Form 10-Q
period 2010-06-30
DYNEX CAPITAL INC
filed 2010-08-09
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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
Yes           ☐           No           ☑

On August 5, 2010, the registrant had 18,168,742 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Agency MBS (including pledged of $519,511 and $575,386, respectively)	$568,966	$594,120
Non-Agency securities (including pledged of $168,660 and $82,770, respectively)	179,996	109,110
Securitized mortgage loans, net	192,666	212,471
Other investments, net	1,597	2,280
	943,225	917,981

Cash and cash equivalents	30,279	30,173
Derivative assets	–	1,008
Accrued interest receivable	5,043	4,583
Other assets, net	4,891	4,317
Total assets	$983,438	$958,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$590,925	$638,329
Non-recourse collateralized financing	191,929	143,081
Derivative liabilities	2,835	–
Accrued interest payable	1,145	1,208
Other liabilities	5,773	6,691
	792,607	789,309
Commitments and Contingencies (Note 13)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized; 9.5% Cumulative Convertible Series D, 4,221,539 shares
issued and outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $.01 per share, 100,000,000 shares authorized; 15,168,742 and 13,931,512 shares issued and outstanding, respectively	152	139
Additional paid-in capital	390,544	379,717
Accumulated other comprehensive income	17,436	10,061
Accumulated deficit	(259,050)	(262,913)
	190,831	168,753
Total liabilities and shareholders’ equity	$983,438	$958,062

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Agency MBS	$4,610	$5,096	$9,478	$9,531
Non-Agency securities	3,741	156	6,241	315
Securitized mortgage loans	3,355	4,485	6,978	9,306
Other investments	32	78	64	135
Cash and cash equivalents	2	4	5	9
	11,740	9,819	22,766	19,296
Interest expense:
Repurchase agreements	1,362	829	2,625	1,893
Non-recourse collateralized financing	2,446	2,711	5,013	5,686
Other interest expense	–	398	–	792
	3,808	3,938	7,638	8,371

Net interest income	7,932	5,881	15,128	10,925
Provision for loan losses	(150)	(139)	(559)	(318)
Net interest income after provision for loan losses	7,782	5,742	14,569	10,607

Gain on sale of investments, net	716	138	794	221
Fair value adjustments, net	71	(507)	153	138
Other income, net	555	143	1,224	164
Equity in income (loss) of joint venture, net	–	610	–	(144)
General and administrative expenses:
Compensation and benefits	(870)	(1,069)	(1,842)	(1,953)
Other general and administrative expenses	(987)	(687)	(2,094)	(1,530)

Net income	7,267	4,370	12,804	7,503
Preferred stock dividends	(1,003)	(1,003)	(2,005)	(2,005)

Net income to common shareholders	$6,264	$3,367	$10,799	$5,498

Weighted average common shares:
Basic	15,122	12,988	14,668	12,581
Diluted	19,347	17,210	18,893	12,581
Net income per common share:
Basic	$0.41	$0.26	$0.74	$0.44
Diluted	$0.38	$0.25	$0.68	$0.44

Dividends declared per common share	$0.23	$0.23	$0.46	$0.46

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$7,267	$4,370	$12,804	$7,503
Other comprehensive income:
Available-for-sale securities:
Change in market value	6,674	3,878	11,987	7,431
Reclassification adjustment for net gain on sale of investments	(702)	(138)	(779)	(221)
Reclassification adjustment for equity in the joint venture’s other-than-temporary impairment	–	–	–	707
Net unrealized loss on cash flow hedging instruments	(2,648)	–	(3,833)	–
Other comprehensive income	3,324	3,740	7,375	7,917

Comprehensive income	10,591	8,110	20,179	15,420
Dividends declared on preferred stock	(1,003)	(1,003)	(2,005)	(2,005)
Comprehensive income to common shareholders	$9,588	$7,107	$18,174	$13,415

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
 (amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of December 31, 2009	$41,749	$139	$379,717	$10,061	$(262,913)	$168,753
Common stock issuance	–	13	10,846	–	–	10,859
Restricted stock vesting	–	–	(19)	–	–	(19)
Cumulative effect of adoption ofnew accounting principle	–	–	–	–	12	12
Net income	–	–	–	–	12,804	12,804
Dividends on preferred stock	–	–	–	–	(2,005)	(2,005)
Dividends on common stock	–	–	–	–	(6,948)	(6,948)
Other comprehensive income	–	–	–	7,375	–	7,375
Balance as of June 30, 2010	$41,749	$152	$390,544	$17,436	$(259,050)	$190,831

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$12,804	$7,503
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(460)	(918)
Decrease in accrued interest payable	(63)	(521)
Provision for loan losses	559	318
Gain on sale of investments, net	(794)	(221)
Fair value adjustments, net	(153)	(138)
Equity in loss of joint venture, net	–	144
Amortization and depreciation	3,197	1,093
Stock based compensation expense	163	351
Net change in other assets and other liabilities	(2,245)	(1,364)
Net cash and cash equivalents provided by operating activities	13,008	6,247

Investing activities:
Purchase of investments	(219,279)	(237,475)
Payments received on investments	145,274	49,536
Proceeds from sales of investments	50,883	3,694
Principal payments received on securitized mortgage loans	19,443	10,431
Other investing activities	856	(1,540)
Net cash and cash equivalents used in investing activities	(2,823)	(175,354)

Financing activities:
(Repayment of) borrowings under repurchase agreements, net	(47,404)	198,314
Non-recourse collateralized financing	50,678	–
Principal payments on non-recourse collateralized financing	(15,544)	(7,880)
Redemption of securitization financing	–	(15,492)
Decrease in restricted cash	–	2,974
Proceeds from issuance of common stock	10,859	6,658
Dividends paid	(8,668)	(7,602)
Net cash and cash equivalents (used in) provided by financing activities	(10,079)	176,972

Net increase in cash and cash equivalents	106	7,865
Cash and cash equivalents at beginning of period	30,173	24,335
Cash and cash equivalents at end of period	$30,279	$32,200

Supplemental Non-Cash Investing and Financing Activities:
Common dividends declared but not paid	$3,489	$3,029
Preferred dividends declared but not paid	$1,003	$1,003

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2010.  The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated statements of cash flows now present separately its changes in accrued interest receivable and accrued interest payable, which were previously included within its net change in other assets and other liabilities as well as within other investing activities.  These respective amounts on the consolidated statement of cash flows for the six months ended June 30, 2009 presented herein have been reclassified to conform to the current year presentation and have no effect on reported total assets or total liabilities or results of operations.

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

Non-Agency Securities.  The Company’s non-Agency securities are comprised of CMBS and RMBS, the majority of which are investment grade rated.  Interest rates for non-Agency securities collateralized with adjustable rate mortgage loans are based on indexes similar to those of Agency MBS.  Like Agency MBS, the Company accounts for its non-Agency securities in accordance with ASC Topic 320, and all of the Company’s non-Agency securities are designated as available-for-sale with changes in their fair value reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.

The Company determines the fair value for certain of its non-Agency securities based upon prices obtained from a third-party pricing service and broker quotes with the remainder of the non-Agency securities being valued by discounting the estimated future cash flows derived from pricing models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information.  Like Agency MBS, the Company generally intends to hold its investments in non-Agency securities until maturity, but it may, from time to time, sell any of its securities as part of the overall management of its business.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

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

Allowance for Loan Losses

An allowance for loan losses has been estimated and established for currently existing and probable losses for mortgage loans that are considered impaired.  Provisions made to increase the allowance are charged as a current period expense.  Commercial mortgage loans are secured by income-producing real estate and are evaluated individually for impairment when the debt service coverage ratio on the mortgage loan is less than 1:1 or when the mortgage loan is delinquent.  An allowance may be established for a particular impaired commercial mortgage loan.  Commercial mortgage loans not evaluated for individual impairment or not deemed impaired are evaluated for a general allowance.  Certain of the commercial mortgage loans are covered by mortgage loan guarantees that limit the Company’s exposure on these mortgage loans.  Single family mortgage loans are considered homogeneous and are evaluated on a pool basis for a general allowance.

The Company considers various factors in determining its specific and general allowance requirements, including  whether a loan is delinquent, the Company’s historical experience with similar types of loans, historical cure rates of delinquent loans, and historical and anticipated loss severity of the mortgage loans as they are liquidated.  The factors may differ by mortgage loan type (e.g., single-family versus commercial) and collateral type (e.g., multifamily versus office property).  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.

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

Repurchase Agreements

The Company uses repurchase agreements to finance certain of its investments.  Under these repurchase agreements, the Company sells the securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as a sale and repurchase obligation, a repurchase agreement is generally treated as a financing in accordance with the provision of ASC Topic 860 under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate.  A repurchase agreement lender may require the Company to pledge additional collateral in the event the estimated fair value of the existing pledged collateral declines.  Repurchase agreement financing is recourse to the Company and the assets pledged.  All of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which provides that the lender is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or the most recent closing quotation of such source.

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

In December 2009, the Company re-securitized a portion of its CMBS and sold $15,000 of bonds to a special purpose entity which is not included in the consolidated balance sheet of the Company as of December 31, 2009, but is included in the consolidated balance sheet as of June 30, 2010 as required by amendments to ASC Topic 860 which became effective January 1, 2010.

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

If the underlying asset, liability or commitment is sold or matures, the hedge is deemed partially or wholly ineffective, or if the criterion that was established at the time the hedging instrument was entered into no longer exists, the interest rate agreement no longer qualifies as a designated hedge.  Under these circumstances, such changes in the market value of the interest rate agreement are recognized in current period’s statement of income.

For interest rate agreements designated as trading positions, realized and unrealized changes in fair value of these instruments are recognized in the statement of income as trading income or loss in the period in which the changes occur or when such trade instruments are settled.  As of June 30, 2010 and December 31, 2009, the Company does not have any derivative instruments designated as trading positions.

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

Other-than-Temporary Impairments

The Company evaluates all debt securities in its investment portfolio for other-than-temporary impairments by applying the guidance prescribed in ASC Topic 320, which states that a debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the Company intends, or is required, to sell the security before recovery of the security’s amortized cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  Any remaining difference between fair value and amortized cost is recognized in other comprehensive income. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the delinquent mortgage loans in the security.

Contingencies

In the normal course of business, there are various lawsuits, claims, and contingencies pending against the Company.  In accordance with ASC Topic 450, we evaluate whether to establish provisions for estimated losses from pending claims, investigations and proceedings.  Although the ultimate outcome of the various matters cannot be ascertained at this point, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company taken as a whole.  Such resolution may, however, have a material effect on the results of operations or cash flows in any future period, depending on the level of income for such period.

Recent Accounting Pronouncements

In January 2010, FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2010-01 which amends the accounting guidance specified in ASC Topic 505.  Specifically, the amendment clarifies that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update is effective for interim and annual reporting periods ending on or after December 15, 2009, and should be applied retrospectively.  The Company has only distributed cash dividends to its stockholders, and does not currently intend to change this policy.  As such, this amendment to ASC Topic 505 did not have and is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2010, FASB issued Update No. 2010-06, which amends ASC Topic 820 to require additional disclosures and to clarify existing disclosures.  Specifically, entities will be required to disclose reasons for and amounts of transfers in and out of levels 1 and 2 as well as a reconciliation of level 3 measurements to include separate information about purchases, sales, issuances, and settlements.  Additionally, this amendment clarifies that a “class” of assets or liabilities is often a subset of assets or liabilities within a line item on the entity’s balance sheet, and that a reporting entity should provide fair value measurement disclosures for each class.  This amendment also clarifies that disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements is required for those measurements that fall in either level 2 or 3.  The effective date for the new disclosure requirements relating to the rollforward of activity in level 3 fair value measurements is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  All other new disclosures and clarifications of existing disclosures issued in this Update are effective for interim and annual reporting periods beginning after December 15, 2009.  The Company has not had any transfers into or out of levels 1 or 2, but will provide these disclosures in the future when such a change occurs.  Because these amendments to ASC Topic 820 relate only to disclosures and do not alter GAAP, they do not impact the Company’s financial condition or results of operations.

In February 2010, ASU No. 2010-10 was issued which allows certain reporting entities to defer the consolidation requirements amended in ASC Topic 810 by ASU No. 2009-17.  The Company is not eligible for this deferral.  As such, the amendments provided in ASU No. 2009-17 were adopted by the Company effective January 1, 2010.

In April 2010, FASB issued ASU No. 2010-18 which amends ASC Topic 310 to provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted.  Management has evaluated these amendments and has determined that they will not have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended June 30,
	2010		2009
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$7,267		$4,370
Preferred stock dividends	(1,003)		(1,003)
Net income to common shareholders	6,264	15,122,324	3,367	12,987,784
Effect of dilutive items	1,003	4,224,706	1,003	4,222,001
Diluted	$7,267	19,347,030	$4,370	17,209,785

Net income per common share:
Basic		$0.41		$0.26
Diluted		$0.38		$0.25

Components of dilutive items:
Convertible preferred stock	$1,003	4,221,539	$1,003	4,221,539
Stock options	–	3,167	–	462
	$1,003	4,224,706	$1,003	4,222,001

	Six Months Ended June 30,
	2010		2009
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$12,804		$7,503
Preferred stock dividends	(2,005)		(2,005)
Net income to common shareholders	10,799	14,668,489	5,498	12,581,033
Effect of dilutive items	2,005	4,224,438	–	–
Diluted	$12,804	18,892,927	$5,498	12,581,033

Net income per common share:
Basic		$0.74		$0.44
Diluted		$0.68		$0.44

Components of dilutive items:
Convertible preferred stock	$2,005	4,221,539	$–	–
Stock options	–	2,899	–	–
	$2,005	4,224,438	$–	–

The following securities were excluded from the calculation of diluted net income per common shares, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares issuable under stock option awards	15,000	70,000	15,000	95,000
Convertible preferred stock	–	–	–	4,221,539

NOTE 3 – AGENCY MORTGAGE BACKED SECURITIES

The following table presents the components of the Company’s investment in Agency MBS as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Principal/par value	$539,451	$570,215
Purchase premiums	17,888	12,991
Purchase discounts	(34)	(44)
Amortized cost	557,305	583,162
Gross unrealized gains	12,255	11,261
Gross unrealized losses	(594)	(303)
Fair value	$568,966	$594,120

Weighted average coupon	4.38%	4.76%
Weighted average months to reset	19 months	20 months

Principal/par value includes principal payments receivable of $2,607 and $3,559 on Agency MBS as of June 30, 2010 and December 31, 2009, respectively.  The Company received principal payments of $129,508 on its portfolio of Agency MBS and purchased approximately $126,201 of Agency MBS during the six months ended June 30, 2010.  The Company also sold $18,762 of Agency MBS during the six months ended June 30, 2010 on which it recognized gains of $702.

NOTE 4 – NON-AGENCY SECURITIES

The following table presents the components of the Company’s non-Agency securities as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	CMBS	RMBS	Total Non-Agency	CMBS	RMBS	Total Non-Agency
Carrying value	$166,151	$5,244	$171,395	$104,553	$6,462	$111,015
Gross unrealized gains	8,515	548	9,063	2,795	415	3,211
Gross unrealized losses	–	(462)	(462)	(4,145)	(971)	(5,116)
	$174,666	$5,330	$179,996	$103,203	$5,907	$109,110
Weighted average coupon	6.80%	8.15%	6.84%	7.96%	7.93%	7.96%

The Company’s non-Agency CMBS are comprised primarily of ‘AAA’-rated securities with a fair value of $170,489 and $99,092, as of June 30, 2010 and December 31, 2009, respectively.  The Company has purchased non-Agency CMBS with a par value of $60,800 during the six months ended June 30, 2010, which have a fair value of $63,136 as of June 30, 2010.  The majority of the Company’s non-Agency RMBS were issued by a single trust in 1994.  The Company did not purchase any additional non-Agency RMBS during the six months ended June 30, 2010.

In 2009, the Company exercised certain of its redemption rights and redeemed CMBS that were refinanced through a securitization transaction in December 2009.  The Company sold $15,000 of the securitization bonds as part of this transaction.  As a result of the adoption of the amendments to ASC Topics 860 and 810 on January 1, 2010, the Company now consolidates these assets and the associated securitization financing.  This resulted in an increase to the par value of the Company’s investments as of January 1, 2010 of $15,000 with a corresponding increase in the par value of its securitization financing.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Securitized mortgage loans:
Commercial, unpaid principal balance	$113,729	$137,567
Single-family, unpaid principal balance	58,184	61,336
	171,913	198,903
Funds held by trustees, including funds held for defeasance	24,585	17,737
Unamortized discounts and premiums, net	148	43
Loans, at amortized cost	196,646	216,683
Allowance for loan losses	(3,980)	(4,212)
	$192,666	$212,471

All of the securitized mortgage loans are pledged as collateral for the associated securitization financing bonds, which are discussed further in Note 9.

Commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 82% of commercial mortgage loans are secured by multifamily properties and approximately 18% by other types of commercial properties.

Single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  Single-family mortgage loans as of June 30, 2010 includes $1,531 of loans in foreclosure and $3,586 of loans more than 90 days delinquent on which the Company continues to accrue interest.

The Company identified securitized commercial and single-family mortgage loans with combined unpaid principal balances of $12,509 and $3,920, respectively, as being impaired as of June 30, 2010, compared to impairments of $20,491 and $4,065, respectively, as of December 31, 2009.  The Company recognized $102 and $223 of interest income on impaired securitized commercial mortgage loans and $60 and $120 on impaired single-family mortgage loans for the three and six months ended June 30, 2010, respectively.

Funds held by trustees as of June 30, 2010 and December 31, 2009 include $24,436 and $17,588, respectively, of cash and cash equivalents held by the trust for defeased loans.  These defeased funds represent replacement collateral for the defeased mortgage loan, which replicates the contractual cash flows of the defeased mortgage loan and will be used to service the debt for which the underlying mortgage on the property has been released.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the components of the allowance for loan losses as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Securitized commercial mortgage loans	$3,709	$3,935
Securitized single-family mortgage loans	271	277
	3,980	4,212
Other investments	265	96
	$4,245	$4,308

The following table presents certain information on impaired single-family and commercial securitized mortgage loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Commercial	Single-family	Commercial	Single-family
Investment in impaired loans, including basis adjustments	$12,448	$3,984	$20,465	$4,152
Allowance for loan losses	(3,709)	(271)	(3,935)	(277)
Investment in excess of allowance	$8,739	$3,713	$16,530	$3,875

The following table summarizes the aggregate activity for the allowance for loan losses for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allowance at beginning of period	$4,717	$3,782	$4,308	$3,707
Provision for loan losses	150	234	559	318
Credit losses, net of recoveries	(622)	–	(622)	(9)
Allowance at end of period	$4,245	$4,016	$4,245	$4,016

NOTE 7 – DERIVATIVES

Please see Note 1 for additional information related to the Company’s accounting policies for derivative instruments.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments under ASC Topic 815 as well as their classification on the balance sheet as of June 30, 2010 and December 31, 2009:

Type of Derivative	Balance Sheet Location	Gross Fair Value As of June 30, 2010	Gross Fair Value As of December 31, 2009
Interest rate swaps	Derivative assets	$–	$1,008
Interest rate swaps	Derivative liabilities	(2,835)	–
		$(2,835)	$1,008

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

The following table summarizes information regarding the Company’s outstanding interest rate swap agreements as of June 30, 2010:

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped

November 24, 2009	November 24, 2011	$25,000	0.96%
November 24, 2009	November 24, 2012	50,000	1.53%
December 24, 2009	December 24, 2014	30,000	2.50%
February 8, 2010	February 8, 2012	75,000	1.03%
May 10, 2010	May 8, 2014	35,000	1.93%
		$215,000

These interest rate swaps have been designated as cash flow hedging positions.  The Company did not have derivative instruments designated as trading positions as of June 30, 2010 or December 31, 2009.  As of June 30, 2010, the Company had margin requirements for these interest rate swaps totaling $3,232 for which Agency MBS with a fair value of $2,788 and cash of $444 have been posted as collateral.

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of income for the three months ended June 30, 2010.  The Company did not hold any derivative financial instruments during the three months ended June 30, 2009.

Type of Derivative Designated as Cash Flow Hedge	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Amount of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Location of Loss Recognized in Statement of Income on Derivative (Ineffective Portion)	Amount of Loss (Gain) Recognized in Statement of Income on Derivatives (Ineffective Portion)
Interest rate swaps	$3,237	Interest expense	$589	Other income, net	$(1)

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of income for the six months ended June 30, 2010.  The Company did not hold any derivative financial instruments during the six months ended June 30, 2009.

Type of Derivative Designated as Cash Flow Hedge	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Amount of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Location of Loss Recognized in Statement of Income on Derivative (Ineffective Portion)	Amount of Loss (Gain) Recognized in Statement of Income on Derivatives (Ineffective Portion)
Interest rate swaps	$4,880	Interest expense	$1,047	Other income, net	$9

The table below presents the effect of the Company’s derivatives designated as hedging instruments on the Company’s accumulated other comprehensive income for the three and six months ended June 30, 2010.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Balance at beginning of period	$(177)	$1,008
Change in fair value of interest rate swaps	(3,237)	(4,880)
Reclassification adjustment for amounts included in statement of operations	589	1,047
Balance at end of period	$(2,825)	$(2,825)

The Company estimates that an additional $1,981 will be reclassified to earnings from AOCI as an increase to interest expense during the next 12 months.

The interest rate agreements the Company has with its derivative counterparties contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.  Additionally, the agreements outstanding with one of the derivative counterparties allow that counterparty to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than $1 as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of June 30, 2010, the Company had derivatives in a net liability position totaling $2,930, inclusive of accrued interest but excluding any adjustment for nonperformance risk.  If the Company had breached any of these agreements as of June 30, 2010, it could have been required to settle those derivatives at their termination value of $2,930.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements as of June 30, 2010 and December 31, 2009 by the type of securities collateralizing the repurchase agreement:

	June 30, 2010
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$489,782	0.29%	$512,671
Non-Agency CMBS	71,727	1.40%	85,323
Non-Agency RMBS	2,927	1.85%	3,361
Securitization financing bonds (see Note 9)	26,489	1.76%	31,209
	$590,925	0.50%	$632,564

	December 31, 2009
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$540,586	0.60%	$575,386
Non-Agency securities	73,338	1.73%	82,770
Securitization financing bonds (see Note 9)	24,405	1.59%	34,431
	$638,329	0.76%	$692,587

As of June 30, 2010 and December 31, 2009, the repurchase agreements had the following original maturities:

Original Maturity	June 30, 2010	December 31, 2009
30 days or less	$161,218	$69,576
31 to 60 days	357,269	300,413
61 to 90 days	59,616	180,643
Greater than 90 days	12,822	87,697
	$590,925	$638,329

The following table presents our borrowings by repurchase agreement counterparty as of June 30, 2010:

Counterparty	Repurchase agreements	Fair Value of Collateral Pledged	Equity at Risk	Weighted Average Original Maturity
Bank of America Securities, LLC	$141,748	$151,090	$9,342	59 days
Deutsche Bank	60,894	65,339	4,445	31 days
All other	388,283	416,135	27,852	31 days
	$590,925	$632,564	$41,639	38 days

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

Non-recourse collateralized financing on the Company’s consolidated balance sheet as of June 30, 2010 is comprised of $50,622 of financing provided by the Federal Reserve Bank of New York (the “New York Federal Reserve”) under its Term Asset-Backed Securities Loan Facility (“TALF”) and $141,307 of securitization financing.  Non-recourse collateralized financing as of December 31, 2009 was comprised solely of securitization financing with a balance of $143,081.  Unlike repurchase agreements, TALF financing and securitization financing are similar in that they are both non-recourse to the Company.

During the six months ended June 30, 2010, the Company financed purchases of ‘AAA’-rated CMBS with a par value of $60,800 using TALF financing.  As of June 30, 2010, the fair value of these CMBS is $63,136, and the balance of the TALF borrowings is $50,713 with an estimated weighted average life remaining of 2.7 years.  The Company incurred $100 in administrative fees which are being amortized and recognized as an adjustment to interest expense on the related TALF borrowings.

As of June 30, 2010, the Company has three series of securitization financing bonds outstanding which were issued pursuant to three separate indentures.  One of the series has two classes of bonds outstanding, one which is owned by third parties and one of which has been retained by the Company.  The class owned by third parties has a principal amount outstanding of $22,773 as of June 30, 2010 compared to $23,852 as of December 31, 2009 and is collateralized by single-family mortgage loans with unpaid principal balances of $23,483 as of June 30, 2010 compared to $24,563 as of December 31, 2009.  As of June 30, 2010, this class shares additional collateralization of $6,551 with the other class within the same series that the Company retained.  This is a variable rate bond which pays interest based on one-month LIBOR plus 0.30%.

The second series of bonds is fixed-rate with a principal amount of $106,771 as of June 30, 2010 compared to $121,168 as of December 31, 2009, and is collateralized by commercial mortgage loans, including proceeds from defeased loans, with unpaid principal balances of $126,949 as of June 30, 2010 compared to $142,039 as of December 31, 2009.

The third series of bonds is also fixed-rate with a principal amount of $15,000 as of June 30, 2010 and is collateralized by CMBS with a fair value of $16,840.  This series represents the portion of a securitization bond the Company sold as part of the re-securitization of CMBS the Company completed in December 2009.  Subsequently, amendments to ASC Topic 860 became effective which resulted in the Company consolidating the trust that issued the bond pursuant to ASC Topic 810 as of January 1, 2010.

The components of securitization financing along with certain other information as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010		December 31, 2009
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed rate classes	$121,771	6.2 – 7.2%	$121,168	6.7% - 7.2%
Variable rate class	22,773	0.6%	23,852	0.5%
Unamortized net bond premium and deferred costs	(3,237)		(1,939)
	$141,307		$143,081

Weighted average coupon	5.9%		5.9%
Range of stated maturities	2016 – 2027		2024 – 2027
Estimated weighted average life	3.2 years		3.0 years

The additional $15,000 of bonds which the Company now consolidates as a result of the amendments to ASC Topic 860 has a weighted average life of 5.0 years which increased the overall estimated weighted average life for securitization financing from 3.0 years as of December 31, 2009 to 3.2 years as of June 30, 2010.

The Company has redeemed securitization bonds in the past, and in certain instances, the Company may decide to keep the bond outstanding, which enables it to more easily finance the redeemed bond.  The Company currently has two bonds from different trusts that it had previously redeemed and is currently financing using repurchase agreements.  One of these bonds has a par value of $6,606 as of June 30, 2010 and is financed with a repurchase agreement with a balance of $4,954 as of June 30, 2010.  This bond is rated ‘AAA’ and is collateralized by commercial mortgage loans with a guaranty of payment by Fannie Mae.  The other bond the Company redeemed has a par value of $28,150 as of June 30, 2010 and is also rated ‘AAA’.  The second bond is collateralized by single-family mortgage loans and is pledged as collateral to support repurchase agreement borrowings of $21,535 as of June 30, 2010.  These bonds are legally outstanding but are eliminated because the issuing trust is included in the Company’s consolidated financial statements.

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

•
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  The Company’s fair valued assets and liabilities that are generally included in this category are Agency MBS, certain non-Agency CMBS, and its derivatives.

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

The following table presents the fair value of the Company’s assets and liabilities as of June 30, 2010, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$568,966	$–	$568,966	$–
Non-Agency securities:
CMBS	174,666	–	63,136	111,530
RMBS	5,330	–	–	5,330
Other investments	131	–	–	131
Total assets carried at fair value	$749,093	$–	$632,102	$116,991

Liabilities:
Derivative liabilities	2,835	–	2,835	–
Total liabilities carried at fair value	$2,835	$–	$2,835	$–

The Company’s Agency MBS, as well a portion of its non-Agency CMBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency CMBS and non-agency RMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from pricing models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, as well as certain other relevant information.  The following tables present the beginning and ending balances of the Level 3 fair value estimates for the three and six months ended June 30, 2010:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of March 31, 2010	$122,023	$5,131	$132	$127,286
Total realized and unrealized gains (losses):
Included in the statement of operations	–	–	(1)	(1)
Included in other comprehensive income	1,536	657	–	2,193
Principal payments	(11,672)	(463)	–	(12,135)
(Amortization) accretion	(357)	5		(352)
Transfers in and/or out of Level 3	–	–	–	–
Balance as of June 30, 2010	$111,530	$5,330	$131	$116,991

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of December 31, 2009	$103,203	$5,907	$131	$109,241
Cumulative effect of adoption of new accounting principle	14,924	–	–	14,924
Balance as of January 1, 2010	118,127	5,907	131	124,165
Total realized and unrealized gains (losses):
Included in the statement of operations	–	–	–	–
Included in other comprehensive income	7,857	641	–	8,498
Purchases	–	–	12	12
Principal payments	(13,859)	(1,227)	(12)	(15,098)
(Amortization) accretion	(595)	9	–	(586)
Transfers in and/or out of Level 3	–	–	–	–
Balance as of June 30, 2010	$111,530	$5,330	$131	$116,991

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$568,966	$568,966	$594,120	$594,120
Non-Agency CMBS	174,666	174,666	103,203	103,203
Non-Agency RMBS	5,330	5,330	5,907	5,907
Securitized mortgage loans, net	192,666	173,371	212,471	186,547
Other investments	1,597	1,653	2,280	2,079
Derivative assets	–	–	1,008	1,008

Liabilities:
Repurchase agreements	590,925	590,925	638,329	638,329
Non-recourse collateralized financing	191,929	188,451	143,081	132,234
Derivative liabilities	2,835	2,835	–	–

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of June 30, 2010 or December 31, 2009.

The following table presents certain information for Agency MBS and non-Agency securities that were in an unrealized loss position as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$54,697	$594	$73,288	$302
Non-Agency CMBS	4,191	2	92,438	4,145
One year or more:
Non-Agency RMBS	3,746	460	4,087	971
	$62,634	$1,096	$169,813	$5,418

The Company reviews the estimated future cash flows for its non-Agency securities to determine whether there have been adverse changes in the cash flows that necessitate recognition of other-than-temporary impairment amounts.  Approximately $3,671 of the non-Agency securities in an unrealized loss position as of June 30, 2010 are investment grade MBS collateralized by mortgage loans that were originated during or prior to 1999.  Based on the credit rating of these MBS and the seasoning of the mortgage loans collateralizing these securities, the impairment of these MBS is not determined to be other-than-temporary as of June 30, 2010.

The estimated cash flows of the remaining $4,266 of non-Agency securities were reviewed based on the performance of the underlying mortgage loans collateralizing the MBS as well as projected loss and prepayment rates.  Based on that review, management did not determine any adverse changes in the timing or amount of estimated cash flows that necessitate recognition of other-than-temporary impairment amounts as of June 30, 2010.

NOTE 11 – PREFERRED AND COMMON STOCK

The Company has a continuous equity placement program (“EPP”) whereby the Company may offer and sell through its sales agent shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings”, as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  During the six months ended June 30, 2010, the Company received proceeds of $10,075, net of broker sales commission, for 1,140,200 shares of common stock sold at an average price of $9.04.  On June 24, 2010, the Company filed a prospectus supplement with the SEC to offer and sell through its sales agent, JMP Securities, LLC, up to 5,000,000 shares of its common stock.

The Company also issued shares under its 2009 Stock and Incentive Plan for a portion of management’s 2009 performance bonus as well as for a portion of the Chief Executive Officer’s 2010 salary through June 30, 2010.

The following table presents a summary of the changes in the number of preferred and common shares outstanding for the period indicated:

	Preferred Stock Series D	Common Stock
Balance as of December 31, 2009	4,221,539	13,931,512
Common stock issued under EPP	-	1,140,200
Common stock redeemed under 2004 Stock and Incentive Plan	-	50,000
Common stock issued under 2009 Stock and Incentive Plan	-	47,030
Balance as of June 30, 2010	4,221,539	15,168,742

On June 16, 2010, the Company declared preferred and common dividends of $0.2375 and $0.23, respectively, to be paid on July 31, 2010 to shareholders of record on June 30, 2010.

NOTE 12 – EMPLOYEE BENEFITS

Stock Incentive Plan

Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant to eligible employees, directors or consultants or advisors to the Company stock based compensation, including stock options, stock appreciation rights (“SARs”), stock awards, dividend equivalent rights, performance shares, and stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 2,452,970 shares remain available as of June 30, 2010.  Although the Company is no longer issuing stock based compensation under its 2004 Stock Incentive Plan, there are stock options, SARs, and restricted stock still outstanding (and exercisable if vested) thereunder as of June 30, 2010.

SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period as required by ASC Topic 718.  As of June 30, 2010 and December 31, 2009, the fair value of the Company’s outstanding SARs of $527 and $447, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.  The weighted average remaining contractual term on the SARs outstanding as of June 30, 2010 is 29 months.  The total remaining compensation cost related to non-vested SARs is $23 as of June 30, 2010 and will be recognized as the awards vest. The fair value of SARs was estimated as of June 30, 2010 and December 31, 2009 using the Black-Scholes option valuation model based upon the assumptions in the table below.

	June 30, 2010	December 31, 2009
Expected volatility	18.7%-28.3%	25.4%-30.9%
Weighted-average volatility	21.9%	29.4%
Expected dividends	9.7%-9.9%	10.4%
Expected term (in months)	15	18
Weighted-average risk-free rate	1.12%	1.87%
Range of risk-free rates	0.82%-1.55%	1.44%-2.42%

The following tables present a rollforward of the SARs activity for the periods presented:

	Three Months Ended June 30,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited	–	–	–	–
SARs exercised	–	–	–	–
SARs outstanding at end of period	278,146	$7.27	278,146	$7.27
SARs vested and exercisable	258,146	$7.29	219,396	$7.37

	Six Months Ended June 30,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited	–	–	–	–
SARs exercised	–	–	–	–
SARs outstanding at end of period	278,146	$7.27	278,146	$7.27
SARs vested and exercisable	258,146	$7.29	219,396	$7.37

The stock options and restricted stock issued by the Company may be settled only in shares of its common stock, and therefore have been treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718.  The compensation cost related to all stock options has been expensed in prior periods.  As of June 30, 2010 and December 31, 2009, the fair value of the Company’s outstanding restricted stock remaining to be amortized into net income is $181 and $162, respectively.  The following tables present a rollforward of the stock option activity for the periods presented:

	Three Months Ended June 30,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	95,000	$8.59	110,000	$8.55
Options granted	–	–	–	–
Options forfeited	–	–	(15,000)	–
Options exercised	(50,000)	8.45	–	8.30
Options outstanding at end of period (all vested and exercisable)	45,000	$8.75	95,000	$8.59

	Six Months Ended June 30,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	95,000	$8.59	110,000	$8.55
Options granted	–	–	–	–
Options forfeited	–	–	(15,000)	8.30
Options exercised	(50,000)	8.45	–	–
Options outstanding at end of period (all vested and exercisable)	45,000	$8.75	95,000	$8.59

The following tables present a rollforward of the restricted stock activity for the periods presented:

	Three Months Ended June 30,
	2010	2009
Restricted stock at beginning of period	25,000	22,500
Restricted stock granted	10,000	10,000
Restricted stock forfeited	–	–
Restricted stock vested	(10,000)	–
Restricted stock outstanding at end of period	25,000	32,500

	Six Months Ended June 30,
	2010	2009
Restricted stock at beginning of period	32,500	30,000
Restricted stock granted	10,000	10,000
Restricted stock forfeited	–	–
Restricted stock vested	(17,500)	(7,500)
Restricted stock outstanding at end of period	25,000	32,500

Total stock based compensation expense recognized by the Company for the three and six months ended June 30, 2010 is $105 and $163, respectively, compared to $284 and $351 for the comparable periods in 2009.

Employee Savings Plan

The Company provides an Employee Savings Plan under Section 401(k) of the Code.  The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis.  The Company matches the employees’ contribution, up to 6% of the employees’ eligible compensation.  The Company may also make discretionary contributions based on the profitability of the Company.  The total expense related to the Company’s matching and discretionary contributions for the three and six months ended June 30, 2010 was $10 and $69, respectively, compared to $11 and $50 for the three and six months ended June 30, 2009, respectively.  The Company does not provide post-employment or post-retirement benefits to its employees.

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

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court of Common Pleas”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent county property tax receivables for properties located in the County.  In their initial pleadings, the Pentlong plaintiffs (“Pentlong Plaintiffs”) alleged that GLS did not have the right to recover from delinquent taxpayers certain attorney fees, lien docketing, revival, assignment and satisfaction costs, and expenses associated with the original purchase transaction, and interest, in the collection of the property tax receivables pursuant to the Pennsylvania Municipal Claims and Tax Lien Act (the “Act”).  During the course of the litigation, the Pennsylvania State Legislature enacted Act 20 of 2003, which cured many deficiencies in the Act at issue in the Pentlong case, including confirming GLS’ right to collect attorney fees from delinquent taxpayers retroactive back to the date when GLS first purchased the delinquent tax receivables.

In August 2009, based on the provisions of Act 20, GLS filed a Motion for Summary Judgment and supporting Brief in the Court of Common Pleas seeking dismissal of the Pentlong Plaintiffs’ remaining claims regarding GLS’ right to collect reasonable attorneys fees from the named plaintiffs and purported class members; namely, its right to collect lien docketing, revival, assignment and satisfaction costs from delinquent taxpayers; and its practice of charging interest on the first of each month for the entire month.  Subsequently the plaintiffs abandoned their claims with respect to lien docketing and satisfaction costs and the issue of interest.  On April 2, 2010, the Court of Common Pleas granted GLS’ motion for summary judgment with respect to its right to charge attorney fees and interest in the collection of the receivables, removing these claims from the Pentlong Plaintiffs’ case.  While the Court indicated at that time that it lacked sufficient information to rule on the remaining aspects of the motion related to the reasonableness of attorney fees and lien costs, during a status conference between the parties and the judge on April 13, 2010, the judge invited GLS to renew its motion for summary judgment on the issue of GLS’ right to recover lien assignment and revival costs from delinquent taxpayers.

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

The Pentlong Plaintiffs have not enumerated their damages in this matter.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Supreme Court of Texas related to the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al.  The appeal seeks to overturn the trial court’s judgment, and subsequent affirmation by the Fifth Court of Appeals at Dallas, in our and DCI’s favor which denied recovery to Plaintiffs.  Specifically, Plaintiffs are seeking reversal of the trial court’s judgment and sought rendition of judgment against us for alleged breach of loan agreements for tenant improvements in the amount of $253,000.  They also seek reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment.  Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2,100.  Alternatively, Plaintiffs seek a new trial.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of the Company, and therefore management does not believe that it would be obligated for any amounts awarded to the Plaintiffs as a result of the actions of DCI.  There have been no further material developments in this case through June 30, 2010.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary (“MERIT”), and the former president and current Chief Operating Officer and Chief Financial Officer of Dynex Capital, Inc., (together, “Defendants”) are defendants in a putative class action alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (“Bonds”), which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by us and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against us and MERIT.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added our former president and our current Chief Operating Officer as defendants.  Teamsters seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds.  On October 19, 2009, the District Court substantially denied the Defendants’ motion to dismiss the Teamsters’ second amended complaint.  On December 11, 2009, the Defendants filed an answer to the second amended complaint.  The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.  There have been no further material developments in this case through June 30, 2010.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of June 30, 2010 and December 31, 2009 is comprised of the following items:

	June 30, 2010	December 31, 2009
Available for sale investments:
Unrealized gains	$21,318	$14,472
Unrealized losses	(1,057)	(5,419)
	20,261	9,053
Hedging instruments:
Unrealized gains	–	1,008
Unrealized losses	(2,825)	–
	(2,825)	1,008

Accumulated other comprehensive income	$17,436	$10,061

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that provide additional evidence about conditions of the Company that existed as of June 30, 2010, or that qualify as “recognized subsequent events” as defined by ASC Topic 855.

The following events, which occurred subsequent to June 30, 2010 and before the filing of this Quarterly Report on Form 10-Q, qualify as “nonrecognized subsequent events” as defined by ASC Topic 855:

The Company has issued an additional 3,000,000 shares since June 30, 2010 through its EPP, which generated net proceeds of $27,724.

During July 2010, an unscheduled payment of $25,663 (which included $24,436 of funds released from defeasance) was made on the Company’s fixed-rate securitization bond.  After this payment, the remaining balance on this securitization bond of $80,529 became subject to redemption by us in accordance with the terms of the indenture which state that the Company has the right to redeem the bonds when the remaining balance is less than 35% of the original balance.  Any unamortized discount and deferred issuance costs remaining on these bonds at the time of redemption will be recorded as an operating expense in the Company’s statement of operations during that period.  As of June 30, 2010, the balance of these remaining discount and deferred costs was $2,235.  At this time, the Company reasonably expects to redeem at least a portion, if not all, of these bonds before the end of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited Annual Report on Form 10-K for the year ended December 31, 2009.  References herein to “Dynex,” the “company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

EXECUTIVE OVERVIEW

Dynex Capital, Inc., together with its subsidiaries, is a real estate investment trust, or REIT, which invests in mortgage backed securities and mortgage loans on a leveraged basis.  Our objective as a Company is to provide attractive risk-adjusted returns reflective of a leveraged, high quality fixed income portfolio over the long term with a focus on capital preservation.  We provide returns to our shareholders through regularly quarterly dividends and through capital appreciation.

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  Our overall strategy for maximizing net interest income involves managing interest rate risk while attempting to minimize exposure to credit risk.  We implement this strategy by managing the characteristics of our investment portfolio while employing leverage in a manner which enhances the yield on our invested capital.

Our investment strategy is a hybrid-investment strategy which targets high credit quality, short duration investments.  Investments rated as high credit quality have less or limited exposure to loss of principal.  Short duration investments have less exposure to changes in interest rates.  We believe acceptable risk adjusted returns currently exist for these types of investments.

Over the last several years we have purchased almost exclusively Agency MBS and highly-rated non-Agency CMBS.  Agency MBS come with a guaranty as to payment by Fannie Mae, Freddie Mac or Ginnie Mae.  The U.S. Treasury has committed to purchasing preferred stock of Fannie Mae and Freddie Mac through 2012 to ensure their solvency.  As such, we view Agency MBS as having the credit risk of the U.S. government.  The majority of our Agency MBS are collateralized by residential mortgage loans, which generally have a variable interest rate after an initial fixed-rate period, while a minor portion of our Agency MBS are collateralized by commercial mortgage loans, which generally have a fixed interest rate.

Non-Agency securities do not come with guaranty of payment from the U.S. government.  Therefore we seek investments in high credit quality securities that are rated ‘A’ or better by at least one nationally recognized statistical ratings organization.  Since the third quarter of 2009, we have purchased $60.8 million in ‘AAA’ rated CMBS issued in 2004 and 2005 and redeemed $111.3 million in ‘AAA’-rated CMBS issued by us in 1998.  On July 15, 2010, we redeemed another $43.4 million in ‘A’-rated CMBS issued by us in 1998.  We consider CMBS issued by us to have superior attributes compared to other CMBS available in the market, given their seasoning and our knowledge of the underlying commercial mortgage loans.

Investing in mortgage-related securities on a leveraged basis subjects us to interest rate risk from the change in the absolute level of rates (e.g., the level of one-month LIBOR), the changes in relationships between indices of rates (e.g., LIBOR versus US Treasury rates), and changes in the relationships between short-term and long-term rates (e.g., the 2-year Treasury rates versus the 10-year Treasury rates).  Interest rate risk also arises from changes in market spreads reflecting the perceived riskiness of assets (e.g., swap rates and mortgage rates relative to the US Treasury rates).  We attempt to manage our exposure to changes in interest rates by managing our investment portfolio within risk tolerances set by our Board of Directors.  Our current portfolio duration target (a measure of interest rate risk) as of June 30, 2010 is between 0.5 to 1.0 years.  Our portfolio duration could drift outside of our current target due to changes in market conditions and activity in our investment portfolio.  We will use interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as these investments.  In general, mortgage portfolios with positive duration that use repurchase agreement financing will underperform in a period of rising interest rates and outperform in a period of declining interest rates.

We finance our investments through a combination of short-term repurchase agreements and non-recourse collateralized financing such as securitization financing and TALF financing.  Repurchase agreement financing generally has maturities of 30-90 days and is uncommitted financing.  For further discussion of repurchase agreement financing see Liquidity and Capital Resources.  Securitization financing is generally term financing and is repaid from the cash flow received on the securitized mortgage loans.  Our TALF financing had an initial maturity of three years and is recourse only to the assets which it is funding.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control.  The success of our business model and our results of operations and financial condition are impacted by a variety of industry and economic factors including the level of interest rates, interest rate trends, the steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. Government, including the U.S. Federal Reserve and/or the U.S. Treasury.  In addition, our business model may be impacted by other factors such as the state of the credit markets, the availability of financing and the costs of such financing.

During periods of rising interest rates, our assets will generally reset less frequently than our liabilities, resulting in the reduction of our net interest income.  The reduction in net interest income will be larger when short-term interest rates are rapidly rising.  While we intend to use hedging to mitigate some of our interest rate risk, we do not intend to hedge all of our exposure to changes in interest rates.  There are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net interest income on our investment portfolio.  With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will also tend to decrease the market value of our assets (and therefore our book value).

Prepayments on our investments may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control. To the extent we have acquired investments at a premium or discount to their face value, changes in prepayment rates will impact our yield on these investments.  In a period of declining interest rates, prepayments of our investments are likely to increase, which will result in increased amortization of premiums and discounts.  Current period amortizations of premiums and discounts for prepayment sensitive instruments include consideration of future prepayment activity for each particular investment.  As a result, our net interest income may be affected by any differences between our projections of prepayment rates and the actual prepayment rate that occurs.  Further, our net interest income may also suffer if we are unable to reinvest the proceeds of such prepayments at comparable yields.

For a more detailed discussion of these factors, please refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of Part I to the Quarterly Report on Form 10-Q.

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rates and Credit Markets

The volatility experienced in the credit markets beginning in 2007 resulted in extraordinary and often coordinated measures by global central banks and governments to increase the liquidity in and provide stability to the credit markets.  Some of these activities included participation by central banks and governments in markets in which they would not normally participate including purchasing Agency MBS.  In response to these conditions and their effect on economic growth, the Federal Reserve also lowered the targeted Federal Funds rate (the rate at which U.S. banks may borrow from each other) from 4.25% at the beginning of 2008 to its current targeted rate of 0.25%.  While the credit markets are functioning more normally and liquidity has generally returned to the markets, economic activity in the U.S. has remained muted, as measured by gross domestic product, low rates of capacity utilization and high rates of unemployment.  As a result, the U.S. Federal Reserve has pledged to keep the Federal Funds rate at the historically low target rate of 0.25% for an extended period.  As economic activity improves, the Federal Reserve may decide to increase the targeted Federal Funds rate.  Such an increase would likely increase our funding costs because our repurchase agreement financing is based on LIBOR, which typically closely tracks the Federal Funds rate.

Prepayments and Agency MBS

In the first quarter of 2010, both Fannie Mae and Freddie Mac announced delinquent loan buyout programs pursuant to which loans delinquent more than 120 days would be purchased out of existing MBS pools.  Up to that point, Fannie Mae and Freddie Mac had not been actively purchasing delinquent loans from its MBS pools.  Freddie Mac completed its buy-outs in March 2010, and Fannie Mae began its buy-out activity in April and is expected to conclude its buy-outs in July 2010.  Delinquent loan buy-outs by Fannie Mae and Freddie Mac resulted in significant increases in prepayments on our Agency MBS during the second quarter of 2010, which resulted in increased premium amortization for the quarter thereby reducing our net interest income for the three and six months ended June 30, 2010.  On an on-going basis, Fannie Mae and Freddie Mac have indicated that they will continue to purchase loans out of Agency MBS that become 120 days delinquent.  This will lead to continued higher prepayment activity on our Agency MBS.

Financial Regulatory Reform Bill and Other Government Activity

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, the investing environment for Agency MBS, or interest rate swaps and other derivatives because much of the Bill’s implementation has not yet been defined by the regulators.

The U.S. Government has begun programs to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans, the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, these programs may have the effect of increasing prepayment rates and reducing the principal or interest payments on residential mortgage loans held by certain types of borrowers. The effect of such programs for holders of Agency MBS could be that such holders would experience changes in the anticipated yields of their Agency MBS due to (i) increased prepayment rates on their Agency MBS and (ii) lower interest and principal payments on their Agency MBS.

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

Our accounting policies that require the most significant management estimates, judgments or assumptions and are considered most critical to our results of operations or financial position relate to consolidation of subsidiaries, securitization, fair value measurements, impairments, allowance for loan losses and amortization of premiums/discounts on Agency MBS.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 of the Condensed Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  There have been no changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as discussed in Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

The following discussion addresses our balance sheet items that had significant activity during the past quarter and should be read in conjunction with the Condensed Notes to Unaudited Consolidated Financial Statements contained within Item 1 of Part I to this Quarterly Report on Form 10-Q.

Agency MBS

Our Agency MBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

	June 30, 2010			December 31, 2009
(amounts in thousands)	FNMA	FHMLC	Total	FNMA	FHMLC	Total
Hybrid ARMs	$163,546	$112,890	$276,436	$165,893	$129,837	$295,730
ARMs	218,944	28,904	247,848	246,823	51,436	298,259
Fixed rate	43,553	1,129	44,682	131	─	131
	$426,043	$142,923	$568,966	$412,847	$181,273	$594,120

We have purchased approximately $126.2 million of Agency MBS since December 31, 2009.  The fair value as a percentage of par of our Agency MBS increased to 105.5% as of June 30, 2010 from 104.2% as of December 31, 2009.  We received $129.5 million of principal on the securities during the six-month period ended June 30, 2010.  As of June 30, 2010, our Agency MBS portfolio is comprised of approximately 75% Fannie Mae and 25% Freddie Mac.

As of June 30, 2010, our portfolio of Agency MBS included net unamortized premiums of $17.9 million, or 3.3% of the par value of the securities, compared to net unamortized premiums of $12.9 million, or 2.3% of the par value of the securities, as of December 31, 2009.

The average quarterly prepayment rate realized on our Agency MBS portfolio was 33.9% for the second quarter of 2010 compared to 19.9% for the comparable period of 2009.  The increase in prepayments is primarily related to the buyout of mortgage loans delinquent for more than 120 days by Fannie Mae during the second quarter of 2010, which is discussed further in the “Trends and Recent Market Impacts” section above and the “Liquidity and Capital Resources” section below.

Non-Agency Securities

Our non-Agency securities, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	June 30, 2010	December 31, 2009
CMBS	$174,666	$103,203
RMBS	5,330	5,907
	$179,996	$109,110

The increase in non-Agency CMBS since December 31, 2009 is primarily due to our purchase of approximately $93.1 million in ‘AAA’ rated CMBS, which was partially offset by sales of $31.3 million and principal payments of $15.1 million.  The net unrealized gain on our non-Agency CMBS has also increased $9.9 million since December 31, 2009.

In addition, non-Agency securities increased $14.9 million as a result of the adoption of the amendments to ASC Topic 860 effective January 1, 2010, which required us to consolidate the assets and liabilities of a securitization trust in order to remain in compliance with ASC Topic 810.

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  Our net basis in these loans at amortized cost, which includes discounts, premiums, deferred costs, and allowance for loan losses, is presented in the following table by the type of property collateralizing the loan.

(amounts in thousands)	June 30, 2010	December 31, 2009
Commercial	$133,791	$150,371
Single-family	58,875	62,100
	$192,666	$212,471

Our securitized commercial mortgage loans are pledged to two securitization trusts, which were issued in 1993 and 1997, and have outstanding principal balances, including defeased loans, of $11.2 million and $126.9 million, respectively, as of June 30, 2010 compared to $13.1 million and $142.0 million, respectively, as of December 31, 2009.  The decrease in the balance of these mortgage loans from December 31, 2009 to June 30, 2010 was primarily related to principal payments, net of amounts received on defeased loans, of $16.3 million.  We provided approximately $0.1 million for estimated losses on these commercial mortgage loans as a result of an increase in estimated losses on the commercial loan portfolio.

Our securitized single-family mortgage loans are pledged to a securitization trust established in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the balance of these mortgage loans from December 31, 2009 to June 30, 2010 is primarily related to principal payments on the loans of $3.1 million, $1.4 million of which was unscheduled.  These loans are comprised of approximately 87% ARMs, 61% of which are based on six-month LIBOR with the remaining 13% being fixed rate loans.  These loans have a loan to original appraised value of approximately 50.0%, based on the unpaid principal balance as of June 30, 2010.  In addition, approximately 32.9% of the unpaid principal balance of the loans is covered by pool insurance.  The portfolio experienced a decrease in the percentage of single-family mortgage loans more than 60 days delinquent to 6.7% as of June 30, 2010 from 6.8% as of December 31, 2009, and the loans continue to perform well with immaterial losses being realized on the investment for the six months ended June 30, 2010.  After considering the seasoning of these loans, pool insurance, and other credit support, we did not provide for any additional reserves for estimated losses on the single-family mortgage loans during the three or six months ended June 30, 2010.

Repurchase Agreements

Repurchase agreements decreased $47.4 million from December 31, 2009 to June 30, 2010 primarily due to principal payments of $395.6 million offset by additional borrowings of $348.7 million.  We utilized TALF to purchase CMBS during the first quarter of 2010 in lieu of additional repurchase agreement borrowings.

Please refer to Note 8 of our Condensed Notes to Unaudited Consolidated Financial Statements for important information about our repurchase agreements, such as interest rates, maturities, and the types and amounts of related collateral.

Non-Recourse Collateralized Financing

Non-recourse collateralized financing consists of securitization financing and TALF. The balances in the table below include unpaid principal, premiums, discounts, and deferred costs.

(amounts in thousands)	June 30, 2010	December 31, 2009
TALF:
Fixed, secured by CMBS	$50,622	$	─
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	118,970		119,713
Variable, secured by single-family mortgage loans	22,337		23,368
	$191,929		$143,081

Our securitization financing balance decreased only $1.8 million from December 31, 2009 to June 30, 2010.  Although we made principal payments of $15.5 million on our securitization financing bonds during the six months ended June 30, 2010, we added a net $14.3 million to our balance sheet as a result of the adoption of amendments to ASC Topics 810 and 860.  Our bond premium and deferred cost amortization during the six months ended June 30, 2010 was approximately $0.6 million.

Shareholders’ Equity

Shareholders’ equity increased due to net income of $12.8 million, other comprehensive income of $7.4 million, and additional paid-in capital of $10.8 million.  Our other comprehensive income resulted primarily from an increase in the fair value of our Agency MBS and non-Agency CMBS to an average price of 105.5 and 99.3, respectively, as of June 30, 2010 from 104.2 and 96.3, respectively, as of December 31, 2009.  This increase was offset by a $3.8 million decrease in the fair value of our interest rate swap agreements.  The increase in additional paid-in capital primarily resulted from our issuance of 1,140,200 shares of our common stock at an average price of $9.04, which resulted in proceeds of $10.3 million, net of issuance costs, as further discussed in Note 11 of the Condensed Notes to the Unaudited Consolidated Financial Statements.  The remaining $0.5 million resulted from the granting and exercise of various stock awards to directors and employees under our stock incentive plans.  These increases in shareholders’ equity were offset by dividends declared on our common and preferred stock of $9.0 million.

Supplemental Discussion of Investments

The tables below summarize our investment portfolio by major category as of June 30, 2010 and December 31, 2009 and provide our investment basis, associated financing, net invested capital (which is the difference between our investment basis and the associated financing as reported in our consolidated financial statements), and the estimated fair value of the net invested capital as of June 30, 2010.  Net invested capital in the table below represents the approximate allocation of our shareholders’ capital by major investment category.  Because our business model employs the use of leverage, our investment portfolio presented on a gross basis may not reflect the true commitment of our shareholders’ equity capital to a particular investment category, and it may not indicate to our shareholders where our capital is at risk.  We believe this analysis is particularly important when we use financing which is recourse to us such as repurchase agreements.  Our capital allocation decisions are in large part determined based on risk adjusted returns for our capital available in the marketplace.  Such risk-adjusted returns are based on the leveraged return on investment (i.e., return on equity or, alternatively, return on invested capital).  We present the information in the table below to show where our capital is allocated by investment category.  We believe that our shareholders view our actual capital allocations as important in their understanding of the risks in our business and the earnings potential of our business model.

For investments carried at fair value in our consolidated financial statements, the estimated fair value of net invested capital (presented in the last column of the following table) is equal to the basis as presented in the consolidated financial statements less the financing amount associated with that investment.  For investments carried at an amortized cost basis (principally securitized mortgage loans), the estimated fair value of net invested capital is based on the present value of the projected cash flow from the investment, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the associated financing.  In general, because of the uniqueness and age of these investments, an active secondary market does not currently exist so management makes assumptions as to market expectations of prepayment speeds, losses and discount rates.  Therefore, if we actually were to have attempted to sell these investments as of June 30, 2010 or as of December 31, 2009, there can be no assurance that the amounts set forth in the tables below could have been realized.  In all cases, we believe that these valuation techniques are consistent with the methodologies used in our fair value disclosures included in Note 10 of the Condensed Notes to Unaudited Consolidated Financial Statements contained herein.

Estimated Fair Value of Net Invested Capital

	June 30, 2010 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Estimated fair value of net invested capital
Agency MBS (2)	$568,966	$489,782	$79,184	$79,184

Non-Agency securities (4)
CMBS	174,666	136,783	37,883	37,129
RMBS	5,330	2,927	2,403	2,403
	179,996	139,710	40,286	39,532

Securitized mortgage loans: (3)
Single-family mortgage loans – 2002 Trust	58,875	43,872	15,003	9,279
Commercial mortgage loans – 1993 Trust	9,697	4,954	4,743	4,391
Commercial mortgage loans – 1997 Trust	124,094	104,536	19,558	10,572
	192,666	153,362	39,304	24,242

Other investments	1,597	─	1,597	1,653

Total	$943,225	$782,854	$160,371	$144,611

(1)	Financing includes repurchase agreements and non-recourse collateralized financing.
(2)
Estimated fair values are based on a third-party pricing service and dealer quotes.  Net invested capital excludes cash maintained to support investment in Agency MBS financed with repurchase agreement borrowings, if any.

(3)	Estimated fair values are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in unredeemed securitization financing bonds.
(4)
Estimated fair values are calculated for certain non-Agency securities based upon prices obtained from a third-party pricing service and broker quotes with the remainder calculated as the net present value of expected future cash flows.

The following table summarizes management’s assumptions used in our calculation of estimated fair value of net invested capital as of June 30, 2010 for the securitized mortgage loan portion of our investment portfolio.

	Fair Value Assumptions
Investment type	Approximate year of investment origination or issuance	Weighted-average prepayment rates(1)	Projected annual losses (2)	Weighted-average discount rate(3)

Single-family mortgage loans – 2002 Trust	1994	15% CPR	0.2%	10%
Commercial mortgage loans – 1993 Trust	1993	0% CPR	0.4%	20%
Commercial mortgage loans – 1997 Trust	1997	0% CPY(4)	1.0%	20%

(1)
Assumed CPR (“constant prepayment rate”) generally is governed by underlying pool characteristics.  Loans currently delinquent in excess of 30 days are assumed to be liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(2)	Management’s estimate of losses that would be used by a third party in valuing these or similar assets.
(3)	Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.
(4)	CPY is the equivalent of CPR with yield maintenance provision. 20% CPY assumes a CPR of 20% per annum on the pool upon expiration of the prepayment lock-out period.

	December 31, 2009 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Estimated fair value of net invested capital
Agency MBS (2)	$594,120	$540,586	$53,534	$53,534

Securitized mortgage loans: (3)
Single-family mortgage loans – 2002 Trust	62,100	41,716	20,384	13,911
Commercial mortgage loans – 1993 Trust	11,574	6,057	5,517	5,762
Commercial mortgage loans – 1997 Trust	138,797	119,713	19,084	10,235
	212,471	167,486	44,985	29,908

Non-Agency securities (4)
CMBS	103,203	73,338	29,865	29,865
RMBS	5,907	─	5,907	5,907
	109,110	73,338	35,772	35,772

Other investments	2,280	─	2,280	2,079

Total	$917,981	$781,410	$136,571	$121,293

(1)	Financing includes repurchase agreements and non-recourse collateralized financing.
(2)
Estimated fair values are based on a third-party pricing service and dealer quotes.  Net invested capital excludes cash maintained to support investment in Agency MBS financed with repurchase agreement borrowings, if any.

(3)	Estimated fair values are based on discounted cash flows and are inclusive of amounts invested in unredeemed securitization financing bonds.
(4)
Estimated fair values are calculated for certain non-Agency securities based upon prices obtained from a third-party pricing service and broker quotes with the remainder calculated as the net present value of expected future cash flows.

The following table reconciles net invested capital to shareholders’ equity as presented on the Company’s consolidated balance sheets as of June 30, 2010 and December 31, 2009:

(amounts in thousands)	June 30, 2010	December 31, 2009
Net invested capital	$160,371	$136,571
Cash and cash equivalents	30,279	30,173
Derivative (liabilities) assets	(2,835)	1,008
Accrued interest, net	3,898	3,375
Other assets and liabilities, net	(882)	(2,374)
Shareholders’ equity	$190,831	$168,753

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Interest Income – Agency MBS

Interest income on Agency MBS for the three months ended June 30, 2010 is $0.5 million less than for the three months ended June 30, 2009.  Although the average balance of our Agency MBS portfolio increased $100.8 million to $559.8 million for the three months ended June 30, 2010 from $459.0 million for the three months ended June 30, 2009 due to additional purchases, we experienced a 94 basis point decrease in the effective yield to 3.45% for the three months ended June 30, 2010 from 4.39% for the three months ended June 30, 2009.  The decrease in yield was primarily related to higher premium amortization and a decrease in the average coupon on our Agency MBS portfolio.

Our net premium amortization increased $0.9 million to $1.5 million for the three months ended June 30, 2010 compared to $0.6 million for the three months ended June 30, 2009.  This increase in net premium amortization is related to our acquisition of Agency MBS at higher prices since June 30, 2009.  In addition, the rate at which we amortized our premiums increased as a result of the buyouts of delinquent mortgage loans by Fannie Mae and Freddie Mac during the quarter.  Please refer to the “Trends and Recent Market Impacts” section of the Executive Overview as well as “Liquidity and Capital Resources” for further information regarding these buyouts.

The average coupon on our Agency MBS decreased 59 basis points to 4.50% for the three months ended June 30, 2010 from 5.09% for the three months ended June 30, 2009 because we acquired additional securities with lower rates, and our existing Agency ARMs reset at lower rates.

Interest Income – Non-Agency Securities

Interest income on non-Agency securities for the three months ended June 30, 2010 is $3.6 million more than for the three months ended June 30, 2009 due to our purchases of ‘AAA’-rated CMBS, which increased the average balance of our non-Agency securities portfolio $171.6 million to $178.3 million for the three months ended June 30, 2010 from $6.8 million for the three months ended June 30, 2009.  The effect of the CMBS purchases on our average balance was partially offset by a decrease in the average balance on our non-Agency RMBS of $1.2 million, which resulted from principal payments received on those securities.

We also recognized $1.1 million of interest income during the three months ended June 30, 2010 on a CMBS for a yield maintenance payment made on a commercial mortgage loan which prepaid during the quarter and which collateralized the CMBS.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended June 30,
	2010			2009
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Commercial	$2,629	$89	$2,718	$3,463	$78	$3,541
Single-family	679	(42)	637	973	(29)	944
	$3,308	$47	$3,355	$4,436	$49	$4,485

The majority of the decrease of $0.8 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding for the three months ended June 30, 2010, which decreased approximately $28.7 million, or 16.9%, compared to the average balance for the three months ended June 30, 2009.  The decrease in the average balance is primarily related to principal payments received of $30.5 million from June 30, 2009 to June 30, 2010, which included both scheduled and unscheduled payments, net of amounts received on defeased loans.

The decline of $0.3 million in interest income on securitized single-family mortgage loans is related to the lower average balance of the single family loans outstanding for the three months ended June 30, 2010, which decreased approximately $8.1 million, or 11.9%, compared to the average balance for the three months ended June 30, 2009.  The decrease in the average balance is primarily related to principal payments received of $7.8 million from June 30, 2009 to June 30, 2010, which includes unscheduled payments.  Interest income on single-family mortgage loans also declined as a result of an approximately 121 basis point decrease in the average yield on our single-family mortgage loan portfolio to 4.12% for the three months ended June 30, 2010 from 5.33% for the three months ended June 30, 2009.

Interest Expense – Repurchase Agreements

The following table summarizes the components of interest expense related to repurchase agreements by the type of securities collateralizing the repurchase agreements.

	Three Months Ended June 30,
(amounts in thousands)	2010	2009
Interest expense:
Repurchase agreements collateralized by Agency MBS	$369	$708
Repurchase agreements collateralized by non-Agency securities	287	–
Repurchase agreements collateralized by securitization financing bonds	117	121
	773	829
Interest expense related to interest rate swap agreements	589	–
	$1,362	$829

The decrease of $0.3 million in interest expense on repurchase agreements collateralized by Agency MBS is primarily related to a 40 basis point decrease in the average rate on the repurchase agreements (excluding interest rate swap expense) to 0.29% for the three months ended June 30, 2010 from 0.69% for the three months ended June 30, 2009.  The benefit from the decrease in the average rate of borrowing costs was offset in part by a $100.1 million increase in the average balance of repurchase agreements collateralized by Agency MBS outstanding for the three months ended June 30, 2010 to $513.8 million from $413.7 million for the three months ended June 30, 2009.

Interest expense on repurchase agreements collateralized by non-Agency securities was $0.3 million for the three months ended June 30, 2010 due to our financing of non-Agency securities we acquired with repurchase agreements.  We did not finance any of our non-Agency securities during the quarter ended June 30, 2009.  The average rate on the repurchase agreements (excluding interest rate swap expense) was 1.44% for the three months ended June 30, 2010.

The interest expense on repurchase agreements collateralized by securitization financing bonds is $0.1 million for the three months ended June 30, 2010, which is relatively unchanged from the same period in 2009.  The average balance of these repurchase agreements increased by approximately $6.2 million to $27.4 million for the three months ended June 30, 2010 as a result of improved pricing on the financed bonds and decreased collateralization being required by our lenders, which enabled us to borrow more.  The increase in average balance was offset by a 57 basis point decrease in the average rate on these repurchase agreements to 1.72% for the three months ended June 30, 2010 from 2.29% for the three months ended June 30, 2009.

Interest Expense – Non-recourse Collateralized Financing

Interest expense on non-recourse collateralized financing is comprised of interest expense related to our securitization financing bonds as well as our TALF borrowings.  The majority of our securitization financing bonds is collateralized by mortgage loans, while CMBS collateralize the remainder of our securitization financing bonds as well as all of our TALF borrowings.  The discussion that follows is segregated by the type of investment collateralizing each financing source.

	Three Months Ended June 30,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by mortgage loans:
Commercial	$2,271	$(535)	$1,736	$2,772	$(153)	$2,619
Single-family	52	26	78	67	25	92
	$2,323	$(509)	$1,814	$2,839	$(128)	$2,711

The decrease of $0.5 million in interest expense on securitization financing collateralized by commercial mortgage loans is related to a 20.0% decrease in the average balance to $107.0 million for the three months ended June 30, 2010 from $133.7 million for the three months ended June 30, 2009.  We also experienced a $0.4 million increase in our benefit from premium amortization for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The increase in amortization was related to changes in the estimated future cash flows resulting from changes in prepayment expectations on the loans securing the collateralized borrowings.

Interest expense on securitization financing collateralized by single-family mortgage loans decreased 15.2% primarily due to the decrease in the average balance of $3.2 million to $22.7 million for the three months ended June 30, 2010.  In addition, the cost of financing decreased 12 basis points to 1.13% for the three months ended June 30, 2010 from 1.25% for the three months ended June 30, 2009.

	Three Months Ended June 30,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by CMBS:
Securitization financing	$287	$(8)	$279	$–	$–	$–
TALF	345	8	353	–	–	–
	$632	$–	$632	$–	$–	$–

As previously noted, we financed the purchase of ‘AAA’-rated CMBS during the first quarter of 2010 using the TALF financing provided by the New York Federal Reserve.  The TALF financing is non-recourse and fixed at a weighted average rate of 2.73% for a period of three years.

Provision for Loan Losses

During the three months ended June 30, 2010, we added approximately $0.2 million of reserves for estimated losses on our securitized mortgage loan portfolio, all of which was provided for estimated losses on our securitized commercial mortgage loans.  Our securitized commercial mortgage loans included loans with a total unpaid principal balance of $16.4 million, which are considered seriously delinquent (past due by 60 or more days).  We did not provide any additional reserves for our portfolio of securitized single-family mortgage loans during the three months ended June 30, 2010, because we believe that our current reserves are sufficient to cover projected losses on our securitized single family mortgage loan.  The Company also recaptured approximately $0.1 million of reserves previously provided for estimated losses on a commercial mortgage loan included in other investments as a result of the loss realized on the liquidation of the property being less than originally estimated.

Fair Value Adjustments, net

Fair value adjustments increased from an unfavorable fair value adjustment of $0.5 million for the three months ended June 30, 2009 to a favorable fair value adjustment of $0.1 million for the three months ended June 30, 2010.  The unfavorable fair value adjustments, net for the three months ended June 30, 2009 was primarily related to an increase in the fair value of a payment agreement under which we were obligated to a joint venture of which we owned less than 50% during that period.  Subsequently, we have purchased the remaining interests of the joint venture, and as such, the payment agreement has been absolved.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Interest Income – Agency MBS

In spite of our purchases of approximately $254.4 million of Agency MBS from June 30, 2009 through June 30, 2010, interest income on Agency MBS for the six months ended June 30, 2010 is relatively unchanged from the interest income on Agency MBS for the six months ended June 30, 2009.  This lack of increase in interest income earned on Agency MBS 30, 2010 is due to a 90 basis point decrease in the average yield on Agency MBS to 3.53% for the six months ended June 30, 2010 compared to 4.43% for the six months ended June 30, 2009.  The decrease in the yield is primarily related to higher premium amortization and a decrease in the average coupon on our Agency MBS portfolio.

Our net premium amortization increased $1.5 million to $2.8 million for the six months ended June 30, 2010 compared to $1.3 million for the six months ended June 30, 2009.  This increase in net premium amortization is related to our acquisition of Agency MBS at higher prices since June 30, 2009.  In addition, the rate at which we amortized our premiums increased as a result of the buyouts of delinquent mortgage loans by Fannie Mae and Freddie Mac during the quarter.  Please refer to the “Trends and Recent Market Impacts” section of the Executive Overview as well as “Liquidity and Capital Resources” for further information regarding these buyouts.

The average coupon  on our Agency MBS decreased 56 basis points to 4.55% for the six months ended June 30, 2010 from 5.11% for the six months ended June 30, 2009 because we acquired additional securities with lower rates, and our existing Agency ARMs reset at lower rates.

Interest Income – Non-Agency Securities

Interest income on non-Agency securities for the six months ended June 30, 2010 is $5.9 million more than for the six months ended June 30, 2009 due to our purchases of ‘AAA’-rated CMBS.  The average balance of our non-Agency securities portfolio increased $154.0 million to $160.8 million for the six months ended June 30, 2010 from $6.8 million for the six months ended June 30, 2009.  The effect of the CMBS purchases on our average balance was partially offset by a decrease in the average balance on our non-Agency RMBS of $1.0 million, which resulted from principal payments received on those securities.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Six Months Ended June 30,
	2010			2009
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Commercial	$5,478	$183	$5,661	$6,982	$204	$7,186
Single-family	1,395	(78)	1,317	2,036	84	2,120
	$6,873	$105	$6,978	$9,018	$288	$9,306

The majority of the decrease of $1.5 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding for the six months ended June 30, 2010, which decreased approximately $25.6 million, or 14.9%, compared to the average balance for the six months ended June 30, 2009.  The decrease in the average balance is primarily related to principal payments received of $30.5 million from June 30, 2009 to June 30, 2010, which included both scheduled and unscheduled payments, net of amounts received on defeased loans.  In addition, the net benefit of premium amortization on commercial mortgage loans is 10.3% lower for the six months ended June 30, 2010 compared to the same period for 2009.

The decline of $0.6 million in interest income on securitized single-family mortgage loans is related to the lower average balance of the single family loans outstanding for the six months ended June 30, 2010, which decreased approximately $8.2 million, or 11.8%, compared to the average balance for the six months ended June 30, 2009.  The decrease in the average balance is primarily related to principal payments received of $7.8 million from June 30, 2009 to June 30, 2010, which includes unscheduled payments.  Interest income on single-family mortgage loans also declined as a result of an approximately 157 basis point decrease in the average yield on our single-family mortgage loan portfolio to 4.22% for the six months ended June 30, 2010 from 5.79% for the six months ended June 30, 2009.

Interest Expense – Repurchase Agreements

The following table summarizes the components of interest expense related to repurchase agreements by the type of securities collateralizing the repurchase agreements.

	Six Months Ended June 30,
(amounts in thousands)	2010	2009
Interest expense:
Repurchase agreements collateralized by Agency MBS	$696	$1,729
Repurchase agreements collateralized by non-Agency securities	661	–
Repurchase agreements collateralized by securitization financing bonds	221	164
	1,578	1,893
Interest expense related to interest rate swap agreements:	1,047	–
	$2,625	$1,893

The decrease of $1.0 million in interest expense on repurchase agreements collateralized by Agency MBS is primarily related to a 62 basis point decrease in the average rate on the repurchase agreements to 0.27% for the six months ended June 30, 2010 from 0.89% for the six months ended June 30, 2009.  The benefit from the decrease in the average rate of borrowing costs was offset in part by a $121.0 million increase in the average balance of repurchase agreements outstanding for the six months ended June 30, 2010 to $512.6 million from $391.6 million for the six months ended June 30, 2009.

Interest expense on repurchase agreements collateralized by non-Agency securities was $0.7 million for the six months ended June 30, 2010 due to our financing of non-Agency securities we acquired with repurchase agreements.  We did not finance any of our non-Agency securities during the six months ended June 30, 2009.  The average rate on these repurchase agreements (excluding interest rate swap expense) was 1.57% for the six months ended June 30, 2010.

The interest expense on repurchase agreements collateralized by securitization financing bonds is $0.2 million for the six months ended June 30, 2010, which is relatively unchanged from the same period in 2009.  The average balance of these repurchase agreements increased by approximately $12.7 million to $26.8 million for the six months ended June 30, 2010 as a result of improved pricing on the financed bonds and decreased haircuts being required by our lenders, which enabled us to borrow more under the repurchase agreements.  The increase in average balance was offset by a 68 basis point decrease in the average rate on these repurchase agreements to 1.66% for the six months ended June 30, 2010 from 2.34% for the six months ended June 30, 2009.

Interest Expense – Non-recourse Collateralized Financing

Interest expense on non-recourse collateralized financing is comprised of interest expense related to our securitization financing bonds as well as our TALF borrowings.  The majority of our securitization financing bonds is collateralized by mortgage loans, while CMBS collateralize the remainder of our securitization financing bonds as well as all of our TALF borrowings.  The discussion that follows is segregated by the type of investment collateralizing each financing source.

	Six Months Ended June 30,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by mortgage loans:
Commercial	$4,715	$(803)	$3,912	$5,824	$(340)	$5,484
Single-family	101	48	149	138	64	202
	$4,816	$(755)	$4,061	$5,962	$(276)	$5,686

The decrease of $1.1 million in interest expense on securitization financing collateralized by commercial mortgage loans is related to a 21.0% decrease in the average balance to $111.3 million for the six months ended June 30, 2010 from $140.9 million for the six months ended June 30, 2009.  We also experienced a $0.5 million increase in our benefit from premium amortization for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase in amortization was related to changes in the estimated future cash flows resulting from changes in the commercial real estate and CMBS markets.

Interest expense on securitization financing collateralized by single-family mortgage loans decreased 26.8% primarily due to a $3.2 million decrease in the average balance to $22.9 million for the six months ended June 30, 2010.  The average yield on the securitization financing collateralized by single-family mortgage loans also decreased by 23 basis points to 1.06% for the six months ended June 30, 2010 from 1.29% for the six months ended June 30, 2009, because the one-month LIBOR rate on which the financing rate is based decreased between the periods.

	Six Months Ended June 30,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by CMBS:
Securitization financing	$564	$(9)	$555	$–	$–	$–
TALF	387	10	397	–	–	–
	$951	$1	$952	$–	$–	$–

Provision for Loan Losses

During the six months ended June 30, 2010, we added approximately $0.4 million of reserves for estimated losses on our securitized mortgage loan portfolio, all of which was related to our securitized commercial mortgage loans.  We did not provide any additional reserves for our portfolio of securitized single-family mortgage loans during the six months ended June 30, 2010, because we believe that our current reserves are sufficient to cover projected losses on our securitized single family mortgage loans.  The Company also provided approximately $0.2 million of reserves for estimated losses on a commercial mortgage loan included in other investments, which liquidated during the second quarter of 2010.

Other income, net

Other income, net increased $1.1 million during the six months ended June 30, 2010 due to the repayment of certain delinquent commercial mortgage loans by a guarantor as well as the reversal of $0.4 million in valuation impairment.

General and Administrative Expenses

The increase of $0.5 million, or approximately 13.0%, in general and administrative expenses is primarily related to expenses associated with our continued investment in our investment and risk management infrastructure as well as the timing of certain accounting and legal expenses.

Summary of Average Balances and Effective Interest Rates

The following tables summarize the discussion above with respect to the average balances of our interest-earning investment assets and their average effective yields as well as the average balances of our interest-bearing liabilities and their average effective interest rates for the three and six months ended June 30, 2010.

	Three Months Ended June 30,
	2010		2009
(amounts in thousands)	Average Balance(1)(2)	Effective Yield/Rate(3)	Average Balance(1)(2)	Effective Yield/Rate(3)
Agency MBS
Agency MBS	$559,789	3.45%	$459,012	4.39%
Repurchase agreements	513,827	(0.64%)	413,714	(0.69%)
Net interest spread		2.81%		3.70%

Non-Agency Securities
Non-Agency securities	$178,332	6.77%	$6,771	9.22%
Non-recourse collateralized financing	65,042	(3.87%)	–	–
Repurchase agreements	79,582	(2.16%)	–	–
Net interest spread		2.93%		9.22%

Securitized Mortgage Loans
Securitized mortgage loans	$201,034	6.58%	$237,785	7.37%
Non-recourse collateralized financing (4)	129,622	(6.48%)	159,571	(6.72%)
Repurchase agreements	27,382	(1.72%)	21,194	(2.29%)
Net interest spread		0.93%		1.17%

Other investments	$1,826	7.06%	$2,504	9.46%

Total(5)
Interest earning assets	$940,981	4.76%	$706,072	5.46%
Interest bearing liabilities	815,455	(2.01%)	594,479	(2.36%)
Net interest spread		2.75%		3.10%

(1)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except proceeds from defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(5)	Cash and cash equivalents and assets that are on non-accrual status are excluded from the table for each period presented.

	Six Months Ended June 30,
	2010		2009
(amounts in thousands)	Average Balance(1)(2)	Effective Yield/Rate(3)	Average Balance(1)(2)	Effective Yield/Rate(3)
Agency MBS
Agency MBS	$554,817	3.53%	$430,451	4.43%
Repurchase agreements	512,649	(0.60%)	391,560	(0.89%)
Net interest spread		2.93%		3.54%

Non-Agency Securities
Non-Agency securities	$160,799	7.16%	$6,841	9.23%
Non-recourse collateralized financing	42,931	(4.42%)	–	–
Repurchase agreements	85,080	(2.11%)	–	–
Net interest spread		4.28. %		9.23%

Securitized Mortgage Loans
Securitized mortgage loans	$206,718	6.69%	$240,461	7.59%
Non-recourse collateralized financing (4)	134,237	(6.38%)	167,057	(6.68%)
Repurchase agreements	26,780	(1.66%)	14,108	(2.34%)
Net interest spread		1.10%		1.24%

Other investments	$2,025	6.36%	$2,549	9.64%

Total(5)
Interest earning assets	$924,359	4.87%	$680,302	5.61%
Interest bearing liabilities	801,677	(1.96%)	572,725	(2.62%)
Net interest spread		2.91%		2.99%

(1)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except proceeds from defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(5)	Cash and cash equivalents and assets that are on non-accrual status are excluded from the table for each period presented.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include borrowings under repurchase arrangements, non-recourse collateralized financings, and monthly principal and interest payments we receive on our investments.  Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements.  We use our liquidity to fund our investment purchases and other operating costs, to pay down borrowings, to make payments to counterparties as required under interest rate swap agreements, and to pay dividends on our common and preferred stock.

Repurchase Agreements

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of repurchase agreement borrowings, we seek to maintain lending arrangements with multiple counterparties.  As of June 30, 2010, we have 17 repurchase agreement lenders, of which we currently have $590.9 million outstanding with 13 of these counterparties.

For our repurchase agreement borrowings, we are required to post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing.  When there is a decline in value of the investment collateral pledged to the lender on the repurchase agreement, the lender will make a “margin call”, requiring us to post additional collateral to compensate for any subsequent declines in the value of the investment collateral pledged.  Declines in value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions.  Additionally, values in Agency MBS will also decline from the payment delay feature of those securities as discussed further below.

Because of these requirements, we seek to maintain enough liquidity to meet margin calls.  As of June 30, 2010, we had $79.7 million in unencumbered cash and unpledged Agency MBS.  In addition, because non-Agency securities are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency securities as evidenced by our active management of our debt-to-equity ratio, which is discussed further below.

Over the past six months, overall conditions in the general credit markets have improved.  However, global credit markets remain fragile, and changes in economic conditions could reduce our repurchase agreement availability.  Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we currently do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders.

Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of 5 to 9 times to our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than 6 times our invested equity capital.  As of June 30, 2010, our current debt-to-equity target (including recourse and non-recourse) for Agency MBS and for non-Agency securities were approximately 7 and 4 times our invested equity capital, respectively.  As of June 30, 2010, our overall debt-to-equity ratio was approximately 4 times our invested equity capital.

Non-recourse Collateralized Financings

Securitization financing is recourse only to the assets pledged as collateral to support the payment of the underlying bonds and is otherwise not recourse to us.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk.  During July 2010, principal payments of approximately $25.7 million were made on our fixed-rate securitization bond.  After this payment, the remaining balance on this securitization bond of $80.5 million is now subject to redemption by us in accordance with the specific terms of the related indenture.  Of this amount, $23.7 million are rated ‘AAA’.  We anticipate using a combination of cash and additional repurchase agreement borrowings to redeem at least a portion, if not all, of these bonds before the end of 2010.

As indicated in our Notes to the Unaudited Consolidated Financial Statements, we utilized TALF financing for a portion of our ‘AAA’ rated CMBS purchases in the first quarter of 2010.  This financing is also recourse only to the assets pledged as collateral and is non-recourse to us.

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  Additionally, we have the option of utilizing our NOL carryforwards to offset taxable income, thereby reducing our REIT distribution requirements.  This would allow us to retain capital and increase our liquidity by reducing or eliminating our dividend payout to common shareholders.

Cash Flows for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Operating Activities.  Our operating activities for the six months ended June 30, 2010 provided $6.8 million more than the comparable period in 2009.  The majority of this increase is due to the increase in net interest income of $4.2 million, which is primarily the result of the larger average balance of our investment portfolio as well as our reduced financing costs.  Both of these factors are discussed in further detail in the “Results of Operations.”

As discussed in Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements, changes in actual and expected prepayments on investments affect the rate at which premiums on those investments are amortized into net interest income.  As previously noted in our 2009 Annual Report on Form 10-K, Fannie Mae and Freddie Mac announced in February 2010 their intentions to buy out delinquent loans that are past due 120 days or more from the pool of Agency MBS issued and guaranteed by them.  We experienced an average prepayment rate on our Agency MBS of 33.9% for the six months ended June 30, 2010 compared to 19.9% for the comparable period of 2009, which is mostly due to these buyouts.  This spike in prepayments affected our net interest income, as evidenced in our increased net premium amortization of $1.5 million to $2.8 million for the six months ended June 30, 2010 from $1.3 million for the six months ended June 30, 2009.

A spike in prepayments often affects not only our net interest income, but also our liquidity as evidenced by our increased margin calls during the second quarter of 2010.  Agency MBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency MBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because Agency MBS are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency MBS.  This causes a temporary use of our resources to meet the margin call until we receive the principal payments and interest 20 to 40 days later.  Because of Fannie Mae’s and Freddie Mac’s significant shift in their delinquent loan repurchase activity, the amount of margin calls the Company received for the second quarter of 2010 was atypically large.  Because the volume of delinquent loan buyouts by Fannie Mae and Freddie Mac is expected to decrease for the remainder of 2010, we expect the frequency of our margin calls to return to more normal levels for the two remaining quarters of 2010.

Investing Activities.  Our net cash flows used in investing activities for the six months ended June 30, 2010 were substantially lower than the net cash flows used in investing activities for the same period in 2009.  Although our volume of new investment purchases were similar during those periods, we received $104.8 million more in principal payments on investments and increased sale proceeds of $47.2 million.

We purchased $82.6 million of hybrid ARM Agency MBS, $43.6 million of fixed rate Agency MBS, and $93.1 million in fixed rate non-Agency CMBS during the six months ended June 30, 2010.  Of the principal payments we received on our investments during the six months ended June 30, 2010, 79% were related to our Agency securities.  Additionally, we received proceeds of $18.8 million from the sale of Agency MBS and $31.3 million from the sale of non-Agency CMBS.

Financing Activities. For the six months ended June 30, 2010, we used a net $10.1 million for financing activities compared to borrowing a net of $177.0 million for the six months ended June 30, 2009.  We had net repayments on our repurchase agreements during the six months ended June 30, 2010 as we financed our new investments purchases during that period using cash flows produced by our existing investments as well as $50.7 million of new non-recourse collateralized borrowings.  During the six months ended June 30, 2009, most of our investment purchases were financed using repurchase agreement borrowings.

During the six months ended June 30, 2010, we sold 1.1 million shares of our common stock at a weighted average price of $9.04 per share for which we received proceeds of $10.3 million, net of $0.2 million for commissions paid to our sales agent.  The remaining $0.5 million proceeds received from issuance of common stock was related to the issuance and exercise of various stock awards under our stock incentive plans.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2010:

(amounts in thousands)	Payments due by period
Contractual Obligations: (1)	Total	< 1 year	1-3 years	3-5 years	> 5 years

Repurchase agreements (2)	$590,925	$590,925	$–	$–	$–
Securitization financing (2) (3)	129,424	13,907	46,955	61,916	6,646
TALF financing (2) (3)	50,727	–	50,727	–	–
Operating lease obligations	550	139	329	82
Total	$771,626	$604,971	$98,011	$61,998	$6,646

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Such advance amounts are generally repaid in the same month as they are made or shortly thereafter, and so the contractual obligation with respect to these advances is excluded from the above table.  As of June 30, 2010, outstanding servicing advances were $0.2 million compared to $0.3 million as of December 31,  2009.

(2)	Amounts presented include estimated principal and interest on the related obligations.
(3)
Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral.  Payments due by period were estimated based on the principal repayments forecast for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

Off-Balance Sheet Arrangements

As of June 30, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Condensed Notes to Unaudited Consolidated Financial Statements for information on recent accounting updates to the ASC which have been issued but are not yet effective, and which are either expected to have a material impact on our current or future financial condition and/or results of operations or which management has not yet evaluated for its impact.  Please note that additional ASUs may have been issued which are not discussed in Note 1 because management does not expect those ASUs to have a material impact on our current or future financial condition or results of operations.

FORWARD LOOKING STATEMENTS

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. All statements contained in this Quarterly Report addressing our future results of operations and operating performance, events, or developments that we expect or anticipate will occur in the future, including, but not limited to, statements relating to investment strategies, changes in net interest income growth, investment performance, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “continue,” “should,” “may” or other similar expressions.  Forward-looking statements are based on our current beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  We caution readers not to place undue reliance on these forward-looking statements, which may be based on assumptions and expectations that do not materialize.

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

Prepayments.  Prepayments on our Agency MBS, Non-Agency securities or securitized mortgage loans may have an adverse impact on our financial performance.  Prepayments are expected to increase during a declining interest rate or flat yield curve environment.  Prepayments also occur in periods of economic stress.  When borrowers default on their loans, we are likely to experience increased liquidations on loans underlying our non-Agency securities and increased buyouts by Fannie Mae and Freddie Mac of loans underlying our Agency MBS, which results in faster prepayments.  In addition, regulatory changes or other changes in government policy could affect the rate of prepayments of our investments.  Our exposure to rapid prepayments is primarily (i) the faster amortization of premium on our investments and, to the extent applicable, amortization of bond discount, and (ii) the potential replacement of investments in our portfolio with lower yielding investments.

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

Regulatory Changes.  Our businesses as of and during the three months ended June 30, 2010 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations, including the recently enacted Dodd-Frank Act, or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status.  Should we fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

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

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks.  We do not seek to avoid risk completely, but rather, we attempt to manage these risks while earning an acceptable risk-adjusted return for our shareholders.

Interest Rate Risk

Our primary market risk is interest rate risk, which we seek to actively manage through our investment purchases, financing alternatives, and hedging techniques.  Investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk because of the difference in the timing of resets of interest rates on our investments versus the associated borrowings, as well as differences in the indices on which the investments reset versus the borrowings.

Our adjustable-rate investments have interest rates which are predominantly based upon six-month and one-year LIBOR, resets currently ranging from 1 to 57 months, and generally contain periodic or lifetime interest rate caps which often limit the amount by which the interest rate may reset.  Periodic caps on our investments typically range from 1-2% annually, and lifetime caps are typically 5%.  Generally, the interest rates on our borrowings used to finance these assets are based on one-month LIBOR, reset every 30 to 90 days, and will not have periodic or lifetime interest rate caps.  In addition, certain of our securitized mortgage loans have a fixed rate of interest and are financed with borrowings with interest rates that adjust monthly.

The following table presents information about the lifetime and interim interest rate caps on our variable rate Agency MBS portfolio as of June 30, 2010:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	41.94%	1.0%	2.04%
>10.0% to 11.0%	45.28%	2.0%	33.59%
>11.0% to 12.0%	12.78%	5.0%	64.37%
	100.00%		100.00%

During a period of rising short-term interest rates, the rates on our borrowings will reset higher and on a more frequent basis than the interest rates on our investments, which will decrease our net interest income as well as the corresponding cash flow on our investments.  Conversely, net interest income may increase following a fall in short-term interest rates.  Any increase or decrease may be temporary as the yields on Agency ARMs and securitized adjustable-rate mortgage loans adjust to the new market conditions after a lag period.

Net interest income may also be increased or decreased by the proceeds or costs of interest rate swap or cap agreements.  From time to time, we may enter into derivative transactions such as these with the intention of hedging against future interest rate increases on our repurchase agreements, which are typically based on one-month LIBOR.  For example, interest rate swap agreements generally result in interest savings in a rising interest rate environment when the current market rate we receive rises higher than the stated fixed rate we pay on the notional amount for each interest rate swap agreement.  Alternatively, a declining interest rate environment generally results in interest expense equal to the difference between the stated fixed rate we pay less the current market rate we receive.

The interest-rates on our investments and the associated borrowings on these investments as of June 30, 2010 will prospectively reset or expire based on the following time frames (includes interest-rate swaps, but excludes impact of prepayments):

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$371,585	39.2%	$169,592	21.6%

Adjustable-Rate Investments/Obligations:
Less than 3 months	135,826	14.3	398,262	50.9
Greater than 3 months and less than 1 year	163,622	17.3	–	–
Greater than 1 year and less than 2 years	135,732	14.3	100,000	12.8
Greater than 2 years and less than 3 years	52,550	5.6	50,000	6.4
Greater than 3 years and less than 5 years	88,155	9.3	65,000	8.3
Total	$947,470	100.0%	$782,854	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

The interest-rates on our investments and the associated borrowings on these investments as of December 31, 2009, would have prospectively reset based on the following time frames (includes interest-rate swaps, but excludes impact of prepayments):

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

The interest rate environment as of June 30, 2010 reflected historically low short-term LIBOR rates.  As of June 30, 2010 and December 31, 2009, one-month LIBOR was 0.35% and 0.23%, respectively, and six-month LIBOR was 0.75% and 0.43%, respectively.  The tables below present the impact of immediate changes of 100 and 200 basis points to the interest rate environment as it existed as of June 30, 2010 and December 31, 2009.  Modeled LIBOR rates used to determine the 0 basis point change in interest rates ranged from a low of 0.35% to a high of 3.9% for the modeled period as of June 30, 2010 and from a low of 0.21% to a high of 4.69% for the modeled period as of December 31, 2009.  No changes in the shape, or slope, of the interest rate curves were assumed for this analysis.

The tables below project the impact of these interest rate scenarios on our annualized projected net interest income and projected portfolio value based on our investments as of June 30, 2010 and December 31, 2009, and include all of our interest rate-sensitive assets and liabilities.  “Percentage change in projected net interest income” equals the change that would occur in the calculated net interest income for the next twenty-four months relative to the 0% change scenario if interest rates were to instantaneously parallel shift to and remain at the stated level for the next twenty-four months.  “Percentage change in projected market value” equals the change in value of our assets at the end of the twenty-fourth month that we carry at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements, in the event of an interest rate shift as described above.

The projections below are heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments that we own provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  The model applies the same prepayment rate assumptions for each of the basis point changes in interest rates indicated below for all investments owned by us except for Agency MBS.  For Agency MBS, prepayment rates are adjusted based on modeled and management estimates for each of the rate scenarios set forth below.  The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.

	As of June 30, 2010
Basis Point Change in Interest Rates	Percentage change in projected net interest income	Percentage change in projected market value

+200	(8.6)%	(1.3)%
+100	(1.8)%	(0.5)%
0	–	–
-100	(7.2)%	0.3%
-200	(21.9)%	0.4%

	As of December 31, 2009
Basis Point Change in Interest Rates	Percentage change in projected net interest income	Percentage change in projected market value

+200	(16.1)%	(1.8)%
+100	(6.4)%	(0.8)%
0	–	–
-100	(3.3)%	0.5%
-200	(15.8)%	0.7%

There can be no assurance that assumed events used for the model above will occur, or that other events will not occur, that would affect the outcomes; therefore, the above tables and all related disclosures constitute forward-looking statements.  The analyses presented utilize assumptions and estimates based on management’s judgment and experience.  Furthermore, future sales or acquisitions of investments, prepayments of investments, or a restructuring of our investment portfolio could materially change the interest rate risk profile for us.  The cash flows associated with our investment portfolio for each rate shock are calculated based on a variety of assumptions including prepayment speeds, time until coupon reset, slope of the yield curve, and size of the portfolio.  Assumptions made on interest rate-sensitive liabilities include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the borrowing and amount of borrowing.  Assumptions made in calculating the impact of interest rate shocks on projected market value include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  To mitigate credit risk, certain of our investments, such as Agency MBS and portions of our securitized mortgage loan portfolio, contain a guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.  The following tables present information as of June 30, 2010 and December 31, 2009 with respect to our investments and the amounts guaranteed, if applicable.

	June 30, 2010
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$568,966	$536,845	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	57,015	13,237	American International Group	A3
Single-family	19,145	18,834	PMI/GEMICO	Caa2/BBB–
Defeased loans	24,318	24,436	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	56,167	–
Single-family	40,001	–
Non-Agency securities	179,996	–
Other investments	1,862	–
	947,470	593,352

Allowance for loan losses	(4,245)	–

Total investments	$943,225	$593,352

(1)	Reflects lowest rating of the three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

	December 31, 2009
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$594,120	$566,656	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	59,684	6,359	American International Group	A3
Single-family	20,369	20,029	PMI/GEMICO	Caa2
Defeased loans	17,492	17,588	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	77,130	–
Single-family	42,008	–
Non-Agency securities	109,110	–
Other investments	2,376	–
	922,289	610,632

Allowance for loan losses	(4,308)	–

Total investments	$917,981	$610,632

(1)	Reflects lowest rating of the three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

For our securitized mortgage loans, we also limit our credit risk through the securitization process and the issuance of securitization financing.  The securitization process limits our credit risk as the securitization financing is recourse only to the assets pledged.  Therefore, our risk is limited to the difference between the amount of securitized mortgage loans pledged in excess of the amount of securitization financing outstanding.  This difference is referred to as “overcollateralization.”  For further information see “Supplemental Discussion of Investments” in Item 2 of Part I to this Quarterly Report on Form 10-Q.  The following tables present information for securitized mortgage loans as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$133,791	14	45%	$12,617		11.87%
Single-family mortgage loans	58,875	16	50%	5,123	(2)	9.12%

	As of December 31, 2009
Investment (amounts in thousands)	Amortized Cost Basis of loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$150,371	13	47%	$15,165		9.77%
Single-family mortgage loans	62,100	15	50%	6,284	(2)	9.96%

(1)	Loans contractually delinquent by 30 or more days, which included loans on non-accrual status.
(2)
As of June 30, 2010, approximately $1.2 million of the delinquent single-family loans are pool insured and, of the remaining $4.1 million, $3.2 million of the loans made a payment within the 90 days prior to June 30, 2010. As of December 31, 2009, approximately $1.9 million of the delinquent single-family loans were pool insured and, of the remaining $4.4 million, $1.9 million of the loans made a payment within the 90 days prior to December 31, 2009.

Additionally, the mortgage loans collateralizing our securitized portfolio are typically well-seasoned, thereby lowering our average loan-to-value (“LTV”) ratio and decreasing our risk of loss.

Aside from guaranty of payment and the securitization process, we also attempt to minimize our credit risk by investing in mortgage loans collateralized by multi-family low-income housing tax credit (“LIHTC”) properties, which by nature have a lower risk of default.  Mortgage loans secured by these properties account for 82% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Code, as amended. Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low-income families for as much as 90% of the eligible cost basis of the property.  Failure by the borrower to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a mortgage loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits from the borrower.  The potential cost of tax credit recapture has historically provided an incentive to the property owner to support the property during the compliance period, including making debt service payments on the loan if necessary to keep the loan current.

As of June 30, 2010, there were 3 delinquent LIHTC commercial mortgage loans still within their compliance period with a total unpaid principal balance of $7.2 million compared to 10 delinquent LIHTC commercial mortgage loans still within their compliance period with a total unpaid principal balance of $15.3 million as of December 31, 2009.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans as a percent of the total LIHTC commercial loan portfolio as of June 30, 2010 and December 31, 2009.

Months remaining to end of compliance period	June 30, 2010	December 31, 2009
Compliance period already exceeded	35.5%	38.5%
Up to one year remaining	51.3	37.1
Between one and three years remaining	13.2	24.4
Total	100.0%	100.0%

Other efforts to mitigate credit risk include maintaining a risk management function that monitors and oversees the performance of the servicers of the mortgage loans, as well as providing an allowance for loan loss as required by GAAP.

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Regardless of whether an investment is carried at fair value or at historical cost in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments which collateralize a repurchase agreement for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments such as changes in interest rates.  For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio given changes in market interest rates.

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

At the inception of the repurchase agreement, we post margin to the lender in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender may also request that we post additional margin (“margin calls”) in the event of a decline in market value of the collateral pledged, which may happen for market reasons or as a result of the payment delay feature on Agency MBS as discussed in “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q.  Such margin calls could adversely change our liquidity position.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral are insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall. All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, which must be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Given the uncommitted nature of repurchase agreement financing and the varying collateral requirements, we cannot assume that we will always be able to roll over our repurchase agreements as they mature.

We attempt to mitigate liquidity risk in several ways.  We typically pledge only Agency MBS and ‘AAA’-rated non-Agency securities to secure our outstanding repurchase agreements because the market value of these investments is not as volatile as lower rated investments, thereby reducing the likelihood of subsequent margin calls.  Additionally, we often pledge collateral with a fair value in excess of the margin required by our counterparties.  We may also utilize any cash and unpledged investments on our balance sheet in order to meet potential margin calls on our repurchase agreements.  We also attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which protects us in the event of a counterparty’s failure to renew existing repurchase agreements either with favorable terms or at all.  As discussed within the “Liquidity and Capital Resources” section, we also manage our debt-to-equity ratio in order to remain within a range which management determines to be risk appropriate given current economic and market conditions

Item 4.	Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of our subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court of Common Pleas”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent county property tax receivables for properties located in the County.  In their initial pleadings, the Pentlong plaintiffs (“Pentlong Plaintiffs”)alleged that GLS did not have the right to recover from delinquent taxpayers certain attorney fees, lien docketing, revival, assignment and satisfaction costs, and expenses associated with the original purchase transaction, and interest, in the collection of the property tax receivables pursuant to the Pennsylvania Municipal Claims and Tax Lien Act (the “Act”).  During the course of the litigation, the Pennsylvania State Legislature enacted Act 20 of 2003, which cured many deficiencies in the Act at issue in the Pentlong case, including confirming GLS’ right to collect attorney fees from delinquent taxpayers retroactive back to the date when GLS first purchased the delinquent tax receivables.

In August 2009, based on the provisions of Act 20, GLS filed a Motion for Summary Judgment and supporting Brief in the Court of Common Pleas seeking dismissal of the Pentlong Plaintiffs’ remaining claims regarding GLS’ right to collect reasonable attorneys fees from the named plaintiffs and purported class members; namely its right to collect lien docketing, revival, assignment and satisfaction costs from delinquent taxpayers; and its practice of charging interest on the first of each month for the entire month.  Subsequently the plaintiffs abandoned their claims with respect to lien docketing and satisfaction costs and the issue of interest.  On April 2, 2010, the Court of Common Pleas granted GLS’ motion for summary judgment with respect to its right to charge attorney fees and interest in the collection of the receivables, removing these claims from the Pentlong Plaintiffs’ case.  While the Court indicated at that time that it lacked sufficient information to rule on the remaining aspects of the motion related to the reasonableness of attorney fees and lien costs, during a status conference between the parties and the judge on April 13, 2010, the Judge invited GLS to renew its motion for summary judgment on the issue of GLS’ right to recover lien assignment and revival costs from delinquent taxpayers.

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

The Pentlong Plaintiffs have not enumerated their damages in this matter.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As disclosed in our proxy statement for the 2010 Annual Meeting of Shareholders, in response to concerns raised by shareholders during 2009, our Board’s Compensation Committee eliminated the Company’s Capital Bonus Pool program in 2010.  On August 5, 2010, upon the recommendation and approval of the Compensation Committee, our Board approved an amendment to the Company’s ROAE Bonus Program and renamed it the “Performance Bonus Program.”  The main purposes of the amendment were to add a component relating to the capital raising activities of the Company and to make the determination of awards under the bonus program more discretionary on the part of the Compensation Committee.

As amended and renamed, the Performance Bonus Program is an annual performance bonus program for the Company’s executive officers, Thomas B. Akin, Chief Executive Officer, Byron L. Boston, Chief Investment Officer, and Stephen J. Benedetti, Executive Vice President, Chief Operating Officer and Chief Financial Officer  (the “Program

Participants”), with bonus awards based 25% on the annual return on adjusted equity of the Company (“ROAE”), 25% on certain individual qualitative objectives, and 50% on capital raising activities of the Company.  Although not formal participants in the program, at its option, management may elect to compensate certain other members of the Company’s senior management in accordance with the Performance Bonus Program.

The maximum bonus that a Program Participant can earn for a calendar year under the Performance Bonus Program is 200% of the Program Participant’s actual base salary paid for that calendar year, subject to an increase of up to 5% (or, a maximum of 210% of the Program Participant’s actual base salary paid for that calendar year) to the extent the Program Participant elects to receive payment of some or all of the bonus in the Company’s common stock.

There are three components of the annual Performance Bonus Program.  The first component, which accounts for 25% of the annual bonus award, is based on the Company’s ROAE, which is the Company’s net income for the calendar year determined in accordance with generally accepted accounting principles, and adjusted for any non-recurring or unusual items as determined by the Compensation Committee in its sole discretion, and further adjusted to add back the amount of the Performance Bonus Program expense for the year, divided by average common shareholder equity excluding unrealized gains and losses, and adjusted for any common equity capital that is raised until such time the capital is deployed.  This component of each Program Participant’s annual bonus is determined as the product of 50% of the Program Participant’s salary paid for the year times the relevant following percentage: (i) 0% if the ROAE for the year is less than 6%; (ii) 25% if the ROAE for the year is 6% or greater; (iii) 50% if the ROAE for the year is 8% or greater; (iv) 75% if the ROAE for the year is 10% or greater; or (v) 100% if the ROAE for the year is 12% or greater.

The second component of the Performance Bonus Program, which accounts for 25% of the annual bonus award, is based on certain qualitative objectives for each Program Participant for each calendar year, which will be established by the Compensation Committee annually and will include achievement of certain qualitative corporate goals as well as individual goals.  This component of the bonus for each Program Participant for a calendar year will be determined as the product of 50% of the Program Participant’s salary paid for the year times the percentage (from 0%-100%) determined by the Compensation Committee that reflects the level of achievement of the qualitative objectives set for such Program Participant.

The third component of the Performance Bonus Program, which accounts for 50% of the annual bonus award, reflects the Company’s desire to provide incentives to management to raise equity capital in a manner that is beneficial to the Company and its shareholders.  As a result, the third component is based on the capital raising activities of the Company for each calendar year, with the Compensation Committee annually determining the success of the Company’s and each Program Participant’s efforts with respect to capital raising based on factors such as the amount of capital raised, the use of capital raised, the mix of common versus preferred capital, the issue price relative to book value and market price at the time of issuance, and the cost of such capital raising activities.  This component of the bonus for each Program Participant for a calendar year will be determined as the product of 100% of the Program Participant’s salary paid for the year times the percentage (from 0%-100%) determined by the Compensation Committee that reflects the level of success of the Company and the Program Participant with respect to capital raising efforts.

Generally, annual performance bonus awards earned under the Performance Bonus Program for any calendar year will be paid on the earlier of the filing of the Company’s Annual Report on Form 10-K for that year or March 15 of the year following the performance year.  The Compensation Committee may, however, in its discretion determine to pay the annual performance bonus on December 31 of the relevant performance year, in which case the reference period for determining the Company’s and each Program Participant’s level of achievement of the various components of the Performance Bonus Program will be the period from January 1 to December 1 of such year.

At the election of each Program Participant, and subject to the Company having in place an applicable incentive stock plan approved by shareholders, as noted above, amounts earned under the Performance Bonus Program may be paid in cash, in shares of common stock, or in a combination of cash and common stock.  If a Program Participant elects to receive some or all of the bonus award in common stock, the portion of the bonus award paid in common stock will be increased by 5%.

The Company’s executive officers’ annual performance bonus awards for 2010 will be determined under this Performance Bonus Program.

Item 6.              Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
10.9	Dynex Capital, Inc. Performance Bonus Program, as approved August 5, 2010 (filed herewith).
10.14
Equity Distribution Agreement between Dynex Capital, Inc. and JMP Securities LLC, dated June 24, 2010 (incorporated herein by reference to Exhibit 10.14 to Dynex’s Current Report on Form 8-K filed June 24, 2010).

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

DYNEX CAPITAL, INC.

Date: August 9, 2010	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)