Form 10-Q
period 2010-09-30
DYNEX CAPITAL INC
filed 2010-11-09
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes           ☐           No           ☑

On November 3, 2010, the registrant had 23,241,826 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Agency MBS (including pledged of $601,559 and $575,386, respectively)	$676,843	$594,120
Non-Agency MBS (including pledged of $197,093 and $82,770, respectively)	225,371	109,110
Securitized mortgage loans, net	160,895	212,471
Other investments, net	1,437	2,280
	1,064,546	917,981

Cash and cash equivalents	17,194	30,173
Derivative assets	–	1,008
Accrued interest receivable	4,132	4,583
Other assets, net	5,963	4,317
Total assets	$1,091,835	$958,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$745,147	$638,329
Non-recourse collateralized financing	108,027	143,081
Derivative liabilities	4,889	–
Accrued interest payable	790	1,208
Other liabilities	7,508	6,691
	866,361	789,309
Commitments and Contingencies (Note 13)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized; 9.5% Cumulative Convertible Series D, 4,221,387 shares
issued and outstanding ($43,269 aggregate liquidation preference)	41,748	41,749
Common stock, par value $.01 per share, 100,000,000 shares authorized; 18,709,394 and 13,931,512 shares issued and outstanding, respectively	187	139
Additional paid-in capital	423,700	379,717
Accumulated other comprehensive income	17,600	10,061
Accumulated deficit	(257,761)	(262,913)
	225,474	168,753
Total liabilities and shareholders’ equity	$1,091,835	$958,062

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Agency MBS	$5,607	$5,413	$15,085	$14,943
Non-Agency MBS	3,345	154	9,586	470
Securitized mortgage loans	2,748	3,832	9,726	13,138
Other investments	30	49	94	184
Cash and cash equivalents	4	4	9	13
	11,734	9,452	34,500	28,748
Interest expense:
Repurchase agreements	(1,672)	(668)	(4,297)	(2,561)
Non-recourse collateralized financing	(1,661)	(1,769)	(6,674)	(7,455)
Other interest expense	–	(418)	–	(1,210)
	(3,333)	(2,855)	(10,971)	(11,226)

Net interest income	8,401	6,597	23,529	17,522
Provision for loan losses	(211)	(248)	(770)	(566)
Net interest income after provision for loan losses	8,190	6,349	22,759	16,956

Gain on sale of investments, net	–	–	794	220
Fair value adjustments, net	77	(457)	230	(319)
Other income, net	726	29	1,950	193
Equity in income of joint venture, net	–	1,620	–	1,476
General and administrative expenses:
Compensation and benefits	(1,191)	(824)	(3,033)	(2,776)
Other general and administrative expenses	(780)	(715)	(2,874)	(2,245)

Net income	7,022	6,002	19,826	13,505
Preferred stock dividends	(1,056)	(1,003)	(3,061)	(3,008)

Net income to common shareholders	$5,966	$4,999	$16,765	$10,497

Weighted average common shares:
Basic	17,230	13,552	15,532	12,908
Diluted	21,457	17,776	19,757	17,131
Net income per common share:
Basic	$0.35	$0.37	$1.08	$0.81
Diluted	$0.33	$0.34	$1.00	$0.79

Dividends declared per common share	$0.25	$0.23	$0.94	$0.69

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$7,022	$6,002	$19,826	$13,505
Other comprehensive income:
Available-for-sale securities:
Change in market value	2,212	4,030	14,199	11,461
Reclassification adjustment for net gain on sale of investments	–	1	(779)	(220)
Reclassification adjustment for equity in the joint venture’s other-than-temporary impairment	–	–	–	707
Net unrealized loss on cash flow hedging instruments	(2,048)	–	(5,881)	–
Other comprehensive income	164	4,031	7,539	11,948

Comprehensive income	7,186	10,033	27,365	25,453
Dividends declared on preferred stock	(1,056)	(1,003)	(3,061)	(3,008)
Comprehensive income to common shareholders	$6,130	$9,030	$24,304	$22,445

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
 (amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of December 31, 2009	$41,749	$139	$379,717	$10,061	$(262,913)	$168,753
Common stock issuance	–	47	43,963	–	–	44,010
Restricted stock vesting	–	–	20	–	–	20
Conversion of preferred shares to common shares	(1)	1	–	–	–	–
Cumulative effect of adoption ofnew accounting principle	–	–	–	–	12	12
Net income	–	–	–	–	19,826	19,826
Dividends on preferred stock	–	–	–	–	(3,061)	(3,061)
Dividends on common stock	–	–	–	–	(11,625)	(11,625)
Other comprehensive income	–	–	–	7,539	–	7,539
Balance as of September 30, 2010	$41,748	$187	$423,700	$17,600	$(257,761)	$225,474

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$19,826	$13,505
Adjustments to reconcile net income to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	451	(1,016)
Decrease in accrued interest payable	(418)	(600)
Provision for loan losses	769	566
Gain on sale of investments, net	(794)	(220)
Gain on redemption of securitization financing bonds	(561)	–
Fair value adjustments, net	(230)	319
Equity in income of joint venture, net	–	(1,476)
Amortization and depreciation	4,266	1,812
Stock based compensation expense	558	426
Net change in other assets and other liabilities	(3,301)	(980)
Net cash and cash equivalents provided by operating activities	20,566	12,336

Investing activities:
Purchase of investments	(432,182)	(364,575)
Principal payments received on investments	207,485	86,448
Change in principal payment receivable on investments	168	(1,833)
Proceeds from sales of investments	50,882	3,699
Principal payments received on securitized mortgage loans	51,109	17,130
Other investing activities	(295)	190
Net cash and cash equivalents used in investing activities	(122,833)	(258,941)

Financing activities:
Borrowings under repurchase agreements, net	106,818	271,544
Borrowings under non-recourse collateralized financing	50,678	–
Principal payments on non-recourse collateralized financing	(42,652)	(13,256)
Redemption of securitization financing	(56,406)	(15,493)
Decrease in restricted cash	–	2,974
Proceeds from issuance of common stock	44,010	9,884
Dividends paid	(13,160)	(11,634)
Net cash and cash equivalents provided by financing activities	89,288	244,019

Net decrease in cash and cash equivalents	(12,979)	(2,586)
Cash and cash equivalents at beginning of period	30,173	24,335
Cash and cash equivalents at end of period	$17,194	$21,749

Supplemental Non-Cash Investing and Financing Activities:
Common dividends declared but not paid	$4,677	$3,121
Preferred dividends declared but not paid	$1,055	$1,003

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2010.  The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated statements of cash flows now present separately changes in accrued interest receivable and accrued interest payable, which were previously included within net change in other assets and other liabilities as well as within other investing activities.  These respective amounts on the consolidated statement of cash flows for the nine months ended September 30, 2009 presented herein have been reclassified to conform to the current year presentation and have no effect on reported total assets or total liabilities or results of operations.

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

Investments

The Company’s investments include Agency mortgage backed securities (“MBS”), non-Agency MBS, securitized mortgage loans, and other investments.

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

The Company accounts for its Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s Agency MBS are designated as available-for-sale with changes in their fair value reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.  The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.  Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) to earnings as a realized gain or loss using the specific identification method.

Substantially all of the Company’s Agency MBS are pledged as collateral against repurchase agreements.

Non-Agency MBS.  The Company’s non-Agency MBS are comprised of CMBS and RMBS, the majority of which are investment grade rated.  Interest rates for non-Agency MBS collateralized with adjustable rate mortgage loans are based on indexes similar to those of Agency MBS.  Like Agency MBS, the Company accounts for its non-Agency MBS in accordance with ASC Topic 320, and all of the Company’s non-Agency MBS are designated as available-for-sale with changes in their fair value reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.

The Company determines the fair value for certain of its non-Agency MBS based upon prices obtained from a third-party pricing service and broker quotes with the remainder of the non-Agency MBS being valued by discounting the estimated future cash flows derived from pricing models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information.  Like Agency MBS, the Company generally intends to hold its investments in non-Agency MBS until maturity, but it may, from time to time, sell any of its securities as part of the overall management of its business.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

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

In reviewing both general and specific allowance requirements for commercial mortgage loans, for loans secured by low-income housing tax credit (“LIHTC”) properties the Company considers the remaining life of the tax compliance period in its analysis.  Because defaults on mortgage loan financings for these properties can result in the recapture of previously received tax credits for the borrower, the potential cost of this recapture provides an incentive to support the property during the compliance period, which has historically decreased the likelihood of defaults for these types of loans.

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

In December 2009, the Company re-securitized a portion of its CMBS and sold $15,000 of bonds to a special purpose entity which is not included in the consolidated balance sheet of the Company as of December 31, 2009, but is included in the consolidated balance sheet as of September 30, 2010 as required by amendments to ASC Topic 860 which became effective January 1, 2010.

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

For interest rate agreements designated as trading positions, realized and unrealized changes in fair value of these instruments are recognized in the statement of income as trading income or loss in the period in which the changes occur or when such trade instruments are settled.  As of September 30, 2010 and December 31, 2009, the Company does not have any derivative instruments designated as trading positions.

Interest Income

Interest income on securities and loans that are rated “AAA” is recognized over the expected life of the investment using the effective interest method.  Interest income on non-Agency MBS that are rated “AA” or lower is recognized over the expected life as adjusted for estimated prepayments and credit losses of the securities in accordance with ASC Topic 325.  For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is significantly past due or when the primary servicer of the loan fails to advance the interest and/or principal due on the loan.  Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement.  For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected.  All interest accrued but not collected for investments that are placed on a non-accrual status or are charged-off is reversed against interest income.  Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

In April 2010, FASB issued ASU No. 2010-18, which amends ASC Topic 310 to provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted.  Management has evaluated these amendments and has determined that they will not have a material impact on the Company’s financial condition or results of operations.

In July 2010, FASB issued ASU No. 2010-20, which amends ASC Topic 310 to require additional disclosures regarding an entity’s long-term financing receivables that are measured at amortized cost.  Specifically, entities are to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class; the aging of past due financing receivables at the end of the reporting period by class; and the nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for credit losses.  For public entities, the disclosure requirements of ASC Topic 310 regarding financing receivables as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosure requirements of ASC Topic 310 about troubled debt restructuring activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Because these amendments to ASC Topic 310 relate only to disclosures and do not alter GAAP, they do not impact the Company’s financial condition or results of operations.

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

	Three Months Ended September 30,
	2010		2009
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$7,022		$6,002
Preferred stock dividends	(1,056)		(1,003)
Net income to common shareholders	5,966	17,230,410	4,999	13,551,994
Effect of dilutive items	1,056	4,226,862	1,003	4,224,346
Diluted	$7,022	21,457,272	$6,002	17,776,340

Net income per common share:
Basic		$0.35		$0.37
Diluted		$0.33		$0.34

Components of dilutive items:
Convertible preferred stock	$1,056	4,221,387	$1,003	4,221,539
Stock options	–	5,475	–	2,807
	$1,056	4,226,862	$1,003	4,224,346

	Nine Months Ended September 30,
	2010		2009
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$19,826		$13,505
Preferred stock dividends	(3,061)		(3,008)
Net income to common shareholders	16,765	15,531,847	10,497	12,908,243
Effect of dilutive items	3,061	4,225,145	3,008	4,222,306
Diluted	$19,826	19,756,992	$13,505	17,130,549

Net income per common share:
Basic		$1.08		$0.81
Diluted		$1.00		$0.79

Components of dilutive items:
Convertible preferred stock	$3,061	4,221,387	$3,008	4,221,539
Stock options	–	3,758	–	767
	$3,061	4,225,145	$3,008	4,222,306

Because their inclusion would have been anti-dilutive, the calculation of diluted net income per common share excludes 15,000 unexercised stock option awards for the nine months ended September 30, 2010 and excludes 70,000 unexercised stock option awards for both the three and nine months ended September 30, 2009.

NOTE 3 – AGENCY MORTGAGE BACKED SECURITIES

The following table presents the components of the Company’s investment in Agency MBS as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	CMBS	RMBS	TOTAL	CMBS	RMBS	TOTAL
Principal/par value	$95,862	$541,275	$637,137	$–	$570,215	$570,215
Premiums	9,709	18,909	28,618	–	12,991	12,991
Discounts	–	(37)	(37)	–	(44)	(44)
Amortized cost	105,571	560,147	665,718	–	583,162	583,162
Gross unrealized gains	2,515	9,712	12,227	–	11,261	11,261
Gross unrealized losses	(51)	(1,051)	(1,102)	–	(303)	(303)
Fair value	$108,035	$568,808	$676,843	$–	$594,120	$594,120

Weighted average coupon	5.63%	4.23%	4.46%	n/a	4.76%	4.76%

Principal/par value includes principal payments receivable of $3,391 and $3,559 on Agency MBS as of September 30, 2010 and December 31, 2009, respectively.  The Company received principal payments of $179,262 on its portfolio of Agency MBS and purchased approximately $284,065 of Agency MBS during the nine months ended September 30, 2010.  The Company also sold $18,762 of Agency MBS during the nine months ended September 30, 2010 on which it recognized gains of $702.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	CMBS	RMBS	TOTAL	CMBS	RMBS	TOTAL
Principal/par value	$205,531	$17,446	$222,977	$114,103	$7,705	$121,808
Premiums	3,273	154	3,427	4,177	–	4,177
Discounts	(11,234)	(1,148)	(12,382)	(13,727)	(1,243)	(14,970)
Amortized cost	197,570	16,452	214,022	104,553	6,462	111,015
Gross unrealized gains	11,210	593	11,803	2,795	416	3,211
Gross unrealized losses	–	(454)	(454)	(4,145)	(971)	(5,116)
Fair value	$208,780	$16,591	$225,371	$103,203	$5,907	$109,110

Weighted average coupon	6.95%	5.10%	6.81%	7.96%	7.93%	7.96%

The Company’s non-Agency CMBS are comprised primarily of investment-grade rated securities with a fair value of $203,820 and $99,092, as of September 30, 2010 and December 31, 2009, respectively.  The Company purchased non-Agency CMBS with a par value of $134,932 during the nine months ended September 30, 2010 and sold non-Agency CMBS with a par value of $30,765 for which it recognized a gain of $77 during the nine months ended September 30, 2010.

The Company also purchased non-Agency RMBS with a par value of $11,988 during the nine months ended September 30, 2010, which have a fair value of $11,375 as of September 30, 2010.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Securitized mortgage loans:
Commercial, unpaid principal balance	$104,418	$137,567
Single-family, unpaid principal balance	56,518	61,336
	160,936	198,903
Funds held by trustees, including funds held for defeasance	3,499	17,737
Unamortized discounts and premiums, net	322	43
Loans, at amortized cost	164,757	216,683
Allowance for loan losses	(3,862)	(4,212)
	$160,895	$212,471

All of the securitized mortgage loans are pledged as collateral for the associated securitization financing bonds, which are discussed further in Note 9.

Commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 81% of commercial mortgage loans are secured by multifamily properties and approximately 19% by other types of commercial properties.

Single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  Single-family mortgage loans as of September 30, 2010 include $1,444 of loans in foreclosure and $1,554 of loans more than 90 days delinquent on which the Company continues to accrue interest.

The Company identified securitized commercial and single-family mortgage loans with combined unpaid principal balances of $12,473 and $3,829 respectively, as being impaired as of September 30, 2010, compared to impairments of $20,491 and $4,065, respectively, as of December 31, 2009.  The Company recognized $135 and $416 of interest income on impaired securitized commercial mortgage loans and $56 and $169 on impaired single-family mortgage loans for the three and nine months ended September 30, 2010, respectively.

Funds held by trustees as of September 30, 2010 and December 31, 2009 include $3,351 and $17,588, respectively, of cash and cash equivalents held by the trust for defeased commercial mortgage loans.  These funds represent replacement collateral for defeased mortgage loans, which attempts to replicate the contractual cash flows of the defeased mortgage loans in accordance with the underlying agreements, and will be used as available to service the debt for which the underlying mortgage on the property has been released.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the components of the allowance for loan losses as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Securitized commercial mortgage loans	$3,593	$3,935
Securitized single-family mortgage loans	269	277
	3,862	4,212
Other investments	–	96
	$3,862	$4,308

The following table presents certain information on impaired single-family and commercial securitized mortgage loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Commercial	Single-family	Commercial	Single-family
Investment in impaired loans, including basis adjustments	$12,421	$3,892	$20,465	$4,152
Allowance for loan losses	(3,593)	(269)	(3,935)	(277)
Investment in excess of allowance	$8,828	$3,623	$16,530	$3,875

The following tables summarize the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended September 30, (1)
	2010		2009
	Commercial	Singe-family	Commercial	Singe-family
Allowance at beginning of period	$3,709	$271	$3,660	$261
Provision for loan losses	194	–	150	98
Credit losses, net of recoveries	(310)	(2)	(25)	(113)
Allowance at end of period	$3,593	$269	$3,785	$246

(1)
Activity shown excludes provision of $16 and credit losses of $(281) for the three months ended September 30, 2010 related to the Company’s unsecuritized mortgage loan portfolio.  There was no activity related to the allowance for loan losses for the Company’s unsecuritized mortgage loan portfolio for the three months ended September 30, 2009.

	Nine Months Ended September 30, (1)
	2010		2009
	Commercial	Singe-family	Commercial	Singe-family
Allowance at beginning of period	$3,935	$277	$3,527	$180
Provision for loan losses	584	–	283	187
Credit losses, net of recoveries	(926)	(8)	(25)	(121)
Allowance at end of period	$3,593	$269	$3,785	$246

(1)
Activity shown excludes provision of $185 and credit losses of $(281) for the nine months ended September 30, 2010 and provision of $95 for the nine months ended September 30, 2009 related to the Company’s unsecuritized mortgage loan portfolio.

NOTE 7 – DERIVATIVES

Please see Note 1 for additional information related to the Company’s accounting policies for derivative instruments.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments under ASC Topic 815 as well as their classification on the balance sheet as of September 30, 2010 and December 31, 2009:
Type of Derivative	Balance Sheet Location	Gross Fair Value As of September 30, 2010	Gross Fair Value As of December 31, 2009
Interest rate swaps	Derivative assets	$–	$1,008
Interest rate swaps	Derivative liabilities	(4,889)	–
		$(4,889)	$1,008

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

The following table summarizes information regarding the Company’s outstanding interest rate swap agreements as of September 30, 2010:

Maturity Date	Effective Date	Notional Amount	Fixed Rate Swapped
November 24, 2011	November 24, 2009	$25,000	0.96%
February 8, 2012	February 8, 2010	75,000	1.03%
November 24, 2012	November 24, 2009	50,000	1.53%
May 8, 2014	May 10, 2010	35,000	1.93%
December 24, 2014	December 24, 2009	30,000	2.50%
		$215,000

These interest rate swaps have been designated as cash flow hedging positions.  The Company did not have derivative instruments designated as trading positions as of September 30, 2010 or December 31, 2009.  As of September 30, 2010, the Company had margin requirements for these interest rate swaps totaling $5,537 for which Agency MBS with a fair value of $4,822 and cash of $894 have been posted as collateral.

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of income for the three months ended September 30, 2010.  The Company did not hold any derivative financial instruments during the three months ended September 30, 2009.

Type of Derivative Designated as Cash Flow Hedge	Amount of Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Amount of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Location of Loss Recognized in Statement of Income (Ineffective Portion)	Amount of Loss Recognized in Statement of Income (Ineffective Portion)
Interest rate swaps	$2,699	Interest expense	$651	Other income, net	$6

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of income for the nine months ended September 30, 2010.  The Company did not hold any derivative financial instruments during the nine months ended September 30, 2009.

Type of Derivative Designated as Cash Flow Hedge	Amount of Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Amount of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Location of Loss Recognized in Statement of Income (Ineffective Portion)	Amount of Loss Recognized in Statement of Income (Ineffective Portion)
Interest rate swaps	$7,587	Interest expense	$1,706	Other income, net	$15

The table below presents the effect of the Company’s derivatives designated as hedging instruments on the Company’s accumulated other comprehensive income for the three and nine months ended September 30, 2010.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Balance at beginning of period	$(2,825)	$1,008
Change in fair value of interest rate swaps	(2,699)	(7,587)
Reclassification adjustment for amounts included in statement of operations	651	1,706
Balance at end of period	$(4,873)	$(4,873)

The Company estimates that an additional $2,549 will be reclassified to earnings from AOCI as an increase to interest expense during the next 12 months.

The interest rate agreements the Company has with its derivative counterparties contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.  Additionally, the agreements outstanding with one of the derivative counterparties allow that counterparty to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of September 30, 2010, the Company had derivatives in a net liability position totaling $4,992, inclusive of accrued interest but excluding any adjustment for nonperformance risk, for which it had pledged collateral of $5,716 to its derivative counterparties.  If the Company had breached any of these agreements as of September 30, 2010, it could have been required to settle those derivatives at their termination value of $4,992.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements as of September 30, 2010 and December 31, 2009 by the type of securities collateralizing the repurchase agreement:

	September 30, 2010
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency MBS	$561,217	0.29%	$588,327
Non-Agency CMBS	100,108	1.67%	117,450
Non-Agency RMBS	13,027	1.39%	14,614
Securitization financing bonds (see Note 9)	70,795	1.30%	84,849
	$745,147	0.59%	$805,240

	December 31, 2009
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency MBS	$540,586	0.60%	$575,386
Non-Agency MBS	73,338	1.73%	82,770
Securitization financing bonds (see Note 9)	24,405	1.59%	34,431
	$638,329	0.76%	$692,587

As of September 30, 2010 and December 31, 2009, the repurchase agreements had the following original maturities:

Original Maturity	September 30, 2010	December 31, 2009
30 days or less	$373,864	$69,576
31 to 60 days	110,705	300,413
61 to 90 days	87,445	180,643
Greater than 90 days	173,133	87,697
	$745,147	$638,329

As of September 30, 2010, the maximum amount of equity at risk under repurchase agreements with any individual counterparty is $17,144.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

Non-recourse collateralized financing on the Company’s consolidated balance sheet as of September 30, 2010 is comprised of $57,396 of securitization financing and $50,631 of financing provided by the Federal Reserve Bank of New York (the “New York Federal Reserve”) under its Term Asset-Backed Securities Loan Facility (“TALF”).  Non-recourse collateralized financing as of December 31, 2009 was comprised solely of securitization financing with a balance of $143,081.  Unlike repurchase agreements, TALF financing and securitization financing are both non-recourse to the Company.

During the nine months ended September 30, 2010, the Company used the TALF financing to purchase ‘AAA’-rated CMBS with a par value of $60,800.  The fair value of these CMBS as of September 30, 2010 is $65,029.  The TALF financing has an estimated weighted average life remaining of 2.4 years and a weighted-average interest rate of 2.73%.

As of September 30, 2010, the Company has three series of securitization financing bonds outstanding which were issued pursuant to three separate indentures.  One of the series has two classes of bonds outstanding, one which is owned by third parties and one of which has been retained by the Company.  The class owned by third parties has a principal amount outstanding of $22,360 as of September 30, 2010 compared to $23,852 as of December 31, 2009 and is collateralized by single-family mortgage loans with unpaid principal balances of $23,068 as of September 30, 2010 compared to $24,563 as of December 31, 2009.  As of September 30, 2010, this class shares additional collateralization of $6,549 with the other class within the same series that the Company retained.  This is a variable rate bond which pays interest based on one-month LIBOR plus 0.30%.

The second series of bonds is fixed-rate with a principal amount of $23,669 as of September 30, 2010 compared to $121,168 as of December 31, 2009, and is collateralized by commercial mortgage loans, including proceeds from defeased loans, with unpaid principal balances of $99,382 as of September 30, 2010 compared to $142,039 as of December 31, 2009.

The third series of bonds is also fixed-rate with a principal amount of $15,000 as of September 30, 2010 and is collateralized by CMBS with a fair value of $16,958.  This series represents the portion of a securitization bond the Company sold as part of the re-securitization of CMBS the Company completed in December 2009.  Subsequently, amendments to ASC Topic 860 became effective which resulted in the Company consolidating the trust that issued the bond pursuant to ASC Topic 810 as of January 1, 2010.

The components of securitization financing along with certain other information as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010		December 31, 2009
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed rate classes	$38,669	6.2% – 7.2%	$121,168	6.7% - 7.2%
Variable rate class	22,360	0.6%	23,852	0.5%
Unamortized net bond premium and deferred costs	(3,633)		(1,939)
	$57,396		$143,081

Weighted average coupon	4.5%		5.9%
Range of stated maturities	2016 – 2027		2024 – 2027
Estimated weighted average life	3.7 years		3.0 years

The Company has redeemed securitization bonds in the past, and in certain instances, the Company has kept the bond outstanding and used them as collateral for additional repurchase agreement borrowings.

These additional borrowings may have been used to either finance the bond redemption or to purchase additional investments.  Although these bonds are legally outstanding, the balances are eliminated in consolidation because the issuing trust in included in the Company’s consolidated financial statements.

In August 2010, the Company redeemed $56.4 million of securitization financing that it had issued in 1997 with commercial mortgage loans as collateral, and replaced it with thirty-day repurchase agreement financing.  The effective rate on the redeemed securitization financing of 8.76% was replaced with an effective rate on the repurchase agreement financing of 1.26%, yielding a net interest savings of 7.50%.  If future market conditions are attractive, the Company may redeem part or all of the callable CMBS securitization financing remaining in the 1997 series.

The following table summarizes information regarding all of the Company’s outstanding redeemed bonds as of September 30, 2010:

Portion of Series Redeemed	Collateral Type	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
1993 Trust	Commercial mortgage loans	$3,781	$3,781	$3,067
2002 Trust	Single-family mortgage loans	26,901	24,043	21,909
1997 Trust	Commercial mortgage loans	55,854	57,025	45,819
		$86,536	$84,849	$70,795

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

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, the Company’s assets and liabilities carried at fair value and included in this category are non-Agency MBS and delinquent property tax receivables.

The following table presents the fair value of the Company’s assets and liabilities as of September 30, 2010, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$676,843	$–	$676,843	$–
Non-Agency MBS:
CMBS	208,780	–	65,029	143,751
RMBS	16,591	–	–	16,591
Other investments	132	–	–	132
Total assets carried at fair value	$902,346	$–	$741,872	$160,474

Liabilities:
Derivative liabilities	$4,889	$–	$4,889	$–
Total liabilities carried at fair value	$4,889	$–	$4,889	$–

The Company’s Agency MBS, as well a portion of its non-Agency CMBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency CMBS and non-agency RMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from pricing models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, as well as certain other relevant information.  The following tables present the beginning and ending balances of the Level 3 fair value estimates for the three and nine months ended September 30, 2010:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of June 30, 2010	$111,530	$5,330	$131	$116,991
Total realized and unrealized gains (losses):
Included in the statement of operations	–	–	1	1
Included in other comprehensive income	756	53	–	809
Purchases	43,367	11,671	–	55,038
Principal payments	(11,535)	(484)	–	(12,019)
(Amortization) accretion	(367)	21	–	(346)
Transfers in and/or out of Level 3	–	–	–	–
Balance as of September 30, 2010	$143,751	$16,591	$132	$160,474

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of December 31, 2009	$103,203	$5,907	$131	$109,241
Cumulative effect of adoption of new accounting principle	14,924	–	–	14,924
Balance as of January 1, 2010	118,127	5,907	131	124,165
Total realized and unrealized gains (losses):
Included in the statement of operations	(77)	–	–	(77)
Included in other comprehensive income	8,690	695	–	9,385
Purchases	74,695	11,671	11	86,377
Sales	(31,328)	–	–	(31,328)
Principal payments	(25,394)	(1,711)	(10)	(27,115)
(Amortization) accretion	(962)	29	–	(933)
Transfers in and/or out of Level 3	–	–	–	–
Balance as of September 30, 2010	$143,751	$16,591	$132	$160,474

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$676,843	$676,843	$594,120	$594,120
Non-Agency CMBS	208,780	208,780	103,203	103,203
Non-Agency RMBS	16,591	16,591	5,907	5,907
Securitized mortgage loans, net	160,895	148,230	212,471	186,547
Other investments	1,437	1,303	2,280	2,079
Derivative assets	–	–	1,008	1,008

Liabilities:
Repurchase agreements	745,147	745,147	638,329	638,329
Non-recourse collateralized financing	108,027	107,182	143,081	132,234
Derivative liabilities	4,889	4,889	–	–

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of September 30, 2010 or December 31, 2009.

The following table presents certain information for Agency MBS and non-Agency MBS that were in an unrealized loss position as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$137,712	$1,102	$73,288	$302
Non-Agency MBS	11,388	87	92,438	4,145
One year or more:
Non-Agency MBS	3,638	366	4,087	971
	$152,738	$1,555	$169,813	$5,418

The Company reviews the estimated future cash flows for its non-Agency MBS to determine whether there have been adverse changes in the cash flows that necessitate recognition of other-than-temporary impairment amounts.  Approximately $3,554 of the non-Agency MBS in an unrealized loss position as of September 30, 2010 are investment grade MBS collateralized by mortgage loans that were originated during or prior to 1999.  Based on the credit rating of these MBS and the seasoning of the mortgage loans collateralizing these securities, the impairment of these MBS is not determined to be other-than-temporary as of September 30, 2010.

The estimated cash flows of the remaining $11,472 of non-Agency MBS were reviewed based on the performance of the underlying mortgage loans collateralizing the MBS as well as projected loss and prepayment rates.  Based on that review, management did not determine any adverse changes in the timing or amount of estimated cash flows that necessitate recognition of other-than-temporary impairment amounts as of September 30, 2010.

NOTE 11 – PREFERRED AND COMMON STOCK

The Company has a continuous equity placement program (“EPP”) whereby the Company may offer and sell through its sales agent shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings,” as defined in Rule 415 under the 1933 Act, including sales made directly on the New

York Stock Exchange or sales made to or through a market maker other than on an exchange.  During the nine months ended September 30, 2010, the Company has received proceeds of $43,309, net of broker sales commission, for 4,680,700 shares of common stock sold at an average price of $9.44.  On June 24, 2010, the Company filed a prospectus supplement with the SEC to offer and sell through its sales agent, JMP Securities, LLC, up to 5,000,000 shares of its common stock.

The Company also issued shares under its 2009 Stock and Incentive Plan for a portion of management’s 2009 performance bonus as well as for a portion of the Chief Executive Officer’s 2010 salary through September 30, 2010.

The following table presents a summary of the changes in the number of preferred and common shares outstanding for the period indicated:

	Preferred Stock Series D	Common Stock
Balance as of December 31, 2009	4,221,539	13,931,512
Common stock issued under EPP	-	4,680,700
Common stock redeemed under 2004 Stock and Incentive Plan	-	50,000
Common stock issued under 2009 Stock and Incentive Plan	-	47,030
Voluntary conversion of preferred shares to common shares	(152)	152
Balance as of September 30, 2010	4,221,387	18,709,394

On September 9, 2010, the Company declared preferred and common dividends of $0.25 each to be paid on October 29, 2010 to shareholders of record on September 30, 2010.

On September 13, 2010, the Company announced that its Board of Directors had authorized the Company to redeem all 4,221,539 of the outstanding shares of the Company’s Series D 9.50% Cumulative Convertible Preferred Stock (the “Series D Preferred Stock”) pursuant to provisions of the Company’s articles of incorporation. Subsequent to this announcement and prior to September 30, 2010, 152 shares of Series D Preferred Stock were voluntarily converted, leaving 4,221,387 shares of Series D Preferred Stock to be redeemed.  Please see Note 15 regarding activity related to this redemption which occurred subsequent to September 30, 2010.

NOTE 12 – EMPLOYEE BENEFITS

Stock Incentive Plan

Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant to eligible employees, directors or consultants or advisors to the Company stock based compensation, including stock options, stock appreciation rights (“SARs”), stock awards, dividend equivalent rights, performance shares, and stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 2,452,970 shares remain available as of September 30, 2010.  Although the Company is no longer issuing stock based compensation under its 2004 Stock Incentive Plan, there are stock options, SARs, and restricted stock still outstanding (and exercisable if vested) thereunder as of September 30, 2010.

SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period as required by ASC Topic 718.  As of September 30, 2010 and December 31, 2009, the fair value of the Company’s outstanding SARs of $463 and $447, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.  The weighted average remaining contractual term on the SARs outstanding as of September 30, 2010 is 27 months.  The total remaining compensation cost related to non-vested SARs is $13 as of September 30, 2010 and will be recognized as the awards vest. The fair value of SARs was estimated as of September 30, 2010 and December 31, 2009 using the Black-Scholes option valuation model based upon the assumptions in the table below.

	September 30, 2010	December 31, 2009
Expected volatility	18.2%-23.6%	25.4%-30.9%
Weighted-average volatility	20.7%	29.4%
Expected dividends	9.5%-9.7%	10.4%
Expected term (in months)	14	18
Weighted-average risk-free rate	0.67%	1.87%
Range of risk-free rates	0.4%-1.0%	1.44%-2.42%

The following tables present a rollforward of the SARs activity for the periods presented:

	Three Months Ended September 30,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited	–	–	–	–
SARs exercised	(141,271)	7.24	–	–
SARs outstanding at end of period	136,875	$7.31	278,146	$7.27
SARs vested and exercisable	116,875	$7.35	219,396	$7.37

	Nine Months Ended September 30,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited	–	–	–	–
SARs exercised	(141,271)	7.24	–	–
SARs outstanding at end of period	136,875	$7.31	278,146	$7.27
SARs vested and exercisable	116,875	$7.35	219,396	$7.37

The stock options and restricted stock issued by the Company may be settled only in shares of its common stock, and therefore have been treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718.  The compensation cost related to all stock options has been expensed in prior periods.  As of September 30, 2010 and December 31, 2009, the fair value of the Company’s outstanding restricted stock remaining to be amortized into net income is $142 and $162, respectively.  The following tables present a rollforward of the stock option activity for the periods presented:

	Three Months Ended September 30,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	45,000	$8.75	95,000	$8.59
Options granted	–	–	–	–
Options forfeited	–	–	–	–
Options exercised	–	–	–	–
Options outstanding at end of period (all vested and exercisable)	45,000	$8.75	95,000	$8.59

	Nine Months Ended September 30,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	95,000	$8.59	110,000	$8.55
Options granted	–	–	–	–
Options forfeited	–	–	(15,000)	$8.30
Options exercised	(50,000)	$8.45	–	–
Options outstanding at end of period (all vested and exercisable)	45,000	$8.75	95,000	$8.59

The following tables present a rollforward of the restricted stock activity for the periods presented:

	Three Months Ended September 30,
	2010	2009
Restricted stock at beginning of period	25,000	32,500
Restricted stock granted	–	–
Restricted stock forfeited	–	–
Restricted stock vested	–	–
Restricted stock outstanding at end of period	25,000	32,500

	Nine Months Ended September 30,
	2010	2009
Restricted stock at beginning of period	32,500	30,000
Restricted stock granted	10,000	10,000
Restricted stock forfeited	–	–
Restricted stock vested	(17,500)	(7,500)
Restricted stock outstanding at end of period	25,000	32,500

Total stock based compensation expense recognized by the Company for the three and nine months ended September 30, 2010 is $395 and $558, respectively, compared to $76 and $426 for the comparable periods in 2009.

Employee Savings Plan

The Company provides an Employee Savings Plan under Section 401(k) of the Code.  The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis.  The Company matches the employees’ contribution, up to 6% of the employees’ eligible compensation.  The Company may also make discretionary contributions based on the profitability of the Company.  The total expense related to the Company’s matching and discretionary contributions for the three and nine months ended September 30, 2010 was $12 and $81, respectively, compared to $15 and $65 for the three and nine months ended September 30, 2009, respectively.  The Company does not provide post-employment or post-retirement benefits to its employees.

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

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent county property tax receivables for properties located in the County.  In their initial pleadings, the Pentlong plaintiffs (“Pentlong Plaintiffs”) alleged that GLS did not have the right to recover from delinquent taxpayers certain attorney fees, lien docketing, revival, assignment and satisfaction costs, and expenses associated with the original purchase transaction, and interest, in the collection of the property tax receivables pursuant to the Pennsylvania Municipal Claims and Tax Lien Act (the “Act”).  During the course of the litigation, the Pennsylvania State Legislature enacted Act 20 of 2003, which cured many deficiencies in the Act at issue in the Pentlong case, including confirming GLS’ right to collect attorney fees from delinquent taxpayers retroactive back to the date when GLS first purchased the delinquent tax receivables.

Subsequent to the enactment of Act 20, GLS has filed various motions with the Court seeking dismissal of the Pentlong Plaintiffs’ remaining claims regarding GLS’ right to collect reasonable attorneys fees from the named plaintiffs and purported class members; its right to collect lien docketing, revival, assignment and satisfaction costs from delinquent taxpayers; and its practice of charging interest on the first of each month for the entire month.  Subsequently, the plaintiffs abandoned their claims with respect to lien docketing, satisfaction costs, and the issue of interest.  On April 2, 2010, the Court granted GLS’ motion for summary judgment with respect to its right to charge attorney fees and interest in the collection of the receivables, and on August 25, 2010, the Court granted GLS’s motion for summary judgment with respect to lien costs, removing these claims from the Pentlong Plaintiffs’ case.  The Court has indicated that it will undertake arguments over the reasonableness of attorney fees at a later date.  GLS intends to seek decertification of the class at that time as well.

The Pentlong Plaintiffs have not enumerated their damages in this matter.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Supreme Court of Texas related to the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al.  The appeal seeks to overturn the trial court’s judgment, and subsequent affirmation by the Fifth Court of Appeals at Dallas, in our and DCI’s favor which denied recovery to Plaintiffs.  Specifically, Plaintiffs are seeking reversal of the trial court’s judgment and sought rendition of judgment against us for alleged breach of loan agreements for tenant improvements in the amount of $253,000.  They also seek reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment.  Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2,100.  Alternatively, Plaintiffs seek a new trial.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of the Company, and therefore management does not believe that it would be obligated for any amounts awarded to the Plaintiffs as a result of the actions of DCI.  There have been no further material developments in this case through September 30, 2010.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former president and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, "Defendants") are defendants in a putative class action brought by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters") in the United States District Court for the Southern District of New York ("District Court"). The original complaint, which was filed on February 7, 2005 alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds ("Bonds"), which are collateralized by manufactured housing loans. After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against the Company and MERIT. Teamsters filed an amended complaint on August 6, 2008, which essentially restated the same allegations as the original complaint and added the Company’s former president and current Chief Operating Officer/Chief Financial Officer as defendants. The District Court denied Defendants’ motion to dismiss the amended complaint.  Teamsters seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds. The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to defend itself against them vigorously.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of September 30, 2010 and December 31, 2009 is comprised of the following items:

	September 30, 2010	December 31, 2009
Available for sale investments:
Unrealized gains	$24,029	$14,472
Unrealized losses	(1,556)	(5,419)
	22,473	9,053
Hedging instruments:
Unrealized gains	–	1,008
Unrealized losses	(4,873)	–
	(4,873)	1,008

Accumulated other comprehensive income	$17,600	$10,061

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 15- SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that provide additional evidence about conditions of the Company that existed as of September 30, 2010, or that qualify as “recognized subsequent events” as defined by ASC Topic 855.

The following events, which occurred subsequent to September 30, 2010 and before the filing of this Quarterly Report on Form 10-Q, qualify as “nonrecognized subsequent events” as defined by ASC Topic 855:

The Company issued an additional 311,045 shares since September 30, 2010 through its EPP, which generated net proceeds of $3,279.

On October 15, 2010, the Company’s remaining 4,221,387 shares of Series D Preferred Stock were converted to an equivalent number of shares of common stock.  This redemption was executed pursuant to the Company’s articles of incorporation, which provided for the redemption of the Series D Preferred Stock at the Company’s option once the closing price of the Company’s Common Stock equaled or exceeded $10.00 per share for at least 20 out of 30 consecutive trading days.

In October 2010, the Company recognized an estimated gain of $2,000 on liquidation of a commercial mortgage loan with an unpaid principle balance of $3,525.

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

EXECUTIVE OVERVIEW

Company Overview

We are a real estate investment trust, or REIT, which invests in mortgage assets on a leveraged basis.  Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation.  We seek to provide returns to our shareholders through regularly quarterly dividends and through capital appreciation.

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

Our investment strategy is a hybrid-investment strategy which targets higher credit quality, shorter duration investments.  Investments rated as higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less exposure to changes in interest rates.

Over the last several years we have purchased primarily Agency MBS and highly-rated non-Agency CMBS.  Agency MBS come with a guaranty of payment by the U.S. government or a U.S. government-sponsored entity such as Fannie Mae, Freddie Mac or Ginnie Mae.  The majority of our Agency MBS is collateralized by residential mortgage loans, which generally have a variable interest rate after an initial fixed-rate period.  The remaining portion of our Agency MBS is collateralized by commercial mortgage loans, which generally have a fixed interest rate.

Non-Agency MBS do not come with guaranty of payment from the U.S. government or a government-sponsored entity.  In purchasing non-Agency MBS, we seek investments in securities that are rated ‘A’ or better by at least one nationally recognized statistical ratings organization.  In the twelve months ended September 30, 2010, we have acquired $251.3 million and $11.7 million in non-Agency CMBS and RMBS, respectively, that are rated ‘A’ or higher as of September 30, 2010.  A summary of our non-Agency MBS portfolio by rating classification as of September 30, 2010 is provided in the “Financial Condition” section contained within Part I, Item 2 of this Quarterly Report on Form 10-Q.

We finance our investments through a combination of short-term repurchase agreements and non-recourse collateralized financing such as securitization financing and TALF financing.  Repurchase agreement financing generally has maturities of 30-90 days and is uncommitted financing.  For further discussion of repurchase agreement financing see “Liquidity and Capital Resources”.  Securitization financing is generally term financing and is repaid from the cash flow received on the securitized mortgage loans.  Our TALF financing, which had an initial maturity of three years, is recourse only to the assets which it is funding.

Factors that Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control.  The success of our business model and our results of operations and financial condition are impacted by a variety of industry and economic factors including the level of interest rates, interest rate trends, the steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. Government, including the U.S. Federal Reserve and/or the U.S. Treasury.  In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing.

Investing in mortgage-related securities on a leveraged basis subjects us to interest rate risk from the change in the absolute level of rates (e.g., the level of one-month LIBOR), the changes in relationships between rate indices (e.g., LIBOR versus US Treasury rates), and changes in the relationships between short-term and long-term rates (e.g., the 2-year Treasury rate versus the 10-year Treasury rate).  Interest rate risk also arises from changes in market spreads reflecting the perceived riskiness of assets (e.g., swap rates and mortgage rates relative to the US Treasury rates).  We attempt to manage our exposure to changes in interest rates by investing in shorter duration instruments and managing our investment portfolio within risk tolerances set by our Board of Directors.  Our current goal is to maintain a portfolio duration target (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration could drift outside of our target range due to changes in market conditions and activity in our investment portfolio.  We will use interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as the related investments.  In general, mortgage portfolios with positive duration that use repurchase agreement financing will underperform in a period of rising interest rates and outperform in a period of declining interest rates.

The interest rates on our assets will generally reset less frequently than the interest rates on our liabilities, particularly our repurchase agreement financing.  As such, during periods of rising interest rates, we will generally experience a reduction in our net interest income, notwithstanding our efforts to manage interest rate risk.  This reduction in net interest income will be larger when short-term interest rates are rising rapidly.  With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will also tend to decrease the market value of our assets (and therefore our book value).

Many of our investments are purchased at premiums or discounts to their par balance.  Because we amortize these premiums and discounts based on contractual payments as well as actual and expected future principal prepayments on the investments, changes in actual and expected prepayment rates will impact our yield on these investments.  Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, and other factors beyond our control.  When declining interest rates impact mortgage rates, prepayments of our investments are likely to increase, which will result in increased amortization of premiums and discounts.  As a result, our net interest income may be affected by any differences between our projections of prepayment rates and the actual prepayment rate that occurs.  Further, our net interest income may also suffer if we are unable to reinvest the proceeds of such prepayments at comparable yields, as discussed further below.

Trends and Recent Market Impacts

The following marketplace conditions and prospective trends may impact our future results of operations:

Credit Markets and Interest Rates

The volatility experienced in the credit markets beginning in 2007 resulted in extraordinary and often coordinated measures by global central banks and governments to increase the liquidity in and provide stability to the credit markets.  In response to these conditions and their negative effect on economic output, the Federal Reserve lowered the targeted Federal Funds rate (the rate at which U.S. banks may borrow from each other) from 4.25% at the beginning of 2008 to its current targeted rate of 0.25% and began purchasing Agency MBS and U.S.

Treasury securities.  While the credit markets are functioning more normally and liquidity has generally returned, economic activity in the U.S. has remained muted, as measured by gross domestic product, low rates of capacity utilization and high rates of unemployment.  As a result, the U.S. Federal Reserve has pledged to keep the Federal Funds rate at the historically low target rate of 0.25% for an extended period.  As economic activity improves, the Federal Reserve may decide to increase the targeted Federal Funds rate.  Such an increase would likely increase our funding costs because, as discussed above, our repurchase agreement financing is based on LIBOR, which typically closely tracks the Federal Funds rate.

On November 3, 2010, the Federal Reserve announced its intention to maintain its existing policy of reinvesting principal payments received on its security holdings and to purchase a further $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month.  The stated intention of the Federal Reserve is to promote a stronger pace of economic recovery and to help ensure that inflation over time is at levels consistent with its mandate.  The Federal Reserve further noted that it will regularly review the pace of its securities purchases and the overall size of the asset-purchase program in light of incoming information and will adjust the program as needed to best foster maximum employment and price stability.  The primary holdings for the Federal Reserve are Agency MBS and U.S. Treasury securities.  Such operations by the Federal Reserve are often referred to as “quantitative easing” and are designed to lower overall market interest rates, thereby stimulating the economy.   As stated above, lower interest rates increase the risk of higher voluntary prepayments on our investments, which may impact our net interest income by increasing the amortization expense on any investments we own at premiums to their par balance.

Prepayments and Agency MBS

In the first quarter of 2010, both Fannie Mae and Freddie Mac announced delinquent loan buyout programs pursuant to which loans delinquent more than 120 days would be purchased out of existing RMBS pools.  Up to that point, Fannie Mae and Freddie Mac had not been actively purchasing delinquent loans from its RMBS pools.  Freddie Mac completed its buy-outs in March 2010, and Fannie Mae began its buy-out activity in April and concluded it in July 2010.  Delinquent loan buy-outs by Fannie Mae and Freddie Mac resulted in significant increases in prepayments on our Agency RMBS during the second and third quarters of 2010.  Subsequent to the buy-out activity, prepayments on our Agency RMBS have declined considerably not only due to reduced buy-out activity, but also due in part to the inability of borrowers to refinance their mortgages.  Our average constant prepayment rate, or CPR, for our Agency MBS during the third quarter of 2010 was 26.3% versus 33.9% during the second quarter of 2010.  As of September 30, 2010, our monthly CPRs for September and October 2010 were 18.5% and 18.4%, respectively.  These recent actual CPRs as well as our expectations of reduced future prepayment activity in our Agency RMBS (which is discussed below) reduced the rate at which we amortized our premiums for the third quarter of 2010 compared to the second quarter of 2010.

As of September 30, 2010, the weighted average coupon on the mortgage loans underlying our Agency RMBS was 4.79%.  The 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate were 4.32% and 3.52%, respectively, as published by Freddie Mac.  Generally, this type of interest rate environment encourages the average borrower to refinance their mortgage loans at lower rates.  However, in many cases, obstacles exist to refinancing, including but not limited to, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to the limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds relatively low (except for the delinquent loan buyouts by Fannie Mae and Freddie Mac).  If mortgage rates remain low and the obstacles to refinancing are removed either through changes in government or Agency policies, through house appreciation or other reasons, we may experience increased prepayments.  As discussed above, increased prepayments may impact our net interest income by increasing the amortization expense on any investments which we own at premiums to their par balance.

Financial Regulatory Reform Bill and Other Government Activity

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, the investing environment for Agency and non-Agency MBS, or interest rate swaps and other derivatives because much of the Dodd-Frank Act’s implementation has not yet been defined by regulators.

The U.S. Government is providing homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans, the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the government may change them or add new programs in the future.  The impact of these programs may have the effect of increasing prepayment rates and reducing the principal or interest payments on residential mortgage loans held by certain types of borrowers. The effect of such programs for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to increased prepayment rates and lower interest and principal payments.

Highlights of the Third Quarter and Fourth Quarter Outlook

           For the third quarter of 2010, we continued to grow our investments in both Agency and non-Agency MBS which has resulted in improving net interest income and net income.  While the majority of net interest income for the three and nine months ended September 30, 2010 and September 30, 2009 is from our Agency MBS portfolio, the bulk of the increase in our net interest income for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 has resulted from the growth in our non-Agency MBS portfolio.

Our net interest spread on our entire investment portfolio was 2.98% and 3.03% for the three and nine months ended September 30, 2010, respectively.  Resets in hybrid ARM mortgage loans within our existing Agency MBS portfolio and lower effective yields on our newer Agency RMBS investments were offset by higher yields on our Agency and non-Agency CMBS compared to the three and nine months ended September 30, 2009.  In addition, our overall net interest spread for the three months ended September 30, 2010 benefitted by approximately 10 basis points from reductions in premium amortization resulting from slower prepayments on Agency MBS.  In general, new investment opportunities in the current interest rate environment have a lower effective yield than our existing investments.

In 2010 we have raised $43.3 million in common equity capital through the issuance of 4.7 million shares of common stock through our equity placement program.  As of September 30, 2010, there were 1.5 million registered shares remaining on our existing program, and we expect to issue such shares as market conditions permit.  We view our equity placement program as an effective tool for raising capital for the Company.

Our macroeconomic view remains the same as in recent quarters, namely that the yield curve will remain steep and short-term interest rates will remain low. Our challenge for the balance of 2010 and into 2011 will be finding attractive investment alternatives given the lower interest rate, higher priced investment environment.  The mortgage market continues to present challenges to leveraged investors given the uncertainly regarding government policy and potential actions by the Federal Reserve.  Significant refinance friction continues to persist in Agency RMBS and, absent a government-induced refinance wave, we expect voluntary prepayments on Agency RMBS to remain somewhat muted for the foreseeable future despite the near historic low rate environment.  For the remainder of 2010, we expect to continue to add investments to the portfolio, modestly increasing our leverage above the current 3.8 times shareholders’ equity with a goal of maintaining an approximate 60/40 Agency versus non-Agency investment mix.

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

Agency MBS

Activity related to our Agency MBS, which are classified as available-for-sale and carried at fair value, is as follows:

	Nine Months Ended September 30, 2010			Year Ended December 31, 2009
(amounts in thousands)	CMBS	RMBS	Total	CMBS	RMBS	Total
Beginning balance	$–	$594,120	$594,120	$–	$311,576	$311,576
Purchases	106,343	177,722	284,065	–	389,220	389,220
Principal payments	(502)	(178,760)	(179,262)	–	(116,705)	(116,705)
Sales	–	(18,762)	(18,762)	–	–	–
Net unrealized gain (loss)	2,464	(2,298)	166	–	10,457	10,457
Net amortization and other	(270)	(3,214)	(3,484)	–	(428)	(428)
Ending balance	$108,035	$568,808	$676,843	$–	$594,120	$594,120

As of September 30, 2010, approximately 99.2% and 77.9% of our Agency CMBS and Agency RMBS portfolios, respectively, are comprised of Fannie Mae securities, with the remainder being Freddie Mac securities.  The following table presents our Agency MBS portfolio by type of interest rate as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
(amounts in thousands)	Fannie Mae	Freddie Mac	Total	Fannie Mae	Freddie Mac	Total
Hybrid ARMs	$247,141	$97,751	$344,892	$165,893	$129,837	$295,730
ARMs	195,696	28,144	223,840	246,823	51,436	298,259
Fixed rate	107,242	869	108,111	131	─	131
	$550,079	$126,764	$676,843	$412,847	$181,273	$594,120

The fair value as a percentage of par value of our Agency MBS increased to 106.2% as of September 30, 2010 from 104.2% as of December 31, 2009.  As of September 30, 2010, our portfolio of Agency MBS included net unamortized premiums of $28.6 million, or 4.5% of the par value of the securities, compared to net unamortized premiums of $12.9 million, or 2.3% of the par value of the securities, as of December 31, 2009.  The average quarterly prepayment rate realized on our Agency MBS portfolio was 26.3% for the third quarter of 2010 compared to 22.1% for the comparable period of 2009.  Although the average quarterly prepayment rate increased during the second quarter and a portion of the third quarter of 2010 due to delinquent loan buyout programs by Fannie Mae and Freddie Mac, these programs concluded during the third quarter of 2010.  Accordingly, the Company expects the average quarterly prepayment rate for the remainder of 2010 to remain below the recent rate increases, absent other external factors that encourage refinancing activity or other prepayments. Our Agency ARMs and hybrid ARMs have weighted average months-to-reset dates of 5 and 33 months, respectively, as of September 30, 2010.

Please refer to Note 3 of our Condensed Notes to the Unaudited Consolidated Financial Statements for additional information relating to our Agency MBS.

Non-Agency MBS

Activity related to our non-Agency MBS, which are classified as available-for-sale and carried at fair value, is as follows:

	September 30, 2010			December 31, 2009
(amounts in thousands)	CMBS	RMBS	Total	CMBS	RMBS	Total
Beginning balance (1)	$118,127	$5,907	$124,034	$ ─	$6,259	$6,259
Purchases	136,445	11,671	148,116	114,836	─	114,836
Principal payments	(25,393)	(1,711)	(27,104)	─	(511)	(511)
Sales	(31,328)	─	(31,328)	(15,047)	─	(15,047)
Net unrealized gain (loss)	11,990	695	12,685	(1,349)	144	(1,205)
Net (accretion) amortization and other	(1,061)	29	(1,032)	4,763	15	4,778
Ending balance	$208,780	$16,591	$225,371	$103,203	$5,907	$109,110

(1) Included within the CMBS beginning balance for the period ending September 30, 2010 is $14.9 million resulting from the adoption of amendments to ASC Topic 860, effective January 1, 2010, which required us to consolidate the assets and liabilities of a securitization trust in order to remain in compliance with ASC Topic 810.

During the nine months ended September 30, 2010, the Company added to its investments in non-Agency MBS as part of its overall investment strategy of maintaining an approximate 60/40 Agency versus non-Agency investment mix.  The Company will continue to add to its investment positions in non-Agency MBS as part of this investment strategy as it identifies suitable investments with attractive risk-adjusted returns. The increase in non-Agency CMBS since December 31, 2009 is primarily due to purchases of approximately $136.4 million offset by sales of $31.3 million and principal payments of $25.4 million.

The following table presents our non-Agency MBS portfolio grouped by investment rating as of September 30, 2010:

(amounts in thousands)	CMBS	RMBS	Total
AAA	$160,054	$10,043	$170,097
AA	─	234	234
A	43,765	6,098	49,863
Below A/Not rated	4,961	216	5,177
	$208,780	$16,591	$225,371

Our non-Agency MBS portfolio is comprised of approximately 97.3% fixed-rate securities with a combined weighted-average coupon of 6.81%.  Please refer to Note 4 of our Condensed Notes to the Unaudited Consolidated Financial Statements for additional information relating to our non-Agency MBS.

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  Our net basis in these loans at amortized cost, which includes discounts, premiums, deferred costs, and allowance for loan losses, is presented in the following table by the type of property collateralizing the loan.

(amounts in thousands)	September 30, 2010	December 31, 2009
Commercial	$103,721	$150,371
Single-family	57,174	62,100
	$160,895	$212,471

Our securitized commercial mortgage loans have decreased $46.7 million since December 31, 2009 primarily due to principal payments, net of amounts received on defeased loans, of $46.3 million.  We have provided approximately $3.6 million in allowance for loan losses on these commercial mortgage loans as a result of an increase in estimated losses on the commercial loan portfolio.

Our securitized single-family mortgage loans have decreased $4.9 million since December 31, 2009, primarily due to principal payments on the loans of $4.8 million, of which 45.6% were unscheduled.  We have provided approximately $0.3 million in allowance for loan losses on these single-family mortgage loans.  Considerations included in our estimate for losses on our single-family mortgage loans include the age of these loans, pool insurance, and other credit support.

Please refer to Notes 5 and 6 of our Condensed Notes to the Unaudited Consolidated Financial Statements for additional information relating to our securitized mortgage loans and our allowance for loan losses.

Repurchase Agreements

Repurchase agreements increased $106.8 million from December 31, 2009 to September 30, 2010 primarily due to additional borrowings of $688.7 million to finance our purchases of Agency MBS and the redemption of a portion of our securitization financing bonds.  The increase in borrowings is offset by principal payments of $581.4 million.  Please refer to Note 8 of our Condensed Notes to the Unaudited Consolidated Financial Statements as well as the “Liquidity and Capital Resources” section contained within Items 1 and 2, respectively, of this Quarterly Report on Form 10-Q for additional information about our repurchase agreements.

Non-Recourse Collateralized Financing

Non-recourse collateralized financing consists of securitization financing and TALF. The balances in the table below include unpaid principal, premiums, discounts, and deferred costs.

(amounts in thousands)	September 30, 2010	December 31, 2009
TALF:
Fixed, secured by CMBS	$50,631	$	─
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	35,451		119,713
Variable, secured by single-family mortgage loans	21,945		23,368
	$108,027		$143,081

The following table presents the activity related to our securitization financing secured by commercial mortgage loans for the periods indicated:

(amounts in thousands)	September 30, 2010	December 31, 2009
Beginning balance (1)	$134,214	$149,584
Redemption of securitization bonds	(56,959)	─
Principal payments	(41,094)	(28,430)
Net amortization and other	(710)	(1,441)
Ending balance	$35,451	$119,713

(1) Included within the beginning balance for the period ending September 30, 2010 is $14.5 million resulting from the adoption of amendments to ASC Topic 860 effective January 1, 2010, which required us to consolidate the assets and liabilities of a securitization trust in order to remain in compliance with ASC Topic 810.

In August 2010, we redeemed $56.4 million of securitization financing that we issued in 1997 with commercial mortgage loans as collateral, and replaced it with thirty-day repurchase agreement financing.  The effective rate on the redeemed securitization financing of 8.76% was replaced with an effective rate on the repurchase agreement financing of 1.26%, yielding a net interest savings of 7.50%.  If future market conditions are attractive, the Company may redeem part or all of the callable CMBS securitization financing remaining in the 1997 series.

Shareholders’ Equity

Shareholders’ equity increased $56.7 million during the nine months ended September 30, 2010 due to net income to common shareholders of $16.8 million, other comprehensive income of $7.5 million, and an increase in additional paid-in capital of $44.0 million.  Our other comprehensive income resulted from increases of $13.3 million and $0.1 million in the fair value of our non-Agency and Agency MBS, respectively, offset by a $5.9 million decrease in the fair value of our interest rate swap agreements.  The increase in additional paid-in capital primarily resulted from our issuance of 4.7 million shares of our common stock at an average price of $9.44, which resulted in proceeds of $43.3 million, net of issuance costs, as discussed in Note 11 of the Condensed Notes to the Unaudited Consolidated Financial Statements.  These increases in shareholders’ equity were offset by dividends declared on our common and preferred stock of $14.7 million.

Supplemental Investment Information

The tables below summarize the financial condition and net interest income of our investment portfolio by major category for the periods presented:

	As of September 30, 2010
(amounts in thousands)	Asset Carrying Basis	Associated Financing (1)	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$676,843	$(561,217)	$115,626	51.3%
Non-Agency CMBS	208,780	(165,240)	43,540	19.3%
Non-Agency RMBS	16,591	(13,027)	3,564	1.6%
Securitized commercial mortgage loans	103,721	(69,836)	33,885	15.0%
Securitized single-family mortgage loans	57,174	(43,854)	13,320	5.9%
Other investments	1,437	–	1,437	0.6%
Hedging instruments	–	(4,889)	(4,889)	(2.1%)
Cash and cash equivalents	17,194	–	17,194	7.6%
Other assets/other liabilities	10,095	(8,298)	1,797	0.8%
	$1,091,835	$(866,361)	$225,474	100.0%

	As of December 31, 2009
(amounts in thousands)	Asset Carrying Basis	Associated Financing (1)	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$594,120	$(540,586)	$53,534	31.7%
Non-Agency CMBS	103,203	(73,338)	29,865	17.7%
Non-Agency RMBS	5,907	–	5,907	3.5%
Securitized commercial mortgage loans	150,371	(125,770)	24,601	14.6%
Securitized single-family mortgage loans	62,100	(41,716)	20,384	12.1%
Other investments	2,280	–	2,280	1.3%
Hedging instruments	1,008	–	1,008	0.6%
Cash and cash equivalents	30,173	–	30,173	17.9%
Other assets/other liabilities	8,900	(7,899)	1,001	0.6%
	$958,062	$(789,309)	$168,753	100.0%

(1)
Associated financing includes repurchase agreements, securitization financing issued to third parties and TALF financing (the latter two of which are presented on the Company’s balance sheet as “non-recourse collateralized financing”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(amounts in thousands)	Net Interest Income Contribution	Net Interest Income Contribution	Net Interest Income Contribution	Net Interest Income Contribution
Agency MBS	$5,224	$4,882	$14,005	$12,684
Non-Agency CMBS	2,067	–	6,469	–
Non-Agency RMBS	163	154	390	469
Securitized commercial mortgage loans(1)	926	715	2,235	1,453
Securitized single-family mortgage loans(1)	438	539	1,422	2,229
Other investments(1)	13	49	(92)	88
Hedging instruments	(651)	–	(1,698)	–
Cash and cash equivalents	4	4	9	13
Other assets/other liabilities	6	6	19	20
	$8,190	$6,349	$22,759	$16,956

(1)	Equals net interest income after provision for loan losses.

RESULTS OF OPERATIONS

The following discussion of our results of operations includes information from, and should be read in conjunction with, the information presented in the “Summary of Average Balances and Effective Interest Rates” on page 46.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Interest Income – Agency MBS

Interest income on Agency MBS for the three months ended September 30, 2010 is $0.2 million more than for the three months ended September 30, 2009.  Although the average balance of our Agency MBS portfolio increased $43.1 million to $574.4 million for the three months ended September 30, 2010 from $531.3 million for the three months ended September 30, 2009 due to additional purchases, we experienced a 69 basis point decrease in the effective yield to 3.44% for the three months ended September 30, 2010 from 4.13% for the three months ended September 30, 2009.  The decrease in yield was primarily related to a 54 basis point decrease in the average coupon on our Agency MBS portfolio to 4.40% for the three months ended September 30, 2010 from 4.94% for the three months ended September 30, 2009.  The lower average coupon reflects our acquisition of newer Agency MBS with lower rates as well as a decrease in the coupon on certain of our existing Agency MBS as their coupons reset in the current low rate environment.

Our net premium amortization decreased $0.5 million to $0.5 million for the three months ended September 30, 2010 compared to $1.0 million for the three months ended September 30, 2009.  This decrease in net premium amortization is related to a decrease in prepayments we have experienced on our Agency MBS portfolio as well as a reduction in our modeled prepayment speeds.  The reduction in expected future prepayments speeds was made to reflect the recent prepayment activity our portfolio has experienced and our expectation that prepayments will remain muted given the stringent underwriting standards in the mortgage market coupled with the weak real estate market and broader economy.

Interest Income – Non-Agency MBS

Interest income on non-Agency MBS for the three months ended September 30, 2010 is $3.2 million more than for the three months ended September 30, 2009 due to our purchases of $136.4 million of ‘AAA’-rated CMBS and $11.7 million RMBS, which increased the average balance of our non-Agency MBS portfolio $199.0 million to $205.7 million for the three months ended September 30, 2010 from $6.7 million for the three months ended September 30, 2009.

The increase in interest income from the substantial increase in our non-Agency MBS average balance was partially offset by a 261 basis point decrease in the effective yield to 6.67% for the three months ended September 30, 2010 from 9.28% for the comparable period in 2009.  The decrease in yield was primarily related to a 45 basis point decrease in the average coupon on our non-Agency MBS portfolio to 7.16% for the three months ended September 30, 2010 from 7.61% for the three months ended September 30, 2009.  The lower average coupon reflects our acquisition of newer non-Agency MBS with lower rates as well as the resetting of our existing non-Agency MBS at lower rates.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended September 30,
	2010			2009
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Commercial	$1,934	211	2,145	$3,361	$(345)	$3,016
Single-family	640	(37)	603	867	(51)	816
	$2,574	174	$2,748	$4,228	$(396)	$3,832

The majority of the decrease in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding for the three months ended September 30, 2010, which decreased approximately $52.7 million, or 31.9%, compared to the average balance for the three months ended September 30, 2009.  The decrease in the average balance is primarily related to principal payments received of $55.8 million from September 30, 2009 to September 30, 2010, which included both scheduled and unscheduled payments, net of amounts received on defeased loans.  Interest income on securitized commercial mortgage loans also declined as a result of an approximately 90 basis point decrease in the average yield earned on our commercial mortgage loan portfolio to 7.15% for the three months ended September 30, 2010 from 8.05% for the three months ended September 30, 2009.  This 90 basis point decrease in the average yield was primarily related to an increase in non-accrual loans as a percentage of the total loans outstanding due to four additional loans being placed on non-accrual status during the third quarter of 2010 as well as the balance of performing loans declining as a result of principal payments on the loans.

Similarly, the decline in interest income on securitized single-family mortgage loans is also primarily related to the lower average balance of the single family loans outstanding for the three months ended September 30, 2010, which decreased approximately $7.6 million, or 11.4%, compared to the average balance for the three months ended September 30, 2009.  The decrease in the average balance is primarily related to principal payments received of $7.3 million from September 30, 2009 to September 30, 2010, which includes unscheduled payments.  Interest income on single-family mortgage loans also declined as a result of an approximately 86 basis point decrease in the average yield on our single-family mortgage loan portfolio to 3.99% for the three months ended September 30, 2010 from 4.85% for the three months ended September 30, 2009.  The decline in average yield on the securitized single-family mortgage loans is a result of decreases in the indices on which the mortgage loan rates are based, primarily six-month LIBOR.  Average six-month LIBOR decreased to 0.48% for the month of September 2010 from 0.68% for the month of September 2009.

Interest Expense – Repurchase Agreements

The following table summarizes the components of interest expense related to repurchase agreements by the type of securities collateralizing the repurchase agreements.

	Three Months Ended September 30,
(amounts in thousands)	2010	2009
Interest expense:
Repurchase agreements collateralized by Agency MBS	$384	$531
Repurchase agreements collateralized by non-Agency MBS	455	–
Repurchase agreements collateralized by securitization financing bonds	182	137
	1,021	668
Interest expense related to interest rate swap agreements	651	–
	$1,672	$668

The decrease in interest expense on repurchase agreements collateralized by Agency MBS is primarily related to a 14 basis point decrease in the average rate on the repurchase agreements (excluding interest rate swap expense) to 0.29% for the three months ended September 30, 2010 from 0.43% for the three months ended September 30, 2009.  The benefit from the decrease in the average rate of borrowing costs was offset in part by a $30.1 million increase in the average balance of repurchase agreements collateralized by Agency MBS outstanding for the three months ended September 30, 2010 to $516.0 million from $485.9 million for the three months ended September 30, 2009 as we utilized repurchase agreement borrowings to fund a portion of our recent Agency MBS purchases.

Interest expense on repurchase agreements collateralized by non-Agency MBS was $0.5 million for the three months ended September 30, 2010 due to our financing of non-Agency MBS we acquired with repurchase agreements.  We did not finance any of our non-Agency MBS during the quarter ended September 30, 2009.  The average effective rate on the repurchase agreements (excluding interest rate swap expense) was 2.19% for the three months ended September 30, 2010.

The interest expense on repurchase agreements collateralized by securitization financing bonds is $0.2 million for the three months ended September 30, 2010, which is relatively unchanged from the same period in 2009.  Although the average balance of these repurchase agreements increased by approximately $19.5 million, the average effective rate decreased 67 basis points to 1.48% for the three months ended September 30, 2010 from 1.86% for the three months ended September 30, 2009.

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

	Three Months Ended September 30,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by mortgage loans:
Commercial	$857	$72	$929	$2,531	$(852)	$1,679
Single-family	52	21	73	57	33	90
	$909	$93	$1,002	$2,588	$(819)	$1,769

The decrease in interest expense on securitization financing collateralized by commercial mortgage loans is related to a 67.5% decrease in the average balance to $40.2 million for the three months ended September 30, 2010 from $123.7 million for the three months ended September 30, 2009.  We also experienced a $0.9 million decrease in our benefit from bond premium amortization for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The decrease in benefit from bond premium amortization was related to changes in the estimated future cash flows resulting from changes in prepayment expectations on the loans securing the collateralized borrowings.

Interest expense on securitization financing collateralized by single-family mortgage loans decreased primarily due to the decrease in the average balance of $2.8 million to $22.2 million for the three months ended September 30, 2010 from $25.0 million for the three months ended September 30, 2009.  The cost of financing decreased 4 basis points to 1.11% for the three months ended September 30, 2010 from 1.15% for the three months ended September 30, 2009.

	Three Months Ended September 30,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by CMBS:
Securitization financing	$305	$(3)	$302	$–	$–	$–
TALF	349	8	357	–	–	–
	$654	$5	$659	$–	$–	$–

As previously noted, we financed the purchase of ‘AAA’-rated CMBS during the first quarter of 2010 using the TALF financing provided by the New York Federal Reserve.  The TALF financing is non-recourse and fixed at a weighted average rate of 2.73% for a period of three years.

Provision for Loan Losses

Our provision for loan losses for the three months ended September 30, 2010 experienced similar activity to our provision for loan losses for the three months ended September 30, 2009.  During the three months ended September 30, 2010, we added approximately $0.2 million of reserves for estimated losses on our securitized mortgage loan portfolio, all of which was provided for estimated losses on our securitized commercial mortgage loans.  Our securitized commercial mortgage loans included loans with a total unpaid principal balance of $14.4 million which are considered seriously delinquent (past due by 60 or more days).  We did not provide any additional reserves for our portfolio of securitized single-family mortgage loans during the three months ended September 30, 2010, because we believe that our current reserves are sufficient to cover projected losses on our securitized single family mortgage loan.  The Company also recaptured approximately $0.3 million of reserves previously provided for estimated losses on a commercial mortgage loan included in other investments because the loss realized on the liquidation of the property was less than originally estimated.

Fair Value Adjustments, net

Fair value adjustments increased from an unfavorable fair value adjustment of $0.5 million for the three months ended September 30, 2009 to a favorable fair value adjustment of $0.1 million for the three months ended September 30, 2010.  The unfavorable fair value adjustments, net for the three months ended September 30, 2009 was primarily related to an increase in the fair value of a payment agreement under which we were obligated to a joint venture of which we owned less than 50% during that period.  Subsequently, we have purchased the remaining interests of the joint venture, and as such, the payment agreement has been eliminated.

Other Income, net

Other income, net for the three months ended September 30, 2010 increased $0.7 million from the comparable period in 2009.  This increase is primarily due to the write off of net bond premiums related to the redemption of $56.4 million of our commercial securitization financing bonds.

Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009

Interest Income – Agency MBS

In spite of our purchases of approximately $308.7 million of Agency MBS from September 30, 2009 through September 30, 2010, interest income on Agency MBS for the nine months ended September 30, 2010 is only $0.1 million more than interest income on Agency MBS earned for the nine months ended September 30, 2009.  The offset is due to a 73 basis point decrease in the average yield on Agency MBS to 3.57% for the nine months ended September 30, 2010 compared to 4.30% for the nine months ended September 30, 2009.  The decrease in the yield is primarily related to a 54 basis point decrease in the average coupon on our Agency MBS portfolio to 4.50% for the nine months ended September 30, 2010 from 5.04% for the nine months ended September 30, 2009.  The lower average coupon reflects our acquisition of newer Agency securities with lower rates as well as the resetting of our existing Agency ARMs at lower rates.

Although our net premium amortization decreased for the third quarter of 2010 compared to the third quarter of 2009, it increased $1.0 million to $3.3 million for the nine months ended September 30, 2010 compared to $2.3 million for the nine months ended September 30, 2009.  This increase in net premium amortization is related to our acquisition of Agency MBS at higher prices since September 30, 2009.  In addition, the rate at which we amortized our premiums increased as a result of the buyouts of delinquent mortgage loans by Fannie Mae and Freddie Mac during the quarter.  Please refer to the “Trends and Recent Market Impacts” section of the Executive Overview as well as “Liquidity and Capital Resources” for further information regarding these buyouts.

Interest Income – Non-Agency MBS

Interest income on non-Agency MBS for the nine months ended September 30, 2010 is $9.1 million more than for the nine months ended September 30, 2009 due to our purchases of ‘AAA’-rated CMBS.  The average balance of our non-Agency MBS portfolio increased $169.2 million to $175.9 million for the nine months ended September 30, 2010 from $6.8 million for the nine months ended September 30, 2009.

The substantial increase in our non-Agency MBS average balance was offset by a 215 basis point decrease in the effective yield to 7.10% for the nine months ended September 30, 2010 from 9.25% for the comparable period in 2009.  The decrease in yield was primarily related to a 51 basis point decrease in the average coupon on our non-Agency MBS portfolio to 7.09% for the nine months ended September 30, 2010 from 7.60% for the nine months ended September 30, 2009.  The lower average coupon reflects our acquisition of newer non-Agency MBS with lower rates as well as the resetting of our existing non-Agency MBS at lower rates.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Nine Months Ended September 30,
	2010			2009
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Commercial	$7,411	$395	$7,806	$10,343	$(142)	$10,201
Single-family	2,035	(115)	1,920	2,904	33	2,937
	$9,446	$280	$9,726	$13,247	$(109)	$13,138

The majority of the decrease in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding for the nine months ended September 30, 2010, which decreased approximately $34.7 million, or 20.5%, compared to the average balance for the nine months ended September 30, 2009.  The decrease in the average balance is primarily related to principal payments received of $55.8 million from September 30, 2009 to September 30, 2010, which included both scheduled and unscheduled payments, net of amounts received on defeased loans.  Premium amortization on securitized commercial mortgage loans increased to a net benefit of $0.4 million for the nine months ended September 30, 2010 from an expense of $0.1 million for the nine months ended September 30, 2009.

Similarly, the decline in interest income on securitized single-family mortgage loans is related to the lower average balance of the single family loans outstanding for the nine months ended September 30, 2010, which decreased approximately $7.9 million, or 11.7%, compared to the average balance for the nine months ended September 30, 2009.  The decrease in the average balance is primarily related to principal payments received of $7.3 million from September 30, 2009 to September 30, 2010, which includes unscheduled payments.  Interest income on single-family mortgage loans also declined as a result of an approximately 142 basis point decrease in the average yield on our single-family mortgage loan portfolio to 4.19% for the nine months ended September 30, 2010 from 5.61% for the nine months ended September 30, 2009.

Interest Expense – Repurchase Agreements

The following table summarizes the components of interest expense related to repurchase agreements by the type of securities collateralizing the repurchase agreements.

	Nine Months Ended September 30,
(amounts in thousands)	2010	2009
Interest expense:
Repurchase agreements collateralized by Agency MBS	$1,080	$2,260
Repurchase agreements collateralized by non-Agency MBS	1,116	–
Repurchase agreements collateralized by securitization financing bonds	403	301
	2,599	2,561
Interest expense related to interest rate swap agreements:	1,698	–
	$4,297	$2,561

The decrease in interest expense on repurchase agreements collateralized by Agency MBS is primarily related to a 43 basis point decrease in the average rate on the repurchase agreements (excluding interest rate swap expense) to 0.28% for the nine months ended September 30, 2010 from 0.71% for the nine months ended September 30, 2009.  The benefit from the decrease in the average rate of borrowing costs was offset in part by a $90.4 million increase in the average balance of repurchase agreements outstanding to $513.8 million for the nine months ended September 30, 2010 from $423.4 million for the nine months ended September 30, 2009.

Interest expense on repurchase agreements collateralized by non-Agency MBS was $1.1 million for the nine months ended September 30, 2010 due to our financing of non-Agency MBS we acquired with repurchase agreements.  We did not finance any of our non-Agency MBS during the nine months ended September 30, 2009.  The average rate on these repurchase agreements (excluding interest rate swap expense) was 2.14% for the nine months ended September 30, 2010.

The interest expense on repurchase agreements collateralized by securitization financing bonds is $0.1 million more for the nine months ended September 30, 2010 compared to the same period in 2009.  The average balance of these repurchase agreements increased by approximately $15.0 million to $34.2 million for the nine months ended September 30, 2010 as a result of improved pricing on the financed bonds and decreased haircuts being required by our lenders, which enabled us to borrow more under the repurchase agreements.  The average effective rate on these repurchase agreements decreased 52 basis points to 1.57% for the nine months ended September 30, 2010 from 2.09% for the nine months ended September 30, 2009.

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

	Nine Months Ended September 30,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by mortgage loans:
Commercial	$5,571	$(731)	$4,840	$8,354	$(1,191)	$7,163
Single-family	153	69	222	195	97	292
	$5,724	$(662)	$5,062	$8,549	$(1,094)	$7,455

The decrease in interest expense on securitization financing collateralized by commercial mortgage loans is related to a 31.4% decrease in the average balance to $87.3 million for the nine months ended September 30, 2010 from $127.4 million for the nine months ended September 30, 2009.  We also experienced a $0.5 million decrease in our benefit from bond premium amortization for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The decrease in benefit from bond premium amortization was related to changes in the estimated future cash flows resulting from changes in the prepayment expectations on the underlying loans securing the collateralized borrowings

Interest expense on securitization financing collateralized by single-family mortgage loans decreased 24.0% primarily due to a $3.1 million decrease in the average balance to $22.7 million for the nine months ended September 30, 2010 from $25.8 million for the nine months ended September 30, 2009.  The average yield on the securitization financing collateralized by single-family mortgage loans also decreased by 19 basis points to 1.03% for the nine months ended September 30, 2010 from 1.23% for the nine months ended September 30, 2009, because the financing rate is based on the one-month LIBOR rate which averaged 0.28% for the nine months ended September 30, 2010 compared to 0.38% for the comparable period in 2009.

	Nine Months Ended September 30,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by CMBS:
Securitization financing	$870	$(13)	$857	$–	$–	$–
TALF	736	19	755	–	–	–
	$1,606	$6	$1,612	$–	$–	$–

Provision for Loan Losses

During the nine months ended September 30, 2010, we added approximately $0.6 million of reserves for estimated losses on our securitized mortgage loan portfolio, all of which was related to our securitized commercial mortgage loans, compared to $0.5 million during the nine months ended September 30, 2009.  We did not provide any additional reserves for our portfolio of securitized single-family mortgage loans during the nine months ended September 30, 2010, because we believe that our current reserves are sufficient to cover projected losses on our securitized single family mortgage loans.

Other Income, net

Other income, net for the nine months ended September 30, 2010 increased $1.8 million from the nine months ended September 30, 2009.  This increase consists of $0.6 million in bond discounts related to our partial redemption of securitization financing bonds, $0.8 million related to a guarantor’s repayment of certain delinquent commercial mortgage loans as well as the reversal of $0.4 million in valuation impairment.

General and Administrative Expenses

The increase of $0.9 million, or approximately 17.6%, in general and administrative expenses for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009 is primarily due to a $0.3 million increase in salary and benefits expense, a $0.2 million increase in accounting and legal expense, and a $0.2 million increase in consulting expense.  Our increased salary and benefits expense is due to additional stock based compensation expense incurred as a result of the increase in our common stock price as well as additional employees and increased medical expenses.

Summary of Average Balances and Effective Interest Rates

The following tables present the average balances of our interest-earning investment assets and their average effective yields as well as the average balances of our interest-bearing liabilities and their average effective interest rates for the three and nine months ended September 30, 2010.

	Three Months Ended September 30,
	2010		2009
(amounts in thousands)	Average Balance(1)(2)	Effective Yield/Rate(3)	Average Balance(1)(2)	Effective Yield/Rate(3)
Agency MBS
Agency MBS	$574,395	3.44%	$531,280	4.13%
Repurchase agreements	(516,002)	(0.69%)	(485,924)	(0.43%)
Net interest spread		2.75%		3.70%

Non-Agency MBS
Non-Agency MBS	$205,694	6.67%	$6,663	9.28%
Non-recourse collateralized financing	(63,368)	(4.10%)	–	–
Repurchase agreements	(107,744)	(2.19%)	–	–
Net interest spread		3.77%		9.28%

Securitized Mortgage Loans
Securitized mortgage loans	$170,761	6.07%	$231,004	7.13%
Non-recourse collateralized financing (4)	(62,430)	(6.24%)	(148,737)	(6.08%)
Repurchase agreements	(48,809)	(1.48%)	(29,312)	(1.86%)
Net interest spread		1.92%		1.75%

Other investments	$1,501	7.87%	$2,345	8.12%

Total (5)
Interest earning assets	$952,351	4.62%	$771,292	5.09%
Interest bearing liabilities	(798,353)	(1.64%)	663,973	(1.76%)
Net interest spread		2.98%		3.33%

(1)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except proceeds from defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(5)	Cash and cash equivalents are excluded from the table for each period presented.

	Nine Months Ended September 30,
	2010		2009
(amounts in thousands)	Average Balance(1)(2)	Effective Yield/Rate(3)	Average Balance(1)(2)	Effective Yield/Rate(3)
Agency MBS
Agency MBS	$561,415	3.57%	$464,430	4.30%
Repurchase agreements	(513,779)	(0.63%)	(423,360)	(0.72%)
Net interest spread		2.94%		3.58%

Non-Agency MBS
Non-Agency MBS	$175,928	7.10%	$6,774	9.25%
Non-recourse collateralized financing	(49,818	(4.27%)	–	–
Repurchase agreements	(92,718)	(2.14%)	–	–
Net interest spread		4.22%		9.25%

Securitized Mortgage Loans
Securitized mortgage loans	$194,601	6.60%	$237,274	7.38%
Non-recourse collateralized financing (4)	(110,038)	(6.20%)	(153,143)	(6.19%)
Repurchase agreements	(34,203)	(1.57%)	(19,232)	(2.09%)
Net interest spread		1.50%		1.64%

Other investments	$1,848	6.77%	$2,480	9.54%

Total(5)
Interest earning assets	$933,792	4.87%	$710,958	5.39%
Interest bearing liabilities	(800,556)	(1.84%)	(595,735)	(2.17%)
Net interest spread		3.03%		3.22%

(1)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except proceeds from defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(5)	Cash and cash equivalents are excluded from the table for each period presented.

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

Repurchase Agreements

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of repurchase agreement borrowings, we seek to maintain lending arrangements with multiple counterparties.  As of September 30, 2010, we have 16 repurchase agreement lenders, of which we currently have $745.1 million outstanding with 14 of these counterparties at a weighted average borrowing rate of 0.59%.  As of December 31, 2009, we had $638.3 million outstanding with a weighted average borrowing rate of 0.76%.

The following table presents certain quantitative information regarding our short-term borrowings under repurchase agreements for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average balance outstanding	$672,554	$515,236	$640,700	$442,592
Weighted average borrowing rate	0.99%	0.51%	0.90%	0.77%
Maximum balance outstanding	$750,190	$577,476	$750,190	$577,476

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

Because of these requirements, we seek to maintain enough liquidity to meet margin calls.  As of September 30, 2010, we had $92.5 million in unencumbered cash and unpledged Agency MBS.  In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by our active management of our debt-to-equity ratio, which is discussed further below.

When the Company borrows under repurchase agreements or other recourse borrowings subject to margin calls, it generally borrows less than is permitted by its counterparties under their respective master repurchase agreements.  This reduces the number and amount of potential margin calls in the event of a decline in the value of the securities pledged as collateral to the borrowings.

We believe monitoring and maintaining our debt-to-equity ratios is helpful to managing our liquidity.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of 5 to 9 times to our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than 6 times our invested equity capital.

Our repurchase agreement counterparties require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, minimum liquidity, and leverage requirements as well as maintaining our REIT status.  In addition, some of the covenants contain cross default features, whereby default under one agreement simultaneously causes default under another agreement.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status.  We were in compliance with all covenants as of and for the three and nine months ended September 30, 2010.

Over the past nine months, overall conditions in the general credit markets have improved.  However, global credit markets remain fragile, and changes in economic conditions could reduce our repurchase agreement availability.  Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we currently do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders.

Non-recourse Collateralized Financing

Securitization financing is recourse only to the assets pledged as collateral to support the payment of the underlying bonds and is otherwise not recourse to us.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk.  Due to a sizeable principal prepayment made in July using funds from loans held in defeasance, the remaining balance on our fixed-rate securitization bond became subject to redemption by us in accordance with the specific terms of the related indenture.  We used a combination of cash and additional repurchase agreement borrowings to redeem $56.4 million of these bonds during the third quarter of 2010.

As indicated in our Condensed Notes to the Unaudited Consolidated Financial Statements, we utilized TALF financing for a portion of our ‘AAA’ rated CMBS purchases in the first quarter of 2010.  This financing is also recourse only to the assets pledged as collateral and is otherwise non-recourse to us.

Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  Additionally, we have the option of utilizing our NOL carryforwards to offset taxable income, thereby reducing our REIT distribution requirements.  This would allow us to retain capital and increase our liquidity by reducing or eliminating our dividend payout to common shareholders.

Cash Flows for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Operating Activities.  Our operating activities for the nine months ended September 30, 2010 provided $8.3 million more than the comparable period in 2009.  The majority of this increase is due to the increase in net interest income of $6.0 million, which is primarily the result of the larger average balance of our investment portfolio as well as our reduced financing costs.  Both of these factors are discussed in further detail in the “Results of Operations.”

As previously noted in our 2009 Annual Report on Form 10-K, Fannie Mae and Freddie Mac announced in February 2010 their intentions to buy out delinquent loans that are past due 120 days or more from the pool of Agency MBS issued and guaranteed by them.  As discussed in Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements as well as “Executive Overview”, changes in actual and expected prepayments on investments affect the rate at which premiums on those investments are amortized into net interest income.  This spike in prepayments affects not only our net interest income, but also our liquidity as evidenced by our increased margin calls during the second and third quarters of 2010.  Agency MBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency MBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because Agency MBS are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency MBS.  This causes a temporary use of our resources to meet the margin call until we receive the principal payments and interest 20 to 40 days later.  Because the volume of delinquent loan buyouts by Fannie Mae and Freddie Mac is expected to decrease for the remainder of 2010, we expect the frequency of our margin calls to return to more normal levels for the remainder of 2010.

Investing Activities.  Our net cash flows used in investing activities for the nine months ended September 30, 2010 were 52.6% lower than the net cash flows used in investing activities for the same period in 2009.  Although our volume of new investment purchases were 18.5% higher for the nine months ended September 30, 2010 than for the comparable period in 2009, we received $155.0 million more in principal payments on investments.  Of the principal payments we received on our investments during the nine months ended September 30, 2010, 69.3% were related to our Agency securities.  Additionally, we received proceeds of $19.5 million from the sale of Agency MBS and $31.4 million from the sale of non-Agency CMBS.

Financing Activities. For the nine months ended September 30, 2010, we received a net $89.3 million for financing activities compared to a net $244.0 million received for the nine months ended September 30, 2009.  Our net borrowings under repurchase agreements for the nine months ended September 30, 2010 were $164.7 million less than our net borrowings under repurchase agreements during the nine months ended September 30, 2009 because we used cash flows produced by our existing investments as well as $50.7 million of new non-recourse collateralized borrowings in lieu of repurchase agreement financing to purchase a portion of our new investments during 2010.  During the nine months ended September 30, 2009, most of our investment purchases were financed using repurchase agreement borrowings.

During the nine months ended September 30, 2010, we sold 4.7 million shares of our common stock at a weighted average price of $9.44 per share for which we received proceeds of $43.3 million, net of $0.9 million for commissions paid to our sales agent.  The remaining proceeds received from issuance of common stock was related to the issuance and exercise of various stock awards under our stock incentive plans offset by capitalized expenses from stock offerings.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of September 30, 2010:

(amounts in thousands)	Payments due by period
Contractual Obligations: (1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (2)	$745,147	$745,147	$–	$–	$–
Securitization financing (2) (3)	46,030	4,301	7,201	28,154	6,374
TALF financing (2) (3)	50,727	–	50,727	–	–
Operating lease obligations	512	140	332	40	–
Total	$842,416	$749,588	$58,260	$28,194	$6,374

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Such advance amounts are generally repaid in the same month as they are made or shortly thereafter, and so the contractual obligation with respect to these advances is excluded from the above table.  As of September 30, 2010, outstanding servicing advances were $0.2 million compared to $0.3 million as of December 31, 2009.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

FORWARD-LOOKING STATEMENTS

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. All statements contained in this Quarterly Report addressing our future results of operations and operating performance, events, or developments that we expect or anticipate will occur in the future, including, but not limited to, statements relating to investment strategies, changes in net interest income growth, investment performance, earnings or earnings per share growth, the future interest rate environment, future capital raising strategies and activities, economic conditions and outlook, expected impact of hedging transactions,and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “continue,” “should,” “may” or other similar expressions.  Forward-looking statements are based on our current beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  We caution readers not to place undue reliance on these forward-looking statements, which may be based on assumptions and expectations that do not materialize.

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

Prepayments.  Prepayments on our Agency MBS, Non-Agency MBS or securitized mortgage loans may have an adverse impact on our financial performance.  Prepayments are expected to increase during a declining interest rate or flat yield curve environment.  Prepayments also occur in periods of economic stress.  When borrowers default on their loans, we are likely to experience increased liquidations on loans underlying our non-Agency MBS and increased buyouts by Fannie Mae and Freddie Mac of loans underlying our Agency MBS, which results in faster prepayments.  In addition, regulatory changes or other changes in government policy could affect the rate of prepayments of our investments.  Our exposure to rapid prepayments is primarily (i) the faster amortization of premium on our investments and, to the extent applicable, amortization of bond discount, and (ii) the potential replacement of investments in our portfolio with lower yielding investments.

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

Regulatory Changes.  Our businesses as of and during the three months ended September 30, 2010 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations, including the recently enacted Dodd-Frank Act, or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status.  Should we fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

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

Our adjustable-rate investments have interest rates which are predominantly based upon six-month and one-year LIBOR, resets currently ranging from 1 to 58 months, and generally contain periodic or lifetime interest rate caps which often limit the amount by which the interest rate may reset.  Periodic caps on our investments typically range from 1-2% annually, and lifetime caps are typically 5%.  Generally, the interest rates on our borrowings used to finance these assets are based on one-month LIBOR, reset every 30 to 90 days, and will not have periodic or lifetime interest rate caps.  In addition, certain of our securitized mortgage loans have a fixed rate of interest and are financed with borrowings with interest rates that adjust monthly.

The following table presents information about the lifetime and interim interest rate caps on our variable rate Agency MBS portfolio as of September 30, 2010:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	47.9%	1.0%	2.6%
>10.0% to 11.0%	41.4%	2.0%	39.7%
>11.0% to 12.0%	10.7%	5.0%	57.7%
	100.00%		100.00%

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

The interest-rates on our investments and the associated borrowings on these investments as of September 30, 2010 will prospectively reset or expire based on the following time frames (includes interest-rate swaps, but excludes impact of prepayments):

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$443,398	41.5%	$86,082	10.1%

Adjustable-Rate Investments/Obligations:
Less than 3 months	97,602	9.1%	501,818	58.8%
Greater than 3 months and less than 1 year	182,517	17.1%	50,274	5.9%
Greater than 1 year and less than 2 years	136,759	12.8%	100,000	11.7%
Greater than 2 years and less than 3 years	47,221	4.4%	50,000	5.9%
Greater than 3 years and less than 5 years	160,912	15.1%	65,000	7.6%
Total	$1,068,409	100.0%	$853,174	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

The interest rate environment as of September 30, 2010 reflected nearly historic low interest rates.  As of September 30, 2010, one-month LIBOR was 0.26% and the two-year U.S. Treasury rate was 0.43%.  The tables below provide a sensitivity analysis of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet including interest rate swaps) as they existed as of September 30, 2010.  The analysis presented in the first table below shows the estimated impact of instantaneous parallel shifts in interest rates, assuming a static investment portfolio.  The sensitivity analysis presented in the second table below assumes the same instantaneous parallel shift in interest rates as in the first table while also assuming a concurrent instantaneous change in mortgage spreads of 25 and 50 basis points.  The percentage change in market value is based on a LIBOR option-adjusted spread model.

The projections below are heavily dependent upon the assumptions made in modeling the expected cash flows of investments and the associated borrowings and interest rate swaps.  Such assumptions include prepayment speeds and expected credit performance of our investments and the availability of financing over the twenty-four month period.  Further, the tables below assume a static portfolio throughout the projected period and do not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity by the Company.  Changes in our types of investments, changes in future interest rates, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings may cause actual results to differ significantly from the modeled results.  There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that would affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	As of September 30, 2010
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value(2)

+100	(6.4)%	(1.3)%
+50	(2.5)%	(0.6)%
0	–	–
-50	(0.4)%	0.5%
-100	(5.4)%	1.0%
(1)	Includes changes in interest expense from the financings for our investments as well as our interest rate swaps.
(2)	Includes changes in market value of our interest rate swaps, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

The following table presents the expected percentage change in the projected market value of our investments (including interest rate swaps, but excluding our financings because they are not carried at fair value on our balance sheet), as they existed as of September 30, 2010, assuming an instantaneous parallel shift in interest rates and a concurrent instantaneous change in mortgage spreads of 25 and 50 basis points:

Basis Point Change in Interest Rates	Basis Point Change in Mortgage Spreads
	-50	-25	0	+25	+50
+100	(0.4)%	(0.8)%	(1.3)%	(1.8)%	(2.4)%
+50	0.3%	(0.1)%	(0.6)%	(1.2)%	(1.7)%
0	0.9%	0.5%	–	(0.5)%	(1.1)%
-50	1.4%	1.0%	0.5%	(0.0)%	(0.6)%
-100	1.9%	1.5%	1.0%	0.5%	(0.1)%

The above tables are intended to demonstrate our sensitivity to interest rates based on our investments and associated financings and interest rate swap positions as of September 30, 2010.  The impact of changing interest rates on net interest income and market value of our investments can change significantly when interest rates change beyond 100 basis points or if mortgage spreads change beyond 50 basis points from current levels.  In addition, other factors impact the net interest income from and market value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  To mitigate credit risk, certain of our investments, such as Agency MBS and portions of our securitized mortgage loan portfolio, contain a guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.  The following tables present information as of September 30, 2010 and December 31, 2009 with respect to our investments and the amounts guaranteed, if applicable.

	September 30, 2010
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$676,843	$633,746	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	51,203	10,400	American International Group	BBB
Single-family	18,677	18,376	PMI/GEMICO	Caa2
Defeased loans	3,337	3,351	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	52,774	–
Single-family	38,766	–
Non-Agency MBS	225,371	–
Other investments	1,437	–
	1,068,408	665,873

Allowance for loan losses	(3,862)	–

Total investments	$1,064,546	$665,873

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

	December 31, 2009
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$594,120	$566,656	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	59,684	6,359	American International Group	A3
Single-family	20,369	20,029	PMI/GEMICO	Caa2
Defeased loans	17,492	17,588	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	77,130	–
Single-family	42,008	–
Non-Agency MBS	109,110	–
Other investments	2,376	–
	922,289	610,632

Allowance for loan losses	(4,308)	–

Total investments	$917,981	$610,632

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

For our securitized mortgage loans, we also limit our credit risk through the securitization process and the issuance of securitization financing.  The securitization process limits our credit risk as the securitization financing is recourse only to the assets pledged.  Therefore, our risk is limited to the difference between the amount of securitized mortgage loans pledged in excess of the amount of securitization financing outstanding.  This difference is referred to as “overcollateralization.”  For further information see “Supplemental Investment Information” in Item 2 of Part I to this Quarterly Report on Form 10-Q.  The following tables present information for securitized mortgage loans as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$103,721	14	45%	$10,756		13.8%
Single-family mortgage loans	57,174	16	49%	6,246	(2)	11.3%

	As of December 31, 2009
Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$150,371	13	47%	$15,165		9.77%
Single-family mortgage loans	62,100	15	50%	6,284	(2)	9.96%

(1)	Loans contractually delinquent by 30 or more days, which included loans on non-accrual status.
(2)
As of September 30, 2010, approximately $1.9 million of the delinquent single-family loans are pool insured and, of the remaining $4.5 million, $2.5 million of the loans made a payment within the 90 days prior to September 30, 2010. As of December 31, 2009, approximately $1.9 million of the delinquent single-family loans were pool insured and, of the remaining $4.4 million, $1.9 million of the loans made a payment within the 90 days prior to December 31, 2009.

Additionally, the mortgage loans collateralizing our securitized portfolio are typically well-seasoned, thereby lowering our average loan-to-value (“LTV”) ratio and decreasing our risk of loss.

Aside from guaranty of payment and the securitization process, we also attempt to minimize our credit risk by investing in mortgage loans collateralized by multi-family low-income housing tax credit (“LIHTC”) properties, which by nature have a lower risk of default.  Mortgage loans secured by these properties account for 80.7% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Code, as amended. Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low-income families for as much as 90% of the eligible cost basis of the property.  Failure by the borrower to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a mortgage loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits from the borrower.  The potential cost of tax credit recapture has historically provided an incentive to the property owner to support the property during the compliance period, including making debt service payments on the loan if necessary to keep the loan current.

As of September 30, 2010, there were 4 delinquent LIHTC commercial mortgage loans still within their compliance period with a total unpaid principal balance of $8.9 million compared to 10 delinquent LIHTC commercial mortgage loans still within their compliance period with a total unpaid principal balance of $15.3 million as of December 31, 2009.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans as a percent of the total LIHTC commercial loan portfolio as of September 30, 2010 and December 31, 2009.

Months remaining to end of compliance period	September 30, 2010	December 31, 2009
Compliance period already exceeded	42.3%	38.5%
Up to one year remaining	52.8	37.1
Between one and three years remaining	4.9	24.4
Total	100.0%	100.0%

Other efforts to mitigate credit risk include maintaining a risk management function that monitors and oversees the performance of the servicers of the mortgage loans, as well as providing an allowance for loan loss as required by GAAP.

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Regardless of whether an investment is carried at fair value or at historical cost in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments which collateralize a repurchase agreement for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments such as changes in interest rates.  For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio given changes in market interest rates and mortgage spreads.

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

We attempt to mitigate liquidity risk in several ways.  We typically pledge only Agency MBS and ‘AAA’-rated non-Agency MBS to secure our outstanding repurchase agreements because the market value of these investments is not as volatile as lower rated investments, thereby reducing the likelihood of subsequent margin calls.  Additionally, we often pledge collateral with a fair value in excess of the margin required by our counterparties.  We may also utilize any cash and unpledged investments on our balance sheet in order to meet potential margin calls on our repurchase agreements.  We also attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which protects us in the event of a counterparty’s failure to renew existing repurchase agreements either with favorable terms or at all.  As discussed within the “Liquidity and Capital Resources” section, we also manage our debt-to-equity ratio in order to remain within a range which management determines to be risk appropriate given current economic and market conditions

Item 4.	Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of our subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent county property tax receivables for properties located in the County.  In their initial pleadings, the Pentlong plaintiffs (“Pentlong Plaintiffs”)alleged that GLS did not have the right to recover from delinquent taxpayers certain attorney fees, lien docketing, revival, assignment and satisfaction costs, and expenses associated with the original purchase transaction, and interest, in the collection of the property tax receivables pursuant to the Pennsylvania Municipal Claims and Tax Lien Act (the “Act”).  During the course of the litigation, the Pennsylvania State Legislature enacted Act 20 of 2003, which cured many deficiencies in the Act at issue in the Pentlong case, including confirming GLS’ right to collect attorney fees from delinquent taxpayers retroactive back to the date when GLS first purchased the delinquent tax receivables.

Subsequent to the enactment of Act 20, GLS has filed various motions with the Court seeking dismissal of the Pentlong Plaintiffs’ remaining claims regarding GLS’ right to collect reasonable attorneys fees from the named plaintiffs and purported class members; its right to collect lien docketing, revival, assignment and satisfaction costs from delinquent taxpayers; and its practice of charging interest on the first of each month for the entire month.  Subsequently, the plaintiffs abandoned their claims with respect to lien docketing, satisfaction costs, and the issue of interest.  On April 2, 2010, the Court granted GLS’ motion for summary judgment with respect to its right to charge attorney fees and interest in the collection of the receivables, and on August 25, 2010, the Court granted GLS’s motion for summary judgment with respect to lien costs, removing these claims from the Pentlong Plaintiffs’ case.  The Court has indicated that it will undertake arguments over the reasonableness of attorney fees at a later date.  GLS intends to seek decertification of the class at that time as well.

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

We and MERIT Securities Corporation, a subsidiary ("MERIT"), and the former president and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, "Defendants") are defendants in a putative class action brought by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters") in the United States District Court for the Southern District of New York ("District Court"). The original complaint, which was filed on February 7, 2005 alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds ("Bonds"), which are collateralized by manufactured housing loans. After a series of rulings by the District Court and an appeal by us and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against us and MERIT. Teamsters filed an amended complaint on August 6, 2008, which essentially restated the same allegations as the original complaint and added our former president and our current Chief Operating Officer/Chief Financial Officer as defendants. The District Court denied Defendants’ motion to dismiss the amended complaint. Teamsters seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds. We have evaluated the allegations made in the complaint and believe them to be without merit, and we intend to defend ourselves against them vigorously.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.  Risks and uncertainties identified in our Forward Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward Looking Statements” contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
10.9	Dynex Capital, Inc. Performance Bonus Program, as approved August 5, 2010 (incorporated herein by reference to Exhibit 10.9 to Dynex’s Quarterly Report on Form 10-Q filed August 9, 2010).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: November 9, 2010	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)