Form 10-K
period 2010-12-31
DYNEX CAPITAL INC
filed 2011-03-16
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes           ☐           No           ☑

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $120,354,899 based on the closing sales price on the New York Stock Exchange of $9.23.

Common stock outstanding as of March 14, 2011 was 40,265,134 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2011 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2010, are incorporated by reference into Part III.

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”).   We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2010.  See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “the Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

We are an internally-managed real estate investment trust, or REIT, which invests in mortgage assets on a leveraged basis.  Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation.  We seek to provide returns to our shareholders through regular quarterly dividends and through capital appreciation.

  We were formed in 1987 and commenced operations in 1988.  Beginning with our inception through 2000, our operations largely consisted of originating and securitizing various types of loans, principally single-family and commercial mortgage loans and manufactured housing loans.  Since 2000, we have been an investor in MBS (“MBS”), and we are no longer originating or securitizing mortgage loans.

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  Our investment strategy as approved by our Board of Directors is a hybrid-investment strategy that targets higher credit quality, shorter duration investments in Agency MBS and non-Agency MBS.  Investments considered to be of higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less exposure to changes in interest rates.

Agency MBS consist of residential MBS (“RMBS”) and commercial MBS (“CMBS”), which come with a guaranty of payment by the U.S. government or a U.S. government-sponsored entity such as Fannie Mae and Freddie Mac.  Non-Agency MBS (also consisting of RMBS and CMBS) have no such guaranty of payment.  We currently target an overall investment portfolio composition of 50%-70% in Agency MBS with the balance in non-Agency MBS and securitized mortgage loans.  Securitized mortgage loans are loans which were originated and securitized by us during the 1990s.

Agency MBS.  Our Agency RMBS investments consist predominantly of variable rate securities collateralized by adjustable-rate mortgage loans (“ARMs”) and hybrid ARMs.  ARMs have interest rates that generally will adjust at least annually to an increment over a specified interest rate index, such as the London Interbank Offered Rate (“LIBOR”).  Hybrid ARMs are adjustable-rate mortgage loans which have a fixed rate of interest for a specified period (typically three to ten years) and which then reset their interest rates at least annually to an increment over a specified interest rate index identical to ARMs.  Hybrid ARMs within twelve months of the end of their fixed rate periods are considered ARMs.  Mortgage loans underlying ARMs and hybrid ARMs will typically have initial, interim and lifetime caps on interest rate adjustments (interest rate caps), limiting the amount that the rates on these loans may reset in any given period.  Our investment policy allows us to invest in fixed-rate Agency RMBS, such as RMBS collateralized by 15, 20, and 30-year mortgage loans, though we have not invested in these securities in recent years.

Our Agency CMBS are comprised of fixed-rate securities issued primarily by Fannie Mae.  These securities are collateralized by first mortgage loans on multifamily properties that are usually either locked out of prepayment options or have yield maintenance provisions which provide the Company protection against prepayment of the investments.  The prepayment protection is typically for a period of 9.5 years from the origination date of the underlying loan.

Non-Agency MBS.  Non-Agency MBS consist of CMBS collateralized by fixed rate commercial and multifamily first mortgage loans as well as RMBS collateralized by fixed rate and variable rate single-family first mortgage loans.  Most of our investments in non-Agency MBS are in investment-grade rated tranches (i.e., rated at least ‘BBB’ by one of the national recognized statistical ratings organizations).

Other Types of Investments. We have investments in securitized mortgage loans which consist of loans we originated or purchased principally from the period from 1994 through 1998.  We have financed these loans through the issuance of non-recourse bonds pursuant to indentures through wholly-owned limited purpose finance subsidiaries.  Payments received on securitized mortgage loans and reinvestment income earned thereon is used to make payments on the securitization financing bonds.

Operating Policies and Restrictions

Our Board of Directors has approved an Investment and Risk Management Policy which set forth investment and risk limitations for the Company.  This policy is reviewed and changed as necessary on an annual basis.  We also manage our operations and investments to comply with various REIT limitations (as discussed further below in “Federal Income Tax Considerations”) and to avoid qualifying as an investment company as such term is defined in the Investment Company Act of 1940.

Currently, our Investment and Risk Management Policy permits the investment of new capital in Agency MBS and high-quality non-Agency MBS.  In implementing this Policy with respect to non-Agency MBS, we generally limit our purchases to MBS which are rated investment-grade by at least one nationally recognized statistical ratings organization.  We also conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating.  Since 2008 we have purchased predominantly investments rated ‘A’ or better.  In the year ended December 31, 2010, we have added $183.0 million and $11.9 million in non-Agency CMBS and RMBS, respectively, that are rated ‘A’ or higher as of December 31, 2010.  We added these investments as part of our overall investment strategy of maintaining our targeted Agency versus non-Agency investment mix.  The Company will continue to add to its investment positions in non-Agency MBS as part of this investment strategy as it identifies suitable investments with attractive risk-adjusted returns.

The Policy also currently limits the overall leverage of the Company to six times our shareholders’ equity capital and up to ten times our equity capital invested in Agency and non-Agency MBS.  Finally, the Policy provides for limitations on our earnings at risk and our shareholders’ equity at risk due to changes in interest rates, prepayment rates, investment prices and spreads.

Investment Philosophy and Strategy

Our investment philosophy is based on a top-down approach and forms the foundation of our investment strategy.  Our focus is always on the expected risk-adjusted outcome of any investment which, given our use of leverage, must include the terms of financing and the expected liquidity of the investment.  Key points of our investment philosophy and strategy include the following:

•	understanding macroeconomic conditions including the current state of the U.S. and global economies, the regulatory environment, competition for assets, and the availability of financing;
•	sector analysis including understanding absolute returns, relative returns and risk-adjusted returns;
•	security and financing analyses including sensitivity analysis on credit, interest rate volatility, and market value risk; and
•	managing performance and portfolio risks, including interest rate, prepayment, credit, and liquidity.

In executing our investment strategy, we seek to balance the various risks of owning mortgage assets, such as interest rate, credit, prepayment, and liquidity risks, with the earnings opportunity on the investment.  We believe our strategy of investing in Agency and non-Agency mortgage assets provides superior diversification of these risks across our investment portfolio and therefore provides ample opportunities to generate attractive risk-adjusted returns while preserving our shareholders’ capital.

The performance of our investment portfolio will depend on many factors including interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. government, including the U.S. Federal Reserve and/or the Treasury (the “Treasury”).  In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing.  See “Factors that Affect Our Results of Operations and Financial Condition” in Item 7 of this Annual Report on Form 10-K for further discussion.

Financing and Hedging Strategy

We finance our investments through a combination of repurchase agreements and non-recourse collateralized financing such as securitization financing and financing provided by the Federal Reserve Bank of New York under its Term Asset-Backed Securities Loan Facility (“TALF” financing).

Repurchase Agreements.  Repurchase agreement financing is uncommitted short-term financing in which we pledge our MBS as collateral to secure loans made by the repurchase agreement counterparty.  Repurchase agreements generally have terms of 30-90 days, though in some instances longer terms may be available.  The amount borrowed under a repurchase agreement is usually limited by the lender to a percentage of the estimated market value of the pledged collateral, which is currently up to 95% of the estimated market value for Agency MBS and up to 90% for non-Agency MBS.  The difference between the market value of the pledged MBS collateral and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing.

   Repurchase agreements carry a rate of interest which is usually based on a spread to LIBOR.  Interest rates are fixed for the term of the agreement.  If the fair value of the MBS pledged as collateral declines, lenders may require that we pledge additional assets by initiating a margin call.  Our pledged collateral fluctuates in value primarily due to principal payments and changes in market interest rates and spreads, prevailing market yields, actual or anticipated prepayment speeds and other market conditions.  Lenders may also initiate margin calls during periods of market stress.  If we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell the collateral pledged.  We will set aside securities and/or cash in order to lower our overall debt to equity ratio and to maintain financial flexibility to meet margin calls from our lenders.

Repurchase agreement financing is provided principally by major financial institutions and major broker-dealers.  A significant source of liquidity for the repurchase agreement market is money market funds which provide collateral-based lending to the financial institutions and broker-dealer community that, in turn, is provided to the repurchase agreement market.  In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders.  We currently have repurchase agreements with 20 lenders, 14 of which we have borrowings outstanding as of December 31, 2010.

Securitization and TALF Financing.  We have utilized securitization and TALF financing to finance securitized mortgage loans and certain MBS.  As noted above, securitization financing is term financing collateralized by securitized mortgage loans and is non-recourse to us.  Each series of securitization financing may consist of various classes of bonds at either fixed or variable rates of interest and having varying repayment terms.  Payments received on securitized mortgage loans and reinvestment income earned thereon is used to make payments on the securitization financing bonds.  TALF financing was issued by the Federal Reserve Bank of New York and is non-recourse to us.   It provides for a fixed rate of interest to finance non-Agency CMBS for a period of up to 3 years.

Hedging Strategy.  Our hedging strategy is designed to reduce the impact on our income and shareholders’ equity caused by the adverse effects of changes in interest rates.   Generally in a period of rising rates our net income may be negatively impacted from our borrowing costs increasing faster than income on our assets, and our shareholders’ equity may decline as a result of declining market values of our MBS.  In hedging the risk to changes in interest rates, we will principally utilize interest rate swap agreements, but may also utilize interest rate cap or floor agreements, futures contracts, put and call options on securities or securities underlying futures contracts, or forward rate agreements.

As of December 31, 2010 we have only interest rate swap agreements outstanding.  Typically in an interest rate swap transaction, we will pay an agreed upon fixed rate of interest determined at the time of entering into the agreement for a period typically between two and five years while receiving interest based on a floating rate such as LIBOR.  We intend to comply with REIT and tax limitations on our hedging instruments and also intend to limit our use of hedging instruments to only those described above.  We also intend to enter into hedging transactions only with counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency.

Competition

The financial services industry is a highly competitive market in which we compete with a number of institutions.  In purchasing investments and obtaining financing, we compete with other mortgage REITs, investment banking firms, mutual funds, banks, hedge funds, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do.  Increased competition in the market may reduce the available supply of investments and may drive prices of investments to unacceptable levels.  In addition, competition could reduce the availability of borrowing capacity at our repurchase agreement counterparties.

FEDERAL INCOME TAX CONSIDERATIONS

As a REIT, we are required to abide by certain requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The REIT rules generally require that a REIT invest primarily in real estate-related assets, that our activities be passive rather than active and that we distribute annually to our shareholders substantially all of our taxable income, after certain deductions, including deductions for NOL (“NOL”) carryforward.  We could be subject to income tax if we failed to satisfy those requirements.  We use the calendar year for both tax and financial reporting purposes.

There may be differences between taxable income and income computed in accordance with U.S. generally accepted accounting principles (“GAAP”).  These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes.  We had an NOL carryforward of approximately $147.1 million as of December 31, 2009, which expire principally in 2020.

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

We also have a taxable REIT subsidiary (“TRS”), which had a NOL carryforward of approximately $4.2 million as of December 31, 2009. As we have not yet completed our 2010 tax return, we do not know the balance of this NOL carryforward as of December 31, 2010.  The TRS has limited operations, and, accordingly, we have established a full valuation allowance for the related deferred tax asset.

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

EMPLOYEES

As of December 31, 2010, we have 15 employees and one corporate office in Glen Allen, Virginia.  We believe our relationship with our employees is good.  None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Executive Officers of the Registrant

Name (Age)	Current Title	Business Experience
Thomas B. Akin (58)	Chairman of the Board and Chief Executive Officer	Chief Executive Officer since February 2008; Chairman of the Board since 2003; managing general partner of Talkot Capital, LLC since 1995.
Stephen J. Benedetti (48)	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Executive Vice President and Chief Operating Officer since November 2005; Executive Vice President and Chief Financial Officer from September 2001 to November 2005 and beginning again in February 2008.

Byron L. Boston (52)	Chief Investment Officer
Chief Investment Officer since April 2008; President of Boston Consulting Group from November 2006 to April 2008; Vice Chairman and Executive Vice President of Sunset Financial Resources, Inc. from January 2004 to October 2006.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Copies of these reports, proxy statements, and other information can be read and copied at:

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

Our website can be found at www.dynexcapital.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Page Number
Risks Related to Our Business	6
Risks Related to Regulatory and Legal Requirements	18
Risks Related to Owning Our Stock	22

Risks Related to Our Business

The success of our business model depends on our ability to access to the credit markets to finance our investments.  Failure to access credit markets on reasonable terms, or at all, could adversely affect our profitability and may, in turn, negatively affect the market price of shares of our common stock.

We depend heavily upon the availability of adequate funding for our investment activities.  Our access to financing depends upon a number of factors, over which we have little or no control, including:

-	general market and economic conditions;
-	the actual or perceived financial condition of credit market participants including banks, broker-dealers, hedge funds, and money-market funds, among others;
-	the impact of governmental policies and/or regulations on institutions with respect to activities in the credit markets;

-	market perception of quality and liquidity of the type of assets in which we invest; and
-	market perception of our financial strength, our growth potential and the quality of assets specific to our portfolio.

The credit markets in 2008 and 2009 experienced extreme volatility, resulting in diminished financing capacity for mortgage securities.  This period of volatility demonstrated that general market conditions and the perceived effect on market participants can severely restrict the flow of capital to the credit markets.  Many participants in the credit markets were negatively impacted (such as Bear Stearns and Lehman Brothers), resulting in a meaningful reduction in the amount of liquidity available for participants.  These events led to adverse impacts on the values of fixed income securities.  If such an event were to occur again, lenders may be unwilling or unable to provide financing for our investments or may be willing to provide financing only at much higher rates.  This may impact our profitability by increasing our borrowing costs or by forcing us to sell assets.

We invest in securities where the timely receipt of principal and interest is guaranteed by Fannie Mae and Freddie Mac.  Both Fannie Mae and Freddie Mac are currently under federal conservatorship, and the Treasury has committed to purchasing preferred stock from each of these entities in order to ensure their adequate capitalization.  The conservatorship of Fannie Mae and Freddie Mac, their reliance upon the U.S. government for solvency, and related efforts that may significantly affect Fannie Mae and Freddie Mac and their relationship with the U.S. government may adversely affect our business, operations and financial condition.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability, without the direct support of the U.S. government, to withstand future credit losses associated with securities held in their investment portfolios or with respect to which they provide guarantees, Congress passed the Housing and Economic Recovery Act of 2008, or the HERA. Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac. On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency MBS. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of their shareholders, directors, and officers and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and Fannie Mae and Freddie Mac have entered into Preferred Stock Purchase Agreements (“PSPAs”) pursuant to which the Treasury has ensured that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the Treasury amended the terms of the PSPAs to remove the $200 billion per institution limit established under the PSPAs until the end of 2012. The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

In addition, in 2008 the Federal Reserve established a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Bank and $500 billion in Agency MBS. The Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, and were meant to support housing markets and foster improved conditions in financial markets more generally. While the Federal Reserve terminated this program in 2010, the FHFA reported that through January 2010, the Federal Reserve had purchased $1.03 trillion net of Agency MBS.

The problems faced by Fannie Mae and Freddie Mac resulting in their placement into federal conservatorship and receipt of significant U.S. government support have sparked debate among some federal policy makers regarding the continued role of the U.S. government in providing liquidity for mortgage loans and Agency MBS. With Fannie Mae’s and Freddie Mac’s future under debate, the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency

MBS and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac are eliminated, or their structures change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS. A reduction in the supply of Agency MBS could negatively affect the pricing of these securities by reducing the spread between the interest we earn on our portfolio of Agency MBS and our cost of financing that portfolio.

Although the Treasury has committed capital to Fannie Mae and Freddie Mac through 2012, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency MBS, and tightening the spread between the interest we earn on our Agency MBS and the cost of financing those assets.

In addition, our existing Agency MBS could be materially and adversely impacted. We rely on our Agency MBS as collateral for our financings under our repurchase agreements. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.

Future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. government, including those that result in their winding down, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such policies could increase the risk of loss on investments in Agency MBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such policies could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our business, operations and financial condition.

The potential limitation or wind-down of the role Fannie Mae and Freddie Mac play in the MBS market may adversely affect our business, operations and financial condition.

On February 11, 2011, the Treasury issued a White Paper titled “Reforming America's Housing Finance Market” (or the White Paper) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies emanating from the White Paper may impact the MBS market and our business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper on our business and our financial position and results of operations.

The Treasury and the Federal Reserve Bank of New York own substantial amounts of fixed-rate Agency MBS as a result of their efforts to stabilize the financial system and the housing market after the credit crisis of 2008.  As of February 16, 2011, the Federal Reserve Bank of New York owns $958 billion in Agency MBS.  If the Treasury or Federal Reserve Bank of New York were to sell these assets into the market in material amounts, the prices of all Agency MBS could be materially impacted.

In an effort to support the U.S. housing market, the Treasury and Federal Reserve have become substantial buyers of fixed-rate Agency MBS, primarily 15- and 30-year Agency RMBS.  The ultimate disposition of these Agency MBS by the Treasury and the Federal Reserve is not yet known, but if either of these entities began to sell Agency MBS in material amounts, price volatility in all Agency MBS could occur.  In such a case, it is likely that prices could decline which would cause our shareholders’ equity to decline and could result in margin calls by our lenders for Agency MBS that are pledged as collateral for repurchase agreements.  If declines in prices are substantial, this could force us to sell assets at a loss or at an otherwise inopportune time in order to meet margin calls or repay lenders.

Mortgage loan modification programs and future legislative action may adversely affect the value of and the return on the single-family loans and securities in which we invest.

The U.S. government, through the Federal Reserve, the Federal Housing Administration (or the FHA) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (or HAMP), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (or H4H Program), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125 percent without new mortgage insurance.  HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Loan modifications such as these could result in our ultimately receiving less than we are contractually due in the case of our securitized single-family mortgage loans and could cause the fair value of our non-Agency RMBS to decline.  Additionally, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on our non-Agency RMBS.  These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our securitized single-family mortgage loans and non-Agency RMBS.

Changes in prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and subject us to reinvestment risk.

Our investments subject us to prepayment risk to the extent that we own these investments at premiums to their par value.  In the case of Agency RMBS, we own these assets at a weighted average premium to par of 5.1% and in the case of Agency CMBS, we own these securities at a weighted average premium to par of 9.8%.  Prepayments by borrowers of principal on the loans underlying our investments impact the amortization of premiums under the effective yield method of accounting in accordance with GAAP.  Under the effective yield method of accounting, we recognize yields on our assets based on assumptions regarding future cash flows.  Variations in actual cash flows from those assumed as a result of prepayments and subsequent changes in future cash flow expectations will cause adjustments in yields on assets which could contribute to volatility in our future results.   For example, if we experience actual prepayments in excess of forecasts or increase our expectations of future prepayment activity, we will amortize premiums on investments on an accelerated basis which may adversely affect our profitability.  We use a third-party prepayment modeling service to help us estimate future prepayments on our investments.

Prepayments occur on both a voluntary or involuntary basis.  Voluntary prepayments tend to increase when interest rates are declining or, in the case of hybrid ARMs or ARMs, based on the shape of the yield curve as discussed further below.  However, the actual level of prepayments will be impacted by economic and market conditions, including loan-to-value and income documentation requirements.  Involuntary prepayments tend to increase when the yield curve is steep, evidencing economic stress and increasing delinquencies on the underlying loans.  Involuntary prepayments occur for all of our investment types, including Agency RMBS and CMBS and non-Agency RMBS and CMBS.

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

Fannie Mae and Freddie Mac are actively purchasing delinquent single-family mortgage loans from Agency MBS pools which may impact the prepayments on our Agency MBS.

Under current policies, Fannie Mae and Freddie Mac are obligated to buy out seriously delinquent loans from an Agency MBS pool if the loan has been seriously delinquent for 24 months, if the loan has been permanently modified, or if a foreclosure or short sale has occurred on the property.  Otherwise, Fannie Mae and Freddie Mac have the right, but not the obligation, to buy out delinquent loans in Agency MBS pools before the 24 month period.  Fannie Mae and Freddie Mac have an obligation to advance principal and interest on delinquent loans to the holders of the Agency RMBS if such loans have not been bought out of the Agency RMBS pool.  In the past, despite the requirement to continue to advance principal and interest, Fannie Mae and Freddie Mac have not exercised their right to actively buy out delinquent loans from Agency MBS pools because such buy-outs required an immediate write-down in the balance of the loans in their GAAP financial statements (and therefore a capital charge).  However, beginning in 2010, in response to changes in GAAP, Fannie Mae and Freddie Mac began purchasing loans that are currently past due 120 days or more from Agency RMBS pools.  These delinquent loan buy-outs have caused accelerated amortization of premiums on our Agency RMBS and may continue to do so in the future.  Further, Fannie Mae or Freddie Mac could change their delinquent loan purchase activity in the future, which could impact prepayments on our Agency RMBS.

The Treasury and Congress continue to seek ways to support the U.S. housing market, including seeking ways to make it easier to refinance delinquent  single-family mortgage loans and loans where the borrower may have negative equity.  Since we own our Agency RMBS at premiums to their par balance, if such an event were to occur, we could incur substantial losses on our Agency RMBS.

Though no actions have been taken to date, the Treasury and U.S. Congress continue to explore ways to further support the U.S. housing market including a mass refinance of loans which are included in securities guaranteed by Fannie Mae and Freddie Mac.  Many of our Agency RMBS which we own at premiums to their par balance are collateralized by mortgage loans whose coupons exceed current market interest rates.  Despite being economically incented to, the borrowers have not refinanced their loans most likely because they have limited or negative equity in their homes or they have impaired credit (e.g., their current FICO score would not qualify for a new loan or they are unemployed).  If the Treasury or U.S. Congress were successful in creating a program where these borrowers could refinance their loans, it is likely that many of these borrowers would do so, resulting in the prepayment of the loans.  In such an event, we would incur losses on those Agency RMBS that we own at a premium (equal to the excess of the premium paid on the RMBS versus its principal balance) and could experience significant volatility in Agency RMBS fair values.  Such volatility could lead to margin calls from our repurchase agreement lenders and could force us to sell these securities at a loss.

A flat or inverted yield curve may adversely affect prepayment rates and supply of hybrid ARMs and ARMs.

When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.”  When short-term interest rates increase and exceed long-term interest rates, the yield curve is said to be “inverted”.  When this flattening or inversion occurs, borrowers have an incentive to refinance into fixed-rate mortgages, or hybrid ARMs with longer initial fixed rate periods, which could cause our investments to experience faster levels of prepayments than expected.  As noted above, increases in prepayments on our investments would cause our premium amortization to accelerate, lowering the yield on such assets and decreasing our net interest income.  In addition, a decrease in the supply of hybrid ARMs and ARMs will decrease the supply of securities collateralized by these types of loans, which could force us to change our investment strategy.

A decrease or lack of liquidity in our investments may adversely affect our business, including our ability to value and sell our assets.

We invest in securities that are not publicly traded in liquid markets.  Though Agency MBS are generally deemed to be a very liquid security, turbulent market conditions in the past have at times significantly and negatively impacted the liquidity of these assets.   This has resulted in periods of reduced pricing for the Agency MBS from our repurchase agreement lenders.  In some extreme cases, financing might not be available for certain Agency MBS.  Generally our lenders will value Agency MBS based on liquidation value in periods of significant market volatility.

With respect to non-Agency securities, such securities typically experience greater price volatility than Agency MBS as there is no guaranty of payment by Fannie Mae and Freddie Mac, and they generally can be more difficult to value.  In addition, third-party pricing for non-Agency securities and CMBS may be more subjective than for Agency MBS.  As such, non-Agency securities and CMBS are typically less liquid than Agency MBS and are subject to a greater risk of repurchase agreement financing not being available, market value reductions, and/or lower advance rates and higher costs from lenders.

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

Repurchase agreements are uncommitted financings and changes to the availability and terms of such financing may adversely affect our profitability and result in losses and/or reduced cash available for distribution to our shareholders.

Repurchase agreements are uncommitted financings from lenders with an average term of ninety days or less.  We use repurchase agreements to finance a substantial portion of our investment portfolio and our earnings are heavily influenced by the cost of our repurchase agreements.  Since we rely heavily on borrowings under repurchase agreements to finance certain of our investments, our ability to achieve our investment and profitability objectives depends on our ability to borrow in sufficient amounts and on favorable terms and to renew or replace maturing borrowings on a continuous basis.   Our ability to access repurchase agreement financing could be impacted in times of market stress or if we or our lenders suffer financial stress or if the liquidity of securities pledged as collateral is reduced in any meaningful way.  If we are not able to renew or replace maturing borrowings, we could be forced to sell some of our assets, potentially under adverse circumstances, which would adversely affect our profitability.  In addition, if the terms on which we borrow change in a meaningful way, our profitability may be impacted which could reduce distributions to our shareholders.

In addition, if repurchase agreement financing were not available or if it were not available on reasonable terms, we could implement a strategy of reducing our leverage by selling assets or not replacing MBS as they amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action would likely reduce interest income, interest expense and net income, the extent of which would depend on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

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

Repurchase agreement transactions are legally structured as the sale of a security to a lender in return for cash from the lender.  These transactions are accounted for as financing agreements because the lenders are obligated to resell the same securities back to us at the end of the transaction term.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities, if the lender defaults on its obligation to resell the same securities back to us, we would incur a loss on the transaction equal to the difference between the value of the securities sold and the amount borrowed from the lender.  Further, if we default on one of our obligations under a repurchase agreement, the lender can terminate the transaction, sell the underlying collateral and cease entering into any other repurchase transactions with us.  Any losses we incur on our repurchase transactions could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

A decline in the market value of our assets may cause our book value to decline and may result in margin calls that may force us to sell assets under adverse market conditions.

The market value of our assets is generally determined by the marketplace on a spread to the Treasury and or LIBOR swap interest rate curves and generally will move inversely to changes in interest rates (i.e., as Treasury and/or LIBOR rates increase, the value of our investments will decrease).  The movement of the Treasury and LIBOR swap curves can result from a variety of factors, including but not limited to factors such as Federal Reserve policy, market inflation expectations, and market perceptions of risk.  In particular, in periods of high volatility, spreads on our investments to the respective interest rate curve may increase which would have the same consequence for the value of our assets as if the underlying interest rate curve had increased.  As most of our investments are considered available for sale under GAAP and are therefore carried at fair value in our financial statements, the decline in value would cause our shareholders’ equity to correspondingly decline.

In addition, since we utilize recourse collateralized financing such as repurchase agreements, a decline in the market value of our investments may limit our ability to borrow against these assets or result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash.  Posting additional collateral or cash to support our borrowings would reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.  As a result, we could be forced to sell some of our assets in order to maintain liquidity.  Forced sales typically result in lower sales prices than do market sales made in the normal course of business.  If our investments were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

Our ownership of securitized mortgage loans subjects us to credit risk and, although we provide for an allowance for loan losses on these loans as required under GAAP, the loss reserves are based on estimates.  As a result, actual losses incurred may be larger than our reserves, requiring us to provide additional reserves, which would impact our financial position and results of operations.

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

We invest in commercial mortgage loans and CMBS collateralized by commercial mortgage loans which are secured by income producing properties.  Such loans are typically made to single-asset entities and the repayment of the loan is dependent principally on the performance and value of the underlying property.  The volatility of certain mortgaged property values may adversely affect our commercial mortgage loans and CMBS.

Our commercial mortgage loans and CMBS are secured by multifamily and commercial property and are subject to risks of delinquency, foreclosure, and loss that are greater than similar risks associated with loans secured by single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, and acts of God, terrorism, social unrest and civil disturbances.

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

Guarantors may fail to perform on their obligations to our securitization trusts, which could result in additional losses to us.

In certain instances we have guaranty of payment on commercial and single-family mortgage loans pledged to securitization trusts (See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”).  These guarantors have reported substantial losses since 2007, eroding their respective capital base and potentially impacting their ability to make payments where required.  Generally the guarantors will only make payment in the event of the default and liquidation of the collateral supporting the loan.  If these guarantors fail to make payment, we may experience losses on the loans that we otherwise would not have experienced.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations. We also rely on corporate trustees to act on behalf of us and other holders of securities in enforcing our rights.

Our loans and loans underlying non-Agency securities we own are serviced by third-party service providers. Should a servicer experience financial difficulties, it may not be able to perform these obligations. Servicers who have sought bankruptcy protection may, due to application of provisions of bankruptcy law, not be required to make advance payments to us of amounts due from loan obligors. Even if a servicer were able to advance amounts in respect of delinquent loans, its obligation to make the advances may be limited to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans. In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons. Servicers may not advance funds to us that would ordinarily be due because of errors, miscalculations, or other reasons. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures, which our servicers may fail to provide. In the current economic environment, many servicers are experiencing higher volumes of delinquent loans than they have in the past and, as a result, there is a risk that their operational infrastructures cannot properly process this increased volume. A substantial increase in our delinquency rate resulting from improper servicing or loan performance in general may result in credit losses.

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

Rating agencies rate securities based upon their assessment of the safety of the receipt of principal and interest payments on the securities. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. We attempt to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information that we have obtained about the loans underlying the security and the credit subordination structure of the security. Despite these efforts, our assessment of the quality of an investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

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

Fluctuations in interest rates impact us in a number of ways.  For example, as more fully explained below, in a period of rising rates, we may experience a decline in our profitability from borrowing rates increasing faster than our assets reset or from our investments adjusting less frequently or relative to a different index (e.g., one-year LIBOR) from our borrowings (which are typically based on one-month LIBOR).  We may also experience a reduction in the market value of our Agency MBS and non-Agency MBS as a result of higher yield requirements for these types of securities by the market.  In a period of declining interest rates, we may experience increasing prepayments resulting in reduced profitability and returns of our capital in lower yielding investments as discussed elsewhere.

Many of our investments are financed with borrowings which have shorter maturity or interest-reset terms than the associated investment.  In addition, both our Agency and non-Agency CMBS are fixed-rate, and a significant portion of our Agency RMBS have a fixed rate of interest for a certain period of time and then reset semi-annually or annually based on an index such as the six-month or one-year LIBOR or one-year CMT.  These securities are financed with repurchase agreements which bear interest based predominantly on one-month LIBOR, and generally have initial maturities between 30 and 90 days.  In a period of rising rates our borrowings will typically increase in rate faster than our assets may reset resulting in a reduction in our net interest income.  The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and period over which interest rates increase.

Additionally, increases in interest rates may negatively affect the market value of our securities.  In some instances increases in short-term rates are rapid enough that short-term rates equal or exceed medium/long-term rates resulting in a flat or inverted yield curve. Any fixed-rate or hybrid ARM investments will generally be more negatively affected by these increases than securities whose interest-rate periodically adjusts. For those securities that we carry at estimated market value in our financial statements, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of these securities.  In addition, as mentioned elsewhere in these Risk Factors, reductions in market value of our securities could result in margin calls from our lenders and could result in our being forced to sell securities at a loss.

Interest rate caps on the adjustable-rate mortgage loans collateralizing our investments may adversely affect our profitability if interest rates increase.

The coupons earned on ARMs adjust over time as interest rates change.  The level of adjustment on the interest rates on ARMs is limited by contract and is based on the limitations of the underlying adjustable- rate mortgage loans.  Such loans typically have interim and lifetime interest rate caps which limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates can adjust during any given period.  Lifetime interest rate caps limit the amount interest rates can increase from inception through maturity of a particular loan. The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our ARMs.  These repurchase transactions are not subject to interim and lifetime interest rate caps.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the adjustable-rate mortgage loans collateralizing our ARMs could be limited due to interim or lifetime interest rate caps.

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

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with GAAP to reflect changes in fair value, and downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity and book value; and

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

During 2010 we declared $0.98 per common share in dividends to our common shareholders.  Given our ability to offset most of our taxable income with our NOL carryforward, we may not be required to distribute any of our taxable income to common shareholders in order to maintain our REIT status.  Our Board of Directors reviews the status of our common dividend on a quarterly basis.  We may change our dividend strategy in the future and elect to retain all or a greater portion of our earnings by using our NOL carryforward.

Competition may prevent us from acquiring new investments at favorable yields, and we may not be able to achieve our investment objectives which may potentially have a negative impact on our profitability.

Our net income will largely depend on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs.  The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in the residential real estate lending market depends on various factors, including interest rates, regional and national economic conditions and real estate values.  In acquiring investments, we may compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, savings and loans, insurance companies, mutual funds, and other entities that purchase assets similar to ours, many of which have greater financial resources than we do.  As a result of all of these factors, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

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

In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, calls, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our securities can be called by the issuer (which means it is effectively sold by us). Principal payments and calls reduce the size of our portfolio and generate cash for us. We may also sell assets from time to time as part of our portfolio management and capital recycling strategies.

If the assets we acquire in the future earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down, are called, or are sold.

We are dependent on information systems and systems’ failures could significantly disrupt our business.

Our business is highly dependent on our communications and information systems.  Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operation and performance.

Loss of key management could result in material adverse effects on our business.

We are dependent to a significant extent on the continued services of our executive management team.  Our executive officers consist of Thomas Akin, our Chairman and Chief Executive Officer, Byron Boston, our Chief Investment Officer, and Stephen Benedetti, our Chief Operating Officer and Chief Financial Officer.  The loss of one or more of Messrs. Akin, Boston or Benedetti could have an adverse effect on our business, financial condition, liquidity, and results of operations regardless of the existence of any current or future key man insurance policies.

Our Chairman and Chief Executive Officer devotes a portion of his time to another company in a capacity that could create conflicts of interest that may harm our investment opportunities; this lack of a full-time commitment could also harm our operating results.

Our Chairman and Chief Executive Officer, Thomas Akin, is the managing general partner of Talkot Capital, LLC, where he devotes a portion of his time. Talkot Capital invests in both private and public companies, including investments in common and preferred stocks of other public mortgage REITs.  Mr. Akin’s activities with respect to Talkot Capital results in his spending only a portion of his time and effort on managing our activities, as he is under no contractual obligation which mandates that he devote a minimum amount of time to our company.  Since he is not fully focused on us at all times, this may harm our overall management and operating results.  In addition, though the investment strategy and activities of Talkot Capital are not directly related to us, Mr. Akin’s activities with respect to Talkot Capital may create conflicts.  Our corporate governance policies include formal notification policies with respect to potential issues of conflict of interest for competing business opportunities.  Compliance by Mr. Akin, and all employees, is closely monitored by our Chief Financial Officer and Board of Directors.  Nonetheless, Mr. Akin’s activities with respect to Talkot Capital could create conflicts of interest.

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

•	Compliance with the REIT income and asset requirements may limit the type or extent of hedging that we can undertake.

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

•
Notwithstanding our NOL carryforward, meeting minimum REIT dividend distribution requirements could reduce our liquidity.  Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

•	Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source.

If we do not qualify as a REIT or fail to remain qualified as a REIT, we may be subject to tax as a regular corporation and could face a tax liability, which would reduce the amount of cash available for distribution to our shareholders.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, after consideration of our NOL carryforward but not considering any dividends paid to our shareholders during the respective tax year.  If we could not otherwise offset this taxable income with our NOL carryforward, the resulting corporate tax liability could be material to our results and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock.  Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

We have a tax NOL carryforward that we have used to partially offset our REIT distribution requirements.  If we incur an ownership shift pursuant to Section 382 of the Code our use of the tax NOL carryforward would be limited in the future.  Further, if we had previously inadvertently incurred an ownership shift pursuant to Section 382 and continued to utilize the NOL on an unlimited basis, we may have failed to meet the distribution requirements of a REIT and therefore we could lose our REIT status.

Our tax NOL carryforward allows us to offset the distribution requirements of a REIT and retain some or all of our tax earnings.  Section 382 of the Code limits the amount of NOL that could be used to offset this distribution requirement, after an “ownership shift” occurs.  A Section 382 ownership shift generally occurs if one or more shareholders who own at least 5% of our stock, or certain groups of shareholders, increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.  While we believe we have complied with Section 382, if we inadvertently incurred an ownership shift under Section 382, the use of the NOL could have been limited and we may have utilized more of the NOL than we otherwise may have been allowed.  In such an instance we may be required to pay taxes, penalties and interest on the excess amount of NOL used, or we may be required to declare a deficiency dividend to our shareholders for the excess amount.  In addition as a result of our failure to comply with the REIT distribution requirements, we may fail to qualify as a REIT.

Even if we have complied with Section 382 in the past, we may incur an ownership shift under Section 382 in the future, in which case the use of our NOL could be limited.  Future issuances or sales of our common stock (including transactions involving our common stock that are out of our control) could result in an ownership shift under Section 382.  If an ownership shift occurs, Section 382 would impose an annual limit on the amount of pre-ownership shift NOLs and other losses we could use to reduce our taxable income.

Because NOLs generally may be carried forward for up to 20 years, if the annual limitation were to be triggered, it may effectively limit the cumulative amount of pre-ownership shift losses, including certain recognized built-in losses that we may utilize.  This would result in higher taxable income and greater distribution requirements in order to maintain REIT qualification than if such limitation were not in effect.

The failure of investments subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

Repurchase agreement financing arrangements are structured as a sale and repurchase whereby we sell certain of our investments to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price.  Economically, these agreements are financings which are secured by the investments sold pursuant thereto.  We believe that we would be treated for REIT asset and income test purposes as the owner of the securities that are the subject of any such sale and repurchase agreement, notwithstanding that such agreements may legally transfer record ownership of the securities to the counterparty during the term of the agreement.  It is possible, however, that the IRS could assert that we did not own the securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow and our profitability.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure or considered prohibited transactions under the Code, and state or local income taxes.  Any of these taxes would decrease cash available for distribution to our shareholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from prohibited transactions (i.e., dealer property or inventory), we may hold some of our assets through a taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates to the extent that such TRS does not have an NOL carryforward.  Any of these taxes would decrease cash available for distribution to our shareholders.

If we fail to maintain our REIT status, our ability to utilize repurchase agreements as a source of financing and to enter into interest rate swap agreements may be impacted.

Most of our repurchase agreements and the agreements governing our interest rate swaps require that we maintain our REIT status as a condition to engaging in a transaction with us.  Even though repurchase agreements are not committed facilities with our lenders, if we failed to maintain our REIT status our ability to enter into new repurchase agreement transactions or renew existing, maturing repurchase agreements will likely be limited.  Most of our repurchase agreements and swap agreements have cross-default provisions which provide for lenders to terminate these agreements if we default under any of our repurchase agreements or swap agreements.  As such, we may be required to sell investments, potentially under adverse circumstances, that were previously financed with repurchase agreements and we may be forced to terminate our interest rate swap agreements.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT.  Our Articles of Incorporation, with certain exceptions, authorize our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT.  Pursuant to our Articles of Incorporation, no person may beneficially or constructively own more than 9.8% of our common stock.  Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary.  Our Board of Directors has waived this ownership limitation with respect to Talkot Capital, LLC, of which Thomas Akin, our Chairman and Chief Executive Officer, is managing general partner.  Per the terms of the waiver, Talkot Capital may own up to 15% of our outstanding common stock on a fully diluted basis, provided, however, that no single beneficial owner has a greater than two-thirds ownership stake in Talkot Capital.

The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year.  The ownership limits contained in our Articles of Incorporation apply to the ownership at any time by any “person,” which includes entities, and are intended to assist us in complying with the tax law requirements and to minimize administrative burdens.  However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our shareholders.

Whether we would waive the ownership limitation for any other shareholder will be determined by our Board of Directors on a case by case basis.  Our Articles of Incorporation’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity.  As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to the ownership limit.   The Board of Directors has the right to refuse to transfer any shares of our common stock in a transaction that would result in ownership in excess of the ownership limit.  In addition, we have the right to redeem shares of our common stock held in excess of the ownership limit.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic shareholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2010.  Dividends payable by REITs, however, generally are not eligible for the reduced rates.  Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Recognition of excess inclusion income by us could have adverse consequences to us or our shareholders.

Certain of our securities have historically generated excess inclusion income and may continue to do so in the future. Certain categories of shareholders, such as foreign shareholders eligible for treaty or other benefits, shareholders with NOLs, and certain tax-exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to excess inclusion income.  In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income.  In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC Staff.

ITEM 2.	PROPERTIES

We lease one facility located at 4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia 23060 which provides office space for our executive officers and administrative staff.  As of December 31, 2010, we leased 7,068 square feet.  The term of the lease runs to December 2013, but may be renewed at our option for one additional five-year period at a rental rate 3% greater than the rate in effect during the preceding 12-month period.  We believe that our property is maintained in good operating condition and is suitable and adequate for our purposes.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various legal proceedings, including those described below.  Although the ultimate outcome of any of these legal proceedings cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of these proceedings, including those described below, will not have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, the resolution of any of these proceedings could have a material impact on results of operations in a given reporting period as the proceedings are resolved.

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

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former president and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, "Defendants") are defendants in a putative class action brought by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters") in the United States District Court for the Southern District of New York ("District Court"). The original complaint, which was filed on February 7, 2005 alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds ("Bonds"), which are collateralized by manufactured housing loans. After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against the Company and MERIT. Teamsters filed an amended complaint on August 6, 2008, which essentially restated the same allegations as the original complaint and added the Company’s former president and current Chief Operating Officer/Chief Financial Officer as defendants. The District Court denied Defendants’ motion to dismiss the amended complaint.  Teamster’s seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds. On March 7, 2011, the District Court granted Teamsters’ motion to certify the class for this action.  The Company has evaluated the allegations made in the complaint, and continues to believe them to be without merit and intends to defend itself against them vigorously, including appealing the District Court’s decision certifying the class for this action.

ITEM 4.   RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”.  The common stock was held by approximately 12,434 holders of record as of March 1, 2011.  On that date, the closing price of our common stock on the New York Stock Exchange was $10.65 per share.  During the last two years, the high and low stock prices and cash dividends declared on common stock were as follows:

	High	Low	Dividends Declared
2010:
First quarter	$9.36	$8.57	$0.23
Second quarter	$9.85	$8.70	$0.23
Third quarter	$10.92	$9.04	$0.25
Fourth quarter	$11.00	$10.42	$0.27

2009:
First quarter	$7.47	$6.30	$0.23
Second quarter	$8.70	$6.75	$0.23
Third quarter	$8.92	$7.82	$0.23
Fourth quarter	$9.33	$7.80	$0.23

During the year ended December 31, 2010, the Company declared common dividends totaling $0.98 per share. Any dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status and maintaining compliance with dividend requirements of the Series D Preferred Stock.  During October 2010, the Company converted all 4,221,539 shares of its Series D 9.50% Cumulative Convertible Preferred Stock (the “Series D Preferred Stock”) into an equivalent number of common shares, pursuant to provisions of the Company’s articles of incorporation. The stated quarterly dividend on Series D Preferred Stock was $0.2375 per share, which was declared and paid in full for the first two quarters of the 2010 fiscal period.  Due to its participation feature, the quarterly dividend on the Series D Preferred Stock in the third quarter of 2010 was $0.25 per share.  No dividend was declared on the Series D Preferred Stock in the fourth quarter of 2010 due to its redemption.

The following graph is a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and the Bloomberg Mortgage REIT Index.  The table below assumes $100 was invested at the close of trading on December 31, 2005 in each of our common stock, the S&P 500, and the Bloomberg Mortgage REIT Index.

Comparative Five-Year Total Returns (1)
Dynex Capital, Inc., S&P 500, Bloomberg Mortgage REIT Index and SNL Finance REIT Index
(Performance Results through December 31, 2010)

	Cumulative Total Stockholder Returns as of December 31,
Index	2005	2006	2007	2008	2009	2010
Dynex Capital, Inc.	$100.00	$102.75	$128.55	$103.61	$154.55	$212.99
S&P 500 (2)	$100.00	$115.79	$122.15	$76.95	$97.32	$111.98
Bloomberg Mortgage REIT Index (2)	$100.00	$120.11	$65.12	$38.26	$48.63	$60.68
SNL U.S. Finance REIT Index (2)	$100.00	$123.87	$77.25	$41.67	$53.33	$65.92

(1)	Cumulative total return assumes reinvestment of dividends.
(2)	The source of this information is Bloomberg, SNL, and Standard & Poor’s, which management believes to be reliable sources.

ITEM 6.                 SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto contained in Item 8 of this Annual Report on Form 10-K.

Years Ended December 31,	2010	2009	2008	2007	2006
(amounts in thousands except share and per share data)
Net interest income	$34,425	$24,565	$10,547	$10,683	$11,087
Net interest income after provision for loan losses	33,046	23,783	9,556	11,964	11,102
Gain (loss) on sale of investments	2,891	171	2,316	755	(183)
Fair value adjustments, net	294	205	7,147	–	–
Other income (expense), net	2,058	138	1,734	176	(1,489)
General and administrative expenses	(8,817)	(6,716)	(5,632)	(3,996)	(4,521)
Net income	$29,472	$17,581	$15,121	$8,899	$4,909
Net income to common shareholders	$26,411	$13,571	$11,111	$4,889	$865
Net income per common share:
Basic	$1.50	$1.04	$0.91	$0.40	$0.07
Diluted	$1.41	$1.02	$0.91	$0.40	$0.07
Dividends declared per share:
Common	$0.98	$0.92	$0.71	$–	$–
Series D Preferred	$0.71	$0.95	$0.95	$0.95	$0.95

Average balance interest earning assets (1)	$1,012,520	$740,640	$421,796	$333,084	$609,936
Average balance interest bearing liabilities (1)	$(865,919)	$(627,848)	$(327,687)	$(265,379)	$(515,302)
Average effective yield earned on assets (2) (3)	4.81%	5.29%	6.79%	8.45%	7.92%
Average effective rate on liabilities (2) (3)	(1.64%)	(2.06%)	(5.28%)	(6.77%)	(7.42%)
Net interest spread (2) (3)	3.17%	3.23%	1.51%	1.68%	0.50%
(1)
Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses on available-for-sale securities.  Average balances also exclude funds held by trustees except proceeds from defeased loans held by trustees.

(2)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(3)	Cash and cash equivalents are excluded from the effective yield and rate calculations for each period presented.

As of December 31,	2010	2009	2008	2007	2006
Investments	$1,617,865	$917,981	$572,255	$331,795	$401,186
Total assets	1,649,584	958,062	607,191	374,758	466,557
Repurchase agreements	1,234,183	638,329	274,217	4,612	95,978
Non-recourse collateralized financing	107,105	143,081	177,157	203,199	210,135
Total liabilities	1,357,227	789,309	466,782	232,822	330,019
Shareholders’ equity	292,357	168,753	140,409	141,936	136,538
Common shares outstanding	30,342,897	13,931,512	12,169,762	12,136,262	12,131,262
Book value per common share	$9.64	$9.08	$8.07	$8.22	$7.78

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A. “Risk Factors” elsewhere in this Annual Report on Form 10-K and in other documents filed with the SEC and otherwise publicly disclosed.  Please refer to “Forward-Looking Statements” contained within this Item 7 for additional information.

Company Overview

As discussed in Item 1, “Business”, we are an internally-managed real estate investment trust, or REIT, which invests in mortgage assets on a leveraged basis.  We were formed in 1987 and began our operations in 1988.  Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  Our investment strategy is a hybrid-investment strategy that targets higher credit quality, shorter duration investments primarily in Agency and non-Agency MBS.  Investments considered to be of higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less exposure to changes in interest rates.  Over the last several years we have purchased primarily Agency MBS, including RMBS and CMBS, and highly-rated non-Agency CMBS.  We also have investments in non-Agency RMBS and securitized mortgage loans.

In executing our investment strategy, we seek to balance the various risks of owning mortgage assets, such as interest rate, credit, prepayment, and liquidity risk with the earnings opportunity on the investment.  We believe our strategy of investing in Agency and non-Agency mortgage assets provides superior diversification of these risks across our investment portfolio and therefore provides plentiful opportunities to generate attractive risk-adjusted returns while preserving our shareholders’ capital.

Factors that Affect Our Results of Operations and Financial Condition

Our financial condition and results of operations are affected by a variety of factors, many of which are beyond our control.  The success of our investment strategy and our results of operations and financial condition are impacted by a variety of industry and economic factors including the interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. government, including the U.S. Federal Reserve and/or the Treasury.

Our investment strategy may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing.  Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets.

Investing in mortgage-related securities on a leveraged basis subjects us to interest rate risk from the change in the absolute level of rates (e.g., the level of one-month LIBOR), the changes in relationships between rate indices (e.g., LIBOR versus U.S. Treasury rates), and changes in the relationships between short-term and long-term rates (e.g., the 2-year Treasury rate versus the 10-year Treasury rate).  Interest rate risk also arises from changes in market spreads reflecting the perceived riskiness of assets (e.g., swap rates and mortgage rates relative to the U.S. Treasury rates).  We attempt to manage our exposure to changes in interest rates by investing in shorter duration instruments and managing our investment portfolio within risk tolerances set by our Board of Directors.  Our current goal is to maintain a portfolio duration target (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration could drift outside of our target range due to changes in market conditions and activity in our investment portfolio.  We will use interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as the related investments.  In general, mortgage portfolios with positive duration that use repurchase agreement financing will underperform in a period of rising interest rates and outperform in a period of declining interest rates.

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

Many of our investments are purchased at premiums to their par balance.  Because we amortize premiums based on contractual payments as well as actual and expected future principal prepayments on the investments, changes in actual and expected prepayment rates will impact our yield on these investments.  Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, and other factors beyond our control.  In addition, actions taken by the U.S. government could increase prepayments as discussed further below under “Trends and Recent Market Impacts”.  Increasing prepayments on premium assets will reduce their overall yield negatively impacting our results.  We attempt to manage the risks of purchasing assets at a premium by purchasing assets with protection from prepayments (e.g., Agency CMBS) and by purchasing assets which we believe will have less susceptibility to prepayments (e.g., hybrid Agency ARMs collateralized by interest-only loans).

Trends and Recent Market Impacts

The following marketplace conditions and prospective trends have impacted and may continue to impact our future results of operations:

Credit Markets and Liquidity Risk

Our business model requires that we have access to leverage, principally the repurchase agreement market.  Repurchase agreement financing is uncommitted financing and as such, there can be no guarantee that we will always have access to such financing.  During periods of sustained volatility in the credit markets, such as was experienced in 2008, access to repurchase agreement financing may be limited as liquidity providers reduce their exposure to the repurchase agreement markets.  In an attempt to manage this risk, we seek to diversify our exposure to repurchase agreement counterparties and seek to extend the maturity dates of our repurchase agreements where practicable.  We believe the diversification of counterparties reduces, but does not eliminate, our liquidity risk resulting from the exit or failure of one or more of our repurchase agreement counterparties.   For additional information regarding liquidity risk, please refer to “Risk Factors” within Part I, Item 1A as well as “Quantitative and Qualitative Disclosures about Market Risk” within Part II, Item 7A of this Annual Report on Form 10-K.

Interest Rates

In response to recent volatility and lack of liquidity in the credit markets, the Federal Reserve lowered the targeted Federal Funds rate (the rate at which U.S. banks may borrow from each other) from 4.25% at the beginning of 2008 to its current targeted rate of 0.25%, and began purchasing Agency MBS and Treasury securities.  While the credit markets are functioning more normally and liquidity has generally returned, economic activity in the U.S. has remained muted, as measured by gross domestic product, low rates of capacity utilization and high rates of unemployment.  As a result, the U.S. Federal Reserve has pledged to keep the Federal Funds rate at the historically low target rate of 0.25% for an extended period.  As economic activity improves, the Federal Reserve may decide to increase the targeted Federal Funds rate.  Such an increase would likely increase our funding costs because, as discussed above, our repurchase agreement financing is based on LIBOR, which typically closely tracks the Federal Funds rate.

Yield Curve

During 2010, Treasury yields fell while LIBOR and the U.S. Federal Funds Target Rate remained steady as noted above, resulting in a flattening yield curve relative to short rates.  However, the yield curve continues to remain historically steep as the spread between two-year Treasuries and ten-year Treasuries as of December 31, 2010 was 2.70%.  Our borrowing costs are based on short-term market rates such as LIBOR and the Federal Funds Target Rate while our asset yields more closely correlate with longer term Treasury rates.  In addition, the market prices of our Agency and non-Agency MBS also correlate more closely with the longer term Treasury rates, particularly our Agency and non-Agency CMBS which typically will have longer durations than RMBS.  With the yield curve remaining steep, our MBS continue to produce high yields relative to our financing costs and enjoy strong liquidity and favorable pricing.  A change in the shape of the yield curve could impact our net interest income and the market value of our MBS.  Please refer to our discussion contained within Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained within this Annual Report on Form 10-K for more detailed information.    As discussed previously, we may hedge our exposure to changes in rates by entering into pay-fixed interest rate swaps.  Subsequent to December 31, 2010, we have entered into an additional $220 million in interest rate swaps with a weighted average pay-fixed rate of 1.86%.

Prepayments and Agency MBS

We have continued to experience favorable prepayment activity on our Agency RMBS due in large part to the inability of borrowers to refinance their mortgages.  Our average constant prepayment rate, or CPR, for our Agency RMBS during the fourth quarter of 2010 was 24.0% versus expectations of 26.9%.  Our CPR was 26.3% for the third quarter of 2010 and 25.8% for all of 2010.  As of December 31, 2010, the weighted average coupon on the mortgage loans underlying our Agency RMBS was 4.99%, while the annual average 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate were 4.69% and 3.82%, respectively, as published by Freddie Mac.  Generally, this type of interest rate environment encourages the average borrower to refinance their mortgage loans at lower rates.  However, in many cases, obstacles exist to refinancing, including but not limited to, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to the limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds relatively low.  If mortgage rates remain low and the obstacles to refinancing are removed either through changes in government or Agency policies, through more housing price appreciation or other reasons, we may experience increased prepayments.  As discussed above, increased prepayments may impact our net interest income by increasing the amortization expense on any investments which we own at premiums to their par balance.

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

GSE Reform

On February 11, 2011, the U.S Treasury released proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted.  We do not believe the ultimate reform of Fannie Mae and Freddie Mac will occur in 2011.  Please refer to the “Risk Factors” contained within Item 1A of Part I of this Annual Report on Form 10-K for additional discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2010-01 which amends the accounting guidance specified in ASC Topic 505.  Specifically, the amendment clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update is effective for interim and annual reporting periods ending on or after December 15, 2009, and should be applied retrospectively.  The Company has only distributed cash dividends to its shareholders, and does not currently intend to change this policy.  As such, this amendment to ASC Topic 505 did not have and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In April 2010, FASB issued ASU No. 2010-18, which amends ASC Topic 310 to provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted.  Management has evaluated these amendments and has determined that they do not have a material impact on the Company’s financial condition or results of operations.

In July 2010, FASB issued ASU No. 2010-20, which amends ASC Topic 310 to require additional disclosures regarding an entity’s long-term financing receivables that are measured at amortized cost.  Specifically, entities are to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class; the aging of past due financing receivables at the end of the reporting period by class; and the nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for credit losses.  For public entities, the disclosure requirements of ASC Topic 310 regarding financing receivables as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  In January 2011, FASB issued ASU No. 2011-01 which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20.  This delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  Because these amendments to ASC Topic 310 relate only to disclosures and do not alter GAAP, they do not impact the Company’s financial condition or results of operations.

FINANCIAL CONDITION

During 2010, we identified opportunities to implement our hybrid-investment strategy and grew our total assets to $1.6 billion as of December 31, 2010 from $958.1 million as of December 31, 2009, including significant increases to our Agency MBS and non-Agency MBS investment portfolios.  The discussion that follows provides information about these balance sheet changes, as well as changes to the financings we use to support our investment portfolio and should be read in conjunction with the “Notes to the Consolidated Financial Statements” contained within Item 8 of Part II of this Annual Report on Form 10-K.

Agency MBS

Our Agency MBS are classified as available-for-sale and carried at fair value on our consolidated balance sheet.  Activity for the years ended December 31, 2010 and December 31, 2009 is as follows:

	2010			2009
(amounts in thousands)	RMBS	CMBS	Total	RMBS	CMBS	Total
Beginning balance	$594,120	$–	$594,120	$311,576	$–	$311,576
Purchases	696,514	211,893	908,407	389,220	–	389,220
Principal payments	(272,271)	(1,805)	(274,076)	(116,705)	–	(116,705)
Sales	(18,762)	–	(18,762)	–	–	–
Net unrealized gain (loss)	(6,063)	(2,700)	(8,763)	10,457	–	10,457
Net amortization and other	(3,795)	(820)	(4,615)	(428)	–	(428)
Ending balance	$989,743	$206,568	$1,196,311	$594,120	$–	$594,120

The following table presents the fair value of our Agency MBS portfolio as of December 31, 2010 and December 31, 2009 by government issuer and type of interest rate on the underlying mortgage loans:

	December 31, 2010			December 31, 2009
(amounts in thousands)	Fannie Mae	Freddie Mac	Total	Fannie Mae	Freddie Mac	Total
Hybrid ARMs	$496,601	$266,449	$763,050	$165,893	$129,837	$295,730
ARMs	198,638	27,982	226,620	246,823	51,436	298,259
Fixed rate	206,641	─	206,641	131	─	131
	$901,880	$294,431	$1,196,311	$412,847	$181,273	$594,120

The following table presents the weighted average coupon (“WAC”) based on the par value of our Agency MBS portfolio as of December 31, 2010 and December 31, 2009 by weighted average months-to-reset (“MTR”):

	December 31, 2010(1)			December 31, 2009(2)
MTR	Par Value	Fair Value	WAC	Par Value	Fair Value	WAC
(amounts in thousands)
0-12 months	$216,420	$226,620	3.35%	$286,192	298,259	4.41%
13-24 months	189,841	203,093	5.50%	63,533	66,726	5.42%
25-36 months	304,713	323,988	5.10%	140,708	149,098	5.33%
Over 36 months	226,329	235,969	3.81%	76,108	79,906	4.44%
Fixed rate	190,584	206,641	5.41%	115	131	11.29%
	$1,127,887	$1,196,311	4.62%	$566,656	$594,120	4.75%

(1)
As of December 31, 2010, approximately 5% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 92% reset based on the level of one-year LIBOR and 3% reset based on the level of one-year CMT.

(2)
As of December 31, 2009, approximately 8% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 82% reset based on the level of one-year LIBOR and 10% reset based on the level of one-year CMT.

Please also refer to “Net Interest Income – Agency MBS” contained within “Results of Operations” of this Item 7 as well as Note 3 of the “Notes to the Consolidated Financial Statements” contained within Item 8 of this Annual Report on Form 10-K for additional information relating to our Agency MBS.

Non-Agency MBS

Our non-Agency MBS portfolio is comprised of approximately 98% fixed-rate securities which have a combined weighted-average coupon of 6.47%.  Activity related to our non-Agency MBS, which are also classified as available-for-sale and carried at fair value, is as follows:

	2010			2009
(amounts in thousands)	RMBS	CMBS(1)	Total	RMBS	CMBS		Total
Beginning balance	$5,907	$118,127	$124,034	$6,259	$	─	$6,259
Purchases/redemptions	11,893	183,045	194,938	─		114,836	114,836
Principal payments	(3,276)	(27,669)	(30,945)	(511)		─	(511)
Sales	─	(31,328)	(31,328)	─		(15,047)	(15,047)
Net unrealized gain (loss)	840	11,178	12,018	144		(1,349)	(1,205)
Net (accretion) amortization and other	44	(1,398)	(1,354)	15		4,763	4,778
Ending balance	$15,408	$251,955	$267,363	$5,907		$103,203	$109,110

(1)
Included within the CMBS beginning balance for the period ending December 31, 2010 is $14.9 million of CMBS resulting from the adoption of amendments to ASC Topic 860, effective January 1, 2010, which required us to consolidate the assets and liabilities of a securitization trust in order to remain in compliance with ASC Topic 810.

The following table presents our non-Agency MBS portfolio grouped by investment rating as of December 31, 2010:

(amounts in thousands)	RMBS	CMBS	Total
AAA	$4,007	$201,608	$205,615
AA	5,101	─	5,101
A	6,101	45,340	51,441
Below A/Not Rated	199	5,007	5,206
	$15,408	$251,955	$267,363

Please also refer to “Net Interest Income – Non-Agency MBS” contained within “Results of Operations” of this Item 7 as well as Note 4 of the “Notes to the Consolidated Financial Statements” contained within Item 8 of this Annual Report on Form 10-K for additional information relating to our non-Agency MBS.

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  Our net basis in these loans at amortized cost, which includes discounts, premiums, deferred costs, and allowance for loan losses, is presented in the following table by the type of property collateralizing the loan.

(amounts in thousands)	December 31, 2010	December 31, 2009
Commercial	$98,167	$150,371
Single-family	54,795	62,100
	$152,962	$212,471

Our securitized commercial mortgage loans have decreased $52.2 million since December 31, 2009 primarily due to principal payments, net of amounts received on defeased loans, of $47.8 million.  The unpaid principal balance of our securitized commercial mortgage loans as of December 31, 2010 is $99.4 million, and $14.1 million are considered seriously delinquent (60 or more days past due).  We have provided approximately $4.2 million in allowance for loan losses on these commercial mortgage loans.

Our securitized single-family mortgage loans have decreased $7.3 million since December 31, 2009, primarily due to principal payments on the loans of $7.2 million, of which 51.4% were unscheduled.  The unpaid principal balance of our securitized single-family mortgage loans as of December 31, 2010 is $54.2 million, and $3.7 million are considered seriously delinquent.  We have provided approximately $0.3 million in allowance for loan losses on these single-family mortgage loans.

Please refer to Notes 1, 5 and 6 of the “Notes to the Consolidated Financial Statements” contained within Item 8 of this Annual Report on Form 10-K for additional information relating to our securitized mortgage loans and allowance for loan losses.

Repurchase Agreements

Repurchase agreements increased a net $595.9 million from December 31, 2009 to December 31, 2010 primarily due to additional borrowings to finance our purchases of Agency MBS and the redemption of a portion of our securitization financing bonds.  Please refer to Note 8 of the “Notes to the Consolidated Financial Statements” contained within Item 8 as well as “Liquidity and Capital Resources” contained within Item 7 of this Annual report on Form 10-K for additional information relating to our repurchase agreements.

Non-Recourse Collateralized Financing

Non-recourse collateralized financing consists of securitization financing and TALF. The balances in the table below include unpaid principal, premiums, discounts, and deferred costs.

(amounts in thousands)	December 31, 2010	December 31, 2009
TALF:
Fixed, secured by CMBS	$50,639	$	─
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	35,673		119,713
Variable, secured by single-family mortgage loans	20,793		23,368
	$107,105		$143,081

The following table presents the activity related to our securitization financing secured by commercial mortgage loans for the periods indicated:

(amounts in thousands)	December 31, 2010	December 31, 2009
Beginning balance for the fiscal year (1)	$134,259	$149,584
Redemption of securitization financing bonds	(57,003)	─
Principal payments	(41,094)	(28,430)
Net amortization and other	(489)	(1,441)
Ending balance for the fiscal year	$35,673	$119,713

(1) Included within the beginning balance for the fiscal year ended December 31, 2010 is $14.5 million resulting from the adoption of amendments to ASC Topic 860 effective January 1, 2010, which required us to consolidate the assets and liabilities of a securitization trust in order to remain in compliance with ASC Topic 810.

In August 2010, we redeemed $56.4 million of securitization financing that we issued in 1997 collateralized by commercial mortgage loans and replaced it with repurchase agreement financing.  The coupon on the redeemed securitization financing of 8.76% was replaced with repurchase agreement financing which bears interest as of December 31, 2010 at a rate of 1.36%.  Please refer to Note 9 of the “Notes to the Consolidated Financial Statements” contained within this Annual

Report on Form 10-K for additional information relating to our non-recourse collateralized financing.

Shareholders’ Equity

Shareholders’ equity increased $123.6 million during the fiscal year ended December 31, 2010 primarily because of our issuance of 12.1 million shares of our common stock at a weighted average price of $9.93, which resulted in proceeds of $116.4 million, net of issuance costs.  Additionally, increases resulted from net income of $29.5 million, but were partially offset by dividends declared on our common and preferred stock of $22.9 million.

Supplemental Investment Information

The tables below summarize the financial condition and net interest income of our investment portfolio by major category for the periods presented:

	As of December 31, 2010
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity

Agency RMBS	$989,743	$(869,537)	$120,206	41.1%
Agency CMBS	206,568	(150,178)	56,390	19.3%
Non-Agency RMBS	15,408	(12,126)	3,282	1.1%
Non-Agency CMBS	251,955	(200,328)	51,627	17.7%
Securitized mortgage loans	152,962	(109,119)	43,843	15.0%
Other investments	1,229	–	1,229	0.4%
Derivative assets (liabilities)	692	(3,532)	(2,840)	(1.0)%
Cash and cash equivalents	18,836	–	18,836	6.4%
Other assets/other liabilities	12,191	(12,407)	(216)	–
	$1,649,584	$(1,357,227)	$292,357	100.0%

	As of December 31, 2009
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity

Agency RMBS	$594,120	$(540,586)	$53,534	31.7%
Agency CMBS	–	–	–	–
Non-Agency RMBS	5,907	–	5,907	3.5%
Non-Agency CMBS	103,203	(73,338)	29,865	17.7%
Securitized mortgage loans	212,471	(167,486)	44,985	26.7%
Other investments	2,280	–	2,280	1.3%
Derivative assets (liabilities)	1,008	–	1,008	0.6%
Cash and cash equivalents	30,173	–	30,173	17.9%
Other assets/other liabilities	8,900	(7,899)	1,001	0.6%
	$958,062	$(789,309)	$168,753	100.0%

(1)
Associated financing related to investments includes repurchase agreements, securitization financing issued to third parties, and TALF financing (the latter two of which are presented on the Company’s balance sheet as “non-recourse collateralized financing”).  Associated financing for derivative instruments represents the fair value of the interest rate swap agreements in a liability position.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Agency RMBS	$20,403	$566,288	3.60%	$20,962	$492,900	4.25%
Financing	(3,613)	(523,260)	(0.69%)	(2,847)	(448,279)	(0.64%)
Net interest income/spread	$16,790		2.91%	$18,115		3.61%

Agency CMBS	$2,516	$65,188	3.84%	–	–	–
Financing	(144)	(47,861)	(0.30%)	–	–	–
Net interest income/spread	$2,372		3.54%	–		–

(1)	Expense amount and financing rate for Agency RMBS include interest rate swap expense.
(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

Although our average balance of Agency RMBS increased during the year ended December 31, 2010 compared to the year ended December 31, 2009, we experienced a decrease in our net interest income on Agency RMBS due to a decline in the effective interest yield earned during the year ended December 31, 2010.  The average yield on Agency RMBS decreased due to decreases in the average coupon to 4.37% for the year ended December 31, 2010 from 4.97% for the year ended December 31, 2009.  The lower average coupon reflects our acquisition of newer Agency securities with lower interest rates on the underlying collateral as well as the resetting to lower interest rates on the loans underlying our existing Agency MBS.  Additionally, although our total Agency RMBS purchases for the year ended December 31, 2010 were $696.5 million, approximately 74% of those purchases were during the fourth quarter of 2010.

Our net premium amortization, which decreases interest income and the effective rate earned on the securities owned, increased 46.7% to $4.4 million for the year ended December 31, 2010 compared to $3.0 million for the year ended December 31, 2009.  This increase in net premium amortization is related to our acquisition of Agency MBS at higher prices since December 31, 2009.  In addition, the rate at which we amortized our premiums increased for the first and second quarters of 2010 as a result of the buyouts of delinquent mortgage loans by Fannie Mae and Freddie Mac.

During the year ended December 31, 2010, we began investing in Agency CMBS in addition to Agency RMBS.  Agency CMBS offer diversification to our Agency MBS portfolio in that these investments are typically fixed rate and offer more prepayment protection in the form of lock-outs or yield maintenance than Agency RMBS.  The majority of these purchases were in the last two quarters of 2010.  Since they are fixed rate, Agency CMBS can increase our interest rate risk, and the premiums we pay to purchase them can increase our prepayment risk.  For further discussion, please refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained within this Annual Report on Form 10-K.

Excluding interest rate swap expense, the average rate on the repurchase agreements decreased 32 basis points to 0.29% for the year ended December 31, 2010 from 0.61% for the year ended December 31, 2009.  The benefit from the decrease in the average rate of borrowing costs was offset in part by an increase in the average balance of repurchase agreements because we financed our Agency MBS purchases in 2010 using repurchase agreement borrowings.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)

Non-Agency RMBS	$645	$9,635	6.70%	$623	$6,724	9.26%
Financing	(94)	(6,295)	(1.49%)	–	–	–
Net interest income/spread	$551		5.21%	$623		9.26%

Non-Agency CMBS	$12,846	$183,900	6.99%	$240	$5,465	4.40%
Financing	(4,130)	(152,452)	(2.70%)	(32)	(1,808)	(1.75%)
Net interest income/spread	$8,716		4.29%	$208		2.65%

(1)	Expense amount and rate for non-Agency CMBS include interest rate swap expense.
(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

During the year ended December 31, 2010, we substantially increased our investments in non-agency MBS to an average balance of $193.5 million compared to an average balance of $12.2 million for the year ended December 31, 2009, which resulted in an increase in interest income of $12.6 million during 2010.  The majority of the additions to our non-Agency MBS portfolio for 2010 were ‘AAA’-rated CMBS which generated a higher effective yield.

Shifting our focus away from non-Agency RMBS into non-Agency CMBS during 2010 lessened the impact that the decrease in the effective yield of non-Agency RMBS had on our interest income for the year ended December 31, 2010.  Our non-Agency RMBS experienced a decrease in effective yield because the loans underlying these securities reset at lower interest rates during 2010.  The average coupon on our non-Agency RMBS for the year ended December 31, 2010 was 5.84% compared to 7.60% for the year ended December 31, 2009.

Non-Agency MBS is financed using recourse repurchase agreements and non-recourse securitization and TALF financings.  Interest expense from recourse financing collateralized by non-Agency MBS increased to $1.6 million (excluding interest rate swap expense) for the year ended December 31, 2010 because we financed these security purchases in 2010 using repurchase agreements.  The average rate on these repurchase agreements (excluding interest rate swap expense) was 1.53% for the year ended December 31, 2010.

In December 2009, we exercised certain redemption rights and redeemed ‘AAA’ rated non-Agency CMBS that we refinanced through a securitization transaction.  As of December 31, 2010, the fair value of these non-Agency CMBS is $16.8 million, and the related financing balance is $14.5 million.  In addition, we also purchased ‘AAA’ rated non-Agency CMBS during 2010 using non-recourse TALF financing which is fixed at a weighted average interest rate of 2.73%.  The fair value of these non-Agency CMBS is $64.1 million with a financing balance of $50.6 million as of December 31, 2010.

Net Interest Income – Securitized Mortgage Loans

The following table provides a summary of the results of our securitized mortgage loans and related financing for the periods indicated:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
(amounts in thousands)	Income (Expense)	Average Balance(1)	Effective Yield/Rate(2)	Income (Expense)	Average Balance(1)	Effective Yield/Rate(2)
Securitized mortgage loans	$12,234	$185,807	6.58%	$17,169	$233,120	7.36%
Financing	(6,399)	(136,052)	(4.62%)	(11,819)	(177,760)	(5.67%)
Net interest income/spread	$5,835		1.96%	$5,350		1.69%
(1)	Average balance excludes funds held by trustees except proceeds from defeased loans held by trustees.
(2)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

The majority of the decrease in interest income on securitized mortgage loans is related to the lower average balance of the securitized mortgage loans outstanding for the year ended December 31, 2010, which decreased approximately $47.3 million compared to the average balance for the year ended December 31, 2009.  The decrease in the average balance is primarily related to principal payments received of $55.0 million from December 31, 2009 to December 31, 2010, which includes both scheduled and unscheduled payments, net of amounts received on defeased loans.  These balances have decreased year over year because we are no longer adding mortgage loans to our investment portfolio.

Interest income also declined as a result of an approximately 128 basis point decrease in the average yield on the single-family mortgage loan portion of our portfolio to 4.19% for the year ended December 31, 2010 from 5.47% for the year ended December 31, 2009.  The average yield on the single-family mortgage loans declined as the interest rates on the underlying ARM loans reset at lower interest rates to a weighted average of 4.92% as of December 31, 2010 from a weighted average of 5.54% as of December 31, 2009.

The decrease in interest expense is related to a decline in the average balance of outstanding financing.  The average balance declined due to the principal payments on the mortgage loan collateral noted above as well as the redemption during the third quarter of 2010 of $56.4 million of securitization financing we had issued in 1997.  These bonds were collateralized by commercial mortgage loans which were originated by us.

The decrease in the average balance was offset by a decrease of $0.9 million in bond premium amortization (which reduces interest expense) for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The decrease in bond premium amortization was primarily related to the redemption of outstanding bonds noted above as well as changes in the estimated future cash flows resulting from changes in the prepayment expectations on the underlying loans securing the collateralized borrowings.

Other Interest (Income) Expense

Other interest expense during 2009 was primarily the result of an obligation under payment agreement which was settled in the fourth quarter of 2009.

Provision for Loan Losses

During the year ended December 31, 2010, we added approximately $1.2 million of reserves for estimated losses on our securitized mortgage loan portfolio, all of which was related to our securitized commercial mortgage loans.  The reserves we provided during the year ended December 31, 2010 primarily related to a hospitality property in California that became delinquent during the year and had an unpaid principal balance of $2.4 million as of December 31, 2010. We did not provide any additional reserves for our portfolio of securitized single-family mortgage loans during the year ended December 31, 2010, because we believe that our current reserves are sufficient to cover projected losses on our securitized single-family mortgage loans.  Considerations included in our estimate for losses on our single-family mortgage loans include the age of these loans, pool insurance, and other credit support.  During the year ended December 31, 2009, we added approximately $0.8 million of reserves for estimated losses on our securitized mortgage loan portfolio.

Gain on sale of Investments, net

Gain on sale of investments, net increased by $2.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.  We recorded a gain of $2.2 million from the liquidation of a delinquent commercial mortgage loan and a gain of $0.7 million from the sale of Agency RMBS during 2010.  The majority of the $0.2 million gain on sale of investments, net for the year ended December 31, 2009 resulted primarily from the net gain on sale of equity securities we owned during 2009.

Other Income, net

Other income, net for the year ended December 31, 2010 increased to $2.1 million from $0.1 million for the year ended December 31, 2009.  This increase primarily consists of $0.6 million in net premium discounts related to our partial redemption of securitization financing bonds, $0.8 million in fees paid by the guarantor on certain delinquent commercial mortgage loans in connection with the repayment of those loans, and the reversal of $0.4 million in valuation impairment on a non-Agency CMBS.  The reversal of the $0.4 million in valuation impairment resulted from the cash receipt received upon liquidation of a delinquent mortgage loan in the non-Agency CMBS.

Other income, net for the year ended December 31, 2009 consisted mostly of $2.4 million of income related to our equity in the income of a joint venture in which we owned a non-controlling interest of less than 50%, offset by an expense of $2.5 million related to our acquisition of all interests remaining in that joint venture prior to 2010.

General and Administrative Expenses

The increase of $2.1 million, or approximately 31.3%, in general and administrative expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily due to a $1.3 million increase in salary and benefits expenses, a $0.3 million increase in accounting and legal expenses, and a $0.3 million increase in consulting expenses.  Our increased salary and benefits expense is primarily due to a fourth quarter bonus expense accrual of $1.1 million as a result of the attainment of certain key initiatives by management during 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Interest Income – Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate	Income (Expense)	Average Balance(2)	Effective Yield/Rate
Agency RMBS	$20,962	$492,900	4.25%	$6,731	$149,229	4.51%
Financing	(2,847)	(448,279)	(0.64%)	(3,978)	(134,252)	(2.96%)
Net interest income/spread	$18,115		3.61%	$2,753		1.55%

(1)	Expense amount and rate include interest rate swap expense.
(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

The increase of $14.2 million in interest income on Agency MBS is related to the increase in Agency MBS investments from net purchases of approximately $389.2 million of Agency MBS during 2009, which increased the average balance on which we earned interest income.  This increase is offset by a 26 basis point decrease in the average yield on Agency MBS.  The lower average effective yield is primarily the result of lower yields on our purchases of Agency MBS during 2009 compared to 2008 as well as a decrease in the yield on some of our existing Agency MBS that had underlying loans resetting at lower interest rates during 2009.  The effective yield was also lower due to an increase of $2.4 million in net premium amortization to $3.0 million for the year ended December 31, 2009 compared to $0.6 million for the year ended December 31, 2008.

The decrease of $1.1 million in interest expense on repurchase agreements financing the Agency MBS is primarily related to a 232 basis point decrease in the average rate on the repurchase agreements, which is reflective of the more readily accessible repurchase agreement financing made available to us at lower financing rates during 2009 compared to 2008.  The benefit from the decrease in the average rate of borrowing costs was offset in part by a $314.0 million increase in the average balance of repurchase agreements outstanding because we used repurchase agreements to finance the acquisition of Agency MBS during 2009.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
(amounts in thousands)	Income (Expense)	Average Balance(1)	Effective Yield/Rate	Income (Expense)	Average Balance(1)	Effective Yield/Rate

Non-Agency RMBS	$623	$6,724	9.26%	$709	7,241	9.80%
Financing	–	–	–	–	–	–
Net interest income/spread	$623		9.26%	$709		9.80%

Non-Agency CMBS	$240	$5,465	4.40%	–	–	–
Financing	(32)	(1,808)	(1.75%)	–	–	–
Net interest income/spread	$208		2.65%	–		–

(1)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

The yield on non-Agency RMBS decreased 54 basis points for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily because of the sale of a $2.7 million debt security in 2008 that had a yield of approximately 13.0%.

Net Interest Income – Securitized Mortgage Loans

The following table provides a summary of the results of our securitized mortgage loans and related financing for the periods indicated:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
(amounts in thousands)	Income (Expense)	Average Balance(1)	Effective Yield/Rate(2)	Income (Expense)	Average Balance(1)	Effective Yield/Rate(2)
Securitized mortgage loans	$17,169	$233,120	7.36%	$20,886	$262,482	7.95%
Financing	(11,819)	(177,760)	(5.67%)	(13,517)	(193,435)	(6.89%)
Net interest income/spread	$5,350		1.69%	$7,369		1.05%

(1)	Average balance excludes funds held by trustees except proceeds from defeased loans held by trustees.
(2)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

The majority of the decrease of $3.7 million in interest income on securitized mortgage loans is related to the lower average balance of the commercial and single-family mortgage loans outstanding for the year ended December 31, 2009, which decreased approximately $29.4 million, or 11%, compared to the average balance for the year ended December 31, 2008.  The decrease in the average balance is primarily related to principal payments received of $29.1 million, which includes both scheduled and unscheduled payments net of amounts received on loans entering defeasance, during 2009.

The decrease of $1.7 million in interest expense on financing for securitized mortgage loans for the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily related to the decrease in the average financing rate of 122 basis points.  The decrease in the average financing rate declined due to lower one-month LIBOR rates on which most of our variable-rate debt is based.  Average one-month LIBOR for the year ended December 31, 2009 was 0.33% compared to 2.68% for the year ended December 31, 2008.  In addition, we redeemed a portion of a securitization financing bond and replaced it with repurchase agreement financing at a lower interest rate.

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

Repurchase Agreements

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of repurchase agreement borrowings, we seek to maintain lending arrangements with multiple counterparties.  We currently have 20 repurchase agreement lenders, of which we had $1.2 billion outstanding as of December 31, 2010 with 14 of these counterparties at a weighted average borrowing rate of 0.50%.  As of December 31, 2009, we had $638.3 million outstanding with a weighted average borrowing rate of 0.76%.

The following table presents certain quantitative information regarding our short-term borrowings under repurchase agreements for the periods indicated:

	For the Year Ended December 31,
	2010	2009
Average balance outstanding	$718,788	$470,956
Weighted average borrowing rate	0.54%	0.67%
Maximum balance outstanding	$1,256,406	$638,746

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

Because of these requirements, we seek to maintain enough liquidity to meet margin calls.  As of December 31, 2010, we had $125.0 million in unencumbered cash and unpledged Agency MBS.  In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by our active management of our debt-to-equity ratio, which is discussed further below.

When the Company borrows under repurchase agreements or other recourse borrowings subject to margin calls, it generally borrows less than is permitted by its counterparties under their respective master repurchase agreements.  This reduces the number and amount of potential margin calls in the event of a decline in the value of the securities pledged as collateral to the borrowings.

We believe monitoring and maintaining our debt-to-equity ratios is important to managing our liquidity.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of 4 to 9 times our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than 6 times our invested equity capital and up to 10 times our equity capital invested in Agency and non-Agency MBS.  Our current target is 7 to 8 times our invested equity capital in Agency MBS and 4 to 5 times our invested equity capital in non-Agency MBS.

Our repurchase agreement counterparties require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, minimum liquidity, and leverage requirements as well as maintaining our REIT status.  In addition, some of the covenants contain cross default features, whereby default under one agreement simultaneously causes default under another agreement.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status.  We were in compliance with all covenants as of and for the year ended December 31, 2010.

Over the past year, overall conditions in the general credit markets have improved.  However, global credit markets remain fragile, and changes in economic conditions could reduce our repurchase agreement availability.  Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we currently do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

As indicated in Note 9 of the “Notes to the Consolidated Financial Statements”, we utilized TALF financing for a portion of our ‘AAA’ rated CMBS purchases in the first quarter of 2010.  This financing is also recourse only to the assets pledged as collateral and is otherwise non-recourse to us.

Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforward.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  Additionally, we have the option of utilizing our NOL carryforward to offset taxable income, thereby reducing our REIT distribution requirements.  This would allow us to retain capital and increase our liquidity by reducing or eliminating our dividend payout to common shareholders.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations by payment due date as of December 31, 2010:

(amounts in thousands)	Payments due by period
Contractual Obligations: (1)	Total	< 1 year	1-3 years	3-5 years	> 5 years

Repurchase agreements (2)	$1,234,183	$1,234,183	$–	$–	$–
Securitization financing (2) (3)	59,852	4,430	12,292	37,089	6,041
TALF financing (2) (3)	50,727	–	50,727	–	–
Operating lease obligations	475	154	321	–	–
Total	$1,345,237	$1,238,767	$63,340	$37,089	$6,041

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Such advance amounts are generally repaid in the same month as they are made or shortly thereafter, and so the contractual obligation with respect to these advances is excluded from the above table.  As of December 31, 2010, outstanding servicing advances were $0.2 million compared to $0.3 million as of December 31, 2009.

(2)	Amounts presented exclude interest on the related obligations.
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

FORWARD-LOOKING STATEMENTS

Certain written statements in this Annual Report on Form 10-K that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Exchange Act.  Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results are forward-looking statements.  Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, taking into account all information currently available to us, and are applicable only as of the date of this report.  Forward-looking statements generally can be identified by use of words such as “believe”, “expect”, “anticipate”, “estimate”, “plan” “may”, “will”, “intend”, “should”, “could” or similar expressions.  We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.

We make forward-looking statements in this Annual Report on Form 10-K regarding:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns;
•	Our financing and hedging strategy;
•	Our investment portfolio composition and target investments;
•	Our investment portfolio performance, including the value and yields of our investment portfolio;
•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;
•	Our use of our tax NOL carryfoward;
•	Market, industry and economic trends; and
•	Interest rates.

Forward-looking statements are inherently subject to risks, uncertainties and other factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  Not all of these risks and other factors are known to us.  New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. The projections, assumptions, expectations or beliefs upon which the forward-looking statements are based can also change as a result of these risks or other factors.  If such a risk or other factor materializes in future periods, our business, financial condition, liquidity and results of operations may vary materially from those expressed or implied in our forward-looking statements.

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in this Annual Report on Form 10-K, particularly those set forth under Item 1A. “Risk Factors”;
•	our ability to find suitable reinvestment opportunities;
•	changes in economic conditions;
•	changes in interest rates and interest rate spreads;
•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;
•	the cost and availability of financing;
•	the cost and availability of new equity capital;
•	changes in our use of leverage;
•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;
•	the level of defaults by borrowers on loans we have securitized;
•	changes in our industry;
•	increased competition;
•	changes in government regulations affecting our business;
•	government initiatives to support the U.S financial system and U.S. housing and real estate markets;
•	GSE reform or other government policies and actions; and
•	an ownership shift under Section 382 of the Code that impacts the use of our tax NOL carryforward.

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

Allowance for Loan Losses.  An allowance for loan losses has been estimated and established for currently existing and probable losses for mortgage loans that are considered impaired.  Provisions made to increase the allowance are charged as a current period expense.  Commercial mortgage loans are secured by income-producing real estate and are evaluated individually for impairment when the debt service coverage ratio on the mortgage loan is less than 1:1 or when the mortgage loan is delinquent.  An allowance may be established for a particular impaired commercial mortgage loan.  Commercial mortgage loans not evaluated for individual impairment or not deemed impaired are evaluated for a general allowance.  Certain of the commercial mortgage loans are covered by mortgage loan guarantees that limit the Company’s exposure on these mortgage loans.  Single-family mortgage loans are considered homogeneous and are evaluated on a pool basis for a general allowance.

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

Estimates of fair value for financial instruments are based primarily on management’s judgment.  Since the fair value of our financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the consolidated financial statements.  Please see Note 10 of the “Notes to the Consolidated Financial Statements” contained within this Annual Report on Form 10-K for additional information regarding ASC Topic 820 with respect to specific assets.

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

Interest Rate Reset Risk.  The rates on our borrowings will generally reset on a more frequent basis than the interest rates on our investments.  During a period of rising short-term interest rates, as our borrowings reset more quickly than our investments, our net interest income will decrease.  Conversely, net interest income may increase following a fall in short-term interest rates.  Any increase or decrease in our net interest income for at least a portion of our investment portfolio may be temporary as the yields on Agency ARMs and securitized adjustable-rate mortgage loans adjust to new interest rates after a lag period.

Net interest income may be impacted by the proceeds or costs of interest rate swap or cap agreements.  We enter into these agreements with the intention of hedging our exposure to rising costs of our borrowings from future interest rate increases.  Interest rate swap agreements generally result in interest savings in a rising interest rate environment when the current market interest rate we receive on the swap (which generally is equal to one-month LIBOR) rises higher than the stated fixed rate we pay on the notional amount for each interest rate swap agreement.  Alternatively, a declining or stable interest rate environment generally results in interest expense equal to the difference between the stated fixed rate we pay less the current market interest rate we receive.

The table below sets forth the time frames for the prospective reset of interest rates on our investments and the associated borrowings on these investments as of December 31, 2010.  This table includes the impact of our hedging instruments (which as of December 31, 2010 were all interest rate swaps), but excludes future changes to our portfolio and the potential impact of prepayments on our investments.

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed Rate	$578,662	35.7%	$86,312	6.5%

Adjustable Rate:
0-12 months	280,623	17.3%	934,976	69.7%
13-24 months	203,093	12.5%	125,000	9.3%
25-36 months	323,988	20.0%	–	–
Over 36 months	235,969	14.5%	195,000	14.5%
Total	$1,622,335	100.0%	$1,341,288	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

Interest Rate Cap Risk.  Our adjustable-rate investments have interest rates which are predominantly based upon six-month and one-year LIBOR, and generally contain periodic or lifetime interest rate caps which often limit the amount by which the interest rate may reset.  Periodic caps on our investments typically range from 1-5% annually, and lifetime caps are typically 5%.  Generally, the interest rates on our borrowings (which are generally repurchase agreements) used to finance these assets are based on one-month LIBOR, reset every 30 to 90 days, and will not have periodic or lifetime interest rate caps.  In addition, certain of our securitized mortgage loans have a fixed rate of interest and are financed with borrowings with interest rates that adjust monthly.

The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency MBS portfolio as of December 31, 2010:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	49.15%	1.0%	1.64%
>10.0% to 11.0%	37.10%	2.0%	27.34%
>11.0% to 12.0%	13.75%	5.0%	71.02%
	100.00%		100.00%

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The tables below provide a sensitivity analysis for the projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, and including interest rate swaps) as they existed as of December 31, 2010 based on changes in market interest rates as set forth in the table.  The analysis presented in the first table below shows the estimated impact of instantaneous parallel shifts in interest rates as of December 31, 2010, assuming a static investment portfolio.  The impact is measured as a percentage change in projected net interest income and a percentage change in projected market value.  The sensitivity analysis presented in the second table below assumes the same instantaneous parallel shift in interest rates as in the first table while also assuming a concurrent instantaneous change in mortgage spreads of 25 and 50 basis points.  The impact of the change in interest rates and mortgage interest rate spreads is measured based on the percentage change in market value only for our investments and also assumes a static investment portfolio.  The percentage change in market value is based on a LIBOR option-adjusted spread model.

The projections below for percentage change in projected net income are based on the projected net income on the investment portfolio over the next twenty-four months.  The projections are based upon a variety of assumptions including investment prepayment speeds, credit performance, and the availability of financing over the projection period.  Further, the table below assumes a static portfolio throughout the projected period and does not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity by the Company.  Changes in our types of investments, changes in future interest rates, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings may cause actual results to differ significantly from the modeled results.  There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that would affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	As of December 31, 2010
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value(2)

+100	(6.3)%	(1.4)%
+50	(2.5)%	(0.7)%
0	–	–
-50	(0.4)%	0.6%
-100	(8.2)%	1.1%
(1)	Includes changes in interest expense from the financings for our investments as well as our interest rate swaps.
(2)	Includes changes in market value of our interest rate swaps, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

The following table presents the expected percentage change in the projected market value of our investments (including interest rate swaps, but excluding our financings because they are not carried at fair value on our balance sheet), as they existed as of December 31, 2010, assuming a static portfolio as well as an instantaneous parallel shift in interest rates and a concurrent instantaneous change in mortgage spreads of 25 and 50 basis points as of that date:

Basis Point Change in Interest Rates	Basis Point Change in Mortgage Spreads
	-50	-25	0	+25	+50
+100	(0.2)%	(0.8)%	(1.4)%	(2.1)%	(2.9)%
+50	0.6%	(0.0)%	(0.7)%	(1.4)%	(2.1)%
0	1.2%	0.6%	–	(0.7)%	(1.5)%
-50	1.8%	1.2%	0.6%	(0.1)%	(0.9)%
-100	2.3%	1.7%	1.1%	0.4%	(0.4)%

The two tables above are intended to demonstrate our sensitivity to interest rates based on our investments and associated financings and interest rate swap positions as of December 31, 2010.  The impact of changing interest rates on net interest income and market value of our investments can change significantly when interest rates change beyond the above levels or if market expectations of future interest rates begin to materially change.  In addition, other factors will impact the net interest income from and market value of our interest rate-sensitive investments and hedging instruments, such as prepayment rates, the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material.

Prepayment and Reinvestment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment.  We are subject to prepayment risk from premiums paid on our investments.  We are also subject to prepayment risk for discounts accepted on the issuance of securitization financings.  In general, purchase premiums on our investments and discounts on our financings are amortized as a reduction in interest income or an increase in interest expense using the effective yield method under GAAP, adjusted for the actual and anticipated prepayment activity of the investment and/or financing.  An increase in the actual or expected rate of prepayment will typically accelerate the amortization of purchase premiums or issuance discounts, thereby reducing the yield/interest income earned on such assets or increasing the cost of such financing.

The majority of the premiums on our securities are on Agency RMBS and CMBS.  We amortize the premiums on our Agency RMBS and CMBS using a retrospective level-yield method based on the actual principal payments we have received on the securities and forecasted prepayment rates.  As of December 31, 2010, we are currently forecasting one-year prepayment rates on our Agency RMBS of 20.9% and Agency CMBS of 0%.  The loans underlying our Agency CMBS generally have prepayment provisions, such as prepayment lock-outs or yield maintenance payment requirements.  These provisions create an economic disincentive for the loans to prepay, thereby reducing the prepayments on the related securities, and compensate us in the event that there are prepayments.

	Agency		Non-Agency
(amounts in thousands)	RMBS	CMBS	RMBS	CMBS
Principal/par value (including principal receivable)	$941,108	$190,511	$16,101	$247,501
Unamortized premium, net	43,740	18,757	(977)	(5,944)
Amortized cost basis	$984,848	$209,268	$15,124	$241,557
Amortized cost as a percentage of par value	104.7%	109.9%	93.9%	97.6%

We seek to manage our prepayment risk by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with Agency CMBS).

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  To mitigate credit risk, certain of our investments, such as Agency MBS and portions of our securitized mortgage loan portfolio, contain a guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.  The following tables present information as of December 31, 2010 and December 31, 2009 with respect to our investments and the amounts guaranteed, if applicable.

	December 31, 2010
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$1,196,311	$1,127,887	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	46,741	6,619	American International Group	BBB
Single-family	18,465	18,169	PMI/GEMICO	Caa2/Baa3
Defeased loans	3,289	3,306	Fully secured with cash

Without Guaranty of Payment
Non-Agency MBS	267,363	–
Securitized mortgage loans:
Commercial	52,338	–
Single-family	36,599	–
Other investments	1,229	–
	1,622,335

Allowance for loan losses	(4,470)	–

Total investments	$1,617,865	$1,155,981
(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

	December 31, 2009
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$594,120	$566,656	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	59,684	6,359	American International Group	A3
Single-family	20,369	20,029	PMI/GEMICO	Caa2
Defeased loans	17,492	17,588	Fully secured with cash

Without Guaranty of Payment
Non-Agency MBS	109,110	–
Securitized mortgage loans:
Commercial	77,130	–
Single-family	42,008	–
Other investments	2,376	–
	922,289	610,632

Allowance for loan losses	(4,308)	–

Total investments	$917,981	$610,632

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

The following tables present information for securitized mortgage loans as of December 31, 2010 and December 31, 2009.

	As of December 31, 2010
Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$98,167	14	45%	$12,147		16.0%
Single-family mortgage loans	54,795	17	48%	5,277	(2)	10.1%

	As of December 31, 2009
Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$150,017	13	47%	$15,165		9.77%
Single-family mortgage loans	62,100	15	50%	6,284	(2)	9.96%

(1)	Loans contractually delinquent by 30 or more days, which include loans on non-accrual status.
(2)
As of December 31, 2010, approximately $1.7 million of the delinquent single-family loans are pool insured and, of the remaining $3.8 million, $2.2 million of the loans made a payment within the 90 days prior to December 31, 2010. As of December 31, 2009, approximately $1.9 million of the delinquent single-family loans were pool insured and, of the remaining $4.4 million, $1.9 million of the loans made a payment within the 90 days prior to December 31, 2009.

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

At the inception of the repurchase agreement, we post margin to the lender in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender may also request that we post additional margin (“margin calls”) in the event of a decline in market value of the collateral pledged, which may happen for market reasons or as a result of the payment delay feature on Agency MBS as discussed in “Liquidity and Capital Resources” in Item 7 of Part II to this Annual Report on Form 10-K.  Such margin calls could adversely change our liquidity position.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral are insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall. All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, which must be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Given the uncommitted nature of repurchase agreement financing and the varying collateral requirements, we cannot assume that we will always be able to roll over our repurchase agreements as they mature.

We attempt to mitigate liquidity risk in several ways.  We typically pledge only Agency MBS and higher credit quality non-Agency MBS to secure our outstanding repurchase agreements.  In general the market value of these investments, particularly Agency MBS, is not as volatile as lower rated investments, thereby reducing the likelihood of subsequent margin calls.  However, in 2008 as a result of the crisis in the financial and credit markets, all securities experienced significant market value volatility, and in some cases, repurchase agreement lenders would not accept non-Agency MBS as collateral.

Other ways in which we attempt to manage liquidity risk include pledging collateral with a fair value in excess of the margin required by our counterparties and maintaining a cushion of cash and unencumbered Agency MBS to meet potential margin calls on our repurchase agreements.  We also attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which protects us in the event of a counterparty’s failure to renew existing repurchase agreements either with favorable terms or at all.  As discussed within the “Liquidity and Capital Resources” section, we also manage our debt-to-equity ratio in order to remain within a range which management determines to be risk appropriate given current economic and market conditions.

For additional information regarding our use of forward-looking statements and risks that could cause actual events or results to differ materially from results expressed or implied in such forward-looking statements, see Item 1A, “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes, together with the Reports of the Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-30 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.  The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is included in the 2011 Proxy Statement under the captions “Compensation Committee,” “Executive Compensation” and “Directors’ Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2010, with respect to the Company’s equity compensation plans, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity Compensation Plans Approved by Shareholders:
2004 Stock Incentive Plan	45,000	$8.75	–
2009 Stock and Incentive Plan	–	–	2,452,970
Equity Compensation Plans Not Approved by Shareholders(3)	–	–	–
Total	45,000	$8.75	2,452,970

(1)	Amount includes all outstanding stock option awards, but excludes all outstanding stock appreciation rights, which can only be settled for cash.
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

The remaining information required by Item 12 is included in the 2011 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the 2011 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the 2011 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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

Number	Exhibit
10.5.1*
409A Amendment to Severance Agreement between Dynex Capital, Inc. and Stephen J. Benedetti, dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.6*
Employment Agreement, effective as of March 1, 2010, between Dynex Capital, Inc. and Thomas B. Akin (incorporated herein by reference to Exhibit 10.6 to Dynex’s Current Report on Form 8-K filed March 16, 2010).

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

10.9*
Dynex Capital, Inc. Performance Bonus Program, as approved August 5, 2010 (incorporated herein by reference to Exhibit 10.9 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

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

10.15
Underwriting Agreement, dated December 14, 2010, by and between Dynex Capital, Inc. and JMP Securities LLC (incorporated herein by reference to Exhibit 10.15 to Dynex’s Current Report on Form 8-K filed December 17, 2010).

10.16*	Form of Restricted Stock Agreement for Executive Officers under the Dynex Capital, Inc. 2009 Stock and Incentive Plan (filed herewith).
10.17*	Base salaries for named executive officers of Dynex Capital, Inc. (filed herewith).

Number	Exhibit
10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (filed herewith).
10.19
Underwriting Agreement, dated March 4, 2011, by and among Dynex Capital, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC (incorporated herein by reference to Exhibit 1.1 to Dynex’s Current Report on Form 8-K filed March 9, 2011).

21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

DYNEX CAPITAL, INC.
(Registrant)

March 16, 2011	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas B. Akin	Chairman and Chief Executive Officer	March 16, 2011
Thomas B. Akin	and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief	March 16, 2011
Stephen J. Benedetti	Operating Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 16, 2011
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Michael R. Hughes	Director	March 16, 2011
Michael R. Hughes

/s/ Barry Idgaloff	Director	March 16, 2011
Barry Igdaloff

/s/ Daniel K. Osborne	Director	March 16, 2011
Daniel K. Osborne

/s/ James C. Wheat, III	Director	March 16, 2011
James C. Wheat, III

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2010

DYNEX CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (Dynex) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynex’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

BDO USA, LLP

Richmond, Virginia
March 16, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited Dynex Capital, Inc.’s (Dynex) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dynex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynex Capital, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

BDO USA, LLP

Richmond, Virginia

March 16, 2011

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2010	December 31, 2009
ASSETS
Agency MBS (including pledged of $1,090,174 and $575,386, respectively)	$1,196,311	$594,120
Non-Agency MBS (including pledged of $259,350 and $82,770, respectively)	267,363	109,110
Securitized mortgage loans, net	152,962	212,471
Other investments, net	1,229	2,280
	1,617,865	917,981

Cash and cash equivalents	18,836	30,173
Derivative assets	692	1,008
Accrued interest receivable	6,105	4,583
Other assets, net	6,086	4,317
Total assets	$1,649,584	$958,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$1,234,183	$638,329
Non-recourse collateralized financing	107,105	143,081
Derivative liabilities	3,532	–
Accrued interest payable	1,079	1,208
Accrued dividends payable	8,192	4,207
Other liabilities	3,136	2,484
	1,357,227	789,309
Commitments and Contingencies (Note 13)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 9.5% cumulative convertible Series D; none and 4,221,539 shares issued and outstanding, respectively	–	41,749

Common stock, par value $.01 per share, 100,000,000 shares authorized; 30,342,897 and 13,931,512 shares issued and outstanding, respectively	303	139

Additional paid-in capital	538,304	379,717
Accumulated other comprehensive income	10,057	10,061
Accumulated deficit	(256,307)	(262,913)
	292,357	168,753
Total liabilities and shareholders’ equity	$1,649,584	$958,062

See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands except per share data)

	For the Year Ended December 31,
	2010	2009	2008
Interest income:
Agency MBS	$22,920	$20,962	$6,731
Non-Agency MBS	13,491	863	709
Securitized mortgage loans	12,234	17,169	20,886
Other investments	125	226	642
Cash and cash equivalents	11	16	685
	48,781	39,236	29,653
Interest expense:
Repurchase agreements	6,368	3,288	4,079
Non-recourse collateralized financing	7,989	9,801	13,416
Other interest (income) expense	(1)	1,582	1,611
	14,356	14,671	19,106

Net interest income	34,425	24,565	10,547
Provision for loan losses	(1,379)	(782)	(991)
Net interest income after provision for loan losses	33,046	23,783	9,556

Gain on sale of investments, net	2,891	171	2,316
Fair value adjustments, net	294	205	7,147
Other income, net	2,058	138	1,734
General and administrative expenses:
Compensation and benefits	(4,930)	(3,626)	(2,341)
Other general and administrative expenses	(3,887)	(3,090)	(3,291)

Net income	29,472	17,581	15,121
Preferred stock dividends	(3,061)	(4,010)	(4,010)

Net income to common shareholders	$26,411	$13,571	$11,111

Weighted average common shares:
Basic	17,595	13,088	12,166
Diluted	20,919	17,311	12,170
Net income per common share:
Basic	$1.50	$1.04	$0.91
Diluted	$1.41	$1.02	$0.91
Dividends declared per common share	$0.98	$0.92	$0.71
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	For the Year Ended December 31,
	2010	2009	2008

Net income	$29,472	$17,581	$15,121
Other comprehensive income:
Available-for-sale securities:
Change in market value	4,603	9,976	(2,725)
Reclassification of net gain on sale of investments	(779)	(171)	(2,317)
Reclassification of loss on acquisition of jointventure	–	2,490	–
Reclassification adjustment for joint venture’s other-than-temporary impairment	–	707	–
Net unrealized (loss) gain on cash flow hedginginstruments	(3,828)	1,008	–
Total other comprehensive income (loss)	(4)	14,010	(5,042)

Comprehensive income	29,468	31,591	10,079
Dividends declared on preferred stock	(3,061)	(4,010)	(4,010)
Comprehensive income to common shareholders	$26,407	$27,581	$6,069

See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance as of January 1, 2008	$41,749	$121	$366,716	$1,093	$(267,743)	$141,936
Common stock issuance	–	–	13	–	–	13
Restricted stock vesting	–	1	88	–	–	89
Cumulative effect of adoption of new accounting principle	–	–	–	–	943	943
Net income	–	–	–	–	15,121	15,121
Dividends on preferred stock	–	–	–	–	(4,010)	(4,010)
Dividends on common stock	–	–	–	–	(8,641)	(8,641)
Other comprehensive loss	–	–	–	(5,042)	–	(5,042)
Balance as of December 31, 2008	41,749	122	366,817	(3,949)	(264,330)	140,409
Common stock issuance	–	17	12,782	–	–	12,799
Granting and vesting of restricted stock	–	–	118	–	–	118
Net income	–	–	–	–	17,581	17,581
Dividends on preferred stock	–	–	–	–	(4,010)	(4,010)
Dividends on common stock	–	–	–	–	(12,154)	(12,154)
Other comprehensive income	–	–	–	14,010	–	14,010
Balance as of December 31, 2009	41,749	139	379,717	10,061	(262,913)	168,753
Common stock issuance	–	122	116,948	–	–	117,070
Granting and vesting of restricted stock	–	–	60	–	–	60
Conversion of preferred shares to common shares	(41,749)	42	41,707	–	–	–
Capitalized expenses associated with stock issuances	–	–	(128)	–	–	(128)
Cumulative effect of adoption of new accounting principle	–	–	–	–	12	12
Net income	–	–	–	–	29,472	29,472
Dividends on preferred stock	–	–	–	–	(3,061)	(3,061)
Dividends on common stock	–	–	–	–	(19,817)	(19,817)
Other comprehensive income	–	–	–	(4)	–	(4)
Balance as of December 31, 2010	$–	$303	$538,304	$10,057	$(256,307)	$292,357

See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$29,472	$17,581	$15,121
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(1,522)	(1,368)	(1,015)
(Decrease) increase in accrued interest payable	(129)	(448)	462
Provision for loan losses	1,379	782	991
Gain on sale of investments, net	(2,892)	(187)	(1,069)
(Gain) loss on redemption of securitization financing	(561)	16	(1,247)
Fair value adjustments, net	(294)	(205)	(7,147)
Amortization and depreciation	6,180	2,470	(1,585)
Stock based compensation expense (benefit)	626	527	(271)
Cash payments made on stock appreciation rights	(420)	–	–
Net change in other assets and other liabilities	(1,768)	463	2,412
Net cash and cash equivalents provided by operating activities	30,071	19,631	6,652

Investing activities:
Purchase of investments	(1,112,804)	(508,109)	(375,425)
Principal payments received on investments	315,709	117,675	40,731
Change in principal payment receivable on investments	168	(2,604)	(956)
Proceeds from sales of investments	56,585	18,707	51,423
Principal payments received on securitized mortgage loans	54,977	29,084	33,575
Other investing activities	(297)	18	318
Net cash and cash equivalents used in investing activities	(685,662)	(345,229)	(250,334)

Financing activities:
Borrowings under repurchase agreements, net	595,854	364,112	269,605
Borrowings under non-recourse collateralized financing	50,678	–	–
Principal payments on non-recourse collateralized financing	(43,829)	(17,271)	(24,114)
Redemption of securitization financing	(56,406)	(15,493)	–
Decrease (increase) in restricted cash	–	2,974	(2,974)
Proceeds from issuance of common stock	116,850	12,873	–
Dividends paid	(18,893)	(15,759)	(9,852)
Net cash and cash equivalents provided by financing activities	644,254	331,436	232,665

Net decrease in cash and cash equivalents	(11,337)	5,838	(11,017)
Cash and cash equivalents at beginning of period	30,173	24,335	35,352
Cash and cash equivalents at end of period	$18,836	$30,173	$24,335

Supplemental disclosure of cash activities:
Cash paid for interest	$14,568	$16,293	$19,123
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Reclassifications

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) and the instructions to the Annual Report on Form 10-K.  Certain items in the prior years’ consolidated balance sheets and consolidated statements of income have been reclassified to conform to the current year’s presentation.   The Company’s consolidated balance sheets now present separately its accrued dividends payable which was previously included in the balance presented for “Other Liabilities”.  In prior years, the Company’s consolidated statements of income presented “Obligation under payment agreement” and “Equity in income (loss) of joint venture, net” which are both related to a joint venture in which the Company owned less than 50% interest.  The Company no longer participates in any joint venture, and therefore these amounts for prior years are now included within “Other interest (income) expense, net” and “Other income, net”, respectively.  These reclassifications did not have an effect on reported total assets, total liabilities, net interest income, or net income for any of the periods presented.

Consolidation of Subsidiaries

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810.  The Company follows the equity method of accounting for investments with greater than a 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.

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

Investments

The Company’s investments include Agency mortgage-backed securities (“MBS”), non-Agency MBS, securitized mortgage loans, and other investments.

Agency MBS. Agency MBS are comprised of residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  The Company’s Agency RMBS are comprised primarily of hybrid Agency ARMs and Agency ARMs.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable-rate mortgage loans which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable-rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods.

Interest rates on the adjustable-rate mortgage loans collateralizing the hybrid Agency ARMs or Agency ARMs are based on specific index rates, such as the one-year constant maturity treasury, or CMT rate, the London Interbank Offered Rate, or LIBOR, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI.  These loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

The Company’s Agency CMBS are typically comprised of fixed-rate securities issued primarily by Fannie Mae.  These securities are collateralized mostly by first mortgage loans on multifamily properties that are usually either locked out of prepayment options or have yield maintenance provisions which provide the Company protection against prepayment of the investment.

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

Non-Agency MBS.  The Company’s non-Agency MBS are comprised of RMBS and CMBS, the majority of which are rated as investment grade.  Interest rates for non-Agency MBS collateralized with ARMs are based on indexes similar to those of Agency MBS.  Like Agency MBS, the Company accounts for its non-Agency MBS in accordance with ASC Topic 320, and all of the Company’s non-Agency MBS are designated as available-for-sale with changes in their fair value reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.

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

Allowance for Loan Losses

An allowance for loan losses has been estimated and established for currently existing and probable losses for mortgage loans that are considered impaired.  Provisions made to increase the allowance are charged as a current period expense.  Commercial mortgage loans are secured by income-producing real estate and are evaluated individually for impairment when the debt service coverage ratio on the mortgage loan is less than 1:1 or when the mortgage loan is delinquent.  An allowance may be established for a particular impaired commercial mortgage loan.  Commercial mortgage loans not evaluated for individual impairment or not deemed impaired are evaluated for a general allowance.  Certain of the commercial mortgage loans are covered by mortgage loan guarantees that limit the Company’s exposure on these mortgage loans.  Single-family mortgage loans are considered homogeneous and are evaluated on a pool basis for a general allowance.

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

Repurchase Agreements

Repurchase agreements are treated as financings in accordance with the provision of ASC Topic 860 under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate.  A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged.  Repurchase agreement financing is recourse to the Company and the assets pledged.  The Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provide that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

Securitization Transactions

The Company has securitized mortgage loans and non-Agency CMBS through securitization transactions by transferring financial assets to a wholly owned trust, where the trust issues non-recourse securitization financing bonds pursuant to an indenture.  The Company retains some form of control over the transferred assets, and therefore the trust is included in the consolidated financial statements of the Company.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of the Company (presented as securitized mortgage loans on the balance sheet), and the associated bonds issued are treated as debt of the Company (presented as a portion of non-recourse collateralized financing on the balance sheet).  The Company has retained certain of the bonds issued by the trust and has transferred collateral in excess of the bonds issued.  This excess is typically referred to as over-collateralization.  Each securitization trust generally provides the Company the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

Derivative Instruments

The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“interest rate agreements”) to manage its sensitivity to changes in interest rates.  The Company accounts for its interest rate agreements under ASC Topic 815, designating each as either cash flow hedging positions or trading positions using criteria established therein.  In order to qualify as a cash flow hedge, ASC Topic 815 requires formal documentation to be prepared at the inception of the interest rate agreement that meets certain conditions.  If these conditions are not met, an interest rate agreement will be classified as a trading position.

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

Interest Income

Interest income on Agency and non-Agency MBS that are rated “AAA” and loans is recognized over the expected life of the investment using the effective interest method.  Interest income on non-Agency MBS that are rated “AA” or lower is recognized over the expected life as adjusted for estimated prepayments and credit losses of the securities in accordance with ASC Topic 325.  For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is significantly past due or when the primary servicer of the loan fails to advance the interest and/or principal due on the loan.  Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement.  For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected.  All interest accrued but not collected for investments that are placed on a non-accrual status or are charged-off is reversed against interest income.  Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Other-than-Temporary Impairments

The Company evaluates all debt securities in its investment portfolio for other-than-temporary impairments by applying the guidance prescribed in ASC Topic 320, which states that a debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the Company intends, or is required, to sell the security before recovery of the security’s amortized cost basis.  Although the principal and interest related to Agency MBS are guaranteed by the issuers, who have the implicit guarantee of the U.S. government, the Company assesses its ability to hold an Agency MBS with an unrealized loss until the recovery in its value.  Please see Note 10 for additional information related to the Company’s evaluation for other-than-temporary impairments.

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

Recent Accounting Pronouncements

In January 2010, FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2010-01 which amends the accounting guidance specified in ASC Topic 505.  Specifically, the amendment clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update is effective for interim and annual reporting periods ending on or after December 15, 2009, and should be applied retrospectively.  The Company has only distributed cash dividends to its shareholders, and does not currently intend to change this policy.  As such, this amendment to ASC Topic 505 did not have and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In April 2010, FASB issued ASU No. 2010-18, which amends ASC Topic 310 to provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted.  Management has evaluated these amendments and has determined that they do not have a material impact on the Company’s financial condition or results of operations.

In July 2010, FASB issued ASU No. 2010-20, which amends ASC Topic 310 to require additional disclosures regarding an entity’s long-term financing receivables that are measured at amortized cost.  Specifically, entities are to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class; the aging of past due financing receivables at the end of the reporting period by class; and the nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for credit losses.  For public entities, the disclosure requirements of ASC Topic 310 regarding financing receivables as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  Subsequently, in January 2011, FASB issued ASU No. 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20.  This delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  Because these amendments to ASC Topic 310 relate only to disclosures and do not alter GAAP, they do not impact the Company’s financial condition or results of operations.

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

	For the Years Ended December 31,
	2010		2009		2008
	Income	Weighted Average Common Shares	Income	Weighted Average Common Shares	Income	Weighted Average Common Shares

Net income	$29,472		$17,581		$15,121
Preferred stock dividends	(3,061)		(4,010)		(4,010)
Net income to common shareholders	26,411	17,595,022	13,571	13,088,154	11,111	12,166,558
Effect of dilutive items	3,061	3,324,014	4,010	4,222,826	–	3,053
Diluted income	$29,472	20,919,036	$17,581	17,310,980	$11,111	12,169,611

Net income per common share:
Basic	$1.50		$1.04		$0.91
Diluted	$1.41		$1.02		$0.91

Components of dilutive items:
Convertible preferred stock	$3,061	3,319,395	$4,010	4,221,539	–	–
Stock options	–	4,619	–	1,287	–	3,053
	$3,061	3,324,014	$4,010	4,222,826	$11,111	3,053

Because their inclusion would have been anti-dilutive, the calculation of diluted net income per common share excludes 15,000 unexercised stock option awards for the year ended December 31, 2010, 70,000 unexercised stock option awards for the year ended December 31, 2009, and 118,053 unexercised stock option awards and 4,221,539 convertible preferred shares for the year ended December 31, 2008.

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of the periods indicated:

	December 31, 2010			December 31, 2009
	RMBS	CMBS	TOTAL	RMBS	CMBS	TOTAL
Principal/par value	$937,376	$190,511	$1,127,887	$566,656	$–	$566,656
Principal receivable	3,732	–	3,732	3,559	–	3,559
Unamortized premium	43,776	18,757	62,533	12,991	–	12,991
Unamortized discount	(36)	–	(36)	(44)	–	(44)
Amortized cost	984,848	209,268	1,194,116	583,162	–	583,162
Gross unrealized gains	8,266	567	8,833	11,261	–	11,261
Gross unrealized losses	(3,371)	(3,267)	(6,638)	(303)	–	(303)
Fair value	$989,743	$206,568	$1,196,311	$594,120	$–	$594,120
Weighted average coupon	4.46%	5.41%	4.62%	4.75%	–	4.75%

The Company purchased $908,407 and sold $18,762 of Agency MBS during the year ended December 31, 2010 on which it recognized gains of $702.  The Company purchased $389,220 of Agency MBS during the year ended December 31, 2009, but did not sell any Agency MBS during that same period.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of the periods indicated:

	December 31, 2010			December 31, 2009
	RMBS	CMBS	TOTAL	RMBS	CMBS	TOTAL
Principal/par value	$16,101	$247,501	$263,602	$7,705	$114,103	$121,808
Unamortized premium	138	5,352	5,490	–	4,177	4,177
Unamortized discount	(1,115)	(11,296)	(12,411)	(1,243)	(13,727)	(14,970)
Amortized cost	15,124	241,557	256,681	6,462	104,553	111,015
Gross unrealized gains	632	10,978	11,610	416	2,795	3,211
Gross unrealized losses	(348)	(580)	(928)	(971)	(4,145)	(5,116)
Fair value	$15,408	$251,955	$267,363	$5,907	$103,203	$109,110
Weighted average coupon	4.54%	6.49%	6.37%	7.93%	7.96%	7.96%

The Company’s non-Agency CMBS are comprised primarily of investment-grade rated securities with a fair value of $246,948 and $99,092, as of December 31, 2010 and December 31, 2009, respectively.  The Company purchased or redeemed $183,045 and sold $31,328 of non-Agency CMBS for which it recognized gains of $77 during the year ended December 31, 2010.

The Company also purchased $11,893 of non-Agency RMBS during the year ended December 31, 2010.  The Company did not purchase any non-Agency RMBS during the year ended December 31, 2009.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans as of the periods indicated:

	December 31, 2010	December 31, 2009
Securitized mortgage loans:
Commercial, unpaid principal balance	$99,432	$137,567
Single-family, unpaid principal balance	54,181	61,336
	153,613	198,903
Funds held by trustees, including funds held for defeasance	3,455	17,737
Unamortized discounts and premiums, net	364	43
Loans, at amortized cost	157,432	216,683
Allowance for loan losses	(4,470)	(4,212)
	$152,962	$212,471

Commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 80% of commercial mortgage loans are secured by multifamily properties.  The Company identified securitized commercial mortgage loans with combined unpaid principal balances of $18,219 as being impaired as of December 31, 2010 compared to impairments of $20,491 as of December 31, 2009.  The Company recognized $609 of interest income on impaired securitized commercial mortgage loans for the year ended December 31, 2010 compared to $1,423 of interest income for the year ended December 31, 2009.

Funds held by trustees as of December 31, 2010 and December 31, 2009 include $3,306 and $17,588, respectively, of cash and cash equivalents held by the trust for defeased commercial mortgage loans.  These funds were paid by the borrower to the securitization trust pursuant to the contractual terms of the mortgage loan and represent replacement collateral for defeased loans.  In accordance with the underlying agreements, cash payments are made by the securitization trust using these defeased amounts until the funds held for that particular defeased mortgage loan equal the scheduled principal balance of the original loan.  At that point a final distribution to the trust is made as payment in full of the principal amount due on the loan.

Single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  The Company identified securitized single-family mortgage loans with combined unpaid principal balances of $3,587 as being impaired as of December 31, 2010 compared to impairments of $4,065 as of December 31, 2009.  Of these amounts, $1,480 and $1,512 represent the unpaid principal balances of the loans in foreclosure as of December 31, 2010 and December 31, 2009, respectively.  The Company recognized $205 of interest income on impaired securitized single-family mortgage loans for the year ended December 31, 2010 compared to $319 on impaired single-family mortgage loans for the year ended December 31, 2009.

All of the securitized mortgage loans are pledged as collateral for the associated securitization financing bonds, which are discussed further in Note 9.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the components of the allowance for loan losses as of the periods indicated:

	December 31, 2010	December 31, 2009
Securitized commercial mortgage loans	$4,200	$3,935
Securitized single-family mortgage loans	270	277
	4,470	4,212
Other investments	–	96
	$4,470	$4,308

The following table presents certain information on impaired single-family and commercial securitized mortgage loans as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Commercial	Single-family	Commercial	Single-family
Amortized cost basis of impaired loans	$18,154	$3,646	$20,465	$4,152
Allowance for loan losses	(4,200)	(270)	(3,935)	(277)
Investment in excess of allowance	$13,954	$3,376	$16,530	$3,875

The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	Commercial	Single-family
Allowance as of January 1, 2008	$2,590	$131
Provision for loan losses	937	54
Credit losses, net of recoveries	–	(5)
Allowance as of December 31, 2008	3,527	180
Provision for loan losses	433	254
Credit losses, net of recoveries	(25)	(157)
Allowance as of December 31, 2009(1)	3,935	277
Provision for loan losses	1,194	–
Credit losses, net of recoveries	(929)	(7)
Allowance as of December 31, 2010(2)	$4,200	$270

(1)	Activity shown excludes provision of $96 related to the Company’s unsecuritized mortgage loan portfolio for the year ended December 31, 2009.
(2)	Activity shown excludes provision of $185 and credit losses of $(281) related to the Company’s unsecuritized mortgage loan portfolio for the year ended December 31, 2010.

NOTE 7 – DERIVATIVES

Please see Note 1 for additional information related to the Company’s accounting policies for derivative instruments.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments under ASC Topic 815 as well as their classification on the balance sheet as of the periods indicated:
Type of Derivative	Balance Sheet Location	Fair Value As of December 31, 2010	Fair Value As of December 31, 2009
Interest rate swaps	Derivative assets	$692	$1,008
Interest rate swaps	Derivative liabilities	(3,532)	–
		$(2,840)	$1,008

The Company’s objective for using interest rate swaps is to minimize its exposure to the risk of increased interest expense resulting from its use of existing and forecasted short-term, fixed-rate borrowings.  The sequential rollover nature of the repurchase agreement financings creates a variable interest expense pattern.  The changes in the cash flows of the interest rate swaps listed above are expected to be highly effective at offsetting changes in the interest portion of the cash flows expected to be paid at maturity of each borrowing.

The following table summarizes information regarding the Company’s outstanding interest rate swap agreements as of December 31, 2010:

Maturity Date	Notional Amount	Fixed Rate Swapped

November 24, 2011	$25,000	0.96%
February 8, 2012	75,000	1.03%
November 24, 2012	50,000	1.53%
May 8, 2014	35,000	1.93%
December 24, 2014	30,000	2.50%
December 15, 2015	25,000	1.75%
December 15, 2015	25,000	1.77%
December 15, 2015	50,000	2.01%
December 16, 2015	30,000	2.23%
	$345,000

These interest rate swaps have been designated as cash flow hedging positions.  The Company did not have derivative instruments designated as trading positions as of December 31, 2010 or December 31, 2009.

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of income for the years ended December 31, 2010 and December 31, 2009, respectively.  The Company did not hold any derivative financial instruments during the year ended December 31, 2008.

For the Year Ended December 31, 2010
Type of Derivative Designated as Cash Flow Hedge	Amount of Loss Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Statement of Income (Effective Portion)	Amount Reclassified from OCI into Statement of Income (Effective Portion)	Location of Amount Recognized in Statement of Income (Ineffective Portion)	Amount Recognized in Statement of Income (Ineffective Portion)
Interest rate swaps	$6,315	Interest expense	$(2,487)	Other income, net	$20

For the Year Ended December 31, 2009
Type of Derivative Designated as Cash Flow Hedge	Amount of Gain Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Statement of Income (Effective Portion)	Amount Reclassified from OCI into Statement of Income (Effective Portion)	Location of Amount Recognized in Statement of Income (Ineffective Portion)	Amount Recognized in Statement of Income (Ineffective Portion)
Interest rate swaps	$(905)	Interest expense	$(103)	Other income, net	$–

The Company estimates that an additional $4,531 will be reclassified to earnings from AOCI as an increase to interest expense during the next 12 months.  The table below presents the effect of the Company’s derivatives designated as hedging instruments on the Company’s accumulated other comprehensive income for the periods indicated:

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Balance at beginning of period	$1,008	$–
Change in fair value of interest rate swaps	(6,315)	905
Reclassification adjustment for amounts included in statement of operations	2,487	103
Balance at end of period	$(2,820)	$1,008

As of December 31, 2010, the Company had margin requirements for its interest rate swaps for which Agency MBS with a fair value of $3,174 and cash of $894 have been posted as collateral.

The interest rate agreements the Company has with its derivative counterparties contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.  Additionally, the agreements outstanding with certain derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of December 31, 2010, the Company had derivatives in a liability position totaling $3,631, inclusive of accrued interest but excluding any adjustment for nonperformance risk, for which it had pledged collateral of $4,068 to its derivative counterparties.  If the Company had breached any of these agreements as of December 31, 2010, it could have been required to settle those derivatives at their termination value of $3,631.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements for the periods indicated by the type of securities collateralizing the repurchase agreement:

	December 31, 2010
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$869,537	0.33%	$908,375
Agency CMBS	150,178	0.31%	161,143
Non-Agency CMBS	135,143	1.29%	164,871
Non-Agency RMBS	12,126	1.31%	13,628
Securitization financing bonds (see Note 9)	67,199	1.36%	79,080
	$1,234,183	0.50%	$1,327,097

	December 31, 2009
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$540,586	0.60%	$575,386
Non-Agency CMBS	73,338	1.73%	82,770
Securitization financing bonds (see Note 9)	24,405	1.59%	34,431
	$638,329	0.76%	$692,587

As of December 31, 2010 and December 31, 2009, the repurchase agreements had the following original maturities:

Original Maturity	December 31, 2010	December 31, 2009
30 days or less	$478,848	$69,576
31 to 60 days	372,702	300,413
61 to 90 days	202,569	180,643
Greater than 90 days	180,064	87,697
	$1,234,183	$638,329

As of December 31, 2010, the maximum amount of equity at risk under repurchase agreements with any individual counterparty is $25,979.  The combined weighted average original term to maturity is 50 days.

The repurchase agreements the Company has with its various counterparties contain covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its other obligations.  Additionally, agreements with certain counterparties allow those counterparties to require settlement of its outstanding transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its obligations.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

The following table summarized information about the Company’s non-recourse collateralized financing for the periods indicated:

		December 31, 2010
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding(1)	Value of Collateral(2)
Securitization financing:
Secured by commercial mortgage loans	7.2% fixed	3.7	$23,669	$97,959	(3)
Secured by non-Agency CMBS	6.2% fixed	3.4	15,000	16,754
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.4	21,183	21,889
TALF financing: (4)
Secured by non-Agency CMBS	2.7% fixed	2.2	50,713	64,097
Unamortized net bond premium and deferred costs			(3,460)	n/a
			$107,105	$200,699

(1)
For comparative purposes, balances outstanding for securitization financing secured by commercial mortgage loans and single-family mortgage loans were $121,168 and $23,852 as of December 31, 2009, respectively.  There were no outstanding securitization financings secured by non-Agency CMBS as of December 31, 2009.

(2)
For comparative purposes, the unpaid principal balances (including defeased loans) of the commercial mortgage loans and single-family mortgage loans collateralizing the outstanding securitization financing bonds were $142,039 and $24,563, respectively, as of December 31, 2009.

(3)
The value of the commercial mortgage loans collateralizing the bond class with $23,669 remaining outstanding represents the unpaid principal balance, which includes proceeds from defeased loans.  The value of the commercial mortgage loans also includes the amounts collateralizing the bond classes of the trust that the Company has redeemed.  These redeemed classes are senior to the outstanding class and have a balance as of December 31, 2010 of $54,519, which must be paid in full before any proceeds from the collateral may be used to pay the balance of the outstanding class.

(4)	Financing provided by the Federal Reserve Bank of New York under its Term Asset-Backed Securities Loan Facility (“TALF”). The Company did not have TALF financing as of December 31, 2009.

The Company has redeemed securitization bonds in the past, and in certain instances, the Company has kept the bond outstanding and used it as collateral for additional repurchase agreement borrowings.  These additional borrowings may have been used to either finance the bond redemption or to purchase additional investments.  Although these bonds are legally outstanding, the balances are eliminated in consolidation because the issuing trust is included in the Company’s consolidated financial statements.

In August 2010, the Company redeemed $56.4 million of securitization financing that it had issued in 1997 with commercial mortgage loans as collateral, and replaced it with thirty-day repurchase agreement financing.  The effective rate on the redeemed securitization financing of 8.76% was replaced with repurchase agreement financing at an effective rate of 1.36% as of December 31, 2010. The following table summarizes information regarding all of the Company’s redeemed bonds that have an outstanding balance as of December 31, 2010:

Collateral Type	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Single-family mortgage loans	$25,743	$23,493	$20,522
Commercial mortgage loans	54,519	55,587	46,677
	$80,262	$79,080	$67,199

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

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, the Company’s assets and liabilities carried at fair value and included in this category are non-Agency MBS.

The following table presents the fair value of the Company’s assets and liabilities as of December 31, 2010, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$1,196,311	$–	$1,196,311	$–
Non-Agency MBS:
RMBS	15,408	–	6,101	9,307
CMBS	251,955	–	105,277	146,678
Other investments	25	–	–	25
Derivative assets	692	–	692	–
Total assets carried at fair value	$1,464,391	$–	$1,308,381	$156,010

Liabilities:
Derivative liabilities	$3,532	$–	$3,532	$–
Total liabilities carried at fair value	$3,532	$–	$3,532	$–

The Company’s Agency MBS, as well a portion of its non-Agency CMBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency RMBS and non-Agency CMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows modeled using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, as well as certain other relevant information.  The following tables present the beginning and ending balances of the Level 3 fair value estimates for the years ended December 31, 2010 and December 31, 2009:

	Level 3 Fair Values
	Non-Agency RMBS	Non-Agency CMBS	Other	Total assets
Balance as of December 31, 2009	$5,907	$103,203	$131	$109,241
Cumulative effect of adoption of new accounting principle	–	14,924	–	14,924
Balance as of January 1, 2010	5,907	118,127	131	124,165
Total realized and unrealized gains (losses):
Included in the statement of operations (1)	(5)	77	–	72
Included in other comprehensive income	668	9,265	–	9,933
Purchases	5,449	79,377	–	84,826
Sales	–	(31,405)	(106)	(31,511)
Principal payments	(2,725)	(27,585)	–	(30,310)
(Amortization) accretion	13	(1,178)	–	(1,165)
Transfers in and/or out of Level 3	–	–	–	–
Balance as of December 31, 2010	$9,307	$146,678	$25	$156,010
(1)	Realized gains (losses) are included within “Gain on sale of investments, net” in the Company’s statement of operations.

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$1,196,311	$1,196,311	$594,120	$594,120
Non-Agency RMBS	15,408	15,408	5,907	5,907
Non-Agency CMBS	251,955	251,955	103,203	103,203
Securitized mortgage loans, net	152,962	142,177	212,471	186,547
Other investments	1,229	1,112	2,280	2,079
Derivative assets	692	692	1,008	1,008

Liabilities:
Repurchase agreements	1,234,183	1,234,183	638,329	638,329
Non-recourse collateralized financing	107,105	109,395	143,081	132,234
Derivative liabilities	3,532	3,532	–	–

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of December 31, 2010 or December 31, 2009.

The following table presents certain information for Agency MBS and non-Agency MBS that were in an unrealized loss position as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$695,854	$6,638	$73,288	$302
Non-Agency MBS	45,602	592	92,438	4,145
One year or more:
Non-Agency MBS	3,494	337	4,087	971
	$173,166	$2,701	$169,813	$5,418

Because the principal and interest related to Agency MBS are guaranteed by the issuers, who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related.  The Company assesses its ability to hold an Agency MBS with an unrealized loss until the recovery in its value.  This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of December 31, 2010 are temporary.

The Company reviews the estimated future cash flows for its non-Agency MBS to determine whether there have been adverse changes in the cash flows that necessitate recognition of other-than-temporary impairment amounts.  Approximately $3,505 of the $49,096 non-Agency MBS in an unrealized loss position as of December 31, 2010 are investment grade MBS collateralized by mortgage loans that were originated during or prior to 1999.  Based on the credit rating of these MBS and the seasoning of the mortgage loans collateralizing these securities, the impairment of these MBS is not determined to be other-than-temporary as of December 31, 2010.

The estimated cash flows of the remaining $45,591 of non-Agency MBS were reviewed based on the performance of the underlying mortgage loans collateralizing the MBS as well as projected loss and prepayment rates.  Based on that review, management did not determine any adverse changes in the timing or amount of estimated cash flows that necessitate recognition of other-than-temporary impairment amounts as of December 31, 2010.

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company has a continuous equity placement program (“EPP”) whereby the Company may offer and sell through its sales agent shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings,” as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  During the year ended December 31, 2010, the Company has received proceeds of $48,695, net of broker sales commission, for 5,192,816 shares of common stock sold under its EPP at a weighted average price of $9.56.

On December 17, 2010, the Company closed a public offering of 6,900,000 shares of its common stock, including 900,000 shares pursuant to an option that was fully exercised by the underwriters, at a public offering price of $10.20 per share for total net proceeds of approximately $67,689 after deduction of underwriting discounts, commissions and estimated expenses.  The Company intends to use the net proceeds from this offering to acquire additional investments consistent with its investment policy and for general corporate purposes, which may include, among other things, repayment of maturing obligations, capital expenditures and working capital.

Effective October 15, 2010, the Company redeemed all 4,221,539 shares of its outstanding shares of the Company’s Series D 9.50% Cumulative Convertible Preferred Stock (the “Series D Preferred Stock”) in exchange for one share of its common stock.  As of December 31, 2010, the Company does not have any outstanding shares of of the Series D Preferred Stock.

The Company also issued shares under its 2009 Stock and Incentive Plan for a portion of management’s 2009 performance bonus as well as for a portion of the Chief Executive Officer’s 2010 salary through December 31, 2010.

On December 13, 2010, the Company declared a fourth quarter common stock dividend of $0.27 to be paid on January 31, 2011 to shareholders of record on December 31, 2010.

NOTE 12 – EMPLOYEE BENEFITS

Stock Incentive Plan

Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant to eligible employees, directors or consultants or advisors to the Company stock based compensation, including stock options, stock appreciation rights (“SARs”), stock awards, dividend equivalent rights, performance shares, and stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 2,452,970 shares remain available as of December 31, 2010.  Although the Company is no longer issuing stock based compensation under its 2004 Stock Incentive Plan, there are stock options, SARs, and restricted stock still outstanding and exercisable thereunder as of December 31, 2010.

SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period as required by ASC Topic 718.  As of December 31, 2010, the fair value of the Company’s outstanding unexercised SARs of $492 is recorded as part of “Other liabilities” on its consolidated balance sheet and the weighted average remaining contractual term is 24 months.  The fair value of SARs was estimated as of December 31, 2010 and December 31, 2009 using the Black-Scholes option valuation model based upon the assumptions in the table below.

	December 31, 2010	December 31, 2009
Expected volatility	16.2%-18.6%	25.4%-30.9%
Weighted-average volatility	17.3%	29.4%
Expected dividends	9.9%-10.3%	10.4%
Expected term (in months)	12	18
Weighted-average risk-free rate	0.81%	1.87%
Range of risk-free rates	0.4%-1.3%	1.44%-2.42%

The following tables present a rollforward of the SARs activity for the period ending December 31, 2010:

	Number of Shares	Weighted-Average Exercise Price
SARs outstanding as of January 1, 2010	278,146	$7.27
SARs granted	–	–
SARs forfeited, redeemed, or exercised	(141,271)	7.24
SARs outstanding as of December 31, 2010	136,875	$7.31
SARs vested and exercisable as of December 31, 2010	116,875	$7.35

Because the remaining 20,000 nonvested SARs vested on January 3, 2011, all remaining compensation cost related to these awards has been expensed as of December 31, 2010.  There was no activity related to SARs outstanding SARs for the years ended December 31, 2009 or 2008.

The stock options and restricted stock issued by the Company may be settled only in shares of its common stock; and therefore have been treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718.  The compensation cost related to all stock options has been expensed in prior periods.  As of December 31, 2010 and December 31, 2009, the fair value of the Company’s outstanding restricted stock remaining to be amortized into net income is $102 and $162, respectively.

The following tables present a rollforward of the stock option activity for the periods presented:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding as of January 1, 2008 (all vested and exercisable)	90,000	$8.27
Options granted	25,000	9.81
Options forfeited	(5,000)	9.81
Options exercised	–	–
Options outstanding as of December 31, 2008 (all vested and exercisable)	110,000	$8.61
Options granted	–	–
Options forfeited	(15,000)	8.30
Options exercised	–	–
Options outstanding as of December 31, 2009 (all vested and exercisable)	95,000	$8.59
Options granted	–	–
Options forfeited	–	–
Options exercised	(50,000)	8.45
Options outstanding as of December 31, 2010 (all vested and exercisable)	45,000	$8.75

The following tables present a rollforward of the restricted stock activity for the periods presented:

Number of Shares of Restricted Stock
Restricted stock as of January 1, 2008	–
Restricted stock granted	33,500
Restricted stock forfeited	–
Restricted stock vested	(3,500)
Restricted stock outstanding as of December 31, 2008	30,000
Restricted stock granted	10,000
Restricted stock forfeited	–
Restricted stock vested	(7,500)
Restricted stock outstanding as of December 31, 2009	32,500
Restricted stock granted	10,000
Restricted stock forfeited	–
Restricted stock vested	(17,500)
Restricted stock outstanding as of December 31, 2010	25,000

Total stock based compensation expense (benefit) recognized by the Company for the years ended December 31, 2010, 2009, and 2008 is $627, $526, and $(271), respectively.

Employee Savings Plan

The Company provides an Employee Savings Plan under Section 401(k) of the Code.  The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis.  The Company matches the employees’ contribution, up to 6% of the employees’ eligible compensation.  The Company may also make discretionary contributions based on the profitability of the Company.  The total expense related to the Company’s matching and discretionary contributions was $90, $77, and $64 for the years ended December 31, 2010, 2009, and 2008, respectively.  The Company does not provide post-employment or post-retirement benefits to its employees.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties to various legal proceedings, including those described below.  Although the ultimate outcome of any of these legal proceedings cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of these proceedings, including those described below, will not have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, the resolution of any of these proceedings could have a material impact on results of operations in a given reporting period as the proceedings are resolved.

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

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former president and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, "Defendants") are defendants in a putative class action brought by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters") in the United States District Court for the Southern District of New York ("District Court"). The original complaint, which was filed on February 7, 2005 alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds ("Bonds"), which are collateralized by manufactured housing loans. After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against the Company and MERIT. Teamsters filed an amended complaint on August 6, 2008, which essentially restated the same allegations as the original complaint and added the Company’s former president and current Chief Operating Officer/Chief Financial Officer as defendants. The District Court denied Defendants’ motion to dismiss the amended complaint.  Teamster’s seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds. On March 7, 2011, the District Court granted Teamsters’ motion to certify the class for this action.  The Company has evaluated the allegations made in the complaint, and continues to believe them to be without merit and intends to defend itself against them vigorously, including appealing the District Court’s decision certifying the class for this action.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31, 2010 and December 31, 2009 is comprised of the following items:

	December 31, 2010	December 31, 2009
Available for sale investments:
Unrealized gains	$20,443	$14,472
Unrealized losses	(7,566)	(5,419)
	12,877	9,053
Hedging instruments:
Unrealized gains	692	1,008
Unrealized losses	(3,512)	–
	(2,820)	1,008

Accumulated other comprehensive income	$10,057	$10,061

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 15 – RELATED PARTY TRANSACTIONS

As discussed in Note 13, the Company and DCI have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company.  The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI’s portion.  DCI’s cumulative portion of costs associated with litigation and funded by the Company is $3,391 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation.  DCI costs funded by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum.  As of December 31, 2010, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was $6,944, which has been fully reserved by the Company.  DCI is currently wholly owned by ICD Holding, Inc.  An executive of the Company is the sole shareholder of ICD Holding, Inc.

NOTE 16 – NON-CONSOLIDATED AFFILIATES

The Company holds a 1% limited partnership interest in a partnership that owns a low-income housing tax credit multifamily housing property located in Texas.  The Company has loaned the partnership $1,038, $52 of which was advanced to the partnership during 2010.  These advances and the accrued interest thereon are due on demand.  The Company, through a subsidiary, has made a first mortgage loan to the partnership secured by the property, with a current unpaid principal balance of $1,253.  Because the Company does not have control or exercise significant influence over the operations of this partnership, its investment in the partnership is accounted for using the cost method as per ASC Topic 325.

NOTE 17 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$7,197	$7,932	$8,401	$10,896
Net interest income after provision for loan losses	6,788	7,782	8,190	10,286
Net income	5,537	7,267	7,022	9,646
Basic net income per common share	0.32	0.41	0.35	0.41
Diluted net income per common share	0.30	0.38	0.33	0.40
Cash dividends declared per common share	0.23	0.23	0.25	0.27

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$5,044	$5,881	$6,597	$7,043
Net interest income after provision for loan losses	4,865	5,742	6,349	6,827
Net income	3,134	4,370	6,002	4,075
Basic net income per common share	0.18	0.26	0.37	0.23
Diluted net income per common share	0.18	0.25	0.34	0.23
Cash dividends declared per common share	0.23	0.23	0.23	0.23

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Annual Report on Form 10-K was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that provide additional evidence about conditions of the Company that existed as of December 31, 2010, or that qualify as “recognized subsequent events” as defined by ASC Topic 855.

The following events, which occurred subsequent to December 31, 2010 and before the filing of this Annual Report on Form 10-K, qualify as “nonrecognized subsequent events” as defined by ASC Topic 855:

The Company issued 9,922,237 shares of its common stock since December 31, 2010 for the following transactions.  The Company issued 409,237 shares through its EPP, which generated net proceeds of $4,332.  The Company also issued and sold 9,200,000 shares at a public offering price of $10.35 per share, which closed on March 9, 2011 and resulted in proceeds to the Company of $90,459, before expenses.  The Company issued 10,000 shares to a former director related to his exercise of a stock option issued under the 2004 Stock Incentive Plan.  In addition, on February 11, 2011, the Company granted 303,000 shares of restricted stock to certain officers and employees of the Company under the 2009 Stock and Incentive Plan, which vest over periods ranging from three to four years.