Form 10-Q
period 2011-03-31
DYNEX CAPITAL INC
filed 2011-05-10
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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
Yes           ☐           No           ☑

On May 6, 2011, the registrant had 40,323,159 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Agency MBS (including pledged of $1,723,957 and $1,090,174, respectively)	$1,869,765	$1,192,579
Non-Agency MBS (including pledged of $262,459 and $259,350, respectively)	265,229	267,356
Securitized mortgage loans, net	143,445	152,962
Other investments, net	1,171	1,229
	2,279,610	1,614,126

Cash and cash equivalents	49,840	18,836
Derivative assets	3,021	692
Principal receivable on investments	10,903	3,739
Accrued interest receivable	9,563	6,105
Other assets, net	6,879	6,086
Total assets	$2,359,816	$1,649,584

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$1,848,883	$1,234,183
Non-recourse collateralized financing	106,223	107,105
Derivative liabilities	3,236	3,532
Accrued interest payable	1,311	1,079
Accrued dividends payable	10,886	8,192
Other liabilities	5,784	3,136
	1,976,323	1,357,227
Commitments and Contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 40,318,159 and 30,342,897 shares issued and outstanding, respectively	403	303
Additional paid-in capital	633,620	538,304
Accumulated other comprehensive income	6,383	10,057
Accumulated deficit	(256,913)	(256,307)
	383,493	292,357
Total liabilities and shareholders’ equity	$2,359,816	$1,649,584

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Agency MBS	$11,518	$4,868
Non-Agency MBS	3,691	2,501
Securitized mortgage loans	2,219	3,623
Other investments	33	32
Cash and cash equivalents	4	3
	17,465	11,027
Interest expense:
Repurchase agreements	3,428	1,263
Non-recourse collateralized financing	1,306	2,567
	4,734	3,830

Net interest income	12,731	7,197
Provision for loan losses	(250)	(409)
Net interest income after provision for loan losses	12,481	6,788

Gain on sale of investments, net	–	77
Fair value adjustments, net	(126)	82
Other income, net	43	669
General and administrative expenses:
Compensation and benefits	(1,132)	(972)
Other general and administrative expenses	(986)	(1,107)

Net income	10,280	5,537
Preferred stock dividends	–	(1,003)

Net income to common shareholders	$10,280	$4,534

Weighted average common shares:
Basic	33,153	14,210
Diluted	33,157	18,437
Net income per common share:
Basic	$0.31	$0.32
Diluted	$0.31	$0.30

Dividends declared per common share	$0.27	$0.23

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Net income	$10,280	$5,537
Other comprehensive income:
Available-for-sale securities:
Change in market value	(6,631)	5,313
Reclassification adjustment for net gain on sale of investments	–	(77)
Net unrealized gain (loss) on cash flow hedging instruments	2,957	(1,185)
Other comprehensive (loss) income	(3,674)	4,051

Comprehensive income	6,606	9,588
Dividends declared on preferred stock	–	(1,003)
Comprehensive income to common shareholders	$6,606	$8,585

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
 (amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of December 31, 2010	$303	$538,304	$10,057	$(256,307)	$292,357
Common stock issuance	100	98,483	–	–	98,583
Restricted stock granting and vesting	–	(3,026)	–	–	(3,026)
Capitalized expenses	–	(141)	–	–	(141)
Net income	–	–	–	10,280	10,280
Dividends on common stock	–	–	–	(10,886)	(10,886)
Other comprehensive income	–	–	(3,674)	–	(3,674)
Balance as of March 31, 2011	$403	$633,620	$6,383	$(256,913)	$383,493

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$10,280	$5,537
Adjustments to reconcile net income to cash provided by operating activities:
(Increase) decrease in accrued interest receivable	(3,458)	313
Increase (decrease) in accrued interest payable	232	(46)
Provision for loan losses	250	409
Gain on sale of investments, net	–	(77)
Fair value adjustments, net	127	(82)
Amortization and depreciation	4,385	1,570
Stock-based compensation expense	95	58
Net change in other assets and other liabilities	2,041	(2,078)
Net cash and cash equivalents provided by operating activities	13,952	5,604

Investing activities:
Purchase of investments	(769,785)	(100,431)
Principal payments received on investments	84,366	59,296
Increase in principal receivable on investments	(7,164)	(16,568)
Proceeds from sales of investments	–	31,405
Principal payments received on securitized mortgage loans	9,065	7,770
Other investing activities	(6)	(175)
Net cash and cash equivalents used in investing activities	(683,524)	(18,703)

Financing activities:
Borrowings under (repayment of) repurchase agreements, net	614,700	(35,878)
Borrowings under non-recourse collateralized financing	–	50,678
Principal payments on non-recourse collateralized financing	(1,138)	(6,406)
Proceeds from issuance of common stock	95,206	9,453
Dividends paid	(8,192)	(4,207)
Net cash and cash equivalents provided by financing activities	700,576	13,640

Net increase in cash and cash equivalents	31,004	541
Cash and cash equivalents at beginning of period	18,836	30,173
Cash and cash equivalents at end of period	$49,840	$30,714

Supplemental Disclosure of Cash Activities:
Cash paid for interest	$4,305	$4,145

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2011.  The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated balance sheets now present separately its principal receivable on investments, which was previously included within the fair value amounts shown on the consolidated balance sheets for Agency and non-Agency MBS.  The Company’s consolidated statements of cash flows now present separately “change in principal receivable on investments”, which was previously included within “other investing activities”.  The respective amounts on the consolidated balance sheet as of December 31, 2010 and statement of cash flows for the three months ended March 31, 2010 presented herein have been reclassified to conform to the current year presentation and have no effect on reported total assets or total liabilities or results of operations.

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

Interest rates on the adjustable-rate mortgage loans collateralizing the hybrid Agency ARMs or Agency ARMs are based on specific index rates, such as the one-year constant maturity treasury rate, or CMT, the London Interbank Offered Rate, or LIBOR, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI.  These loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

The Company’s Agency CMBS are typically comprised of fixed-rate securities issued primarily by Fannie Mae.  These securities are collateralized mostly by first mortgage loans on multifamily properties that are usually either locked out of prepayment options or have yield maintenance provisions which provide the Company protection against prepayment of the investment.

The Company accounts for its Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of March 31, 2011, the Company has Agency MBS that are designated as either available-for-sale or trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

All of the Company’s Agency MBS are recorded at their fair value on the consolidated balance sheet.  The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service and broker quotes.  Changes in the fair value of Agency MBS designated as trading are recognized in net income within “fair value adjustments, net”.   Gains (losses) realized upon the sale, impairment, or other disposal of a trading security is also recognized within “fair value adjustments, net”.  Alternatively, changes in the fair value of Agency MBS designated as available-for-sale are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

Non-Agency MBS.  The Company’s non-Agency MBS are comprised of RMBS and CMBS, the majority of which are rated as investment grade.  Interest rates for non-Agency MBS collateralized with ARMs are based on indices similar to those of Agency MBS.  Like Agency MBS, the Company accounts for its non-Agency MBS in accordance with ASC Topic 320.  As of March 31, 2011, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.   Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

The Company determines the fair value for certain of its non-Agency MBS based upon prices obtained from a third-party pricing service and broker quotes.  The remainder of the non-Agency MBS are valued by discounting the estimated future cash flows derived from pricing models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information.

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

Repurchase Agreements

Repurchase agreements are treated as financings in accordance with the provision of ASC Topic 860 under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate.  A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged.  Repurchase agreement financing is recourse to the Company and the assets pledged.  The Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

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

For interest rate agreements designated as trading positions, the Company records these instruments at fair value on the Company’s balance sheet in accordance with ASC Topic 815.  Changes in their market value are measured at each reporting date and recognized in the current period’s statement of income.

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

The Company may be required periodically to terminate hedging instruments.  Any basis adjustments or changes in the fair value of hedges recorded in AOCI are recognized into income or expense in conjunction with the original hedge or hedged exposure.

If the underlying asset, liability or commitment is sold or matures, the hedge is deemed partially or wholly ineffective, or if the criterion that was established at the time the hedging instrument was entered into no longer exists, the interest rate agreement no longer qualifies as a designated hedge.  Under these circumstances, such changes in the market value of the interest rate agreement are recognized in the current period’s statement of income.

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

Amortization of Premiums, Discounts, and Deferred Issuance Costs

Premiums and discounts on investments and obligations, as well as debt issuance costs and hedging basis adjustments, are amortized into interest income or expense, respectively, over the contractual life of the related investment or obligation using the effective interest method in accordance with ASC Topic 310 and ASC Topic 470.  For securities representing beneficial interests in securitizations that are not highly rated, unamortized premiums and discounts are recognized over the expected life, as adjusted for estimated prepayments and credit losses of the securities, in accordance with ASC Topic 325.  Actual prepayment and credit loss experience are reviewed, and effective yields are recalculated, when originally anticipated prepayments and credit losses differ from amounts actually received plus anticipated future prepayments.

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

Recent Accounting Pronouncements

 In April 2011, FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2011-02, which amends ASC Topic 310 to clarify the guidance on evaluating whether a restructuring constitutes a troubled debt restructuring.  Specifically, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties.  If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession.  A temporary or permanent increase in the contractual interest rate does not preclude the restructuring from being considered a concession because the contractual interest rate on the restructured debt may still be below the market interest rate for new debt with similar characteristics.  If the creditor determines that it has granted a concession to the debtor, it must then evaluate whether a debtor is experiencing financial difficulties.  The amendments clarify that a debtor does not have to be currently in payment default in order to be considered as experiencing financial difficulties.  Additionally, a creditor should evaluate whether it is probable that the debtor will be in payment default on any of its debt in the foreseeable future without the modification.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and early adoption is permitted.  The amendments should be applied retrospectively to the beginning of the annual period of adoption.  As a result of its retrospective application, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under ASC Topic 310 for which impairment was previously measured under ASC Topic 450.  In addition, ASU No. 2011-02 requires an entity to disclose the information required by ASU No. 2010-20 which was subsequently deferred temporarily by ASU No. 2011-01.  Management has evaluated these amendments and has determined that they do not currently have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method, and for the first quarter of 2010 the conversion of the Company’s formerly outstanding convertible preferred stock into common stock using the two-class method, but only if these items are dilutive.  Each share of Series D preferred stock is convertible into one share of common stock.  The following tables reconcile the numerator and denominator for both basic and diluted net income per common share:

	Three Months Ended March 31,
	2011		2010(1)
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$10,280		$5,537
Preferred stock dividends	–		(1,003)
Net income to common shareholders	10,280	33,153	4,534	14,210
Effect of dilutive items	–	4	1,003	4,227
Diluted	$10,280	33,157	$5,537	18,437

Net income per common share:
Basic		$0.31		$0.32
Diluted		$0.31		$0.30

Components of dilutive items:
Convertible preferred stock	$–	–	$1,003	4,221
Stock options	–	4	–	6
	$–	4	$1,003	4,227

(1)  For the three months ended March 31, 2010, the calculation of diluted net income per common share excludes 40,000 unexercised stock option awards because their inclusion would have been anti- dilutive.

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	RMBS	CMBS	Total	RMBS	CMBS	Total
Principal/par value	$1,542,818	$226,613	$1,769,431	$937,376	$190,511	$1,127,887
Unamortized premium	77,873	26,516	104,389	43,776	18,757	62,533
Unamortized discount	(34)	–	(34)	(36)	–	(36)
Amortized cost	1,620,657	253,129	1,873,786	981,116	209,268	1,190,384
Unrealized gains:
Available for sale	8,038	393	8,431	8,266	567	8,833
Trading	–	121	121	–	–	–
Unrealized losses:
Available for sale	(8,003)	(4,568)	(12,571)	(3,371)	(3,267)	(6,638)
Trading	–	(2)	(2)	–	–	–
Fair value	$1,620,692	$249,073	$1,869,765	$986,011	$206,568	$1,192,579
Weighted average coupon	4.41%	5.27%	4.53%	4.46%	5.41%	4.62%

During the three months ended March 31, 2011, the Company purchased $718,730 and $45,227 of Agency RMBS and CMBS, respectively.  Of the Agency CMBS purchases, $24,195 were designated as trading, and as of March 31, 2011, their amortized cost and fair value included in the table above is $24,147 and $24,266, respectively.  The Company has not designated any of its Agency RMBS purchases as trading, nor did it hold any Agency CMBS or RMBS designated as trading securities as of December 31, 2010.  The Company has not sold any of its trading securities purchased during the three months ended March 31, 2011, and has recorded a net unrealized gain of $119, which is included within “fair value adjustments, net” in its consolidated statement of income for the three months ended March 31, 2011 related to their changes in fair value.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	RMBS	CMBS	Total	RMBS	CMBS	Total
Principal/par value	$15,676	$244,688	$260,364	$16,101	$247,494	$263,595
Unamortized premium	126	7,138	7,264	138	5,352	5,490
Unamortized discount	(1,086)	(11,698)	(12,784)	(1,115)	(11,296)	(12,411)
Amortized cost	14,716	240,128	254,844	15,124	241,550	256,674
Unrealized gains	517	10,609	11,126	632	10,978	11,610
Unrealized losses	(392)	(349)	(741)	(348)	(580)	(928)
Fair value	$14,841	$250,388	$265,229	$15,408	$251,948	$267,356
Weighted average coupon	6.33%	4.81%	6.25%	4.54%	6.49%	6.37%

All of the Company’s non-Agency MBS are designated as available-for-sale and are comprised primarily of investment-grade rated securities with a fair value of $256,816 and $262,234 as of March 31, 2011 and December 31, 2010, respectively.  The Company purchased $5,827 of non-Agency CMBS during the three months ended March 31, 2011, and did not purchase any non-Agency RMBS.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value	$92,331	$51,760	$144,091	$99,432	$54,181	$153,613
FHBT(1)	3,439	–	3,439	3,455	–	3,455
Unamortized premium, net	–	839	839	–	884	884
Unamortized discount, net	(438)	–	(438)	(520)	–	(520)
Amortized cost	95,332	52,599	147,931	102,367	55,065	157,432
Allowance for loan losses	(4,237)	(249)	(4,486)	(4,200)	(270)	(4,470)
	$91,095	$52,350	$143,445	$98,167	$54,795	$152,962

(1)
Funds held by trustees includes $3,232 and $3,306 as of March 31, 2011 and December 31, 2010, respectively, of cash and cash equivalents held by the trust for defeased commercial mortgage loans. These funds were paid by the borrower to the securitization trust pursuant to the contractual terms of the mortgage loan and represent replacement collateral for defeased loans.  In accordance with the underlying agreements, cash payments are made by the securitization trust using these defeased amounts until the funds held for that particular defeased mortgage loan equal the scheduled principal balance of the original loan.  At that point a final distribution is made to the trust as payment in full of the principal amount due on the loan.

Commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 79.9% of commercial mortgage loans are secured by multifamily properties.  The Company identified securitized commercial mortgage loans with combined unpaid principal balances of $11,660 as being impaired as of March 31, 2011 compared to impairments of $18,219 as of December 31, 2010.  The Company recognized $86 of interest income on impaired securitized commercial mortgage loans for the three months ended March 31, 2011 compared to $260 of interest income for the three months ended March 31, 2010.

Single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  The Company identified securitized single-family mortgage loans with combined unpaid principal balances of $2,965 as being impaired as of March 31, 2011 compared to impairments of $3,587 as of December 31, 2010.  Of these amounts, $1,070 and $1,480 represent the unpaid principal balances of the loans in foreclosure as of March 31, 2011 and December 31, 2010, respectively.  The Company recognized $42 of interest income on impaired securitized single-family mortgage loans for the three months ended March 31, 2011 compared to $51 on impaired single-family mortgage loans for the three months ended March 31, 2010.

All of the securitized mortgage loans are pledged as collateral for the associated securitization financing bonds, which are discussed further in Note 9.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the components of the allowance for loan losses as of the periods indicated:

	March 31, 2011	December 31, 2010
Securitized commercial mortgage loans	$4,237	$4,200
Securitized single-family mortgage loans	249	270
	$4,486	$4,470

The following table presents certain information on impaired single-family and commercial securitized mortgage loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Commercial	Single-family	Commercial	Single-family
Amortized cost basis of impaired loans	$11,632	$3,013	$18,154	$3,646
Allowance for loan losses	(4,237)	(249)	(4,200)	(270)
Investment in excess of allowance	$7,395	$2,764	$13,954	$3,376

The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	Three Months Ended March 31,
	2011		2010
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$4,200	$270	$3,935	$277
Provision for loan losses(1)	250	–	150	–
Credit losses, net of recoveries	(213)	(21)	–	–
Allowance at end of period	$4,237	$249	$4,085	$277

(1)	Activity shown for the three months ended March 31, 2010 excludes provision of $259 related to the Company’s unsecuritized mortgage loan portfolio.

NOTE 7 – DERIVATIVES

Please see Note 1 for additional information related to the Company’s accounting policies for derivative instruments.

As of March 31, 2011 and December 31, 2010, the Company’s derivative financial instruments are comprised entirely of interest rate swaps, and are designated as either hedging instruments or trading instruments.  With respect to hedging instruments, the Company’s objective for using interest rate swaps is to minimize its exposure to the risk of increased interest expense resulting from its existing and forecasted short-term, fixed-rate borrowings.  The Company continuously borrows funds via sequential fixed-rate, short-term repurchase agreement borrowings.  As each fixed-rate repurchase agreement matures, it is replaced with new fixed-rate agreements based on the market interest rate in effect at the time of such replacement.  This sequential rollover borrowing program creates a variable interest expense pattern.  The changes in the cash flows of the interest rate swaps are expected to be highly effective at offsetting changes in the interest portion of the cash flows expected to be paid at maturity of each borrowing.

With respect to trading instruments, the Company’s objective for using interest rate swaps is to offset the changes in market value of the investments also designated as trading.  See Note 3 for a discussion of investments designated as trading.

The tables below summarize information about the Company’s derivative financial instruments on the balance sheet as of the periods indicated:

As of March 31, 2011
Accounting Designation	Balance Sheet Location	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments	Derivative assets	$3,021	$525,000	1.58%
Trading instruments	Derivative assets	–	–	–
		$3,021

Hedging instruments	Derivative liabilities	$(2,903)	$320,000	1.60%
Trading instruments	Derivative liabilities	(333)	27,000	2.88%
		$(3,236)

As of December 31, 2010
Accounting Designation	Balance Sheet Location	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments	Derivative assets	$692	$100,000	1.89%
Trading instruments	Derivative assets	–	–	–
		$692

Hedging instruments	Derivative liabilities	$(3,532)	$245,000	1.58%
Trading instruments	Derivative liabilities	–	–	–
		$(3,532)

As of March 31, 2011, the Company had margin requirements with its swap counterparties for these interest rate swaps totaling $4,635 for which Agency MBS with a fair value of $3,306 and cash of $1,495 have been posted as collateral.  The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of March 31, 2011:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$–	$100,000	$100,000	2	1.02%
13-36 months	–	375,000	375,000	7	1.29%
37-60 months	27,000	370,000	397,000	12	2.10%
	$27,000	$845,000	$872,000	21	1.63%

The table below presents the effect of the derivatives designated as trading instruments on the Company’s consolidated statement of income for the periods indicated.

		Amount of Loss Recognized in Net Income For the Three Months Ended
Type of Derivative Designated as Trading	Location of Amount Recognized in Net Income	March 31, 2011	March 31, 2010
Interest rate swaps	Fair value adjustments, net	$333	$–

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the three months ended March 31, 2011.

Type of Derivative Designated as Cash Flow Hedge	Amount of (Gain) Loss Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of (Gain) Loss Recognized in Net Income (Ineffective Portion)	Amount of (Gain) Loss Recognized in Net Income Ineffective Portion)
Interest rate swaps	$ (1,088)	Interest expense	$ 1,869	Other income, net	$ (1)

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the three months ended March 31, 2010.

Type of Derivative Designated as Cash Flow Hedge	Amount of (Gain) Loss Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of (Gain) Loss Recognized in Net Income (Ineffective Portion)	Amount of (Gain) Loss Recognized in Net Income (Ineffective Portion)
Interest rate swaps	$ 1,638	Interest expense	$ 453	Other income, net	$ 10

The table below presents a rollforward of the activity in the Company’s AOCI related to its derivatives designated as hedging instruments for the periods presented:

	2011	2010
Balance as of January 1,	$(2,820)	$1,008
Change in fair value of interest rate swaps	1,088	(1,638)
Reclassification adjustment for amounts included in statement of income	1,869	453
Balance as of March 31,	$137	$(177)

The Company estimates that an additional $9,982 related to its derivatives designated as hedging instruments will be recognized as an increase to interest expense during the next 12 months.

The interest rate agreements the Company has with its derivative counterparties contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.  Additionally, the agreements outstanding with one of the derivative counterparties allow that counterparty to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of March 31, 2011, the Company had derivatives in a net liability position with one of its derivative counterparties totaling $1,961, inclusive of accrued interest but excluding any adjustment for nonperformance risk, for which it had pledged Agency MBS with a fair value of $3,306 as collateral.  If the Company had breached any of these agreements as of March 31, 2011, it could have been required to settle those derivatives at their estimated termination value of $1,961.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements as of March 31, 2011 and December 31, 2010 by the type of securities collateralizing the repurchase agreement:

	March 31, 2011
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,457,047	0.29%	$1,514,578
Agency CMBS	175,110	0.29%	187,836
Non-Agency RMBS	11,451	1.22%	13,177
Non-Agency CMBS	143,064	1.16%	162,455
Securitization financing bonds (see Note 9)	62,211	1.23%	72,092
	$1,848,883	0.39%	$1,950,138

	December 31, 2010
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$869,537	0.33%	$908,375
Agency CMBS	150,178	0.31%	161,143
Non-Agency CMBS	135,143	1.29%	164,871
Non-Agency RMBS	12,126	1.31%	13,628
Securitization financing bonds (see Note 9)	67,199	1.36%	79,080
	$1,234,183	0.50%	$1,327,097

The combined weighted average term to original maturity for the Company’s repurchase agreements was 50 days as of both March 31, 2011 and December 31, 2010.  The following table provides a summary of the original maturity as of March 31, 2011 and December 31, 2010:

Original Maturity	March 31, 2011	December 31, 2010
30 days or less	$355,816	$478,848
31 to 60 days	967,357	372,702
61 to 90 days	418,640	202,569
Greater than 90 days	107,070	180,064
	$1,848,883	$1,234,183

As of March 31, 2011, the maximum amount of equity at risk under repurchase agreements with any individual counterparty is $39,958.

Our repurchase agreement counterparties require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, minimum liquidity, and leverage requirements as well as maintaining our REIT status.  In addition, some of the covenants contain cross default features, whereby default under one agreement simultaneously causes default under another agreement.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status.  We were in compliance with all covenants as of and for the three months ended March 31, 2011.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

The following table summarized information about the Company’s non-recourse collateralized financing for the periods indicated:

		March 31, 2011
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by commercial mortgage loans	7.2% fixed	3.4	$23,669	$92,062	(1)
Secured by non-Agency CMBS	6.2% fixed	3.0	15,000	16,576
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.4	20,107	20,972
TALF financing:(2)
Secured by non-Agency CMBS	2.7% fixed	3.0	50,651	70,251
Unamortized net bond premium and deferred costs			(3,204)	n/a
			$106,223	$199,861

		December 31, 2010
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by commercial mortgage loans	7.2% fixed	3.7	$23,669	$97,959	(1)
Secured by non-Agency CMBS	6.2% fixed	3.4	15,000	16,754
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.4	21,183	21,889
TALF financing: (2)
Secured by non-Agency CMBS	2.7% fixed	2.2	50,713	64,097
Unamortized net bond premium and deferred costs			(3,460)	n/a
			$107,105	$200,699

(1)
The value of the commercial mortgage loans collateralizing the bond class with $23,669 remaining outstanding represents the unpaid principal balance, which includes proceeds from defeased loans.  The value of the commercial mortgage loans also includes the amounts collateralizing the bond classes of the trust that the Company has redeemed.  These redeemed classes are senior to the outstanding class and have a balance as of March 31, 2011 and December 31, 2010 of $48,894 and $54,519, respectively, which must be paid in full before any proceeds from the collateral may be used to pay the balance of the outstanding class.

(2)	Financing provided by the Federal Reserve Bank of New York under its Term Asset-Backed Securities Loan Facility (“TALF”).

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

The following table summarizes information regarding all of the Company’s redeemed bonds that have an outstanding balance as of March 31, 2011:

Collateral Type	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Single-family mortgage loans	$24,398	$22,277	$20,383
Commercial mortgage loans	48,894	49,815	41,828
	$73,292	$72,092	$62,211

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

•
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  The Company’s fair valued assets and liabilities that are generally included in this category are Agency MBS, certain non-Agency CMBS, and derivatives.

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

The following table presents the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$1,869,765	$–	$1,869,765	$–
Non-Agency MBS:
CMBS	250,388	–	111,412	138,976
RMBS	14,841	–	6,054	8,787
Other investments	25	–	–	25
Derivative assets	3,021	–	3,021	–
Total assets carried at fair value	$2,138,040	$–	$1,990,252	$147,788

Liabilities:
Derivative liabilities	$3,236	$–	$3,236	$–
Total liabilities carried at fair value	$3,236	$–	$3,236	$–

The Company’s Agency MBS, as well a portion of its non-Agency CMBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency CMBS and non-Agency RMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from pricing models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, as well as certain other relevant information.  The following tables present the beginning and ending balances of the Level 3 fair value estimates for the three months ended March 31, 2011:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of January 1, 2011	$146,671	$9,307	$25	$156,003
Total unrealized losses:
Included in other comprehensive income	(774)	(91)	–	(865)
Principal payments	(6,564)	(427)	–	(6,991)
Amortization	(357)	(2)	–	(359)
Balance as of March 31, 2011	$138,976	$8,787	$25	$147,788

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$1,869,765	$1,869,765	$1,192,579	$1,192,579
Non-Agency CMBS	250,388	250,388	251,948	251,948
Non-Agency RMBS	14,841	14,841	15,408	15,408
Securitized mortgage loans, net	143,445	132,312	152,962	142,177
Other investments	1,171	1,065	1,229	1,112
Derivative assets	3,021	3,021	692	692

Liabilities:
Repurchase agreements	$1,848,883	$1,848,883	$1,234,183	$1,234,183
Non-recourse collateralized financing	106,223	107,626	107,105	109,395
Derivative liabilities	3,236	3,236	3,532	3,532

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of March 31, 2011 or December 31, 2010.

The following table presents certain information for Agency MBS and non-Agency MBS that were in an unrealized loss position as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$1,343,683	$12,104	$695,854	$6,638
Non-Agency MBS	49,506	399	45,602	592
One year or more:
Agency MBS	26,524	469
Non-Agency MBS	3,431	341	3,494	337
	$1,423,144	$13,313	$744,950	$7,567

Because the principal and interest related to Agency MBS are guaranteed by issuers who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related.  The Company assesses its ability to hold an Agency MBS with an unrealized loss until the recovery in its value.  This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of March 31, 2011 are temporary.

The Company reviews the estimated future cash flows for its non-Agency MBS to determine whether there have been adverse changes in the cash flows that necessitate recognition of other-than-temporary impairment amounts.  Approximately $44,557 of the $52,937 non-Agency MBS in an unrealized loss position as of March 31, 2011 are investment grade MBS collateralized by mortgage loans that were originated during or prior to 1999.  Based on the credit rating of these MBS and the seasoning of the mortgage loans collateralizing these securities, the Company has determined that the impairment of these MBS is not other-than-temporary as of March 31, 2011.

The estimated cash flows of the remaining $8,380 of non-Agency MBS were reviewed based on the performance of the underlying mortgage loans collateralizing the MBS as well as projected loss and prepayment rates.  Based on that review, management did not determine any adverse changes in the timing or amount of estimated cash flows that necessitate recognition of other-than-temporary impairment amounts as of March 31, 2011.

NOTE 11 – COMMON STOCK

The Company has a continuous equity placement program (“EPP”) whereby the Company may offer and sell through its sales agent shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings,” as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  During the three months ended March 31, 2011, the Company has received proceeds of $4,332, net of broker sales commission, for 409,237 shares of common stock sold under this program at an average price of $10.75.  The Company originally registered 5,000,000 shares under the EPP, and as of March 31, 2011, has 538,147 remaining shares to be issued under the EPP.

During the three months ended March 31, 2011, the Company closed a public offering of 9,200,000 shares of its common stock, including 1,200,000 shares pursuant to an overallotment option that was fully exercised by the underwriters, at a public offering price of $10.35 per share for total net proceeds of $90,459 after deduction of underwriting discounts, commissions, and expenses.  The Company has used a substantial amount of these proceeds to acquire additional investments consistent with its investment policy.

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	30,342,897	13,931,512
Common stock issued under EPP	409,237	1,070,100
Common stock issued via public offering	9,200,000	–
Common stock redeemed under 2004 Stock and Incentive Plan	10,000	–
Common stock issued under 2009 Stock and Incentive Plan	356,025	36,190
Balance at end of period	40,318,159	15,037,802

On March 15, 2011, the Company declared common dividends of $0.27 to be paid on April 29, 2011 to shareholders of record on March 31, 2011.

NOTE 12 – EMPLOYEE BENEFITS

Stock Incentive Plan

Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisors to the Company, including stock awards, stock options, stock appreciation rights (“SARs”), dividend equivalent rights, performance shares, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 2,143,975 shares remain available as of March 31, 2011.  Although the Company is no longer issuing stock-based compensation under its 2004 Stock Incentive Plan, there are stock options, SARs, and restricted stock still outstanding (and exercisable if vested) thereunder as of March 31, 2011.

Stock options and restricted stock that the Company has issued may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718.  The compensation cost related to all stock options has been expensed in prior periods.  As of March 31, 2011, the fair value of the Company’s outstanding restricted stock remaining to be amortized into net income is $3,128.

The following table presents a rollforward of the stock option activity for the periods presented:

	Three Months Ended March 31,
	2011		2010
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	45,000	$8.75	95,000	$8.59
Options granted	–	–	–	–
Options forfeited	–	–	–	–
Options exercised	(10,000)	7.43	–	–
Options outstanding at end of period (all vested and exercisable)	35,000	$9.13	95,000	$8.59

The following table presents a rollforward of the restricted stock activity for the periods presented:

	Three Months Ended March 31,
	2011	2010
Restricted stock at beginning of period	25,000	32,500
Restricted stock granted	303,000	–
Restricted stock forfeited	–	–
Restricted stock vested	(7,500)	(7,500)
Restricted stock outstanding at end of period	320,500	25,000

SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period as required by ASC Topic 718.  As of March 31, 2011 and December 31, 2010, the fair value of the Company’s outstanding SARs of $377 and $492, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.  The fair value of SARs is estimated using the Black-Scholes option valuation model based upon the assumptions in the table below.

	March 31, 2011	December 31, 2010
Expected volatility	12.5%-16.6%	16.2%-18.6%
Weighted-average volatility	14.8%	17.3%
Expected dividends	11.1%-11.3%	9.9%-10.3%
Expected term (in months)	10	12
Weighted-average risk-free rate	0.84%	0.81%
Range of risk-free rates	0.4%-1.4%	0.4%-1.3%

As of March 31, 2011, the Company has 136,875 SARs outstanding, all of which are vested and exercisable at a weighted average price of $7.31 at any time prior to their expiration dates.  The weighted average remaining contractual term on these outstanding SARs as of March 31, 2011 is 21 months, and 60,000 of the outstanding SARs are set to expire if they are not exercised on or before December 31, 2011.  As of March 31, 2010, there were 278,146 SARs outstanding at a weighted average price of $7.27, and 258,146 of those SARs were vested and exercisable at that time at a weighted average price of $7.29.  No SARs were granted, forfeited, or exercised during the three months ended March 31, 2011 or March 31, 2010.

Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2011 and March 31, 2010 is $95 and $59, respectively.

Employee Savings Plan

The Company provides an Employee Savings Plan under Section 401(k) of the Code.  The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis.  The Company matches the employees’ contribution up to 6% of the employees’ eligible compensation.  The Company may also make discretionary contributions based on the profitability of the Company.  The total expense related to the Company’s matching and discretionary contributions for the three months ended March 31, 2011 and March 31, 2010 is $84 and $59, respectively.  The Company does not provide post-employment or post-retirement benefits to its employees.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties to various legal proceedings, including those described below.  Although the ultimate outcome of these legal proceedings cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of these proceedings, including those described below, will not have a material adverse effect on the Company’s consolidated financial condition or liquidity.  However, the resolution of any of the proceedings described below could have a material impact on consolidated results of operations or cash flows in a given reporting period as the proceedings are resolved.

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent county property tax receivables for properties located in the County.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain attorneys’ fees expenses associated with the forced collection of delinquent property tax receivables.   The Court granted class action status in August 2007. Throughout the course of this litigation, the Court has dismissed all claims against GLS except for the reasonableness of attorneys’ fees charged by GLS in connection with the collection of the delinquent property tax receivables which were permitted to be assessed under the Municipal Claims and Tax Lien Act and set by ordinance approved by the County Council for the County of Allegheny.  Specifically, the Court has allowed the pursuit by the named plaintiffs on behalf of the certified class of the claim that the ordinance(s) adopted by the County of Allegheny, set forth in the ordinance and used by GLS for certain legal work are unreasonable.  Plaintiffs have not enumerated their damages in this matter.

On April 1, 2011 in the matter styled Basic Capital Management et al (the “BCM Plaintiffs”) versus Dynex Commercial, Inc. (“DCI”) and Dynex Capital, Inc. (DCI and the Company, together, the “Respondents”), the Supreme Court of Texas partially reversed the Fifth Court of Appeals at Dallas (the “Court of Appeals”) and remanded the case back to the Court of Appeals for consideration of arguments not previously reached by the Court of Appeals.  The appeal to the Supreme Court of Texas was filed by the BCM Plaintiffs.  On remand, the BCM Plaintiffs are seeking reversal of the trial court’s judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $300.  They also seek reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment.  The BCM Plaintiffs also seek reversal and rendition of judgment in their favor for attorneys’ fees in the amount of $2,100.  Alternatively, the BCM Plaintiffs seek a new trial.  DCI is a former affiliate of the Company, and management does not believe that the Company would be obligated for any amounts awarded to the BCM Plaintiffs as a result of the actions of DCI.  Dynex Capital and DCI intend to file a motion to reconsider with the Supreme Court of Texas on or before May 16, 2011.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, the "Defendants") are defendants in a putative class action brought by the Teamsters Local 445 Freight Division Pension Fund (the "Teamsters") in the United States District Court for the Southern District of New York (the "District Court"). The original complaint, which was filed on February 7, 2005, alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the "Bonds"), which are collateralized by manufactured housing loans. After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against the Company and MERIT. The Teamsters filed an amended complaint on August 6, 2008, which essentially restated the same allegations as the original complaint and added the Company’s former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer as defendants. The District Court denied Defendants’ motion to dismiss the amended complaint.  The Teamsters seek unspecified damages and allege, among other things, fraud and misrepresentation in connection with the issuance of and subsequent reporting related to the Bonds.  On March 7, 2011, the District Court granted the Teamsters’ motion to certify the class for this action.  On March 18, 2011, the Defendants filed a Petition for Permission to Appeal with the United States Court of Appeals for the Second Circuit, seeking to reverse the class certification by the District Court.  Prior to the District Court’s certification of the class, the Defendants also filed with the District Court a motion to dismiss on the basis of fraud on the court related to statements attributed to alleged confidential witnesses in the amended complaint which the Company believes to be fabricated by plaintiff’s counsel. The District Court referred the motion to dismiss to a Magistrate Judge, who, on April 29, 2011, recommended that the motion be denied.  The Company intends to file in the District Court an objection to the Magistrate Judge’s recommendation.  The Company has evaluated the allegations made in the amended complaint, and continues to believe them to be without merit and is vigorously defending itself in this matter.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of March 31, 2011 and December 31, 2010 is comprised of the following items:

	March 31, 2011	December 31, 2010
Available for sale investments:
Unrealized gains	$19,557	$20,443
Unrealized losses	(13,311)	(7,566)
	6,246	12,877
Hedging instruments:
Unrealized gains	3,016	692
Unrealized losses	(2,879)	(3,512)
	137	(2,820)

Accumulated other comprehensive income	$6,383	$10,057

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that qualify as recognized or nonrecognized “subsequent events” as defined by ASC Topic 855.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited Annual Report on Form 10-K for the year ended December 31, 2010.  References herein to “Dynex,” the “company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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

  We were formed in 1987 and commenced operations in 1988.  Beginning with our inception through 2000, our operations largely consisted of originating and securitizing various types of loans, principally single-family and commercial mortgage loans and manufactured housing loans.  Since 2000, we have been an investor in mortgage-backed securities (“MBS”), and we are no longer originating or securitizing mortgage loans.

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial condition and results of operations are affected by a variety of factors, many of which are beyond our control.  The success of our investment strategy and our results of operations and financial condition are impacted by a variety of industry and economic factors including interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. government, including the U.S. Federal Reserve and/or the U.S. Department of the Treasury (“Treasury”).

Our investment strategy may also be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing.  Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell.

Investing in mortgage-related securities on a leveraged basis subjects us to interest rate risk from the change in the absolute level of rates (e.g., the level of LIBOR or Treasury securities rates), the changes in relationships between rate indices (e.g., LIBOR versus Treasury securities rates), and changes in the relationships between short-term and long-term rates (e.g., the 2-year Treasury securities rate versus the 10-year Treasury securities rate).  Interest rate risk also arises from changes in market spreads reflecting the perceived riskiness of assets (e.g., swap rates and mortgage rates relative to the Treasury securities rates).  We attempt to manage our exposure to changes in interest rates by investing in shorter duration instruments and managing our investment portfolio within risk tolerances set by our Board of Directors.  Our current goal is to maintain a portfolio duration target (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration could drift outside of our target range due to changes in market conditions, interest rates, and activity in our investment portfolio.  We will use interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as the related investments.  In general, mortgage portfolios with positive duration that use repurchase agreement financing will underperform in a period of rising interest rates and outperform in a period of declining interest rates.

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

Trends and Recent Market Impacts

The following marketplace conditions and prospective trends have impacted and may continue to impact our future results of operations:

Credit Markets and Liquidity Risk

Our business model requires that we have access to leverage, principally the repurchase agreement market.  Repurchase agreement financing is uncommitted financing and as such, there can be no guarantee that we will always have access to such financing.  During periods of sustained volatility in the credit markets, such as was experienced in 2008, access to repurchase agreement financing may be limited as liquidity providers reduce their exposure to the short term funding credit markets, which includes repurchase agreement markets.  In an attempt to manage this risk, we seek to diversify our exposure to repurchase agreement counterparties and seek to extend the maturity dates of our repurchase agreements where practicable.  We believe the diversification of counterparties reduces, but does not eliminate, our liquidity risk resulting from the exit or failure of one or more of our repurchase

agreement counterparties.   For additional information regarding liquidity risk, please refer to “Quantitative and Qualitative Disclosures about Market Risk” within Part I, Item 3 of this Quarterly Report on Form 10-Q, as well Item 1A “Risk Factors” contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Interest Rates

In response to the volatility and lack of liquidity in the credit markets in 2008, the Federal Reserve lowered the Federal Funds Target Rate (the rate at which U.S. banks may borrow from each other) from 4.25% at the beginning of 2008 to its current targeted rate of 0.25%.  While the credit markets are functioning more normally and liquidity has generally returned, economic activity in the U.S. has remained muted, as measured by gross domestic product, low rates of capacity utilization and high rates of unemployment.  As a result, the U.S. Federal Reserve has pledged to keep the Federal Funds Target Rate at the historically low target rate of 0.25% for an extended period.  As economic activity improves, the Federal Reserve may decide to increase the Federal Funds Target Rate.  Such an increase would likely increase our funding costs because, as discussed above, our repurchase agreement financing is based on LIBOR, which typically closely tracks the Federal Funds Target Rate.

Yield Curve

As of March 31, 2011, the spread between the two-year Treasury security and the ten-year Treasury security was 2.65% versus a similar spread as of December 31, 2010 of 2.70%.  During the first quarter, the yields on the two-year Treasury and ten-year Treasury securities increased 0.23% and 0.18%, respectively. While our borrowing costs are based on short-term market rates such as LIBOR and the Federal Funds Target Rate, our asset yields more closely correlate with longer-term Treasury rates and longer-term swap rates.  In addition, the market prices of our Agency and non-Agency MBS also correlate more closely with longer term Treasury and swap rates, particularly our CMBS which typically will have longer durations than our RMBS.  With the yield curve remaining steep, our MBS continue to produce high yields relative to our financing costs and enjoy strong liquidity and favorable pricing.  A change in the shape of the yield curve could impact the market value of our investments and our net interest income.  As discussed previously, we may hedge our exposure to changes in interest rates by entering into pay-fixed interest rate swaps.

Prepayments and Agency MBS

We have continued to experience favorable prepayment activity on our Agency RMBS due in large part to the inability of borrowers to refinance their mortgages, although we experienced an increase in prepayments in the first quarter of 2011.  Our average constant prepayment rate, or CPR, for our Agency RMBS during the first quarter of 2011 was 21.9% versus 24.0% for the fourth quarter of 2010, and 25.8% for all of 2010.  As of March  31, 2011, the weighted average coupon on the mortgage loans underlying our Agency RMBS was 4.92%, while the annual average 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate were 4.86% and 3.70%, respectively, as published by Freddie Mac.  Generally, this type of interest rate environment encourages the average borrower to refinance their mortgage loans at lower rates.  However, in many cases, obstacles exist to refinancing, including but not limited to, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to the limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds relatively low.  If mortgage rates remain low and the obstacles to refinancing are removed either through changes in government or Agency policies, through more housing price appreciation or other reasons, we may experience increased prepayments.  As discussed above, increased prepayments may impact our net interest income by increasing the amortization expense on any investments which we own at premiums to their par balance.

GSE Reform

On February 11, 2011, the Treasury released proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted.  We do not believe the ultimate reform of Fannie Mae and Freddie Mac will occur in 2011.

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

In addition to the lowering of the Federal Funds Target Rate discussed above, the Federal Reserve has also responded to the instability that began in 2008 by purchasing Agency MBS and Treasury securities.  From January 2009 through March 31, 2010, the Federal Reserve purchased approximately $1.25 trillion of Agency MBS.  More recently in November 2010, the Federal Reserve announced a program to purchase up to $600 billion in Treasury securities of varying maturities through the end of the second quarter of 2011.  The impact of the Federal Reserve terminating its purchases is unknown.

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

Highlights of the First Quarter and Second Quarter Outlook

Our results for the first quarter of 2011 were positively impacted by the continued growth in our investment portfolio.  During the quarter we raised $94.8 million in new equity capital and deployed a majority of these proceeds, increasing our investment portfolio from $1,614.1 million as of December 31, 2010 to $2,279.6 million as of March 31, 2011.   Substantially all of the growth in our investment portfolio was in Agency RMBS which is where we identified the most significant investment opportunity.  Given the amount of competition for Agency RMBS during the quarter, most of these purchases that we made were at higher dollar prices than our existing Agency RMBS and consequently at lower yields.  However, we expect that these investments will positively impact our net interest income.  As of March 31, 2011, we have an estimated $15.0 million in capital remaining to deploy from the $94.8 million raised during the quarter.  Although our leverage ratio is up slightly since year end to 5.2 times equity capital, it is below our target of 6.0.

Our net interest spread on our total investment portfolio declined for the first quarter of 2011 to 2.68% from 3.07% for the fourth quarter of 2010 primarily due to a decline in our yields on assets.  See further discussion below in “Results of Operations”.

Our macroeconomic view remains the same as in recent quarters, namely that the yield curve will remain steep and short-term interest rates will remain low. Our challenge for the balance of 2011 will be finding attractive investment alternatives given the lower interest rate, higher priced investment environment.  The mortgage market continues to present challenges to leveraged investors given the uncertainly regarding government policy and potential actions by the Federal Reserve.  Significant friction in the refinancing market continues to persist, and, absent a government-induced refinance wave, we expect voluntary prepayments on Agency RMBS to remain somewhat muted for the foreseeable future despite the near historic low rate environment.  As such, our current focus is on acquiring shorter duration, higher coupon Agency RMBS.  We plan to acquire these investments at leverage levels of 8-9 times equity capital using repurchase agreement financing which should continue to increase our overall leverage toward six times our equity capital.

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

Our accounting policies that require the most significant management estimates, judgments or assumptions and are considered most critical to our results of operations or financial position relate to consolidation of subsidiaries, securitization, impairments, allowance for loan losses, derivatives, fair value measurements, and amortization of premiums/discounts on Agency MBS.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  There have been no changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as discussed in Note 1 of the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

The following discussion addresses our balance sheet items that had significant activity during the past quarter and should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained within Item 1 of Part I to this Quarterly Report on Form 10-Q.

Agency MBS

Our Agency MBS are classified as available-for-sale or trading and are carried at fair value on our consolidated balance sheet.  Activity for the periods indicated is as follows:

	March 31, 2011			December 31, 2010
(amounts in thousands)	RMBS	CMBS	Total	RMBS	CMBS	Total
Beginning balance	$986,011	$206,568	$1,192,579	$590,561	$–	$594,120
Purchases	718,730	45,227	763,957	649,590	211,893	908,407
Principal payments	(76,474)	(663)	(77,137)	(225,688)	(1,805)	(274,076)
Sales	–	–	–	(18,762)	–	(18,762)
Net unrealized loss	(4,860)	(1,356)	(6,216)	(6,063)	(2,700)	(8,763)
Net amortization and other	(2,715)	(703)	(3,418)	(3,627)	(820)	(4,615)
Ending balance	$1,620,692	$249,073	$1,869,765	$986,011	$206,568	$1,192,579

The following table presents the fair value of our Agency MBS portfolio as of March 31, 2011 and December 31, 2010 by government issuer and type of interest rate on the underlying mortgage loans:

	March 31, 2011			December 31, 2010
(amounts in thousands)	Fannie Mae	Freddie Mac	Total	Fannie Mae	Freddie Mac	Total
Hybrid ARMs	$959,866	$380,562	$1,340,428	$496,601	$262,878	$759,479
ARMs	203,448	76,746	280,194	198,638	27,821	226,459
Fixed rate	243,105	6,038	249,143	206,641	─	206,641
	$1,406,419	$463,346	$1,869,765	$901,880	$290,699	$1,192,579

The following table presents the weighted average coupon (“WAC”) based on the par value of our Agency MBS portfolio as of March 31, 2011 and December 31, 2010 by weighted average months-to-reset (“MTR”):

	March 31, 2011(1)			December 31, 2010(2)
MTR	Par Value	Fair Value	WAC	Par Value	Fair Value	WAC
(amounts in thousands)
0-12 months	$266,614	$280,194	3.69%	$216,420	$226,459	3.35%
13-24 months	335,894	356,532	5.36%	189,841	201,144	5.50%
25-36 months	266,480	282,999	5.17%	304,713	322,758	5.10%
Over 36 months	673,761	700,897	3.90%	226,329	235,577	3.81%
Fixed rate	226,682	249,143	5.38%	190,584	206,641	5.41%
	$1,769,431	$1,869,765	4.53%	$1,127,887	$1,192,579	4.62%

(1)
As of March 31, 2011, approximately 3% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 95% reset based on the level of one-year LIBOR and 2% reset based on the level of one-year CMT.

(2)
As of December 31, 2010, approximately 5% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 92% reset based on the level of one-year LIBOR and 3% reset based on the level of one-year CMT.

Please also refer to “Net Interest Income – Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 3 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our Agency MBS.

Non-Agency MBS

Activity related to our non-Agency MBS, which are classified as available-for-sale and carried at fair value, is as follows:

	March 31, 2011			December 31, 2010
(amounts in thousands)	RMBS	CMBS(1)	Total	RMBS	CMBS	Total
Beginning balance	$15,408	$251,948	$267,356	$5,907	$118,127	$124,034
Purchases/redemptions	─	5,827	5,827	11,671	183,045	194,716
Principal payments	(427)	(6,734)	(7,161)	(3,054)	(27,676)	(30,730)
Sales	─	─	─	─	(31,328)	(31,328)
Net unrealized (loss) gain	(159)	(137)	(296)	840	11,178	12,018
Net accretion (amortization)	19	(516)	(497)	44	(1,398)	(1,354)
Ending balance	$14,841	$250,388	$265,229	$15,408	$251,948	$267,356

The following table presents our non-Agency MBS portfolio grouped by investment rating as of March 31, 2011:

(amounts in thousands)	RMBS	CMBS	Total
AAA	$10,462	$196,038	$206,500
AA	216	─	216
A	76	50,024	50,100
Below A/Not Rated	4,087	4,326	8,413
	$14,841	$250,388	$265,229

Please also refer to “Net Interest Income – Non-Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 4 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our non-Agency MBS.

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  Our net basis in these loans at amortized cost, which includes discounts, premiums, deferred costs, and allowance for loan losses, is presented in the following table by the type of property collateralizing the loan.

(amounts in thousands)	March 31, 2011	December 31, 2010
Commercial	$91,095	$98,167
Single-family	52,350	54,795
	$143,445	$152,962

Our securitized commercial mortgage loans have decreased $7.1 million since December 31, 2010 primarily due to principal payments, including amounts received on defeased loans, of $6.7 million.  The unpaid principal balance of our securitized commercial mortgage loans as of March 31, 2011 is $92.3 million, and $21.7 million are considered seriously delinquent (60 or more days past due) and are on nonaccrual status.  The $7.6 million increase in the balance of seriously delinquent loans, which was $14.1 million as of December 31, 2010, is related to an $8.1 million dollar commercial mortgage loan on a property in Denver, Colorado that became seriously delinquent during the first quarter of 2011.  The estimated value of the property collateralizing the loan appears to be adequate to fully repay the loan should it default, and we have accordingly not provided any reserves specifically for this loan.  We have approximately $4.2 million in the allowance for loan losses for our commercial mortgage loans.  During the three months ended March 31, 2011, we charged off $0.2 million related to the unpaid principal balance on a commercial mortgage loan.

Our securitized single-family mortgage loans have decreased $2.4 million since December 31, 2010 due to principal payments on the loans of $2.4 million, of which 64.9% were unscheduled.  The unpaid principal balance of our securitized single-family mortgage loans as of March 31, 2011 is $51.8 million, and $3.0 million are considered seriously delinquent.  We have provided approximately $0.2 million in allowance for loan losses on these single-family mortgage loans.

Please refer to Notes 1, 5, and 6 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our securitized mortgage loans and allowance for loan losses.

Repurchase Agreements

Repurchase agreements increased a net $614.7 million from December 31, 2010 to March 31, 2011 primarily due to additional borrowings to finance our purchases of Agency MBS.  Please refer to Note 8 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of the Quarterly Report on Form 10-Q as well as “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Non-Recourse Collateralized Financing

Non-recourse collateralized financing consists of securitization financing and TALF. The balances in the table below include unpaid principal, premiums, discounts, and deferred costs.

(amounts in thousands)	March 31, 2011	December 31, 2010
TALF:
Fixed, secured by CMBS	$50,585	$50,639
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	35,895	35,673
Variable, secured by single-family mortgage loans	19,743	20,793
	$106,223	$107,105

The outstanding balance of non-recourse collateralized financing declined during the three months ended March 31, 2011 due primarily to principal payments received of $1.1 million offset partially by net amortization of bond discounts and other issuance costs of $0.3 million.

Shareholders’ Equity

Shareholders’ equity increased during the three months ended March 31, 2011 primarily because of our issuance of 9.6 million shares of our common stock at a weighted average price of $10.37, which resulted in proceeds of $94.8 million, net of issuance costs.  Additional increases in shareholders’ equity resulted from net income of $10.3 million, but were partially offset by dividends declared on our common stock of $10.9 million.

Supplemental Investment Information

The tables below summarize the financial condition and net interest income of our investment portfolio by major category for the periods presented:

	As of March 31, 2011
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity

Agency RMBS	$1,620,692	$(1,457,047)	$163,645	42.7%
Agency CMBS	249,073	(175,110)	73,963	19.3%
Non-Agency RMBS	14,841	(11,451)	3,390	0.9%
Non-Agency CMBS	250,388	(208,250)	42,138	11.0%
Securitized mortgage loans	143,445	(103,248)	40,197	10.5%
Other investments	1,171	–	1,171	0.3%
Derivative assets (liabilities)	3,021	(3,236)	(215)	(0.1)%
Cash and cash equivalents	49,840	–	49,840	13.0%
Other assets/other liabilities	27,345	(17,981)	9,364	2.4%
	$2,359,816	$(1,976,323)	$383,493	100.0%

	As of December 31, 2010
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity

Agency RMBS	$986,011	$(869,537)	$116,474	39.8%
Agency CMBS	206,568	(150,178)	56,390	19.3%
Non-Agency RMBS	15,408	(12,126)	3,282	1.1%
Non-Agency CMBS	251,948	(200,328)	51,620	17.7%
Securitized mortgage loans	152,962	(109,119)	43,843	15.0%
Other investments	1,229	–	1,229	0.4%
Derivative assets (liabilities)	692	(3,532)	(2,840)	(0.9)%
Cash and cash equivalents	18,836	–	18,836	6.4%
Other assets/other liabilities	15,930	(12,407)	3,523	1.2%
	$1,649,584	$(1,357,227)	$292,357	100.0%

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	For the Three Months Ended March 31,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$9,351	$1,145,261	3.24%	$4,854	$548,089	3.72%
Financing	(1,949)	(1,052,506)	(0.74%)	(785)	(511,458)	(0.62%)
Net interest income/spread	$7,402		2.50%	$4,069		3.10%

Agency CMBS	$2,167	$231,899	3.73%	$14	1,702	3.28%
Financing	(676)	(165,790)	(1.64%)	–	–	–
Net interest income/spread	$1,491		2.09%	$14		3.28%

(1)	Expense amounts and financing rates include interest rate swap expense.
(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

Our interest income from Agency RMBS increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to our purchases of $1,368.3 million of these investments subsequent to March 31, 2010, Although we purchased $718.7 million in Agency RMBS during the three months ended March 31, 2011, approximately 52% of those purchases did not settle until late March 2011.

The average coupon on our Agency RMBS for the three months ended March 31, 2011 was 17 basis points lower than our average coupon for the three months ended March 31, 2010.  The lower average coupon reflects our acquisition of newer Agency securities with lower interest rates on the underlying collateral as well as the resetting to lower interest rates on the loans underlying our existing Agency RMBS.

Our effective interest yield earned on our Agency RMBS declined 48 basis points for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decline principally relates to our acquisition of Agency RMBS at higher prices since the first quarter of 2010.  Our net premium amortization, which decreases interest income and the effective yield earned on the securities owned, for Agency RMBS increased $1.4 million to $2.7 million for the three months ended March 31, 2011 compared to $1.3 million for the three months ended March 31, 2010.  In addition, the rate at which we are amortizing our premiums on Agency RMBS increased due to our expectations of increased prepayment speeds.

Our interest income on Agency CMBS increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to our $256.0 million in Agency CMBS purchases during the last twelve months.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $0.6 million to $0.9 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2010.  This is mostly due to the $706.8 million increase in our average balance of financing due to our use of increased repurchase agreement borrowings to finance our Agency MBS purchases.  In addition, the average rate on the repurchase agreements increased 4 basis points to 0.30% for the three months ended March 31, 2011 from 0.26% for the three months ended March 31, 2010.  Our repurchase agreement borrowings are based on one-month LIBOR rates which increased to an average of 26 basis points for the three months ended March 31, 2011 from 23 basis points for the three months ended March 31, 2010.

Our financing costs for Agency MBS shown in the table above includes $1.9 million of interest expense related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $0.5 million of interest rate swap expense for the three months ended March 31, 2010.  Since March 31, 2010, we have entered into an additional 14 swap agreements designated as cash flow hedges with a combined notional amount of $665.0 million.  As of March 31, 2011, the weighted average fixed rate on our cash flow hedges was 1.59% compared to 1.41% as of March 31, 2010.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	For the Three Months Ended March 31,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)

Non-Agency RMBS	$204	$14,854	5.54%	$132	$6,196	8.51%
Financing	(37)	(11,628)	(1.27%)	(6)	(1,329)	(1.76%)
Net interest income/spread	$167		4.27%	$126		6.75%

Non-Agency CMBS	$3,487	$239,778	5.96%	$2,369	$136,875	6.92%
Financing	(1,204)	(205,527)	(2.35%)	(688)	(109,885)	(2.52%)
Net interest income/spread	$2,283		3.61%	$1,681		4.40%

(1)	Expense amounts and financing rates include interest rate swap expense.
(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

Our interest income from non-Agency MBS increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to our purchases of $200.5 million of these investments subsequent to March 31, 2010, of which $5.8 million were purchased during the three months ended March 31, 2011.

Our non-Agency RMBS experienced a decrease in effective yield because the loans underlying these securities reset at lower interest rates during 2010.  The weighted average coupon on our non-Agency RMBS for the three months ended March 31, 2011 was 4.88% compared to 6.88% for the three months ended March 31, 2011.

Our non-Agency CMBS experienced a decrease in effective yield due to purchases of these securities with lower weighted average coupons than those in the portfolio as of March 31, 2010 as well as increased premium amortizations due to an increase in prepayment activity.

Non-Agency MBS is financed using recourse repurchase agreements and non-recourse securitization and TALF financings.  Interest expense from recourse financing collateralized by non-Agency MBS increased to $0.5 million (excluding interest rate swap expense) for the three months March 31, 2011 compared to $0.4 million for the three months ended March 31, 2010.  This increase is driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases.  The average rate on these repurchase agreements (excluding interest rate swap expense) decreased 45 basis points to 1.22% for the three months ended March 31, 2011 from 1.67% for the three months ended March 31, 2010.

Interest expense from TALF financings collateralized by non-Agency CMBS was $0.3 million for the three months ended March 31, 2011 compared to less than $0.1 million for the three months ended March 31, 2010 because these borrowings agreements were not entered into until the latter half of the first quarter of 2010.

Net Interest Income – Securitized Mortgage Loans

The following table provides a summary of the results of our securitized mortgage loans and related financing for the periods indicated:

	For the Three Months Ended March 31,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)

Securitized mortgage loans	$2,219	$151,602	5.75%	$3,623	$212,465	6.74%
Financing	(868)	(106,169)	(3.15%)	(2,357)	(165,072)	(5.88%)
Net interest income/spread	$1,351		2.60%	$1,266		0.86%

(1)	Average balance excludes funds held by trustees except proceeds from defeased loans held by trustees.
(2)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

The majority of the decrease in interest income on securitized mortgage loans is related to the lower average balance of the securitized mortgage loans outstanding for the three months ended March 31, 2011, which decreased approximately $60.9 million compared to the average balance for the three months ended March 31, 2010.  The decrease in the average balance is primarily related to principal payments received of $56.3 million from March 31, 2010 to March 31, 2011, which includes both scheduled and unscheduled payments, net of amounts received on defeased loans.  These balances have decreased year over year because we are no longer adding mortgage loans to our investment portfolio.

Interest income also declined as a result of an approximately 34 basis point decrease in the average yield on the single-family mortgage loan portion of our portfolio to 3.91% for the three months ended March 31, 2011 from 4.25% for the three months ended March 31, 2010.  The average yield on the single-family mortgage loans declined as the interest rates on the underlying ARM loans reset at lower interest rates to a weighted average of 4.83% as of March 31, 2011 from a weighted average of 5.14% as of March 31, 2010.

The decrease in interest expense associated with securitized mortgage loans is related to a decline in the average balance of outstanding financing which declined due to the principal payments on the mortgage loan collateral noted above (as these payments received are used to pay down the principal on the related bonds) as well as the redemption during the third quarter of 2010 of a portion of our outstanding securitization financing collateralized by securitized commercial mortgage loans.

Provision for Loan Losses

During the three months ended March 31, 2011 and 2010, we added approximately $0.3 million and $0.2 million, respectively, of reserves for estimated losses on our securitized commercial mortgage loan portfolio.  The reserves we provided during the three months ended March 31, 2011 primarily related to a decrease in the expected liquidation values of certain properties collateralizing three of our commercial mortgage loans previously identified as impaired.  We experienced a significant increase in seriously delinquent securitized commercial mortgage loans from December 31, 2010 to March 31, 2011 due to a commercial mortgage loan with an unpaid principal balance of $8.1 million collateralized by a property in Denver, Colorado.  The fair value of the property is estimated to be adequate enough to fully repay the loan should it default, and we have accordingly not provided any reserves specifically for this loan.

We did not provide any additional reserves for our portfolio of securitized single-family mortgage loans during the three months ended March 31, 2011, because we believe that our current reserves are sufficient to cover projected losses on our securitized single-family mortgage loans.

Please refer to Note 1 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding the considerations included in our estimate for loan losses.

Fair Value Adjustments, net

Fair value adjustments, net for the three months ended March 31, 2011 consists of $0.3 million loss on interest rate swaps designated as trading, partially offset by a $0.1 million gain on Agency CMBS designated as trading and a $0.1 million gain due to mark-to-market adjustments on other miscellaneous assets.

Other Income, net

Other income, net for the three months ended March 31, 2011 was immaterial compared to $0.7 million for the three months ended March 31, 2010, which was primarily due to the repayment of two delinquent commercial mortgage loans by a guarantor.

General and Administrative Expenses

Although our overall general and administrative expenses for the three months ended March 31, 2011 increased minimally compared to the three months ended March 31, 2010, our salary and benefits expense increased approximately 16.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  This increase is primarily due to employee salary increases as well as the addition of two new employees since the first quarter of 2010.

Other general and administrative expenses decreased approximately 11.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include borrowings under repurchase arrangements, non-recourse collateralized financings, and monthly principal and interest payments we receive on our investments.  Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements.  We use our liquidity to fund our investment purchases and other operating costs, to pay down borrowings, to make payments to counterparties as required under interest rate swap agreements, and to pay dividends on our common stock.

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

We currently have 21 repurchase agreement lenders, and as of March 31, 2011, we had $1.8 billion in repurchase agreement borrowings outstanding with 18 of these counterparties at a weighted average borrowing rate of 0.39%.  As of December 31, 2010, we had $1.2 billion outstanding with a weighted average borrowing rate of 0.50%.

The following table presents certain quantitative information regarding our short-term borrowings under repurchase agreements for the periods indicated:

	Three Months Ended March 31,
(amounts in thousands)	2011	2010
Average balance outstanding	$1,434,700	$628,268
Weighted average borrowing rate	0.44%	0.52%
Maximum balance outstanding	$1,848,883	$679,341

For our repurchase agreement borrowings, we are required to post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing.  When there is a decline in value of the investment collateral pledged to the lender on the repurchase agreement, the lender may make a “margin call”, requiring us to post additional collateral to compensate for any subsequent declines in the value of the investment collateral pledged.

Declines in value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions.  Additionally, values in Agency MBS will also decline from the payment delay feature of those securities.  Agency MBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency MBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because Agency MBS are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency MBS.  This causes a temporary use of our resources to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

Because of these margin requirements, we seek to maintain enough liquidity to meet margin calls.  As of March 31, 2011, we had $195.6 million in unencumbered cash and unpledged Agency MBS.  In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by our active management of our debt-to-equity ratio, which is discussed further below.

When the Company borrows under repurchase agreements or other recourse borrowings subject to margin calls, it generally borrows less than is permitted by its counterparties under their respective master repurchase agreements.  This reduces the number and amount of potential margin calls in the event of a decline in the value of the securities pledged as collateral to the borrowings.

We believe monitoring and maintaining our debt-to-equity ratios is important to managing our liquidity.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of four to nine times our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than six times our invested equity capital and up to ten times our equity capital invested in Agency and non-Agency MBS.  Our current target is seven to eight times our invested equity capital in Agency MBS and four to five times our invested equity capital in non-Agency MBS.

Our repurchase agreement counterparties require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, minimum liquidity, and leverage requirements as well as maintaining our REIT status.  In addition, some of the covenants contain cross default features, whereby default under one agreement simultaneously causes default under another agreement.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status.  We were in compliance with all covenants as of and for the three months ended March 31, 2011.

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

In certain instances, our securitization bonds may become subject to redemption by us in accordance with the specific terms of the related indenture.  The Company has redeemed securitization bonds in the past, and in certain instances, the Company has kept the bond outstanding and used it as collateral for additional repurchase agreement borrowings.  These additional borrowings may have been used to either finance the bond redemption or to purchase additional investments.  Although these bonds are legally outstanding, the balances are eliminated in consolidation because the issuing trust is included in the Company’s consolidated financial statements.

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

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of March 31, 2011:

(amounts in thousands)	Payments due by period
Contractual Obligations: (1)	Total	< 1 year	1-3 years	3-5 years	> 5 years

Repurchase agreements (2)	$1,848,883	$1,848,883	$–	$–	$–
Securitization financing (2) (3)	58,776	4,242	15,862	33,016	5,656
TALF financing (2) (3)	50,651	–	50,651	–	–
Operating lease obligations	437	155	282	–	–
Total	$1,958,747	$1,853,280	$66,795	$33,016	$5,656

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Such advance amounts are generally repaid in the same month as they are made or shortly thereafter, and so the contractual obligation with respect to these advances is excluded from the above table.  As of March 31, 2011, outstanding servicing advances were $0.2 million compared to $0.2 million as of December 31, 2010.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Notes to Unaudited Consolidated Financial Statements for information on recent accounting updates to the ASC which have been issued but are not yet effective.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Exchange Act.  Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results are forward-looking statements.  Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, taking into account all information currently available to us, and are applicable only as of the date of this report.  Forward-looking statements generally can be identified by use of words such as “believe”, “expect”, “anticipate”, “estimate”, “plan” “may”, “will”, “intend”, “should”, “could” or similar expressions.  We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.

We make forward-looking statements in this Quarterly Report on Form 10-Q regarding:

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•
the risks and uncertainties referenced in this Quarterly Report on Form 10-Q or the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, particularly those set forth under Item 1A. “Risk Factors”;

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

The table below sets forth the time frames for the prospective reset of interest rates on our investments and the associated borrowings on these investments as of March 31, 2011.  This table includes the impact of our interest rate swaps designated as hedging instruments, but excludes future changes to our portfolio and the potential impact of prepayments on our investments.

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed Rate	$611,703	26.8%	$86,480	4.4%

Adjustable Rate:
0-12 months	331,965	14.5%	1,123,626	57.5%
13-24 months	356,532	15.6%	75,000	3.8%
25-36 months	282,999	12.4%	300,000	15.4%
Over 36 months	700,897	30.7%	370,000	18.9%
Total	$2,284,096	100.0%	$1,955,106	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

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

The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency MBS portfolio as of March 31, 2011:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	55.0%	1.0%	1.1%
>10.0% to 11.0%	36.0%	2.0%	18.1%
>11.0% to 12.0%	9.0%	5.0%-6.0%	80.8%
	100.00%		100.00%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The tables below provide a sensitivity analysis for the projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, and including all derivative instruments) as they existed as of March 31, 2011 based on changes in market interest rates as set forth in the table.  The analysis presented in the first table below shows the estimated impact of instantaneous parallel shifts in interest rates as of March 31, 2011, assuming a static investment portfolio.  The impact is measured as a percentage change in projected net interest income and a percentage change in projected market value.  The sensitivity analysis presented in the second table below assumes the same instantaneous parallel shift in interest rates as in the first table while also assuming a concurrent instantaneous change in mortgage spreads of 25 and 50 basis points.  The impact of the change in interest rates and mortgage interest rate spreads is measured based on the percentage change in market value only for our investments and also assumes a static investment portfolio.  The percentage change in market value is based on a LIBOR option-adjusted spread model.

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

	As of March 31, 2011
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value(2)

+100	(5.8)%	(1.1)%
+50	(1.9)%	(0.5)%
0	–	–
-50	(0.7)%	0.4%
-100	(6.9)%	0.6%
(1)	Includes changes in interest expense from the financings for our investments as well as our interest rate swaps.
(2)	Includes changes in market value of our derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

The following table presents the expected percentage change in the projected market value of our investments (including derivative instruments, but excluding our financings because they are not carried at fair value on our balance sheet), as they existed as of March 31, 2011, assuming a static portfolio as well as an instantaneous parallel shift in interest rates and a concurrent instantaneous change in mortgage spreads of 25 and 50 basis points as of that date:

Basis Point Change in Interest Rates	Basis Point Change in Mortgage Spreads
	-50	-25	0	+25	+50

+100	0.9%	(0.2)%	(1.1)%	(2.1)%	(3.1)%
+50	1.5%	0.5%	(0.5)%	(1.5)%	(2.4)%
0	2.0%	1.0%	–	(1.0)%	(1.9)%
-50	2.4%	1.4%	0.4%	(0.6)%	(1.6)%
-100	2.6%	1.6%	0.6%	(0.4)%	(1.3)%

The two tables above are intended to demonstrate our sensitivity to interest rates based on our investments and associated financings and derivative instruments as of March 31, 2011.  The impact of changing interest rates on net interest income and market value of our investments can change significantly when interest rates change beyond the above levels or if market expectations of future interest rates begin to materially change.  In addition, other factors will impact the net interest income from and market value of our interest rate-sensitive investments and derivative instruments, such as prepayment rates, the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material.

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

The majority of the premiums on our securities are on Agency RMBS and CMBS.  We amortize the premiums on our Agency RMBS and CMBS using a retrospective level-yield method based on the actual principal payments we have received on the securities and forecasted prepayment rates.  As of March 31, 2011, we are currently forecasting one-year prepayment rates on our Agency RMBS of 17.8%, and we are not anticipating any voluntary prepayments on our Agency CMBS.  The loans underlying our Agency CMBS generally have prepayment provisions, such as prepayment lock-outs or yield maintenance payment requirements.  These provisions create an economic disincentive for the loans to prepay, thereby reducing the prepayments on the related securities, and compensate us in the event that there are prepayments.

The following table discloses the calculation of our amortized cost as a percentage of par value for the MBS portion of our investment portfolio as of March 31, 2011:

	Agency		Non-Agency
(amounts in thousands)	RMBS	CMBS	RMBS	CMBS
Principal/par value	$1,542,818	$226,613	$15,676	$244,688
Unamortized premium (discount), net	77,839	26,516	(960)	(4,560)
Amortized cost basis	$1,620,657	$253,129	$14,716	$240,128
Amortized cost as a percentage of par value	105.0%	111.7%	93.9%	98.1%

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  To mitigate credit risk, certain of our investments, such as Agency MBS and portions of our securitized mortgage loan portfolio, contain a guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.  The following tables present information as of March 31, 2011 and December 31, 2010 with respect to our investments and the amounts guaranteed, if applicable.

	March 31, 2011
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$1,869,765	$1,769,431	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	42,607	6,619	American International Group	BBB
Single-family	17,377	17,100	PMI/GEMICO	Caa2/Baa3
Defeased loans	3,277	3,291	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	49,448	–
Single-family	35,222	–
Non-Agency MBS	265,229	–
Other investments	1,171	–
	2,279,610	1,796,441

Allowance for loan losses	(4,486)	–

Total investments	$2,279,610	$1,796,441

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

	December 31, 2010
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$1,192,579	$1,127,887	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	46,741	6,619	American International Group	BBB
Single-family	18,465	18,169	PMI/GEMICO	Caa2/Baa3
Defeased loans	3,289	3,306	Fully secured with cash

Without Guaranty of Payment
Non-Agency MBS	267,356	–
Securitized mortgage loans:
Commercial	52,338	–
Single-family	36,599	–
Other investments	1,229	–
	1,618,596	1,155,981

Allowance for loan losses	(4,470)	–

Total investments	$1,614,126	$1,155,981

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

The following tables present information for securitized mortgage loans as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$95,332	14	43.9%	$21,583		22.6%
Single-family mortgage loans	52,599	17	47.8%	4,157	(2)	7.9%

	As of December 31, 2010
Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$98,167	14	45%	$12,147		16.0%
Single-family mortgage loans	54,795	17	48%	5,277	(2)	10.1%

(1)	Loans contractually delinquent by 30 or more days, which included loans on non-accrual status.
(2)	As of March 31, 2011, approximately $1.3 million of the delinquent single-family loans are pool insured compared to $1.7 million as of December 31, 2010.

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

At the inception of the repurchase agreement, we post margin collateral to the lender in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender may also request that we post additional collateral (“margin calls”) in the event of a decline in market value of the collateral pledged, which may happen for market reasons or as a result of the payment delay feature on Agency MBS as discussed in “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q.  Such margin calls could adversely change our liquidity position.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral are insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall. All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, which must be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Given the uncommitted nature of repurchase agreement financing and the varying collateral requirements, we cannot assume that we will always be able to roll over our repurchase agreements as they mature.

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

For additional information regarding our use of forward-looking statements and risks that could cause actual events or results to differ materially from results expressed or implied in such forward-looking statements, see “Forward-Looking Statements” set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Part I of this Quarterly Report on Form 10-Q, and the Risk Factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are parties to various legal proceedings, including those described below.  Although the ultimate outcome of these legal proceedings cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of these proceedings, including those described below, will not have a material adverse effect on the Company’s consolidated financial condition or liquidity.  However, the resolution of any of the proceedings described below could have a material impact on consolidated results of operations or cash flows in a given reporting period as the proceedings are resolved.

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent county property tax receivables for properties located in the County.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain attorneys’ fees expenses associated with the forced collection of delinquent property tax receivables.   The Court granted class action status in August 2007. Throughout the course of this litigation, the Court has dismissed all claims against GLS except for the reasonableness of attorneys’ fees charged by GLS in connection with the collection of the delinquent property tax receivables which were permitted to be assessed under the Municipal Claims and Tax Lien Act and set by ordinance approved by the County Council for the County of Allegheny.  Specifically, the Court has allowed the pursuit by the named plaintiffs on behalf of the certified class of the claim that the ordinance(s) adopted by the County of Allegheny, set forth in the ordinance and used by GLS for certain legal work are unreasonable.  Plaintiffs have not enumerated their damages in this matter.

On April 1, 2011 in the matter styled Basic Capital Management et al (the “BCM Plaintiffs”) versus Dynex Commercial, Inc. (“DCI”) and Dynex Capital, Inc. (DCI and the Company, together, the “Respondents”), the Supreme Court of Texas partially reversed the Fifth Court of Appeals at Dallas (the “Court of Appeals”) and remanded the case back to the Court of Appeals for consideration of arguments not previously reached by the Court of Appeals.  The appeal to the Supreme Court of Texas was filed by the BCM Plaintiffs.  On remand, the BCM Plaintiffs are seeking reversal of the trial court’s judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million.  They also seek reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160.0 million “master” loan commitment.  The BCM Plaintiffs also seek reversal and rendition of judgment in their favor for attorneys’ fees in the amount of $2.1 million.  Alternatively, the BCM Plaintiffs seek a new trial.  DCI is a former affiliate of the Company, and management does not believe that the Company would be obligated for any amounts awarded to the BCM Plaintiffs as a result of the actions of DCI.  Dynex Capital and DCI intend to file a motion to reconsider with the Supreme Court of Texas on or before May 16, 2011.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, the "Defendants") are defendants in a putative class action brought by the Teamsters Local 445 Freight Division Pension Fund (the "Teamsters") in the United States District Court for the Southern District of New York (the "District Court"). The original complaint, which was filed on February 7, 2005, alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the "Bonds"), which are collateralized by manufactured housing loans. After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against the Company and MERIT. The Teamsters filed an amended complaint on August 6, 2008, which essentially restated the same allegations as the original complaint and added the Company’s former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer as defendants. The District Court denied Defendants’ motion to dismiss the amended complaint.  The Teamsters seek unspecified damages and allege, among other things, fraud and misrepresentation in connection with the issuance of and subsequent reporting related to the Bonds.  On March 7, 2011, the District Court granted the Teamsters’ motion to certify the class for this action.  On March 18, 2011, the Defendants filed a Petition for Permission to Appeal with the United States Court of Appeals for the Second Circuit, seeking to reverse the class certification by the District Court.  Prior to the District Court’s certification of the class, the Defendants also filed with the District Court a motion to dismiss on the basis of fraud on the court related to statements attributed to alleged confidential witnesses in the amended complaint which the Company believes to be fabricated by plaintiff’s counsel.  The District Court referred the motion to dismiss to a Magistrate Judge, who, on April 29, 2011, recommended that the motion be denied.  The Company intends to file in the District Court an objection to the Magistrate Judge’s recommendation.  The Company has evaluated the allegations made in the amended complaint, and continues to believe them to be without merit and is vigorously defending itself in this matter.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.  Risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q.

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

DYNEX CAPITAL, INC.

Date: May 10, 2011	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)