Form 10-Q
period 2011-06-30
DYNEX CAPITAL INC
filed 2011-08-05
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Yes           ☐           No           ☑

On August 1, 2011, the registrant had 40,343,806 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Agency MBS (including pledged of $2,039,227 and $1,090,174, respectively)	$2,181,850	$1,192,579
Non-Agency MBS (including pledged of $251,316 and $259,350, respectively)	277,195	267,356
Securitized mortgage loans, net	130,925	152,962
Other investments, net	1,127	1,229
	2,591,097	1,614,126
Cash and cash equivalents	33,975	18,836
Derivative assets	432	692
Principal receivable on investments	14,402	3,739
Accrued interest receivable	11,380	6,105
Other assets, net	5,417	6,086
Total assets	$2,656,703	$1,649,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,133,249	$1,234,183
Non-recourse collateralized financing	105,983	107,105
Derivative liabilities	13,295	3,532
Accrued interest payable	1,437	1,079
Accrued dividends payable	10,893	8,192
Other liabilities	4,986	3,136
Total liabilities	2,269,843	1,357,227
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 40,343,159 and 30,342,897 shares issued and outstanding, respectively	403	303
Additional paid-in capital	633,969	538,304
Accumulated other comprehensive income	6,699	10,057
Accumulated deficit	(254,211)	(256,307)
Total shareholders' equity	386,860	292,357
Total liabilities and shareholders’ equity	$2,656,703	$1,649,584

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Agency MBS	$15,244	$4,610	$26,762	$9,478
Non-Agency MBS	3,830	3,741	7,521	6,241
Securitized mortgage loans	1,961	3,355	4,180	6,978
Other investments	29	32	62	64
Cash and cash equivalents	1	2	5	5
	21,065	11,740	38,530	22,766
Interest expense:
Repurchase agreements	4,760	1,362	8,188	2,625
Non-recourse collateralized financing	1,272	2,446	2,578	5,013
	6,032	3,808	10,766	7,638
Net interest income	15,033	7,932	27,764	15,128
Provision for loan losses	(200)	(150)	(450)	(559)
Net interest income after provision for loan losses	14,833	7,782	27,314	14,569
Gain on sale of investments, net	742	716	742	794
Fair value adjustments, net	131	71	5	153
Other income, net	143	555	186	1,224
General and administrative expenses:
Compensation and benefits	(1,209)	(870)	(2,341)	(1,842)
Other general and administrative	(1,046)	(987)	(2,032)	(2,094)
Net income	13,594	7,267	23,874	12,804
Preferred stock dividends	—	(1,003)	—	(2,005)
Net income to common shareholders	$13,594	$6,264	$23,874	$10,799
Weighted average common shares:
Basic	40,333	15,122	36,763	14,668
Diluted	40,334	19,347	36,765	18,893
Net income per common share:
Basic	$0.34	$0.41	$0.65	$0.74
Diluted	$0.34	$0.38	$0.65	$0.68
Dividends declared per common share	$0.27	$0.23	$0.54	$0.46

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$13,594	$7,267	$23,874	$12,804
Other comprehensive income:
Change in market value of available-for-sale securities	12,796	6,674	6,165	11,987
Reclassification adjustment for net gain on sale of available-for-sale securities	(742)	(702)	(742)	(779)
Net unrealized loss on cash flow hedging instruments	(11,738)	(2,648)	(8,781)	(3,833)
Other comprehensive income (loss)	316	3,324	(3,358)	7,375
Comprehensive income	13,910	10,591	20,516	20,179
Dividends declared on preferred stock	—	(1,003)	—	(2,005)
Comprehensive income to common shareholders	$13,910	$9,588	$20,516	$18,174

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$23,874	$12,804
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(5,275)	(460)
Increase (decrease) in accrued interest payable	358	(63)
Provision for loan losses	450	559
Gain on sale of investments, net	(742)	(794)
Fair value adjustments, net	(5)	(153)
Amortization and depreciation	11,427	3,197
Stock-based compensation expense	353	163
Net change in other assets and other liabilities	2,840	(2,245)
Net cash and cash equivalents provided by operating activities	33,280	13,008
Investing activities:
Purchase of investments	(1,244,687)	(219,279)
Principal payments received on investments	207,014	145,274
(Increase) decrease in principal receivable on investments	(10,663)	953
Proceeds from sales of investments	35,351	50,883
Principal payments received on securitized mortgage loans	21,417	19,443
Other investing activities	(204)	(97)
Net cash and cash equivalents used in investing activities	(991,772)	(2,823)
Financing activities:
Borrowings under (repayment of) repurchase agreements, net	899,066	(47,404)
Borrowings under non-recourse collateralized financing	—	50,678
Principal payments on non-recourse collateralized financing	(1,600)	(15,544)
Proceeds from issuance of common stock	95,242	10,859
Dividends paid	(19,077)	(8,668)
Net cash and cash equivalents provided by (used in) financing activities	973,631	(10,079)

Net increase in cash and cash equivalents	15,139	106
Cash and cash equivalents at beginning of period	18,836	30,173
Cash and cash equivalents at end of period	$33,975	$30,279
Supplemental Disclosure of Cash Activities:
Cash paid for interest	$9,881	$8,269

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2011.  The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated balance sheets now present separately its principal receivable on investments, which was previously included within the fair value amounts shown on the consolidated balance sheets for Agency and non-Agency mortgage-backed securities ("MBS").  The Company’s consolidated statements of cash flows now present separately “(increase) decrease in principal receivable on investments”, which was previously included within “other investing activities”.  The respective amounts on the consolidated balance sheet as of December 31, 2010 and consolidated statement of cash flows for the six months ended June 30, 2010 presented herein have been reclassified to conform to the current year presentation and have no effect on reported total assets or total liabilities or results of operations.

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

Investments

The Company’s investments include Agency MBS, non-Agency MBS, securitized mortgage loans, and other investments.

Agency MBS. Agency MBS are comprised of residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  The Company’s Agency RMBS are comprised primarily of hybrid Agency ARMs and Agency ARMs.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable-rate mortgage loans which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable-rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period.

Interest rates on the adjustable-rate mortgage loans collateralizing hybrid Agency ARMs or Agency ARMs are based on specific index rates, such as the one-year constant maturity treasury rate, or CMT, the London Interbank Offered Rate, or LIBOR, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI.  These loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

The Company’s Agency CMBS are typically comprised of fixed-rate securities issued by Fannie Mae or Freddie Mac. Securities of both of these issuers are collateralized by first mortgage loans on multifamily properties that are usually either locked out of prepayment options or have yield maintenance provisions which provide the Company protection against prepayment of the investment. The Company's Agency CMBS also include interest only securities which represent the right to receive contractual interest flows (but not principal cash flows) from the underlying unamortized principal balance of specific Agency CMBS.

The Company accounts for its Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of June 30, 2011, the Company has Agency MBS that are designated as either available-for-sale or trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

All of the Company’s Agency MBS are recorded at their fair value on the consolidated balance sheet.  The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service and broker quotes.  Changes in the fair value of Agency MBS designated as trading are recognized in net income within “fair value adjustments, net”.   Gains (losses) realized upon the sale, impairment, or other disposal of a trading security are also recognized within “fair value adjustments, net”.  Alternatively, changes in the fair value of Agency MBS designated as available-for-sale are reported in other comprehensive income as unrealized gains (losses) until the security is collected, disposed of, or determined to be other than temporarily impaired.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

Non-Agency MBS.  The Company’s non-Agency MBS are comprised of RMBS and CMBS, the majority of which are rated as investment grade.  Interest rates for non-Agency MBS collateralized with ARMs are based on indices similar to those of Agency MBS.  Like Agency MBS, the Company accounts for its non-Agency MBS in accordance with ASC Topic 320.  As of June 30, 2011, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.   Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

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

Allowance for Loan Losses

An allowance for loan losses has been estimated and established for currently existing and probable losses for mortgage loans that are considered impaired.  Provisions made to increase the allowance are charged as a current period expense.  Commercial mortgage loans are secured by income-producing real estate and are evaluated individually for impairment when the debt service coverage ratio on the mortgage loan is less than 1:1 or when the mortgage loan is delinquent.  An allowance may be established for a particular impaired commercial mortgage loan.  Commercial mortgage loans not evaluated for individual impairment are evaluated for a general allowance.  Certain of the commercial mortgage loans are covered by mortgage loan guarantees that limit the Company’s exposure on these mortgage loans.  Single-family mortgage loans are considered homogeneous and are evaluated on a pool basis for a general allowance.

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

Securitization Transactions

The Company has securitized mortgage loans and non-Agency CMBS through securitization transactions by transferring financial assets to a wholly owned trust, where the trust issues non-recourse securitization financing bonds pursuant to an indenture.  The Company retains some form of control over the transferred assets, and therefore the trust is included in the consolidated financial statements of the Company.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of the Company (presented as securitized mortgage loans on the consolidated balance sheet), and the associated bonds issued are treated as debt of the Company (presented as a portion of non-recourse collateralized financing on the consolidated balance sheet).  The Company has retained certain of the bonds issued by the trust and has transferred collateral in excess of the bonds issued.  This excess is typically referred to as over-collateralization.  Each securitization trust generally provides the Company the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

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

For interest rate agreements designated as cash flow hedges, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged.  The effective portion of the hedge relationship on an interest rate agreement designated as a cash flow hedge is reported in AOCI and is later reclassified into the consolidated statement of income in the same period during which the hedged transaction affects earnings.  The ineffective portion of such hedge is immediately reported in the current period’s consolidated statement of income.  These derivative instruments are carried at fair value on the Company’s consolidated balance sheets in accordance with ASC Topic 815.  Cash posted to meet margin calls, if any, is included on the consolidated balance sheets in other assets.

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

Contingencies

In the normal course of business, there are various lawsuits, claims, and other contingencies pending against the Company.  In accordance with ASC Topic 450, we evaluate whether to establish provisions for estimated losses from those matters.  Although the ultimate outcome of the various matters cannot be ascertained at this point, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the Company's consolidated financial condition or liquidity.  The resolution of any such matters could, however, have a material effect on the consolidated results of operations or cash flows in a given future reporting period. Please refer to Note 12 for details on the most significant matters currently pending.

Recent Accounting Pronouncements

In April 2011, FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2011-02, which amends ASC Topic 310 to clarify the guidance on evaluating whether a restructuring constitutes a troubled debt restructuring.  Specifically, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties.  If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession.  A temporary or permanent increase in the contractual interest rate does not preclude the restructuring from being considered a concession because the contractual interest rate on the restructured debt may still be below the market interest rate for new debt with similar characteristics.  If the creditor determines that it has granted a concession to the debtor, it must then evaluate whether a debtor is experiencing financial difficulties.  The amendments clarify that a debtor does not have to be currently in payment default in order to be considered as experiencing financial difficulties.  Additionally, a creditor should evaluate whether it is probable that the debtor will be in payment default on any of its debt in the foreseeable future without the modification.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and early adoption is permitted.  The amendments should be applied retrospectively to the beginning of the annual period of adoption.  As a result of its retrospective application, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under ASC Topic 310 for which impairment was previously measured under ASC Topic 450.  In addition, ASU No. 2011-02 requires an entity to disclose the information required by ASU No. 2010-20, Disclosures about the Crdit Quality of Financing Receivables and the Allowance for Credit Losses, which was subsequently deferred temporarily by ASU No. 2011-01.  Management has evaluated these amendments and does not believe that they will have a material impact on the Company’s financial condition or results of operations.

In April 2011, FASB issued ASU No. 2011-03 to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASC Topic 860 prescribes when an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. Previously, under ASC Topic 860, the transferor was required to have the ability to repurchase the same or substantially the same assets in order to assert that it has maintained effective control over the transferred assets. ASU No. 2011-03 removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, and also removes the collateral maintenance implementation guidance related to that criterion. The FASB concluded that the assessment of effective control should focus on a transferor's contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. These amendments are effective for the first interim or annual reporting period beginning on or after December 15, 2011 and are to be applied prospectively. Management has evaluated these amendments and does not believe that they will have a material impact on the Company's financial condition or results of operations.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method, and for the three and six months ended June 30, 2010 the conversion of the Company’s formerly outstanding convertible preferred stock into common stock using the two-class method, but only if these items are dilutive.  Each share of Series D preferred stock was convertible into one share of common stock.  The following tables reconcile the numerator and denominator for both basic and diluted net income per common share:

	Three Months Ended
	June 30,
	2011		2010
	Income	Weighted-Average Common Shares (1)	Income	Weighted- Average Common Shares (1)
Net income	$13,594		$7,267
Preferred stock dividends	—		(1,003)
Net income to common shareholders	$13,594	40,333,269	$6,264	15,122,324
Effect of dilutive items	—	1,138	1,003	4,224,706
Diluted	$13,594	40,334,407	$7,267	19,347,030
Net income per common share:
Basic		$0.34		$0.41
Diluted (1)		$0.34		$0.38
Components of dilutive items:
Convertible preferred stock	$—	—	$1,003	4,221,539
Stock options	—	1,138	—	3,167
	$—	1,138	$1,003	4,224,706

(1)
For the three months ended June 30, 2011 and June 30, 2010, the calculation of diluted net income per common share excludes 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2011		2010
	Income	Weighted-Average Common Shares (1)	Income	Weighted-Average Common Shares (1)
Net income	$23,874		$12,804
Preferred stock dividends	—		(2,005)
Net income to common shareholders	23,874	36,762,811	10,799	14,668,489
Effect of dilutive items	—	2,209	2,005	4,224,438
Diluted	$23,874	$36,765,020	$12,804	18,892,927
Net income per common share:
Basic		$0.65		$0.74
Diluted (1)		$0.65		$0.68
Components of dilutive items:
Convertible preferred stock	$—	—	$2,005	4,221,539
Stock options	—	2,209	—	2,899
	$—	2,209	$2,005	4,224,438

(1)	For the six months ended June 30, 2010, the calculation of diluted net income per common share excludes 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	RMBS	CMBS	Total	RMBS	CMBS	Total
Principal/par value	$1,799,594	$223,932	$2,023,526	$937,376	$190,511	$1,127,887
Unamortized premium	102,040	49,739	151,779	43,776	18,757	62,533
Unamortized discount	(1)	—	(1)	(36)	—	(36)
Amortized cost	1,901,633	273,671	2,175,304	981,116	209,268	1,190,384
Unrealized gains:
Available for sale	9,505	1,796	11,301	8,266	567	8,833
Trading	—	1,075	1,075	—	—	—
Unrealized losses:
Available for sale	(4,838)	(992)	(5,830)	(3,371)	(3,267)	(6,638)
Trading	—	—	—	—	—	—
Fair value	$1,906,300	$275,550	$2,181,850	$986,011	$206,568	$1,192,579
Weighted average coupon based on par value	4.57%	5.39%	4.66%	4.46%	5.41%	4.62%

During the six months ended June 30, 2011, the Company purchased $1,151,588 and $69,482 of Agency RMBS and CMBS, respectively. As of June 30, 2011, the amortized cost and fair value of Agency CMBS designated as trading securities was $24,038 and $25,113, respectively, with the remainder of the Company's Agency CMBS and Agency RMBS designated as available-for-sale. The Company did not hold any Agency CMBS or RMBS designated as trading securities as of December 31, 2010.  During the six months ended June 30, 2011, the Company did not sell any of its trading securities purchased during the three and six months ended June 30, 2011, but recognized a net unrealized gain of $956 and $1,075, respectively, related to their changes in fair value, which is included within “fair value adjustments, net” in its consolidated statement of income for the three and six months ended June 30, 2011. The Company also has derivatives designated as trading instruments, and the changes in their fair value are also included within "fair value adjustments, net". For the three and six months ended June 30, 2011, the Company recognized a net unrealized loss of $(871) and $(1,219), respectively, related to these derivatives. Please refer to Note 7 for additional information on these derivatives designated as trading instruments.

A portion of the Company's Agency CMBS as reported in the table above as of June 30, 2011 are interest only securities. The Company did not hold any Agency interest only securities as of December 31, 2010. The table below presents the Company's Agency CMBS by security type as of June 30, 2011.

	June 30, 2011
	Principal	Premium	Unrealized Gain (Loss)	Total
Principal and interest securities	$223,932	$19,658	$1,798	$245,388
Interest only securities (1)	—	30,081	81	30,162
Fair value of Agency CMBS	$223,932	$49,739	$1,879	$275,550
     (1)    The combined notional balance for the Agency interest only securities is $898,114 as of June 30, 2011.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	RMBS	CMBS	Total	RMBS	CMBS	Total
Principal/par value	$11,561	$250,817	$262,378	$16,101	$247,494	$263,595
Unamortized premium	—	14,676	14,676	138	5,352	5,490
Unamortized discount	(1,048)	(11,640)	(12,688)	(1,115)	(11,296)	(12,411)
Amortized cost	10,513	253,853	264,366	15,124	241,550	256,674
Unrealized gains	451	12,994	13,445	632	10,978	11,610
Unrealized losses	(522)	(94)	(616)	(348)	(580)	(928)
Fair value	$10,442	$266,753	$277,195	$15,408	$251,948	$267,356
Weighted average coupon based on par value	4.33%	6.39%	6.30%	4.54%	6.49%	6.37%

All of the Company’s non-Agency MBS are designated as available-for-sale and are comprised primarily of investment-grade rated securities with a fair value of $272,057 and $262,234 as of June 30, 2011 and December 31, 2010, respectively.  The Company purchased $23,617 of non-Agency CMBS during the six months ended June 30, 2011, and did not purchase any non-Agency RMBS.

A portion of the Company's non-Agency CMBS as reported in the table above as of June 30, 2011 are interest only securities. The Company did not hold any non-Agency interest only securities as of December 31, 2010. The table below presents the Company's non-Agency CMBS by security type as of June 30, 2011.

	June 30, 2011
	Principal	Net Premium	Unrealized Gain (Loss)	Total
Principal and interest securities	$250,817	$(7,182)	$12,932	$256,567
Interest only securities (1)	—	10,218	(32)	10,186
Fair value of non-Agency CMBS	$250,817	$3,036	$12,900	$266,753
(1)    The combined notional balance for the non-Agency interest only securities is $342,968 as of June 30, 2011.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

All of the Company's securitized mortgage loans are pledged as collateral for its associated securitization financing bonds, which are discussed further in Note 9. Please also refer to Note 6 for disclosures related to impaired securitized mortgage loans and the related allowance for loans losses. The following table summarizes the components of securitized mortgage loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value	$78,927	$50,122	$129,049	$99,432	$54,181	$153,613
FHBT(1)	4,702	—	4,702	3,455	—	3,455
Unamortized premium, net	—	809	809	—	884	884
Unamortized discount, net	(358)	—	(358)	(520)	—	(520)
Amortized cost	83,271	50,931	134,202	102,367	55,065	157,432
Allowance for loan losses	(3,069)	(208)	(3,277)	(4,200)	(270)	(4,470)
	$80,202	$50,723	$130,925	$98,167	$54,795	$152,962

(1)
Funds held by trustees includes $4,553 and $3,306 as of June 30, 2011 and December 31, 2010, respectively, of cash and cash equivalents held by the trust for defeased commercial mortgage loans. These funds were paid by the borrower to the securitization trust pursuant to the contractual terms of the mortgage loan and represent replacement collateral for defeased loans.  In accordance with the underlying agreements, cash payments are made by the securitization trust using these defeased amounts until the funds held for that particular defeased mortgage loan equal the scheduled principal balance of the original loan.  At that point a final distribution is made to the trust as payment in full of the principal amount due on the loan.

The balance of the Company's securitized commercial mortgage loans have decreased since December 31, 2010 primarily due to principal payments, including amounts received on defeased loans, of $17,419.  The Company's securitized commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 76.8% of these securitized commercial mortgage loans are secured by multifamily properties. As of June 30, 2011 and December 31, 2010, the loan-to-value ratio based on original appraisal was 42.7% and 45.0%, respectively. The unpaid principal balance of the securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) and therefore on nonaccrual status is $20,114 as of June 30, 2011. The increase of $6,025 in the balance of seriously delinquent loans, which was $14,089 as of December 31, 2010, is primarily related to a commercial mortgage loan on a property in Denver, Colorado that became seriously delinquent during the first quarter of 2011.  The estimated value of the property collateralizing the loan appears to be adequate to fully repay the loan, and thus the Company has not provided any reserves specifically for this loan.

The balance of the Company's securitized single-family mortgage loans have decreased since December 31, 2010 due to principal payments on the loans of $3,998, of which 58% were unscheduled. These single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.   As of June 30, 2011 and December 31, 2010, the loan-to-value ratio based on original appraisal was 47.8% and 48.0%, respectively. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of June 30, 2011 is $5,082. The Company continues accruing interest on any seriously delinquent securitized single-family mortgage loan so long as the primary servicer continues to advance the interest and/or principal due on the loan.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

As discussed in Note 1, the Company estimates for currently existing and probable losses for its mortgage loans that are considered impaired. A loan does not have to be seriously delinquent (60 or more days past due) in order to be considered impaired. The following table presents certain information on impaired securitized commercial and single-family mortgage loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Commercial	Single-family	Commercial	Single-family
Unpaid principal balance of impaired securitized loans	$8,618	$5,082	$18,219	$3,587
Basis adjustments related to impaired securitized loans	(22)	82	(65)	59
Amortized cost basis of impaired securitized loans	8,596	5,164	18,154	3,646
Allowance for loan losses	(3,069)	(208)	(4,200)	(270)
Investment in excess of allowance	$5,527	$4,956	$13,954	$3,376

The Company recognized $28 and $56 of interest income on impaired securitized commercial mortgage loans for the three and six months ended June 30, 2011 compared to $102 and $223 of interest income for the three and six months ended June 30, 2010.  The Company recognized $71 and $143 of interest income on impaired securitized single-family mortgage loans for the three and six months ended June 30, 2011 compared to $60 and $120 on impaired single-family mortgage loans for the three and six months ended June 30, 2010.

The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	Three Months Ended
	June 30,
	2011		2010
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$4,237	$249	$4,085	$277
Provision for loan losses(1)	200	—	240	—
Credit losses, net of recoveries	(1,368)	(41)	(616)	(6)
Allowance at end of period(2)	$3,069	$208	$3,709	$271

(1)	Activity shown for provision for loan losses for the three months ended June 30, 2010 excludes the reversal of $90 of provision related to the Company’s unsecuritized mortgage loan portfolio.

(2)
Balance as of June 30, 2010 excludes allowance of $265 related to the Company’s unsecuritized mortgage loan portfolio. As of June 30, 2011, the amount of allowance related to the Company's unsecuritized mortgage loan portfolio is $0.

	Six Months Ended
	June 30,
	2011		2010
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$4,200	$270	$3,935	$277
Provision for loan losses(1)	450	—	390	—
Credit losses, net of recoveries	(1,581)	(62)	(616)	(6)
Allowance at end of period(2)	$3,069	$208	$3,709	$271

(1)	Activity shown for provision for loan losses for the six months ended June 30, 2010 excludes provision of $169 related to the Company’s unsecuritized mortgage loan portfolio.

(2)
Balance as of June 30, 2010 excludes allowance of $265 related to the Company’s unsecuritized mortgage loan portfolio. As of June 30, 2011, the amount of allowance related to the Company's unsecuritized mortgage loan portfolio is $0.

NOTE 7 – DERIVATIVES

Please see Note 1 for additional information related to the Company’s accounting policies for derivative instruments.

As of June 30, 2011 and December 31, 2010, the Company’s derivative financial instruments are comprised entirely of interest rate swaps, and are designated as either hedging instruments or trading instruments.  With respect to hedging instruments, the Company’s objective for using interest rate swaps is to minimize its exposure to the risk of increased interest expense resulting from its existing and forecasted short-term, fixed-rate borrowings.  The Company continuously borrows funds via sequential fixed-rate, short-term repurchase agreement borrowings.  As each fixed-rate repurchase agreement matures, it is replaced with new fixed-rate agreements based on the market interest rate in effect at the time of such replacement.  This sequential rollover borrowing program creates a variable interest expense pattern.  The changes in the cash flows of the interest rate swaps are expected to be highly effective at offsetting changes in the interest portion of the cash flows expected to be paid at maturity of each borrowing.

With respect to trading instruments, the Company’s objective for using interest rate swaps is to offset the changes in market value of its investments also designated as trading.  See Note 3 for information related to the investments designated as trading.

The tables below summarize information about the Company’s derivative financial instruments on the balance sheet as of the dates indicated:

As of June 30, 2011
Accounting Designation	Balance Sheet Location	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments	Derivative assets	$432	$110,000	0.98%

Hedging instruments	Derivative liabilities	$(12,076)	$870,000	1.61%
Trading instruments	Derivative liabilities	(1,219)	27,000	2.88%
		$(13,295)

As of December 31, 2010
Accounting Designation	Balance Sheet Location	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments	Derivative assets	$692	$100,000	1.89%
Hedging instruments	Derivative liabilities	$(3,532)	$245,000	1.58%

As of June 30, 2011, the Company had margin requirements with its swap counterparties for these interest rate swaps for which Agency MBS with a fair value of $19,458 have been posted as collateral.  The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of June 30, 2011:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$—	$100,000	$100,000	2	1.02%
13-36 months	—	510,000	510,000	9	1.26%
37-72 months	27,000	370,000	397,000	13	2.11%
	$27,000	$980,000	$1,007,000	24	1.57%

The table below presents the effect of the derivatives designated as trading instruments on the Company’s consolidated statements of income for the periods indicated.

		Amount of Loss Recognized in Net Income For the Three Months Ended		Amount of Loss Recognized in Net Income For the Six Months Ended
Type of Derivative Designated as Trading	Location of Amount Recognized in Net Income	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest rate swaps	Fair value adjustments, net	$871	$—	$1,219	$—

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the periods indicated:

Type of Derivative Designated as Cash Flow Hedge	Amount of (Gain) Loss Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of (Gain) Loss Recognized in Net Income (Ineffective Portion)	Amount of (Gain) Loss Recognized in Net Income Ineffective Portion)
For the three months ended June 30, 2011:
Interest rate swaps	$14,810	Interest expense	$3,072	Other income, net	$25

For the three months ended June 30, 2010:
Interest rate swaps	$3,237	Interest expense	$589	Other income, net	$(1)

For the six months ended June 30, 2011:
Interest rate swaps	$13,722	Interest expense	$4,941	Other income, net	$24

For the six months ended June 30, 2010:
Interest rate swaps	$4,880	Interest expense	$1,047	Other income, net	$9

The table below presents a rollforward of the activity in the Company’s AOCI related to its derivatives designated as hedging instruments for the periods presented:

	2011	2010
Balance as of January 1,	$(2,820)	$1,008
Change in fair value of interest rate swaps	(13,722)	(4,880)
Reclassification adjustment for amounts included in statement of income	4,941	1,047
Balance as of June 30,	$(11,601)	$(2,825)

The Company estimates that an additional $11,500 related to its derivatives designated as hedging instruments will be recognized as an increase to interest expense during the next 12 months.

The interest rate agreements the Company has with its derivative counterparties contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.  Additionally, the agreements outstanding with our derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of June 30, 2011, the Company had derivatives in a net liability position with its derivative counterparties totaling $13,734, inclusive of accrued interest but excluding any adjustment for nonperformance risk, for which it had pledged Agency MBS with a fair value of $19,458 as collateral.  If the Company had breached any of these agreements as of June 30, 2011, it could have been required to settle those derivatives at their estimated termination value of $13,734.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements as of June 30, 2011 and December 31, 2010 by the type of securities collateralizing the repurchase agreement:

	June 30, 2011
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,728,495	0.23%	$1,799,991
Agency CMBS	192,652	0.34%	219,778
Non-Agency RMBS	7,693	1.24%	8,720
Non-Agency CMBS	153,304	1.09%	177,592
Securitization financing bonds (see Note 9)	51,105	1.11%	60,251
	$2,133,249	0.33%	$2,266,332

	December 31, 2010
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$869,537	0.33%	$908,375
Agency CMBS	150,178	0.31%	161,143
Non-Agency RMBS	12,126	1.29%	13,628
Non-Agency CMBS	135,143	1.31%	164,871
Securitization financing bonds (see Note 9)	67,199	1.36%	79,080
	$1,234,183	0.50%	$1,327,097

The combined weighted average term to original maturity for the Company’s repurchase agreements was 50 days as of both June 30, 2011 and December 31, 2010.  The following table provides a summary of the original maturity as of June 30, 2011 and December 31, 2010:

Original Maturity	June 30, 2011	December 31, 2010
30 days or less	$682,112	$478,848
31 to 60 days	772,995	372,702
61 to 90 days	265,951	202,569
Greater than 90 days	412,191	180,064
	$2,133,249	$1,234,183

As of June 30, 2011, the maximum amount of equity at risk (equal to the fair value of the collateral pledged in excess of the amount due) under repurchase agreements with any individual counterparty is $28,461.

Our repurchase agreement counterparties require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, minimum liquidity, and leverage requirements as well as maintaining our REIT status.  In addition, some of the covenants contain cross default features, whereby default under one agreement simultaneously causes default under another agreement.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status.  We were in compliance with all covenants as of and during the three and six months ended June 30, 2011. Please refer to "Liquidity and Capital Resources" within Item 2 of this Quarterly Report on Form 10-Q for additional information related to these covenants.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

The following table summarized information about the Company’s non-recourse collateralized financing for the periods indicated:

		June 30, 2011
	Interest Rate	Weighted Average Life Remaing	Balance Outstanding	Value of Collateral
Securitization financing:		(in years)
Secured by commercial mortgage loans	7.2% fixed	3.0	$23,669	$41,685
Secured by non-Agency CMBS	6.2% fixed	2.6	15,000	16,748
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.3	19,725	20,621
TALF financing:(1)
Secured by non-Agency CMBS	2.7% fixed	1.7	50,571	65,004
Unamortized net bond premium and deferred costs			(2,982)	n/a
			$105,983	$144,058

		December 31, 2010
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by commercial mortgage loans	7.2% fixed	3.7	$23,669	$43,440
Secured by non-Agency CMBS	6.2% fixed	3.4	15,000	16,754
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.4	21,183	21,889
TALF financing:(1)
Secured by non-Agency CMBS	2.7% fixed	2.2	50,713	64,097
Unamortized net bond premium and deferred costs			(3,460)	n/a
			$107,105	$146,180

(1)	Financing provided by the Federal Reserve Bank of New York under its Term Asset-Backed Securities Loan Facility (“TALF”).

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

The following table summarizes information regarding all of the Company’s redeemed bonds that have an outstanding balance as of June 30, 2011:

Collateral Type	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Single-family mortgage loans	$23,143	$21,024	$18,371
Commercial mortgage loans	38,381	39,227	32,734
	$61,524	$60,251	$51,105

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

The following table presents the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$2,181,850	$—	$2,181,850	$—
Non-Agency MBS:
CMBS	266,753	—	129,992	136,761
RMBS	10,442	—	5,720	4,722
Other investments	25	—	—	25
Derivative assets	432	—	432	—
Total assets carried at fair value	$2,459,502	$—	$2,317,994	$141,508
Liabilities:
Derivative liabilities	$13,295	$—	$13,295	$—
Total liabilities carried at fair value	$13,295	$—	$13,295	$—

The Company’s Agency MBS, as well a portion of its non-Agency CMBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency CMBS and non-Agency RMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from pricing models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, as well as certain other relevant information.  The following tables present the activity of the instruments fair valued at Level 3 for the three and six months ended June 30, 2011:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of March 31, 2011	$138,976	$8,787	$25	$147,788
Purchases	98	—	—	98
Sales	—	(3,765)	—	(3,765)
Total unrealized losses:
Included in other comprehensive income	1,339	101	—	1,440
Principal payments	(3,469)	(401)	—	(3,870)
Amortization	(183)	—	—	(183)
Balance as of June 30, 2011	$136,761	$4,722	$25	$141,508

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of January 1, 2011	$146,671	$9,307	$25	$156,003
Purchases	98	—	—	98
Sales	—	(3,767)	—	(3,767)
Total unrealized losses:
Included in other comprehensive income	565	10	—	575
Principal payments	(10,033)	(828)	—	(10,861)
Amortization	(540)	—	—	(540)
Balance as of June 30, 2011	$136,761	$4,722	$25	$141,508

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Recorded Basis	FairValue	Recorded Basis	FairValue
Assets:
Agency MBS	$2,181,850	$2,181,850	$1,192,579	$1,192,579
Non-Agency CMBS	266,753	266,753	251,948	251,948
Non-Agency RMBS	10,442	10,442	15,408	15,408
Securitized mortgage loans, net	130,925	122,318	152,962	142,177
Other investments	1,127	1,035	1,229	1,112
Derivative assets	432	432	692	692
Liabilities:
Repurchase agreements	$2,133,249	$2,133,249	$1,234,183	$1,234,183
Non-recourse collateralized financing	105,983	108,524	107,105	109,395
Derivative liabilities	13,295	13,295	3,532	3,532

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of June 30, 2011 or December 31, 2010.

The following table presents certain information for Agency MBS and non-Agency MBS that were in an unrealized loss position as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	FairValue	Unrealized Loss	FairValue	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$1,021,724	$5,380	$695,854	$6,638
Non-Agency MBS	25,535	287	45,602	592
One year or more:
Agency MBS	24,357	449	—	—
Non-Agency MBS	3,368	329	3,494	337
	$1,074,984	$6,445	$744,950	$7,567

Because the principal and interest related to Agency MBS are guaranteed by issuers who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related.  The Company assesses its ability to hold an Agency MBS with an unrealized loss until the recovery in its value.  This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2011 are temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position as of June 30, 2011 and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of June 30, 2011.

NOTE 11 – SHAREHOLDERS' EQUITY

Common Stock

The Company has a continuous equity placement program (“EPP”) whereby the Company may offer and sell through its sales agent shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings,” as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  During the six months ended June 30, 2011, the Company has received proceeds of $4,332, net of broker sales commission, for 409,237 shares of common stock sold under this program at an average price of $10.75.  The Company originally registered 5,000,000 shares under the EPP, and as of June 30, 2011, has 538,147 remaining shares to be issued under the EPP.

During the six months ended June 30, 2011, the Company closed a public offering of 9,200,000 shares of its common stock, including 1,200,000 shares pursuant to an overallotment option that was fully exercised by the underwriters, at a public offering price of $10.35 per share for total net proceeds of $90,459 after deduction of underwriting discounts, commissions, and expenses.  The Company has used these proceeds to acquire additional investments consistent with its investment policy.

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	40,318,159	15,037,802	30,342,897	13,931,512
Common stock issued under EPP	—	70,100	409,237	1,140,200
Common stock issued via public offering	—	—	9,200,000	—
Common stock redeemed under 2004 Stock and Incentive Plan	5,000	50,000	15,000	50,000
Common stock issued under 2009 Stock and Incentive Plan	20,000	10,840	376,025	47,030
Balance at end of period	40,343,159	15,168,742	40,343,159	15,168,742

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights (“SARs”), dividend equivalent rights, performance shares, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 2,076,945 shares remain available as of June 30, 2011.  Although the Company is no longer issuing stock-based compensation under its 2004 Stock Incentive Plan, there are stock options, SARs, and restricted stock still outstanding (and exercisable if vested) thereunder as of June 30, 2011.

Stock options and restricted stock that the Company has issued may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718.  The compensation cost related to all stock options has been expensed in prior periods.  As of June 30, 2011, the fair value of the Company’s outstanding restricted stock remaining to be amortized into net income is $3,008.

The Company did not grant any stock options during the three and six months ended June 30, 2011 or June 30, 2010, and there were no forfeitures of its outstanding stock options for those same periods. The following tables presents a rollforward of the stock option activity for the periods presented:

	Three Months Ended
	June 30,
	2011		2010
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	35,000	$9.13	95,000	$8.59
Options exercised	(5,000)	7.43	(50,000)	8.45
Options outstanding at end of period (all vested and exercisable)	30,000	$9.42	45,000	$8.75

	Six Months Ended
	June 30,
	2011		2010
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	45,000	$8.75	95,000	$8.59
Options exercised	(15,000)	7.43	(50,000)	8.45
Options outstanding at end of period (all vested and exercisable)	30,000	$9.42	45,000	$8.75

The following table presents a rollforward of the restricted stock activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Restricted stock at beginning of period	320,500	25,000	25,000	32,500
Restricted stock granted	20,000	10,000	323,000	10,000
Restricted stock vested	(10,000)	(10,000)	(17,500)	(17,500)
Restricted stock forfeited	—	—	—	—
Restricted stock outstanding at end of period	330,500	25,000	330,500	25,000

SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period as required by ASC Topic 718.  As of June 30, 2011 and December 31, 2010, the fair value of the Company’s outstanding SARs of $322 and $492, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.  The fair value of SARs is estimated using the Black-Scholes option valuation model based upon the assumptions in the table below.

	June 30, 2011	December 31, 2010
Expected volatility	13.8%-16.8%	16.2%-18.6%
Weighted-average volatility	15.7%	17.3%
Expected dividends	11.5%-11.8%	9.9%-10.3%
Expected term (in months)	9	12
Weighted-average risk-free rate	0.56%	0.81%
Range of risk-free rates	0.3%-0.9%	0.4%-1.3%

As of June 30, 2011, the Company has 136,875 SARs outstanding, all of which are vested and exercisable at a weighted average price of $7.31 at any time prior to their expiration dates.  The weighted average remaining contractual term on these outstanding SARs as of June 30, 2011 is 18 months, and 60,000 of the outstanding SARs are set to expire if they are not exercised on or before December 31, 2011.  As of June 30, 2010, there were 278,146 SARs outstanding at a weighted average price of $7.27, and 258,146 of those SARs were vested and exercisable at that time at a weighted average price of $7.29.  No SARs were granted, forfeited, or exercised during the three and six months ended June 30, 2011 or June 30, 2010.

Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2011 is $258 and $353, respectively, compared to $105 and $163 for the three and six months ended June 30, 2010, respectively.

Additional Paid-In Capital

     The following table presents a rollforward of the Company's changes in additional paid-in capital for the six months ended June 30, 2011:

Additional Paid-In Capital
Balance as of January 1, 2011	$538,304
Common stock issuances:
EPP issuance	4,284
Public offering	90,343
Incentive plans	657
Amortization of restricted stock	523
Capitalized expenses	(142)
Balance as of June 30, 2011	$633,969

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of June 30, 2011 and December 31, 2010 is comprised of the following items:

	June 30, 2011	December 31, 2010
Available for sale investments:
Unrealized gains	$24,746	$20,443
Unrealized losses	(6,446)	(7,566)
	18,300	12,877
Hedging instruments:
Unrealized gains	432	692
Unrealized losses	(12,033)	(3,512)
	(11,601)	(2,820)
Accumulated other comprehensive income	$6,699	$10,057

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

Accumulated Deficit

The following table presents a rollforward of the Company's accumulated deficit for the six months ended June 30, 2011:

Accumulated Deficit
Balance as of January 1, 2011	$(256,307)
Net income for the quarter ended March 31, 2011	10,280
Dividends declared ($0.27 per share) for the quarter ended March 31, 2011	(10,886)
Net income for the quarter ended June 30, 2011	13,594
Dividends declared ($0.27 per share) for the quarter ended June 30, 2011	(10,892)
Balance as of June 30, 2011	$(254,211)

In June 2011, the Company declared dividends of $0.27 per common share to be paid on July 29, 2011 to shareholders of record on June 30, 2011. The Company recently implemented a Dividend Reinvestment and Share Purchase Plan, which is in effect for the dividend declared for the second quarter of 2011. The plan allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. The Dividend Reinvestment Discount for second quarter dividends reinvested through the plan will be 3% of the market purchase price as determined in accordance with the plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties to various legal proceedings, including those described below.  Although the ultimate outcome of these legal proceedings cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of these proceedings, including those described below, will not have a material adverse effect on the Company’s consolidated financial condition or liquidity.  However, the resolution of any of the proceedings described below could have a material impact on consolidated results of operations or cash flows in a given future reporting period as the proceedings are resolved.

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax receivables for properties located in the County.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax receivables.   The

Court granted class action status in this matter in August 2007.  In February 2011, as a result of motions filed by GLS, the Court refined the class to include only owners of real estate in the County of Allegheny who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent Allegheny County property taxes.  As a result, the Court has dismissed all claims against GLS with the exception of whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables was reasonable.  Such attorneys' fees and related expenses were assessed pursuant to prevailing County ordinance.  Plaintiffs have not enumerated their damages in this matter.   No trial date has been set.

On April 1, 2011 in the matter styled Basic Capital Management et al (the “BCM Plaintiffs”) versus Dynex Commercial, Inc. (“DCI”) and Dynex Capital, Inc. (DCI and the Company, together, the “Respondents”), the Supreme Court of Texas partially reversed the Fifth Court of Appeals at Dallas (the “Court of Appeals”) and remanded the case back to the Court of Appeals for consideration of arguments not previously reached by the Court of Appeals.  The appeal to the Supreme Court of Texas was filed by the BCM Plaintiffs.  Dynex Capital and DCI have filed a motion to reconsider with the Supreme Court of Texas. The Company anticipates that the Supreme court will grant or deny its motion to reconsider by the end of 2011. For further discussion of this litigation, see the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, the "Defendants") are defendants in a putative class action brought by the Teamsters Local 445 Freight Division Pension Fund (the "Teamsters") in the United States District Court for the Southern District of New York (the "District Court"). The original complaint, which was filed on February 7, 2005, alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12-1 and MERIT Series 13 securitization financing bonds (the "Bonds"), which are collateralized by manufactured housing loans. After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against the Company and MERIT. The Teamsters filed an amended complaint on August 6, 2008, which essentially restated the same allegations as the original complaint and added the Company’s former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer as defendants. The District Court denied Defendants’ motion to dismiss the amended complaint.  The Teamsters seek unspecified damages and allege, among other things, fraud and misrepresentation in connection with the issuance of and subsequent reporting related to the Bonds.

On March 7, 2011, the District Court granted the Teamsters' motion to certify the class for this action. Defendants sought immediate appeal of the certification order but the United States Court of Appeals for the Second Circuit denied the petition for immediate appeal. Defendants also had filed a motion to dismiss for fraud on the court based on statements attributed to alleged confidential witnesses in the amended complaint. The District Court denied the motion on June 21, 2011. Defendants filed a motion for summary judgment on July 15, 2011; that motion will be fully briefed on September 6, 2011. The case is currently scheduled for trial in November 2011. The Company has evaluated the allegations made in the amended complaint and continues to believe them to be without merit and is vigorously defending itself in this matter.

NOTE 13 – SUBSEQUENT EVENTS

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

EXECUTIVE OVERVIEW

Company Overview

We are an internally managed real estate investment trust, or REIT, which invests in mortgage assets on a leveraged basis.  Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation.  We seek to provide returns to our shareholders through regular quarterly dividends and through capital appreciation.

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

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  Our investment strategy as approved by our Board of Directors is a diversified investment strategy that targets higher credit quality, shorter duration investments in Agency MBS and non-Agency MBS.  Investments considered to be of higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less exposure to changes in interest rates.

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

As of June 30, 2011, our Agency MBS constituted 84% of our investment portfolio. We are currently above our targeted Agency MBS portfolio composition as a result of the deployment of substantially all of the equity capital raised by the Company in the first quarter of 2011 in Agency MBS. Over the balance of the year, we expect to reduce our overall Agency MBS investments as we move toward our targeted mix.

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

Investing in mortgage-related securities on a leveraged basis subjects us to interest rate risk from the change in the absolute level of rates (e.g., the level of LIBOR or Treasury securities rates), the changes in relationships between rate indices (e.g., LIBOR versus Treasury securities rates), and changes in the relationships between short-term and long-term rates (e.g., the 2-year Treasury securities rate versus the 10-year Treasury securities rate).  Interest rate risk also arises from changes in market spreads reflecting the perceived riskiness of assets (e.g., swap rates and mortgage rates relative to the Treasury securities rates).  We attempt to manage our exposure to changes in interest rates by investing in shorter duration instruments and managing our investment portfolio within risk tolerances set by our Board of Directors.  Our current goal is to maintain a portfolio duration target (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration could drift outside of our target range due to changes in market conditions, interest rates, market spreads, and activity in our investment portfolio.  We will use interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as the related investments.  In general, mortgage portfolios have interest rate risk and, when financed with repurchase agreements, will underperform in a period of rising interest rates and outperform in a period of declining interest rates.

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

Many of our investments are purchased at premiums to their par balance.  Because we amortize premiums based on contractual payments as well as actual and expected future principal prepayments on the investments, changes in actual and expected prepayment rates will impact our yield on these investments.  Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, and other factors beyond our control.  In addition, actions taken by the U.S. government could increase prepayments as discussed further below under “Trends and Recent Market Impacts”.  Increasing prepayments on premium assets will reduce their overall yield, negatively impacting our results.  We attempt to manage the risks of purchasing assets at a premium by purchasing assets with protection from prepayments (e.g., Agency CMBS) and by purchasing assets which we believe will have less susceptibility to prepayments (e.g., hybrid Agency ARMs collateralized by interest-only loans).

Trends and Recent Market Impacts

The following marketplace conditions and prospective trends have impacted and may continue to impact our future results of operations:

Credit Markets and Liquidity Risk

Our business model requires that we have access to leverage, principally the repurchase agreement market.  Repurchase agreement financing is uncommitted financing and as such, there can be no guarantee that we will always have access to such financing.  During periods of sustained volatility in the credit markets, such as was experienced in 2008, access to repurchase agreement financing may be limited as liquidity providers reduce their exposure to the short term funding credit markets.  In an attempt to manage this risk, we seek to diversify our exposure to repurchase agreement counterparties and seek to extend the maturity dates of our repurchase agreements where practicable.  We believe the diversification of counterparties reduces, but does not eliminate, our liquidity risk resulting from the exit or failure of one or more of our repurchase agreement counterparties.   For additional information regarding liquidity risk, please refer to “Quantitative and Qualitative Disclosures about Market Risk” within Part I, Item 3 of this Quarterly Report on Form 10-Q, as well Item 1A “Risk Factors” contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Yield Curve

As of June 30, 2011, the spread between the two-year Treasury security and the ten-year Treasury security was 2.70% versus 2.65% and 2.70% as of March 31, 2011 and December 31, 2010, respectively.  During the second quarter, the yields on the two-year Treasury and ten-year Treasury securities increased 0.36% and 0.31%, respectively. While our borrowing costs are based on short-term market rates such as LIBOR and the Federal Funds Target Rate, our asset yields more closely correlate with longer-term Treasury rates and longer-term swap rates.  With the yield curve remaining steep, our MBS continue to produce high yields relative to our financing costs and enjoy strong liquidity and favorable pricing.  A change in the shape of the yield curve could impact the market value of our investments and our net interest income.  As discussed previously, we may hedge our exposure to changes in interest rates by entering into pay-fixed interest rate swaps.

Prepayments and Agency MBS

We have continued to experience favorable prepayment activity on our Agency RMBS due in large part to the inability of borrowers to refinance their mortgages.  Our average constant prepayment rate, or CPR, for our Agency RMBS during the second quarter of 2011 was 23.2% versus 21.9% for the first quarter of 2011, 24.0% for the fourth quarter of 2010, and 25.8% for all of 2010.  As of June 30, 2011, the weighted average coupon on the mortgage loans underlying our Agency RMBS was 5.08%, while the annual average 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate, as published by Freddie Mac, were 4.51% and 3.29%, respectively.  Generally, this type of interest rate environment encourages the average borrower to refinance their mortgage loans at lower rates.  However, in many cases, obstacles exist to refinancing, including but not limited to, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to the limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds relatively low.  If mortgage rates remain low and the obstacles to refinancing are removed whether through changes in government or Agency policies, through housing price appreciation or other reasons, we may experience increased prepayments.  As discussed above, increased prepayments may impact our net interest income by increasing the amortization expense on any investments which we own at premiums to their par balance.

GSE Reform

On February 11, 2011, the Treasury released proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted.  We do not believe the ultimate reform of Fannie Mae and Freddie Mac will occur in 2011.

Financial Regulatory Reform and Other Government Activity

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

In addition to the lowering of the Federal Funds Target Rate discussed above, the Federal Reserve also responded to market instability and economic weakness by purchasing Agency MBS and Treasury securities. From January 2009 through June 2011 the Federal Reserve purchased approximately $1.25 trillion of Agency MBS and $600 billion in Treasury securities of varying maturities. The Federal Reserve has ceased its purchase activities (with the exception of reinvesting principal received on the securities) but has indicated that it could resume purchases should economic or market conditions warrant. The impact of the Federal Reserve's purchasing activities in the future are unknown.

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

Highlights of the Second Quarter and Third Quarter Outlook

Our results for the second quarter of 2011 were positively impacted by the continued growth in our investment portfolio.  During the quarter we increased our investment portfolio to $2,591.1 million as of June 30, 2011 from $2,279.6 million as of March 31, 2011.   Substantially all of the growth in our investment portfolio was in Agency RMBS which is where we identified the most significant investment opportunities.  Given the amount of competition for Agency RMBS during the quarter, most of these purchases that we made were at higher prices than our existing Agency RMBS and consequently at lower yields.  However, we expect that these investments will positively impact our net interest income.

Our net interest spread on our total investment portfolio declined for the second quarter of 2011 to 2.45% from 2.68% for the first quarter of 2011 and 3.07% for the fourth quarter of 2010 primarily due to a decline in our yields on assets as a result of adding lower-yielding securities to the investment portfolio during the first six months of 2011.  See further discussion below in “Results of Operations”.

Our macroeconomic view remains the same as in recent quarters, namely that the yield curve will remain steep and short-term interest rates will remain low. Our challenge for the balance of 2011 will be finding attractive investment alternatives given the lower interest rate, higher priced investment environment.  The mortgage market continues to present challenges to leveraged investors given the uncertainly regarding government policy and potential actions by the Federal Reserve.  Significant friction in the refinancing market continues to persist, and, absent a government-induced refinance wave, we expect voluntary prepayments on Agency RMBS to remain somewhat muted for the foreseeable future despite the near historic low rate environment.  We continue to evaluate different investment opportunities for our capital. We have recently invested in Agency CMBS interest-only securities given the attractive risk-adjusted return and prepayment profile of these investments. We expect to continue to invest more heavily in non-Agency MBS over the balance of the year to return to our targeted investment portfolio mix. As stated earlier, our investment in Agency MBS is approximately 84% of our investment portfolio which is outside of our targeted range of 50%-70%.

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

Our accounting policies that require the most significant management estimates, judgments, or assumptions and considered most critical to our results of operations or financial position relate to consolidation of subsidiaries, impairments, allowance for loan losses, derivatives, fair value measurements, and amortization of premiums/discounts on Agency MBS.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  There have been no changes in our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as discussed in Note 1 contained within Item 1 of Part I to this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

The following discussion addresses our balance sheet items that had significant activity during the past six months and should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained within Item 1 of Part I to this Quarterly Report on Form 10-Q.

Agency MBS

Our Agency MBS are classified as available-for-sale or trading and are carried at fair value on our consolidated balance sheets.  Activity for the periods indicated is as follows:

	June 30, 2011			December 31, 2010
(amounts in thousands)	RMBS	CMBS	Total	RMBS	CMBS	Total
Beginning balance	$986,011	$206,568	$1,192,579	$590,561	$—	$590,561
Purchases	1,151,588	69,482	1,221,070	649,590	211,893	861,483
Principal payments	(194,252)	(1,374)	(195,626)	(225,688)	(1,805)	(227,493)
Sales	(28,801)	(2,044)	(30,845)	(18,762)	—	(18,762)
Net unrealized (loss) gain	(228)	4,579	4,351	(6,063)	(2,700)	(8,763)
Net amortization	(8,018)	(1,661)	(9,679)	(3,627)	(820)	(4,447)
Ending balance	$1,906,300	$275,550	$2,181,850	$986,011	$206,568	$1,192,579

The following table presents the fair value of our Agency MBS portfolio as of June 30, 2011 and December 31, 2010 by government issuer and type of interest rate on the underlying mortgage loans:

	June 30, 2011			December 31, 2010
(amounts in thousands)	Fannie Mae	Freddie Mac	Total	Fannie Mae	Freddie Mac	Total
Hybrid ARMs	$1,110,702	$456,179	$1,566,881	$496,601	$262,878	$759,479
ARMs	184,998	154,355	339,353	198,638	27,821	226,459
Interest only	—	30,162	30,162	—	—	—
Fixed rate	245,454	—	245,454	206,641	─	206,641
	$1,541,154	$640,696	$2,181,850	$901,880	$290,699	$1,192,579

The following table presents the weighted average coupon (“WAC”) based on the par value of our Agency MBS portfolio as of June 30, 2011 and December 31, 2010 by weighted average months-to-reset (“MTR”):

	June 30, 2011		December 31, 2010
MTR	Par Value	WAC (1)	Par Value	WAC(2)
(amounts in thousands)
0-12 months	$321,376	4.14%	$216,420	3.35%
13-24 months	401,176	5.11%	189,841	5.50%
25-36 months	268,651	5.02%	304,713	5.10%
Over 36 months	808,325	4.32%	226,329	3.81%
Fixed rate (3)	223,998	5.39%	190,584	5.41%
	$2,023,526	4.66%	$1,127,887	4.62%

(1)
As of June 30, 2011, approximately 3% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 89% reset based on the level of one-year LIBOR and 8% reset based on the level of one-year CMT.

(2)
As of December 31, 2010, approximately 5% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 92% reset based on the level of one-year LIBOR and 3% reset based on the level of one-year CMT.

(3)
The par value and WAC presented for the fixed rate securities exclude our interest only investments which have a combined notional balance of $898.1 million, amortized cost of $30.1 million, and a WAC of 0.78% as of June 30, 2011.

Please also refer to “Net Interest Income – Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 3 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our Agency MBS.

Non-Agency MBS

Activity related to our non-Agency MBS, which are classified as available-for-sale and carried at fair value, is as follows:

	June 30, 2011			December 31, 2010
(amounts in thousands)	RMBS	CMBS	Total	RMBS	CMBS	Total
Beginning balance	$15,408	$251,948	$267,356	$5,907	$118,127	$124,034
Purchases	—	23,617	23,617	11,671	183,045	194,716
Principal payments	(893)	(10,376)	(11,269)	(3,054)	(27,676)	(30,730)
Sales	(3,767)	—	(3,767)	—	(31,328)	(31,328)
Net unrealized (loss) gain	(355)	2,502	2,147	840	11,178	12,018
Net accretion (amortization)	49	(938)	(889)	44	(1,398)	(1,354)
Ending balance	$10,442	$266,753	$277,195	$15,408	$251,948	$267,356

The following table presents our non-Agency MBS portfolio grouped by investment rating as of June 30, 2011:

(amounts in thousands)	RMBS	CMBS	Total
AAA	$4,325	$201,883	$206,208
AA	215	—	215
A	5,796	59,838	65,634
Below A/Not Rated	106	5,032	5,138
	$10,442	$266,753	$277,195

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of June 30, 2011:

(amounts in thousands)	Market Value of Collateral	Percentage
Florida	$49,609	18.2%
Texas	34,105	12.5%
California	26,013	9.6%
North Carolina	22,770	8.4%
Massachusetts	17,955	6.6%
Remaining states (not exceeding 6.5% individually)	121,556	44.7%
	$272,008	100.0%

Please also refer to “Net Interest Income – Non-Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 4 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our non-Agency MBS.

Derivative Assets and Liabilities

Our volume of derivative instruments, which currently consist entirely of interest rate swap agreements, has increased significantly since December 31, 2010. The notional amount outstanding for our interest rate swap agreements as of June 30, 2011 is $1,007.0 million with a weighted average fixed rate swapped of 1.57% compared to a notional amount outstanding of $345.0 million with a weighted average fixed rate swapped of 1.67% as of December 31, 2010. We use interest rate swaps primarily to hedge our exposure to increases in interest rates resulting from the repurchase agreements we use to fund our investment purchases. As such, we have increased our volume of interest rate swap activity to compensate for the growth in our repurchase agreement borrowings used to fund our investment portfolio.

Since December 31, 2010, we have entered into and designated three of our interest rate swaps as trading instruments. These derivatives are carried on our consolidated balance sheet as a liability with a fair value of $1.2 million as of June 30, 2011. The changes in fair value for these instruments is recognized immediately in the current period's statement of income within "fair value adjustments, net". For the three and six months ended June 30, 2011, we recognized a loss of $0.9 million and $1.2 million, respectively, related to these trading instruments, but these losses were partially offset by recognized unrealized gains of $1.0 million and $1.0 million, respectively, on the portion of our Agency MBS investments also designated as trading.

Our remaining interest rate swap agreements are designated as cash flow hedging instruments. As of June 30, 2011, our consolidated balance sheet includes derivative assets with a fair value of $0.4 million and derivative liabilities with a fair value of $12.1 million. Changes in their fair value that are the result of the effective portion of the hedge relationship are recorded in other comprehensive income and later reclassified into the statement of income within "interest expense" in the same period during which the hedged transaction affects earnings.  For the three and six months ended June 30, 2011, our interest rate swap expense was $3.1 million and $4.9 million, respectively, compared to $0.6 million and $1.0 million for the three and six months ended June 30, 2010, respectively. Changes in their fair value related to the ineffective portion of the hedge is immediately reported in the current period’s statement of income within "other income (expense), net".  The expenses related to our hedging ineffectiveness that we recorded for the three and six months ended June 30, 2011 and June 30, 2010 were immaterial.

Repurchase Agreements

Repurchase agreements increased a net $899.1 million from December 31, 2010 to June 30, 2011 primarily due to additional borrowings to finance our purchases of Agency MBS.  Please refer to Note 8 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of the Quarterly Report on Form 10-Q as well as “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Shareholders’ Equity

Shareholders’ equity increased during the six months ended June 30, 2011 primarily because of our issuance of 9.7 million shares of our common stock at a weighted average price of $10.36, which resulted in proceeds of $95.2 million, net of issuance costs.  Additional increases in shareholders’ equity resulted from net income of $23.9 million, partially offset by dividends declared on our common stock of $21.8 million.

Supplemental Investment Information

The tables below summarize the financial condition and net interest income of our investment portfolio by major category as of the dates presented:

	As of June 30, 2011
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$1,906,300	$1,728,495	$177,805	46.0%
Agency CMBS	275,550	192,652	82,898	21.4%
Non-Agency RMBS	10,442	7,693	2,749	0.7%
Non-Agency CMBS	266,753	218,442	48,311	12.5%
Securitized mortgage loans	130,925	91,950	38,975	10.1%
Other investments	1,127	—	1,127	0.3%
Derivative assets (liabilities)	432	13,295	(12,863)	(3.3)%
Cash and cash equivalents	33,975	—	33,975	8.8%
Other assets/other liabilities	31,199	17,316	13,883	3.6%
	$2,656,703	$2,269,843	$386,860	100.0%

	As of December 31, 2010
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$986,011	$869,537	$116,474	39.8%
Agency CMBS	206,568	150,178	56,390	19.3%
Non-Agency RMBS	15,408	12,126	3,282	1.1%
Non-Agency CMBS	251,948	200,328	51,620	17.7%
Securitized mortgage loans	152,962	109,119	43,843	15.0%
Other investments	1,229	—	1,229	0.4%
Derivative assets (liabilities)	692	3,532	(2,840)	(1.0)%
Cash and cash equivalents	18,836	—	18,836	6.4%
Other assets/other liabilities	15,930	12,407	3,523	1.2%
	$1,649,584	$1,357,227	$292,357	100.0%

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	June 30,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$12,636	$1,709,783	3.05%	$4,440	$543,286	3.43%
Financing	(2,537)	(1,563,993)	(0.65)%	(868)	(501,319)	(0.64)%
Net interest income/spread	$10,099		2.40%	$3,572		2.79%
Agency CMBS	$2,608	$257,031	3.91%	$170	$16,503	4.11%
Financing	(1,011)	(181,216)	(2.21)%	(9)	(12,508)	(0.28)%
Net interest income/spread	$1,597		1.70%	$161		3.83%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

(3)
Effective yields and rates may not be able to be recomputed from data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

Our interest income from Agency RMBS increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to our purchases of $1,718.5 million of these investments subsequent to June 30, 2010. Although we purchased $432.9 million in Agency RMBS during the three months ended June 30, 2011, approximately 24% of those purchases did not settle until late June 2011.

Our effective interest yield earned on our Agency RMBS declined 38 basis points for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The decline principally relates to our acquisition of Agency RMBS at higher prices and lower effective yields since the second quarter of 2010.  As a result of acquiring these higher-priced Agency CMBS, our net premium amortization, which decreases interest income and the effective yield earned on the securities owned, for Agency RMBS increased $3.8 million to $5.3 million for the three months ended June 30, 2011 compared to $1.5 million for the three months ended June 30, 2010.

Our interest income on Agency CMBS increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to our $237.8 million in Agency CMBS purchases during the last twelve months.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $0.7 million to $1.1 million for the three months ended June 30, 2011 from $0.4 million for the three months ended June 30, 2010.  This is mostly due to the $1,231.4 million increase in our average balance of financing due to our use of increased repurchase agreement borrowings to finance our Agency MBS purchases over the past 12 months.  The average rate on the repurchase agreements (excluding interest rate swap expense) decreased 3 basis points to 0.26% for the three months ended June 30, 2011 from 0.29% for the three months ended June 30, 2010.

Our financing costs for Agency MBS shown in the table above includes $2.4 million of interest expense related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $0.5 million of interest rate swap expense for the three months ended June 30, 2010.  Since June 30, 2010, we have entered into additional interest rate swap agreements designated as cash flow hedges with a combined notional amount of $765.0 million.  As of June 30, 2011, the weighted average fixed rate on our cash flow hedges was 1.54% compared to 1.49% as of June 30, 2010.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	June 30,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$192	$12,671	6.23%	$115	$5,520	8.30%
Financing	(27)	(9,231)	(1.19)%	(14)	(3,087)	(1.81)%
Net interest income/spread	$165		5.04%	$101		6.49%
Non-Agency CMBS	$3,638	$238,562	6.03%	$3,626	$172,812	6.72%
Financing	(1,636)	(206,107)	(3.16)%	(986)	(141,537)	(2.95)%
Net interest income/spread	$2,002		2.87%	$2,640		3.77%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

(3)
Effective yields and rates may not be able to be recomputed from data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

Our interest income from non-Agency MBS increased by approximately $0.1 million to $3.8 million for the three months ended June 30, 2011 compared to $3.7 million for the three months ended June 30, 2010. The increase was primarily related to a 40.9% increase in the average balance of our non-Agency MBS from $178.3 million for the three months ended June 30, 2010 to $251.2 million for the three months ended June 30, 2011, due to purchases of $116.2 million of these investments subsequent to June 30, 2010. The effect on interest income of the higher average balance of non-Agency MBS was offset by a decline in the average yield on our non-Agency MBS. Yields on our non-Agency MBS purchased since June 30, 2010 were lower on average than the yields on our existing securities, and some of our higher yielding non-Agency CMBS experienced significant principal payments between June 30, 2010 and June 30, 2011.

Our non-Agency RMBS experienced a decrease in effective yield primarily because of our purchase of $11.7 million of non-Agency RMBS subsequent to June 30, 2010 which had an average yield for the quarter ended June 30, 2011 of 4.36%. The weighted average coupon on our non-Agency RMBS for the three months ended June 30, 2011 was 5.00% compared to 6.94% for the three months ended June 30, 2010.

Our non-Agency CMBS experienced a decrease in effective yield due to purchases of these securities with lower effective yields than those in the portfolio as of June 30, 2010. The effective yield for the three months ended June 30, 2010 was 6.72%, but the purchases of non-Agency CMBS made subsequent to June 30, 2010 had an effective yield for the three months ended June 30, 2011 of 5.85%.

Non-Agency MBS is financed using recourse repurchase agreements and non-recourse securitization and TALF financings.  Interest expense from recourse financing collateralized by non-Agency MBS increased to $0.4 million (excluding interest rate swap expense) for the three months June 30, 2011 compared to $0.3 million for the three months ended June 30, 2010.  This increase is driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases.  The increased average balance is offset by a decrease in the average rate on these repurchase agreements (excluding interest rate swap expense) of 32 basis points to 1.12% for the three months ended June 30, 2011 from 1.44% for the three months ended June 30, 2010.

Interest rate swap expense allocated to the repurchase agreements collateralized by non-Agency CMBS was $0.6 million for the three months ended June 30, 2011 compared to an expense of $0.1 million for the three months ended June 30, 2010 which contributed to the increased financing rate of 3.16% for non-Agency CMBS for the three months ended June 30, 2011 compared to 2.95% for the three months ended June 30, 2010.

Net Interest Income – Securitized Mortgage Loans

The following table provides a summary of the results of our securitized mortgage loans and related financing for the periods indicated:

	Three Months Ended
	June 30,
	2011			2010
(amounts in thousands)	Income Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Securitized mortgage loans	$1,961	$138,137	5.51%	$3,355	$201,034	6.58%
Financing	(821)	(95,971)	(3.27)%	(1,931)	(157,005)	(5.65)%
Net interest income/spread	$1,140		2.24%	$1,424		0.93%

(1)	Average balance excludes funds held by trustees except proceeds from defeased loans held by trustees.

(2)
Effective yields and rates may not be able to be recomputed from data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

The majority of the decrease in interest income on securitized mortgage loans is related to the lower average balance of the securitized mortgage loans outstanding for the three months ended June 30, 2011, which decreased approximately $62.9 million compared to the average balance for the three months ended June 30, 2010.  The decrease in the average balance is primarily related to principal payments received of $57.0 million from June 30, 2010 to June 30, 2011, which includes both scheduled and unscheduled payments, net of amounts received on defeased loans.  These balances have decreased year over year because we are no longer adding mortgage loans to our investment portfolio.

Interest income also declined as a result of the decrease in the average yield earned on the securitized mortgage loan portfolio. The average yield on our securitized single-family mortgage loans decreased 25 basis points as the interest rate on the underlying ARM loans reset to lower rates between June 30, 2010 and June 30, 2011. The yield on the securitized commercial mortgage loans also declined by 113 basis points to 6.50% for the three months ended June 30, 2011. This decline is primarily related to an increase in the number of seriously delinquent loans on which the accrual of interest income has been stopped. The balance of seriously delinquent loans that are on non-accrual status increased from $12.8 million as of June 30, 2010 to $20.1 million as of June 30, 2011.

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

 General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 increased approximately $0.4 million compared to the three months ended June 30, 2010. This increase was primarily related to an increase in our compensation and benefits expense, which increased by approximately 39.0% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  This increase is primarily due to an increase in stock-based compensation expense, employee salary increases, and the addition of two new employees in the third quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Interest Income – Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Six Months Ended
	June 30,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$21,987	$1,429,082	3.11%	$9,294	$545,674	3.52%
Financing	(3,911)	(1,309,663)	(0.60)%	(1,653)	(506,361)	(0.60)%
Net interest income/spread	$18,076		2.51%	$7,641		2.92%
Agency CMBS	$4,775	$244,534	3.85%	$184	$9,143	4.02%
Financing	(1,910)	(173,545)	(2.19)%	(9)	(6,289)	(0.28)%
Net interest income/spread	$2,865		1.66%	$175		3.74%

(1)	Expense amounts and financing rates include interest rate swap expenses as allocated during the period presented.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

(3)
Effective yields and rates may not be able to be recomputed from data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

As discussed in connection with the net interest income generated by our Agency MBS portfolio for the three months ended June 30, 2011, the increase in our interest income from Agency RMBS and Agency CMBS for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is the result of the increased average balance due to purchases of Agency RMBS and Agency CMBS from June 30, 2010 to June 30, 2011.

The effective interest yield earned on our Agency RMBS declined 41 basis points for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Similar to the three months ended June 30, 2011, this is primarily due to our acquisition of Agency RMBS at higher prices and lower effective yields since the second quarter of 2010.  Our net premium amortization, which decreases interest income and the effective yield earned on the securities owned, for Agency RMBS increased $5.2 million to $8.0 million for the six months ended June 30, 2011 compared to $2.8 million for the six months ended June 30, 2010 due to increased amortization of premiums associated with our recently acquired, higher priced Agency RMBS.

Although the effective interest yield on CMBS only declined 17 basis points over the same period, the net interest spread on Agency CMBS decreased by 208 basis points, principally due to significant increases to interest rates paid on associated financing.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $1.3 million to $2.0 million for the six months ended June 30, 2011 from $0.7 million for the six months ended June 30, 2010. This is because our average financing balance increased $970.6 million due to our use of increased repurchase agreement borrowings to finance our Agency MBS purchases.  The average rate on the repurchase agreements (excluding interest rate swap expense) remained steady at 0.27% for both the six months ended June 30, 2011 and June 30, 2010.

Our financing costs for Agency MBS shown in the table above includes $3.8 million of interest expense for the six months ended June 30, 2011 related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $1.0 million of interest rate swap expense for the six months ended June 30, 2010.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Six Months Ended
	June 30,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$396	$13,756	5.82%	$246	$5,856	8.41%
Financing	(64)	(10,422)	(1.24)%	(20)	(2,213)	(1.80)%
Net interest income/spread	$332		4.58%	$226		6.61%
Non-Agency CMBS	$7,125	$239,167	5.98%	$5,995	$154,943	7.12%
Financing	(3,192)	(205,818)	(3.10)%	(1,675)	(125,798)	(2.90)%
Net interest income/spread	$3,933		2.88%	$4,320		4.22%

(1)	Expense amounts and financing rates include interest rate swap expenses as allocated during the period presented.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

(3)
Effective yields and rates may not be able to be recomputed from data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

Our interest income from non-Agency MBS increased to $7.5 million for the six months ended June 30, 2011 from $6.2 million for the six months ended June 30, 2010. As with the three months ended June 30, 2011, the increase in interest income from non-Agency MBS was primarily related to a 57.3% increase in the average balance of our non-Agency MBS due to purchases of $116.2 million of these investments from June 30, 2010 to June 30, 2011. The effect on interest income of the higher average balance was offset by a 132 basis point decline in the average yield on our non-Agency MBS as the yields on our new purchases were lower on average than the yields on our existing securities. In addition, some of our higher yielding non-Agency CMBS experienced significant principal payments subsequent to June 30, 2010. As a result, net interest income generated by our non-Agency MBS decreased to $4.3 million for the six months ended June 30, 2011 from $4.5 million for the six months ended June 30, 2010.

Our non-Agency RMBS experienced a decrease in effective yield primarily because of our purchase of $11.7 million million of non-Agency RMBS subsequent to June 30, 2010 which had an average yield for the six months ended June 30, 2011 of 4.05%. The weighted average coupon on our non-Agency RMBS for the six months ended June 30, 2011 was 4.93% compared to 6.91% for the six months ended June 30, 2010.

Our non-Agency CMBS experienced a decrease in effective yield due to purchases of securities with lower effective yields than those in the portfolio as of June 30, 2010. The effective yield for the six months ended June 30, 2010 was 7.12%, but the purchases of non-Agency CMBS made subsequent to June 30, 2010 had an effective yield for the six months ended June 30, 2011 of 5.86%. As a result, the net interest spread for our non-Agency CMBS decreased to 2.88% for the six months ended June 30, 2011 from 4.22% for the six months ended June 30, 2010.

Interest expense from repurchase agreements collateralized by non-Agency MBS, excluding interest rate swap expense, increased to $0.9 million for the six months June 30, 2011 compared to $0.7 million for the six months ended June 30, 2010.  This increase is driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency MBS purchases.  The increased average balance is offset by a decrease in the average rate on these repurchase agreements (excluding interest rate swap expense) of 40 basis points to 1.17% for the six months ended June 30, 2011 from 1.57% for the six months ended June 30, 2010.

Interest rate swap expense allocated to the repurchase agreements collateralized by non-Agency CMBS was $1.1 million for the six months ended June 30, 2011 compared to an expense of $0.1 million for the six months ended June 30, 2010 which also contributed to the 20 basis point increase in our financing rate for non-Agency CMBS for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Net Interest Income – Securitized Mortgage Loans

The following table provides a summary of the results of our securitized mortgage loans and related financing for the periods indicated:

	Six Months Ended
	June 30,
	2011			2010
(amounts in thousands)	Income Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Securitized mortgage loans	$4,180	$144,832	5.68%	$6,978	$206,718	6.69%
Financing	(1,689)	(101,042)	(3.23)%	(4,281)	(161,016)	(5.59)%
Net interest income/spread	$2,491		2.45%	$2,697		1.10%

(1)	Average balance excludes funds held by trustees except proceeds from defeased loans held by trustees.

(2)
Effective yields and rates may not be able to be recomputed from data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

The majority of the decrease in interest income on securitized mortgage loans is related to the lower average balance of the securitized mortgage loans outstanding for the six months ended June 30, 2011, which decreased approximately $61.9 million compared to the average balance for the six months ended June 30, 2010.  As with the three months ended June 30, 2011, the decrease in the average balance is primarily related to principal payments received of $57.0 million from June 30, 2010 to June 30, 2011.

As with the three months ended June 30, 2011, interest income also declined as a result of the decrease in the average yield earned on the securitized mortgage loan portfolio. The average yield on our securitized single-family mortgage loans decreased 30 basis points as the interest rate on the underlying ARM loans reset to lower rates. The yield on the securitized commercial mortgage loans also decreased 103 basis points to 6.69% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This decline is primarily related to an increase in the number of seriously delinquent loans on which the accrual of interest income has been stopped.

The decrease in interest expense associated with securitized mortgage loans for the six months ended June 30, 2011 is related to a decline in the average balance of outstanding financing which declined due to the principal payments on the mortgage loan collateral as noted above for the three months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 increased approximately $0.5 million compared to the six months ended June 30, 2010. This increase was primarily related to an increase in our compensation and benefits expense, which increased by approximately 27.1% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  This increase is primarily due to increases in stock-based compensation expense, employee salary increases, and the addition of two new employees in the third quarter of 2010.

We expect out general and administrative expense to increase for the balance of 2011 due to legal expenses related to defending the Company in the litigation proceeding styled Teamsters versus Dynex et al. As discussed in Note 12 of Item 1 within Part I and in Item I of Part II of this Quarterly Report on Form 10-Q, the commencement of the trial has tentatively been set for November 2011.

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

We currently have 25 repurchase agreement lenders, and as of June 30, 2011, we had $2,133.2 million in repurchase agreement borrowings outstanding with 17 of these counterparties with a weighted average borrowing rate of 0.33%.  As of December 31, 2010, we had $1,234.2 million outstanding with a weighted average borrowing rate of 0.50%.

The following table presents certain quantitative information regarding our short-term borrowings under repurchase agreements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2011	2010	2011	2010
Average balance outstanding	$1,950,438	$620,791	$1,693,993	$624,509
Weighted average borrowing rate	0.48%	0.50%	0.52%	0.62%
Maximum balance outstanding	$2,157,195	$654,157	$2,157,195	$679,341

For our repurchase agreement borrowings, we are required to post margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut". As of June 30, 2011 our weighted average haircut was 5.0% for repurchase agreements collateralized by Agency MBS and 14.1% for those collateralized by non-Agency MBS. As the collateral pledged is Agency MBS and Non-Agency MBS, the value of the collateral can fluctuate with changes in market conditions. If the fair value of the collateral falls below the initial haircut amount, the lender has the right to demand additional collateral to increase the haircut back to the initial amount. These demands are typically referred to as "margin calls". There is no minimum amount of collateral value decline required before the lender could initiate a margin call.

Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions.  Additionally, values in Agency MBS will also decline from the payment delay feature of those securities.  Agency MBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency MBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because Agency MBS are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency MBS.  This causes a temporary use of our resources to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

In order to manage our exposure to margin calls from fluctuations in values of our collateral pledged, we attempt to maintain cash and other liquid instruments in amounts management believes is sufficient to meet any margin call.   As of June 30, 2011, we had $176.6 million in unencumbered cash and unpledged Agency MBS.  In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by our active management of our debt-to-equity ratio, which is discussed further below. Furthermore, when the Company borrows under repurchase agreements or other recourse borrowings subject to margin calls, it generally borrows less than is permitted by its counterparties under their respective master repurchase agreements.  This reduces the number and amount of potential margin calls in the event of a decline in the value of the securities pledged as collateral to the borrowings.

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

Our repurchase agreement counterparties require us to comply with various operating and financial covenants. The financial covenants include requirements that we maintain minimum shareholders' equity (usually a set minimum, or a percentage of the highest amount of shareholders' equity since from the date of the agreement), maintain a minimum amount of liquidity (generally expressed as a percentage of our repurchase agreement borrowings), and limits on maximum leverage (as a multiple of shareholders' equity) and the amount our shareholders' equity can decline in a given period. Operating requirements include, among other things, the requirement to maintain our status as a REIT and to maintain our listing on the NYSE. Violations of one or more of these financial covenants could result in the lender declaring an event of default which would result in the immediate termination of the repurchase agreement and immediate acceleration of amounts due thereunder. Violations could also restrict us from paying dividends or engaging in other transactions that are necessary for us to maintain our REIT status. Management monitors and evaluates on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. As of June 30, 2011, we have not identified any covenants that materially restrict our financing flexibility and we believe that we are not in danger of breaching any of these covenants.

Over the past several years, overall conditions in the general credit markets have improved.  However, global credit markets remain fragile, and changes in economic conditions could reduce our repurchase agreement availability.  Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we currently do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2011:

(amounts in thousands)	Payments due by period
Contractual Obligations:(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (2)	$2,133,249	$2,133,249	$—	$—	$—
Securitization financing (2) (3)	58,394	4,776	26,700	22,376	4,542
TALF financing (2) (3)	50,571	—	50,571	—	—
Operating lease obligations	398	156	242	—	—
Total	$2,242,612	$2,138,181	$77,513	$22,376	$4,542

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Such advance amounts are generally repaid in the same month as they are made or shortly thereafter, and so the contractual obligation with respect to these advances is excluded from the above table.  The outstanding servicing advances were $0.2 million as of June 30, 2011 and December 31, 2010.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We make forward-looking statements in this Quarterly Report on Form 10-Q regarding:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns;

•	Our financing and hedging strategy, including our target leverage ratio;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the value and yields of our investment portfolio;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of our tax NOL carryfoward;

•	Market, industry and economic trends; and

•	Interest rates.

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

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•
adverse reactions in financial markets related to the budget deficit or national debt of the United States government; potential or actual default by the United States government on Treasury securities; and potential or actual downgrades to the sovereign credit rating of the United States;

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

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk because of the difference in the timing of resets of interest rates on our investments versus the associated borrowings, as well as differences in the indices on which the investments reset versus the borrowings. The following section discusses the interest rate risks inherent in our business model with respect to our investment and financing activities.

Interest Rate Reset Risk.  The rates on our borrowings are based primarily on LIBOR and will generally reset on a more frequent basis than the interest rates on our investments.  During a period of rising short-term interest rates, as our borrowings reset more quickly than our investments, our net interest income will decrease.  Conversely, in a period of falling short-term interest rates, our net interest income will typically increase.  Any increase or decrease in our net interest income for at least a portion of our investment portfolio may be temporary as the yields on Agency ARMs and securitized adjustable-rate mortgage loans adjust to new interest rates after a lag period.

Net interest income may be impacted by the proceeds or costs of derivatives designated as hedging instruments such as interest rate swap or cap agreements.  We enter into these agreements with the intention of hedging our exposure to rising costs of our borrowings from future interest rate increases.  Interest rate swap agreements generally result in interest savings in a rising interest rate environment when the current market interest rate we receive on the swap (which generally is equal to one-month LIBOR) rises higher than the stated fixed rate we pay on the notional amount for each interest rate swap agreement.  Alternatively, a declining or stable interest rate environment generally results in interest expense equal to the difference between the stated fixed rate we pay less the current market interest rate we receive.

The table below sets forth the time frames for the prospective reset of interest rates on our investments and the associated borrowings on these investments as of June 30, 2011.  This table includes the impact of our interest rate swaps designated as hedging instruments, but excludes future changes to our portfolio and the potential impact of prepayments on our investments.

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed Rate	$637,933	24.6%	$86,601	3.9%
Adjustable Rate:
0-12 months	389,559	15.0%	1,272,631	56.8%
13-24 months	426,787	16.5%	75,000	3.4%
25-36 months	286,261	11.0%	435,000	19.4%
Over 36 months	853,834	32.9%	370,000	16.5%
Total	$2,594,374	100.0%	$2,239,232	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

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

The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency MBS portfolio as of June 30, 2011:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	49.8%	1.0%	0.7%
>10.0% to 11.0%	41.9%	2.0%	13.8%
>11.0% to 12.5%	8.3%	5.0%-6.0%	85.5%
	100.0%		100.0%

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The table below shows the sensitivity of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, and including all derivative instruments) as they existed as of June 30, 2011 based on an instantaneous parallel shift in market interest rates as set forth in the table. The analysis presented below assumes a static investment portfolio and the impact is measured as a percentage change in projected net interest income and a percentage change in projected market value.

The "percentage change in projected net interest income" included in the table below is based on the projected net income on the investment portfolio over the next twenty-four months.  The projections are based upon a variety of assumptions including investment prepayment speeds, credit performance, and the availability of financing over the projection period.  Further, the table below assumes a static portfolio throughout the projected period and does not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity by the Company.  Changes in our types of investments, changes in future interest rates, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings may cause actual results to differ significantly from the modeled results.  There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that would affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	June 30, 2011
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value(2)

+100	(3.8)%	(0.9)%
+50	(0.7)%	(0.4)%
0	–	–
-50	(2.5)%	0.2%
-100	(9.8)%	0.3%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

The table above is intended to demonstrate our sensitivity to interest rates based on our investments and associated financings and derivative instruments as of June 30, 2011.  The impact of changing interest rates on net interest income and market value of our investments can change significantly when interest rates change beyond the above levels or if market expectations of future interest rates begin to materially change.  In addition, other factors will impact the net interest income from and market value of our interest rate-sensitive investments and derivative instruments, such as prepayment rates, the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material.

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

The majority of the premiums on our securities are on Agency RMBS and CMBS.  We amortize the premiums on our Agency RMBS and CMBS using a retrospective level-yield method based on the actual principal payments we have received on the securities and forecasted prepayment rates.  The three and six month historical prepayment rates for our combined Agency RMBS and CMBS portfolio as it existed as of June 30, 2011 was 20.2% and 19.2%, respectively. The loans underlying our Agency CMBS generally have prepayment provisions, such as prepayment lock-outs or yield maintenance payment requirements.  These provisions create an economic disincentive for the loans to prepay, thereby reducing the prepayments on the related securities, and compensate us in the event that there are prepayments.

The following table discloses the calculation of our amortized cost as a percentage of par value for the Agency and non-Agency portions of our investment portfolio as of June 30, 2011:

	Agency			Non-Agency
(amounts in thousands)	RMBS	CMBS	Interest Only (1)	RMBS	CMBS	Interest Only (1)
Principal/par value	$1,799,594	$223,932	$—	$11,561	$250,817	$—
Unamortized premium (discount), net	102,039	19,658	30,081	(1,048)	(7,182)	10,218
Amortized cost basis	$1,901,633	$243,590	$30,081	$10,513	$243,635	$10,218
Amortized cost as a percentage of par value	105.7%	108.8%	n/a	90.9%	97.1%	n/a
(1)    The outstanding notional balances for Agency and non-Agency interest only investments as of June 30, 2011was $898.1 million and $343.0 million, respectively.

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  To mitigate credit risk, certain of our investments, such as Agency MBS and portions of our securitized mortgage loan portfolio, contain a guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.  The following tables present information as of June 30, 2011 and December 31, 2010 with respect to our investments and the amounts guaranteed, if applicable.

	June 30, 2011
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$2,181,850	$2,023,526	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	42,700	6,619	American International Group	BBB
Single-family	16,730	16,464	PMI/GEMICO	Caa2/Baa3
Defeased loans	4,542	4,553	Fully secured with cash
Without Guaranty of Payment
Securitized mortgage loans:
Commercial	36,029	—
Single-family	34,201	—
Non-Agency MBS	277,195	—
Other investments	1,127	—
	2,594,374	2,051,162
Allowance for loan losses	(3,277)	—
Total investments	$2,591,097	$2,051,162

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

	December 31, 2010
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$1,192,579	$1,127,887	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	46,741	6,619	American International Group	BBB
Single-family	18,465	18,169	PMI/GEMICO	Caa2/Baa3
Defeased loans	3,289	3,306	Fully secured with cash
Without Guaranty of Payment
Non-Agency MBS	267,356	—
Securitized mortgage loans:
Commercial	52,338	—
Single-family	36,599	—
Other investments	1,229	—
	1,618,596	1,155,981
Allowance for loan losses	(4,470)	—
Total investments	$1,614,126	$1,155,981

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

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

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Regardless of whether an investment is carried at fair value or at historical cost in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments such as changes in interest rates.  For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio given changes in market interest rates and mortgage spreads.

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

We attempt to mitigate liquidity risk in several ways.  We typically pledge only Agency MBS and higher credit quality non-Agency MBS to secure our outstanding repurchase agreements.  In general the market value of these investments, particularly Agency MBS, is not as volatile as lower rated investments, thereby reducing the likelihood of subsequent margin calls.  However, significant market value volatility can and has occurred, as evidenced by the crisis in the financial and credit markets in 2008, and in such instances, repurchase agreement lenders have been known to change their collateral requirements and to refuse to accept non-Agency MBS as collateral during times of market stress.

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

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax receivables for properties located in the County.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax receivables.   The Court granted class action status in this matter in August 2007.  In February 2011, as a result of motions filed by GLS, the Court refined the class to include only owners of real estate in the County of Allegheny who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent Allegheny County property taxes.  As a result, the Court has dismissed all claims against GLS with the exception of whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables was reasonable.  Such attorneys' fees and related expenses were assessed pursuant to prevailing County ordinance.  Plaintiffs have not enumerated their damages in this matter.   No trial date has been set.

On April 1, 2011 in the matter styled Basic Capital Management et al (the “BCM Plaintiffs”) versus Dynex Commercial, Inc. (“DCI”) and Dynex Capital, Inc. (DCI and the Company, together, the “Respondents”), the Supreme Court of Texas partially reversed the Fifth Court of Appeals at Dallas (the “Court of Appeals”) and remanded the case back to the Court of Appeals for consideration of arguments not previously reached by the Court of Appeals.  The appeal to the Supreme Court of Texas was filed by the BCM Plaintiffs.  Dynex Capital and DCI have filed a motion to reconsider with the Supreme Court of Texas. The Company anticipates that the Supreme court will grant or deny its motion to reconsider by the end of 2011. For further discussion of this litigation, see the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, the "Defendants") are defendants in a putative class action brought by the Teamsters Local 445 Freight Division Pension Fund (the "Teamsters") in the United States District Court for the Southern District of New York (the "District Court"). The original complaint, which was filed on February 7, 2005, alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12-1 and MERIT Series 13 securitization financing bonds (the "Bonds"), which are collateralized by manufactured housing loans. After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against the Company and MERIT. The Teamsters filed an amended complaint on August 6, 2008, which essentially restated the same allegations as the original complaint and added the Company’s former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer as defendants. The District Court denied Defendants’ motion to dismiss the amended complaint.  The Teamsters seek unspecified damages and allege, among other things, fraud and misrepresentation in connection with the issuance of and subsequent reporting related to the Bonds.  On March 7, 2011, the District Court granted the Teamsters' motion to certify the class for this action. Defendants sought immediate appeal of the certification order but the United States Court of Appeals for the Second Circuit denied the petition for immediate appeal. Defendants also had filed a motion to dismiss for fraud on the court based on statements attributed to alleged confidential witnesses in the amended complaint. The District Court denied the motion on June 21, 2011. Defendants filed a motion for summary judgment on July 15, 2011; that motion will be fully briefed on September 6, 2011. The case is currently scheduled for trial in November 2011. The Company has evaluated the allegations made in the amended complaint and continues to believe them to be without merit and is vigorously defending itself in this matter.

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

Except for the following risk, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

A downgrade of the sovereign credit rating for the United States could have an adverse impact on the market value of our Agency MBS. In addition, such a downgrade could result in increases in our borrowing costs and/or the availability of our financing, and thereby negatively impact our results of operations and financial condition.

                In April 2011, Standard and Poor's Ratings Service (“S&P”) affirmed the long-term United States sovereign credit rating at 'AAA' while revising its outlook to negative from stable given the current U.S. budget deficit relative to other 'AAA'-rated sovereign credits.   If the U.S. credit rating is downgraded, the market impact of such an event, including the impact on the credit markets and the availability of financing as well as the impact on prices of securities that we own, is unknown.  S&P has indicated that there is at least a one in three chance that the U.S. long-term credit rating could be downgraded in the next two years.
                In addition, as noted in our Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, Fannie Mae and Freddie Mac are under conservatorship of the U.S. Government and both Fannie Mae and Freddie Mac and the U.S. Treasury have entered into Preferred Stock Purchase Agreements (“PSPAs”) pursuant to which the Treasury has ensured that each of Fannie Mae and Freddie Mac maintains a positive net worth.   The PSPAs legally bind the U.S. Government, through the U.S. Treasury, to provide capital for Fannie Mae and Freddie Mac to continue their operations, including the performance under the guaranty of payment on Agency MBS.  It is unclear if a downgrade in the credit rating of the United States would impact its ability to perform under the PSPAs.

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 5, 2011	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2011	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)