Form 10-Q
period 2011-09-30
DYNEX CAPITAL INC
filed 2011-11-09
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
Yes           ☐           No           ☑

On November 3, 2011, the registrant had 40,380,797 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Agency MBS (including pledged of $1,893,209 and $1,090,174, respectively)	$2,072,110	$1,192,579
Non-Agency MBS (including pledged of $367,642 and $259,350, respectively)	403,705	267,356
Securitized mortgage loans, net	118,700	152,962
Other investments, net	1,059	1,229
	2,595,574	1,614,126
Cash and cash equivalents	10,156	18,836
Derivative assets	—	692
Principal receivable on investments	10,305	3,739
Accrued interest receivable	12,353	6,105
Other assets, net	5,298	6,086
Total assets	$2,633,686	$1,649,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,053,686	$1,234,183
Payable for securities pending settlement	74,098	—
Non-recourse collateralized financing	84,013	107,105
Derivative liabilities	28,838	3,532
Accrued interest payable	1,240	1,079
Accrued dividends payable	10,903	8,192
Other liabilities	11,374	3,136
Total liabilities	2,264,152	1,357,227
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 40,380,276 and 30,342,897 shares issued and outstanding, respectively	404	303
Additional paid-in capital	634,317	538,304
Accumulated other comprehensive (loss) income	(1,605)	10,057
Accumulated deficit	(263,582)	(256,307)
Total shareholders' equity	369,534	292,357
Total liabilities and shareholders’ equity	$2,633,686	$1,649,584

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Agency MBS	$14,898	$5,607	$41,660	$15,085
Non-Agency MBS	4,442	3,345	11,963	9,586
Securitized mortgage loans	1,773	2,748	5,953	9,726
Other investments	29	30	91	94
Cash and cash equivalents	1	4	6	9
	21,143	11,734	59,673	34,500
Interest expense:
Repurchase agreements	5,305	1,672	13,493	4,297
Non-recourse collateralized financing	1,278	1,661	3,856	6,674
	6,583	3,333	17,349	10,971
Net interest income	14,560	8,401	42,324	23,529
Provision for loan losses	(300)	(211)	(750)	(770)
Net interest income after provision for loan losses	14,260	8,190	41,574	22,759
Litigation settlement and related costs	(8,240)	—	(8,240)	—
(Loss) gain on non-recourse collateralized financing	(1,970)	561	(1,970)	561
Gain on sale of investments, net	581	—	1,323	794
Fair value adjustments, net	(662)	77	(657)	230
Other (loss) income, net	(102)	165	84	1,389
General and administrative expenses:
Compensation and benefits	(1,106)	(1,191)	(3,447)	(3,033)
Other general and administrative	(1,229)	(780)	(3,261)	(2,874)
Net income	1,532	7,022	25,406	19,826
Preferred stock dividends	—	(1,056)	—	(3,061)
Net income to common shareholders	$1,532	$5,966	$25,406	$16,765
Weighted average common shares:
Basic	40,353	17,230	37,973	15,532
Diluted	40,353	21,457	37,974	19,757
Net income per common share:
Basic	$0.04	$0.35	$0.67	$1.08
Diluted	$0.04	$0.33	$0.67	$1.00
Dividends declared per common share	$0.27	$0.25	$0.81	$0.94

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$1,532	$7,022	$25,406	$19,826
Other comprehensive income:
Change in market value of available-for-sale securities	7,145	2,212	13,310	14,199
Reclassification adjustment for net gain on sale of investments, net	(581)	—	(1,323)	(779)
Net unrealized loss on cash flow hedging instruments	(14,868)	(2,048)	(23,649)	(5,881)
Other comprehensive (loss) income	(8,304)	164	(11,662)	7,539
Comprehensive (loss) income	(6,772)	7,186	13,744	27,365
Dividends declared on preferred stock	—	(1,056)	—	(3,061)
Comprehensive (loss) income to common shareholders	$(6,772)	$6,130	$13,744	$24,304

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$25,406	$19,826
Adjustments to reconcile net income to cash provided by operating activities:
(Increase) decrease in accrued interest receivable	(6,248)	451
Increase (decrease) in accrued interest payable	161	(418)
Provision for loan losses	750	770
Gain on sale of investments, net	(1,323)	(794)
Loss (gain) on non-recourse collateralized financing	1,970	(561)
Fair value adjustments, net	657	(230)
Increase in litigation settlement and related costs reserve	7,861	—
Amortization and depreciation	22,312	4,266
Stock-based compensation expense	492	558
Net change in other assets and other liabilities	1,564	(3,302)
Net cash and cash equivalents provided by operating activities	53,602	20,566
Investing activities:
Purchase of investments	(1,440,594)	(432,182)
Principal payments received on investments	344,649	207,485
(Increase) decrease in principal receivable on investments	(6,566)	168
Proceeds from sales of investments	124,797	50,882
Principal payments received on securitized mortgage loans	32,655	51,109
Other investing activities	77	(295)
Net cash and cash equivalents used in investing activities	(944,982)	(122,833)
Financing activities:
Borrowings under repurchase agreements, net	819,503	106,818
Borrowings under non-recourse collateralized financing	—	50,678
Principal payments on non-recourse collateralized financing	(2,094)	(42,652)
Cash paid to redeem non-recourse collateralized financing	—	(56,406)
Proceeds from issuance of common stock	95,261	44,010
Dividends paid	(29,970)	(13,160)
Net cash and cash equivalents provided by financing activities	882,700	89,288

Net decrease in cash and cash equivalents	(8,680)	(12,979)
Cash and cash equivalents at beginning of period	18,836	30,173
Cash and cash equivalents at end of period	$10,156	$17,194
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$16,411	$11,751

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2011.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated balance sheet for December 31, 2010 now presents separately its "principal receivable on investments", which was previously included within the fair value amounts shown for Agency and non-Agency mortgage-backed securities ("MBS").  The Company's consolidated statement of income for the three and nine months ended September 30, 2010 now present separately "(loss) gain on non-recourse collateralized financing", which was previously included within "other (loss) income, net" for those periods. The Company’s consolidated statement of cash flows for the nine months ended September 30, 2010 now presents separately “(increase) decrease in principal receivable on investments”, which was previously included within “other investing activities” for that period.  In addition, the line item "gain on redemption of securitization financing bonds" on the statement of cash flows for the nine months ended September 30, 2010 has been renamed "(loss) gain on non-recourse collateralized financing". These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

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

Agency MBS. Agency MBS are comprised of residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  The Company’s Agency RMBS are comprised primarily of hybrid Agency adjustable-rate mortgage loans ("ARMs") and Agency ARMs.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable-rate mortgage loans which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable-rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period.

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

A portion of the Company's Agency CMBS also include interest only securities ("IOs") which represent the right to receive contractual interest flows (but not principal cash flows) from the underlying unamortized principal balance of specific Agency CMBS.

The Company accounts for its Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of September 30, 2011, the Company has Agency MBS that are designated as either available-for-sale or trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

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

Non-Agency MBS.  The Company’s non-Agency MBS are comprised of RMBS and CMBS, the majority of which are rated as investment grade.  Interest rates for non-Agency MBS collateralized with ARMs are based on indices similar to those of Agency MBS.  A portion of the Company's non-Agency CMBS also includes non-Agency interest-only securities (IOs) that, as with Agency IOs, represent the right to receive contractual interest flows (but not principal cash flows) from the underlying unamortized principal balance of specific non-Agency CMBS.

Like Agency MBS, the Company accounts for its non-Agency MBS in accordance with ASC Topic 320.  As of September 30, 2011, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.   Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

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

Securitization Transactions

The Company has securitized mortgage loans and non-Agency CMBS through securitization transactions by transferring financial assets to a wholly owned trust, where the trust issues non-recourse securitization financing bonds pursuant to an indenture.  The Company retains some form of control over the transferred assets, and therefore the trust is included in the consolidated financial statements of the Company.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of the Company (presented as securitized mortgage loans on the consolidated balance sheet), and the associated bonds issued are treated as debt of the Company (presented as a portion of non-recourse collateralized financing on the consolidated balance sheet).  The Company has retained certain of the bonds issued by the trust and has transferred collateral in excess of the bonds issued.  This excess is typically referred to as over-

collateralization.  Each securitization trust generally provides the Company the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

Derivative Instruments

The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“interest rate agreements”) to manage its sensitivity to changes in interest rates.  The Company accounts for its interest rate agreements under ASC Topic 815, designating each as either a cash flow hedging position or a trading position using criteria established therein.  In order to qualify as a cash flow hedge, ASC Topic 815 requires formal documentation to be prepared at the inception of the interest rate agreement that meets certain conditions.  If these conditions are not met, an interest rate agreement will be classified as a trading position.

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

Recent Accounting Pronouncements

In April 2011, FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2011-02, which amends ASC Topic 310 to clarify the guidance on evaluating whether a restructuring constitutes a troubled debt restructuring.  Specifically, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties.  If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession.  A temporary or permanent increase in the contractual interest rate does not preclude the restructuring from being considered a concession because the contractual interest rate on the restructured debt may still be below the market interest rate for new debt with similar characteristics.  If the creditor determines that it has granted a concession to the debtor, it must then evaluate whether a debtor is experiencing financial difficulties.  The amendments clarify that a debtor does not have to be currently in payment default in order to be considered as experiencing financial difficulties.  Additionally, a creditor should evaluate whether it is probable that the debtor will be in payment default on any of its debt in the foreseeable future without the modification.  The amendments in this Update became effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.As a result of its retrospective application, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under ASC Topic 310 for which impairment was previously measured under ASC Topic 450.  In addition, ASU No. 2011-02 requires an entity to disclose the information required by ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was subsequently deferred temporarily by ASU No. 2011-01.  Management has evaluated these amendments and does not believe that they have had a material impact on the Company’s financial condition or results of operations.

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

In May 2011, FASB issued ASU No. 2011-04 to amend ASC Topic 820 to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements as well as to change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. One of its amendments which will apply to the Company is the disclosure of quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. In addition, the amendments will require more information from the Company about the valuation processes used by the reporting entity for fair value measurements categorized within Level 3 and the sensitivity of those measurements to changes in unobservable inputs. These amendments (and others included in the Update which are not discussed here as they are not applicable to the Company) are effective during interim and annual reporting periods beginning after December 15, 2011 and are to be applied prospectively. Early application by public entities is not permitted. Management has evaluated these amendments and does not believe that they will have a material impact on the Company's financial condition or results of operations.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method, and for the three and nine months ended September 30, 2010 the conversion of the Company’s formerly outstanding convertible preferred stock into common stock using the two-class method, but only if these items are dilutive.  Each share of Series D preferred stock was convertible into one share of common stock.  The following tables reconcile the numerator and denominator for both basic and diluted net income per common share:

	Three Months Ended
	September 30,
	2011		2010
	Income	Weighted-Average Common Shares (1)	Income	Weighted- Average Common Shares (1)
Net income	$1,532		$7,022
Preferred stock dividends	—		(1,056)
Net income to common shareholders	$1,532	40,353,219	$5,966	17,230,410
Effect of dilutive items	—	82	1,056	4,226,862
Diluted	$1,532	40,353,301	$7,022	21,457,272
Net income per common share:
Basic		$0.04		$0.35
Diluted (1)		$0.04		$0.33
Components of dilutive items:
Convertible preferred stock	$—	—	$1,056	4,221,387
Stock options	—	82	—	5,475
	$—	82	$1,056	4,226,862

(1)
For the three months ended September 30, 2011, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2011		2010
	Income	Weighted-Average Common Shares (1)	Income	Weighted-Average Common Shares (1)
Net income	$25,406		$19,826
Preferred stock dividends	—		(3,061)
Net income to common shareholders	25,406	37,972,766	16,765	15,531,847
Effect of dilutive items	—	1,183	3,061	4,225,145
Diluted	$25,406	$37,973,949	$19,826	19,756,992
Net income per common share:
Basic		$0.67		$1.08
Diluted (1)		$0.67		$1.00
Components of dilutive items:
Convertible preferred stock	$—	—	$3,061	4,221,387
Stock options	—	1,183	—	3,758
	$—	1,183	$3,061	4,225,145

(1)
 For the nine months ended September 30, 2011 and September 30, 2010, the calculation of diluted net income per common share excludes the effects of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	RMBS	CMBS	Total	RMBS	CMBS	Total
Principal/par value	$1,619,518	$270,760	$1,890,278	$937,376	$190,511	$1,127,887
Unamortized premium	92,188	73,318	165,506	43,776	18,757	62,533
Unamortized discount	(1)	—	(1)	(36)	—	(36)
Amortized cost	1,711,705	344,078	2,055,783	981,116	209,268	1,190,384
Unrealized gains:
Available for sale	11,607	10,946	22,553	8,266	567	8,833
Trading	—	1,819	1,819	—	—	—
Unrealized losses:
Available for sale	(7,091)	(954)	(8,045)	(3,371)	(3,267)	(6,638)
Trading	—	—	—	—	—	—
Fair value	$1,716,221	$355,889	$2,072,110	$986,011	$206,568	$1,192,579
Weighted average coupon based on par value	4.55%	5.14%	5.12%	4.46%	5.41%	4.62%

The Company has purchased $1,189,862 of Agency RMBS and $143,747 of Agency CMBS since December 31, 2010. Included in the table above are Agency CMBS with a par value of $24,776 that were pending settlement as of September 30, 2011.

As of September 30, 2011, the amortized cost and fair value of Agency CMBS designated as trading securities was $27,276 and $29,095, respectively, with the remainder of the Company's Agency CMBS and Agency RMBS designated as available-for-sale. The Company did not hold any Agency CMBS or RMBS designated as trading securities as of December 31, 2010. The Company has not sold any of its trading securities purchased during the nine months ended September 30, 2011, and has recognized a net unrealized gain for the three and nine months ended September 30, 2011 of $744 and $1,819, respectively, related to their changes in fair value, which is included within “fair value adjustments, net” in its consolidated statements of income. The Company also has derivatives designated as trading instruments, and the changes in their fair value are also included within "fair value adjustments, net". For the three and nine months ended September 30, 2011, the Company recognized a net unrealized loss of $(1,446) and $(2,649), respectively, related to these derivatives. Please refer to Note 7 for additional information on these derivatives designated as trading instruments.

A portion of the Company's Agency CMBS as reported in the table above as of September 30, 2011 are interest-only securities. The Company did not hold any Agency interest-only securities as of December 31, 2010. The table below presents the Company's Agency CMBS by security type as of September 30, 2011.

	September 30, 2011
	Principal	Premium	Unrealized Gain (Loss)	Total
Principal and interest securities	$270,760	$21,646	$12,750	$305,156
Interest only securities (1)	—	51,672	(939)	50,733
Fair value of Agency CMBS	$270,760	$73,318	$11,811	$355,889
     (1) The combined notional balance for the Agency interest-only securities is $1,498,210 as of September 30, 2011.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	RMBS	CMBS	Total	RMBS	CMBS	Total
Principal/par value	$14,271	$357,644	$371,915	$16,101	$247,494	$263,595
Unamortized premium	—	39,006	39,006	138	5,352	5,490
Unamortized discount	(1,044)	(16,528)	(17,572)	(1,115)	(11,296)	(12,411)
Amortized cost	13,227	380,122	393,349	15,124	241,550	256,674
Unrealized gains	520	12,875	13,395	632	10,978	11,610
Unrealized losses	(826)	(2,213)	(3,039)	(348)	(580)	(928)
Fair value	$12,921	$390,784	$403,705	$15,408	$251,948	$267,356
Weighted average coupon based on par value	4.56%	6.01%	5.95%	4.54%	6.49%	6.37%

All of the Company’s non-Agency MBS are designated as available-for-sale and are comprised primarily of investment-grade rated securities with a fair value of $380,116 and $262,234 as of September 30, 2011 and December 31, 2010, respectively.  The Company has purchased $154,413 of non-Agency CMBS since December 31, 2010, of which $20,000 are pending settlement as of September 30, 2011. The Company also has $3,000 of non-Agency RMBS pending settlement as of September 30, 2011. Pending non-Agency CMBS and RMBS purchases are included in the balances shown in the table above.

A portion of the Company's non-Agency CMBS as reported in the table above as of September 30, 2011 are interest-only securities. The Company did not hold any non-Agency interest-only securities as of December 31, 2010. The table below presents the Company's non-Agency CMBS by security type as of September 30, 2011.

	September 30, 2011
	Principal	Net Premium	Unrealized Gain (Loss)	Total
Principal and interest securities	$357,644	$(12,312)	$10,421	$355,753
Interest only securities (1)	—	34,790	241	35,031
Fair value of non-Agency CMBS	$357,644	$22,478	$10,662	$390,784
(1) The combined notional balance for the non-Agency interest-only securities is $723,008 as of September 30, 2011.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

All of the Company's securitized mortgage loans are pledged as collateral for its associated securitization financing bonds, which are discussed further in Note 9. Please also refer to Note 6 for disclosures related to impaired securitized mortgage loans and the related allowance for loans losses. The following table summarizes the components of securitized mortgage loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value	$70,559	$48,866	$119,425	$99,432	$54,181	$153,613
FHBT(1)	1,162	—	1,162	3,455	—	3,455
Unamortized premium, net	—	793	793	—	884	884
Unamortized discount, net	(299)	—	(299)	(520)	—	(520)
Amortized cost	71,422	49,659	121,081	102,367	55,065	157,432
Allowance for loan losses	(2,173)	(208)	(2,381)	(4,200)	(270)	(4,470)
	$69,249	$49,451	$118,700	$98,167	$54,795	$152,962

(1)
Funds held by trustees includes $905 and $3,306 as of September 30, 2011 and December 31, 2010, respectively, of cash and cash equivalents held by the trust for defeased commercial mortgage loans. These funds were paid by the borrower to the securitization trust pursuant to the contractual terms of the mortgage loan and represent replacement collateral for defeased loans.  In accordance with the underlying agreements, cash payments are made by the securitization trust using these defeased amounts until the funds held for that particular defeased mortgage loan equal the scheduled principal balance of the original loan.  At that point a final distribution is made to the trust as payment in full of the principal amount due on the loan.

The balance of the Company's securitized commercial mortgage loans has decreased since December 31, 2010 primarily due to principal payments, including amounts received on defeased loans, of $27,401.  The Company's securitized commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 78% of these securitized commercial mortgage loans are secured by multifamily properties. As of September 30, 2011 and December 31, 2010, the loan-to-value ratio based on original appraisal was 43% and 45%, respectively. The unpaid principal balance of the securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) and therefore on nonaccrual status is $15,121 as of September 30, 2011 compared to $14,089 as of December 31, 2010.

The balance of the Company's securitized single-family mortgage loans have decreased since December 31, 2010 due to principal payments on the loans of $5,254, of which 53% were unscheduled. These single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.   As of September 30, 2011 and December 31, 2010, the current loan-to-value ratio based on original appraisal was approximately 46% and 48%, respectively. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of September 30, 2011 is $3,549. The Company continues accruing interest on any seriously delinquent securitized single-family mortgage loan so long as the primary servicer continues to advance the interest and/or principal due on the loan.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

As discussed in Note 1, the Company estimates for currently existing and probable losses for its mortgage loans that are considered impaired. A loan does not have to be seriously delinquent (60 or more days past due) in order to be considered impaired. The following table presents certain information on impaired securitized commercial and single-family mortgage loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Commercial	Single-family	Commercial	Single-family
Unpaid principal balance of impaired securitized loans	$4,770	$3,487	$18,219	$3,587
Basis adjustments related to impaired securitized loans	(3)	57	(65)	59
Amortized cost basis of impaired securitized loans	4,767	3,544	18,154	3,646
Allowance for loan losses	(2,173)	(208)	(4,200)	(270)
Investment in excess of allowance	$2,594	$3,336	$13,954	$3,376

The Company recognized $27 and $83 of interest income on impaired securitized commercial mortgage loans for the three and nine months ended September 30, 2011 compared to $135 and $416 of interest income for the three and nine months ended September 30, 2010.  The Company recognized $49 and $146 of interest income on impaired securitized single-family mortgage loans for the three and nine months ended September 30, 2011 compared to $56 and $169 on impaired single-family mortgage loans for the three and nine months ended September 30, 2010.

The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	Three Months Ended
	September 30,
	2011		2010
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$3,069	$208	$4,085	$277
Provision for loan losses(1)	300	—	240	—
Credit losses, net of recoveries	(1,196)	—	(616)	(6)
Allowance at end of period(2)	$2,173	$208	$3,709	$271

(1)
Activity shown for provision for loan losses for the three months ended September 30, 2010 excludes provision of $16 and credit losses of $(281) related to the Company’s unsecuritized mortgage loan portfolio.

(2)	The amount of allowance related to the Company's unsecuritized mortgage loan portfolio is $0 as of September 30, 2011 and September 30, 2010.

	Nine Months Ended
	September 30,
	2011		2010
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$4,200	$270	$3,935	$277
Provision for loan losses(1)	750	—	390	—
Credit losses, net of recoveries	(2,777)	(62)	(616)	(6)
Allowance at end of period(2)	$2,173	$208	$3,709	$271

(1)
Activity shown for provision for loan losses for the nine months ended September 30, 2010 excludes provision of $185 and credit losses of $(281) related to the Company’s unsecuritized mortgage loan portfolio.

(2)	The amount of allowance related to the Company's unsecuritized mortgage loan portfolio is $0 as of September 30, 2011 and September 30, 2010.

NOTE 7 – DERIVATIVES

Please see Note 1 for additional information related to the Company’s accounting policies for derivative instruments.

As of September 30, 2011 and December 31, 2010, the Company’s derivative financial instruments are comprised entirely of interest rate swaps, and are designated as either hedging instruments or trading instruments.  With respect to hedging instruments, the Company’s objective for using interest rate swaps is to minimize its exposure to the risk of increased interest expense resulting from its existing and forecasted short-term, fixed-rate borrowings.  The Company continuously borrows funds via sequential fixed-

rate, short-term repurchase agreement borrowings.  As each fixed-rate repurchase agreement matures, it is replaced with new fixed-rate agreements based on the market interest rate in effect at the time of such replacement.  This sequential rollover borrowing program creates a variable interest expense pattern.  The changes in the cash flows of the interest rate swaps are expected to be highly effective at offsetting changes in the interest portion of the cash flows expected to be paid at maturity of each borrowing.

With respect to trading instruments, the Company’s objective for using interest rate swaps is to offset the changes in market value of its investments also designated as trading.  See Note 3 for information related to the investments designated as trading.

The tables below summarize information about the Company’s derivative financial instruments on the balance sheet as of the dates indicated:

As of September 30, 2011
Accounting Designation	Balance Sheet Location	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments	Derivative assets	$—	$—	—%

Hedging instruments	Derivative liabilities	$26,544	$995,000	1.55%
Trading instruments	Derivative liabilities	2,294	27,000	2.88%
		$28,838

As of December 31, 2010
Accounting Designation	Balance Sheet Location	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments	Derivative assets	$692	$100,000	1.89%
Hedging instruments	Derivative liabilities	$(3,532)	$245,000	1.58%

As of September 30, 2011, the Company had margin requirements with its swap counterparties for these interest rate swaps for which Agency MBS with a fair value of $30,691 have been posted as collateral.  The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of September 30, 2011:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$—	$100,000	$100,000	2	1.02%
13-36 months	—	510,000	510,000	9	1.26%
37-60 months	5,000	320,000	325,000	10	2.07%
Over 60 months	22,000	65,000	87,000	5	2.28%
	$27,000	$995,000	$1,022,000	26	1.58%

The table below presents the effect of the derivatives designated as trading instruments on the Company’s consolidated statements of income for the periods indicated.

		Amount of Loss Recognized in Net Income For the Three Months Ended		Amount of Loss Recognized in Net Income For the Nine Months Ended
Type of Derivative Designated as Trading	Location of Amount Recognized in Net Income	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest rate swaps	Fair value adjustments, net	$1,075	$—	$2,294	$—

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the periods indicated:

Type of Derivative Designated as Cash Flow Hedge	Amount of (Gain) Loss Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of (Gain) Loss Recognized in Net Income (Ineffective Portion)	Amount of (Gain) Loss Recognized in Net Income Ineffective Portion)
For the three months ended September 30, 2011:
Interest rate swaps	$18,251	Interest expense	$3,383	Other income, net	$31

For the three months ended September 30, 2010:
Interest rate swaps	$2,699	Interest expense	$651	Other income, net	$6

For the nine months ended September 30, 2011:
Interest rate swaps	$31,974	Interest expense	$8,325	Other income, net	$55

For the nine months ended September 30, 2010:
Interest rate swaps	$7,587	Interest expense	$1,706	Other income, net	$15

The table below presents a rollforward of the activity in the Company’s AOCI related to its derivatives designated as hedging instruments for the periods presented:

	2011	2010
Balance as of January 1,	$(2,820)	$1,008
Change in fair value of interest rate swaps	(31,974)	(7,587)
Reclassification adjustment for amounts included in statement of income	8,325	1,706
Balance as of September 30,	$(26,469)	$(4,873)

The Company estimates that an additional $10,554 related to its derivatives designated as hedging instruments will be recognized as an increase to interest expense during the next 12 months.

The interest rate swap agreements the Company has with its derivative counterparties contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default of its derivative obligations. The covenant violation by the Company as of September 30, 2011, which is discussed in Note 8, did not effect any of its derivative obligations.  Additionally, the agreements outstanding with our derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of September 30, 2011, the Company had derivatives in a net liability position with its derivative counterparties totaling $29,325, inclusive of accrued interest but excluding any adjustment for nonperformance risk, for which it had pledged Agency MBS with a fair value of $30,691 as collateral.  If the Company had breached any of these agreements as of September 30, 2011, it could have been required to settle those derivatives at their estimated termination value of $29,325.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements as of September 30, 2011 and December 31, 2010 by the type of securities collateralizing the repurchase agreement:

	September 30, 2011
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,542,593	0.28%	$1,606,539
Agency CMBS	225,856	0.43%	241,713
Non-Agency RMBS	7,048	1.32%	8,205
Non-Agency CMBS	235,804	1.22%	278,046
Securitization financing bonds (see Note 9)	42,385	1.16%	48,988
	$2,053,686	0.43%	$2,183,491

	December 31, 2010
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$869,537	0.33%	$908,375
Agency CMBS	150,178	0.31%	161,143
Non-Agency RMBS	12,126	1.29%	13,628
Non-Agency CMBS	135,143	1.31%	164,871
Securitization financing bonds (see Note 9)	67,199	1.36%	79,080
	$1,234,183	0.50%	$1,327,097

The combined weighted average term to original maturity for the Company’s repurchase agreements was 45 days as of September 30, 2011 and 50 days as of December 31, 2010.  The following table provides a summary of the original maturity as of September 30, 2011 and December 31, 2010:

Original Maturity	September 30, 2011	December 31, 2010
30 days or less	$1,177,698	$478,848
31 to 60 days	347,951	372,702
61 to 90 days	81,226	202,569
Greater than 90 days	446,811	180,064
	$2,053,686	$1,234,183

The Company's maximum amount of equity at risk (equal to the fair value of the collateral pledged in excess of the amount due) was $42,525 with Bank of America with whom the Company had repurchase agreements of $281,671 outstanding as of September 30, 2011. The maximum amount of equity at risk with all other counterparties did not exceed 10% of the Company's shareholders' equity as of September 30, 2011.

Our repurchase agreement counterparties require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, minimum liquidity, and leverage requirements as well as maintaining our REIT status.  In addition, some of the covenants contain cross default features, whereby default under one agreement simultaneously causes default under another agreement.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. As of September 30, 2011, one of the Company's repurchase agreement counterparties required that the Company's total liabilities not exceed six times its shareholders' equity. Due to the Company's accrual of its litigation settlement costs (see Note 12), the Company failed to comply with this covenant as of September 30, 2011. The Company and the counterparty have entered into an amendment to increase the limit to seven times its shareholders' equity. No obligations were accelerated in connection with this covenant violation, and no cross-default provisions under other agreements were triggered as a result of the breach of this covenant. The Company was in compliance with all remaining covenants as of September 30, 2011. Please refer to "Liquidity and Capital Resources" within Item 2 of this Quarterly Report on Form 10-Q for additional information related to these covenants.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

The following table summarizes information about the Company’s non-recourse collateralized financing for the periods indicated:

		September 30, 2011
	Interest Rate	Weighted Average Life Remaining	Balance Outstanding	Value of Collateral
Securitization financing:		(in years)
Secured by non-Agency CMBS	6.2% fixed	2.1	15,000	16,673
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.3	19,316	20,213
TALF financing:(1)
Secured by non-Agency CMBS	2.7% fixed	1.4	50,486	64,718
Unamortized net bond premium and deferred costs			(789)	n/a
			$84,013	$101,604

		December 31, 2010
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by commercial mortgage loans	7.2% fixed	3.7	$23,669	$43,440
Secured by non-Agency CMBS	6.2% fixed	3.4	15,000	16,754
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.4	21,183	21,889
TALF financing:(1)
Secured by non-Agency CMBS	2.7% fixed	2.2	50,713	64,097
Unamortized net bond premium and deferred costs			(3,460)	n/a
			$107,105	$146,180

(1)	Financing provided by the Federal Reserve Bank of New York under its Term Asset-Backed Securities Loan Facility (“TALF”).

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
The following table summarizes information regarding all of the Company’s redeemed bonds that have an outstanding balance as of September 30, 2011:

Collateral Type	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Single-family mortgage loans	$22,297	$19,728	$17,386
Commercial mortgage loans	52,835	29,260	24,999
	$75,132	$48,988	$42,385

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

The following table presents the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$2,072,110	$—	$2,072,110	$—
Non-Agency MBS:
CMBS	390,784	—	255,823	134,961
RMBS	12,921	—	5,474	7,447
Other investments	25	—	—	25
Total assets carried at fair value	$2,475,840	$—	$2,333,407	$142,433
Liabilities:
Derivative liabilities	$28,838	$—	$28,838	$—
Total liabilities carried at fair value	$28,838	$—	$28,838	$—

The Company’s Agency MBS, as well a portion of its non-Agency CMBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency CMBS and non-Agency RMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from pricing models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, credit enhancement, as well as certain other relevant information.  The following tables present the activity of the instruments fair valued at Level 3 for the three and nine months ended September 30, 2011:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of June 30, 2011	$136,761	$4,722	$25	$141,508
Purchases	2,956	3,000	—	5,956
Sales	—	—	—	—
Total unrealized losses:
Included in other comprehensive income	(997)	27	—	(970)
Principal payments	(3,493)	(311)	—	(3,804)
Amortization	(266)	9	—	(257)
Balance as of September 30, 2011	$134,961	$7,447	$25	$142,433

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of January 1, 2011	$146,671	$9,307	$25	$156,003
Purchases	3,054	3,000	—	6,054
Sales	—	(3,765)	—	(3,765)
Total unrealized losses:
Included in other comprehensive income	(431)	37	—	(394)
Principal payments	(13,526)	(1,139)	—	(14,665)
Amortization	(807)	7	—	(800)
Balance as of September 30, 2011	$134,961	$7,447	$25	$142,433

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$2,072,110	$2,072,110	$1,192,579	$1,192,579
Non-Agency CMBS	390,784	390,784	251,948	251,948
Non-Agency RMBS	12,921	12,921	15,408	15,408
Securitized mortgage loans, net	118,700	108,030	152,962	142,177
Other investments	1,059	988	1,229	1,112
Derivative assets	—	—	692	692
Liabilities:
Repurchase agreements	$2,053,686	$2,053,686	$1,234,183	$1,234,183
Non-recourse collateralized financing	84,013	84,425	107,105	109,395
Derivative liabilities	28,838	28,838	3,532	3,532

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of September 30, 2011 or December 31, 2010.

The following table presents certain information for Agency MBS and non-Agency MBS that were in an unrealized loss position as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	FairValue	Unrealized Loss	FairValue	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$820,973	$6,930	$695,854	$6,638
Non-Agency MBS	118,222	2,668	45,602	592
One year or more:
Agency MBS	72,573	1,124	—	—
Non-Agency MBS	3,084	371	3,494	337
	$1,014,852	$11,093	$744,950	$7,567

Because the principal and interest related to Agency MBS are guaranteed by issuers who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related.  The Company assesses its ability to hold an Agency MBS with an unrealized loss until the recovery in its value.  This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2011 are temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position as of September 30, 2011 and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of September 30, 2011.

NOTE 11 – SHAREHOLDERS' EQUITY

Common Stock

The Company has recently implemented a Dividend Reinvestment and Share Purchase Plan ("DRIP") which allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. The Company declared a third quarter common stock dividend of $0.27 per share payable on October 31, 2011 to shareholders of record as of September 30, 2011, however there is no Dividend Reinvestment Discount for third quarter dividends reinvested through the DRIP.

The Company also has a continuous equity placement program (“EPP”) whereby the Company may offer and sell through its sales agent shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings,” as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  During the nine months ended September 30, 2011, the Company has received proceeds of $4,332, net of broker sales commission, for 409,237 shares of common stock sold under this program at an average price of $10.75.  The Company originally registered 5,000,000 shares under the EPP, and as of September 30, 2011, has 538,147 remaining shares to be issued under the EPP.

During the nine months ended September 30, 2011, the Company closed a public offering of 9,200,000 shares of its common stock, including 1,200,000 shares pursuant to an overallotment option that was fully exercised by the underwriters, at a public offering price of $10.35 per share for total net proceeds of $90,459 after deduction of underwriting discounts, commissions, and expenses.  The Company has used these proceeds to acquire additional investments consistent with its investment policy.

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	40,343,159	15,168,742	30,342,897	13,931,512
Common stock issued under EPP	—	3,540,500	409,237	4,680,700
Common stock issued under DRIP	2,111	—	2,111	—
Common stock issued via public offering	—	—	9,200,000	—
Common stock redeemed under 2004 Stock and Incentive Plan	—	—	15,000	50,000
Common stock issued under 2009 Stock and Incentive Plan	35,006	—	411,031	47,030
Conversion of preferred stock to common stock	—	152	—	152
Balance at end of period	40,380,276	18,709,394	40,380,276	18,709,394

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights (“SARs”), dividend equivalent rights, performance shares, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 2,041,939 shares remain available as of September 30, 2011.  Although the Company is no longer issuing stock-based compensation under its 2004 Stock Incentive Plan, there are stock options, SARs, and restricted stock still outstanding (and exercisable if vested) thereunder as of September 30, 2011.

Stock options and restricted stock that the Company has issued may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718.  The compensation cost related to all stock options has been expensed in prior periods.  As of September 30, 2011, the fair value of the Company’s outstanding restricted stock remaining to be amortized into net income is $2,979.

The Company did not grant any stock options during the three and nine months ended September 30, 2011 or September 30, 2010, and there were no forfeitures of its outstanding stock options for those same periods. There were no options exercised during the three months ended September 30, 2011 or September 30, 2010, and 15,000 options were exercised at a weighted average price of $7.42 during the nine months ended September 30, 2011 compared to 50,000 options exercised at a weighted average price of $8.45 during the nine months ended September 30, 2010. As of September 30, 2011, there are 30,000 options remaining to be exercised at a weighted average price of $9.42.

The following table presents a rollforward of the restricted stock activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Restricted stock at beginning of period	330,500	25,000	25,000	32,500
Restricted stock granted	35,006	—	358,006	10,000
Restricted stock vested	—	—	(17,500)	(17,500)
Restricted stock outstanding at end of period	365,506	25,000	365,506	25,000

SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period as required by ASC Topic 718.  As of September 30, 2011 and December 31, 2010, the fair value of the Company’s outstanding SARs of $131 and $492, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.  The fair value of SARs is estimated using the Black-Scholes option valuation model based upon the assumptions in the table below.

	September 30, 2011	December 31, 2010
Expected volatility	22.8%-34.2%	16.2%-18.6%
Weighted-average volatility	28.8%	17.3%
Estimated dividend yield	13.3%-14.2%	9.9%-10.3%
Expected term (in months)	7	12
Weighted-average risk-free rate	0.57%	0.81%
Range of risk-free rates	0.4%-0.9%	0.4%-1.3%

As of September 30, 2011, the Company has 136,875 SARs outstanding, all of which are vested and exercisable at a weighted average price of $7.31 at any time prior to their expiration dates.  The weighted average remaining contractual term on these outstanding SARs as of September 30, 2011 is 15 months, and 60,000 of the outstanding SARs are set to expire if they are not exercised on or before December 31, 2011.  As of September 30, 2010, there were 136,875 SARs outstanding at a weighted average price of $7.31, and 116,875 of those SARs were vested and exercisable at that time at a weighted average price of $7.35.  No SARs were granted, forfeited, or exercised during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, no SARs were granted or forfeited and approximately 141,000 SARs were exercised at a weighted average price of $7.24.

Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2011 is $139 and $492, respectively, compared to $395 and $558 for the three and nine months ended September 30, 2010, respectively.

Additional Paid-In Capital

     The following table presents a rollforward of the Company's changes in additional paid-in capital for the nine months ended September 30, 2011:

Additional Paid-In Capital
Balance as of January 1, 2011	$538,304
Common stock issuances:
DRIP issuances	20
EPP issuance	4,284
Public offering	90,343
Incentive plans	656
Amortization of restricted stock	852
Capitalized expenses	(142)
Balance as of September 30, 2011	$634,317

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of September 30, 2011 and December 31, 2010 is comprised of the following items:

	September 30, 2011	December 31, 2010
Available for sale investments:
Unrealized gains	$35,948	$20,443
Unrealized losses	(11,084)	(7,566)
	24,864	12,877
Hedging instruments:
Unrealized gains	—	692
Unrealized losses	(26,469)	(3,512)
	(26,469)	(2,820)
Accumulated other comprehensive (loss) income	$(1,605)	$10,057

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

Accumulated Deficit

The following table presents a rollforward of the Company's accumulated deficit for the nine months ended September 30, 2011:

Accumulated Deficit
Balance as of January 1, 2011	$(256,307)
Net income for the quarter ended March 31, 2011	10,280
Dividends declared ($0.27 per share) for the quarter ended March 31, 2011	(10,886)
Net income for the quarter ended June 30, 2011	13,594
Dividends declared ($0.27 per share) for the quarter ended June 30, 2011	(10,892)
Net income for the quarter ended September 30, 2011	1,532
Dividends declared ($0.27 per share) for the quarter ended September 30, 2011	(10,903)
Balance as of September 30, 2011	$(263,582)

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

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, the "Defendants") are defendants in a class action brought by the Teamsters Local 445 Freight Division Pension Fund (the "Teamsters") in the United States District Court for the Southern District of New York (the "District Court"). The original complaint, which was filed on February 7, 2005, alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12-1 and MERIT Series 13 securitization financing bonds (the "Bonds"), which are collateralized by manufactured housing loans. After a series of rulings and an eventual dismissal by the District Court, the Teamsters filed an amended complaint on August 6, 2008, essentially restating the same allegations as the original complaint and adding the Company’s former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer as defendants. The Teamsters seek unspecified damages and allege, among other things, fraud and misrepresentation in connection with the issuance of and subsequent reporting related to the Bonds. On March 7, 2011, the District Court granted the Teamsters' motion to certify the class for this action.

In September, 2011, the Defendants entered into a memorandum of understanding, reflecting an agreement in principle to settle all claims asserted in this matter. The memorandum of understanding sets forth terms of a proposed settlement whereby the Company would pay $7,500 into an escrow account following the negotiation and execution of a definitive settlement agreement and preliminary approval by the Court. The disbursement of the escrowed payment will be subject to negotiation and execution of a definitive settlement agreement, notice to the class, and final approval by the Court, in addition to any other conditions contained in the definitive settlement agreement. The Company continues to deny that it violated any federal securities laws and has agreed in principle to this settlement solely to eliminate the expense, burden, and uncertainty of the litigation.

For further discussion of this litigation, see the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011.

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

We were formed in 1987 and commenced operations in 1988.  Beginning with our inception through 2000, our operations largely consisted of originating and securitizing various types of loans, principally single-family and commercial mortgage loans and manufactured housing loans.  Since 2000, we have been an investor in Agency and non-Agency mortgage-backed securities (“MBS”), and we are no longer originating or securitizing mortgage loans.

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

Agency MBS consist of residential MBS (“RMBS”) and commercial MBS (“CMBS”), which come with a guaranty of payment by the U.S. government or a U.S. government-sponsored entity such as Fannie Mae and Freddie Mac.  Non-Agency MBS (also consisting of RMBS and CMBS) have no such guaranty of payment.  We currently target an overall investment portfolio composition of 50%-70% in Agency MBS with the balance in non-Agency MBS and securitized mortgage loans.  Our securitized mortgage loans are loans which were originated and securitized by us during the 1990s.

As of September 30, 2011, our Agency MBS constituted 80% of our investment portfolio. As of June 30, 2011, our Agency MBS constituted 84% of our investment portfolio. We are currently above our targeted Agency MBS portfolio composition as a result of the deployment of substantially all of the equity capital raised by the Company in the first quarter of 2011 in Agency MBS. Over the balance of the year, we expect to reduce our overall Agency MBS investments as we move toward our targeted mix.

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

Our investment strategy may also be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing.  Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell potentially at losses or at amounts below their true fair value.

Investing in mortgage-related securities on a leveraged basis subjects us to liquidity risk and interest rate risk which are discussed in further detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk" and in the "Liquidity and Capital Resources" section of this Item 2. With respect to interest rate risk, such risk arises from changes in the absolute level of rates (e.g., the level of LIBOR or Treasury securities rates), changes in relationships between rate indices (e.g., LIBOR versus Treasury securities rates), and changes in the relationships between short-term and long-term rates (e.g., the 2-year Treasury securities rate versus the 10-year Treasury securities rate).  Interest rate risk also arises from changes in market spreads reflecting the perceived riskiness of assets (e.g., swap rates and mortgage rates relative to the Treasury securities rates).  Because we leverage our capital, changes in interest rates can be disproportionately favorable or unfavorable on our results of operations and our book value. We attempt to manage our exposure to changes in interest rates by investing in shorter duration instruments and managing our investment portfolio within risk tolerances set by our Board of Directors.  Our current goal is to maintain a portfolio duration target (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration could drift outside of our target range due to changes in market conditions, interest rates, market spreads, and activity in our investment portfolio.  We will use interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as the related investments.  In general, mortgage portfolios have interest rate risk and, when financed with repurchase agreements, will underperform in a period of rising interest rates and outperform in a period of declining interest rates.

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

Trends and Recent Market Impacts

The following marketplace conditions and prospective trends have impacted and may continue to impact our future results of operations:

Credit Markets and Liquidity Risk

Our business model requires that we have access to leverage, principally the repurchase agreement market.  Repurchase agreement financing is uncommitted financing and as such, there can be no guarantee that we will always have access to such financing.  During periods of sustained volatility in the credit markets, such as was experienced in 2008, access to repurchase agreement financing may be limited as liquidity providers reduce their exposure to the short term funding credit markets.  In an attempt to manage this risk, we seek to diversify our exposure to repurchase agreement counterparties and seek to extend the maturity dates of our repurchase agreements where practicable.  We believe the diversification of counterparties reduces, but does not eliminate, our liquidity risk resulting from the exit or failure of one or more of our repurchase agreement counterparties.   For additional information regarding liquidity risk, please refer to “Quantitative and Qualitative Disclosures about Market Risk” within Part I, Item 3 of this Quarterly Report on Form 10-Q, as well Item 1A “Risk Factors” contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 within the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011.

MF Global, Inc., a subsidiary of MF Global Holdings, Inc., was one of our counterparties as of September 30, 2011. On October 31, 2011, MF Global Holdings, Inc., filed for bankruptcy protection. MF Global, Inc. was not part of the bankruptcy filing, but will be liquidated by the Security Investor Protection Corporation ("SIPC") for the benefit of its creditors. The Company did not have any borrowings outstanding with MF Global, Inc. at the time of its parent's bankruptcy filing and therefore has no direct exposure to its liquidation by SIPC.

Short-term Interest Rates

In response to the volatility and lack of liquidity in the credit markets in 2008, the Federal Open Market Committee of the Federal Reserve ("FOMC") lowered the Federal Funds Target Rate (the rate at which U.S. banks may borrow from each other) from 4.25% at the beginning of 2008 to its current targeted rate of 0.25%.  While the credit markets are functioning more normally and liquidity has generally returned, economic activity in the U.S. has remained muted, as measured by gross domestic product, low rates of capacity utilization and high rates of unemployment.  As a result, the FOMC has pledged to keep the Federal Funds Target Rate at the historically low target range of 0% to 0.25% through mid-2013 given the above concerns and the subdued outlook for inflation over the medium term. As economic activity improves, the Federal Reserve may decide to increase the Federal Funds Target Rate.  Such an increase would likely increase our funding costs because, as discussed above, our repurchase agreement financing is based on LIBOR, which typically closely tracks the Federal Funds Target Rate.

Yield Curve

As of September 30, 2011, the spread between the two-year Treasury security and the ten-year Treasury security was 1.67% versus 2.70% as of June 30, 2011, 2.65% as of March 31, 2011 and 2.70% as of December 31, 2010, respectively.  During the third quarter, the yields on the two-year Treasury declined 0.21% while the yield on the ten-year Treasury declined by 1.24%, resulting in a flattening of the yield curve. While our borrowing costs are based on short-term market rates such as LIBOR and the Federal Funds Target Rate, our asset yields more closely correlate with longer-term Treasury rates and longer-term swap rates.  As discussed previously, we hedge our exposure to changes in interest rates principally by entering into pay-fixed interest rate swaps. A flattening of the yield curve will generally result in a reduction in value of our interest rate swaps and an increase in value of our MBS. The relationship is not one-to-one, however, and in the third quarter of 2011 our interest rate swaps declined in value by amounts in excess of the increase in our MBS, due primarily to the widening of credit spreads in our MBS investments. This resulted in a decline in our book value from a reduction in accumulated comprehensive income and also resulted in margin calls on our interest rate swaps.

A flattening of the yield curve generally will also result in reduced net interest spread on new investments that we may purchase from reinvestment of prepayments or if we raise additional capital. Despite the flattening of the yield curve, we continue to see attractive investment opportunities to purchase MBS at acceptable yields relative to the cost of financing such investments.

Prepayments and Agency MBS

We have continued to experience favorable prepayment activity on our Agency RMBS due in large part to the inability of borrowers to refinance their mortgages.  Our average constant prepayment rate, or CPR, for our Agency RMBS during the third quarter of 2011 was 23.9% versus 23.4% for the second quarter of 2011, 21.9% for the first quarter of 2011, and 25.8% for all of 2010.  As of September 30, 2011, the weighted average coupon on the mortgage loans underlying our Agency RMBS was 5.09%, while the average for the past twelve months of the 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate, as published by Freddie Mac, were 4.56% and 3.46%, respectively.  Generally, this type of interest rate environment encourages the average borrower to refinance their mortgage loans at lower rates.  However, in many cases, obstacles exist to refinancing, including but not limited to, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to the limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds relatively low.  During the third quarter of 2011, however, the ten-year treasury rate declined 1.24% to 1.92% as of September 30, 2011. Mortgage rates are based primarily on the current and anticipated level of the ten-year treasury rate and are often adjusted on a trailing basis. Given the decline in rates during the quarter, the proposed changes to the Home Affordable Refinance Program ("HARP"), and the commitment by the Federal Reserve to keep long-term rates low through "Operation Twist" (discussed further below), the Company revised its estimated forecasted prepayment speeds on its Agency RMBS for the next twelve months to 28.0% CPR. While historically our prepayment speeds have been less than this, given the reasons set forth above, we expect prepayment speeds on our Agency RMBS will increase in subsequent quarters. As discussed above, increased prepayments may impact our net interest income by increasing the amortization expense on any investments which we own at premiums to their par balance.

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

In addition to the lowering of the Federal Funds Target Rate discussed above, the Federal Reserve also responded to market instability and economic weakness by purchasing Agency MBS and Treasury securities. From January 2009 through June 2011 the Federal Reserve purchased approximately $1.25 trillion of Agency MBS and $600 billion in Treasury securities of varying maturities. In September 2011, the FOMC announced its intention to sell shorter-term Treasury securities and purchase longer-term Treasury securities in response to weakening economic conditions in a policy operation which has become known as "Operation Twist". The stated intention of the FOMC in Operation Twist is to put downward pressure on longer-term interest rates and to help make broader financial conditions more accommodative. The impact of the Federal Reserve's purchasing activities in the future are unknown.

The U.S. government is providing homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans, the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the government may change them or add new programs in the future.  The GSEs have proposed changes to HARP that are designed to make it easier for borrowers to refinance residential mortgages, which could increase prepayment rates on mortgage loans underlying our investment securities. The impact of these programs may have the effect of increasing prepayment rates and reducing the principal or interest payments on residential mortgage loans held by certain types of borrowers. The effect of such programs for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to increased prepayment rates and lower interest and principal payments.

Highlights of the Third Quarter and Fourth Quarter Outlook

During the third quarter of 2011, we reported net income of $1.5 million, or $0.04 per common share, and net interest income of $14.6 million. Our results for the third quarter of 2011 were impacted by several items, including a litigation settlement and related defense costs of $8.2 million, a non-cash charge of $2.0 million on the redemption of non-recourse collateralized financings, and a net $1.3 million increase in accelerated investment premium amortization from an increase in forecasted prepayment rates on our Agency RMBS. Each of these items is discussed further below in "Results of Operations".

In addition, our shareholders' equity declined to $369.5 million as of September 30, 2011, or $9.15 per common share, from $386.9 million, or $9.59 per common share as of June 30, 2011. Of the $0.44 decline in book value per common share, $0,21 related to decline in fair value of our investment portfolio (which was recorded as a reduction in accumulated other comprehensive income) with the balance of the decline primarily from the items noted in the paragraph above.

Our net interest income for the third quarter of 2011 benefited from strong investment portfolio growth and a stable net interest spread offset in part by increased premium amortization expense on our investments. Our net interest spread on our investment portfolio declined modestly for the third quarter of 2011 to 2.43% from 2.45% for the second quarter of 2011. The net interest spread for the third quarter of 2010 was 2.98%. For a discussion of our net interest income and net interest spread by investment type for the three and nine months ended September 30, 2011, see “Results of Operations”.

We continue to believe that the outlook for our business model is favorable given the economic backdrop, despite the uncertainty regarding government policy and its potential affects on prepayments of our investments, and the uncertainty in Europe and its potential impact on the U.S. credit markets. In recent quarters we have expanded our investment portfolio to include Agency CMBS interest-only securities and non-Agency CMBS given the attractive risk-adjusted return and prepayment protection profile of these investments. Our investment portfolio has been constructed in a manner that we believe will offset trends to faster prepayment speeds. Explicitly, prepayment protected securities equate to 51% of our portfolio on a dollar premium basis, with another 8% in Agency ARMs with less than 15 months-to-reset and which have a favorable prepayment profile.

We expect to continue to invest more heavily in non-Agency MBS over the balance of the year to return to our targeted investment portfolio mix. As stated earlier, our investment in Agency MBS is approximately 80% of our investment portfolio which is outside of our targeted range of 50%-70%. We continue to invest to construct a portfolio that minimizes prepayment risk, credit risk, and extension risk.

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

FINANCIAL CONDITION

The following discussion addresses our balance sheet items that had significant activity during the past nine months and should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained within Item 1 of Part I to this Quarterly Report on Form 10-Q.

Agency MBS

 Activity related to our Agency MBS, which are classified as available-for-sale and carried at fair value, for the nine months ended September 30, 2011 is as follows:

	September 30, 2011
(amounts in thousands)	RMBS	CMBS	Total
Beginning balance	$986,011	$206,568	$1,192,579
Purchases	1,189,862	143,747	1,333,609
Principal payments	(325,893)	(3,289)	(329,182)
Sales	(117,665)	(2,044)	(119,709)
Net unrealized (loss) gain	(393)	14,511	14,118
Net amortization	(15,701)	(3,604)	(19,305)
Ending balance	$1,716,221	$355,889	$2,072,110

The following table presents the fair value of our Agency MBS portfolio as of September 30, 2011 and December 31, 2010 by government issuer and type of security:

	September 30, 2011			December 31, 2010
(amounts in thousands)	Fannie Mae	Freddie Mac	Total	Fannie Mae	Freddie Mac	Total
Hybrid ARMs	$897,728	$439,547	$1,337,275	$496,601	$262,878	$759,479
ARMs	208,495	150,282	358,777	198,638	27,821	226,459
Interest only	3,397	47,336	50,733	—	—	—
Fixed rate	305,156	20,169	325,325	206,641	─	206,641
	$1,414,776	$657,334	$2,072,110	$901,880	$290,699	$1,192,579

The following table presents the weighted average coupon (“WAC”) based on the par value of our Agency MBS portfolio as of September 30, 2011 and December 31, 2010 by weighted average months-to-reset (“MTR”):

	September 30, 2011		December 31, 2010
MTR	Par Value (1)	WAC (1) (2)	Par Value	WAC(3)
(amounts in thousands)
0-12 months	$339,861	7.34%	$216,420	3.35%
13-24 months	420,960	5.13%	189,841	5.50%
25-36 months	167,342	4.72%	304,713	5.10%
Over 36 months	671,403	4.41%	226,329	3.81%
Fixed rate	290,712	4.96%	190,584	5.41%
	$1,890,278	5.21%	$1,127,887	4.62%

(1)
The par value and WAC presented exclude our interest only investments which have a combined notional balance of $1.5 billion, amortized cost of $51.7 million, and a WAC of 0.76% as of September 30, 2011.

(2)
As of September 30, 2011, approximately 3% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 88% reset based on the level of one-year LIBOR and 9% reset based on the level of one-year CMT.

(3)
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

Non-Agency MBS

Activity related to our non-Agency MBS, which are classified as available-for-sale and carried at fair value, for the nine months ended September 30, 2011 is as follows:

	September 30, 2011
(amounts in thousands)	RMBS	CMBS	Total
Beginning balance	$15,408	$251,948	$267,356
Purchases	3,000	154,413	157,413
Principal payments	(1,225)	(14,046)	(15,271)
Sales	(3,765)	—	(3,765)
Net unrealized (loss) gain	(592)	265	(327)
Net accretion (amortization)	95	(1,796)	(1,701)
Ending balance	$12,921	$390,784	$403,705

The following table presents our non-Agency MBS portfolio grouped by investment rating as of September 30, 2011:

(amounts in thousands)	RMBS	CMBS	Total
AAA	$4,074	$212,654	$216,728
AA	206	77,984	78,190
A	72	85,126	85,198
Below A/Not Rated	8,569	15,020	23,589
	$12,921	$390,784	$403,705

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of September 30, 2011:

(amounts in thousands)	Market Value of Collateral	Percentage
Florida	$56,814	14.4%
Texas	48,029	12.2%
California	43,566	11.0%
North Carolina	26,667	6.7%
Virginia	22,743	5.8%
Remaining states (not exceeding 5.7% individually)	197,319	49.9%
	$395,138	100.0%

Please also refer to “Net Interest Income – Non-Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 4 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our non-Agency MBS.

Derivative Assets and Liabilities

Our volume of derivative instruments, which currently consist entirely of interest rate swap agreements, has increased significantly since December 31, 2010. The notional amount outstanding for our interest rate swap agreements as of September 30, 2011 is $1,022.0 million with a weighted average fixed rate swapped of 1.58% compared to a notional amount outstanding of $345.0 million with a weighted average fixed rate swapped of 1.67% as of December 31, 2010. We use interest rate swaps primarily to hedge our exposure to increases in interest rates resulting from the repurchase agreements we use to fund our investment purchases. As such, we have increased our volume of interest rate swap activity to compensate for the growth in our repurchase agreement borrowings used to fund our investment portfolio.

Since December 31, 2010, we have entered into and designated three of our interest rate swaps as trading instruments. These derivatives are carried on our consolidated balance sheet as a liability with a fair value of $2.3 million as of September 30, 2011. The changes in fair value for these instruments is recognized immediately in the current period's statement of income within "fair value adjustments, net". For the three and nine months ended September 30, 2011, we recognized a loss of $1.1 million and $2.3 million, respectively, related to these trading instruments, but these losses were partially offset by recognized unrealized gains of $0.4 million and $1.5 million, respectively, on the portion of our Agency MBS investments also designated as trading.

Our remaining interest rate swap agreements are designated as cash flow hedging instruments. As of September 30, 2011, our consolidated balance sheet includes derivative liabilities with a fair value of $26.5 million. Changes in their fair value that are the result of the effective portion of the hedge relationship are recorded in other comprehensive income and later reclassified into the statement of income within "interest expense" in the same period during which the hedged transaction affects earnings.  For the three and nine months ended September 30, 2011, our interest rate swap expense was $3.4 million and $8.3 million, respectively, compared to $0.7 million and $1.7 million for the three and nine months ended September 30, 2010, respectively, the difference of which is primarily related to the increase in volume of our derivative instruments. Changes in their fair value related to the ineffective portion of the hedge is immediately reported in the current period’s statement of income within "other income (expense), net".  The expenses related to our hedging ineffectiveness that we recorded for the three and nine months ended September 30, 2011 and September 30, 2010 were immaterial.

Repurchase Agreements

Repurchase agreements increased a net $819.5 million from December 31, 2010 to September 30, 2011 primarily due to additional borrowings to finance our purchases of Agency MBS.  Please refer to Note 8 of the “Notes to the Consolidated Financial Statements” contained within Item 1 of Part I of the Quarterly Report on Form 10-Q as well as “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Payable for Securities Pending Settlement

As of September 30, 2011, we had a payable of $74.1 million which includes $25.5 million and $24.9 million outstanding for pending purchases of Agency MBS and non-Agency MBS, respectively. This payable also includes $23.7 million outstanding for the redemption of a portion of our non-recourse collateralized financing. These amounts will be paid in the fourth quarter of 2011 using a combination of cash and repurchase agreement financing.

Shareholders’ Equity

Shareholders’ equity increased during the nine months ended September 30, 2011 primarily because of our issuance of 9.7 million shares of our common stock, which resulted in proceeds of $95.3 million, net of issuance costs.  Additional increases in shareholders’ equity resulted from net income of $25.4 million, partially offset by dividends declared on our common stock of $32.7 million.

Supplemental Investment Information

The tables below summarize the financial condition and net interest income of our investment portfolio by major category as of the dates presented:

	As of September 30, 2011
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$1,716,221	$1,542,593	$173,628	47.0%
Agency CMBS	355,889	251,341	104,548	28.3%
Non-Agency RMBS	12,921	10,048	2,873	0.8%
Non-Agency CMBS	390,784	322,850	67,934	18.4%
Securitized mortgage loans	118,700	84,965	33,735	9.1%
Other investments	1,059	—	1,059	0.3%
Derivative assets (liabilities)	—	28,838	(28,838)	(7.8)%
Cash and cash equivalents	10,156	—	10,156	2.7%
Other assets/other liabilities	27,956	23,517	4,439	1.2%
	$2,633,686	$2,264,152	$369,534	100.0%

	As of December 31, 2010
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$986,011	$869,537	$116,474	39.9%
Agency CMBS	206,568	150,178	56,390	19.3%
Non-Agency RMBS	15,408	12,126	3,282	1.1%
Non-Agency CMBS	251,948	200,328	51,620	17.7%
Securitized mortgage loans	152,962	109,119	43,843	15.0%
Other investments	1,229	—	1,229	0.4%
Derivative assets (liabilities)	692	3,532	(2,840)	(1.0)%
Cash and cash equivalents	18,836	—	18,836	6.4%
Other assets/other liabilities	15,930	12,407	3,523	1.2%
	$1,649,584	$1,357,227	$292,357	100.0%

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	September 30,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$11,804	$1,782,841	2.89%	$4,890	$505,263	3.35%
Financing	(2,798)	(1,676,537)	(0.66)%	(851)	(463,559)	(0.58)%
Net interest income/spread	$9,006		2.23%	$4,039		2.77%

Agency CMBS	$2,316	$247,298	3.74%	$717	$69,132	4.11%
Financing	(1,000)	(173,642)	(2.26)%	(38)	(52,443)	(1.54)%
Net interest income/spread	$1,316		1.48%	$679		2.57%

Agency IOs	$778	$37,475	7.01%	$—	$—	—%
Financing	(87)	(30,711)	(1.11)%	—	—	—%
Net interest income/spread	$691		5.90%	$—		—%

Total Agency MBS	$14,898	$2,067,614	3.11%	$5,607	$574,395	3.44%
Total financing	(3,885)	(1,880,890)	(0.81)%	(889)	(516,002)	(0.69)%
Total net interest income/spread: Agency MBS	$11,013		2.30%	$4,718		2.75%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

(3)
Effective yields (rates) are based on annualized income (expense) amounts. Recalculation of effective yields and rates may not be possible using data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

Our interest income from Agency MBS increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to our purchases of $1,661.7 million of Agency RMBS and $249.3 million of Agency CMBS subsequent to September 30, 2010.

Offsetting the benefit of these purchases, our interest income and effective yield on Agency MBS were negatively impacted during the three months ended September 30, 2011 by an increase in our net premium amortization, which increased $9.1 million to $9.6 million for the three months ended September 30, 2011 compared to $0.5 million for the three months ended September 30, 2010. This increase in net premium amortization is due primarily to purchases of higher-priced Agency MBS at lower effective yields, and to a lesser extent, an increase in our forecasted prepayment speeds to 28% CPR. As stated in our "Executive Overview", we believe that prepayment speeds on our Agency RMBS investments will increase in the next twelve months as a result of the lower interest rate environment and the proposed changes to the HARP program. Increasing our forecasted prepayment speed reduced our interest income from Agency MBS by increasing our net premium amortization expense for the three months ended September 30, 2011 by an additional $1.3 million.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $0.8 million to $1.2 million for the three months ended September 30, 2011 from $0.4 million for the three months ended September 30, 2010.  This is due to the $93.3 million increase in our average balance of financing due to our use of increased repurchase agreement borrowings to finance our Agency MBS purchases over the past 12 months.  The average rate on the repurchase agreements (excluding interest rate swap expense) decreased to 0.26% for the three months ended September 30, 2011 from 0.29% for the three months ended September 30, 2010.

Our financing costs for Agency MBS shown in the table above includes $2.7 million of interest expense related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $0.5 million of interest rate swap expense for the three months ended September 30, 2010.  Since September 30, 2010, we have entered into additional interest rate swap agreements designated as cash flow hedges with a combined notional amount of $807.0 million.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	September 30,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$175	$10,391	6.58%	$194	$11,042	7.04%
Financing	(24)	(7,375)	(1.27)%	(31)	(8,056)	(1.51)%
Net interest income/spread	$151		5.31%	$163		5.53%

Non-Agency CMBS	$4,045	$277,370	5.93%	$3,151	$196,362	6.59%
Financing	(1,823)	(237,290)	(3.08)%	(1,229)	(164,767)	(2.94)%
Net interest income/spread	$2,222		2.85%	$1,922		3.65%

Non-Agency IOs	$222	$12,989	8.23%	$—	$—	—%
Financing	(74)	(9,773)	(1.30)%	—	—	—%
Net interest income/spread	$148		6.93%	$—		—%

Total non-Agency MBS	$4,442	$300,750	6.05%	$3,345	$207,404	6.61%
Total financing	(1,921)	(254,438)	(2.96)%	(1,260)	(172,823)	(2.88)%
Total net interest income/spread: non-Agency MBS	$2,521		3.09%	$2,085		3.73%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

(3)
Effective yields (rates) are based on annualized income (expense) amounts. Recalculation of effective yields and rates may not be possible using data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

Our interest income from non-Agency MBS increased by $1.1 million to $4.4 million for the three months ended September 30, 2011 compared to $3.3 million for the three months ended September 30, 2010. The increase is the result of the 45.0% increase in the average balance of our non-Agency MBS from $207.4 million for the three months ended September 30, 2010 to $300.8 million for the three months ended September 30, 2011, due to purchases of $204.0 million of these investments subsequent to September 30, 2010.

The effect on interest income of the higher average balance of non-Agency MBS was offset by a decline in the average yield on our non-Agency MBS. Effective yields on our non-Agency MBS purchased subsequent to September 30, 2010 were 4.91% for the three months ended September 30, 2011 compared to the effective yield of 6.61% earned for the three months ended September 30, 2010. In addition, some of our higher yielding non-Agency CMBS have experienced significant principal payments between September 30, 2010 and September 30, 2011.

Non-Agency MBS is financed using recourse repurchase agreements and non-recourse securitization and TALF financings.  Interest expense from recourse financing collateralized by non-Agency MBS increased to $0.6 million (excluding interest rate swap expense) for the three months September 30, 2011 compared to $0.5 million for the three months ended September 30, 2010, an increase driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases.  The increased average balance is offset by a decrease in the average rate on these repurchase agreements (excluding interest rate swap expense) of 50 basis points to 1.18% for the three months ended September 30, 2011 from 1.68% for the three months ended September 30, 2010. The overall financing rate for non-Agency MBS shown in the table above increased 8 basis points from the three months ended September 30, 2010 to the three months ended September 30, 2011 because of the interest rate swap expense allocated to the repurchase agreements collateralized by non-Agency CMBS, which was $0.7 million for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010.

Interest expense from non-recourse financing collateralized by non-Agency MBS was $0.6 million for the three months ended September 30, 2011 and $0.7 million for the three months ended September 30, 2010.

Net Interest Income – Securitized Mortgage Loans

The following table provides a summary of the results of our securitized mortgage loans and related financing for the periods indicated:

	Three Months Ended
	September 30,
	2011			2010
(amounts in thousands)	Income Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Securitized mortgage loans	$1,773	$125,239	5.54%	$2,748	$170,761	6.07%
Financing	(777)	(86,222)	(3.46)%	(1,184)	(111,239)	(4.15)%
Net interest income/spread	$996		2.08%	$1,564		1.92%
Provision for loan losses	(300)			(211)
	$696			$1,353

(1)	Average balance excludes funds held by trustees except proceeds from defeased loans held by trustees.

(2)
Effective yields (rates) are based on annualized income (expense) amounts. Recalculation of effective yields and rates may not be possible using data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

The decrease in interest income on securitized mortgage loans is the result of the lower average balance of the securitized mortgage loans outstanding for the three months ended September 30, 2011 compared to the average balance for the three months ended September 30, 2010, which has declined primarily because of scheduled and unscheduled principal payments received of $36.5 million from September 30, 2010 to September 30, 2011.  These balances have decreased year over year because we are no longer adding mortgage loans to our investment portfolio.

Interest income also declined as a result of the decrease in the average yield earned on the securitized mortgage loan portfolio. The average yield on our securitized commercial mortgage loans declined by 59 basis points to 6.56% for the three months ended September 30, 2011 from 7.15% for the three months ended September 30, 2010. This decline is primarily related to an increase in the number of seriously delinquent loans on which the accrual of interest income has been stopped. The balance of seriously delinquent loans that are on non-accrual status has increased from $14.4 million as of September 30, 2010 to $15.1 million as of September 30, 2011.

The decrease in interest expense associated with securitized mortgage loans is related to a decline in the average balance of outstanding financing which declined due to the principal payments on the mortgage loan collateral noted above (as these payments received are used to pay down the principal on the related bonds).

At the end of the third quarter of 2011, we redeemed $23.7 million of our non-recourse collateralized financing. This redemption, which consisted of a portion of our securitization financing bond issued in 1998 that is collateralized by our securitized commercial mortgage loans, was financed using lower cost repurchase agreement financing (with terms which are subject to change). Although we incurred a non-cash charge of $2.0 million during the three months ended September 30, 2011 as a result of this redemption, we are anticipating an annual savings in interest and amortization costs of approximately $2.0 million based on our current forecast of market conditions principally as they relate to the availability and cost of repurchase agreement financing.

Other Revenues and Expenses

Litigation settlement and related costs. As discussed in "Highlights of the Third Quarter and Fourth Quarter Outlook" within the Executive Overview of Item 2, we incurred $8.2 million million of litigation settlement and related defense costs during the three months ended September 30, 2011, which pertains to the class action lawsuit brought by the Teamsters. In October 2011, we entered into a memorandum of understanding with the plaintiffs to settle this litigation for $7.5 million pending entering into a settlement agreement and approval by the Court. The remaining $0.7 million represents defense costs incurred during the quarter and the estimated costs of finalizing the settlement. Further details regarding the history of this litigation are provided in Note 12 of the Notes to the Unaudited Consolidated Financial Statements contained herein and in Item 1. "Legal Proceedings" of Part II of this Quarterly Report on Form 10-Q.

(Loss) gain on non-recourse collateralized financing. As mentioned previously, we redeemed $23.7 million of our non-recourse collateralized financing at the end of the third quarter of 2011. This redemption resulted in a non-cash charge of $2.0 million for the write-off the related unamortized bond discount and bond issuance costs. During the three months ended September 30, 2010, we recorded non-cash income of $0.6 million for the net write-off of bond premium and bond issuance costs related to our redemption of $56.4 million of our non-recourse collateralized financing.

Gain on sale of investments, net. During the three months ended September 30, 2011, we sold Agency MBS with a par value of $70.0 million, resulting in gains of $0.6 million. We did not generate any gains on sale of investments, net during the three months ended September 30, 2010.

Fair value adjustments, net. For the three months ended September 30, 2011, our fair value adjustments, net of $(0.7) million consist of unrealized gains of $0.7 million related to the changes in fair value of our Agency CMBS designated as trading securities and unrealized losses of ($1.4) million related to the changes in fair value of our derivative instruments designated as trading securities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 increased approximately $0.4 million compared to the three months ended September 30, 2010. This increase was primarily related to relocation expenses for our Chief Investment Officer as well as an increase in our consulting expenses related to tax and other services.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Interest Income – Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Nine Months Ended
	September 30,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$33,792	$1,548,298	2.95%	$14,184	$532,056	3.54%
Financing	(6,710)	(1,433,298)	(0.62)%	(2,504)	(491,936)	(0.68)%
Net interest income/spread	$27,082		2.33%	$11,680		2.86%

Agency CMBS	$6,822	$241,022	3.75%	$901	$29,359	4.08%
Financing	(2,887)	(171,247)	(2.23)%	(47)	(21,842)	(0.29)%
Net interest income/spread	$3,935		1.52%	$854		3.79%

Agency IOs	$1,046	$17,072	6.63%	$—	$—	—%
Financing	(110)	(12,680)	(1.15)%	—	—	—%
Net interest income/spread	$936		5.48%	$—		—%

Total Agency MBS	$41,660	$1,806,392	3.11%	$15,085	$561,415	3.57%
Total financing	(9,707)	(1,617,225)	(0.80)%	(2,551)	(513,778)	(0.66)%
Total net interest income/spread: Agency MBS	$31,953		2.31%	$12,534		2.91%

(1)	Expense amounts and financing rates include interest rate swap expenses as allocated during the period presented.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

(3)
Effective yields (rates) are based on annualized income (expense) amounts. Recalculation of effective yields and rates may not be possible using data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

As discussed for our Agency MBS portfolio for the three months ended September 30, 2011, the increase in our interest income from Agency MBS for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is the result of the increased average balance due to purchases of Agency RMBS and Agency CMBS from September 30, 2010 to September 30, 2011.

The effective interest yield earned on our Agency MBS declined 46 basis points for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Similar to the three months ended September 30, 2011, this is primarily due to our acquisition of Agency MBS at higher prices and lower effective yields since the third quarter of 2010.  Our net premium amortization, which decreases interest income and the effective yield earned on the securities owned, for Agency MBS increased $16.0 million to $19.3 million for the nine months ended September 30, 2011 compared to $3.3 million for the nine months ended September 30, 2010 due to increased amortization of premiums associated with our recently acquired, higher priced Agency RMBS.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $2.1 million to $3.2 million for the nine months ended September 30, 2011 from $1.1 million for the nine months ended September 30, 2010. This is because our average financing balance increased $1,103.4 million due to our use of increased repurchase agreement borrowings to finance our Agency MBS purchases.  The average rate on the repurchase agreements (excluding interest rate swap expense) was 0.27% for the nine months ended September 30, 2011 and 0.28% for the nine months September 30, 2010.  Our financing costs for Agency

MBS shown in the table above includes $6.5 million of interest expense for the nine months ended September 30, 2011 related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $1.5 million of interest rate swap expense for the nine months ended September 30, 2010.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Nine Months Ended
	September 30,
	2011			2010
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)		Effective Yield/Rate(3)
Non-Agency RMBS	$570	$12,622	6.04%	$441	$7,604		7.73%
Financing	(88)	(9,395)	(1.24)%	(51)	(4,182)		(1.61)%
Net interest income/spread	$482		4.80%	$390			6.12%

Non-Agency CMBS	$11,121	$250,814	5.93%	$9,145	$168,901		7.05%
Financing	(5,005)	(215,432)	(3.10)%	(2,904)	(138,930)		(2.77)%
Net interest income/spread	$6,116		2.83%	$6,241			4.28%

Non-Agency IOs	$272	$5,604	6.68%	$—	$—		—%
Financing	(84)	(4,286)	(1.31)%	—	—		—%
Net interest income/spread	$188		5.37%	$—			—%

Total non-Agency MBS	$11,963	$269,040	5.95%	$9,586	$176,505		7.08%
Total financing	(5,177)	(229,113)	(2.99)%	(2,955)	(143,112)		(2.74)%
Total net interest income/spread: non-Agency MBS	$6,786		2.96%	$6,631		0	4.34%

(1)	Expense amounts and financing rates include interest rate swap expenses as allocated during the period presented.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

(3)
Effective yields (rates) are based on annualized income (expense) amounts. Recalculation of effective yields and rates may not be possible using data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

Our interest income from non-Agency MBS increased to $12.0 million for the nine months ended September 30, 2011 from $9.6 million for the nine months ended September 30, 2010. As with the three months ended September 30, 2011, the increase in interest income from non-Agency MBS was primarily related to a 52.4% increase in the average balance of our non-Agency MBS due to purchases of $204.0 million of these investments from September 30, 2010 to September 30, 2011.

The effect on interest income of the higher average balance was offset by a 113 basis point decline in the average yield on our non-Agency MBS. This decline in average yield is due primarily to our purchases of non-Agency MBS subsequent to September 30, 2010 earning a lower effective yield of 4.45% during the nine months ended September 30, 2011 compared to the effective yield of 7.08% earned for the nine months ended September 30, 2010. In addition, some of our higher yielding non-Agency CMBS experienced significant principal payments subsequent to September 30, 2010.

Interest expense from repurchase agreements collateralized by non-Agency MBS (excluding interest rate swap expense) increased to $1.4 million for the nine months September 30, 2011 compared to $1.1 million for the nine months ended September 30,

2010.  This increase is driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency MBS purchases.  The increased average balance is offset by a decrease in the average rate on these repurchase agreements (excluding interest rate swap expense) of 44 basis points to 1.17% for the nine months ended September 30, 2011 from 1.61% for the nine months ended September 30, 2010. Interest expense from non-recourse collateralized financing for a portion of our non-Agency MBS was $1.9 million for the nine months ended September 30, 2011 and $1.6 million for the nine months ended September 30, 2010.

The overall financing rate for non-Agency MBS shown in the table above increased 25 basis points for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 because of the interest rate swap expense allocated to the repurchase agreements collateralized by non-Agency CMBS, which was $1.9 million for the nine months ended September 30, 2011 compared to an expense of $0.2 million for the nine months ended September 30, 2010.

Net Interest Income – Securitized Mortgage Loans

The following table provides a summary of the results of our securitized mortgage loans and related financing for the periods indicated:

	Nine Months Ended
	September 30,
	2011			2010
(amounts in thousands)	Income Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Securitized mortgage loans	$5,953	$138,230	5.69%	$9,726	$194,601	6.60%
Financing	(2,466)	(96,048)	(3.32)%	(5,465)	(144,241)	(5.10)%
Net interest income/spread	$3,487		2.37%	$4,261		1.50%
Provision for loan losses	(750)			(585)
	$2,737			$3,676

(1)	Average balance excludes funds held by trustees except proceeds from defeased loans held by trustees.

(2)
Effective yields (rates) are based on annualized income (expense) amounts. Recalculation of effective yields and rates may not be possible using data provided because certain income and expense items of a one-time nature are not annualized for the calculation of effective yields or rates.  An example of such a one-time item is the retrospective adjustments of discount and premium amortizations arising from adjustments of effective interest rates.

As with the three months ended September 30, 2011, the majority of the decrease in interest income on securitized mortgage loans is related to the lower average balance of the securitized mortgage loans outstanding for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, which declined primarily because of scheduled and unscheduled principal payments received of $36.5 million from September 30, 2010 to September 30, 2011.

As with the three months ended September 30, 2011, interest income also declined as a result of the decrease in the average yield earned on the securitized mortgage loan portfolio. The average yield on our securitized single-family mortgage loans decreased 20 basis points as the interest rate on the underlying ARM loans reset to lower rates. The yield on the securitized commercial mortgage loans also decreased 96 basis points primarily because of the increase in the number of seriously delinquent loans on which we have stopped accruing interest income.

The decrease in interest expense associated with securitized mortgage loans for the nine months ended September 30, 2011 is related to a decline in the average balance of outstanding financing which declined due to the principal payments on the mortgage loan collateral as noted above for the three months ended September 30, 2011.

Other Revenues and Expenses

Gain on sale of investments, net. During the nine months ended September 30, 2011, we sold Agency MBS with a par value of $100.8 million and non-Agency MBS with a par value of $3.8 million, resulting in gains of $1.3 million. Similarly, the gain on sale of investments, net of $0.8 million for the nine months ended September 30, 2010 were also for sales of Agency MBS and non-Agency MBS .

Fair value adjustments, net. For the nine months ended September 30, 2011, our fair value adjustments, net consists primarily of an unrealized gain of $1.8 million related to the changes in fair value of our Agency CMBS designated as trading securities and an unrealized loss of ($2.6) million related to the changes in fair value of our derivative instruments designated as trading securities.

For a discussion of certain expenses and charges incurred during the third quarter of 2011 that also significantly impacted our results of operations for the nine months ended September 30, 2011, please see our discussion under "Other Revenues and Expenses" for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 increased approximately $0.8 million compared to the nine months ended September 30, 2010. This increase was primarily related to salary increases, relocation expenses, and consulting expenses related to tax and other services.

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

As of October 31, 2011, we have 26 repurchase agreement counterparties. As of September 30, 2011, we had $2,053.7 million in repurchase agreement borrowings outstanding with 20 counterparties with a weighted average borrowing rate of 0.43%.  As of December 31, 2010, we had $1,234.2 million outstanding with 14 counterparties with a weighted average borrowing rate of 0.50%.

The following table presents certain quantitative information regarding our short-term borrowings (excluding interest rate swap expense) under repurchase agreements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2011	2010	2011	2010
Average balance outstanding	$2,115,970	$672,554	$1,836,198	$640,700
Weighted average borrowing rate	0.36%	0.60%	0.38%	0.54%
Maximum balance outstanding	$2,167,302	$750,190	$2,167,302	$750,190

For our repurchase agreement borrowings, we are required to post margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut". As of September 30, 2011 our weighted average haircut was 5.0% for repurchase agreements collateralized by Agency MBS and 15.6% for those collateralized by non-Agency MBS. As the collateral pledged is Agency MBS and Non-Agency MBS, the value of the collateral can fluctuate with changes in market conditions. If the fair value of the collateral falls below the initial haircut amount, the lender has the right to demand additional collateral to increase the haircut back to the initial amount. These demands are typically referred to as "margin calls". There is no minimum amount of collateral value decline required before the lender could initiate a margin call.

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

In order to manage our exposure to margin calls from fluctuations in values of our collateral pledged, we attempt to maintain cash and other liquid instruments in amounts management believes is sufficient to meet any margin call.   As of September 30, 2011, we had $189.1 million in unencumbered cash and unpledged Agency MBS.  In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by a lower targeted debt-to-equity ratio as discussed further below. Furthermore, when the Company borrows under repurchase agreements or other recourse borrowings subject to margin calls, it generally borrows less than is permitted by its counterparties under their respective master repurchase agreements.  This reduces the number and amount of potential margin calls in the event of a decline in the value of the securities pledged as collateral to the borrowings.

We believe monitoring and maintaining our debt-to-equity ratios is important to managing our liquidity.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of four to nine times our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than seven times our invested equity capital and up to ten times our equity capital invested in Agency and non-Agency MBS.  Our current target is seven to eight times our invested equity capital in Agency MBS and four to five times our invested equity capital in non-Agency MBS. We also attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which protects us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all.

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

Management monitors and evaluates on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. We identified a covenant with one counterparty that we violated as of September 30, 2011 due to the our accrual of our litigation settlement costs (as discussed in Note 12 of the Notes to the Unaudited Consolidated Financial Statements) which caused our total liabilities to exceed six times our total shareholders' equity. We and the counterparty have entered into an amendment to increase the limit to seven times our shareholders' equity which is the limit for the Company as established by our Board of Directors. No obligations were accelerated in connection with this covenant violation, and no cross-default provisions under other agreements were triggered as a result of the breach of this covenant. Currently, management does not believe we are subject to any covenants that materially restrict our financing flexibility, nor do we believe that we are in danger of breaching any of these covenants.

Over the past several years, overall conditions in the general credit markets have improved.  However, global credit markets remain fragile, particularly given the continued economic weakness and challenges in Europe. Further changes in economic conditions, heightened risk concerns, or problems with our counterparties could reduce our repurchase agreement availability.  In times of severe market stress, repurchase agreement availability could rapidly be reduced and the terms on which we can borrow could be materially altered as was experienced during the credit crisis in 2008. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  A reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of September 30, 2011:

(amounts in thousands)	Payments due by period
Contractual Obligations:(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (2)	$2,053,686	$2,053,686	$—	$—	$—
Securitization financing (2) (3)	34,315	4,699	16,649	8,572	4,395
TALF financing (2) (3)	50,486	—	50,486	—	—
Operating lease obligations	373	157	216	—	—
Total	$2,138,860	$2,058,542	$67,351	$8,572	$4,395

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Because such advance amounts are generally repaid in the same month as they are made or shortly thereafter, the contractual obligation with respect to these advances is excluded from the above table.  The outstanding servicing advances were $0.2 million as of September 30, 2011 and December 31, 2010.

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

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2011. These agreements were for a total notional amount of $1,022.0 million, had a weighted average rate of 1.58% and a weighted average term of 36 months.
Off-Balance Sheet Arrangements

As of September 30, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We make forward-looking statements in this Quarterly Report on Form 10-Q regarding:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns;

•	Our financing and hedging strategy, including our target leverage ratios;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investment portfolio;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of our tax NOL carryfoward;

•	The status of pending litigation, including our intent and ability to settle pending litigation and the proposed terms of such settlements;

•	The anticipated effect on the Company of recent account pronouncements;

•	Estimates of future interest expenses related to the Company's derivatives designated as hedging instruments;

•	Market, industry and economic trends; and

•	Interest rates.

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

•	the cost and availability of financing;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	our ability to finalize, including obtaining court and class approval, the proposed settlement of litigation filed by Teamsters Local 445 Freight Division Pension Fund;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	government initiatives to support the U.S financial system and U.S. housing and real estate markets;

•	GSE reform or other government policies and actions; and

•	an ownership shift under Section 382 of the Code that impacts the use of our tax NOL carryforward.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The table below sets forth the time frames for the prospective reset of interest rates on our investments and the associated borrowings on these investments as of September 30, 2011.  This table includes the impact of our interest rate swaps designated as hedging instruments, but excludes future changes to our portfolio and the potential impact of prepayments on our investments.

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed Rate	$853,037	32.8%	$65,102	3.0%
Adjustable Rate:
0-12 months	407,650	15.7%	1,177,597	55.1%
13-24 months	446,822	17.2%	75,000	3.5%
25-36 months	177,771	6.8%	435,000	20.4%
37-60 months	524,713	20.2%	370,000	17.3%
Over 60 months	187,969	7.3%	15,000	0.7%
Total	$2,597,962	100.0%	$2,137,699	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

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

The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency

MBS portfolio as of September 30, 2011:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	47.2%	1.0%	0.8%
>10.0% to 11.0%	43.9%	2.0%	15.0%
>11.0% to 12.5%	8.9%	5.0%-6.0%	84.2%
	100.0%		100.0%

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The table below shows the sensitivity of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, and including all derivative instruments) as they existed as of September 30, 2011 based on an instantaneous parallel shift in market interest rates as set forth in the table. The analysis presented below assumes a static investment portfolio and the impact is measured as a percentage change in projected net interest income and a percentage change in projected market value.

The "percentage change in projected net interest income" included in the table below is based on the projected net income on the investment portfolio over the next twenty-four months.  The projections are based upon a variety of assumptions including investment prepayment speeds, credit performance, and the availability of financing over the projection period.  The table below assumes a static portfolio throughout the projected period and does not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity by the Company.  Changes in our types of investments, changes in future interest rates, changes in credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings may cause actual results to differ significantly from the modeled results.  There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that would affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	September 30, 2011
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value(2)

+100	(4.9)%	(1.2)%
+50	(2.1)%	(0.5)%
0	—	—
-50	2.1%	0.5%
-100	3.5%	1.1%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

The table above is intended to demonstrate our sensitivity to interest rates based on our investments and associated financings and derivative instruments as of September 30, 2011.  The impact of changing interest rates on net interest income and market value of our investments can change significantly when interest rates change beyond the above levels or if market expectations of future interest rates begin to materially change.  In addition, other factors will impact the net interest income from and market value of our interest rate-sensitive investments and derivative instruments, such as prepayment rates, the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material.

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

The majority of the premiums on our securities are on Agency RMBS and CMBS.  We amortize the premiums on our Agency RMBS and CMBS using a retrospective level-yield method based on the actual principal payments we have received on the securities and forecasted prepayment rates.  The three and six month historical prepayment rates for our combined Agency RMBS and CMBS portfolio as it existed as of September 30, 2011 was 20.8% and 21.3%, respectively.

The loans underlying our CMBS and IO securities generally have prepayment protection provisions, such as prepayment lock-outs or yield maintenance payment requirements.  These provisions create an economic disincentive for the loans to prepay, thereby reducing the prepayments on the related securities, and compensate us in the event that there are prepayments. Therefore amortization of premiums on CMBS and IO securities is generally stable from period to period. There are no prepayment protections if the loan defaults.

The following table discloses the calculation of our amortized cost as a percentage of par value for the Agency and non-Agency portions of our investment portfolio as of September 30, 2011:

	Agency			Non-Agency
(amounts in thousands)	RMBS	CMBS	Interest Only (1)	RMBS	CMBS	Interest Only (1)
Principal/par value	$1,619,518	$270,760	$—	$14,271	$357,644	$—
Unamortized premium (discount), net	92,187	21,646	51,672	(1,044)	(12,312)	34,790
Amortized cost basis	$1,711,705	$292,406	$51,672	$13,227	$345,332	$34,790
Amortized cost as a percentage of par value	105.7%	108.0%	n/a	92.7%	96.6%	n/a

(1)	The outstanding notional balances for Agency and non-Agency interest only investments as of September 30, 2011 was $1,498.2 million and $723.0 million, respectively.

We seek to manage our prepayment risk by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS).

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  To mitigate credit risk, certain of our investments, such as Agency MBS and portions of our securitized mortgage loan portfolio, contain a guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.  The following tables present information as of September 30, 2011 and December 31, 2010 with respect to our investments and the amounts guaranteed, if applicable.

	September 30, 2011
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$2,072,110	$1,890,278	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	34,437	6,619	American International Group	BBB
Single-family	16,249	15,990	PMI/GEMICO	C
Defeased loans	903	905	Fully secured with cash
Without Guaranty of Payment
Securitized mortgage loans:
Commercial	36,082	—
Single-family	33,410	—
Non-Agency MBS	403,705	—
Other investments	1,059	—
	2,597,955	1,913,792
Allowance for loan losses	(2,381)	—
Total investments	$2,595,574	$1,913,792

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

	December 31, 2010
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$1,192,579	$1,127,887	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	46,741	6,619	American International Group	BBB
Single-family	18,465	18,169	PMI/GEMICO	Caa2/Baa3
Defeased loans	3,289	3,306	Fully secured with cash
Without Guaranty of Payment
Non-Agency MBS	267,356	—
Securitized mortgage loans:
Commercial	52,338	—
Single-family	36,599	—
Other investments	1,229	—
	1,618,596	1,155,981
Allowance for loan losses	(4,470)	—
Total investments	$1,614,126	$1,155,981

(1)	Reflects lowest rating by three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

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

For further information, including how we attempt to mitigate liquidity risk, please refer to “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q as well as the same section in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for information regarding the Company's.

For additional information regarding our use of forward-looking statements and risks that could cause actual events or results to differ materially from results expressed or implied in such forward-looking statements, see “Forward-Looking Statements” set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Part I of this Quarterly Report on Form 10-Q, and Item 1A, "Risk Factors" set forth in Part II of this Quarterly Report on Form 10-Q as well as the same section in the Quarterly Report on Form 10-Q for the period ended June 30, 2011 and also in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary ("MERIT"), and the former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, the "Defendants") are defendants in a class action brought by the Teamsters Local 445 Freight Division Pension Fund (the "Teamsters") in the United States District Court for the Southern District of New York (the "District Court"). The original complaint, which was filed on February 7, 2005, alleged violations of the federal securities laws and was purportedly filed on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12-1 and MERIT Series 13 securitization financing bonds (the "Bonds"), which are collateralized by manufactured housing loans. After a series of rulings and an eventual dismissal by the District Court, the Teamsters filed an amended complaint on August 6, 2008, essentially restating the same allegations as the original complaint and adding the Company’s former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer as defendants. The Teamsters seek unspecified damages and allege, among other things, fraud and misrepresentation in connection with the issuance of and subsequent reporting related to the Bonds. On March 7, 2011, the District Court granted the Teamsters' motion to certify the class for this action.

In September, 2011, the Defendants entered into a memorandum of understanding, reflecting an agreement in principle to settle all claims asserted in this matter. The memorandum of understanding sets forth terms of a proposed settlement whereby the Company would pay $7.5 million into an escrow account following the negotiation and execution of a definitive settlement agreement and preliminary approval by the Court. The disbursement of the escrowed payment will be subject to negotiation and execution of a definitive settlement agreement, notice to the class, and final approval by the Court, in addition to any other conditions contained in the definitive settlement agreement. The Company continues to deny that it violated any federal securities laws and has agreed in principle to this settlement solely to eliminate the expense, burden, and uncertainty of the litigation.

For further discussion of this litigation, see the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011.

Item 1A.	Risk Factors

Risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional risk factors.

The following risks have been identified as material changes to the risk factors disclosed in Part I Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

We invest in IO derivative securities issued by CMBS securitization trusts which are backed principally by multifamily mortgage loans. We could lose some or all of our investment in CMBS IO securities if the loans in the CMBS securitization trusts unexpectedly prepay.

IO securities have no principal amounts outstanding and consist only of the right to receive excess interest payments on the underlying CMBS loans included in the securitization trust. While the underlying loans are protected from voluntary prepayment (either through lock-out or yield maintenance provisions) we could lose some or all of our investment in our interest only securities if the underlying loans in the CMBS default and are liquidated, restructured or are otherwise repaid or refinanced prior to their expected repayment date. Such an event would cause our net income to decline and could also result in declines in market prices on our CMBS IO securities, reducing our book value, resulting in margin calls from repurchase agreement lenders, and adversely affecting our financial condition.

The Federal Open Market Committee of the Federal Reserve has announced actions intended to put downward pressure on longer-term interest rates, which could have a material adverse effect on our business and on returns on our investments and, in turn, have a material adverse effect our financial condition and results of operations.

On September 21, 2011, the FOMC announced its intention to sell short-term Treasury securities and purchase longer-term Treasury securities in response to weakening economic conditions in a policy operation which has become known as 'Operation Twist'. The stated intention of the FOMC in Operation Twist is to put downward pressure on longer-term interest rates and to help make broader financial conditions more accommodative. Purchases of longer-term Treasury securities may occur through June 2012. In the same announcement, the FOMC indicated that, to support conditions in the mortgage market, the FOMC would reinvest principal payments received on its existing Agency debt and Agency MBS in purchases of additional Agency MBS.

In addition to attempting to lower longer-term interest rates (and therefore flattening the yield curve) through Operation Twist, the purchase of additional Agency RMBS by the Federal Reserve may also reduce mortgage rates, further increasing the incentive of borrowers in Agency RMBS to refinance their loan. Although we cannot predict the actual impact of Operation Twist on interest rates or mortgage refinancing activity, a reduction in mortgage rates could result in our investments experiencing faster levels of prepayments than currently expected.  Increases in prepayments on our investments would cause our premium amortization to accelerate, lowering the yield on such assets and decreasing our net interest income, which could have a material adverse effect on our financial condition and results of operations.

A possible additional impact of Operation Twist is widening of credit spreads on our investments relative to Treasury rates which could have the impact of causing price declines in our investments, resulting in margin calls by our repurchase agreement lenders. We could also experience margin calls on our interest rate swaps as movements in interest rate swap rates generally follow directional movements in Treasury rates.

Since 2010 we have increased the overall amount of our leverage and have also increased the amount of repurchase agreement financing collateralized by our non-Agency MBS. These increases expose the Company to more liquidity risk given the volatility in non-Agency MBS prices relative to Agency MBS, the limited number of repurchase agreement counterparties which finance non-Agency MBS, and the reduced financial flexibility of the Company from higher leverage.

We have increased our non-Agency MBS portfolio in recent quarters and have $242.9 million in repurchase agreements outstanding collateralized by non-Agency MBS with a fair value of $286.3 million as of September 30, 2011. Historically, non-Agency MBS prices have been more volatile than Agency MBS, and fewer counterparties accept non-Agency MBS as collateral for repurchase agreement financing compared to Agency MBS. We currently finance our non-Agency MBS with six counterparties which are currently the only counterparties that will generally agree to finance our current non-Agency MBS investments. The failure of one or more of these counterparties, or volatility in the prices of non-Agency MBS from the performance of the MBS or from general market conditions, could result in margin calls and/or the forced liquidation of the non-Agency MBS which could cause us to incur losses or a decline in our book value.

In addition, our overall leverage has increased from 4.6 times shareholders' equity as of December 31, 2010 to 6.1 times shareholders' equity as of September 30, 2011. The increase in overall leverage reduces our financial flexibility for managing through times of market stress. While we believe we have adequate liquidity to withstand market stress such as was experienced in 2008, including cash and unencumbered Agency MBS of $189.1 million as of September 30, 2011 (equal to 8.9% of our total repurchase agreements outstanding plus payable for securities pending settlement), there can be no assurance that we will have adequate liquidity to withstand future periods of market stress. If our available cash, unencumbered Agency MBS, and other liquidity sources do not provide sufficient liquidity during a period of market stress, we may be subject to margin calls and/or the forced liquidation of our investments, which could have a material adverse effect on our results of operations and financial condition.

A recently initiated Securities and Exchange Commission (“SEC”) review of Section 3(c)5(C) of the Investment Company Act of 1940 (the “1940 Act”) and the regulations and regulatory interpretations promulgated thereunder that we rely on to exempt us from regulation under the 1940 Act could eventually result in regulatory changes relating thereto, which could require us to change our business and operations in order to continue to rely on an exemption from the 1940 Act or operate without the benefit of exemption from the 1940 Act.

On August 31, 2011, the SEC issued a concept release relating to the exclusion from registration as an investment company provided to mortgage companies by Section 3(c)5(c) of the 1940 Act. This release raises concerns regarding the ability of mortgage REITs to continue to rely on the exclusion in the future. In particular, this release states the SEC is concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the 1940 Act by Section 3(c)5(C). The SEC has requested in the release that the public provide the SEC with comments and information regarding the way mortgage REITs interpret and rely on the Section 3(c)5(C) exclusion. Comments are due to the SEC by November 7, 2011.

As disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, we seek to conduct our operations to avoid falling under the definition of an investment company by availing ourselves to the exclusions provided to those primarily engaged in the business of purchasing and otherwise acquiring mortgages under Section 3(c)5(c) of the 1940 Act. Although we believe that we are properly relying on Section 3(c)5(C) to exempt us from regulation under the 1940 Act, the SEC review could eventually affect our ability to rely on that exemption or could eventually require us to change our business and operations in order for us to continue to rely on that exemption. If the SEC changes or narrows this exemption, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions, which could have a material adverse effect on our financial condition and results of operations.

The outcome of the review by the SEC at this time is not determinable, and the SEC may take no action as a result of its review of the Section 3(c)5(C) exemption from the 1940 Act. It is also possible that the SEC issues interpretative guidance for mortgage REITs as to how their operations must be structured in order to avoid being considered an investment company, and compliance with any such guidance could limit our operations and our profitability. Finally, it is possible that the SEC requires mortgage REITs to be considered investment companies and to register under the 1940 Act which would severely limit our operations and profitability and likely have a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
10.2	Letter Agreement between Dynex Capital, Inc. and Byron L. Boston dated September 7, 2011 (incorporated by reference to Exhibit 10.20 to Dynex's Current Report on Form 8-K filed September 9, 2011).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 9, 2011	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2011	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)