Form 10-Q
period 2012-03-31
DYNEX CAPITAL INC
filed 2012-05-10
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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
Yes           ☐           No           ☑

On May 4, 2012, the registrant had 54,344,362 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Agency MBS (including pledged of $2,456,815 and $1,893,209, respectively)	$2,656,163	$1,965,159
Non-Agency MBS (including pledged of $427,654 and $415,195, respectively)	465,711	421,096
Securitized mortgage loans, net	100,675	113,703
Other investments, net (including pledged of $23,925 and none, respectively)	53,621	1,018
	3,276,170	2,500,976
Cash and cash equivalents	41,724	48,776
Derivative assets	89	—
Principal receivable on investments	9,408	13,826
Accrued interest receivable	15,979	12,609
Other assets, net	5,686	6,006
Total assets	$3,349,056	$2,582,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,686,198	$2,093,793
Payable for securities pending settlement	59,416	—
Non-recourse collateralized financing	32,237	70,895
Derivative liabilities	27,668	27,997
Accrued interest payable	1,697	2,165
Accrued dividends payable	15,215	11,307
Other liabilities	3,728	4,687
Total liabilities	2,826,159	2,210,844
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 54,338,367 and 40,380,276 shares issued and outstanding, respectively	543	404
Additional paid-in capital	758,652	634,683
Accumulated other comprehensive income (loss)	22,924	(3,255)
Accumulated deficit	(259,222)	(260,483)
Total shareholders' equity	522,897	371,349
Total liabilities and shareholders’ equity	$3,349,056	$2,582,193

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Agency MBS	$16,926	$11,518
Non-Agency MBS	7,537	3,691
Securitized mortgage loans	1,504	2,219
Other investments	305	33
Cash and cash equivalents	—	4
	26,272	17,465
Interest expense:
Repurchase agreements	6,644	3,428
Non-recourse collateralized financing	481	1,306
	7,125	4,734

Net interest income	19,147	12,731
Provision for loan losses	(60)	(250)
Net interest income after provision for loan losses	19,087	12,481

Gain on sale of investments, net	351	—
Fair value adjustments, net	(210)	(126)
Other income, net	369	43
General and administrative expenses:
Compensation and benefits	(1,798)	(1,132)
Other general and administrative	(1,323)	(986)
Net income	$16,476	$10,280
Weighted average common shares:
Basic	49,480	33,153
Diluted	49,481	33,157
Net income per common share:
Basic	$0.33	$0.31
Diluted	$0.33	$0.31
Dividends declared per common share	$0.28	$0.27
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$16,476	$10,280
Other comprehensive income:
Change in market value of available-for-sale investments	26,000	(6,631)
Net unrealized gain on cash flow hedging instruments	179	2,957
Other comprehensive income (loss)	26,179	(3,674)
Total comprehensive income	$42,655	$6,606

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net income	$16,476	$10,280
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(3,261)	(3,458)
(Decrease) increase in accrued interest payable	(468)	232
Provision for loan losses	60	250
Gain on sale of investments, net	(351)	—
Fair value adjustments, net	210	126
Amortization and depreciation	13,257	4,385
Stock-based compensation expense	453	95
Net change in other assets and other liabilities	(2,053)	2,042
Net cash and cash equivalents provided by operating activities	24,323	13,952
Investing activities:
Purchase of investments	(881,854)	(769,785)
Principal payments received on investments	117,231	84,366
Decrease (increase) in principal receivable on investments	4,418	(7,164)
Proceeds from sales of investments	49,569	—
Principal payments received on securitized mortgage loans	13,745	9,065
Other investing activities	(534)	(6)
Net cash and cash equivalents used in investing activities	(697,425)	(683,524)
Financing activities:
Borrowings under repurchase agreements, net	592,405	614,700
Principal payments on non-recourse collateralized financing	(38,781)	(1,138)
Proceeds from issuance of common stock	123,733	95,206
Dividends paid	(11,307)	(8,192)
Net cash and cash equivalents provided by financing activities	666,050	700,576

Net (decrease) increase in cash and cash equivalents	(7,052)	31,004
Cash and cash equivalents at beginning of period	48,776	18,836
Cash and cash equivalents at end of period	$41,724	$49,840
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$7,488	$4,305

See notes to unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2012.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  The Company follows the equity method of accounting for investments with greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. As of March 31, 2012 and December 31, 2011, the Company did not have any investments in which it owned less than a 50% interest.

In accordance with ASC Topic 810-10, the Company also consolidates certain trusts through which it has securitized mortgage loans. Additional information regarding the accounting policy for securitized mortgage loans is provided below under "Investments".

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

Agency MBS. The Company accounts for its Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of March 31, 2012, the majority of the Company's Agency MBS are designated as available-for-sale with the remainder designated as trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

All of the Company’s Agency MBS are recorded at their fair value on the consolidated balance sheet. In accordance with ASC Topic 820, the Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service and broker quotes. The Company's application of ASC Topic 820 guidance is discussed further in Note 10.  Changes in the fair value of Agency MBS designated as trading are recognized in net income within “fair value adjustments, net”.   Gains (losses) realized upon the sale, impairment, or other disposal of a trading security are also recognized within “fair value adjustments, net”.  Alternatively, changes in the fair value of Agency MBS designated as available-for-sale are reported in other comprehensive income as unrealized gains (losses) until the security is collected, disposed of, or determined to be other than temporarily impaired.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

Non-Agency MBS.  Like Agency MBS, the Company accounts for its non-Agency MBS in accordance with ASC Topic 320.  As of March 31, 2012, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.   Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired. Like Agency MBS, the Company generally intends to hold its investments in non-Agency MBS until maturity, but it may, from time to time sell any of these securities as part of the overall management of its business.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

In accordance with ASC Topic 820, the Company determines the fair value for certain of its non-Agency MBS based upon prices obtained from a third-party pricing service and broker quotes.  The remainder of the non-Agency MBS are valued by discounting the estimated future cash flows derived from pricing models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information.

Other-than-Temporary Impairment. The Company evaluates all debt securities in its investment portfolio for other-than-temporary impairments by applying the guidance prescribed in ASC Topic 320-10. If the Company has decided to sell a debt security with a fair value less than its amortized cost as of the balance sheet date of a reporting period, the debt security is considered to be other-than-temporarily impaired, and the Company will recognize an other-than-temporary impairment in the related period's income statement equal to the entire difference between the amortized cost basis and the fair value of the debt security as of the balance sheet date. If the Company does not intend to sell the debt security, the Company assesses whether it is more likely than not will be able to recover its entire amortized cost basis before it is sold. If the Company determines that it will not be able to recover the entire amortized cost basis of the debt security before it is sold, the Company recognizes in the related period's income statement the difference between the present value of cash flows expected to be collected and the amortized cost basis of the debt security as an other-than-temporary impairment related to credit loss, and the difference between the amortized cost basis and the fair value of the debt security as of the balance sheet date is recognized in other comprehensive income.

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

Other Investments.  Other investments include unsecuritized single-family and commercial mortgage loans which are carried at amortized cost in accordance with ASC Topic 310-10. An allowance has been established for currently existing and probable losses on these loans as further discussed below. Other investments as of March 31, 2012 include $55,000 in senior unsecured debt of Freddie Mac. These notes pay principal monthly based on the principal payment performance of a referenced Freddie Mac RMBS security and pay interest monthly in arrears based on a fixed interest rate. Similar to MBS, this investment is designated as available-for-sale and is carried at fair value on the Company's consolidated balance sheet with changes in fair value recorded in other comprehensive income. This investment was sold in the second quarter of 2012.

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

The Company has elected to use the portfolio exception in ASC 820-10-35-18D with respect to measuring counterparty credit risk for derivative instruments. The Company manages credit risk for its derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with its risk management strategy for such transactions. The Company manages credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in its ISDA master netting arrangements and, if applicable, any associated Credit Support Annex (CSA) documentation, with each individual counterparty. Since the effective date of ASC 820, management has monitored and measured credit risk and calculated credit valuation adjustments (CVAs) for its derivative transactions on the basis of its relationships at the counterparty portfolio level. Management receives reports from an independent third-party valuation specialist on a monthly basis providing the CVAs at the counterparty portfolio level for purposes of reviewing and managing its credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and the Company's accounting policy elections.

Interest Income, Premium Amortization, and Discount Accretion

Interest income is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or "IO", securities) on the Company's investment securities and their contractual terms. Premiums and discounts on Agency and non-Agency MBS and on loans are recognized over the expected life of the investment using the effective yield method in accordance with ASC Topic 310-20. Adjustments to premium amortization are made for actual prepayment activity as well as changes in projected future cash flows. Interest income on non-Agency MBS that are rated lower than “AA” are recognized over the expected life as adjusted for the estimated prepayments and credit losses of the securities in accordance with ASC Topic 310-30.  Actual prepayment and credit loss experience is reviewed and effective yields are adjusted when projected prepayments and credit losses differ from the amounts actually received as well as for changes in anticipated future prepayments.

The Company's projections of future cash flows are based on input and analysis received from external sources and internal models, and includes assumptions about the amount and timing of credit losses, loan prepayment rates, fluctuations in interest rates, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to materially impact the Company's financial condition or results of operations which are not effective as of the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method. The following table presents the calculation of the numerator and denominator for both basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2012		2011
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$16,476	49,480,426	$10,280	33,152,682
Effect of dilutive stock options	—	469	—	4,773
Diluted	$16,476	49,480,895	$10,280	33,157,455
Net income per common share:
Basic		$0.33		$0.31
Diluted (1)		$0.33		$0.31

(1)
For the three months ended March 31, 2012, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	RMBS	CMBS	CMBS IO	Total
Principal/par value	$1,964,359	$283,574	$—	$2,247,933
Unamortized premium	109,472	22,546	251,479	383,497
Unamortized discount	(15)	—	—	(15)
Amortized cost	2,073,816	306,120	251,479	2,631,415
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	14,692	11,952	4,959	31,603
Gross unrealized losses	(7,082)	(16)	(1,504)	(8,602)
Trading (recognized in income statement):
Gross unrealized gains	—	1,747	—	1,747
Total Agency MBS fair value:	$2,081,426	$319,803	$254,934	$2,656,163
Weighted average coupon	4.10%	5.19%	n/a	5.12%

	December 31, 2011
	RMBS	CMBS	CMBS IO	Total
Principal/par value	$1,488,397	$266,952	$—	$1,755,349
Unamortized premium	85,488	21,627	86,358	193,473
Unamortized discount	(17)	—	—	(17)
Amortized cost	1,573,868	288,579	86,358	1,948,805
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	10,787	11,746	350	22,883
Gross unrealized losses	(7,405)	—	(1,043)	(8,448)
Trading (recognized in income statement):
Gross unrealized gains	—	1,919	—	1,919
Total Agency MBS fair value:	$1,577,250	$302,244	$85,665	$1,965,159
Weighted average coupon	4.54%	5.20%	n/a	4.64%

The Company purchased $608,250 of Agency RMBS and $19,502 of Agency CMBS, consisting principally of CMBS IOs, since December 31, 2011. Agency CMBS IOs are secured by excess interest payments on pools of multifamily housing mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. The IO securities have prepayment protection in the form of lock-outs and/or yield maintenance associated with the underlying loans. The combined notional balance for the Agency CMBS IO securities is $3,924,736 and $1,813,096 as of March 31, 2012, and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, the amortized cost of Agency CMBS designated as trading was $27,976 and $28,119, respectively. The Company recognized a net unrealized (loss) gain for the three months ended March 31, 2012 and March 31, 2011 of $(136) and $119, respectively, related to changes in fair value, which is included within “fair value adjustments, net” in its consolidated statements of income. The Company also has derivatives designated as trading instruments, and the changes in their fair value are also included within "fair value adjustments, net". Please refer to Note 7 for additional information on these derivatives designated as trading instruments.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	RMBS	CMBS	CMBS IO	Total
Principal/par value	$15,401	$375,733	$—	$391,134
Unamortized premium	—	3,208	65,779	68,987
Unamortized discount	(897)	(18,358)	—	(19,255)
Amortized cost	14,504	360,583	65,779	440,866
Gross unrealized gains	464	22,948	2,811	26,223
Gross unrealized losses	(772)	(569)	(37)	(1,378)
Fair value	$14,196	$382,962	$68,553	$465,711
Weighted average coupon	4.56%	5.74%	n/a	5.69%

	December 31, 2011
	RMBS	CMBS	CMBS IO	Total
Principal/par value	$17,119	$359,853	$—	$376,972
Unamortized premium	—	3,646	51,239	54,885
Unamortized discount	(1,003)	(17,511)	—	(18,514)
Amortized cost	16,116	345,988	51,239	413,343
Gross unrealized gains	507	11,806	893	13,206
Gross unrealized losses	(1,353)	(3,724)	(376)	(5,453)
Fair value	$15,270	$354,070	$51,756	$421,096
Weighted average coupon	4.41%	5.91%	n/a	5.85%

All of the Company’s non-Agency MBS are designated as available-for-sale and are comprised primarily of investment-grade rated securities.  The Company purchased $22,061 of non-Agency CMBS since December 31, 2011, and $16,000 of that amount represents premiums paid for non-Agency CMBS IO securities. The combined notional balance for the non-Agency CMBS IO securities is $1,014,438 and $906,202 as of March 31, 2012, and December 31, 2011, respectively.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The Company's securitized mortgage loans are pledged as collateral for its associated securitization financing bonds, which are discussed further in Note 9. Please also refer to Note 6 for disclosures related to impaired securitized mortgage loans and the related allowance for loans losses. The following table summarizes the components of securitized mortgage loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value (1)	$55,988	$45,727	$101,715	$68,029	$47,657	$115,686
Unamortized premium, net	—	694	694	—	770	770
Unamortized discount, net	(162)	—	(162)	(254)	—	(254)
Amortized cost	55,826	46,421	102,247	67,775	48,427	116,202
Allowance for loan losses	(1,341)	(231)	(1,572)	(2,268)	(231)	(2,499)
	$54,485	$46,190	$100,675	$65,507	$48,196	$113,703

(1)	Includes funds held by trustees.

The balance of the Company's securitized commercial mortgage loans has decreased since December 31, 2011 primarily due to principal payments, including amounts received on defeased loans, of $11,815.  The Company's securitized commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 77% of these securitized commercial mortgage loans are secured by multifamily properties. As of March 31, 2012 and December 31, 2011, the loan-to-value ratio based on original appraisal was 42% and 42%, respectively. The unpaid principal balance of the securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) and therefore on nonaccrual status is $12,007 as of March 31, 2012 compared to $14,997 as of December 31, 2011.

The balance of the Company's securitized single-family mortgage loans have decreased since December 31, 2011 due to principal payments on the loans of $1,930. These single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.   As of March 31, 2012 and December 31, 2011, the current loan-to-value ratio based on original appraisal was approximately 44.8% and 46%, respectively. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of March 31, 2012 is $3,153 compared to $3,366 as of December 31, 2011. The Company continues accruing interest on any seriously delinquent securitized single-family mortgage loan so long as the primary servicer continues to advance the interest and/or principal due on the loan.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

As discussed in Note 1, the Company estimates for currently existing and probable losses for its mortgage loans that are considered impaired. A loan can be considered impaired even if it is not delinquent. The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	Three Months Ended
	March 31,
	2012		2011
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	2,268	231	4,200	270
Provision for loan losses	60	—	250	—
Credit losses, net of recoveries	(987)	—	(213)	(21)
Allowance at end of period	$1,341	$231	$4,237	$249

The following table presents certain information on impaired securitized commercial and single-family mortgage loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Commercial	Single-family	Commercial	Single-family
Unpaid principal balance of impaired securitized loans	$1,814	$3,029	$4,724	$3,000
Basis adjustments related to impaired securitized loans	—	59	8	48
Amortized cost basis of impaired securitized loans	1,814	3,088	4,732	3,048
Allowance for loan losses	(1,341)	(231)	(2,268)	(231)
Investment in excess of allowance	$473	$2,857	$2,464	$2,817

The Company recognized $25 and $40 of interest income on impaired securitized commercial mortgage loans and single-family mortgage loans, respectively, for the three months ended March 31, 2012 compared to $86 and $42, respectively, of interest income for the three months ended March 31, 2011.

NOTE 7 – DERIVATIVES

Please see Note 1 for additional information related to the Company’s accounting policies for derivative instruments.

As of March 31, 2012 and December 31, 2011, the Company’s derivative financial instruments are comprised entirely of interest rate swaps, and are designated as either hedging instruments or trading instruments.  The tables below summarize information about the Company’s derivative financial instruments on the balance sheet as of the dates indicated:

		March 31, 2012			December 31, 2011
Accounting Designation:	Balance Sheet Location:	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments	Derivative assets	$89	$25,000	1.57%	$—	$—	—%

Hedging instruments		$(25,485)	$1,065,000	1.62%	$(25,512)	$1,065,000	1.55%
Trading instruments		(2,183)	27,000	2.88%	(2,485)	27,000	2.88%
	Derivative liabilities	$(27,668)			$(27,997)

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of March 31, 2012:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$—	$75,000	$75,000	2	1.30%
13-36 months	—	565,000	565,000	10	1.44%
37-60 months	27,000	260,000	287,000	11	2.04%
Over 60 months	—	190,000	190,000	5	1.81%
	$27,000	$1,090,000	$1,117,000	28	1.65%

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

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the periods indicated:

Type of Derivative Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of Loss Recognized in Net Income (Ineffective Portion)	Amount of Loss Recognized in Net Income (Ineffective Portion)
For the three months ended March 31, 2012:
Interest rate swaps	$(3,087)	Interest expense	$3,266	Other income, net	$(62)
For the three months ended March 31, 2011:
Interest rate swaps	$1,088	Interest expense	$1,869	Other income, net	$(1)

The table below presents a rollforward of the activity in the Company’s AOCI related to its derivatives designated as hedging instruments for the periods presented:

	2012	2011
Balance as of January 1,	$(25,444)	$(2,820)
Change in fair value of interest rate swaps	(3,087)	1,088
Reclassification adjustment for amounts included in statement of income	3,266	1,869
Balance as of March 31,	$(25,265)	$137

The Company estimates that $12,625 of the existing losses that are reported in AOCI as of March 31, 2012 is expected to be reclassified into earnings as an increase to interest expense within the next 12 months.

The Company’s objective for designating certain interest rate swaps as trading instruments is to offset the changes in market value for a portion of its Agency CMBS investments that are also designated as trading. The table below presents the effect of the derivatives designated as trading instruments on the Company’s consolidated statements of income for the periods indicated.

Type of Derivative Designated as Trading	Location On Income Statement	Amount of Loss Recognized in Net Income
		For the Three Months Ended
		March 31, 2012	March 31, 2011
Interest rate swaps	Fair value adjustments, net	$74	$333

These interest rate swap agreements contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default of its derivative obligations. Additionally, the agreements outstanding with its derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of March 31, 2012, the Company had derivatives in a net liability position with its derivative counterparties totaling $28,173, inclusive of accrued interest but excluding any adjustment for nonperformance risk, for which it had pledged Agency MBS with a fair value of $30,976 and cash of $38 as collateral.  If the Company had breached any of these agreements as of March 31, 2012, it could have been required to settle those derivatives at their estimated termination value of $28,173.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  As of March 31, 2012, the Company had repurchase agreement borrowings outstanding with a weighted average rate of 0.59% with 20 of its 26 available repurchase agreement counterparties compared to a weighted average borrowing rate of 0.61% with 20 counterparties as of December 31, 2011. The equity at risk with each counterparty did not exceed 10% of shareholders' equity as of March 31, 2012.

The following tables present the components of the Company’s repurchase agreements as of March 31, 2012 and December 31, 2011 by the type of securities collateralizing the repurchase agreement:

	March 31, 2012
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,820,249	0.35%	$1,893,751
Agency CMBS	436,889	0.74%	527,338
Non-Agency RMBS	10,761	1.84%	12,603
Non-Agency CMBS	346,698	1.48%	379,914
FHLMC unsecured note (1)	22,855	0.34%	23,925
Securitization financing bonds (see Note 9)	48,746	1.68%	57,545
	$2,686,198	0.59%	$2,895,076
(1)    See "Other Investments" in Note 1.

	December 31, 2011
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,447,508	0.38%	$1,521,107
Agency CMBS	290,362	0.59%	329,612
Non-Agency RMBS	12,195	1.85%	13,597
Non-Agency CMBS	283,266	1.54%	336,124
Securitization financing bonds (see Note 9)	60,462	1.65%	67,872
	$2,093,793	0.61%	$2,268,312

The combined weighted average term to original maturity for the Company’s repurchase agreements was 48 days as of March 31, 2012 and 57 days as of December 31, 2011.  The following table provides a summary of the original maturity as of March 31, 2012 and December 31, 2011:

Original Maturity	March 31, 2012	December 31, 2011
30 days or less	$367,580	$180,387
31 to 60 days	1,672,180	880,491
61 to 90 days	373,636	496,509
Greater than 90 days	272,802	536,406
	$2,686,198	$2,093,793

Some of our repurchase agreement counterparties, as set forth in the master repurchase agreement with the counterparty, require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining our REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of March 31, 2012.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

The following table summarizes information about the Company’s non-recourse collateralized financing for the periods indicated:

	March 31, 2012
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by non-Agency CMBS	6.2% fixed	1.7	$15,000	$16,242
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.2	17,819	18,758
Unamortized net bond premium and deferred costs			(582)	n/a
			$32,237	$35,000

	December 31, 2011
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by non-Agency CMBS	6.2% fixed	2.1	$15,000	$16,388
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.2	18,928	19,843
TALF financing:(1)
Secured by non-Agency CMBS	2.7% fixed	1.2	37,672	49,087
Unamortized net bond premium and deferred costs			(705)	n/a
			$70,895	$85,318

(1)
Financing provided by the Federal Reserve Bank of New York under its Term Asset-Backed Securities Loan Facility (“TALF”). The balance as of December 31, 2011 was paid off during the first quarter of 2012.

The Company has redeemed securitization financing bonds that it has issued in the past, and in certain instances, the Company has kept the bond outstanding and used it as collateral for additional repurchase agreement borrowings (as shown in Note 8). These additional borrowings may have been used to either finance the bond redemption or to purchase additional investments.  Although these bonds are legally outstanding, the balances are eliminated in consolidation because the issuing trust is included in the Company’s consolidated financial statements. The following table summarizes information regarding all of the Company’s redeemed bonds that have an outstanding balance as of March 31, 2012:

Collateral Type	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Single-family mortgage loans	$20,657	$18,639	$16,632
Commercial mortgage loans	38,651	38,906	32,114
	$59,308	$57,545	$48,746

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing as asset or liability and also requires an entity to consider all aspects of nonperformance risk, including the entity's own credit standing, when measuring fair value of a liability. ASC Topic 820 established a valuation hierarchy of three levels as follows:

•	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.

•
Level 2 – Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs are either directly observable or indirectly observable through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  The Company’s fair valued assets and liabilities that are generally included in this category are Agency MBS, certain non-Agency MBS, and derivatives.

•
Level 3 – Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best estimate of how market participants would price the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  The Company’s fair valued assets and liabilities that are generally included in this category are certain non-Agency MBS.

The following table presents the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$2,656,163	$—	$2,656,163	$—
Non-Agency MBS:
CMBS (including CMBS IO)	451,515	—	335,685	115,830
RMBS	14,196	—	5,569	8,627
Derivative assets	89	—	89	—
Other investments	25	—	—	25
Total assets carried at fair value	$3,121,988	$—	$2,997,506	$124,482
Liabilities:
Derivative liabilities	$27,668	$—	$27,668	$—
Total liabilities carried at fair value	$27,668	$—	$27,668	$—

The Company’s Agency MBS, as well a portion of its non-Agency CMBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency CMBS and non-Agency RMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from pricing models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information.  Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. A change in the assumption used for the probability of default may be accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's non-Agency RMBS and CMBS:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	19 CPY	2.4%	33.5%	4.6%
Non-Agency RMBS	5 CPR	0.5%	9.8%	5.8%

(1)	Data presented are weighted averages.

The following tables present the activity of the instruments fair valued at Level 3 for the three months ended March 31, 2012:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of December 31, 2011	$123,703	$10,296	$25	$134,024
Total unrealized losses:
Included in other comprehensive income	(537)	30	—	(507)
Principal payments	(7,211)	(1,707)	—	(8,918)
Amortization	(125)	8	—	(117)
Balance as of March 31, 2012	$115,830	$8,627	$25	$124,482

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$2,656,163	$2,656,163	$1,965,159	$1,965,159
Non-Agency CMBS	451,515	451,515	405,826	405,826
Non-Agency RMBS	14,196	14,196	15,270	15,270
Securitized mortgage loans, net	100,675	90,439	113,703	101,116
Other investments	53,621	53,560	1,018	892
Derivative assets	89	89	—	—
Liabilities:
Repurchase agreements	$2,686,198	$2,686,198	$2,093,793	$2,093,793
Non-recourse collateralized financing	32,237	31,107	70,895	69,752
Derivative liabilities	27,668	27,668	27,997	27,997

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of March 31, 2012 or December 31, 2011.

The Company held investments in 318 Agency MBS and 52 non-Agency MBS as of March 31, 2012 compared to 266

Agency MBS and 44 non-Agency MBS as of December 31, 2011. The following table presents certain information for those Agency MBS and non-Agency MBS that were in an unrealized loss position as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
($ in thousands)	Fair Value	Unrealized Loss	# of Securities	Fair Value	Unrealized Loss	# of Securities
Unrealized loss position for:
Less than one year:
Agency MBS	$689,284	$(4,961)	60	$680,101	$(6,765)	54
Non-Agency MBS	24,438	(1,029)	18	153,974	(5,075)	6
One year or more:
Agency MBS	284,738	(3,642)	15	160,544	(1,684)	27
Non-Agency MBS	2,957	(350)	7	2,993	(379)	7
	$1,001,417	$(9,982)	100	$997,612	$(13,903)	94

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company has assessed its ability to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of March 31, 2012 are temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position as of March 31, 2012 and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of March 31, 2012.

NOTE 11 – SHAREHOLDERS' EQUITY

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	40,382,530	30,342,897
Common stock issued under ATM program	402,494	409,237
Common stock issued under DRIP	3,932	—
Common stock issued via public offering	13,332,748	9,200,000
Common stock issued under 2009 Stock and Incentive Plan	216,663	356,025
Balance at end of period	54,338,367	40,308,159

The Company has a continuous equity placement program (also known as an "at the market" program, or "ATM") whereby the Company may offer and sell through its sales agent, JMP Securities LLC, up to 8,000,000 shares of its common stock.  During the three months ended March 31, 2012, the Company received proceeds of $3,721, net of $56.7 in broker sales commission, for

402,494 shares of common stock sold under this program at an average price of $9.39.

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") which allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. The Company declared a first quarter common stock dividend of $0.28 per share payable on April 30, 2012 to shareholders of record as of April 5, 2012; however there is no Dividend Reinvestment Discount for first quarter dividends reinvested through the DRIP.

During the three months ended March 31, 2012, the Company closed a secondary offering of 13,332,748 shares of its common stock which includes 832,487 shares issued pursuant to an option to purchase additional shares that was exercised by the underwriters, at a public offering price of $9.12 per share for total net proceeds of approximately $119,992 after deduction of underwriters' compensation and estimated expenses.

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 1,825,276 shares remain available for issuance as of March 31, 2012.

The following table presents a rollforward of the restricted stock activity for the periods presented:

	Three Months Ended
	March 31,
	2012	2011
Restricted stock at beginning of period	365,506	25,000
Restricted stock granted	200,821	303,000
Restricted stock vested	(109,293)	(7,500)
Restricted stock outstanding at end of period	457,034	320,500

 As of March 31, 2012, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $4,154.

As of March 31, 2012, the Company has 59,375 SARs outstanding, all of which are vested and exercisable at a weighted average price of $6.87 .  The weighted average remaining contractual term on these outstanding SARs as of March 31, 2012 is 16 months, and 25,000 of the outstanding SARs are set to expire if they are not exercised on or before December 31, 2012.   No SARs were granted, forfeited, or exercised during the three months ended March 31, 2012 or March 31, 2011. As of March 31, 2012 and December 31, 2011, the fair value of the Company’s outstanding SARs of $159 and $77, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.

Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2012 and March 31, 2011 was $453 and $95, respectively.

Additional Paid-In Capital

     The following table presents a rollforward of the Company's changes in additional paid-in capital for the three months ended March 31, 2012:

Additional Paid-In Capital
Balance as of January 1, 2012	$634,683
Common stock issuances:
DRIP issuances	37
ATM issuances	3,674
Secondary offering	119,859
Incentive plans	147
Amortization of restricted stock	371
Capitalized expenses	(119)
Balance as of March 31, 2012	$758,652

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of March 31, 2012 and December 31, 2011 is comprised of the following items:

	March 31, 2012	December 31, 2011
Available for sale investments:
Unrealized gains	$58,170	$36,091
Unrealized losses	(9,981)	(13,902)
	48,189	22,189
Hedging instruments:
Unrealized gains	89	—
Unrealized losses	(25,354)	(25,444)
	(25,265)	(25,444)
Accumulated other comprehensive (loss) income	$22,924	$(3,255)

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax receivables for properties located in the County.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax receivables.   The Court granted class action status in this matter in August 2007.  In February 2011, as a result of motions filed by GLS, the Court refined the class to include only owners of real estate in the County of Allegheny who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  As a result, the Court dismissed certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables was reasonable.  Such attorneys' fees and related expenses were assessed by GLS in its collection efforts pursuant to prevailing County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiff, the Court dismissed the remaining claims against GLS. The claims made by plaintiff that can be appealed include the legality of charging and recovering attorney fees and lien revival and filing costs from the class members. Plaintiffs have 30-days to file an appeal. Plaintiffs have not enumerated their damages in this matter.

Dynex Capital, Inc. and Dynex Commercial, Inc., a former affiliate of the Company and now known as DCI Commercial, Inc. ("DCI"), are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in the Fifth Court of Appeals in Dallas.  The matter was initially filled in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The appeal seeks to overturn a judgment rendered by the trial court in the favor of the Company and DCI. Specifically, Plaintiffs are seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $250. They also seek reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment. Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2,100. Alternatively, Plaintiffs seek a new trial. Even if Plaintiffs were to be successful on appeal, management does not believe the Company would be obligated for any amounts awarded against DCI.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary of Dynex ("MERIT"), and the former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, the "Defendants") are defendants in a class action brought by the Teamsters Local 445 Freight Division Pension Fund (the "Teamsters") in the United States District Court for the Southern District of New York (the "District Court").  The original complaint alleging violations of the federal securities laws was filed on February 7, 2005, and was purportedly brought on behalf of a class of purchasers between February 2000 and May 2004 of MERIT Series 12-1 and MERIT Series 13 securitization financing bonds (the "Bonds"), which are collateralized by manufactured housing loans.  After a series of court rulings, the case proceeded to discovery on the basis of a second amended complaint filed August 6, 2008. The amended complaint sought unspecified damages and alleged, among other things, fraud and misrepresentation in connection with the issuance of and subsequent reporting related to the Bonds.  On March 7, 2011, the District Court granted the Teamsters' motion to certify a class of purchasers of the Bonds from February 2000 through May 2004. In December 2011, the Defendants entered into a definitive settlement agreement with the Teamsters to settle all claims asserted in the action, as well as any claims that could have been asserted in the action, for $7,500. The Company funded an escrow account for this agreed amount for the benefit of the class in December 2011. During the first quarter of 2012, the District Court approved the settlement and the escrow account will be released to members of the class proportionate to their claims.

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

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited Annual Report on Form 10-K for the year ended December 31, 2011.  References herein to “Dynex,” the “company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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

The Company’s Agency and non-Agency CMBS are typically comprised of fixed-rate securities collateralized by first mortgage loans on multifamily properties that are usually either locked out of prepayment options or have yield maintenance provisions which provide the Company protection against prepayment of the investment. A portion of the Company's Agency and non-Agency CMBS also include interest only securities ("IOs") which represent the right to receive excess interest payments (but not principal cash flows) based on the underlying unpaid principal balance of the underlying pool of mortgage loans.

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  Our investment strategy as approved by our Board of Directors is a diversified investment strategy that targets higher credit quality, shorter duration investments in Agency MBS and non-Agency MBS.  Investments considered to be of higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less exposure to changes in interest rates. We currently target an overall investment portfolio composition of 60%-80% in Agency MBS with the balance in non-Agency MBS and securitized mortgage loans. Our securitized mortgage loans are single-family and commercial mortgage loans which were originated or purchased by us during the 1990s. We are not actively originating, purchasing, or securitizing mortgage loans.

In executing our investment strategy, we seek to balance the various risks of owning mortgage assets, such as interest rate, credit, prepayment, and liquidity risk with the earnings opportunity on the investment.  We believe our strategy of investing in Agency and non-Agency mortgage assets provides superior diversification of these risks across our investment portfolio and therefore provides ample opportunities to generate attractive risk-adjusted returns while preserving our shareholders’ capital. We also believe that our shorter duration strategy will provide less volatility in our results and in our book value per common share than strategies which invest in longer duration assets with that may be more exposed to interest rate risk.

For further discussion of the Company, its operating policies and restrictions, its investment philosophy and strategy, and its financing and hedging strategy, see the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio will depend on many factors, many of which are beyond our control, including interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. government, including the U.S. Federal Reserve and the United States Department of the Treasury (the "Treasury"). In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing.  Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses or at amounts below their true fair value.

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

The interest rates on our assets will generally reset less frequently than the interest rates on our liabilities, particularly our repurchase agreement financing.  As such, during periods of rising interest rates, we may experience a reduction in our net interest income, notwithstanding our efforts to manage interest rate risk.  This reduction in net interest income will be larger when short-term interest rates are rising rapidly.  With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will also tend to decrease the market value of our assets. We seek to minimize the decrease in net interest income and the market value of our assets by using interest rate swaps or other hedging instruments such as interest rate swaptions or interest rate caps.

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

Trends and Recent Market Impacts

The following marketplace conditions and prospective trends have impacted and may continue to impact our future results of operations and our financial condition. For additional information about risks that may be posed by these trends, please refer to "Risk Factors" contained within Item 3 of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 as well as "Quantitative and Qualitative Disclosures about Market Risk" contained within Item 3 of this Quarterly report on Form 10-Q.

Credit Markets and Liquidity Risk

Our business model requires that we have access to leverage, principally the repurchase agreement market.  Repurchase agreement financing is uncommitted financing and as such, there can be no guarantee that we will always have access to this financing.  During periods of sustained volatility in the credit markets, such as was experienced in 2008, or other disruptions to the credit and financing markets, access to repurchase agreement financing may be limited as liquidity providers reduce their exposure to the short term funding credit markets.  In an attempt to manage this risk, we seek to diversify our exposure to repurchase agreement counterparties and seek to extend the maturity dates of our repurchase agreements where practicable.  We believe the diversification of counterparties reduces, but does not eliminate, our liquidity risk resulting from the exit or failure of one or more of our repurchase agreement counterparties.  For additional information regarding liquidity risk, please refer to “Quantitative and Qualitative Disclosures about Market Risk” within Part I, Item 3 of this Quarterly Report on Form 10-Q, as well Item 1A “Risk Factors” contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Short-term Interest Rates

In response to the volatility and lack of liquidity in the credit markets in 2008, the Federal Open Market Committee of the Federal Reserve ("FOMC") lowered the Federal Funds Target Rate (the rate at which U.S. banks may borrow from each other) from 4.25% at the beginning of 2008 to its current targeted rate of 0.25%.  While the credit markets are functioning more normally and liquidity has generally returned, economic activity in the U.S. has remained muted, as measured by gross domestic product, low rates of capacity utilization and high rates of unemployment.  As a result, the FOMC has pledged to keep the Federal Funds Target Rate at the historically low target range of 0% to 0.25% until late 2014 given the above concerns and the subdued outlook for inflation over the medium term. As economic activity improves, the Federal Reserve may decide to increase the Federal Funds Target Rate.  Such an increase would likely increase our funding costs because our repurchase agreement financing is based on LIBOR, which typically closely tracks the Federal Funds Target Rate.

Yield Curve and Credit Spreads

As of March 31, 2012, the spread between the two-year Treasury security and the ten-year Treasury security was 1.88% versus 1.64% as of December 31, 2011 and 2.65% as of March 31, 2011. During the first quarter of 2012, the yields on the ten-year Treasury increased 0.33% while the yield on the two-year Treasury increased by .09%, resulting in a steepening of the yield curve. Management believes the tightening of these spreads resulted from generally better economic data in the U.S. and from an improving outlook with respect to the Eurozone's economic and fiscal challenges. Management also believes that the increase in the value of our CMBS investments was due primarily to the tightening of the credit spreads (in excess of the increase in Treasury yields). While our borrowing costs are based on short-term market rates such as LIBOR and the Federal Funds Target Rate, our asset yields more closely correlate with longer-term Treasury rates and longer-term swap rates.  As discussed previously, we hedge our exposure to changes in interest rates on our repurchase agreements principally by entering into pay-fixed interest rate swaps. A steepening of the yield curve will generally result in a reduction in value of our MBS and an increase in value of our interest rate swaps, although not a one-to-one correlation. During the first quarter of 2012, our interest rate swaps were generally unchanged in value and our MBS investments, particularly our CMBS investments, increased in value by approximately $26 million.

Prepayments and Agency MBS

We have continued to experience favorable prepayment activity on our Agency RMBS due in large part to the inability of borrowers to refinance their mortgages.  Our average constant prepayment rate, or CPR, for our Agency RMBS during the first quarter of 2012 was 21.4% versus 25.4% for the fourth quarter of 2011, 23.9% for the third quarter of 2011, 23.4% for the second quarter of 2011, and 21.9% for the first quarter of 2011.  As of March 31, 2012, the weighted average coupon on the mortgage loans underlying our Agency RMBS was 4.58%, while the average for the past twelve months of the 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate, as published by Freddie Mac, were 4.23% and 3.10%, respectively.  Generally, this type of interest rate environment encourages the average borrower to refinance their mortgage loans at lower rates.  However, today in many cases, obstacles exist to refinancing, including but not limited to, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to the limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds low relative to expectations and to historic prepayment rates in such a low interest rate environment. Notwithstanding, given the continued low level of interest rates, the changes to the Home Affordable Refinance Program, commonly known as HARP, and the commitment by the Federal Reserve to keep long-term interest rates low through Operation Twist, we continue to expect increased prepayment speeds during the balance of 2012. As discussed above, increased prepayments impact our net interest income by increasing the amortization expense on any investments we own at premiums to their par balance.

GSE Reform

On February 11, 2011, the Treasury released proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Similar proposals to limit or wind down the role of Fannie Mae and Freddie Mac were proposed during 2011 by a number of other parties. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted.  We do not believe the ultimate reform of Fannie Mae and Freddie Mac will occur in 2012. However, it is possible that new types of Agency MBS could be proposed and sold by Fannie Mae and Freddie Mac that are structured differently from current Agency MBS. This may have the effect of reducing the amount of available investment opportunities for the Company. No such new structures have as yet been proposed.

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

In addition to the lowering of the Federal Funds Target Rate discussed above, the Federal Reserve also responded to market instability and economic weakness by purchasing Agency MBS and Treasury securities. From January 2009 through June 2011 the Federal Reserve purchased approximately $1.25 trillion of Agency MBS and $600 billion in Treasury securities of varying maturities. In September 2011, the FOMC announced its intention to sell shorter-term Treasury securities and purchase longer-term Treasury securities in response to weakening economic conditions in a policy operation which has become known as "Operation Twist". The stated intention of the FOMC in Operation Twist is to put downward pressure on longer-term interest rates and to help make broader financial conditions more accommodative. The targeted date for the discontinuation of Operation Twist is by the end of June 2012, at which point the FOMC is expected to have purchased $400 billion of longer-term Treasuries. At this time, it is unclear what impact the discontinuation of Operation Twist will have on interest rates and whether the Federal Reserve will institute a new or similar program.

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

On August 31, 2011, the SEC issued a concept release relating to the exclusion from registration as an investment company provided to mortgage companies by Section 3(c)5(C) of the Investment Company Act of 1040 (the "1940 Act"). This release raises concerns regarding the ability of mortgage REITs to continue to rely on the exclusion in the future. In particular, the release states the SEC is concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the 1940 Act by Section 3(c)5(C). The outcome of the review by the SEC at this time is not determinable. For a discussion of the uncertainties and risks related to the SEC's review, please refer to "Risk Factors" contained within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Highlights of the First Quarter and Second Quarter Outlook

During the first quarter of 2012, we reported net income of $16.5 million, or $0.33 per common share, and net interest income of $19.1 million. We also issued approximately 14.0 million shares, raising $123.7 million in equity capital which we used to partially finance additional investment purchases, primarily in Agency RMBS and CMBS IOs. As a result, our average investments and our net interest income increased during the first quarter of 2012 versus the fourth quarter of 2011 while our net interest spread on our investment portfolio declined for the first quarter of 2012 to 2.41% from 2.56% for the fourth quarter of 2011. The decline in net interest spread is due principally to the lower yielding Agency MBS added to the portfolio.

Our shareholders' equity increased to $522.9 million as of March 31, 2012, or $9.62 per common share, from $371.3 million, or $9.20 per common share as of December 31, 2011. The increase in shareholders' equity resulted from the capital raised during the quarter as well as from an increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income was mostly due to an approximately $15.4 million increase in the fair value of our non-Agency CMBS and CMBS IO. These securities increased in fair value from changing market expectations on performance of these securities and their liquidity which we believe may be related to the perceived improvement in economic conditions in the U.S. and stabilizing conditions in the Eurozone.

As of March 31, 2012, our Agency MBS constituted 81% of our investment portfolio compared to 79% of our investment portfolio as of December 31, 2011. As we are currently above our targeted Agency MBS portfolio composition, we expect to reduce our overall Agency MBS investments over the balance of the year as we move toward our targeted investment mix of 60% to 80% in Agency MBS with the balance in non-Agency MBS and securitized mortgage loans.

We believe that the outlook for our business model is favorable given the economic backdrop, despite the uncertainty regarding government policy and its potential affects on prepayments of our investments, and the uncertainty in Europe and its potential impact on the U.S. credit markets. In recent quarters we have expanded our investment portfolio to include Agency CMBS IO and non-Agency CMBS and CMBS IO given the attractive risk-adjusted return and prepayment protection profile of these investments. With respect to non-Agency CMBS and CMBS IO, we have purchased higher quality securities ('A'-rated CMBS and 'AAA'-rated CMBS IO) which will have higher yields than Agency CMBS and CMBS IO but which carry higher financing risks and costs and can exhibit more price volatility. We intend to continue with our goal of constructing a portfolio that minimizes prepayment risk, credit risk, and extension risk.

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

Our accounting policies that require the most significant management estimates, judgments, or assumptions and considered most critical to our results of operations or financial position relate to amortization of premiums on our investments, other-than-temporary impairments, allowance for loan losses, derivatives, and fair value measurements.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Management’s Discussion and

Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 of the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  There have been no significant changes in our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

FINANCIAL CONDITION

The following discussion addresses our items from our Consolidated Balance Sheet that had significant activity during the past three months and should be read in conjunction with the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of this Quarterly Report on Form 10-Q.

Agency MBS

 Activity related to our Agency MBS for the three months ended March 31, 2012 is as follows:

	March 31, 2012
(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance	$1,577,250	$302,244	$85,665	$1,965,159
Purchases	608,250	19,502	169,879	797,631
Principal payments	(103,133)	(1,011)	—	(104,144)
Sales	—	—	—	—
Change in net unrealized gain	4,224	25	4,171	8,420
Net amortization	(5,165)	(957)	(4,781)	(10,903)
Ending balance	$2,081,426	$319,803	$254,934	$2,656,163

Our investments in Agency CMBS IO securities are issued and guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and secured by excess interest payments on pools of multifamily housing mortgage loans. These securities have no principal associated with them; rather, the interest payments we receive are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. The combined notional balance of our investment in Agency CMBS IO securities as of March 31, 2012 was $3.9 billion. These CMBS IO securities have prepayment protection in the form of lock-outs and/or yield maintenance associated with the underlying loans.

The following table presents the fair value of our Agency MBS portfolio as of March 31, 2012 and December 31, 2011 by government issuer and type of security:

	March 31, 2012
(amounts in thousands)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Hybrid ARMs	$1,180,511	$392,657	$—	$1,573,168
ARMs	221,420	204,878	23	426,321
Interest only	23,896	160,880	70,159	254,935
Fixed rate	340,910	—	60,829	401,739
	$1,766,737	$758,415	$131,011	$2,656,163

	December 31, 2011
(amounts in thousands)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Hybrid ARMs	$835,061	$379,605	$—	$1,214,666
ARMs	178,036	162,793	—	340,829
Interest only	3,459	82,206	—	85,665
Fixed rate	302,300	21,699	—	323,999
	$1,318,856	$646,303	$—	$1,965,159

The following table presents the weighted average coupon (“WAC”) based on the par value of our Agency MBS portfolio as of March 31, 2012 and December 31, 2011 by weighted average months-to-reset (“MTR”):

	March 31, 2012		December 31, 2011
MTR	Par Value (1)	WAC (1)(2)	Par Value (1)	WAC (1)(3)
(amounts in thousands)
0-12 months	$400,216	4.35%	$321,942	4.32%
13-24 months	287,715	4.98%	384,184	5.09%
25-36 months	119,043	4.61%	142,321	4.78%
Over 36 months	1,080,255	3.73%	618,318	4.33%
Fixed rate	360,704	4.93%	288,584	5.00%
	$2,247,933	4.24%	$1,755,349	4.64%

(1)	The par value and WAC presented exclude our IO investments.

(2)
As of March 31, 2012, approximately 2% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 92% reset based on the level of one-year LIBOR and 6% reset based on the level of one-year CMT.

(3)
As of December 31, 2011, approximately 2% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 89% reset based on the level of one-year LIBOR and 9% reset based on the level of one-year CMT.

Please also refer to “Net Interest Income – Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our Agency MBS.

Non-Agency MBS

Activity related to our non-Agency MBS for the three months ended March 31, 2012 is as follows:

	March 31, 2012
(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance	$15,270	$354,070	$51,756	$421,096
Purchases	—	22,061	16,000	38,061
Principal payments	(1,715)	(7,392)	—	(9,107)
Sales	—	—	—	—
Change in net unrealized gain	608	14,365	2,291	17,264
Net accretion (amortization)	33	(142)	(1,494)	(1,603)
Ending balance	$14,196	$382,962	$68,553	$465,711

The combined notional balance of our investment in non-Agency CMBS IO securities as of March 31, 2012 was $1.0 billion. The weighted average months to maturity for all of our non-Agency CMBS as of March 31, 2012 is 62 months with 61% having origination dates as 2009 or later, 15% between 2000 and 2005, and the remainder prior to 2000.

The following table presents the fair value and related unrealized gain (loss) and associated borrowings, including both recourse and non-recourse financings, for our non-Agency CMBS and CMBS IO by investment rating as of March 31, 2012:

	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Unrealized Gain (Loss)	Related Borrowings	Fair Value	Unrealized Gain (Loss)	Related Borrowings
AAA	$192,233	$9,922	$169,240	$68,553	$2,774	$43,954
AA	58,895	4,052	49,605	—	—	—
A	127,844	8,974	99,047	—	—	—
Below A/Not Rated	3,990	(569)	—	—	—	—
	$382,962	$22,379	$317,892	$68,553	$2,774	$43,954

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of March 31, 2012:

(amounts in thousands)	Market Value of Collateral	Percentage
Florida	$62,983	13.8%
California	55,194	12.1%
Texas	52,953	11.6%
North Carolina	28,397	6.2%
New York	28,006	6.1%
Remaining states (not exceeding 5.5% individually)	228,624	50.2%
	$456,157	100.0%

Please also refer to “Net Interest Income – Non-Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our non-Agency MBS.

Derivative Assets and Liabilities

As of March 31, 2012 and December 31, 2011, our derivative instruments consisted entirely of interest rate swap agreements in which we pay an agreed upon fixed rate of interest on a monthly basis and receive a variable rate of interest based on 1-month LIBOR for interest rate swap agreements designated as cash flow hedges and based on 3-month LIBOR for interest rate swap agreements designated as trading. Our primary use for interest rate swap agreements is to hedge our exposure to increases in interest rates resulting from the repurchase agreements we use to fund our investment purchases. As such, we have increased our volume of interest rate swap activity to compensate for the growth in our repurchase agreement borrowings used to fund our investment portfolio. The notional amount outstanding for our interest rate swap agreements as of March 31, 2012 is $1,117.0 million with a weighted average fixed rate swapped of 1.65% compared to a notional amount outstanding of $1,092.0 million with a weighted average fixed rate swapped of 1.58% as of December 31, 2011. During the first quarter of 2012, we entered into one additional interest rate swap with a notional amount of $100.0 million, a fixed rate of 1.89%, and a term until maturity of approximately 84 months. As the weighted average life of our investments financed with repurchase agreements increases, we generally enter into interest rate swaps with a later maturity to hedge the interest rate risk on the repurchase agreement financing anticipated for the future. As such, because the composition of our portfolio is one of the factors determining our current and anticipated repurchase agreement financing, the tenor of our interest rate swaps is indirectly tied to the duration of our investment portfolio. Accordingly, if we continue to add CMBS to our investments at similar proportions, we are likely to add interest rate swaps with longer tenors as the anticipated duration of financing for our overall portfolio extends.

Our derivative assets and liabilities designated as cash flow hedging instruments ("cash flow hedges") had a net fair value of ($25.6) million as of March 31, 2012 compared to ($25.5) million as of December 31, 2011. Changes in the fair value of cash flow hedges that are the result of the effective portion of the hedge relationship are recorded in other comprehensive income and later reclassified into the statement of income within "interest expense" in the same period during which the hedged transaction affects earnings.  For the three months ended March 31, 2012, our interest rate swap expense from cash flow hedges recognized in our consolidated statement of income was $3.3 compared to $1.9 million for the three months ended March 31, 2011, and this increase is primarily related to the increase in the notional amount of our derivative instruments outstanding during the first quarter of 2012 compared to the same quarter in 2011. The expenses related to our hedging ineffectiveness on our cash flow hedges that are reported in the related period's statement of income within "other income (expense), net" for the three months ended March 31, 2012 and March 31, 2011 were $0.1 million and none, respectively.

Three of our interest rate swaps included within derivative liabilities on our consolidated balance sheets are designated as trading instruments and had a fair value of $(2.2) million as of March 31, 2012 compared to $(2.5) million as of December 31, 2011. For the three months ended March 31, 2012, we recognized in our consolidated statement of income a loss of $0.1 million related to these trading swaps, which includes the change in their fair value as well as the net interest payments made on these trading swaps during the quarter compared to a loss of $0.3 million for the three months ended March 31, 2011.

Other Investments

Our other investments as of March 31, 2012 include $55.0 million in senior unsecured debt of Freddie Mac. These notes pay principal monthly based on the principal payment performance of a referenced Freddie Mac RMBS security and pay interest monthly in arrears based on a fixed interest rate. Similar to MBS, this investment is designated as available-for-sale and is carried at fair value on our consolidated balance sheet with changes in fair value recorded in other comprehensive income. This investment was sold in the second quarter of 2012, and we have not determined whether we will continue making such investments in the future. We did not own any investments in this type of security as of December 31, 2011.

Repurchase Agreements

Repurchase agreements increased a net $592.4 million from December 31, 2011 to March 31, 2012 primarily due to additional borrowings to finance our purchases of investments during the quarter ended March 31, 2012, which were primarily Agency MBS.  Please refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of the Quarterly Report on Form 10-Q as well as “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Payable for Securities Pending Settlement

As of March 31, 2012, we had a payable of $59.4 million for the unsettled purchases of Agency RMBS and non-Agency CMBS IO with combined amortized cost and fair values of $59.3 million and $60.3 million, respectively. These purchases were settled in the second quarter of 2012.

Non-recourse Collateralized Financing

Our non-recourse collateralized financing decreased from December 31, 2011 to March 31, 2012 primarily because we paid off the balance of our TALF financing, which had a fixed interest rate of 2.7% and a remaining balance as of December 31, 2011 of $37.6 million, and replaced it with repurchase agreement financing, which currently has a variable interest rate of 1.49%.

Shareholders’ Equity

Shareholders’ equity increased during the three months ended March 31, 2012 primarily because of our issuance of 14.0 million0.0 million shares of our common stock, which resulted in proceeds of $123.7 million, net of issuance costs, as well as a $26.2 million increase in our accumulated other comprehensive income from increasing fair values on our available-for-sale investments.  Additional increases in shareholders’ equity resulted from net income of $16.5 million, partially offset by dividends declared on our common stock of $15.2 million.

Supplemental Investment Information

The tables below summarize the financial condition and net interest income of our investment portfolio by major category as of the dates presented:

	As of March 31, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$2,081,426	$1,869,651	$211,775	40.5%
Agency CMBS	319,803	236,303	83,500	16.0%
Agency CMBS IO	254,934	200,586	54,348	10.4%
Non-Agency RMBS	14,196	10,761	3,435	0.7%
Non-Agency CMBS	382,962	317,892	65,070	12.4%
Non-Agency CMBS IO	68,553	53,968	14,585	2.8%
Securitized mortgage loans	100,675	65,835	34,840	6.7%
Other investments	53,621	22,855	30,766	5.9%
Derivative assets (liabilities)	89	27,668	(27,579)	(5.3)%
Cash and cash equivalents	41,724	—	41,724	8.0%
Other assets/other liabilities	31,073	20,640	10,433	1.9%
	$3,349,056	$2,826,159	$522,897	100.0%

	As of December 31, 2011
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$1,577,250	$1,447,508	$129,742	34.9%
Agency CMBS	302,244	222,921	79,323	21.4%
Agency CMBS IO	85,665	67,441	18,224	4.9%
Non-Agency RMBS	15,270	12,195	3,075	0.8%
Non-Agency CMBS	354,070	296,739	57,331	15.4%
Non-Agency CMBS IO	51,756	38,883	12,873	3.5%
Securitized mortgage loans	113,703	79,001	34,702	9.3%
Other investments	1,018	—	1,018	0.3%
Derivative assets (liabilities)	—	27,997	(27,997)	(7.5)%
Cash and cash equivalents	48,776	—	48,776	13.1%
Other assets/other liabilities	32,441	18,159	14,282	3.9%
	$2,582,193	$2,210,844	$371,349	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades as of the reporting period, securitization financing issued to third parties, and TALF financing (the latter two of which are presented on the Company’s balance sheet as “non-recourse collateralized financing”).  Associated financing for derivative instruments represents the fair value of the interest rate swap agreements in a liability position.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following discussion addresses significant activity in our Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011 and should be read in conjunction with the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I to this Quarterly Report on Form 10-Q.

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	March 31,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$12,540	$1,734,254	2.70%	$9,351	$1,145,261	3.24%
Financing	(2,849)	(1,547,538)	(0.73)%	(1,949)	(1,052,506)	(0.74)%
Net interest income/spread	$9,691		1.97%	$7,402		2.50%

Agency CMBS	$2,737	$298,258	3.63%	$2,158	$231,509	3.72%
Financing	(1,195)	(244,929)	(1.93)%	(676)	(165,790)	(1.64)%
Net interest income/spread	$1,542		1.70%	$1,482		2.08%

Agency CMBS IO	$1,649	$147,275	4.89%	$9	$390	9.50%
Financing	(376)	(118,956)	(1.25)%	—	—	—%
Net interest income/spread	$1,273		3.64%	$9		9.50%

Total Agency MBS	$16,926	$2,179,787	2.98%	$11,518	$1,377,160	3.32%
Total financing	(4,420)	(1,911,423)	(0.91)%	(2,625)	(1,218,296)	(0.87)%
Total net interest income/spread: Agency MBS	$12,506		2.07%	$8,893		2.45%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

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

Our interest income from Agency MBS increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to our purchases of $1,104.7 million of Agency RMBS and $346.6 million of Agency CMBS (including premiums for CMBS IOs) subsequent to March 31, 2011.

Offsetting the benefit of these purchases, our interest income and effective yield on Agency MBS were negatively impacted during the three months ended March 31, 2012 by decreases in weighted average coupons on Agency RMBS and Agency CMBS as well as an increase in our net premium amortization. The weighted average coupons for the three months ended March 31, 2012 were 4.32% and 5.18% for Agency RMBS and Agency CMBS, respectively, compared to 4.43% and 5.42% for the three months ended March 31, 2011, respectively. The decline in weighted average coupon for Agency RMBS is primarily the result of purchases in the first quarter of 2012 of newer issue Hybrid ARMs and resets in the coupon rates over the last twelve months in our Agency ARMs. The decline in weighted average coupon for Agency CMBS is primarily the result of purchases of investments with lower coupons over the last twelve months.

Net premium amortization increased $7.6 million to $11.0 million for the three months ended March 31, 2012 compared to $3.4 million for the three months ended March 31, 2011. This increase in net premium amortization is due primarily to purchases of higher-priced Agency MBS at lower effective yields, and to a lesser extent, an increase in our forecasted prepayment speeds to 28% CPR.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $1.0 million to $1.9 million for the three months ended March 31, 2012 from $0.9 million for the three months ended March 31, 2011.  This is due to the $693.1 million increase in our average balance of financing due to our use of increased repurchase agreement borrowings to finance our Agency MBS purchases over the past 12 months.  In addition, the average rate on the repurchase agreements (excluding interest rate swap expense) increased to 0.39% for the three months ended March 31, 2012 from 0.30% for the three months ended March 31, 2011. This higher cost of financing is indicative of the higher risk profiles for the newer Agency CMBS and CMBS IO investments added to our portfolio.

Our financing costs for Agency MBS shown in the table above includes $2.5 million of interest expense related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $1.7 million of interest rate swap expense for the three months ended March 31, 2011.  Since March 31, 2011, we have entered into additional interest rate swap agreements designated as cash flow hedges with a combined notional amount, net of matured swaps, of $320.0 million.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	March 31,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$228	$15,670	5.69%	$204	$14,854	5.54%
Financing	(127)	(12,256)	(1.85)%	(37)	(11,628)	(1.27)%
Net interest income/spread	$101		3.84%	$167		4.27%

Non-Agency CMBS	$6,103	$352,351	6.14%	$3,483	$239,178	5.96%
Financing	(2,266)	(305,184)	(2.73)%	(1,202)	(205,047)	(2.35)%
Net interest income/spread	$3,837		3.41%	$2,281		3.61%

Non-Agency CMBS IO	$1,206	$53,960	8.99%	$4	$600	2.85%
Financing	(174)	(49,150)	(1.40)%	(2)	(480)	(1.38)%
Net interest income/spread	$1,032		7.59%	$2		1.47%

Total non-Agency MBS	$7,537	$421,981	6.49%	$3,691	$254,632	5.93%
Total financing	(2,567)	(366,590)	(2.52)%	(1,241)	(217,155)	(2.29)%
Total net interest income/spread: non-Agency MBS	$4,970		3.97%	$2,450		3.64%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

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

Our interest income from non-Agency MBS increased by $3.8 million to $7.5 million for the three months ended March 31, 2012 compared to $3.7 million for the three months ended March 31, 2011. The increase is due to a higher average balance as well as higher yielding investments. The average balance of our non-Agency MBS increased 65.7% due to purchases of $221.5 million of these investments subsequent to March 31, 2011. In addition, the effective yields on these purchases subsequent to

March 31, 2011 were 6.61% for the three months ended March 31, 2012 compared to the effective yield of 5.93% earned for the three months ended March 31, 2011. Over the last twelve months we have been able to add non-Agency MBS with more attractive effective yields and net interest spreads. More recently, however, with respect to potential new investments, effective yields have declined and net interest spreads have narrowed as non-Agency MBS have increased in price.

The majority of our interest expense on non-Agency MBS is from the repurchase agreements used to finance these purchases. Our interest expense from repurchase agreements collateralized by non-Agency MBS increased to $1.4 million (excluding interest rate swap expense) for the three months March 31, 2012 compared to $0.5 million for the three months ended March 31, 2011, an increase driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases.  In addition to the increased average balance, the average rate on these repurchase agreements (excluding interest rate swap expense) increased 22 basis points to 1.44% for the three months ended March 31, 2012 from 1.22% for the three months ended March 31, 2011. This higher cost of financing is indicative of the higher risk profiles for the newer non-Agency CMBS and CMBS IO.

For the three months ended March 31, 2012 and March 31, 2011, interest expense shown in the table above for non-Agency CMBS of $2.3 million and $1.2 million, respectively, includes $0.7 million and $0.2 million, respectively, of interest rate swap expense allocated to non-Agency CMBS.

Other Revenues and Expenses

Gain on sale of investments, net. During the three months ended March 31, 2012, the Company invested $105.0 million in senior unsecured debt of Freddie Mac. These notes pay principal monthly based on the principal payment performance of a referenced Freddie Mac RMBS security and pay interest monthly in arrears based on a fixed interest rate. The Company sold $48.8 million of this investment during the three months ended March 31, 2012 and recorded a gain of $0.4 million. The remainder of this investment was subsequently sold in the second quarter of 2012.

Fair value adjustments, net. For the three months ended March 31, 2012, our fair value adjustments, net of $(0.2) million consist of unrealized losses of $0.1 million related to the changes in fair value of our Agency CMBS designated as trading securities and unrealized losses of $0.1 million related to the changes in fair value of our derivative instruments designated as trading securities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 increased approximately $1.0 million compared to the three months ended March 31, 2011. This increase was primarily related to a $0.7 million increase in salary and related benefits (including restricted stock expense from grants in 2010 and 2011) and a $0.2 million increase in legal and outside consulting fees. The legal expense represents primarily trailing expenses on litigation for which a settlement agreement was announced in late 2011.

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

Repurchase Agreements

The following table presents certain quantitative information regarding our short-term borrowings (excluding interest rate swap expense) under repurchase agreements for the periods indicated:

	Three Months Ended
	March 31,
(amounts in thousands)	2012	2011
Average balance outstanding	$2,348,048	$1,434,700
Weighted average borrowing rate (excluding interest rate swap expense)	0.57%	0.44%
Maximum balance outstanding	$2,686,232	$1,848,883

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of repurchase agreement borrowings, we seek to maintain lending arrangements with multiple counterparties. As of March 31, 2012, we had 26 repurchase agreement counterparties and $2,686.2 million in repurchase agreement borrowings outstanding with 21 of those counterparties at a weighted average borrowing rate of 0.59%.  As of December 31, 2011, we had $2,093.8 million outstanding with 20 counterparties at a weighted average borrowing rate of 0.61%.

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the excess of the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following table presents the five counterparties with whom the Company had the greatest amounts of equity at risk as of March 31, 2012, none of which exceeded 10% of the Company's shareholders' equity:

	March 31, 2012
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Bank of America Securities LLC	$348,321	$43,536
Well Fargo Securities LLC	161,698	39,607
Credit Suisse Securities LLC	139,294	22,036
Nomura Securities International, Inc.	151,835	17,484
Deutsche Bank Securities	187,882	14,933
Remaining counterparties	1,697,168	114,567
	$2,686,198	$252,163

For our repurchase agreement borrowings, we are required to post margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut". The amount of haircut posted, particularly for non-Agency MBS, is based on the quality and type of collateral being pledged. Because we have increased our investments in both Agency and non-Agency CMBS IO investments, our weighted average haircut has increased from 5.5% as of December 31, 2011 to 6.4% as of March 31, 2012 for repurchase agreements collateralized by Agency MBS and from 16.9% to 17.2%, respectively, for repurchase agreements collateralized by non-Agency MBS.

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

In order to manage our exposure to margin calls from fluctuations in values of our collateral pledged, we attempt to maintain cash and other liquid instruments in amounts management believes is sufficient to meet any margin call.   As of March 31, 2012, we had $241.1 million in unencumbered cash and unpledged Agency MBS.  In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by a lower targeted debt-to-equity ratio as discussed further below.

We believe monitoring and maintaining our debt-to-equity ratios is important to managing our liquidity.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of three to nine times our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than seven times our invested equity capital and up to ten times our equity capital invested in Agency and non-Agency MBS.  Our current target is up to nine times our invested equity capital in Agency MBS and up to five times our invested equity capital in non-Agency MBS, and based on our investment portfolio as of March 31, 2012, our overall leverage target is six times our invested equity capital. We also attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all.

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

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility, nor do we believe that we are in danger of breaching any of these covenants.

We are also subject to margin calls on our outstanding interest rate swap agreements. Under our agreements with counterparties, we and the counterparty have the right to require collateral to be posted as credit support for performance under the respective interest rate swap agreement. The collateral typically can be in the form of cash, Agency MBS or Treasury securities. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of March 31, 2012, we had Agency MBS with a fair value of $31.0 million posted as credit support under the agreements compared to Agency MBS with a fair value of $29.1 million as of December 31, 2011. No collateral had been posted to us for either period.

While the Company does not currently anticipate significant changes to our availability or cost of financing in the near-term, the current credit market environment makes it difficult to make long-term predictions. Over the past several years, overall conditions in the general credit markets have improved.  However, global credit markets remain fragile, particularly given the continued economic weakness and challenges in the Eurozone. Further changes in economic conditions, heightened risk concerns, or problems with our counterparties could reduce our repurchase agreement availability or negatively affect the terms of available financing.  In times of severe market stress, repurchase agreement availability could rapidly be reduced and the terms on which we can borrow could be materially altered as was experienced during the credit crisis in 2008. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business. In addition to market related issues, the Federal Reserve Bank of New York along with certain industry participants have issued a report on the structure of the repurchase agreement market. The report makes recommendations for reforming the repurchase agreement market to address potential systemic risk concerns associated with the infrastructure supporting the tri-party repurchase agreement market. The report focuses primarily on the settling and clearing mechanisms of the repurchase agreement market and the two primary clearing banks, JP Morgan and Bank of New York Mellon. It is unclear if these recommendations or any subsequent recommendations will have any impact on our ability to borrow using repurchase agreements.

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

Because of our recent public offering in February 2012, we may have had an ownership shift pursuant to Section 382 of the Code, which may limit our use of our NOL carryforwards in the future to offset our taxable income distribution requirements. We will not be able to ascertain whether this has occurred until all Schedule 13 filings for the first quarter of 2012 are made by our shareholders. If such an ownership shift occurred, our use of the NOL could be limited and we may have utilized more of the NOL than we otherwise may have been allowed. If we inadvertently used more of the NOL than we otherwise would have been allowed, (a) we may be required to pay taxes, penalties and interest on the excess amount of NOL used, or we may be required to declare a deficiency dividend to our shareholders for the excess amount, and (b) we may have failed to comply with the REIT distribution requirements, which could cause us to fail to qualify as a REIT.

In addition, such an ownership shift could have the effect of imposing an annual limit on the amount of pre-ownership shift NOLs and other losses we could use to reduce our taxable income, pursuant to Section 382 of the Code.  Such an annual limit could effectively limit the cumulative amount of pre-ownership shift losses, including certain recognized built-in losses that we may utilize, resulting in higher taxable income and greater distribution requirements in order to maintain REIT qualification than if such an annual limit were not in effect. Please refer to Item 1A, "Risk Factors" within Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding the effects of Section 382 ownership shifts on our ability to fully utilize NOL tax carryforwards to offset taxable income distribution requirements.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of March 31, 2012:

(amounts in thousands)	Payments due by period
Contractual Obligations:(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (2)	$2,686,198	$2,686,198	$—	$—	$—
Securitization financing (2) (3)	32,819	7,965	17,170	3,734	3,950
Operating lease obligations	576	149	271	87	69
Total	$2,719,593	$2,694,312	$17,441	$3,821	$4,019

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Because such advance amounts are generally repaid in the same month as they are made or shortly thereafter, the contractual obligation with respect to these advances is excluded from the above table.  The outstanding servicing advances were $0.3 million as of March 31, 2012 and $0.2 million as of December 31, 2011.

(1)	Amounts presented exclude interest on the related obligations.

(2)
Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral.  Payments due by period were estimated based on the principal repayments forecast for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

In addition, we had contractual commitments under interest rate swap agreements as of March 31, 2012. These agreements were for a total notional amount of $1,117.0 million, had a weighted average rate of 1.65% and a weighted average term of 40 months.
Off-Balance Sheet Arrangements

As of March 31, 2012, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Notes to the Unaudited Consolidated Financial Statements for information on recent accounting updates to the ASC which have been issued but are not yet effective.

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

We make forward-looking statements in this Quarterly Report on Form 10-Q regarding:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns;

•	Our financing and hedging strategy, including our target leverage ratios;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investment portfolio;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of our tax NOL carryfoward;

•	The status of pending litigation, including the settlement of pending litigation and the terms of such settlement;

•	Estimates of future interest expenses related to the Company's derivatives designated as hedging instruments;

•	Market, industry and economic trends; and

•	Interest rates.

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•
the risks and uncertainties referenced in this Quarterly Report on Form 10-Q or the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, particularly those set forth under Item 1A. “Risk Factors”;

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

•	the cost and availability of financing;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	government initiatives to support the U.S financial system and U.S. housing and real estate markets;

•	GSE reform or other government policies and actions; and

•	an ownership shift under Section 382 of the Code that impacts the unrestricted use of our tax NOL carryforward.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Cap Risk.  Our adjustable rate investments have interest rates which are predominantly based upon six-month and one-year LIBOR, and generally contain periodic (interim) or lifetime interest rate caps which often limit the amount by which the interest rate may reset.  Periodic caps on our investments typically range from 1-5% annually, and lifetime caps are typically 5% above the initial rate of the underlying adjustable-rate mortgage loan.  Generally, the interest rates on our borrowings used to finance these assets are based on one to three month LIBOR, reset every 30 to 90 days, and will not have periodic or lifetime interest rate caps.  In addition, certain of our securitized mortgage loans have a fixed rate of interest and are financed with borrowings with interest rates that adjust monthly.

The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency MBS portfolio as of March 31, 2012:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	61.6%	1.0%	0.5%
>10.0% to 11.0%	31.4%	2.0%	12.5%
>11.0% to 12.1%	7.0%	5.0%-6.0%	87.0%
	100.0%		100.0%

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The table below shows the sensitivity of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, and including all derivative instruments) as they existed as of March 31, 2012 based on an instantaneous parallel shift in market interest rates as set forth in the table.

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

	March 31, 2012
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value(2)

+100	(6.5)%	(1.5)%
+50	(2.5)%	(0.7)%
0	—%	—
-50	1.5%	0.6%
-100	2.0%	1.1%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

The table above is intended to demonstrate our sensitivity to interest rates based on our investments and associated financings and derivative instruments as of March 31, 2012.  The impact of changing interest rates on net interest income and market value of our investments can change significantly when interest rates change beyond the above levels or if market expectations of future interest rates begin to materially change.  In addition, other factors will impact the net interest income from and market value of our interest rate-sensitive investments and derivative instruments, such as whether we raise additional capital or change our investment allocations or strategies, changes in prepayment rates on our investments, the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material.

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

Prepayment risk results from both our RMBS and CMBS investments. However, loans underlying our CMBS and CMBS IO securities generally have prepayment protection provisions, such as prepayment lock-outs or yield maintenance payment requirements.  These provisions create an economic disincentive for the loans to prepay, thereby reducing the prepayments on the related securities, and compensate us in the event that there are prepayments. Therefore amortization of premiums on CMBS and CMBS IO securities is generally stable from period to period. However, there are no prepayment protections if the loan defaults and the loan is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer.

The following table discloses the net premium (discount) by months until interest rate reset as well as the net premium (discount) as a percentage of par value (or notional value in the case of CMBS IO) for Agency and non-Agency MBS in our investment portfolio as of March 31, 2012 and December 31, 2011:

(amounts in thousands)	March 31, 2012			December 31, 2011
Agency:	RMBS	CMBS	CMBS IO	RMBS	CMBS	CMBS IO
0-12 months to reset	$21,509	$—	$—	$15,338	$—	$—
Greater than 12 months to reset	82,137	—	—	70,150	—	—
Fixed rate	5,811	22,546	251,479	(17)	21,627	86,358
Total premium, net	$109,457	$22,546	$251,479	$85,471	$21,627	$86,358
Par/notional balance	$1,964,359	$283,574	$3,924,736	$1,488,397	$266,952	$1,813,096
Premium, net as a % of par value	5.6%	8.0%	6.4%	5.7%	8.1%	4.8%

Non-Agency:
0-12 months to reset	$(490)	$—	$—	$(540)	$—	$—
Greater than 12 months to reset	—	—	—	—	—	—
Fixed rate	(407)	(15,150)	65,779	(463)	(13,865)	51,239
Total (discount) premium, net	$(897)	$(15,150)	$65,779	$(1,003)	$(13,865)	$51,239
Par/notional balance	$15,401	$375,733	$1,014,438	$17,119	$359,853	$906,202
(Discount) premium, net as a % of par value	(5.8)%	(4.0)%	6.5%	(5.9)%	(3.9)%	5.7%

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we own due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  We are also exposed to credit risk on investments that we own at a premium, such as CMBS IOs. For investments owned at premiums, defaults on the underlying loan typically result in the complete loss of any remaining unamortized premium we paid.

We attempt to mitigate our credit risk by purchasing Agency MBS, which are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae, and higher quality non-Agency MBS. Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on the MBS for which they have issued a guaranty of payment. Given the conservatorship of these entities and the continued support of the U.S. government, we believe this risk is low. For our non-Agency MBS, we will generally only purchase securities 'A'-rated or better by a least one of the nationally recognized statistical ratings organizations, with the concentration of these securities being rated 'AAA'. For securities, such as CMBS IOs, where we have a higher premium at risk, we seek to invest in securities where we are comfortable with the credit profile of the loans underlying the security.

With respect to our securitized mortgage loans, these loans are well-seasoned, thereby lowering our average loan-to-value (“LTV”) ratio and decreasing our risk of loss.  Other efforts to mitigate credit risk include maintaining a risk management function that monitors and oversees the performance of the servicers of the mortgage loans, as well as providing an allowance for loan loss as required by GAAP. In addition, a portion of these loans have "pool" guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Regardless of whether an investment is carried at fair value or at historical cost in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments such as changes in interest rates.  For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio given changes in market interest rates.

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

For further information, including how we attempt to mitigate liquidity risk and recent developments with respect to our liquidity position, please refer to “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q and in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax receivables for properties located in the County.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax receivables.   The Court granted class action status in this matter in August 2007.  In February 2011, as a result of motions filed by GLS, the Court refined the class to include only owners of real estate in the County of Allegheny who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  As a result, the Court dismissed certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables was reasonable.  Such attorneys' fees and related expenses were assessed by GLS in its collection efforts pursuant to prevailing County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiff, the Court dismissed the remaining claims against GLS. The claims made by plaintiff that can be appealed include the legality of charging and recovering attorney fees and lien revival and filing costs from the class members. Plaintiffs have 30-days to file an appeal. Plaintiffs have not enumerated their damages in this matter.

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

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary of Dynex ("MERIT"), and the former President/Chief Executive Officer and current Chief Operating Officer/Chief Financial Officer of Dynex Capital, Inc., (together, the "Defendants") are defendants in a class action brought by the Teamsters Local 445 Freight Division Pension Fund (the "Teamsters") in the United States District Court for the Southern District of New York (the "District Court").  The original complaint alleging violations of the federal securities laws was filed on February 7, 2005, and was purportedly brought on behalf of a class of purchasers between February 2000 and May 2004 of MERIT Series 12-1 and MERIT Series 13 securitization financing bonds (the "Bonds"), which are collateralized by manufactured housing loans.  After a series of court rulings, the case proceeded to discovery on the basis of a second amended complaint filed August 6, 2008. The amended complaint sought unspecified damages and alleged, among other things, fraud and misrepresentation in connection with the issuance of and subsequent reporting related to the Bonds.  On March 7, 2011, the District Court granted the Teamsters' motion to certify a class of purchasers of the Bonds from February 2000 through May 2004. In September 2011, the Defendants entered into a memorandum of understanding with the Teamsters, reflecting an agreement in principle to settle all claims asserted in the action, as well as any claims that could have been asserted in the action, for $7.5 million, and in December 2011, the Defendants and the Teamsters entered into a definitive settlement agreement. The Company funded an escrow account in the amount of $7.5 million for the benefit of the class in 2011; the District Court has approved the settlement and the escrow account will be released to members of the class proportionate to their claims. The Company continues to deny that it violated any federal securities laws and agreed to this settlement to eliminate the potential expense, burden, and uncertainty of this litigation.

Item 1A.	Risk Factors

Risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional risk factors.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 10, 2012	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2012	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)