Form 10-Q
period 2012-06-30
DYNEX CAPITAL INC
filed 2012-08-08
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Yes           ☐           No           ☑

On July 31, 2012, the registrant had 54,367,218 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Agency MBS (including pledged of $2,852,363 and $1,879,831, respectively)	$2,979,039	$1,965,159
Non-Agency MBS (including pledged of $537,812 and $415,195, respectively)	558,966	421,096
Securitized mortgage loans, net	89,225	113,703
Other investments, net	933	1,018
	3,628,163	2,500,976
Cash and cash equivalents	53,763	48,776
Principal receivable on investments	16,592	13,826
Accrued interest receivable	17,618	12,609
Other assets, net	13,061	6,006
Total assets	$3,729,197	$2,582,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,111,924	$2,093,793
Payable for securities pending settlement	502	—
Non-recourse collateralized financing	31,561	70,895
Derivative liabilities	39,267	27,997
Accrued interest payable	1,991	2,165
Accrued dividends payable	15,766	11,307
Other liabilities	3,113	4,687
Total liabilities	3,204,124	2,210,844
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 54,366,382 and 40,382,530 shares issued and outstanding, respectively	544	404
Additional paid-in capital	759,167	634,683
Accumulated other comprehensive income (loss)	21,505	(3,255)
Accumulated deficit	(256,143)	(260,483)
Total shareholders' equity	525,073	371,349
Total liabilities and shareholders’ equity	$3,729,197	$2,582,193

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Agency MBS	$18,181	$15,244	$35,107	$26,762
Non-Agency MBS	7,338	3,830	14,875	7,521
Securitized mortgage loans	1,527	1,961	3,031	4,180
Other investments	79	30	384	67
	27,125	21,065	53,397	38,530
Interest expense:
Repurchase agreements	7,863	4,760	14,507	8,188
Non-recourse collateralized financing	254	1,272	735	2,578
	8,117	6,032	15,242	10,766

Net interest income	19,008	15,033	38,155	27,764
Provision for loan losses	—	(200)	(60)	(450)
Net interest income after provision for loan losses	19,008	14,833	38,095	27,314

Gain on sale of investments, net	2,587	742	2,938	742
Fair value adjustments, net	117	131	(93)	5
Other income, net	159	143	528	186
General and administrative expenses:
Compensation and benefits	(1,779)	(1,209)	(3,577)	(2,341)
Other general and administrative	(1,245)	(1,046)	(2,568)	(2,032)
Net income	$18,847	$13,594	$35,323	$23,874
Weighted average common shares:
Basic	54,354	40,333	51,931	36,763
Diluted	54,354	40,334	51,931	36,765
Net income per common share:
Basic	$0.35	$0.34	$0.68	$0.65
Diluted	$0.35	$0.34	$0.68	$0.65
Dividends declared per common share	$0.29	$0.27	$0.57	$0.54
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$18,847	$13,594	$35,323	$23,874
Other comprehensive income:
Change in market value of available-for-sale investments	9,766	12,796	35,766	6,165
Reclassification adjustment for gain on sale of investments, net	—	(742)	—	(742)
Net unrealized gain on cash flow hedging instruments	(11,184)	(11,738)	(11,005)	(8,781)
Other comprehensive income (loss)	(1,418)	316	24,761	(3,358)
Total comprehensive income	$17,429	$13,910	$60,084	$20,516

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Net income	$35,323	$23,874
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(5,009)	(5,275)
(Decrease) increase in accrued interest payable	(174)	358
Provision for loan losses	60	450
Gain on sale of investments, net	(2,938)	(742)
Fair value adjustments, net	93	(5)
Amortization and depreciation	33,012	11,427
Stock-based compensation expense	920	353
Cash payments on stock appreciation rights	(21)	—
Net change in other assets and other liabilities	(2,481)	2,840
Net cash and cash equivalents provided by operating activities	58,785	33,280
Investing activities:
Purchase of investments	(1,517,541)	(1,244,687)
Principal payments received on investments	269,642	207,014
Increase in principal receivable on investments	(2,766)	(10,663)
Proceeds from sales of investments	106,206	35,351
Principal payments received on securitized mortgage loans	16,408	21,417
Other investing activities	(1,707)	(204)
Net cash and cash equivalents used in investing activities	(1,129,758)	(991,772)
Financing activities:
Borrowings under repurchase agreements, net	1,018,131	899,066
Principal payments on non-recourse collateralized financing	(39,455)	(1,600)
Proceeds from issuance of common stock	123,808	95,242
Dividends paid	(26,524)	(19,077)
Net cash and cash equivalents provided by financing activities	1,075,960	973,631

Net increase in cash and cash equivalents	4,987	15,139
Cash and cash equivalents at beginning of period	48,776	18,836
Cash and cash equivalents at end of period	$53,763	$33,975
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$15,314	$9,881

See notes to unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2012.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  The Company follows the equity method of accounting for investments with greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. As of June 30, 2012 and December 31, 2011, the Company did not have any investments in which it owned less than a 50% interest in the voting equity.

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

Agency MBS. The Company accounts for its investment in Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of June 30, 2012, the majority of the Company's Agency MBS are designated as available-for-sale with the remainder designated as trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

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

Non-Agency MBS.  The Company accounts for its investment in non-Agency MBS in accordance with ASC Topic 320.  As of June 30, 2012, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.   Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired. Like Agency MBS, the Company generally intends to hold its investments in non-Agency MBS until maturity, but it may, from time to time sell any of these securities as part of the overall management of its business.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

In accordance with ASC Topic 820, the Company determines the fair value for the majority of its non-Agency MBS based upon prices obtained from a third-party pricing service and broker quotes.  The remainder of the non-Agency MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information.

Other-than-Temporary Impairment. The Company evaluates all MBS in its investment portfolio for other-than-temporary impairments by applying the guidance prescribed in ASC Topic 320-10. If the Company has decided to sell an investment in MBS with a fair value less than its amortized cost as of the balance sheet date of a reporting period, the MBS is considered to be other-than-temporarily impaired, and the Company will recognize an other-than-temporary impairment in the related period's income statement equal to the entire difference between the amortized cost basis and the fair value of the MBS as of the balance sheet date. If the Company does not intend to sell the MBS, the Company assesses whether it is more likely than not will be able to recover its entire amortized cost basis before it is sold. If the Company determines that it will not be able to recover the entire amortized cost basis of the MBS before it is sold, the Company recognizes in the related period's income statement the difference between the present value of cash flows expected to be collected and the amortized cost basis of the debt security as an other-than-temporary impairment related to credit loss, and the difference between the amortized cost basis and the fair value of the MBS as of the balance sheet date is recognized in other comprehensive income.

In periods after the recognition of an other-than-temporary impairment loss for MBS, the Company shall account for the other-than-temporarily impaired MBS as if the MBS had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For MBS for which other-than-temporary impairments were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted into interest income using the effective interest method. The Company shall continue to estimate the present value of cash flows expected to be collected over the life of the MBS. For all other MBS, if upon subsequent evaluation, there is an increase in the cash flows expected to be collected or if actual cash flows are greater than cash flows previously expected, such changes shall be accounted for as a prospective adjustment to the accretable yield in accordance with Subtopic 310-30 even if the MBS would not otherwise be within the scope of that Subtopic. Subsequent increases and decreases in the fair value of the MBS that are not other-than-temporary shall be included in other comprehensive income.

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

Repurchase Agreements

Repurchase agreements are treated as financings in accordance with the provision of ASC Topic 860 under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate.  A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged.  Repurchase agreement financing is recourse to the Company and the assets pledged.  Most of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

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

The Company has elected to use the portfolio exception in ASC 820-10-35-18D with respect to measuring counterparty credit risk for derivative instruments. The Company manages credit risk for its derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with its risk management strategy for such transactions. The Company manages credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in its ISDA master netting arrangements and, if applicable, any associated Credit Support Annex documentation, with each individual counterparty. Since the effective date of ASC 820, management has monitored and measured credit risk and calculated credit valuation adjustments for its derivative transactions on the basis of its relationships at the counterparty portfolio level. Management receives reports from an independent third-party valuation specialist on a monthly basis providing the credit valuation adjustments at the counterparty portfolio level for purposes of reviewing and managing its credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and the Company's accounting policy elections.

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

Stock-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan ("SIP"), the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights (“SARs”), dividend equivalent rights, performance shares, and restricted stock units.  Currently, the Company's stock options and restricted stock issued under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718. Outstanding SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value estimated at the grant date and remeasured at the end of each reporting period using the Black-Scholes option valuation model as required by ASC Topic 718.  Please see Note 11 for additional disclosures regarding the Company's SIP.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to materially impact the Company's financial condition or results of operations which are not effective as of the date of this Quarterly Report on Form 10-Q for the three months ended June 30, 2012.

In December 2011, FASB issued Accounting Standards Update ("ASU") No. 2011-11 which amends ASC Topic 210 to require an entity to disclose information about offsetting assets and liabilities and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet. GAAP gives companies the option to present in their consolidated balance sheets, on a net basis, derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. This amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. The Company does not currently offset any of its assets and liabilities, and as such, does not anticipate that ASU No. 2011-11 will have a material impact on the Company's financial condition or results of operations.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method. The following table presents the calculation of the numerator and denominator for both basic and diluted net income per common share:

	Three Months Ended
	June 30,
	2012		2011
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$18,847	54,353,811	$13,594	40,333,269
Effect of dilutive stock options	—	—	—	1,138
Diluted	$18,847	54,353,811	$13,594	40,334,407
Net income per common share:
Basic		$0.35		$0.34
Diluted (1)		$0.35		$0.34

(1)
For the three months ended June 30, 2012 and June 30, 2011, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2012		2011
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$35,323	51,930,581	$23,874	36,762,811
Effect of dilutive stock options	—	—	—	2,209
Diluted	$35,323	51,930,581	$23,874	36,765,020
Net income per common share:
Basic		$0.68		$0.65
Diluted (1)		$0.68		$0.65

(1)
For the six months ended June 30, 2012, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$2,216,357	$286,982	$—	$2,503,339
Unamortized premium	120,828	22,412	295,046	438,286
Unamortized discount	(15)	—	—	(15)
Amortized cost	2,337,170	309,394	295,046	2,941,610
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	19,409	17,047	5,892	42,348
Gross unrealized losses	(6,175)	—	(1,060)	(7,235)
Trading (recognized in income statement):
Gross unrealized gains	—	2,316	—	2,316
Total Agency MBS fair value:	$2,350,404	$328,757	$299,878	$2,979,039
Weighted average coupon	3.87%	5.19%	1.17%	4.02%

(1)	The combined notional balance for the Agency CMBS IO securities is $4,543,349 as of June 30, 2012.

	December 31, 2011
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$1,488,397	$266,952	$—	$1,755,349
Unamortized premium	85,488	21,627	86,358	193,473
Unamortized discount	(17)	—	—	(17)
Amortized cost	1,573,868	288,579	86,358	1,948,805
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	10,787	11,746	350	22,883
Gross unrealized losses	(7,405)	—	(1,043)	(8,448)
Trading (recognized in income statement):
Gross unrealized gains	—	1,919	—	1,919
Total Agency MBS fair value:	$1,577,250	$302,244	$85,665	$1,965,159
Weighted average coupon	4.54%	5.20%	0.96%	4.64%

(1)	The combined notional balance for the Agency CMBS IO securities is $1,813,096 as of December 31, 2011,

The Company purchased $1,020,900 of Agency RMBS and $247,481 of Agency CMBS, consisting principally of CMBS IOs, since December 31, 2011. Agency CMBS IOs are secured by excess interest payments on pools of multifamily housing mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. The IO securities have prepayment protection in the form of lock-outs and/or yield maintenance associated with the underlying loans.

As of June 30, 2012 and December 31, 2011, the amortized cost of Agency CMBS designated as trading was $27,833 and $28,119, respectively. The Company recognized a net unrealized gain for the three and six months ended June 30, 2012 of $569 and $433 compared to $956 and $1,075 for the three and six ended June 30, 2011, respectively, related to changes in fair value, which is included within “fair value adjustments, net” in the Company's consolidated statements of income. The Company also has derivatives designated as trading instruments, and the changes in their fair value are also included within "fair value adjustments, net". Please refer to Note 7 for additional information on these derivatives designated as trading instruments.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$19,282	$473,198	$—	$492,480
Unamortized premium	4	3,018	63,601	66,623
Unamortized discount	(855)	(22,123)	—	(22,978)
Amortized cost	18,431	454,093	63,601	536,125
Gross unrealized gains	478	22,031	2,471	24,980
Gross unrealized losses	(801)	(1,256)	(82)	(2,139)
Fair value	$18,108	$474,868	$65,990	$558,966
Weighted average coupon	4.43%	5.47%	1.26%	5.43%

(1)	The combined notional balance for the non-Agency CMBS IO securities is $1,011,637 as of June 30, 2012.

	December 31, 2011
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$17,119	$359,853	$—	$376,972
Unamortized premium	—	3,646	51,239	54,885
Unamortized discount	(1,003)	(17,511)	—	(18,514)
Amortized cost	16,116	345,988	51,239	413,343
Gross unrealized gains	507	11,806	893	13,206
Gross unrealized losses	(1,353)	(3,724)	(376)	(5,453)
Fair value	$15,270	$354,070	$51,756	$421,096
Weighted average coupon	4.41%	5.91%	1.24%	5.85%

(1)	The combined notional balance for the non-Agency CMBS IO securities is $906,202 as of December 31, 2011.

All of the Company’s non-Agency MBS are designated as available-for-sale and are comprised primarily of investment-grade rated securities.  The Company purchased $120,697 of non-Agency CMBS since December 31, 2011. In addition, the Company paid premiums of $16,000 for non-Agency CMBS IO securities.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The Company's securitized mortgage loans are pledged as collateral for its associated securitization financing bonds, which are discussed further in Note 9. Please also refer to Note 6 for disclosures related to impaired securitized mortgage loans and the related allowance for loans losses. The following table summarizes the components of securitized mortgage loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value (1)	$46,079	$44,191	$90,270	$68,029	$47,657	$115,686
Unamortized premium, net	—	666	666	—	770	770
Unamortized discount, net	(125)	—	(125)	(254)	—	(254)
Amortized cost	45,954	44,857	90,811	67,775	48,427	116,202
Allowance for loan losses	(1,355)	(231)	(1,586)	(2,268)	(231)	(2,499)
	$44,599	$44,626	$89,225	$65,507	$48,196	$113,703

(1)	Includes funds held by trustees.

The balance of the Company's securitized commercial mortgage loans has decreased since December 31, 2011 primarily due to principal payments, including amounts received on defeased loans, of $18,110.  The Company's securitized commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 72% of these securitized commercial mortgage loans are secured by multifamily properties. As of June 30, 2012 and December 31, 2011, the loan-to-value ratio based on original appraisal was 41% and 42%, respectively. The unpaid principal balance of the securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) and therefore on nonaccrual status is $710 as of June 30, 2012 compared to $14,997 as of December 31, 2011.

The balance of the Company's securitized single-family mortgage loans have decreased since December 31, 2011 due to principal payments on the loans of $3,467. These single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.   As of June 30, 2012 and December 31, 2011, the current loan-to-value ratio based on original appraisal was approximately 44% and 46%, respectively. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of June 30, 2012 is $3,663 compared to $3,366 as of December 31, 2011. The Company continues accruing interest on any seriously delinquent securitized single-family mortgage loan so long as the primary servicer continues to advance the interest and/or principal due on the loan.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

As discussed in Note 1, the Company estimates for currently existing and probable losses for its mortgage loans that are considered impaired. A loan can be considered impaired even if it is not delinquent. The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	Three Months Ended
	June 30,
	2012		2011
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$1,341	$231	$4,237	$249
Provision for loan losses	—	—	200	—
Credit losses, net of recoveries	14	—	(1,368)	(41)
Allowance at end of period	$1,355	$231	$3,069	$208

	Six Months Ended
	June 30,
	2012		2011
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$2,268	$231	$4,200	$270
Provision for loan losses	60	—	450	—
Credit losses, net of recoveries	(973)	—	(1,581)	(62)
Allowance at end of period	$1,355	$231	$3,069	$208

The following table presents certain information on impaired securitized commercial and single-family mortgage loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Commercial	Single-family	Commercial	Single-family
Unpaid principal balance of impaired securitized loans	$1,776	$3,663	$4,724	$3,000
Basis adjustments related to impaired securitized loans	1	55	8	48
Amortized cost basis of impaired securitized loans	1,777	3,718	4,732	3,048
Allowance for loan losses	(1,355)	(231)	(2,268)	(231)
Investment in excess of allowance	$422	$3,487	$2,464	$2,817

The Company recognized $25 and $50 of interest income on impaired securitized commercial mortgage loans for the three and six months ended June 30, 2012, respectively, compared to $28 and $56 of interest income for the three and six months ended June 30, 2011, respectively.  The Company recognized $51 and $102 of interest income on impaired securitized single-family mortgage loans for the three and six months ended June 30, 2012, respectively, compared to $71 and $143 of interest income for the three and six months ended June 30, 2011, respectively.

NOTE 7 – DERIVATIVES

As of June 30, 2012 and December 31, 2011, the Company’s derivative financial instruments are comprised entirely of interest rate swaps, and are designated as either hedging instruments or trading instruments.  The tables below summarize information about the Company’s derivative financial instruments on the balance sheet as of the dates indicated:

		June 30, 2012			December 31, 2011
Accounting Designation:	Balance Sheet Location:	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments		$(36,551)	$1,485,000	1.50%	$(25,512)	$1,065,000	1.55%
Trading instruments		(2,716)	27,000	2.88%	(2,485)	27,000	2.88%
	Derivative liabilities	$(39,267)			$(27,997)

Included in the balance as of June 30, 2012 are seven forward-starting interest rate swaps with a combined notional balance of $275,000 and a weighted average pay-fixed rate of 1.62% which are not effective until 2013.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of June 30, 2012:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$—	$75,000	$75,000	2	1.30%
13-36 months	—	565,000	565,000	10	1.44%
37-60 months	27,000	260,000	287,000	11	2.04%
Over 60 months	—	585,000	585,000	19	1.39%
	$27,000	$1,485,000	$1,512,000	42	1.53%

The table below provides additional information related to the forward-starting swaps that are included in the preceding table:

Forward-Start Date	Notional Amount	Weighted-Average Fixed Rate Swapped
March 25, 2013	$100,000	1.89%
April 15, 2013	25,000	1.70%
January 8, 2013	150,000	0.77%
	$275,000	1.62%

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

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the periods indicated:

Type of Derivative Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of Loss Recognized in Net Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Net Income (Ineffective Portion)
For the three months ended June 30, 2012:
Interest rate swaps	$(14,693)	Interest expense	$3,509	Other income, net	$131
For the three months ended June 30, 2011:
Interest rate swaps	$(14,810)	Interest expense	$3,072	Other income, net	$(25)
For the six months ended June 30, 2012:
Interest rate swaps	$(17,780)	Interest expense	$6,775	Other income, net	$69
For the six months ended June 30, 2011:
Interest rate swaps	$(13,722)	Interest expense	$4,941	Other income, net	$(24)

The table below presents a rollforward of the activity in the Company’s AOCI related to its derivatives designated as hedging instruments for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance as of beginning of period	$(25,265)	$137	$(25,444)	$(2,820)
Change in fair value of interest rate swaps	(14,693)	(14,810)	(17,780)	(13,722)
Reclassification adjustment for amounts included in statement of income	3,509	3,072	6,775	4,941
Balance as of end of period	$(36,449)	$(11,601)	$(36,449)	$(11,601)

The Company estimates that $15,139 of the existing losses that are reported in AOCI as of June 30, 2012 is expected to be reclassified into earnings as an increase to interest expense within the next 12 months.

The Company’s objective for designating certain interest rate swaps as trading instruments is to offset the changes in market value for a portion of its Agency CMBS investments that are also designated as trading. The table below presents the effect of the derivatives designated as trading instruments on the Company’s consolidated statements of income for the periods indicated.

Type of Derivative Designated as Trading	Location On Income Statement	Amount of Loss Recognized in Net Income
		Three Months Ended		Six Months Ended
		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest rate swaps	Fair value adjustments, net	$(500)	$(871)	$(574)	$(1,204)

These interest rate swap agreements contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default of its derivative obligations. Additionally, the agreements outstanding with its derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of June 30, 2012, the Company had derivatives in a net liability position with its derivative counterparties for which it had pledged Agency MBS with a fair value of $43,328 and cash of $38 as collateral.  If the Company had breached any of these agreements as of June 30, 2012, it could have been required to settle those derivatives at their estimated termination value of $39,921, which includes accrued interest but excludes any adjustment for nonperformance risk.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  As of June 30, 2012, the Company had repurchase agreement borrowings outstanding with a weighted average rate of 0.62% with 20 of its 26 available repurchase agreement counterparties compared to a weighted average borrowing rate of 0.61% with 20 counterparties as of December 31, 2011. The Company had approximately 11% of its shareholders' equity at risk with one counterparty, Wells Fargo Securities, LLC, as of June 30, 2012. The shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

The following tables present the components of the Company’s repurchase agreements as of June 30, 2012 and December 31, 2011 by the fair value and type of securities pledged as collateral to the repurchase agreements:

	June 30, 2012
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,162,480	0.40%	$2,239,357
Agency CMBS and CMBS IOs	468,322	0.81%	536,268
Non-Agency RMBS	14,575	1.82%	16,582
Non-Agency CMBS and CMBS IOs	425,241	1.41%	520,751
Securitization financing bonds	41,306	1.61%	50,395
	$3,111,924	0.62%	$3,363,353

	December 31, 2011
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,447,508	0.38%	$1,521,107
Agency CMBS and CMBS IOs	290,362	0.59%	329,612
Non-Agency RMBS	12,195	1.85%	13,597
Non-Agency CMBS and CMBS IOs	283,266	1.54%	336,124
Securitization financing bonds	60,462	1.65%	67,872
	$2,093,793	0.61%	$2,268,312

The combined weighted average term to original maturity for the Company’s repurchase agreements was 50 days as of June 30, 2012 and 57 days as of December 31, 2011.  The following table provides a summary of the original maturity as of June 30, 2012 and December 31, 2011:

Original Maturity	June 30, 2012	December 31, 2011
30 days or less	$1,076,065	$180,387
31 to 60 days	1,168,159	880,491
61 to 90 days	536,687	496,509
Greater than 90 days	331,013	536,406
	$3,111,924	$2,093,793

Our repurchase agreement counterparties, as set forth in the master repurchase agreement with the counterparty, require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining our REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of June 30, 2012.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

The following table summarizes information about the Company’s non-recourse collateralized financing for the periods indicated:

	June 30, 2012
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by non-Agency CMBS	6.2% fixed	2.1	$15,000	$16,088
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.2	17,145	17,857
Unamortized net bond premium and deferred costs			(584)	n/a
			$31,561	$33,945

	December 31, 2011
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by non-Agency CMBS	6.2% fixed	2.1	$15,000	$16,388
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.2	18,928	19,843
TALF financing:(1)
Secured by non-Agency CMBS	2.7% fixed	1.2	37,672	49,087
Unamortized net bond premium and deferred costs			(705)	n/a
			$70,895	$85,318

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

The following table presents the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$2,979,039	$—	$2,979,039	$—
Non-Agency MBS:
CMBS (including CMBS IO)	540,858	—	436,343	104,515
RMBS	18,108	—	5,451	12,657
Other investments	25	—	—	25
Total assets carried at fair value	$3,538,030	$—	$3,420,833	$117,197
Liabilities:
Derivative liabilities	$39,267	$—	$39,267	$—
Total liabilities carried at fair value	$39,267	$—	$39,267	$—

The Company’s Agency MBS, as well a portion of its non-Agency CMBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency CMBS and non-Agency RMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information.  Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. A change in the assumption used for the probability of default may be accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency RMBS and CMBS during the three and six months ended June 30, 2012:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Prepayment Speed		Default Rate	Severity	Discount Rate
Non-Agency CMBS	19 CPY		2.4%	33.5%	4.6%
Non-Agency RMBS	5	CPR	0.5%	9.8%	5.8%

(1)	Data presented are weighted averages.

The following tables present the activity of the instruments fair valued at Level 3 for the three and six months ended June 30, 2012:

	For the Three Months Ended June 30, 2012
	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of March 31, 2012	$115,830	$8,627	$25	$124,482
Purchases	—	7,500	—	7,500
Transfers out to Level 2	(4,670)	—	—	(4,670)
Total unrealized losses:
Included in other comprehensive income	(1,487)	48	—	(1,439)
Principal payments	(5,004)	(3,534)	—	(8,538)
Amortization	(154)	16	—	(138)
Balance as of June 30, 2012	$104,515	$12,657	$25	$117,197

	For the Six Months Ended June 30, 2012
	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of December 31, 2011	$123,703	$10,296	$25	$134,024
Purchases	—	7,500	—	7,500
Transfers out to Level 2	(4,670)	—	—	(4,670)
Total unrealized losses:
Included in other comprehensive income	(2,024)	78	—	(1,946)
Principal payments	(12,215)	(5,241)	—	(17,456)
Amortization	(279)	24	—	(255)
Balance as of June 30, 2012	$104,515	$12,657	$25	$117,197

The Company evaluates the availability and quality of valuation inputs for its Level 3 securities on a monthly basis. When it determines that there are sufficient observable market inputs for the same or similar securities, the securities are transferred to Level 2 at the end of the reporting period in which that determination is made. As shown in the tables above for the three and six months ended June 30, 2012, the Company transferred two of its non-Agency CMBS from Level 3 to Level 2 during the second quarter of 2012. The liquidity for securities similar to these non-Agency CMBS improved such that the Company was able to obtain market discount rates and prepayment speeds which it used in establishing the fair value of these two non-Agency CMBS. The change in the fair value from March 31, 2012 to June 30, 2012 of these non-Agency CMBS transferred out of Level 3 and into Level 2 was immaterial.

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$2,979,039	$2,979,039	$1,965,159	$1,965,159
Non-Agency CMBS	540,858	540,858	405,826	405,826
Non-Agency RMBS	18,108	18,108	15,270	15,270
Securitized mortgage loans, net	89,225	81,932	113,703	101,116
Other investments	933	990	1,018	892
Liabilities:
Repurchase agreements	$3,111,924	$3,111,924	$2,093,793	$2,093,793
Non-recourse collateralized financing	31,561	30,689	70,895	69,752
Derivative liabilities	39,267	39,267	27,997	27,997

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of June 30, 2012 or December 31, 2011.

The Company held investments in 330 Agency MBS and 59 non-Agency MBS as of June 30, 2012 compared to 266 Agency MBS and 44 non-Agency MBS as of December 31, 2011. The following table presents certain information for those Agency MBS and non-Agency MBS that were in an unrealized loss position as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
($ in thousands)	Fair Value	Unrealized Loss	# of Securities	Fair Value	Unrealized Loss	# of Securities
Unrealized loss position for:
Less than one year:
Agency MBS	$271,727	$(1,655)	33	$680,101	$(6,765)	54
Non-Agency MBS	20,369	(1,338)	7	153,974	(5,075)	6
One year or more:
Agency MBS	379,030	(5,580)	37	160,544	(1,684)	27
Non-Agency MBS	8,198	(801)	8	2,993	(379)	7
	$679,324	$(9,374)	85	$997,612	$(13,903)	94

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2012 are temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position as of June 30, 2012 and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of June 30, 2012.

NOTE 11 – SHAREHOLDERS' EQUITY

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	Six Months Ended
	June 30,
	2012	2011
Balance at beginning of period	40,382,530	30,342,897
Common stock issued under ATM program	402,494	409,237
Common stock issued under DRIP	6,947	—
Common stock issued via public offering	13,332,748	9,200,000
Common stock issued or redeemed under Stock and Incentive Plans	241,663	391,025
Balance at end of period	54,366,382	40,343,159

The Company has a continuous equity placement program (also known as an "at the market" program, or "ATM") whereby the Company may offer and sell through its sales agent, JMP Securities LLC, up to 8,000,000 shares of its common stock.  During the six months ended June 30, 2012, the Company received proceeds of $3,721, net of $57 in broker sales commission, for 402,494 shares of common stock sold under this program at an average price of $9.39.  The Company did not issue any common stock under this program during the three months ended June 30, 2012.

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") which allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. The Company declared a second quarter common stock dividend of $0.29 per share payable on July 31, 2012 to shareholders of record as of July 6, 2012; however there is no dividend reinvestment discount for second quarter dividends reinvested through the DRIP.

During the six months ended June 30, 2012, the Company closed a secondary offering of 13,332,748 shares of its common stock which includes 832,487 shares issued pursuant to an option to purchase additional shares that was exercised by the underwriters, at a public offering price of $9.12 per share for total net proceeds of approximately $119,992 after deduction of underwriters' compensation and expenses.

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 1,805,276 shares remain available for issuance as of June 30, 2012.

The following table presents a rollforward of the restricted stock activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Restricted stock at beginning of period	457,034	320,500	365,506	25,000
Restricted stock granted	20,000	20,000	220,821	323,000
Restricted stock vested	(22,917)	(10,000)	(132,210)	(17,500)
Restricted stock outstanding at end of period	454,117	330,500	454,117	330,500

 As of June 30, 2012, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $3,894.

As of June 30, 2012, the Company has 52,500 SARs outstanding, all of which are vested and exercisable at a weighted average price of $6.85.  The weighted average remaining contractual term on these outstanding SARs as of June 30, 2012 is 13 months, and 25,000 of the outstanding SARs are set to expire if they are not exercised on or before December 31, 2012.   No SARs were granted, forfeited, or exercised during the three and six months ended June 30, 2012 or June 30, 2011. As of June 30, 2012 and December 31, 2011, the fair value of the Company’s outstanding SARs of $164 and $77, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.

Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2012 was $468 and $920, respectively, compared to $258 and $353, respectively, for the three and six months ended June 30, 2011.

Additional Paid-In Capital

     The following table presents a rollforward of the Company's changes in additional paid-in capital for the six months ended June 30, 2012:

Additional Paid-In Capital
Balance as of January 1, 2012	$634,683
Common stock issuances:
DRIP issuances	66
ATM issuances	3,674
Secondary offering	119,859
Incentive plans	192
Amortization of restricted stock	812
Capitalized expenses	(119)
Balance as of June 30, 2012	$759,167

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of June 30, 2012 and December 31, 2011 is comprised of the following items:

	June 30, 2012	December 31, 2011
Available for sale investments:
Unrealized gains	$65,279	$36,091
Unrealized losses	(7,325)	(13,902)
	57,954	22,189
Hedging instruments:
Unrealized losses	(36,449)	(25,444)
	(36,449)	(25,444)
Accumulated other comprehensive income (loss)	$21,505	$(3,255)

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax receivables for properties located in the county.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax receivables.   The Court granted class action status in this matter in August 2007.  In February 2011, as a result of motions filed by GLS, the Court refined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  As a result, the Court dismissed certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and related expenses were assessed by GLS in its collection efforts pursuant to prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claims against GLS. The claims made by plaintiff that can be appealed include the legality of charging and recovering attorneys' fees and lien revival and filing costs from the class members. Plaintiff has not yet appealed the Court's ruling but the Company expects them to do so. Plaintiffs have not enumerated their damages in this matter.

The Company, GLS, and Allegheny County are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania. The proposed class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, or prothonotary fees and who sustained economic damages on and after August 14, 2003, in connection with attempts to collect delinquent real estate taxes. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and / or Allegheny County are an unconstitutional taking of private property.  The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for the amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. The same class previously filed substantially the same lawsuit in 2004 against GLS and Allegheny County, and GLS's Motion for Summary Judgment is pending in that action.  The Company believes the claims are without merit and intends to defend against them vigorously.

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in the Fifth Court of Appeals in Dallas.  The matter was initially filled in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The appeal seeks to overturn a judgment rendered by the trial court in the favor of the Company and DCI. Specifically, Plaintiffs are seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $250. They also seek reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment. Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2,100. Alternatively, Plaintiffs seek a new trial. Even if Plaintiffs were to be successful on appeal, management does not believe the Company would be obligated for any amounts awarded against DCI.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that qualify as "recognized" subsequent events as defined by ASC Topic 855.

The following events, which occurred subsequent to June 30, 2012 and before the filing of this Quarterly Report on Form 10-Q, qualify as "nonrecognized subsequent events" as defined by ASC Topic 855:

On August 1, 2012, the Company closed an offering of 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value of $0.01 per share and liquidation preference $25.00 per share, which includes 300,000 shares issued pursuant to an option to purchase additional shares that was exercised by the underwriters. The Company received net proceeds before expenses of $55,689, including the additional proceeds from the underwriters' overallotment option which was fully exercised. The Company anticipates using the proceeds to acquire additional investments consistent with its investment strategy and for general corporate purposes, which may include, among other things, repayment of maturing obligations, capital expenditures and working capital.

The Company entered into a $200,000 committed two-year repurchase financing agreement with Wells Fargo Bank, N.A. on August 6, 2012. The Company anticipates financing certain of its CMBS investments with this facility. The facility will bear interest at a variable rate that will reset monthly based on a spread to the 1-month LIBOR rate. The facility contains customary provisions with respect to collateral maintenance requirements and allows Wells Fargo to request additional collateral if the market value of the collateral pledged declines in value.  The facility includes financial covenants with respect to minimum net worth, changes in net worth, and leverage levels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited Annual Report on Form 10-K for the year ended December 31, 2011.  References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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

The Company’s Agency and non-Agency CMBS are comprised of fixed-rate securities collateralized by first mortgage loans on multifamily properties that are typically prohibited from voluntary prepayment or have yield maintenance provisions. These measures provide the Company protection against prepayment of the investment. A portion of the Company's Agency and non-Agency CMBS also include interest only securities ("IOs") which represent the right to receive excess interest payments (but not principal cash flows) based on the underlying unpaid principal balance of the underlying pool of mortgage loans.

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  Our investment strategy as approved by our Board of Directors is a diversified investment strategy that currently targets higher credit quality, shorter duration investments in Agency MBS and non-Agency MBS.  Investments considered to be of higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less exposure to changes in interest rates. We currently target an overall investment portfolio composition of 60%-80% in Agency MBS with the balance in non-Agency MBS and securitized mortgage loans. Our securitized mortgage loans are single-family and commercial mortgage loans which were originated or purchased by us during the 1990s. We are not actively originating, purchasing, or securitizing mortgage loans.

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

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio will depend on many factors, many of which are beyond our control. These factors include, but are not limited to, interest rates, trends of interest rates, the relative steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. government, including the U.S. Federal Reserve and the U. S. Department of the Treasury (the "Treasury").

In addition, our business model may be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets.  Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses or at amounts below their true fair value. Other factors also include changes in regulatory requirements, including requirements to qualify for registration under the Investment Company Act of 1940 and REIT requirements.

Investing in mortgage-related securities on a leveraged basis subjects us to a number of risks which are discussed in Item 3, "Quantitative and Qualitative Disclosures about Market Risk" and in the "Liquidity and Capital Resources" section of this Item 2, including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk. Please see these Items for detailed discussion of these risks and the potential impact on our results of operations and financial condition.

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

Financing

Our business model requires that we have access to leverage, principally the repurchase agreement market.  We access the repurchase agreement markets through relationships with multiple broker-dealers and financial institutions. Repurchase agreement financing is uncommitted financing and as such, there can be no guarantee that we will always have access to this financing.  During periods of sustained volatility in the credit markets, such as was experienced in 2008, or other disruptions to the credit and financing markets, access to repurchase agreement financing may be limited as liquidity providers reduce their exposure to the short-term funding credit markets.  In addition, the repurchase agreement markets fund many different types of assets for many different types of borrowers including MBS, ABS, commercial paper and government securities. At times the repurchase agreement market may have capacity constraints for particular types of collateral, or even particular types of borrowers (such as mortgage REITs), which could lead to higher financing costs.

Interest Rates

In response to the volatility and lack of liquidity in the credit markets in 2008, the Federal Open Market Committee of the Federal Reserve ("FOMC") lowered the Federal Funds Target Rate (the rate at which U.S. banks may borrow from each other) from 4.25% at the beginning of 2008 to its current targeted rate of 0.25%.  While the credit markets are functioning more normally and liquidity has generally returned, economic activity in the U.S. has remained muted, as measured by gross domestic product, low rates of capacity utilization and high rates of unemployment.  As a result, the FOMC has pledged to keep the Federal Funds Target Rate at the historically low target range of 0% to 0.25% until at least late 2014 given the above concerns and the subdued outlook for inflation over the medium term. As economic activity improves, the Federal Reserve may decide to increase the Federal Funds Target Rate which would likely increase our funding costs because our repurchase agreement financing closely tracks LIBOR, which typically closely tracks the Federal Funds Target Rate.

As of June 30, 2012, the spread between the two-year Treasury security and the ten-year Treasury security was 1.34% versus 1.88% as of March 31, 2012 and 1.64% as of December 31, 2011. During the second quarter of 2012, the ten-year Treasury rate declined during the quarter to 1.65% from 2.11% and has continued declining in the third quarter of 2012. Rates declined and the yield curve flattened in the second quarter of 2012 versus steepening in the first quarter of 2012 due to disappointing economic data in the U.S. and from a worsening outlook with respect to the Eurozone's economic and fiscal challenges. While our borrowing costs are based on short-term market rates such as LIBOR and the Federal Funds Target Rate, our asset yields more closely correlate with longer-term Treasury rates and longer-term swap rates.  In general, a flattening yield curve will result in an increase in value of our MBS and a decrease in value of our interest rate swaps, although not a one-to-one correlation. During the second quarter of 2012, the fair value of our investment portfolio increased by $9.8 million and our interest rate swaps decreased in fair value by $11.2 million.

A negative impact of a flattening yield curve is the prospective reduction of our net interest spread (and the related return on our invested capital) for new investments. Since the first quarter of 2012, we have seen declining net interest spreads on our new investment purchases in part as a result of the flattening yield curve and in part as a result of reduced credit spreads discussed further below.

Prepayments and Agency MBS

We have continued to experience favorable prepayment activity on our Agency RMBS due in large part to the inability of borrowers to refinance their mortgages.  Our average constant prepayment rate, or CPR, for our Agency RMBS during the second quarter of 2012 was 20.8% versus 21.4% for the first quarter of 2012, 25.4% for the fourth quarter of 2011, and 23.9% for the third quarter of 2011.  As of June 30, 2012, the weighted average coupon on the mortgage loans underlying our Agency RMBS was 4.32%, while the average for the past twelve months of the 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate, as published by Freddie Mac, were 4.01% and 2.94%, respectively.  Generally, this type of interest rate environment encourages the average borrower to refinance their mortgage loans at lower rates.  However, today in many cases, obstacles exist to refinancing, including but not limited to, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to the limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds low relative to expectations and to historic prepayment rates in such a low interest rate environment. Notwithstanding, given the continued low level of interest rates, the changes to the Home Affordable Refinance Program, commonly known as HARP, and the commitment by the Federal Reserve to keep long-term interest rates low through Operation Twist, we continue to expect increased prepayment speeds during the balance of 2012. As noted elsewhere, increased prepayments impact our net interest income by increasing the amortization expense on any investments we own at premiums to their par balance.

Asset Spreads and Competition for Assets

Over the past few years, credit markets in the United States have generally experienced tightening credit spreads (where credit spreads are defined as the spread between U.S. Treasury securities and other securities that are generally the same except for ratings). Spreads in assets that we invest in particular have tightened over the past several years, and in particular the last several quarters, from increased competition for these assets from lack of supply and from favorable market conditions. Generally, when credit spreads tighten, the value of our assets will increase, and when credit spreads widen, the value of our assets will decrease. As credit spreads widen, this may create attractive opportunities to reinvest capital from our existing portfoli as well as deploy new capital into higher yielding investments.

Government Policy Initiatives

The U.S. government is providing homeowners with assistance in refinancing mortgage loans guaranteed by Fannie Mae and Freddie Mac and avoiding residential mortgage loan foreclosures. The programs include the HARP program noted above which targets high LTV borrowers which have not been able to refinance to lower rates, and Home Affordable Mortgage Program which seeks to assist borrowers through the modification of mortgage loans to reduce the principal amount of the loans, the rate of interest payable on the loans, or to extend the payment terms of the loans. The impact of these programs may have the effect of increasing prepayment rates and reducing the principal or interest payments on residential mortgage loans held by certain types of borrowers. In particular with respect to HARP, the effect of such programs for holders of Agency RMBS could be that such holders would experience lower yields on their Agency RMBS due to increased prepayment rates.

The U.S. government is also providing homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans, the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the government may change them or add new programs in the future.  The GSEs have proposed changes to HARP that are designed to make it easier for borrowers to refinance residential mortgages, which could increase prepayment rates on mortgage loans underlying our investment securities. The impact of these programs may have the effect of increasing prepayment rates and reducing the principal or interest payments on residential mortgage loans held by certain types of borrowers. The effect of such programs for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to increased prepayment rates and lower interest and principal payments.

In an effort to stimulate economic activity, the Federal Reserve, in addition to the lowering of the Federal Funds Target Rate discussed above, is conducting open market operations including purchasing fixed-rate Agency RMBS and selling short-term Treasury securities while simultaneously purchasing long-term Treasury securities (referred to as "Operation Twist"). The effect on the market of the Federal Reserve's actions is not clear, although the Company believes that in general it has increased prices on Agency RMBS and increased the cost of repurchase agreement financing. The Company believes that the cost of repurchase agreement financing has increased due to balance sheet constraints of Primary Dealers which are largely purchasing the short-term Treasury securities being sold by the Federal Reserve. The Federal Reserve has indicated it will continue to conduct these operations through at least the remainder of 2012. The impact of these operations, or the termination of the purchase of Agency RMBS and Operation Twist, is unknown at this point.

Regulatory Reform

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the Company, credit markets and the market for repurchase agreements or other borrowing facilities, the investing environment for Agency and non-Agency MBS, or interest rate swaps and other derivatives.  Much of the uncertainty results from the lack of specifics with respect to the implementation of the Dodd-Frank Act which have not yet been defined by regulators.  As it is now constructed, the Dodd-Frank Act would require the Company to transact interest rate swaps in the future through a clearing exchange which would likely require the Company to post significantly more margin at the inception of an interest rate swap transaction.  Currently the Company's initial margin requirements with counterparties are de minimis.  As such, the effective cost to the Company for interest rate swaps may increase in the future which could limit our ability to continue to use swaps to hedge our interest rate and market value risk.

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

Highlights of the Second Quarter and Third Quarter Outlook

During the second quarter of 2012, we reported net income of $18.8 million, or $0.35 per common share, and net interest income of $19.0 million compared to $19.1 million for the first quarter of 2012. The decline in net interest income from the first quarter of 2012 to the second quarter of 2012 was related to an additional $1.7 million of investment purchase premium amortization in the second quarter of 2012 versus the first quarter of 2012 principally from changes in forecasted prepayment speeds from the first quarter to the second quarter as a result of HARP. While the prepayment rate for the investment portfolio overall for the second quarter of 2012 as measured by CPR decreased to 14.3% from 15.4% for first quarter of 2012, the Company is forecasting higher prepayment speeds on its Agency RMBS as a result of lower primary mortgage rates and the HARP program. The forecasted higher prepayment speeds resulted in an increase in premium amortization of $1.0 million in the second quarter of 2012 versus a reduction of $0.7 million in the first quarter of 2012. Overall, amortization of investment purchase premium, which reduces interest income, was $20.6 million for the second quarter of 2012 versus $12.6 million for the first quarter of 2012 and $6.6 million for the second quarter of 2011.

The following table summarizes the average annualized yield by type of MBS investments, the costs of financing our investments for the second quarter of 2012 and the net interest spread for each of the preceding four quarters:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Average annualized yields:
Agency RMBS	2.33%	2.70%	2.83%	2.89%	3.05%
Agency CMBS (includes IOs)	4.32%	4.05%	4.49%	4.49%	3.91%
Non-Agency RMBS	5.60%	5.69%	6.27%	6.58%	6.23%
Non-Agency CMBS (includes IOs)	6.07%	6.52%	6.37%	6.03%	6.03%
All other investments	4.97%	4.13%	5.74%	5.59%	5.55%
Costs of financing	(1.11)%	(1.17)%	(1.20)%	(1.16)%	(1.16)%
Net interest spread	2.18%	2.41%	2.56%	2.43%	2.45%

The sequential decline in net interest spread is due principally to the declining yield on our Agency RMBS as we have added investments in the first half of 2012 that have had lower annualized yields.

Our second quarter 2012 results included gains of $2.6 million which consisted of $0.7 million from the sale of securities and $1.9 million from the liquidation of a delinquent securitized commercial mortgage loan. The gain on the sale of the commercial mortgage loan resulted from the excess of the collateral value over the Company's basis in the loan and in large part was due to a junior lien (not owned by the Company) on the underlying multifamily property securing the loan which was extinguished during the foreclosure process.

Our shareholders' equity increased to $525.1 million as of June 30, 2012, or $9.66 per common share, from $371.3 million, or $9.20 per common share as of December 31, 2011, and $522.9 million as of March 31, 2012. The increase in shareholders' equity since December 31, 2011 resulted from capital raised during the first quarter of 2012 as well as from an increase in accumulated other comprehensive income of $24.8 million and a reduction in accumulated deficit as the Company earned $4.3 million in excess of its dividend during the period. The increase in accumulated other comprehensive income was due to an increase in fair value of available for sale investments of $35.8 million offset by a reduction in the fair value of our interest rate swaps by $11.0 million. These securities increased in fair value from changing market expectations on performance of these securities and their liquidity which we believe may be related to the perceived improvement in economic conditions in the U.S. and stabilizing conditions in the Eurozone.

The following table provides our asset allocation as of June 30, 2012 and as of the end of each of the four preceding financial reporting period:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Agency MBS	82%	81%	79%	80%	84%
Non-Agency MBS	15%	14%	17%	16%	11%
Other investments	3%	5%	4%	4%	5%

As we are currently above our targeted Agency MBS portfolio composition, we expect to reduce our overall Agency MBS investments over the balance of the year as we move toward our targeted investment mix of 60% to 80% in Agency MBS with the balance in non-Agency MBS and securitized mortgage loans. However, the ability to shift our overall portfolio composition is contingent upon market conditions and the availability of non-Agency MBS.

As of December 31, 2011, we had an estimated net operating loss ("NOL") carryfoward of $143.0 million.  As a result of our common stock offering in February 2012, we have incurred an "ownership change" under Section 382 of the Internal Revenue Code ("Section 382").  In general, if a company incurs an ownership change under Section 382, the company's ability to utilize an NOL carryforward to offset its taxable income (and, in our case, after taking the REIT distribution requirements into account), becomes limited to a certain amount per year.  For purposes of Section 382, an ownership change occurs if over a rolling three-year period, the percentage of the company stock owned by 5% or greater shareholders has increased by more than 50 percentage points over the lowest percentage of common stock owned by such shareholders during the three-year period.  Based on management's analysis and expert third-party advice, which necessarily includes certain assumptions regarding the characterization under Section 382 of our use of capital raised by us, we determined that the ownership change under Section 382 will limit our ability to use our NOL carryforward to offset our taxable income to an estimated maximum amount of $13.4 million per year. The NOL carryforward expires substantially beginning in 2019.

In an underwritten public offering that closed on August 1, 2012, we issued 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock, liquidation value $25.00 per share. We received net proceeds before expenses of $55.7 million which we anticipate using to acquire additional investments consistent with our investment strategy and for general corporate purposes, which may include, among other things, repayment of maturing obligations, capital expenditures and working capital.

On August 6, 2012, we entered into a $200,000 committed two-year repurchase financing agreement with Wells Fargo Bank, N.A. on August 6, 2012. We anticipate financing certain of our CMBS investments with this facility. The facility will bear interest at a variable rate that will reset monthly based on a spread to the 1-month LIBOR rate. The facility contains customary provisions with respect to collateral maintenance requirements and allows Wells Fargo to request additional collateral if the market value of the collateral pledged declines in value.  The facility includes financial covenants with respect to minimum net worth, changes in net worth, and leverage levels.

We believe that the outlook for our business model is favorable given the economic backdrop, despite the uncertainty regarding government policy and its potential effects on prepayments of our investments, and the uncertainty in Europe and its potential impact on the U.S. credit markets. In recent quarters we have expanded our investment portfolio to include Agency CMBS IO and non-Agency CMBS and CMBS IO given the attractive risk-adjusted return and prepayment protection profile of these investments. With respect to non-Agency CMBS and CMBS IO, we have purchased higher quality securities ('A'-rated CMBS and 'AAA'-rated CMBS IO) which will have higher yields than Agency CMBS and CMBS IO but which carry higher financing risks and costs and can exhibit more price volatility. We intend to continue with our goal of constructing a portfolio that attempts to minimize interest rate, prepayment risk, and credit risk.

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

FINANCIAL CONDITION

The following discussion addresses our items from our Consolidated Balance Sheet that had significant activity during the past six months and should be read in conjunction with the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of this Quarterly Report on Form 10-Q.

Agency MBS

 Activity related to our Agency MBS for the six months ended June 30, 2012 is as follows:

	June 30, 2012
(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance	$1,577,250	$302,244	$85,665	$1,965,159
Purchases	1,020,900	24,600	222,881	1,268,381
Principal payments	(244,071)	(2,081)	—	(246,152)
Sales	—	—	—	—
Change in net unrealized gain	9,849	5,729	5,547	21,125
Net amortization	(13,524)	(1,735)	(14,215)	(29,474)
Ending balance	$2,350,404	$328,757	$299,878	$2,979,039

Agency CMBS IO securities are issued and guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and secured by excess interest payments on pools of multifamily housing mortgage loans. These securities have no principal associated with them; rather, the interest payments are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. The combined notional balance of our investment in Agency CMBS IO securities as of June 30, 2012 was $4.5 billion. Our CMBS IO securities have prepayment protection in the form of prepayment lock-outs and yield maintenance payment requirements associated with the underlying loans.

As of June 30, 2012, 65% of our Agency portfolio was comprised of Fannie Mae investments with the balance being comprised of 30% Freddie Mac and 5% Ginnie Mae compared to 67% Fannie Mae and 33% Freddie Mac as of December 31, 2011. Of the total Agency MBS of $2,979.0 million, $2,267.2 million is variable-rate MBS and $711.8 million is fixed-rate MBS.

The following table presents the weighted average coupon (“WAC”) by weighted average months-to-reset (“MTR”) for the variable-rate portion of our Agency MBS portfolio based on par value as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
MTR	Par Value	WAC (1)	Par Value	WAC (2)
(amounts in thousands)
0-12 months	$517,011	4.54%	$321,942	4.32%
13-24 months	173,873	4.05%	384,184	5.09%
25-36 months	201,463	4.05%	142,321	4.78%
Over 36 months	1,247,286	3.55%	618,318	4.33%
	$2,139,633	3.88%	$1,466,765	4.57%

(1)
As of June 30, 2012, approximately 2% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 93% reset based on the level of one-year LIBOR and 5% reset based on the level of one-year CMT.

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

Non-Agency MBS

Activity related to our non-Agency MBS for the six months ended June 30, 2012 is as follows:

	June 30, 2012
(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance	$15,270	$354,070	$51,756	$421,096
Purchases	7,500	120,697	16,000	144,197
Principal payments	(5,335)	(12,559)	—	(17,894)
Sales	—	—	—	—
Change in net unrealized gain	594	12,762	1,906	15,262
Net accretion (amortization)	79	(102)	(3,672)	(3,695)
Ending balance	$18,108	$474,868	$65,990	$558,966

The combined notional balance of our investment in non-Agency CMBS IO securities as of June 30, 2012 was $1.0 billion. The weighted average months to maturity for all of our non-Agency CMBS (including IO securities) as of June 30, 2012 is 66 months with 68% having origination dates as 2009 or later, 12% between 2000 and 2005, and the remainder prior to 2000.

The following table presents the fair value and related unrealized gain (loss) and associated borrowings, including both recourse and non-recourse financings, for our non-Agency CMBS and CMBS IO by investment rating as of June 30, 2012:

	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Unrealized Gain (Loss)	Related Borrowings	Fair Value	Unrealized Gain (Loss)	Related Borrowings
AAA	$164,930	$9,343	$141,982	$65,990	$2,389	$51,101
AA	58,580	3,705	46,794	—	—	—
A	248,065	8,972	200,513	—	—	—
Below A/Not Rated	3,293	(1,245)	—	—	—	—
	$474,868	$20,775	$389,289	$65,990	$2,389	$51,101

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of June 30, 2012:

(amounts in thousands)	Market Value of Collateral	Percentage
Florida	$72,351	13.3%
California	66,604	12.2%
Texas	66,343	12.2%
New York	32,606	6.0%
North Carolina	30,238	5.5%
Remaining states (not exceeding 5.5% individually)	277,350	50.8%
	$545,492	100.0%

Please also refer to “Net Interest Income – Non-Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our non-Agency MBS.

Derivative Assets and Liabilities

As of June 30, 2012 and December 31, 2011, our derivative instruments consisted entirely of interest rate swap agreements in which we pay an agreed upon fixed rate of interest on a monthly basis and receive a variable rate of interest based on 1-month LIBOR for interest rate swap agreements designated as cash flow hedges and based on 3-month LIBOR for interest rate swap agreements designated as trading. Our primary use for interest rate swap agreements is to hedge our exposure to increases in interest rates resulting from the repurchase agreements we use to fund our investment purchases. As such, we have increased our volume of interest rate swap activity to compensate for the growth in our repurchase agreement borrowings used to fund our investment portfolio. The notional amount outstanding for our interest rate swap agreements as of June 30, 2012 is $1,512.0 million with a weighted average fixed rate swapped of 1.53% compared to a notional amount outstanding of $1,092.0 million with a weighted average fixed rate swapped of 1.58% as of December 31, 2011. Included in the balance as of June 30, 2012 are seven interest rate swaps with a combined notional balance of $275.0 million and a weighted average pay-fixed rate of 1.62% which are not effective until 2013. During the first six months of 2012, we entered into fifteen additional interest rate swaps with a combined notional amount of $495.0 million, a weighted average pay-fixed rate of 1.33%, and a weighted average term until maturity of approximately 72 months. As the weighted average life of our investments financed with repurchase agreements increases, we generally enter into interest rate swaps with a longer term to hedge the interest rate risk on the repurchase agreement financing anticipated for the future. As such, because the composition of our portfolio is one of the factors determining our current and anticipated repurchase agreement financing, the tenor of our interest rate swaps is indirectly tied to the duration of our investment portfolio. Accordingly, if we continue to add CMBS to our investments at similar proportions, we are likely to add interest rate swaps with longer tenors as the anticipated duration of financing for our overall portfolio extends.

Our derivative liabilities designated as cash flow hedging instruments ("cash flow hedges") had a net fair value of $(36.6) million as of June 30, 2012 compared to ($25.5) million as of December 31, 2011. Changes in the fair value of cash flow hedges that are the result of the effective portion of the hedge relationship are recorded in other comprehensive income and later reclassified into the statement of income within "interest expense" in the same period during which the hedged transaction affects earnings.  For the three and six months ended June 30, 2012, our interest rate swap expense from cash flow hedges recognized in our consolidated statement of income was $3.5 million and $6.8 million, respectively, compared to $3.1 million and $4.9 million for the three and six months ended June 30, 2011, respectively, and these increases in expense are primarily related to the increase in the notional amount of our derivative instruments outstanding during the three and six ended June 30, 2012 compared to the same periods in 2011. The expenses related to our hedging ineffectiveness on our cash flow hedges that are reported in the related period's statement of income within "other income (expense), net" for the three and six months ended June 30, 2012 were $0.1 million and $0.1 million, respectively, and immaterial for the three and six months ended June 30, 2011.

Three of our interest rate swaps included within derivative liabilities on our consolidated balance sheets are designated as trading instruments and had a fair value of $(2.7) million as of June 30, 2012 compared to $(2.5) million as of December 31, 2011. For the three and six months ended June 30, 2012, we recognized in our consolidated statement of income a loss of $0.5 million and $0.6 million, respectively, related to these trading swaps, which includes the change in their fair value as well as the net interest payments made on these trading swaps compared to a loss of $0.9 million and $1.2 million for the three and six months ended June 30, 2011, respectively.

Repurchase Agreements

Repurchase agreements increased a net $1,018.1 million from December 31, 2011 to June 30, 2012 primarily due to additional borrowings to finance our purchases of investments during the three and six months ended June 30, 2012.  Please refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of the Quarterly Report on Form 10-Q as well as “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

A portion of our repurchase agreement financing is collateralized by securitization financing bonds that were issued in the past by one of our wholly-owned subsidiaries and then were subsequently purchased ("redeemed") through a different wholly-owned subsidiary. Although these bonds are legally outstanding, the balances are eliminated on a consolidated basis in accordance with GAAP and are therefore not included in the "non-recourse collateralized financing" balances shown on our consolidated balance sheet because the issuing trust is included in the Company’s consolidated financial statements. The additional repurchase agreement borrowings collateralized by these redeemed bonds were used to finance the bond redemption as well as to purchase additional investments.  The following tables summarizes the par and fair values of these redeemed bonds used as collateral for repurchase agreement financing as of the periods presented:

	June 30, 2012
Collateral Type	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Single-family mortgage loans	$19,804	$17,829	$15,973
Commercial mortgage loans	32,441	32,566	25,333
	$52,245	$50,395	$41,306

	December 31, 2011
Collateral Type	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Single-family mortgage loans	$21,477	$18,616	$16,980
Commercial mortgage loans	49,220	49,256	43,482
	$70,697	$67,872	$60,462

Non-recourse Collateralized Financing

Our non-recourse collateralized financing decreased from December 31, 2011 to June 30, 2012 primarily because we paid off the balance of our TALF financing, which had a fixed interest rate of 2.7% and a remaining balance as of December 31, 2011 of $37.6 million, and replaced it with repurchase agreement financing, which currently has a variable interest rate of 1.49%.

Shareholders’ Equity

Shareholders’ equity increased during the six months ended June 30, 2012 primarily because of our issuance of 14.0 million shares of our common stock, which resulted in proceeds of $123.8 million, net of issuance costs, as well as a $35.8 million increase in our accumulated other comprehensive income from increasing fair values on our available-for-sale investments. Offsetting these increases, our interest rate swap hedges have decreased in fair value $(11.0) million since December 31, 2011. Additional increases in shareholders' equity resulted from net income of $35.3 million, partially offset by dividends declared on our common stock of $31.0 million.

Supplemental Investment Information

The tables below summarize the financial condition and net interest income of our investment portfolio by major category as of the dates presented:

	As of June 30, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$2,350,404	$2,162,480	$187,924	35.8%
Agency CMBS	328,757	225,099	103,658	19.7%
Agency CMBS IO	299,878	243,725	56,153	10.7%
Non-Agency RMBS	18,108	14,575	3,533	0.7%
Non-Agency CMBS	474,868	389,289	85,579	16.3%
Non-Agency CMBS IO	65,990	51,101	14,889	2.8%
Securitized mortgage loans	89,225	57,718	31,507	6.0%
Other investments	933	—	933	0.2%
Derivative assets (liabilities)	—	39,267	(39,267)	(7.5)%
Cash and cash equivalents	53,763	—	53,763	10.2%
Other assets/other liabilities	47,271	20,870	26,401	5.1%
	$3,729,197	$3,204,124	$525,073	100.0%

	As of December 31, 2011
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$1,577,250	$1,447,508	$129,742	34.9%
Agency CMBS	302,244	222,921	79,323	21.4%
Agency CMBS IO	85,665	67,441	18,224	4.9%
Non-Agency RMBS	15,270	12,195	3,075	0.8%
Non-Agency CMBS	354,070	296,739	57,331	15.4%
Non-Agency CMBS IO	51,756	38,883	12,873	3.5%
Securitized mortgage loans	113,703	79,001	34,702	9.3%
Other investments	1,018	—	1,018	0.3%
Derivative assets (liabilities)	—	27,997	(27,997)	(7.5)%
Cash and cash equivalents	48,776	—	48,776	13.1%
Other assets/other liabilities	32,441	18,159	14,282	3.9%
	$2,582,193	$2,210,844	$371,349	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades as of the reporting period, and non-recourse collateralized financing.  Associated financing for derivative instruments represents the fair value of the interest rate swap agreements in a liability position.

RESULTS OF OPERATIONS

The following discussion addresses significant activity in our Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011 and should be read in conjunction with the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I to this Quarterly Report on Form 10-Q and the Executive Overview contained within this Item 2.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	June 30,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$12,028	$2,179,151	2.33%	$12,636	$1,709,783	3.05%
Financing	(3,467)	(1,992,731)	(0.69)%	(2,537)	(1,563,993)	(0.65)%
Net interest income/spread	$8,561		1.64%	$10,099		2.40%

Agency CMBS	$2,996	$309,074	3.69%	$2,349	$246,143	3.79%
Financing	(1,338)	(254,963)	(2.08)%	(988)	(174,223)	(2.25)%
Net interest income/spread	$1,658		1.61%	$1,361		1.54%

Agency CMBS IO	$3,157	$267,151	5.06%	$259	$10,888	6.66%
Financing	(663)	(218,978)	(1.20)%	(23)	(6,992)	(1.32)%
Net interest income/spread	$2,494		3.86%	$236		5.34%

Total Agency MBS	$18,181	$2,755,376	2.75%	$15,244	$1,966,814	3.17%
Total financing	(5,468)	(2,466,672)	(0.88)%	(3,548)	(1,745,208)	(0.81)%
Total net interest income/spread: Agency MBS	$12,713		1.87%	$11,696		2.36%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

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

Our interest income from Agency MBS increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to our purchases of $1,084.5 million of Agency RMBS and $380.4 million of Agency CMBS (including premiums for Agency CMBS IOs) subsequent to June 30, 2011.

Offsetting the benefit of these purchases, our interest income and effective yield on Agency MBS were negatively impacted during the three months ended June 30, 2012 by decreases in weighted average coupons on Agency RMBS and Agency CMBS as well as an increase in our net premium amortization. The weighted average coupons for the three months ended June 30, 2012 were 3.95% and 5.19% for Agency RMBS and Agency CMBS, respectively, compared to 4.42% and 6.28% for the three months ended June 30, 2011, respectively. The decline in weighted average coupon for Agency RMBS is primarily the result of purchases in the second quarter of 2012 of newer issue Hybrid ARMs and resets in the coupon rates over the last twelve months in our Agency ARMs. The decline in weighted average coupon for Agency CMBS is primarily the result of purchases of investments with lower coupons over the last twelve months.

Net premium amortization increased $12.3 million to $18.5 million for the three months ended June 30, 2012 compared to $6.3 million for the three months ended June 30, 2011. This increase in net premium amortization is due primarily to purchases of higher-priced Agency MBS, particularly Agency CMBS IO securities, and to a lesser extent, an increase in our forecasted prepayment speeds on our Agency RMBS.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $1.6 million to $2.7 million for the three months ended June 30, 2012 from $1.1 million for the three months ended June 30, 2011.  This is due to the $721.5 million increase in our average balance of financing due to our use of increased repurchase agreement borrowings to finance our Agency MBS purchases over the past 12 months.  In addition, the average rate on the repurchase agreements (excluding interest rate swap expense) increased to 0.44% for the three months ended June 30, 2012 from 0.26% for the three months ended June 30, 2011. This higher cost of financing is indicative of the higher risk profiles for the newer Agency CMBS and CMBS IO investments added to our portfolio as well as the current conditions in the repurchase agreement market as discussed previously under "Trends and Recent Market Impacts" in the "Executive Overview" of this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Our financing costs for Agency MBS shown in the table above for the three months ended June 30, 2012 includes $2.7 million of interest expense related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $2.4 million of interest rate swap expense for the three months ended June 30, 2011.  Since June 30, 2011, we have entered into additional interest rate swap agreements designated as cash flow hedges with a combined notional amount, net of matured swaps, of $505.0 million.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	June 30,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$247	$17,065	5.60%	$192	$12,671	6.23%
Financing	(59)	(12,722)	(1.82)%	(27)	(9,231)	(1.19)%
Net interest income/spread	$188		3.78%	$165		5.04%

Non-Agency CMBS	$5,914	$390,599	5.81%	$3,592	$235,474	6.06%
Financing	(2,146)	(317,672)	(2.73)%	(1,628)	(203,605)	(3.18)%
Net interest income/spread	$3,768		3.08%	$1,964		2.88%

Non-Agency CMBS IO	$1,177	$64,442	7.64%	$46	$3,088	3.39%
Financing	(211)	(51,432)	(1.62)%	(8)	(2,502)	(1.31)%
Net interest income/spread	$966		6.02%	$38		2.08%

Total non-Agency MBS	$7,338	$472,106	6.05%	$3,830	$251,233	6.04%
Total financing	(2,416)	(381,826)	(2.55)%	(1,663)	(215,338)	(3.07)%
Total net interest income/spread: non-Agency MBS	$4,922		3.50%	$2,167		2.97%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

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

Our interest income from non-Agency MBS increased by $3.5 million to $7.3 million for the three months ended June 30, 2012 compared to $3.8 million for the three months ended June 30, 2011. The increase is due to a higher average balance as a result of purchases of $309.8 million of these investments subsequent to June 30, 2011. The effective yields on the non-Agency MBS portfolio remained stable at approximately 6.05% for the three months ended June 30, 2012. Over the last twelve months we have added non-Agency CMBS IO at higher effective yields and non-Agency CMBS at comparable yields. More recently, however, with respect to potential new investments, effective yields have declined and net interest spreads have narrowed as non-Agency MBS have increased in price.

The majority of our interest expense on non-Agency MBS is from the repurchase agreements used to finance these purchases. Our interest expense from repurchase agreements collateralized by non-Agency MBS increased to $1.4 million (excluding interest rate swap expense) for the three months June 30, 2012 compared to $0.4 million for the three months ended June 30, 2011, an increase driven not only by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases, but also by the increase in the average financing rate for these repurchase agreements which increased 43 basis points to 1.54% for the three months ended June 30, 2012 from 1.11% for the three months ended June 30, 2011.

Interest expense shown in the table above for non-Agency CMBS of $2.1 million and $1.6 million for the three months ended June 30, 2012 and June 30, 2011, respectively, includes $0.8 million and $0.6 million, respectively, of interest expense for interest rate swaps related to repurchase agreement financing for non-Agency CMBS. Overall, the financing costs (including interest rate swap expense) for non-Agency MBS decreased 52 basis points for the three months ended June 30, 2012 from the three months ended June 30, 2011. This is because the interest rate swap expense related to repurchase agreements collateralized by non-Agency MBS has not increased proportionately as much as the average balance of repurchase agreement borrowings collateralized by non-Agency MBS. The additional interest rate swap agreements we have added since June 30, 2011 have been entered into as hedges to our repurchase agreement borrowings collateralized by Agency MBS.

Other Revenues and Expenses

Gain on sale of investments, net. During the three months ended June 30, 2012, we liquidated a securitized mortgage loan with an amortized cost basis of $3.6 million for which we recorded a gain of $1.9 million. In addition, we sold our remaining interests in senior unsecured debt of Freddie Mac that we had acquired in the first quarter of 2012, recording an additional gain of $0.7 million during the three months ended June 30, 2012.

Fair value adjustments, net. For the three months ended June 30, 2012, our fair value adjustments, net of $0.1 million consist of unrealized gains of $0.6 million related to the changes in fair value of our Agency CMBS designated as trading securities partially offset by unrealized losses of $0.5 million related to the changes in fair value of our derivative instruments designated as trading securities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 increased approximately $0.7 million compared to the three months ended June 30, 2011. The majority of this increase is primarily related to additional $0.6 million in salary and related benefits. Our general and administrative expenses as a percentage of average shareholders' equity remained at 2.3% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Six Months Ended
	June 30,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$24,568	$1,956,703	2.50%	$21,987	$1,429,082	3.11%
Financing	(6,316)	(1,784,488)	(0.70)%	(3,911)	(1,309,663)	(0.60)%
Net interest income/spread	$18,252		1.80%	$18,076		2.51%

Agency CMBS	$5,733	$303,666	3.67%	$4,505	$238,866	3.76%
Financing	(2,533)	(249,994)	(2.00)%	(1,887)	(170,030)	(2.21)%
Net interest income/spread	$3,200		1.67%	$2,618		1.55%

Agency CMBS IO	$4,806	$207,213	4.88%	$270	$5,668	7.64%
Financing	(1,039)	(169,250)	(1.21)%	(23)	(3,516)	(1.32)%
Net interest income/spread	$3,767		3.67%	$247		6.32%

Total Agency MBS	$35,107	$2,467,582	2.84%	$26,762	$1,673,616	3.22%
Total financing	(9,888)	(2,203,732)	(0.89)%	(5,821)	(1,483,209)	(0.78)%
Total net interest income/spread: Agency MBS	$25,219		1.95%	$20,941		2.44%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

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

Our interest income from Agency MBS for the six months ended June 30, 2012 increased compared to the six months ended June 30, 2011 due to our purchases of $1,464.9 million in Agency MBS during the past twelve months.

Offsetting the benefit of these purchases, our interest income and effective yields on Agency MBS were negatively impacted during the six months ended June 30, 2012 by decreases in weighted average coupons on Agency RMBS and Agency CMBS as well as an increase in our net premium amortization. The weighted average coupons for the six months ended June 30, 2012 were 4.11% and 5.19% for Agency RMBS and Agency CMBS, respectively, compared to 4.42% and 5.38% for the six months ended June 30, 2011, respectively. The decline in weighted average coupon for Agency RMBS is primarily the result of purchases of newer issue Hybrid ARMs and resets in the coupon rates over the last twelve months in our Agency ARMs. The decline in weighted average coupon for Agency CMBS is primarily the result of purchases of investments with lower coupons over the last twelve months.

Net premium amortization increased $19.9 million to $29.6 million for the six months ended June 30, 2012 compared to $9.7 million for the six months ended June 30, 2011. This increase in net premium amortization is due primarily to purchases of higher-priced Agency MBS, particularly Agency CMBS IO securities, and to a lesser extent, an increase in our forecasted prepayment speeds.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $2.6 million to $4.6 million for the six months ended June 30, 2012 from $2.0 million for the six months ended June 30, 2011.  This is due to the $720.5 million increase in our average balance of financing due to our use of increased repurchase agreement borrowings to finance our Agency

MBS purchases over the past 12 months.  In addition, the average rate on the repurchase agreements (excluding interest rate swap expense) increased to 0.41% for the six months ended June 30, 2012 from 0.27% for the six months ended June 30, 2011. This higher cost of financing is indicative of the higher risk profiles for the newer Agency CMBS and CMBS IO investments added to our portfolio as well as the current conditions in the repurchase agreement market as discussed previously under "Trends and Recent Market Impacts" in the "Executive Overview" of this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Our financing costs for Agency MBS shown in the table above for the six months ended June 30, 2012 includes $5.3 million of interest expense related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $3.8 million of interest rate swap expense for the six months ended June 30, 2011.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Six Months Ended
	June 30,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$475	$16,367	5.70%	$396	$13,756	5.82%
Financing	(112)	(12,022)	(1.84)%	(64)	(10,422)	(1.24)%
Net interest income/spread	$363		3.86%	$332		4.58%

Non-Agency CMBS	$12,017	$371,475	5.82%	$7,075	$237,316	6.00%
Financing	(4,311)	(302,759)	(2.81)%	(3,182)	(204,322)	(3.11)%
Net interest income/spread	$7,706		3.01%	$3,893		2.89%

Non-Agency CMBS IO	$2,383	$59,201	8.18%	$50	$1,851	4.00%
Financing	(385)	(46,382)	(1.64)%	(10)	(1,496)	(1.32)%
Net interest income/spread	$1,998		6.54%	$40		2.68%

Total non-Agency MBS	$14,875	$447,043	6.13%	$7,521	$252,923	5.97%
Total financing	(4,808)	(361,163)	(2.63)%	(3,256)	(216,240)	(3.01)%
Total net interest income/spread: non-Agency MBS	$10,067		3.50%	$4,265		2.96%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses.

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

Our interest income from non-Agency MBS increased by $7.4 million to $14.9 million for the six months ended June 30, 2012 compared to $7.5 million for the six months ended June 30, 2011. The increase is due to a higher average balance as a result of purchases of $309.8 million of these investments subsequent to June 30, 2011. As shown in the table above, the effective yield on our non-Agency MBS portfolio increased 16 basis points for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as we have been able to add non-Agency CMBS IO over the past twelve months which have generally had more attractive effective yields. More recently, however, with respect to potential new investments, effective yields have declined and net interest spreads have narrowed as non-Agency MBS have increased in price.

Our interest expense from repurchase agreements collateralized by non-Agency MBS increased to $2.7 million (excluding interest rate swap expense) for the six months June 30, 2012 compared to $0.9 million for the six months ended June 30, 2011, an increase driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases.  In addition to the increased average balance, the average rate on these repurchase agreements (excluding interest rate swap expense) increased 39 basis points to 1.56% for the six months ended June 30, 2012 from 1.17% for the six months ended June 30, 2011. This higher cost of financing is indicative of the higher risk profiles for the newer non-Agency CMBS and CMBS IO.

For the six months ended June 30, 2012 and June 30, 2011, interest expense shown in the table above for non-Agency CMBS of $4.3 million and $3.2 million, respectively, includes $1.5 million and $1.1 million, respectively, of interest expense for interest rate swaps related to repurchase agreement financing for non-Agency CMBS. Overall, the financing costs (including interest rate swap expense) for non-Agency MBS decreased 38 basis points for the six months ended June 30, 2012 from the six months ended June 30, 2011. This is because the interest rate swap expense related to repurchase agreements collateralized by non-Agency MBS has not increased proportionately as much as the average balance of repurchase agreement borrowings collateralized by non-Agency MBS. The additional interest rate swap agreements we have added since June 30, 2011 have been entered into as hedges to our repurchase agreement borrowings collateralized by Agency MBS.

Other Revenues and Expenses

Gain on sale of investments, net. During the six months ended June 30, 2012, we liquidated a securitized mortgage loan with an amortized cost basis of $3.6 million for which we recorded a gain of $1.9 million. In addition, we purchased a $105.0 million interest in senior unsecured debt of Freddie Mac during the first quarter of 2012 that we subsequently sold during the six months ended June 30, 2012 for a gain of $1.1 million.

Fair value adjustments, net. For the six months ended June 30, 2012, our fair value adjustments, net of $(0.1) million consist of unrealized losses of $(0.6) million related to the changes in fair value of our derivative instruments designated as trading securities partially offset by unrealized losses of $0.5 million related to changes in fair value of our Agency CMBS designated as trading securities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 increased approximately $1.8 million compared to the six months ended June 30, 2011. The majority of this increase is primarily related to additional $1.2 million in salary and related benefits with the remaining increase of $0.6 million related to corporate expenses.

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

Repurchase Agreements

The following table presents certain quantitative information regarding our short-term borrowings (excluding interest rate swap expense) under repurchase agreements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2012	2011	2012	2011
Average balance outstanding	$2,885,215	$1,950,438	$2,616,631	$1,693,993
Weighted average borrowing rate (excluding interest rate swap expense)	0.60%	0.48%	0.58%	0.52%
Maximum balance outstanding	$3,112,966	$2,157,195	$3,112,966	$2,157,195

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of repurchase agreement borrowings, we seek to maintain lending arrangements with multiple counterparties. As of June 30, 2012, we had 26 repurchase agreement counterparties and $3.1 billion in repurchase agreement borrowings outstanding with 20 of those counterparties at a weighted average borrowing rate of 0.62%.  As of December 31, 2011, we had $2.1 billion outstanding with 20 counterparties at a weighted average borrowing rate of 0.61%.

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the excess of the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following table presents the five counterparties with whom the Company had the greatest amounts of equity at risk as of June 30, 2012:

	June 30, 2012
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Securities LLC	$229,656	$57,376
Bank of America Securities LLC	473,937	52,320
Credit Suisse Securities LLC	222,524	42,302
JP Morgan Securities, LLC	83,658	17,323
Deutsche Bank Securities	157,660	7,822
Remaining counterparties	1,944,489	107,696
	$3,111,924	$284,839

For our repurchase agreement borrowings, we are required to post margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut". The amount of haircut posted, particularly for non-Agency MBS, is based on the quality and type of collateral being pledged. Because we have increased our investments in both Agency and non-Agency CMBS IO investments, our weighted average haircut has increased from 5.5% as of December 31, 2011 to 6.5% as of June 30, 2012 for repurchase agreements collateralized by Agency MBS and from 16.9% to 19.1%, respectively, for repurchase agreements collateralized by non-Agency MBS. The increase in haircut since December 31, 2011 is due to the advance rates under repurchase agreement financing being lower for CMBS IO investments than for other MBS.

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

Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions.  Additionally, values in Agency RMBS will also decline from the payment delay feature of those securities.  Agency RMBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency RMBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because these securities are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS.  This causes a temporary use of our resources to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

In order to manage our exposure to margin calls from fluctuations in values of our collateral pledged, we attempt to maintain cash and other liquid instruments in amounts management believes is sufficient to meet any margin call.   As of June 30, 2012, we had $180.4 million in unencumbered cash and unpledged Agency MBS.  In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by a lower targeted debt-to-equity ratio as discussed further below.

We believe monitoring and maintaining our debt-to-equity ratios is important to managing our liquidity.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of three to nine times our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than seven times our invested equity capital and up to ten times our equity capital invested in Agency and non-Agency MBS.  Our current target is up to nine times our invested equity capital in Agency MBS and up to five times our invested equity capital in non-Agency MBS, and based on our investment portfolio as of June 30, 2012, our overall leverage target is six times our invested equity capital. We also attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all.

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

We are also subject to margin calls on our outstanding interest rate swap agreements. Under our agreements with counterparties, we and the counterparty have the right to require collateral to be posted as credit support for performance under the respective interest rate swap agreement. The collateral typically can be in the form of cash, Agency MBS or Treasury securities. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of June 30, 2012, we had Agency MBS with a fair value of $33.4 million posted as credit support under the agreements compared to Agency MBS with a fair value of $29.1 million as of December 31, 2011. No collateral had been posted to us for either period.

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

In addition to market related issues, the Federal Reserve Bank of New York along with certain industry participants have issued a report on the structure of the repurchase agreement market. The report makes recommendations for reforming the repurchase agreement market to address potential systemic risk concerns associated with the infrastructure supporting the tri-party repurchase agreement market. The report focuses primarily on the settling and clearing mechanisms of the repurchase agreement market and the two primary clearing banks, J.P. Morgan and Bank of New York Mellon. It is unclear if these recommendations or any subsequent recommendations will have any impact on our ability to borrow using repurchase agreements or increase the cost of borrowing under these agreements.

 Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  As of December 31, 2011, we had an estimated net operating loss carryfoward of $143.0 million. We may utilize our NOL carryforward to offset our REIT distribution requirements, subject to limitations as discussed further below.  This would allow us to retain capital and increase our liquidity by reducing or eliminating our dividend payout to common shareholders.
As a result of our common stock offering in February 2012, we have incurred an “ownership change” under Section 382. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize an NOL carryforward to offset its taxable income (and, in our case, after taking the REIT distribution requirements into account) becomes limited to a certain amount per year. For purposes of Section 382, an ownership change occurs if over a rolling three-year period, the percentage of the company stock owned by 5% or greater shareholders has increased by more than 50 percentage points over the lowest percentage of common stock owned by such shareholders during the three year period. Based on management's analysis and expert third-party advice, which necessarily includes certain assumptions regarding the characterization under Section 382 of our use of capital raised by us, we determined that the ownership change under Section 382 will limit our ability to use our NOL carryforward to offset our taxable income to an estimated maximum amount of $13.4 million per year. The NOL carryforward expires substantially beginning in 2019.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2012:

(amounts in thousands)	Payments due by period
Contractual Obligations:(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements	$3,111,924	$3,111,924	$—	$—	$—
Securitization financing (2)	32,145	7,628	13,494	7,268	3,755
Operating lease obligations	576	149	271	87	69
Total	$3,144,645	$3,119,701	$13,765	$7,355	$3,824

(1)	Amounts presented exclude interest on the related obligations.

(2)
Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral.  Payments due by period were estimated based on the principal repayments forecasted for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

In addition, we had contractual commitments under interest rate swap agreements as of June 30, 2012. These agreements were for a total notional amount of $1,512.0 million, had a weighted average rate of 1.53% and a weighted average term of 46 months.
Off-Balance Sheet Arrangements

As of June 30, 2012, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

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

We make forward-looking statements in this Quarterly Report on Form 10-Q regarding:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns;

•	Our financing and hedging strategy, including our target leverage ratios;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investment portfolio;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of and restrictions on using our tax NOL carryfoward;

•	The status of pending litigation, including the settlement of pending litigation and the terms of such settlement;

•	Estimates of future interest expenses related to the Company's derivatives designated as hedging instruments;

•	Market, industry and economic trends; and

•	Interest rates.

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

•	the cost and availability of financing;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	government initiatives to support the U.S financial system and U.S. housing and real estate markets;

•	GSE reform or other government policies and actions; and

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks.  We do not seek to avoid risk completely, but rather, we attempt to manage these risks while earning an acceptable risk-adjusted return for our shareholders.

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk. Interest rate risk arises primarily because that the maturities of our assets are generally longer than those of our liabilities and because our adjustable rate assets may have limits or caps on the amount that an interest rate may reset. Interest rate risk impacts our net interest income and the market value of our investments (and therefore our book value). Specifically, interest rate risk arises from changes in the absolute level of rates, changes in the shape/slope of interest rate curves, and changes in the relationships between short-term and long-term rates.  We attempt to manage our exposure to changes in interest rates by investing in shorter duration instruments and managing our investment portfolio within risk tolerances set by our Board of Directors.  Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration could drift outside of our target range due to changes in market conditions, interest rates, market spreads, and activity in our investment portfolio.  We will use interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as the related investments.  Interest rate swap agreements generally result in interest savings in a rising interest rate environment when the current market interest rate we receive on the swap (which generally is equal to one-month LIBOR) rises higher than the stated fixed rate we pay on the notional amount for each interest rate swap agreement.  Alternatively, a declining or stable interest rate environment generally results in interest expense equal to the difference between the stated fixed rate we pay less the current market interest rate we receive. Because we use leverage to support our investment portfolio, changes in interest rates can be disproportionately favorable or unfavorable on our results of operations and our book value.

Interest rate risk also arises from changes in market credit spreads reflecting the perceived riskiness of assets relative to risk-free rates (e.g., swap rates and mortgage rates relative to the Treasury securities rates).  Increases in market credit spreads with no corresponding change in the underlying risk-free rate will result in a reduction in the value of our investments. We do not attempt to hedge credit spread risk but rather try to manage it by investing in assets that we believe have less volatility.

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

The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency MBS portfolio as of June 30, 2012:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	69.1%	1.0%	0.5%
>10.0% to 11.0%	25.2%	2.0%	15.6%
>11.0% to 12.1%	5.7%	5.0%-6.0%	83.9%
	100.0%		100.0%

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The table below shows the sensitivity of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, and including all derivative instruments) as they existed as of June 30, 2012 based on an instantaneous parallel shift in market interest rates as set forth in the table. The "percentage change in projected net interest income" included in the table below is based on the projected net income on the investment portfolio over the next twenty-four months.  The projections are based upon a variety of assumptions including investment prepayment speeds, credit performance, and the availability of financing over the projection period.

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

	June 30, 2012
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value(2)

+100	(0.5)%	(1.2)%
+50	(2.4)%	(5.8)%
0	—%	—
-50	4.4%	5.2%
-100	5.6%	1.0%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

The table above is intended to demonstrate our sensitivity to interest rates based on our investments and associated financings and derivative instruments as of June 30, 2012.  The impact of changing interest rates on net interest income and market value of our investments can change significantly when interest rates change beyond the above levels or if market expectations of future interest rates begin to materially change.  In addition, other factors will impact the net interest income from and market value of our interest rate-sensitive investments and derivative instruments, such as whether we raise additional capital or change our investment allocations or strategies, changes in prepayment rates on our investments, the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material.

Prepayment and Reinvestment Risk

Prepayment risk is the risk of an early, unanticipated return of principal on an investment.  We are subject to prepayment risk from premiums paid on investments which we acquire. In general, purchase premiums on our investments are amortized as a reduction in interest income using the effective yield method under GAAP, adjusted for the actual and anticipated prepayment activity of the investment.  An increase in the actual or expected rate of prepayment will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

Prepayment risk results from both our RMBS and CMBS investments. Loans underlying our CMBS and CMBS IO securities generally have prepayment protection provisions, such as prepayment lock-outs or yield maintenance payment requirements.  The yield maintenance payment requirement generally creates an economic disincentive for the loans to prepay, thereby reducing the prepayments on the related securities, and also compensates us in the event that there are prepayments. As a result of prepayment lock-out and yield maintenance provisions, amortization of premiums on CMBS and CMBS IO securities is generally stable from period to period. However, there are no prepayment protections if the loan defaults and the loan is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Loans underlying our RMBS have no prepayment protection.

Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, and other factors beyond our control.  In addition, actions taken by the U.S. government could increase prepayments as discussed further in Item 2. Management's Discussion and Analysis under “Trends and Recent Market Impacts”.

The following table discloses the net premium (discount) by months until interest rate reset as well as the net premium (discount) as a percentage of par value (or notional value in the case of CMBS IO) for Agency and non-Agency MBS in our investment portfolio as of June 30, 2012 and December 31, 2011:

(amounts in thousands)	June 30, 2012			December 31, 2011
Agency:	RMBS	CMBS	CMBS IO	RMBS	CMBS	CMBS IO
0-12 months to reset	$30,348	$—	$—	$15,338	$—	$—
Greater than 12 months to reset	84,809	—	—	70,150	—	—
Fixed rate	5,656	22,412	295,046	(17)	21,627	86,358
Total premium, net	$120,813	$22,412	$295,046	$85,471	$21,627	$86,358
Par/notional balance	$2,216,357	$286,982	$4,543,349	$1,488,397	$266,952	$1,813,096
Premium, net as a % of par value	5.5%	7.8%	6.5%	5.7%	8.1%	4.8%

Non-Agency:
0-12 months to reset	$4	$—	$—	$(540)	$—	$—
Greater than 12 months to reset	—	—	—	—	—	—
Fixed rate	(855)	(19,105)	63,601	(463)	(13,865)	51,239
Total (discount) premium, net	$(851)	$(19,105)	$63,601	$(1,003)	$(13,865)	$51,239
Par/notional balance	$19,282	$473,198	$1,011,637	$17,119	$359,853	$906,202
(Discount) premium, net as a % of par value	(4.4)%	(4.0)%	6.3%	(5.9)%	(3.9)%	5.7%

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

The following table presents our non-Agency MBS by credit rating as of June 30, 2012:

	June 30, 2012
	CMBS	IOs	RMBS	Weighted average
AAA	34.7%	100.0%	41.3%	42.7%
AA	12.3%	—%	1.4%	10.5%
A	52.2%	—%	—%	44.4%
Below A or not rated	0.8%	—%	57.3%	2.4%

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

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Securities in our investment portfolio are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income if the securities are deemed available for sale, or fair value, net in our statement of operations if the securities are viewed as trading. Regardless of whether an investment is carried at fair value or at historical cost in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes, including maintaining appropriate collateral margins.
.  The estimated fair value of these securities fluctuates primarily due to changes in interest rates, market valuation of credit risks, and other factors. We attempt to manage this risk by managing our exposure to these factors. For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio given changes in market interest rates.

Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities.  In general, our repurchase agreements provide a source of uncommitted short-term financing that finances a longer-term asset, thereby creating a mismatch between the maturity of the asset and of the associated financing.  Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.

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

For further information, including how we attempt to mitigate liquidity risk and recent developments with respect to our liquidity position, please refer to Note 12 of the Unaudited Consolidated Financial Statements in Item 1 of Part I to this Quarterly Report on Form 10-Q; to “Highlights of Second Quarter and Third Quarter Outlook” and “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q; and to “Liquidity and Capital Resources” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax receivables for properties located in the county.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax receivables.   The Court granted class action status in this matter in August 2007.  In February 2011, as a result of motions filed by GLS, the Court refined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  As a result, the Court dismissed certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and related expenses were assessed by GLS in its collection efforts pursuant to prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claims against GLS. The claims made by plaintiffs that can be appealed include the legality of charging and recovering attorneys' fees and lien revival and filing costs from the class members. Plaintiff has not yet appealed the Court's ruling, but the Company expects them to do so. Plaintiffs have not enumerated their damages in this matter.

The Company, GLS, and Allegheny County are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania. The proposed class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, or prothonotary fees and who sustained economic damages on and after August 14, 2003, in connection with attempts to collect delinquent real estate taxes. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and / or Allegheny County are an unconstitutional taking of private property.  The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. The same class previously filed substantially the same lawsuit in 2004 against GLS and Allegheny County, and GLS's Motion for Summary Judgment is pending in that action.  The Company believes the claims are without merit and intends to defend against them vigorously.

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in the Fifth Court of Appeals in Dallas.  The matter was initially filled in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The appeal seeks to overturn a judgment rendered by the trial court in the favor of the Company and DCI. Specifically, Plaintiffs are seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million. They also seek reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160 million “master” loan commitment. Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2.1 million. Alternatively, Plaintiffs seek a new trial. Even if Plaintiffs were to be successful on appeal, management does not believe the Company would be obligated for any amounts awarded against DCI.

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

RISK FACTORS

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

Our future use of our tax NOL carryforward is limited under Section 382 of the Code, which could result in higher taxable income and greater distribution requirements in order to maintain our REIT status. Further, if we unknowingly incur another ownership change pursuant to Section 382, or miscalculate the limitations imposed by a known ownership change, and utilize an impermissible amount of the NOL, we may fail to meet the distribution requirements of a REIT and therefore we could lose our REIT status.

We can use our tax NOL carryforward to offset our taxable earnings after taking the REIT distribution requirements into account. Section 382 of the Code limits the amount of NOL that could be used to offset taxable earnings after an “ownership change” occurs. A Section 382 ownership change generally occurs if one or more shareholders who own at least 5% of our stock, or certain groups of shareholders, increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.

Our public offering of common stock in February 2012 resulted in an ownership change. Based on management's analysis and expert third-party advice, which necessarily includes certain assumptions regarding the characterization under Section 382 of our use of capital raised by us, we determined that the ownership change under Section 382 will limit our ability to use our NOL carryforward to offset our taxable income to an estimated maximum amount of $13.4 million per year. Because NOLs generally may be carried forward for up to 20 years, this annual limitation may effectively limit the cumulative amount of pre-ownership change losses, including certain recognized built-in losses, that we may utilize. This would result in higher taxable income and greater distribution requirements in order to maintain REIT qualification than if such limitation were not in effect.

We may incur additional ownership changes under Section 382 in the future, in which case the use of our NOL could be further limited. Future issuances or sales of our stock (including transactions involving our stock that are out of our control) could result in an ownership change under Section 382. If further ownership changes occur, Section 382 would impose stricter annual limits on the amount of pre-ownership change NOLs and other losses we could use to reduce our taxable income.

While we believe we have complied with Section 382, if we unknowingly incur another ownership change under Section 382, or miscalculate the limitations imposed by a known ownership change, the use of the NOL could be limited more than we have determined and we may utilize (or may have utilized) more of the NOL than we otherwise may have been allowed. In such an instance we may be required to pay taxes, penalties and interest on the excess amount of NOL used, or we may be required to declare a deficiency dividend to our shareholders for the excess amount. In addition, if any impermissible use of the NOL led to a failure to comply with the REIT distribution requirements, we could fail to qualify as a REIT. For a discussion of the risks associated with failing to qualify as a REIT, please see the section entitled “Risks Related to Regulatory and Legal Requirements-Risks Specific to Our REIT Status” beginning on page 20 of our annual report on Form 10-K for the year ended December 31, 2011.

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
3.1.1
Articles of Amendment to the Restated Articles of Incorporation, effective July 30, 2012 (incorporated herein by reference to Exhibit 3.1.1 to Dynex's Registration Statement on Form 8-A filed August 1, 2012).

3.2	Amended and Restated Bylaws, effective August 1, 2012 (incorporated herein by reference to Exhibit 3.2 to Dynex's Current Report on Form 8-K filed August 3, 2012).
10.21
Underwriting Agreement, dated January 27, 2012, by and among Dynex Capital, Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JMP Securities LLC (incorporated herein by reference to Exhibit 1.1 to Dynex's Current Report on Form 8-K filed January 31, 2012).

10.22
Underwriting Agreement, dated July 25, 2012, by and among Dynex Capital, Inc., J.P. Morgan Securities LLC, Barclays Capital Inc. and Jefferies & Company, Inc. (incorporated herein by reference to Exhibit 1.1 to Dynex's Current Report on Form 8-K filed July 30, 2012).

10.23
Master Repurchase and Securities Contract dated as of August 6, 2012 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.23 to Dynex's Current Report on Form 8-K filed August 8, 2012).

10.24
Guarantee Agreement dated as of August 6, 2012 by Dynex Capital, Inc. in favor of Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.24 to Dynex's Current Report on Form 8-K filed August 8, 2012).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 8, 2012	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2012	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)