Form 10-Q/A
period 2012-06-30
DYNEX CAPITAL INC
filed 2012-08-21
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q/A
Amendment No. 1

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1549373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia	23060-9245
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 of Dynex Capital, Inc. (the “Company”) filed on August 8, 2012 (the “Original Filing”) is being filed to correct certain inadvertent typographical errors in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of the Original Filing.

The Amendment corrects the following typographical errors related to decimal placement in the table disclosing the effect of various basis point changes in interest rates under the caption “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Changes in Interest Rates on Net Interest Income and Market Value”:

•For the 100 basis point increase in interest rate sensitivity on “percentage change in projected net interest income”, the Company erroneously disclosed a decrease of (0.5%) instead of a decrease of (5.4%);
•For the 50 basis point increase in interest rate sensitivity on “percentage change in projected market value”, the Company erroneously disclosed a decrease of (5.8%) instead of a decrease of (0.6%); and
•For the 50 basis point decrease in interest rate sensitivity on “percentage change in projected market value”, the Company erroneously disclosed an increase of 5.2% instead of an increase of 0.5%.

In addition, the Amendment corrects the caption of the second column of the table disclosing non-Agency MBS credit ratings under the caption “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” by changing the original caption of “IOs” to the amended caption of “CMBS IOs.”

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed. Accordingly, this Amendment should be read in conjunction with the Original Filing.

i

DYNEX CAPITAL, INC.
FORM 10-Q/A

ii

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

	June 30, 2012
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value(2)

+100	(5.4)%	(1.2)%
+50	(2.4)%	(0.6)%
0	—%	—
-50	4.4%	0.5%
-100	5.6%	1.0%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

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

The following table presents our non-Agency MBS by credit rating as of June 30, 2012:

	June 30, 2012
	CMBS	CMBS IOs	RMBS	Weighted average
AAA	34.7%	100.0%	41.3%	42.7%
AA	12.3%	—%	1.4%	10.5%
A	52.2%	—%	—%	44.4%
Below A or not rated	0.8%	—%	57.3%	2.4%

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

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 21, 2012	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 21, 2012	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)