Form 10-Q
period 2012-09-30
DYNEX CAPITAL INC
filed 2012-11-08
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Yes           ☐           No           ☑

On October 31, 2012, the registrant had 54,371,159 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Agency MBS (including pledged of $3,506,618 and $1,879,831, respectively)	$3,650,672	$1,965,159
Non-Agency MBS (including pledged of $569,016 and $415,195, respectively)	586,931	421,096
Securitized mortgage loans, net	77,748	113,703
Other investments, net	896	1,018
	4,316,247	2,500,976
Cash and cash equivalents	34,723	48,776
Principal receivable on investments	20,374	13,826
Accrued interest receivable	22,091	12,609
Other assets, net	11,595	6,006
Total assets	$4,405,030	$2,582,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,670,972	$2,093,793
Payable for securities pending settlement	12,567	—
Non-recourse collateralized financing	31,295	70,895
Derivative liabilities	46,496	27,997
Accrued interest payable	2,381	2,165
Accrued dividends payable	16,582	11,307
Other liabilities	6,806	4,687
Total liabilities	3,787,099	2,210,844
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 and no shares issued and outstanding, respectively ($57,500 aggregate liquidation preference)	55,407	—
Common stock, par value $.01 per share, 100,000,000 shares authorized; 54,368,714 and 40,382,530 shares issued and outstanding, respectively	544	404
Additional paid-in capital	759,647	634,683
Accumulated other comprehensive income (loss)	55,890	(3,255)
Accumulated deficit	(253,557)	(260,483)
Total shareholders' equity	617,931	371,349
Total liabilities and shareholders’ equity	$4,405,030	$2,582,193

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Agency MBS	$19,677	$14,898	$54,784	$41,660
Non-Agency MBS	7,577	4,442	22,452	11,963
Securitized mortgage loans	1,299	1,773	4,330	5,953
Other investments	21	30	405	97
	28,574	21,143	81,971	59,673
Interest expense:
Repurchase agreements	9,166	5,305	23,673	13,493
Non-recourse collateralized financing	308	1,278	1,043	3,856
	9,474	6,583	24,716	17,349

Net interest income	19,100	14,560	57,255	42,324
Provision for loan losses	(110)	(300)	(170)	(750)
Net interest income after provision for loan losses	18,990	14,260	57,085	41,574

Litigation settlement and related costs	—	(8,240)	—	(8,240)
Loss on non-recourse collateralized financing	—	(1,970)	—	(1,970)
Gain on sale of investments, net	3,480	581	6,418	1,323
Fair value adjustments, net	(36)	(662)	(129)	(657)
Other income, net	(177)	(102)	350	84
General and administrative expenses:
Compensation and benefits	(1,699)	(1,106)	(5,276)	(3,447)
Other general and administrative	(1,391)	(1,229)	(3,959)	(3,261)
Net income	$19,167	$1,532	$54,489	$25,406
Preferred stock dividends	(814)	—	(814)	—
Net income to common shareholders	$18,353	$1,532	$53,675	$25,406
Weighted average common shares:
Basic	54,367	40,353	52,752	37,973
Diluted	54,368	40,353	52,752	37,974
Net income per common share:
Basic	$0.34	$0.04	$1.02	$0.67
Diluted	$0.34	$0.04	$1.02	$0.67
Dividends declared per common share	$0.29	$0.27	$0.86	$0.81
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$19,167	$1,532	$54,489	$25,406
Other comprehensive income:
Change in fair value of available-for-sale investments	44,905	7,145	80,671	13,310
Reclassification adjustment for amounts included in statement of income	(3,275)	(581)	(3,275)	(1,323)
Change in fair value of interest rate swaps	(11,073)	(18,251)	(28,853)	(31,974)
Reclassification adjustment for amounts included in statement of income	3,827	3,383	10,602	8,325
Other comprehensive income (loss)	34,384	(8,304)	59,145	(11,662)
Comprehensive income (loss)	53,551	(6,772)	113,634	13,744
Dividends declared on preferred stock	(814)	—	(814)	—
Comprehensive income (loss) to common shareholders	$52,737	$(6,772)	$112,820	$13,744

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net income	$53,675	$25,406
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(9,383)	(6,248)
Increase in accrued interest payable	216	161
Provision for loan losses	170	750
Gain on sale of investments, net	(6,418)	(1,323)
Loss on non-recourse collateralized financing	—	1,970
Fair value adjustments, net	129	657
Increase in litigation settlement and related costs reserve	—	7,861
Amortization and depreciation	58,999	22,312
Stock-based compensation expense	1,410	492
Cash payments on stock appreciation rights	(116)	—
Net change in other assets and other liabilities	(2,348)	1,564
Net cash and cash equivalents provided by operating activities	96,334	53,602
Investing activities:
Purchase of investments	(2,454,851)	(1,440,594)
Principal payments received on investments	34,038	344,649
Increase in principal receivable on investments	(6,548)	(6,566)
Proceeds from sales of investments	185,485	124,797
Principal payments received on securitized mortgage loans	459,380	32,655
Other investing activities	(3,001)	77
Net cash and cash equivalents used in investing activities	(1,785,497)	(944,982)
Financing activities:
Borrowings under repurchase agreements, net	1,577,943	819,503
Deferred borrowing costs paid	(825)	—
Principal payments on non-recourse collateralized financing	(39,773)	(2,094)
Proceeds from issuance of preferred stock	55,407	—
Proceeds from issuance of common stock	123,832	95,261
Dividends paid	(41,474)	(29,970)
Net cash and cash equivalents provided by financing activities	1,675,110	882,700

Net decrease in cash and cash equivalents	(14,053)	(8,680)
Cash and cash equivalents at beginning of period	48,776	18,836
Cash and cash equivalents at end of period	$34,723	$10,156
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$24,284	$16,411
See notes to unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2012.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  The Company follows the equity method of accounting for investments with greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. As of September 30, 2012 and December 31, 2011, the Company did not have any investments in which it owned less than a 50% interest in the voting equity.

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

Agency MBS. The Company accounts for its investment in Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of September 30, 2012, the majority of the Company's Agency MBS are designated as available-for-sale with the remainder designated as trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

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

Non-Agency MBS.  The Company accounts for its investment in non-Agency MBS in accordance with ASC Topic 320.  As of September 30, 2012, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.   Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired. Like Agency MBS, the Company generally intends to hold its investments in non-Agency MBS until maturity, but it may, from time to time sell any of these securities as part of the overall management of its business.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to materially impact the Company's financial condition or results of operations which are not effective as of the date of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012.

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

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method. The following table presents the calculation of the numerator and denominator for both basic and diluted net income per common share:

	Three Months Ended
	September 30,
	2012		2011
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income to common shareholders	$18,353	54,367,349	$1,532	40,353,219
Effect of dilutive stock options	—	866	—	82
Diluted	$18,353	54,368,215	$1,532	40,353,301
Net income per common share:
Basic		$0.34		$0.04
Diluted (1)		$0.34		$0.04

(1)
For the three months ended September 30, 2011, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2012		2011
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income to common shareholders	$53,675	52,751,763	$25,406	37,972,766
Effect of dilutive stock options	—	—	—	1,183
Diluted	$53,675	52,751,763	$25,406	37,973,949
Net income per common share:
Basic		$1.02		$0.67
Diluted (1)		$1.02		$0.67

(1)
For the nine months ended September 30, 2012 and September 30, 2011, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$2,627,300	$289,726	$—	$2,917,026
Unamortized premium	145,922	21,898	508,326	676,146
Unamortized discount	(14)	—	—	(14)
Amortized cost	2,773,208	311,624	508,326	3,593,158
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	32,315	20,843	10,880	64,038
Gross unrealized losses	(5,428)	(2)	(3,693)	(9,123)
Trading (recognized in income statement):
Gross unrealized gains	—	2,599	—	2,599
Total Agency MBS fair value:	$2,800,095	$335,064	$515,513	$3,650,672
Weighted average coupon	3.73%	5.20%	0.96%

(1)	The combined notional balance for the Agency CMBS IO securities is $9,251,338 as of September 30, 2012.

	December 31, 2011
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$1,488,397	$266,952	$—	$1,755,349
Unamortized premium	85,488	21,627	86,358	193,473
Unamortized discount	(17)	—	—	(17)
Amortized cost	1,573,868	288,579	86,358	1,948,805
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	10,787	11,746	350	22,883
Gross unrealized losses	(7,405)	—	(1,043)	(8,448)
Trading (recognized in income statement):
Gross unrealized gains	—	1,919	—	1,919
Total Agency MBS fair value:	$1,577,250	$302,244	$85,665	$1,965,159
Weighted average coupon	4.54%	5.20%	0.96%

(1)	The combined notional balance for the Agency CMBS IO securities is $1,813,096 as of December 31, 2011.

The Company purchased $1,707,077 of Agency RMBS and $477,774 of Agency CMBS, consisting principally of CMBS IOs, since December 31, 2011. Agency CMBS IOs are secured by excess interest payments on pools of multifamily housing mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. The IO securities have prepayment protection in the form of lock-outs and/or yield maintenance associated with the underlying loans.

As of September 30, 2012 and December 31, 2011, the amortized cost of Agency CMBS designated as trading was $27,687 and $28,119, respectively. The Company recognized a net unrealized gain for the three and nine months ended September 30, 2012 of $283 and $716 compared to $744 and $1,819 for the three and nine ended September 30, 2011, respectively, related to changes in fair value, which is included within “fair value adjustments, net” in the Company's consolidated statements of income. The Company also has derivatives designated as trading instruments, and the changes in their fair value are also included within "fair value adjustments, net". Please refer to Note 7 for additional information on these derivatives designated as trading instruments.

The following table presents certain information for those Agency MBS in an unrealized loss position as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Fair Value	Unrealized Loss	# of Securities	Fair Value	Unrealized Loss	# of Securities
Unrealized loss position for:
Less than one year	$392,903	$(4,281)	42	$680,101	$(6,765)	54
One year or more	323,732	(4,832)	35	160,544	(1,684)	27
	$716,635	$(9,113)	77	$840,645	$(8,449)	81

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2012 and December 31, 2011 were temporary.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$15,007	$452,975	$—	$467,982
Unamortized premium	—	2,726	93,096	95,822
Unamortized discount	(812)	(20,732)	—	(21,544)
Amortized cost	14,195	434,969	93,096	542,260
Gross unrealized gains	470	41,507	4,317	46,294
Gross unrealized losses	(424)	(1,194)	(5)	(1,623)
Fair value	$14,241	$475,282	$97,408	$586,931
Weighted average coupon	4.38%	4.64%	0.69%

(1)	The combined notional balance for the non-Agency CMBS IO securities is $2,252,064 as of September 30, 2012.

	December 31, 2011
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$17,119	$359,853	$—	$376,972
Unamortized premium	—	3,646	51,239	54,885
Unamortized discount	(1,003)	(17,511)	—	(18,514)
Amortized cost	16,116	345,988	51,239	413,343
Gross unrealized gains	507	11,806	893	13,206
Gross unrealized losses	(1,353)	(3,724)	(376)	(5,453)
Fair value	$15,270	$354,070	$51,756	$421,096
Weighted average coupon	4.41%	5.91%	1.24%

(1)	The combined notional balance for the non-Agency CMBS IO securities is $906,202 as of December 31, 2011.

All of the Company’s non-Agency MBS are designated as available-for-sale and are comprised primarily of investment-grade rated securities.  The Company has purchased $7,500 on non-Agency RMBS, $120,697 of non-Agency CMBS since December 31, 2011. In addition, the Company paid premiums of $48,812 for non-Agency CMBS IO securities.

The following table presents certain information for those non-Agency MBS that were in an unrealized loss position as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Fair Value	Unrealized Loss	# of Securities	Fair Value	Unrealized Loss	# of Securities
Unrealized loss position for:
Less than one year:	$4,351	$(120)	3	$153,974	$(5,075)	6
One year or more:	11,700	(1,504)	9	2,993	(379)	7
	$16,051	$(1,624)	12	$156,967	$(5,454)	13

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position as of September 30, 2012 and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of September 30, 2012.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The Company's securitized mortgage loans are pledged as collateral for its associated securitization financing bonds, which are discussed further in Note 9. Please also refer to Note 6 for disclosures related to impaired securitized mortgage loans and the related allowance for loans losses. The following table summarizes the components of securitized mortgage loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value (1)	$34,591	$43,007	$77,598	$68,029	$47,657	$115,686
Unamortized premium, net	—	644	644	—	770	770
Unamortized discount, net	(77)	—	(77)	(254)	—	(254)
Amortized cost	34,514	43,651	78,165	67,775	48,427	116,202
Allowance for loan losses	(150)	(267)	(417)	(2,268)	(231)	(2,499)
	$34,364	$43,384	$77,748	$65,507	$48,196	$113,703

(1)	Includes funds held by trustees.

The balance of the Company's securitized commercial mortgage loans has decreased since December 31, 2011 primarily due to principal payments, including amounts received on defeased loans, of $29,600.  The Company's securitized commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 69% of these securitized commercial mortgage loans are secured by multifamily properties. As of September 30, 2012 and December 31, 2011, the loan-to-value ratio based on original appraisal was 42% and 42%, respectively. There were no securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) and therefore on nonaccrual status on the Company's balance sheet as of September 30, 2012 compared to nonaccrual loans with an unpaid principal balance of $14,997 as of December 31, 2011.

The balance of the Company's securitized single-family mortgage loans have decreased since December 31, 2011 due to principal payments on the loans of $4,438. These single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.   As of September 30, 2012 and December 31, 2011, the current loan-to-value ratio based on original appraisal was approximately 44% and 46%, respectively. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of September 30, 2012 is $3,382 compared to $3,366 as of December 31, 2011. The Company continues accruing interest on any seriously delinquent securitized single-family mortgage loan so long as the primary servicer continues to advance the interest and/or principal due on the loan.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

As discussed in Note 1, the Company estimates for currently existing and probable losses for its mortgage loans that are considered impaired. A loan can be considered impaired even if it is not delinquent. The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	Three Months Ended
	September 30,
	2012		2011
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$1,355	$231	$3,069	$208
Provision for loan losses	(36)	146	300	—
Credit losses, net of recoveries	(1,169)	(110)	(1,196)	—
Allowance at end of period	$150	$267	$2,173	$208

	Nine Months Ended
	September 30,
	2012		2011
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$2,268	$231	$4,200	$270
Provision for loan losses	24	146	750	—
Credit losses, net of recoveries	(2,142)	(110)	(2,777)	(62)
Allowance at end of period	$150	$267	$2,173	$208

The following table presents certain information on impaired securitized commercial and single-family mortgage loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Commercial	Single-family	Commercial	Single-family
Unpaid principal balance of impaired securitized loans	$—	$3,382	$4,724	$3,000
Basis adjustments related to impaired securitized loans	—	51	8	48
Amortized cost basis of impaired securitized loans	—	3,433	4,732	3,048
Allowance for loan losses	(150)	(267)	(2,268)	(231)
Investment in excess of allowance	$(150)	$3,166	$2,464	$2,817

Although the Company does not currently have specific securitized commercial mortgage loans identified as impaired, the Company is maintaining a general allowance for commercial mortgage loan losses of $150 as indicated in the table above. The Company recognized $0 and $50 of interest income on impaired securitized commercial mortgage loans for the three and nine months ended September 30, 2012, respectively, compared to $27 and $83 of interest income for the three and nine months ended September 30, 2011, respectively.  The Company recognized $47 and $141 of interest income on impaired securitized single-family mortgage loans for the three and nine months ended September 30, 2012, respectively, compared to $49 and $146 of interest income for the three and nine months ended September 30, 2011, respectively.

NOTE 7 – DERIVATIVES

As of September 30, 2012 and December 31, 2011, the Company’s derivative financial instruments are comprised entirely of interest rate swaps, and are designated as either hedging instruments or trading instruments.  The tables below summarize information about the Company’s derivative financial instruments on the balance sheet as of the dates indicated:

		September 30, 2012			December 31, 2011
Accounting Designation:	Balance Sheet Location:	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped	Fair Value	Cumulative Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments		$(43,802)	$1,485,000	1.50%	$(25,512)	$1,065,000	1.55%
Trading instruments		(2,694)	27,000	2.88%	(2,485)	27,000	2.88%
	Derivative liabilities	$(46,496)			$(27,997)

Included in the balance as of September 30, 2012 are seven forward-starting interest rate swaps with a combined notional balance of $275,000 and a weighted average pay-fixed rate of 1.62% which are not effective until 2013.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of September 30, 2012:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$—	$75,000	$75,000	2	1.30%
13-36 months	—	565,000	565,000	10	1.44%
37-60 months	27,000	445,000	472,000	16	1.60%
Over 60 months	—	400,000	400,000	14	1.60%
	$27,000	$1,485,000	$1,512,000	42	1.53%

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

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the periods indicated:

Type of Derivative Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of Loss Recognized in Net Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Net Income (Ineffective Portion)
For the three months ended September 30, 2012:
Interest rate swaps	$(11,073)	Interest expense	$3,827	Other income, net	$(107)
For the three months ended September 30, 2011:
Interest rate swaps	$(18,251)	Interest expense	$3,383	Other income, net	$(31)
For the nine months ended September 30, 2012:
Interest rate swaps	$(28,853)	Interest expense	$10,602	Other income, net	$(38)
For the nine months ended September 30, 2011:
Interest rate swaps	$(31,974)	Interest expense	$8,325	Other income, net	$(55)

As of September 30, 2012, the Company estimates that $17,094 will be reclassified from AOCI into earnings as an increase to interest expense within the next 12 months.

The Company’s objective for designating certain interest rate swaps as trading instruments is to offset the changes in market value for a portion of its Agency CMBS investments that are also designated as trading. The table below presents the effect of the derivatives designated as trading instruments on the Company’s consolidated statements of income for the periods indicated.

Type of Derivative Designated as Trading	Location On Income Statement	Amount of Loss Recognized in Net Income
		Three Months Ended		Nine Months Ended
		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest rate swaps	Fair value adjustments, net	$(333)	$(1,446)	$(907)	$(2,649)

These interest rate swap agreements contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default of its derivative obligations. Additionally, the agreements outstanding with its derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of September 30, 2012, the Company had derivatives in a net liability position with its derivative counterparties for which it had pledged Agency MBS with a fair value of $50,966 and cash of $38 as collateral.  If the Company had breached any of these agreements as of September 30, 2012, it could have been required to settle those derivatives at their estimated termination value of $47,115, which includes accrued interest but excludes any adjustment for nonperformance risk. As of September 30, 2012, the Company was in compliance with all covenants.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  As of September 30, 2012, the Company had repurchase agreement borrowings outstanding with a weighted average rate of 0.63% with 21 of its 28 available repurchase agreement counterparties compared to a weighted average borrowing rate of 0.61% with 20 counterparties as of December 31, 2011. The Company had approximately 18% of its shareholders' equity at risk with one counterparty, Wells Fargo Securities, LLC, with whom the Company had $346,602 outstanding as of September 30, 2012. The shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

The following tables present the components of the Company’s repurchase agreements as of September 30, 2012 and December 31, 2011 by the fair value and type of securities pledged as collateral to the repurchase agreements:

	September 30, 2012
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,560,779	0.41%	$2,665,860
Agency CMBS and CMBS IOs	634,327	0.93%	789,792
Non-Agency RMBS	11,042	1.82%	12,761
Non-Agency CMBS and CMBS IOs	431,039	1.39%	540,332
Securitization financing bonds	34,549	1.67%	36,342
Deferred fees	(764)	n/a	n/a
	$3,670,972	0.63%	$4,045,087

	December 31, 2011
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,447,508	0.38%	$1,521,107
Agency CMBS and CMBS IOs	290,362	0.59%	329,612
Non-Agency RMBS	12,195	1.85%	13,597
Non-Agency CMBS and CMBS IOs	283,266	1.54%	336,124
Securitization financing bonds	60,462	1.65%	67,872
	$2,093,793	0.61%	$2,268,312

The combined weighted average original term to maturity for the Company’s repurchase agreements was 52 days as of September 30, 2012 and 57 days as of December 31, 2011.  The following table provides a summary of the original maturities as of September 30, 2012 and December 31, 2011:

Original Maturity	September 30, 2012	December 31, 2011
30 days or less	$1,663,679	$180,387
31 to 60 days	898,021	880,491
61 to 90 days	472,705	496,509
Greater than 90 days	636,567	536,406
	$3,670,972	$2,093,793

Our repurchase agreement counterparties, as set forth in the master repurchase agreement with the counterparty, require us to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining our REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders.  To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of September 30, 2012.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

The following table summarizes information about the Company’s non-recourse collateralized financing for the periods indicated:

	September 30, 2012
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by non-Agency CMBS	6.2% fixed	1.7	$15,000	$15,923
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.1	16,826	17,768
Unamortized net bond premium and deferred costs			(531)	n/a
			$31,295	$33,691

	December 31, 2011
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by non-Agency CMBS	6.2% fixed	2.1	$15,000	$16,388
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.2	18,928	19,843
TALF financing:(1)
Secured by non-Agency CMBS	2.7% fixed	1.2	37,672	49,087
Unamortized net bond premium and deferred costs			(705)	n/a
			$70,895	$85,318

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

The following table presents the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$3,650,672	$—	$3,650,672	$—
Non-Agency MBS:
CMBS (including CMBS IO)	572,690	—	472,374	100,316
RMBS	14,241	—	5,640	8,601
Other investments	25	—	—	25
Total assets carried at fair value	$4,237,628	$—	$4,128,686	$108,942
Liabilities:
Derivative liabilities	$46,496	$—	$46,496	$—
Total liabilities carried at fair value	$46,496	$—	$46,496	$—

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency RMBS and CMBS during the three and nine months ended September 30, 2012:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Prepayment Speed		Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY		2.5%	35.0%	4.4%
Non-Agency RMBS	5	CPR	0.5%	9.0%	5.1%

(1)	Data presented are weighted averages.

The following tables present the activity of the instruments fair valued at Level 3 for the three and nine months ended September 30, 2012:

	For the Three Months Ended September 30, 2012
	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of June 30, 2012	$104,515	$12,657	$25	$117,197
Total unrealized losses:
Included in other comprehensive income	90	41	—	131
Principal payments	(4,194)	(4,108)	—	(8,302)
Amortization	(95)	11	—	(84)
Balance as of September 30, 2012	$100,316	$8,601	$25	$108,942

	For the Nine Months Ended September 30, 2012
	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of December 31, 2011	$123,703	$10,296	$25	$134,024
Purchases	—	7,500	—	7,500
Transfers out to Level 2	(4,670)	—	—	(4,670)
Total unrealized losses:
Included in other comprehensive income	(1,934)	117	—	(1,817)
Principal payments	(16,409)	(9,349)	—	(25,758)
Amortization	(374)	37	—	(337)
Balance as of September 30, 2012	$100,316	$8,601	$25	$108,942

The Company evaluates the availability and quality of valuation inputs for its Level 3 securities on a monthly basis. When it determines that there are sufficient observable market inputs for the same or similar securities, the securities are transferred to Level 2 at the end of the reporting period in which that determination is made. As shown in the tables above for the nine months ended September 30, 2012, the Company transferred two of its non-Agency CMBS from Level 3 to Level 2 during the second quarter of 2012. The liquidity for securities similar to these non-Agency CMBS improved such that the Company was able to obtain market discount rates and prepayment speeds which it used in establishing the fair value of these two non-Agency CMBS.

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$3,650,672	$3,650,672	$1,965,159	$1,965,159
Non-Agency CMBS	572,690	572,690	405,826	405,826
Non-Agency RMBS	14,241	14,241	15,270	15,270
Securitized mortgage loans, net	77,748	66,879	113,703	101,116
Other investments	896	842	1,018	892
Liabilities:
Repurchase agreements	$3,670,972	$3,670,972	$2,093,793	$2,093,793
Non-recourse collateralized financing	31,295	31,013	70,895	69,752
Derivative liabilities	46,496	46,496	27,997	27,997

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of September 30, 2012 or December 31, 2011.

NOTE 11 – SHAREHOLDERS' EQUITY

Preferred Stock

On August 1, 2012, the Company closed an offering of 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value of $0.01 per share and liquidation preference $25.00 per share. The Company received net proceeds before expenses of $55,689, including the additional proceeds from the underwriters' overallotment option which was fully exercised.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011
Balance at beginning of period	40,382,530	30,342,897
Common stock issued under ATM program	402,494	409,237
Common stock issued under DRIP	9,279	2,111
Common stock issued via public offering	13,332,748	9,200,000
Common stock issued or redeemed under Stock and Incentive Plans	241,663	426,031
Balance at end of period	54,368,714	40,380,276

The Company has a continuous equity placement program (also known as an "at the market" program, or "ATM") whereby the Company may offer and sell through its sales agent, JMP Securities LLC, up to 8,000,000 shares of its common stock.  During the nine months ended September 30, 2012, the Company received proceeds of $3,721, net of $57 in broker sales commission, for 402,494 shares of common stock sold under this program at an average price of $9.39.  The Company did not issue any common stock under this program during the three months ended September 30, 2012.

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") which allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. The Company declared a third quarter common stock dividend of $0.29 per share payable on October 31, 2012 to shareholders of record as of October 5, 2012. There is no dividend reinvestment discount for third quarter dividends reinvested through the DRIP.

In February 2012, the Company closed a secondary offering of 13,332,748 shares of its common stock which includes 832,487 shares issued pursuant to an option to purchase additional shares that was exercised by the underwriters, at a public offering price of $9.12 per share for total net proceeds of approximately $119,992 after deduction of underwriters' compensation and expenses.

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, SARs, dividend equivalent rights, performance shares, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 1,805,276 shares remain available for issuance as of September 30, 2012.

The following table presents a rollforward of the restricted stock activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Restricted stock at beginning of period	454,117	330,500	365,506	25,000
Restricted stock granted	—	35,006	220,821	358,006
Restricted stock vested	(2,917)	—	(135,127)	(17,500)
Restricted stock outstanding at end of period	451,200	365,506	451,200	365,506

 As of September 30, 2012, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $3,438.

During the three months ended September 30, 2012, 25,000 SARs were exercised with a weighted average exercise price of $6.61. During the nine months ended September 30, 2012, 31,875 SARs were exercised with a weighted average exercise price of $6.71. No SARs were granted, forfeited, or exercised during the three and nine months ended September 30, 2011. As of September 30, 2012, the Company has 27,500 SARs outstanding, all of which are vested and exercisable at an exercise price of $7.06 per share.  The remaining contractual term on these outstanding SARs as of September 30, 2012 is 15 months. As of September 30, 2012 and December 31, 2011, the fair value of the Company’s outstanding SARs of $103 and $77, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.

Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2012 was $490 and $1,410, respectively, compared to $139 and $492, respectively, for the three and nine months ended September 30, 2011.

Additional Paid-In Capital

     The following table presents a rollforward of the Company's changes in additional paid-in capital for the nine months ended September 30, 2012:

Additional Paid-In Capital
Balance as of January 1, 2012	$634,683
Common stock issuances:
DRIP issuances	90
ATM issuances	3,674
Secondary offering	119,859
Incentive plans	192
Amortization of restricted stock	1,268
Capitalized expenses	(119)
Balance as of September 30, 2012	$759,647

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of September 30, 2012 and December 31, 2011 is comprised of the following items:

	September 30, 2012	December 31, 2011
Available for sale investments:
Unrealized gains	$110,332	$36,091
Unrealized losses	(10,747)	(13,902)
	99,585	22,189
Hedging instruments:
Unrealized losses	(43,695)	(25,444)
	(43,695)	(25,444)
Accumulated other comprehensive income (loss)	$55,890	$(3,255)

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax receivables for properties located in the county.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax receivables.   The Court granted class action status in this matter in August 2007.  In February 2011, the Court refined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  As a result, the Court dismissed certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and related expenses were assessed by GLS in its collection efforts pursuant to prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claims against GLS. The claims made by plaintiff that can be appealed include the legality of charging and recovering attorneys' fees and lien revival and filing costs from the class members. Plaintiff has filed an appeal of the Court's ruling to the Pennsylvania Commonwealth Court of Appeals. Plaintiffs have not enumerated their damages in this matter.

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

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that qualify as "recognized" or "nonrecognized" subsequent events as defined by ASC Topic 855.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 and our audited Annual Report on Form 10-K for the year ended December 31, 2011.  References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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

RMBS

Currently, the Company’s RMBS investments are primarily Agency RMBS. Agency RMBS are comprised primarily of hybrid Agency adjustable-rate mortgage loans ("ARMs") and Agency ARMs.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable-rate mortgage loans which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable-rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period. The Company may also invest in fixed-rate Agency RMBS from time to time.

Interest rates on the adjustable-rate mortgage loans collateralizing hybrid Agency ARMs or Agency ARMs are based on specific index rates, such as the London Interbank Offered Rate, or LIBOR, the one-year constant maturity treasury rate, or CMT, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI.  These loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

CMBS

The Company’s Agency and non-Agency CMBS are comprised of fixed-rate securities collateralized by first mortgage loans on multifamily properties that are typically prohibited from voluntary prepayment or have yield maintenance provisions. These features of CMBS provide the Company some measure of protection against prepayment of the investment. A portion of the Company's Agency and non-Agency CMBS also include interest only securities ("IOs") which represent the right to receive excess interest payments (but not principal cash flows) based on the underlying unpaid principal balance of the underlying pool of mortgage loans.

Investment Risk

In executing our investment strategy, we seek to balance the various risks of owning mortgage assets, such as interest rate, credit, prepayment, and liquidity risk with the earnings opportunity on the investment.  We believe our strategy of investing in Agency and non-Agency MBS provides superior diversification of these risks across our investment portfolio and therefore provides ample opportunities to generate attractive risk-adjusted returns while preserving our shareholders’ capital. We also believe that our shorter duration strategy will provide less volatility in our results and in our book value per common share than strategies which invest in longer duration assets with that may be more exposed to interest rate risk.

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

In addition, our business model may be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets.  Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses or at amounts below their true fair value. Other factors also impacting our business include changes in regulatory requirements, including requirements to qualify for registration under the Investment Company Act of 1940 and REIT requirements.

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

Trends and Recent Market Impacts

The following marketplace conditions and prospective trends have impacted and may continue to impact our future results of operations and our financial condition. For additional information about risks that may be posed by these trends, please refer to Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk" as well as Part II, Item 3, "Risk Factors" contained within this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 in addition to Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011.

Federal Reserve Monetary Policy and the Effects on Agency RMBS and Prepayments

In September 2012, the Federal Open Market Committee ("FOMC") announced "QE3" by indicating that it will purchase $40 billion per month in fixed-rate Agency RMBS, continue to reinvest principal repayments on its existing Agency RMBS portfolio, and extend the average maturity of its holdings of securities. These actions are expected to increase the FOMC's holdings of longer-term securities by about $85 billion each month through the end of the year. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, there is no way of knowing what impact QE3 or any future actions by the Federal Reserve will have on the prices and liquidity of Agency RMBS or other securities in which we invest.

During the third quarter of 2012, we received principal payments on our Agency RMBS of $179.1 million. Our average constant prepayment rate, or CPR, for our Agency RMBS during the third quarter of 2012 was 23.4% versus 20.8% for the second quarter of 2012 and 21.4% for the first quarter of 2012.  As of September 30, 2012, the weighted average coupon on the mortgage loans underlying our Agency RMBS was 4.22%, while the monthly average 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate as of that date, as published by Freddie Mac, were 3.47% and 2.73%, respectively.

Generally, the lower coupons available on new mortgage loans, the actions by the Federal Reserve and the low interest rate environment should entice borrowers to refinance their mortgage loans at lower rates.  Today, however, many obstacles exist to refinancing, including but not limited to, tighter lender underwriting standards, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds low relative to expectations and to historic prepayment rates in such a low interest rate environment.  In an effort to increase refinancing of Agency RMBS, the U.S. Treasury created the Home Affordable Refinance Program, or HARP, which seeks to ease refinancing restrictions for high LTV borrowers. The HARP program eases underwriting requirements for lenders and qualification conditions for borrows to extend loans which qualify for inclusion in Agency RMBS.

Given the continued low interest rate environment, the changes to HARP, and the commitment by the Federal Reserve to keep long-term interest rates low, including the Federal Reserve's actions through QE3, we continue to expect somewhat elevated prepayment speeds on our Agency RMBS for the balance of 2012. As noted elsewhere, increased prepayments impact our net interest income by increasing the amortization expense on any investments we own at premiums to their par balance and lowers security yields.

Asset Spreads and Competition for Assets

Over the past few years, credit markets in the United States have generally experienced tightening credit spreads (where credit spreads are defined as the difference between yields on securities with credit risk and yields on benchmark U.S. Treasury securities). Spreads in assets that we invest in particular have tightened over the past several quarters from increased competition for these assets from lack of supply and from favorable market conditions in large part due to the Federal Reserve's involvement in the markets (as discussed above and below). Reductions in credit spreads will generally result in increased asset prices (assuming no corresponding increase in the benchmark Treasury rate) which increases our book value. However, when credit spreads tighten and asset prices increase, yields on potential new investment opportunities will decrease. On balance we have seen declining new investment yields during 2012 from tighter credit spreads and from declining benchmark Treasury rates.

Government Policy Initiatives

The U.S. government is actively seeking to support the U.S. housing market and has introduced programs such as the HARP program noted above. Changes in the HARP program initiated in the second quarter of 2012 represent continued efforts to spur refinance activity. The U.S. government has also introduced the Home Affordable Mortgage Program, or HAMP, which seeks to assist borrowers through the modification of mortgage loans to reduce the principal amount of the loan, the rate on the loan, or to extend the payment terms of the loan. We expect that the U.S. government will continue to introduce and experiment with housing programs and policies to assist the recovery of the housing market. These programs could increase prepayment rates which would result in lower yields on our Agency RMBS.

Interest Rates

The Federal Reserve continues to maintain a very accommodative monetary policy. The FOMC in September reiterated its target range for the federal funds rate (the rate at which U.S. banks may borrow from each other) at 0%-0.25%. The FOMC continues to emphasize that economic growth might not be strong enough to generate sustained improvement in labor market conditions and that strains in global financial markets continue to pose significant downside risks to the economic outlook. The FOMC has indicated that inflation over the medium term is expected to run below the Federal Reserve's current interest rate objective of 2%. The FOMC at the same time noted that if the outlook for the labor market does not improve substantially, the Committee will continue its purchases of Agency MBS (including through QE3 as noted above), undertake additional asset purchases, and employ other policy tools until such improvement is achieved in a context of price stability. The FOMC indicated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens and noted that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015.

The actions by the FOMC noted above have continued to keep overall interest rates low and the Treasury yield curve relatively flat (as measured by the difference of 1.40% between the two year Treasury rate and the ten year Treasury rate as of September 30, 2012 versus 1.64% as of December 31, 2011). Asset credit spreads also remain tight despite continued economic uncertainty both domestically and abroad, in our judgment primarily due to the extraordinary involvement by the Federal Reserve in the markets. While our borrowing costs are based on short-term market rates such as LIBOR and the Federal Funds Target Rate, our asset yields more closely correlate with longer-term Treasury rates and longer-term swap rates.  In general, a flat yield curve will result in reduced net interest spreads for new investments and will impact our ability to reinvest our capital on an accretive basis.

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

Financing

Our business model requires that we have access to leverage, principally through the repurchase agreement market.  We access the repurchase agreement markets through relationships with broker-dealers and financial institutions. Repurchase agreement financing is uncommitted financing and as such, there can be no guarantee that we will always have access to this financing.  During periods of sustained volatility in the credit markets, such as was experienced in 2008, or other disruptions to the credit and financing markets, access to repurchase agreement financing may be limited as liquidity providers reduce their exposure to the short-term funding credit markets.  Repurchase agreement markets also fund many different types of assets for many different types of borrowers including MBS, asset-backed securities, commercial paper and government securities. Recent activities by the Federal Reserve, including Operation Twist, have increased the supply of these other types of assets which has increased competition for financing. Consequently, we have seen a modest increase in our repurchase agreement financing costs during the first nine months of 2012.

Regulatory Reform

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. This legislation aims to restore responsibility and accountability to the financial system. It remains unclear how this legislation may ultimately impact the Company (including, but not limited to, whether the Company will be required to register with, or report to, the Commodity Futures Trading Commission (the "CFTC") or a designee thereof), credit markets and the market for repurchase agreements or other borrowing facilities, the investing environment for Agency and non-Agency MBS, or interest rate swaps and other derivatives, since the rules and regulations under the Dodd-Frank Act continue to be promulgated, implemented and interpreted by the CFTC. For instance, as it is now constructed, the Dodd-Frank Act would require the Company to transact interest rate swaps in the future through a clearing exchange which would likely require the Company to post significantly more margin at the inception of an interest rate swap transaction.  Currently, the Company's initial margin requirements with counterparties are de minimis.  As such, the effective cost to the Company for interest rate swaps may increase in the future which could limit our ability to continue to use swaps to hedge our interest rate and market value risk.

On August 31, 2011, the SEC issued a concept release relating to the exclusion from registration as an investment company provided to mortgage companies by Section 3(c)5(C) of the Investment Company Act of 1040 (the "1940 Act"). This release raises concerns regarding the ability of mortgage REITs to continue to rely on the exclusion in the future. In particular, the release states the SEC is concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the 1940 Act by Section 3(c)5(C). The outcome of the review by the SEC at this time is not determinable. For a discussion of the uncertainties and risks related to the SEC's review, please refer to "Risk Factors" contained within Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

GSE Reform

On February 11, 2011, the Treasury released proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Similar proposals to limit or wind down the role of Fannie Mae and Freddie Mac have been proposed by a number of other parties. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted.  We do not believe the ultimate reform of Fannie Mae and Freddie Mac will occur in 2012. However, it is possible that new types of Agency MBS could be proposed and sold by Fannie Mae and Freddie Mac that are structured differently from current Agency MBS. This may have the effect of reducing the amount of available investment opportunities for the Company. No such new structures have as yet been proposed. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Item 1A of Part II of this Quarterly Report on Form 10-Q and within Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

Highlights of the Third Quarter and Fourth Quarter Outlook

During the third quarter of 2012, we reported net income of $18.4 million, or $0.34 per common share versus $18.8 million, or $0.35 per common share for the second quarter of 2012. We also reported net interest income of $19.1 million compared to $19.0 million for the second quarter of 2012 and $19.1 million for the first quarter of 2012. Our slight increase in net interest income for the third quarter of 2012 compared to the second quarter of 2012 is due to the higher average balance of our investment portfolio during the third quarter of $3,729.1 million versus $3,339.5 million for the second quarter of 2012. Partially offsetting the increase in average interest earning assets was a decline in the weighted average net interest spread to 2.00% from 2.18% for the second quarter of 2012, which is primarily the result of purchasing lower spread assets and also from interest-rate resets on our Agency ARM portfolio during the third quarter of 2012.

The following table summarizes the average annualized yield by type of MBS investment for the third quarter of 2012 and for each of the preceding four quarters:

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Average annualized yields:
Agency RMBS	2.15%	2.33%	2.70%	2.83%	2.89%
Agency CMBS (includes IOs)	4.35%	4.32%	4.05%	4.49%	4.49%
Non-Agency RMBS	5.63%	5.60%	5.69%	6.27%	6.58%
Non-Agency CMBS (includes IOs)	5.68%	6.07%	6.52%	6.37%	6.03%
All other investments	5.31%	4.97%	4.13%	5.74%	5.59%
Costs of financing	(1.12)%	(1.11)%	(1.17)%	(1.20)%	(1.16)%
Net interest spread	2.00%	2.18%	2.41%	2.56%	2.43%

Our results of operations for third quarter of 2012 included a gain of $2.1 million related to the sale of $56.1 million in Agency RMBS collateralized by reverse-mortgage securities and a gain of $1.2 million related to the sale of $15.0 million in non-Agency CMBS that were mezzanine bonds from the Freddie K Multifamily Program.

Although our targeted investment mix has been to invest 60% to 80% in Agency MBS with the balance in non-Agency MBS and securitized mortgage loans, Agency MBS allocation in recent quarters has increased outside of this range due to our recent discovery of attractive investment opportunities in Agency CMBS IO. The following table provides our asset allocation as of September 30, 2012 and as of the end of each of the four preceding financial reporting period:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Agency MBS	84%	82%	81%	79%	80%
Non-Agency MBS	14%	15%	14%	17%	16%
Other investments	2%	3%	5%	4%	4%

Our shareholders' equity increased to $617.9 million as of September 30, 2012, or $10.31 per common share, from $371.3 million, or $9.20 per common share as of December 31, 2011, and $525.1 million, or $9.66 per common share as of June 30, 2012.
The increase in shareholders' equity since June 30, 2012 resulted primarily from the issuance of 2,300,000 shares of 8.50% Series A cumulative redeemable preferred stock, an underwritten public offering that closed on August 1, 2012. We received $55.7 million in net proceeds which we used to acquire additional investments consistent with our investment strategy and for general corporate purposes. Additionally, our shareholders' equity has increased since June 30, 2012 because of a net increase in accumulated other comprehensive income of $34.4 million. The increase in accumulated other comprehensive income was due to an increase in fair value of available for sale investments of $41.6 million, partially offset by a reduction in the fair value of our interest rate swaps by $(7.2) million. These securities increased in fair value from changing market expectations on performance of these securities and their liquidity which we believe may be related to the perceived improvement in economic conditions in the U.S. and stabilizing conditions in the Eurozone.

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

We believe that the outlook for our business model is favorable given the economic backdrop, despite the uncertainty regarding government policy and its potential effects on prepayments of our investments, the impact on our portfolio from asset purchases by the Federal Reserve under QE3, and the uncertainty in Europe and its potential impact on the U.S. credit markets. In recent quarters we have expanded our investment portfolio to include Agency CMBS IO and non-Agency CMBS and CMBS IO given the attractive risk-adjusted return and prepayment protection profile of these investments. With respect to non-Agency CMBS and CMBS IO, we have purchased higher quality securities (A-rated CMBS and AAA-rated CMBS IO) which will have higher yields than Agency CMBS and CMBS IO but which carry higher financing risks and costs and can exhibit more price volatility.

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

FINANCIAL CONDITION

The following discussion addresses our items from our Consolidated Balance Sheet that had significant activity during the past nine months and should be read in conjunction with the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of this Quarterly Report on Form 10-Q.

Agency MBS

 Activity related to our Agency MBS for the nine months ended September 30, 2012 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance as of January 1, 2012	$1,577,250	$302,244	$85,665	$1,965,159
Purchases	1,707,077	28,836	448,938	2,184,851
Principal payments	(423,168)	(3,178)	—	(426,346)
Sales	(61,534)	—	—	(61,534)
Change in net unrealized gain	23,500	9,806	7,901	41,207
Net amortization	(23,030)	(2,644)	(26,991)	(52,665)
Ending balance as of September 30, 2012	$2,800,095	$335,064	$515,513	$3,650,672

Agency CMBS IO securities are issued and guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and secured by excess interest payments on pools of multifamily housing mortgage loans. These securities have no principal associated with them; rather, the interest payments are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. The combined notional balance of our investment in Agency CMBS IO securities as of September 30, 2012 was $9.3 billion. Our CMBS IO securities have prepayment protection in the form of prepayment lock-outs and yield maintenance payment requirements associated with the underlying loans.

As of September 30, 2012, 66% of our Agency portfolio was comprised of Fannie Mae investments with the balance being comprised of 28% Freddie Mac and 6% Ginnie Mae compared to 67% Fannie Mae and 33% Freddie Mac as of December 31, 2011. As of September 30, 2012, 76% of our Agency MBS investments are variable-rate MBS with the remainder invested in fixed-rate MBS.

The following table presents the weighted average coupon (“WAC”) by weighted average months-to-reset (“MTR”) for the variable-rate portion of our Agency MBS portfolio based on par value as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(amounts in thousands)	Par Value	WAC (1)	Par Value	WAC (2)
0-12 months	$556,758	4.11%	$321,942	4.32%
13-24 months	98,023	4.63%	384,184	5.09%
25-36 months	223,847	4.01%	142,321	4.78%
Over 36 months	1,727,970	3.55%	618,318	4.33%
	$2,606,598	3.75%	$1,466,765	4.57%

(1)
As of September 30, 2012, approximately 1% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 95% reset based on the level of one-year LIBOR and 4% reset based on the level of one-year CMT.

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

Non-Agency MBS

Activity related to our non-Agency MBS for the nine months ended September 30, 2012 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance as of January 1, 2012	$15,270	$354,070	$51,756	$421,096
Purchases	7,500	120,697	48,812	177,009
Principal payments	(9,610)	(17,782)	—	(27,392)
Sales	—	(13,955)	—	(13,955)
Change in net unrealized gain	962	32,300	3,830	37,092
Net accretion (amortization)	119	(48)	(6,990)	(6,919)
Ending balance as of September 30, 2012	$14,241	$475,282	$97,408	$586,931

The combined notional balance of our investment in non-Agency CMBS IO securities as of September 30, 2012 was $2.3 billion. The weighted average months to maturity for all of our non-Agency CMBS (including IO securities) as of September 30, 2012 is 71 months with 71% having origination dates of 2009 or later, 12% between 2000 and 2005, and the remainder prior to 2000.

The following table presents the fair value and related unrealized gain (loss) and associated borrowings, including both recourse and non-recourse financings, for our non-Agency CMBS and CMBS IO by investment rating as of September 30, 2012:

	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Unrealized Gain (Loss)	Related Borrowings	Fair Value	Unrealized Gain (Loss)	Related Borrowings
AAA	$160,129	$10,041	$120,933	$95,482	$4,235	$62,713
AA	46,356	2,989	36,264	1,926	77	1,538
A	262,503	28,369	207,256	—	—	—
Below A/Not Rated	6,294	(1,086)	2,274	—	—	—
	$475,282	$40,313	$366,727	$97,408	$4,312	$64,251

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of September 30, 2012:

(amounts in thousands)	Market Value of Collateral	Percentage
Florida	$74,838	12.9%
California	70,399	12.2%
Texas	70,296	12.1%
New York	35,740	6.2%
North Carolina	32,105	5.5%
Remaining states (not exceeding 5.2% individually)	295,199	51.1%
	$578,577	100.0%

Please also refer to “Net Interest Income – Non-Agency MBS” contained within “Results of Operations” of this Item 2 as well as Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information relating to our non-Agency MBS.

Derivative Assets and Liabilities

As of September 30, 2012 and December 31, 2011, our derivative instruments consisted entirely of interest rate swap agreements in which we pay an agreed upon fixed rate of interest on a monthly basis and receive a variable rate of interest based on 1-month LIBOR for interest rate swap agreements designated as cash flow hedges and based on 3-month LIBOR for interest rate swap agreements designated as trading instruments. Our primary use for interest rate swap agreements is to hedge our exposure to increases in interest rates resulting from the repurchase agreements we use to fund our investment purchases. As such, we have increased our volume of interest rate swap activity to compensate for the growth in our repurchase agreement borrowings used to fund our investment portfolio. As the weighted average life of our investments financed with repurchase agreements increases, we generally enter into interest rate swaps with a longer term to hedge the interest rate risk on the repurchase agreement financing anticipated for the future. As such, because the composition of our portfolio is one of the factors determining our current and anticipated repurchase agreement financing, the tenor of our interest rate swaps is indirectly tied to the duration of our investment portfolio.

The notional amount outstanding for our interest rate swap agreements as of September 30, 2012 is $1,512.0 million with a weighted average fixed rate swapped of 1.53% compared to a notional amount outstanding of $1,092.0 million with a weighted average fixed rate swapped of 1.58% as of December 31, 2011. Since December 31, 2011, we have entered into fifteen additional interest rate swaps with a combined notional amount of $495.0 million, a weighted average pay-fixed rate of 1.33%, and a weighted average term until maturity of approximately 69 months. Included in the balance as of September 30, 2012 are seven interest rate swaps which are not effective until 2013. We utilized forward starting interest rate swaps in this instance given the statements by the Federal Reserve that the Federal funds target rate will remain low for an extended period of time as discussed in "Executive Overview" of this Part I, Item 2 section of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012. The table below provides additional information related to these forward-starting interest rate swaps:

(amounts in thousands)	Notional Amount	Weighted-Average Fixed Rate Swapped
Forward-start date:
January 8, 2013	$150,000	1.42%
March 25, 2013	100,000	1.89%
April 15, 2013	25,000	1.70%
	$275,000	1.62%

Our derivative liabilities designated as cash flow hedges had a net fair value of $(43.8) million as of September 30, 2012 compared to ($25.5) million as of December 31, 2011. Changes in the fair value of cash flow hedges that are the result of the effective portion of the hedge relationship are recorded in other comprehensive income and later reclassified into the statement of income within "interest expense" in the same period during which the hedged transaction affects earnings.  For the three and nine months ended September 30, 2012, our interest rate swap expense from cash flow hedges recognized in our consolidated statement of income was $3.8 million and $10.6 million, respectively, compared to $3.4 million and $8.3 million for the three and nine months ended September 30, 2011, respectively, and these increases in expense are primarily related to the increase in the notional amount of our derivative instruments outstanding during the three and nine ended September 30, 2012 compared to the same periods in 2011.

Three of our interest rate swaps included within derivative liabilities on our consolidated balance sheets are designated as trading instruments and had a fair value of $(2.7) million as of September 30, 2012 compared to $(2.5) million as of December 31, 2011. For the three and nine months ended September 30, 2012, we recognized in our consolidated statement of income a loss of $(0.3) million and $(0.9) million, respectively, related to these trading swaps, which includes the change in their fair value as well as the net interest payments made on these trading swaps compared to a loss of $(1.4) million and $(2.6) million for the three and nine months ended September 30, 2011, respectively.

Repurchase Agreements

Repurchase agreements increased a net $1,577.2 million from December 31, 2011 to September 30, 2012 primarily due to additional borrowings to finance our purchases of investments during the three and nine months ended September 30, 2012.  Please refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I of the Quarterly Report on Form 10-Q as well as “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

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

	September 30, 2012
	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Collateral Type:
Single-family mortgage loans	$18,911	$17,646	$15,523
Commercial mortgage loans	18,595	18,696	19,026
	$37,506	$36,342	$34,549

	December 31, 2011
	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Collateral Type:
Single-family mortgage loans	$21,477	$18,616	$16,980
Commercial mortgage loans	49,220	49,256	43,482
	$70,697	$67,872	$60,462

Non-recourse Collateralized Financing

Our non-recourse collateralized financing decreased from December 31, 2011 to September 30, 2012 primarily because we paid off the balance of our TALF financing, which had a fixed interest rate of 2.7% and a remaining balance as of December 31, 2011 of $37.6 million, and replaced it with repurchase agreement financing.

Supplemental Investment Information

The tables below summarize the financial condition and net interest income of our investment portfolio by major category as of the dates presented:

	As of September 30, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$2,800,095	$2,560,779	$239,316	38.7%
Agency CMBS	335,064	225,880	109,184	17.7%
Agency CMBS IO	515,513	407,683	107,830	17.5%
Non-Agency RMBS	14,241	11,042	3,199	0.5%
Non-Agency CMBS	475,282	381,937	93,345	15.1%
Non-Agency CMBS IO	97,408	76,818	20,590	3.3%
Securitized mortgage loans	77,748	50,695	27,053	4.4%
Other investments	896	—	896	0.1%
Derivative assets (liabilities)	—	46,496	(46,496)	(7.5)%
Cash and cash equivalents	34,723	—	34,723	5.6%
Other assets/other liabilities	54,060	25,769	28,291	4.6%
	$4,405,030	$3,787,099	$617,931	100.0%

	As of December 31, 2011
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$1,577,250	$1,447,508	$129,742	34.9%
Agency CMBS	302,244	222,921	79,323	21.4%
Agency CMBS IO	85,665	67,441	18,224	4.9%
Non-Agency RMBS	15,270	12,195	3,075	0.8%
Non-Agency CMBS	354,070	296,739	57,331	15.4%
Non-Agency CMBS IO	51,756	38,883	12,873	3.5%
Securitized mortgage loans	113,703	79,001	34,702	9.3%
Other investments	1,018	—	1,018	0.3%
Derivative assets (liabilities)	—	27,997	(27,997)	(7.5)%
Cash and cash equivalents	48,776	—	48,776	13.1%
Other assets/other liabilities	32,441	18,159	14,282	3.9%
	$2,582,193	$2,210,844	$371,349	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades as of the reporting period, and non-recourse collateralized financing.  Associated financing for derivative instruments represents the fair value of the interest rate swap agreements in a liability position.

RESULTS OF OPERATIONS

The following discussion addresses significant activity in our Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011 and should be read in conjunction with the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of Part I to this Quarterly Report on Form 10-Q and the Executive Overview contained within this Item 2.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	September 30,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$12,268	$2,438,925	2.15%	$11,804	$1,782,841	2.89%
Financing	(4,143)	(2,276,454)	(0.71)%	(2,798)	(1,676,537)	(0.66)%
Net interest income/spread	$8,125		1.44%	$9,006		2.23%

Agency CMBS	$2,878	$308,946	3.66%	$2,316	$247,298	3.74%
Financing	(1,377)	(259,006)	(2.08)%	(1,000)	(173,642)	(2.26)%
Net interest income/spread	$1,501		1.58%	$1,316		1.48%

Agency CMBS IO	$4,531	$361,899	4.93%	$778	$37,475	7.01%
Financing	(947)	(280,489)	(1.32)%	(87)	(30,711)	(1.11)%
Net interest income/spread	$3,584		3.61%	$691		5.90%

Total Agency MBS	$19,677	$3,109,770	2.63%	$14,898	$2,067,614	3.11%
Total financing	(6,467)	(2,815,949)	(0.90)%	(3,885)	(1,880,890)	(0.81)%
Total net interest income/spread: Agency MBS	$13,210		1.73%	$11,013		2.30%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses.

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

Our interest income from Agency MBS increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to our purchases of $1,732.4 million of Agency RMBS and $536.5 million of Agency CMBS (including premiums for Agency CMBS IOs) subsequent to September 30, 2011.

Offsetting the benefit of these purchases, our interest income and effective yield on Agency MBS were negatively impacted during the three months ended September 30, 2012 by decreases in weighted average coupons on Agency RMBS and Agency CMBS as well as an increase in our net premium amortization. The weighted average coupons for the three months ended September 30, 2012 were 3.77% and 5.19% for Agency RMBS and Agency CMBS (excluding CMBS IOs), respectively, compared to 4.63% and 5.53% for the three months ended September 30, 2011, respectively. The decline in weighted average coupon for Agency RMBS is primarily the result of purchases in the third quarter of 2012 of newer issue Hybrid ARMs and resets in the coupon rates over the last twelve months in our Agency ARMs. The decline in weighted average coupon for Agency CMBS is primarily the result of purchases of investments with lower coupons over the last twelve months.

Net premium amortization increased $13.6 million to $23.2 million for the three months ended September 30, 2012 compared to $9.6 million for the three months ended September 30, 2011. This increase in net premium amortization is due primarily to purchases of higher-priced Agency CMBS IOs since September 30, 2011.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $2.4 million to $3.6 million for the three months ended September 30, 2012 from $1.2 million for the three months ended September 30, 2011.  This is due to the $935.1 million increase in our average balance of financing due to our use of increased repurchase agreement borrowings to finance our Agency MBS purchases over the past 12 months.  In addition, the average rate on the repurchase agreements (excluding interest rate swap expense) collateralized by Agency MBS increased to 0.50% for the three months ended September 30, 2012 from 0.26% for the three months ended September 30, 2011. This higher cost of financing is indicative of the higher risk profiles for the newer Agency CMBS and CMBS IO investments, and corresponding higher financing costs, added to our portfolio as well as the current conditions in the repurchase agreement market as discussed previously under "Trends and Recent Market Impacts" in the "Executive Overview" of this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Our financing costs for Agency MBS shown in the table above for the three months ended September 30, 2012 includes $2.9 million and $2.7 million of interest expense related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings for the three months ended September 30, 2012 and September 30, 2011, respectively. While our interest expense from repurchase agreement financing has increased substantially since the three months ended September 30, 2011 due to our 49.7% increase in average balance of repurchase agreement financing from the three months ended September 30, 2011 to the three months ended September 30, 2012, our net notional balance of active interest rate swap agreements as of September 30, 2012 has increased only 21.6% compared to the three months ended September 30, 2011. In addition, the combined weighted average fixed rate we pay has decreased slightly from 1.55% as of September 30, 2011 to 1.48% for active interest rate swaps as of September 30, 2012. These two factors are the reasons why we have had a relatively small increase in our interest rate swap expense for Agency MBS for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 while our repurchase agreement financing costs for Agency MBS have increased more substantially in comparison for those same reporting periods.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	September 30,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$235	$16,384	5.63%	$175	$10,391	6.58%
Financing	(59)	(12,783)	(1.82)%	(24)	(7,375)	(1.27)%
Net interest income/spread	$176		3.81%	$151		5.31%

Non-Agency CMBS	$6,434	$449,342	5.72%	$4,045	$277,370	5.93%
Financing	(2,531)	(361,880)	(2.74)%	(1,823)	(237,290)	(3.08)%
Net interest income/spread	$3,903		2.98%	$2,222		2.85%

Non-Agency CMBS IO	$908	$67,810	5.39%	$222	$12,989	8.23%
Financing	(227)	(52,824)	(1.68)%	(74)	(9,773)	(1.30)%
Net interest income/spread	$681		3.71%	$148		6.93%

Total non-Agency MBS	$7,577	$533,536	5.67%	$4,442	$300,750	6.05%
Total financing	(2,817)	(427,487)	(2.58)%	(1,921)	(254,438)	(2.96)%
Total net interest income/spread: non-Agency MBS	$4,760		3.09%	$2,521		3.09%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses.

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

Our interest income from non-Agency MBS increased $3.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to a higher average balance as a result of purchases of $208.8 million of these investments subsequent to September 30, 2011.

Offsetting the benefit of the higher average balance of our non-Agency MBS portfolio, the effective yield on our non-Agency MBS portfolio for the three months ended September 30, 2012 is 0.38% lower than the effective yield on the non-Agency MBS portfolio for the three months ended September 30, 2011. As with Agency MBS, this is primarily the result of purchasing non-Agency MBS at higher premiums and with lower weighted average coupons over the last twelve months.

The majority of our interest expense on non-Agency MBS is from the repurchase agreements used to finance these purchases. Our interest expense from repurchase agreements collateralized by non-Agency MBS increased to $1.6 million (excluding interest rate swap expense) for the three months September 30, 2012 compared to $0.6 million for the three months ended September 30, 2011. This increase is driven not only by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases, but also by the increase in the average financing rate for these repurchase agreements which increased to 1.53% for the three months ended September 30, 2012 from 1.18% for the three months ended September 30, 2011.

Interest expense shown in the table above for non-Agency CMBS of $2.5 million and $1.8 million for the three months ended September 30, 2012 and September 30, 2011, respectively, includes $0.9 million and $0.6 million, respectively, of interest expense for interest rate swaps related to repurchase agreement financing for non-Agency CMBS. Overall, the financing costs (including interest rate swap expense) for non-Agency MBS decreased 0.38% for the three months ended September 30, 2012 from the three months ended September 30, 2011. This is because the interest rate swap expense related to repurchase agreements collateralized by non-Agency MBS has not increased proportionately as much as the average balance of repurchase agreement borrowings collateralized by non-Agency MBS. The additional interest rate swap agreements we have added since September 30, 2011 have been entered into as hedges to our repurchase agreement borrowings collateralized by Agency MBS.

Other Revenues and Expenses

Gain on sale of investments, net. During the three months ended September 30, 2012, we sold $56.1 million in Agency RMBS that were collateralized by reverse mortgage loans and $15.0 million in non-Agency CMBS bonds from the Freddie K Multifamily Program, recording gains of $2.1 million and $1.2 million, respectively. In addition, we recorded an additional gain of $0.2 million related to a securitized mortgage loan liquidation from the second quarter of 2012.

Fair value adjustments, net. For the three months ended September 30, 2012, we recorded unrealized gains of $0.3 million related to the changes in fair value of our Agency CMBS designated as trading securities which were offset by unrealized losses of $(0.3) million related to the changes in fair value of our derivative instruments designated as trading securities. For the three months ended September 30, 2011, we recorded unrealized gains of $0.7 million related to the changes in fair value of our Agency CMBS designated as trading securities and unrealized losses of ($1.4) million related to the changes in fair value of our derivative instruments designated as trading securities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 increased approximately $0.8 million compared to the three months ended September 30, 2011. The majority of this increase is related to additional $0.6 million in salary and related benefits. Our general and administrative expenses as a percentage of average shareholders' equity was 2.1% for the three months ended September 30, 2012, down slightly from 2.5% for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Nine Months Ended
	September 30,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$36,835	$2,118,615	2.33%	$33,792	$1,548,298	2.95%
Financing	(10,460)	(1,949,674)	(0.70)%	(6,710)	(1,433,298)	(0.62)%
Net interest income/spread	$26,375		1.63%	$27,082		2.33%

Agency CMBS	$8,611	$305,433	3.67%	$6,822	$241,022	3.75%
Financing	(3,910)	(253,020)	(2.03)%	(2,887)	(171,247)	(2.23)%
Net interest income/spread	$4,701		1.64%	$3,935		1.52%

Agency CMBS IO	$9,338	$259,151	4.83%	$1,046	$17,072	6.63%
Financing	(1,987)	(206,600)	(1.26)%	(110)	(12,680)	(1.15)%
Net interest income/spread	$7,351		3.57%	$936		5.48%

Total Agency MBS	$54,784	$2,683,199	2.73%	$41,660	$1,806,392	3.11%
Total financing	(16,357)	(2,409,294)	(0.89)%	(9,707)	(1,617,225)	(0.80)%
Total net interest income/spread: Agency MBS	$38,427		1.84%	$31,953		2.31%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses.

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

Our interest income from Agency MBS for the nine months ended September 30, 2012 increased compared to the nine months ended September 30, 2011 due to our purchases of $2,268.8 million in Agency MBS during the past twelve months.

Offsetting the benefit of these purchases, our interest income and effective yields on Agency MBS were negatively impacted during the nine months ended September 30, 2012 by decreases in weighted average coupons on Agency RMBS and Agency CMBS as well as an increase in our net premium amortization. The weighted average coupons for the nine months ended September 30, 2012 were 3.98% and 5.19% for Agency RMBS and Agency CMBS (excluding CMBS IOs), respectively, compared to 4.50% and 5.38% for the nine months ended September 30, 2011, respectively. The decline in weighted average coupon for Agency RMBS is primarily the result of purchases of newer issue Hybrid ARMs and resets in the coupon rates over the last twelve months in our Agency ARMs. The decline in weighted average coupon for Agency CMBS is primarily the result of purchases of investments with lower coupons over the last twelve months.

Net premium amortization increased $33.4 million to $52.7 million for the nine months ended September 30, 2012 compared to $19.3 million for the nine months ended September 30, 2011. This increase in net premium amortization is due primarily to the purchases of higher-priced Agency CMBS IO and Agency RMBS since September 30, 2011.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $4.9 million to $8.1 million for the nine months ended September 30, 2012 from $3.2 million for the nine months ended September 30, 2011.  This is due to the $0.8 million increase in our average balance of financing due to our use of increased repurchase agreement borrowings to finance our

Agency MBS purchases over the past 12 months.  In addition, the average rate on the repurchase agreements (excluding interest rate swap expense) increased to 0.45% for the nine months ended September 30, 2012 from 0.27% for the nine months ended September 30, 2011. This higher cost of financing is indicative of the higher costs of financing the Agency CMBS IO investments, and corresponding higher financing costs, added to our portfolio as well as the current conditions in the repurchase agreement market as discussed previously under "Trends and Recent Market Impacts" in the "Executive Overview" of this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Our financing costs for Agency MBS shown in the table above for the nine months ended September 30, 2012 includes $8.2 million of interest expense related to our interest rate swaps designated as cash flow hedges on our repurchase agreement financings compared to $6.5 million of interest rate swap expense for the nine months ended September 30, 2011.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Nine Months Ended
	September 30,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$710	$16,373	5.73%	$570	$12,622	6.04%
Financing	(171)	(12,278)	(1.83)%	(88)	(9,395)	(1.24)%
Net interest income/spread	$539		3.90%	$482		4.80%

Non-Agency CMBS	$18,451	$397,622	6.11%	$11,121	$250,814	5.93%
Financing	(6,842)	(322,610)	(2.78)%	(5,005)	(215,432)	(3.10)%
Net interest income/spread	$11,609		3.33%	$6,116		2.83%

Non-Agency CMBS IO	$3,291	$62,092	7.11%	$272	$5,604	6.68%
Financing	(611)	(48,656)	(1.65)%	(84)	(4,286)	(1.31)%
Net interest income/spread	$2,680		5.46%	$188		5.37%

Total non-Agency MBS	$22,452	$476,087	6.22%	$11,963	$269,040	5.95%
Total financing	(7,624)	(383,544)	(2.61)%	(5,177)	(229,113)	(2.99)%
Total net interest income/spread: non-Agency MBS	$14,828		3.61%	$6,786		2.96%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses.

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

Our interest income from non-Agency MBS increased by $10.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase is due to a higher average balance as a result of purchases of $208.8 million of these investments subsequent to September 30, 2011. As shown in the table above, the effective yield on our non-Agency MBS portfolio has increased slightly for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This is primarily because the majority of the growth in our non-Agency MBS portfolio has been in non-Agency CMBS IO investments since September 30, 2011. These non-Agency CMBS IO investments are typically higher yielding investments and comprise a larger portion of our non-Agency portfolio as of September 30, 2012 than as of September 30, 2011.

Our interest expense from repurchase agreements collateralized by non-Agency MBS increased to $4.3 million (excluding interest rate swap expense) for the nine months September 30, 2012 compared to $1.4 million for the nine months ended September 30, 2011, an increase driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases.  In addition to the increased average balance, the average rate on these repurchase agreements (excluding interest rate swap expense) increased to 1.55% for the nine months ended September 30, 2012 from 1.17% for the nine months ended September 30, 2011. This higher cost of financing is indicative of the higher cost of financing for non-Agency CMBS IO.

For the nine months ended September 30, 2012 and September 30, 2011, interest expense shown in the table above for non-Agency CMBS of $6.8 million and $5.0 million, respectively, includes $2.4 million and $1.9 million, respectively, of interest expense for interest rate swaps. Overall, the financing costs (including interest rate swap expense) for non-Agency MBS decreased 38 basis points for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. This is because we only partially hedged the interest rate exposure on purchases of non-Agency MBS since September 30, 2011 .

Other Revenues and Expenses

Gain on sale of investments, net. During the nine months ended September 30, 2012, we liquidated a securitized mortgage loan with an amortized cost basis of $3.6 million for which we recorded a gain of $2.1 million. In addition, we purchased and subsequently sold $105.0 million of senior unsecured debt of Freddie Mac for a gain of $1.1 million, sold $56.1 million in Agency RMBS for a gain of $2.1 million, and $15.0 million in non-Agency CMBS for a gain of $1.2 million during the nine months ended September 30, 2012 .

Fair value adjustments, net. For the nine months ended September 30, 2012, our fair value adjustments, net of $(0.1) million consist of unrealized losses of $(0.9) million related to the changes in fair value of our derivative instruments designated as trading securities partially offset by unrealized gains of $0.7 million related to changes in fair value of our Agency CMBS designated as trading securities. For the nine months ended September 30, 2011, our fair value adjustments, net consisted primarily of an unrealized gain of $1.8 million related to the changes in fair value of our Agency CMBS designated as trading securities and an unrealized loss of ($2.6) million related to the changes in fair value of our derivative instruments designated as trading securities.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 increased approximately $2.5 million compared to the nine months ended September 30, 2011. The majority of this increase is primarily related to additional $1.8 million in salary and related benefits with the remaining increase of $0.7 million related to corporate expenses such as legal fees and consulting services.

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

As of September 30, 2012, we had liquidity of $178.8 million consisting of unrestricted cash and cash equivalents of $34.7 million and $144.1 million in unencumbered Agency MBS compared to liquidity of $134.1 million as of December 31, 2011.  Unencumbered Agency MBS are considered part of our liquidity as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (as further discussed below). We monitor daily our current and forecasted available liquidity.

We perform sensitivity analysis on our liquidity based on changes in the value of our collateral which serve as collateral to repurchase agreements from changes in interest rates, credit spreads, lender haircuts and prepayment speeds. Further, we closely manage our debt-to-equity ratio as part of our liquidity management process.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of three to nine times our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than seven times our invested equity capital and provide different limits by investment type. Our maximum target leverage is up to ten times our invested equity on Agency RMBS, eight times on Agency CMBS and five times on Agency CMBS IO. With respect to non-Agency MBS, our maximum target is up to five times our invested equity capital in non-Agency CMBS and RMBS, and up to four times our invested equity capital in non-Agency CMBS IO. The maximum targets represent fixed limits for leveraging our investment capital. We have generally operated at leverage levels below the maximum (e.g., the Agency RMBS current target is approximately 8.25). Based on our investment portfolio as of September 30, 2012, our overall current leverage target is approximately six times our invested equity capital. The leverage target may change in the future as the portfolio mix changes. In addition, we may increase our leverage target by holding less capital against certain investments in our portfolio (therefore effectively increasing the leverage on those investments), and in the next few quarters we expect to increase our overall leverage target to six and a half times our invested equity capital by holding less capital against our Agency Hybrid ARMs. In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by a lower targeted debt-to-equity ratio. We attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all.

Repurchase Agreements

The following table presents certain quantitative information regarding our short-term borrowings (excluding interest rate swap expense) under repurchase agreements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2012	2011	2012	2011
Average balance outstanding	$3,265,816	$2,115,970	$2,818,697	$1,836,198
Weighted average borrowing rate (excluding interest rate swap expense)	0.64%	0.36%	0.61%	0.38%
Maximum balance outstanding	$3,671,736	$2,167,302	$3,671,736	$2,167,302

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of repurchase agreement borrowings, we seek to maintain lending arrangements with multiple counterparties. As of September 30, 2012, we had 28 repurchase agreement counterparties and $3.7 billion in repurchase agreement borrowings outstanding with 21 of those counterparties at a weighted average borrowing rate of 0.63%.  As of December 31, 2011, we had $2.1 billion outstanding with 20 counterparties at a weighted average borrowing rate of 0.61%.

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut" (and which we also refer to as equity at risk). The amount of haircut posted, particularly for non-Agency MBS, is based on the quality and type of collateral being pledged. Because we have increased our investments in both Agency and non-Agency CMBS IO investments, our weighted average haircut has increased from 5.5% as of December 31, 2011 to 7.1% as of September 30, 2012 for repurchase agreements collateralized by Agency MBS and from 16.9% to 19.2%, respectively, for repurchase agreements collateralized by non-Agency MBS. The increase in haircut since December 31, 2011 is due to the advance rates under repurchase agreement financing being lower for CMBS IO investments than for other MBS.

As the collateral pledged is Agency MBS and non-Agency MBS, the value of the collateral can fluctuate with changes in market conditions. If the fair value of the collateral falls below the initial haircut amount, the lender has the right to demand additional margin, or collateral to increase the haircut back to the initial amount. These demands are typically referred to as "margin calls". There is no minimum amount of collateral value decline required before the lender could initiate a margin call. Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions.  Additionally, values in Agency RMBS will also decline from the payment delay feature of those securities.  Agency RMBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency RMBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because these securities are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS.  This causes a temporary use of our liquidity to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following table presents the five counterparties with whom the Company had the greatest amounts of equity at risk as of September 30, 2012:

	September 30, 2012
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Bank, NA and affiliates	$346,602	$111,756
Credit Suisse Securities LLC	252,015	52,690
Bank of America Securities LLC	420,742	44,117
JP Morgan Securities, LLC	158,819	25,111
Morgan Stanley	374,076	22,344
Remaining counterparties	2,119,482	117,333
	$3,671,736	$373,351

Our repurchase agreement counterparties require us to comply with various operating and financial covenants. The financial covenants include requirements that we maintain minimum shareholders' equity (usually a set minimum, or a percentage of the highest amount of shareholders' equity since the date of the agreement), maximum decline in shareholders' equity (expressed as a percentage decline in any given period), and limits on maximum leverage (as a multiple of shareholders' equity). Operating requirements include, among other things, requirements to maintain our status as a REIT and to maintain our listing on the NYSE. Violations of one or more of these covenants could result in the lender declaring an event of default which would result in the termination of the repurchase agreement and immediate acceleration of amounts due thereunder. In addition, some of the agreements contain cross default features, whereby default with one lender simultaneously causes default under agreements with other lenders.  Violations could also restrict us from paying dividends or engaging in other transactions that are necessary for us to maintain our REIT status.

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility, nor do we believe that we are in danger of breaching any of these covenants.

Derivatives

Our interest rate swap agreements require us to post initial margin at inception and variation margin based on subsequent changes in the value of the swap. The collateral posted as margin typically is in the form of cash, Agency MBS, or Treasury securities. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us or return our collateral (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of September 30, 2012, we had Agency MBS with a fair value of $50,966 posted as credit support under the agreements and no collateral had been posted to us.

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

Repurchase Agreement Reform

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

 Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  As of December 31, 2011, we had an estimated net operating loss carryfoward of $146.3 million. We may utilize our NOL carryforward to offset our REIT distribution requirements, subject to limitations as discussed further below.  This would allow us to retain capital and increase our liquidity by reducing or eliminating our dividend payout to common shareholders.
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

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of September 30, 2012:

(amounts in thousands)	Payments due by period
Contractual Obligations:(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements	$3,670,972	$3,670,972	$—	$—	$—
Securitization financing (2)	31,826	8,962	13,071	6,170	3,623
Operating lease obligations	523	149	230	87	57
Total	$3,703,321	$3,680,083	$13,301	$6,257	$3,680

(1)	Amounts presented exclude interest on the related obligations.

(2)
Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral.  Payments due by period were estimated based on the principal repayments forecasted for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2012. These agreements were for a total notional amount of $1,512.0 million, had a weighted average rate of 1.53% and a weighted average term of 43 months.
Off-Balance Sheet Arrangements

As of September 30, 2012, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

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

We make forward-looking statements in this Quarterly Report on Form 10-Q regarding:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns;

•	Our financing and hedging strategy, including our target leverage ratios and anticipated trends in financing costs;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investment portfolio;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of and restrictions on using our tax NOL carryfoward;

•	The status of pending litigation;

•	Estimates of future interest expenses related to the Company's derivatives designated as hedging instruments;\

•	The status of regulatory rule-making or review processes and the status of reform efforts in the repurchase agreement financing market;

•	Market, industry and economic trends; and

•	Interest rates.

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

•	the cost and availability of financing;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	changes in the repurchase agreement financing markets;

•	government initiatives to support the U.S financial system and U.S. housing and real estate markets;

•	GSE reform or other government policies and actions; and

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks.  We do not seek to avoid risk completely, but rather, we attempt to manage these risks while earning an acceptable risk-adjusted return for our shareholders.

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk. Interest rate risk arises primarily because that the maturities of our assets are generally longer than those of our liabilities and because our adjustable rate assets may have limits or caps on the amount that an interest rate may reset. Interest rate risk impacts our net interest income and the market value of our investments and therefore our book value. Specifically, interest rate risk arises from changes in the absolute level of rates, changes in the shape/slope of interest rate curves, and changes in the relationships between short-term and long-term rates.  We attempt to manage our exposure to changes in interest rates by investing in instruments which have shorter maturities or until their rates reset and managing our investment portfolio within interest rate risk tolerances set by our Board of Directors.  Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration could drift outside of our target range due to changes in market conditions, interest rates, market spreads, and activity in our investment portfolio.  We will use interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as the related investments.  Since interest rate swaps fix the rate of interest for the notional amount of the swap, such instruments generally result in interest savings in a rising interest rate environment when the current market interest rate we receive on the swap (which generally is equal to one-month LIBOR) rises higher than the stated fixed rate we pay on the notional amount for each interest rate swap agreement.  Alternatively, a declining or stable interest rate environment generally results in interest expense equal to the difference between the stated fixed rate we pay less the current market interest rate we receive.

Interest rate risk also arises from changes in market credit spreads reflecting the perceived riskiness of assets relative to risk-free rates (e.g., swap rates and mortgage rates relative to the Treasury securities rates).  Increases in market credit spreads with no corresponding change in the underlying risk-free rate will result in a reduction in the value of our investments. We do not attempt to hedge credit spread risk but rather try to manage it by investing in assets that we believe have less spread volatility.

Interest Rate Reset and Interest Rate Cap Risk.  The rates on our borrowings are based primarily on LIBOR and will generally reset on a more frequent basis than the interest rates on our investments.  During a period of rising short-term interest rates, our net interest income will generally decrease because the interest rates on our borrowings may reset at a higher interest rate more quickly than the interest rates on our investments.  This reduction in net interest income will be larger when short-term interest rates are rising rapidly.  Conversely, in a period of falling short-term interest rates, our net interest income will typically increase.  Any increase or decrease in our net interest income for at least a portion of our investment portfolio may be temporary as the yields on Agency ARMs and securitized adjustable-rate mortgage loans adjust to new interest rates after a lag period.

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

The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency MBS portfolio as of September 30, 2012:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	77.2%	1.0%	0.5%
>10.0% to 11.0%	18.8%	2.0%	13.7%
>11.0% to 12.1%	4.0%	5.0%-6.0%	85.8%
	100.0%		100.0%

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The table below shows the sensitivity of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, including all interest rate swaps) as they existed as of September 30, 2012 based on an instantaneous parallel shift in market interest rates as set forth in the table. The "percentage change in projected net interest income" included in the table below is based on the projected net income on the investment portfolio over the next twenty-four months.  The projections are based upon a variety of assumptions including investment prepayment speeds, credit performance, and the availability of financing over the projection period.

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

	September 30, 2012
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value (2)

+100	(7.0)%	(1.7)%
+50	(3.5)%	(0.9)%
0	—%	—%
-50	5.3%	0.7%
-100	7.2%	1.5%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

The table above is intended to demonstrate our sensitivity to interest rates based on our investments and associated financings and derivative instruments as of September 30, 2012.  The impact of changing interest rates on net interest income and market value of our investments can change significantly when interest rates change beyond the above levels or if market expectations of future interest rates begin to materially change.  In addition, other factors will impact the net interest income from and market value of our interest rate-sensitive investments and derivative instruments, such as whether we raise additional capital or change our investment allocations or strategies, changes in prepayment rates on our investments, the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material.

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

Prepayment risk results from both our RMBS and CMBS investments. Loans underlying our CMBS and CMBS IO securities generally have prepayment protection provisions, such as prepayment lock-outs or yield maintenance payment requirements.  The yield maintenance payment requirement generally creates an economic disincentive for the loans to prepay, thereby reducing the prepayments on the related securities, and also compensates us in the event that there are prepayments. As a result of prepayment lock-out and yield maintenance provisions, amortization of premiums on CMBS and CMBS IO securities is generally stable from period to period. However, there are no prepayment protections if the loan defaults and the loan is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Loans underlying our RMBS do not have the same prepayment protection.

Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, and other factors beyond our control.  In addition, actions taken by the U.S. government could increase prepayments as discussed further in Item 2. Management's Discussion and Analysis under “Trends and Recent Market Impacts”.

The following table discloses the net premium (discount) by months until interest rate reset as well as the net premium (discount) as a percentage of par value (or notional value in the case of CMBS IO) for Agency and non-Agency MBS in our investment portfolio as of September 30, 2012 and December 31, 2011:

(amounts in thousands)	September 30, 2012			December 31, 2011
Agency:	RMBS	CMBS	CMBS IO	RMBS	CMBS	CMBS IO
0-12 months to reset	$36,104	$—	$—	$15,338	$—	$—
Greater than 12 months to reset	109,818	—	—	70,150	—	—
Fixed rate	(13)	21,898	508,326	(17)	21,627	86,358
Total premium, net	$145,909	$21,898	$508,326	$85,471	$21,627	$86,358
Par/notional balance	$2,627,300	$289,726	$9,251,338	$1,488,397	$266,952	$1,813,096
Premium, net as a % of par value	5.6%	7.6%	5.5%	5.7%	8.1%	4.8%

Non-Agency:
0-12 months to reset	$(426)	$—	$—	$(540)	$—	$—
Greater than 12 months to reset	—	—	—	—	—	—
Fixed rate	(386)	(18,006)	93,096	(463)	(13,865)	51,239
Total (discount) premium, net	$(812)	$(18,006)	$93,096	$(1,003)	$(13,865)	$51,239
Par/notional balance	$15,007	$452,975	$2,252,064	$17,119	$359,853	$906,202
(Discount) premium, net as a % of par value	(5.4)%	(4.0)%	4.1%	(5.9)%	(3.9)%	5.7%

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

The following table presents our non-Agency MBS by credit rating as of September 30, 2012:

	September 30, 2012
	CMBS	IOs	RMBS	Weighted average
AAA	33.7%	98.0%	79.2%	45.5%
AA	9.8%	2.0%	1.2%	8.3%
A	55.2%	—%	0.5%	44.7%
Below A or not rated	1.3%	—%	19.1%	1.5%

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

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Securities in our investment portfolio are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income if the securities are deemed available for sale, or fair value, net in our statement of operations if the securities are viewed as trading. Regardless of whether an investment is carried at fair value or at historical cost in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes, including maintaining appropriate collateral margins. The fair value of our securities fluctuates primarily due to changes in interest rates, changes in credit spreads (which represents the market's valuation of credit risks in our securities), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we do not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio given changes in market interest rates.

Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities.  In general, our repurchase agreements provide a source of uncommitted short-term financing that finances a longer-term asset, thereby creating a mismatch between the maturity of the asset and of the associated financing.  Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing. In addition, repurchase agreements are collateral based and declines in the market value of our investments subject us to liquidity risk.

For further information, including how we attempt to mitigate liquidity risk and recent developments with respect to our liquidity position, please refer to Note 12 of the Unaudited Consolidated Financial Statements in Item 1 of Part I to this Quarterly Report on Form 10-Q; to “Highlights of Third Quarter and Fourth Quarter Outlook” and “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q; and to “Liquidity and Capital Resources” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax receivables for properties located in the county.  The plaintiffs in this matter have alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax receivables.   The Court granted class action status in this matter in August 2007.  In February 2011, the Court refined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  As a result, the Court dismissed certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and related expenses were assessed by GLS in its collection efforts pursuant to prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claims against GLS. The claims made by plaintiffs that can be appealed include the legality of charging and recovering attorneys' fees and lien revival and filing costs from the class members. Plaintiff has filed an appeal of the Court's ruling to the Pennsylvania Commonwealth Court of Appeals. Plaintiffs have not enumerated their damages in this matter.

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

We cannot predict the impact, if any, of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures on our business, financial position, results of operations, or cash available for distribution to our stockholders.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 8, 2012	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2012	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)