Form 10-K
period 2012-12-31
DYNEX CAPITAL INC
filed 2013-03-08
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1549373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia	23060-9245
(Address of principal executive offices)	(Zip Code)

(804) 217-5800 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
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
Yes           ☐           No           ☑

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $524,083,698 based on the closing sales price on the New York Stock Exchange of $10.38.

On February 28, 2013, the registrant had 54,238,321 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2013 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2012, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”).  We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2012.  See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “the Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Dynex Capital, Inc. is an internally managed mortgage real estate investment trust, or mortgage REIT, which invests in mortgage assets on a leveraged basis.  Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DX" and our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") is traded on the NYSE under the symbol "DXPRA". Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation.  We seek to provide returns to our shareholders through regular quarterly dividends and through capital appreciation.

We were formed in 1987 and commenced operations in 1988.  Beginning with our inception through 2000, our operations largely consisted of originating and securitizing various types of loans, principally single-family and commercial mortgage loans and manufactured housing loans.  Since 2000, we have been an investor in Agency and non-Agency mortgage-backed securities (“MBS”). Agency MBS consist of residential MBS (“RMBS”) and commercial MBS (“CMBS”), which come with a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity such as Fannie Mae and Freddie Mac.  Non-Agency MBS (also consisting of RMBS and CMBS) have no such guaranty of payment.

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We invest our capital pursuant to our Operating Policies as approved by our Board of Directors. Our diversified investment strategy permits investment in Agency MBS and investment grade non-Agency MBS, and since 2008 our investments have been in higher credit quality, shorter duration investments.  Investments considered to be of higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less or limited exposure to changes in interest rates. The target asset allocation for the Company is 60% in Agency MBS and 40% in non-Agency MBS though our actual progress toward these targets will vary based on available investment opportunities.

RMBS. The Company's RMBS investments currently consist predominantly of Agency RMBS but the Company has owned substantial amounts of non-Agency RMBS in the past. Agency RMBS include hybrid Agency adjustable-rate mortgage loans ("ARMs") and Agency ARMs.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable-rate mortgage loans which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable-rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period. The Company may also invest in fixed-rate Agency RMBS from time to time. Additionally, the Company invests in non-Agency RMBS, the majority of which are rated as investment grade. These investments generally resemble similar types of Agency ARMs, but lack a guaranty of payment by an agency of the U.S. government or a U.S. government-sponsored entity.

Interest rates on the adjustable-rate mortgage loans collateralizing hybrid Agency ARMs, Agency ARMs, and non-Agency ARMs are based on specific index rates, such as the London Interbank Offered Rate, or LIBOR, the one-year constant maturity treasury rate, or CMT, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI.  These loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

CMBS. The Company's Agency and non-Agency CMBS are collateralized by first mortgage loans and are comprised of substantially fixed-rate securities. A substantial portion of the CMBS owned by the Company is collateralized by loans secured by multifamily properties. Typically these loans have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty).  Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay. Amounts required to be paid decline over time however, and as loans age, interest rates decline, or market values of the collateral supporting the loan increase, prepayment penalties may not serve as a meaningful economic disincentive to the borrower.

CMBS IO. A portion of the Company's Agency and non-Agency CMBS also include interest only securities ("IOs") which represent the right to receive excess interest payments (but not principal cash flows) based on the underlying unpaid principal balance of the underlying pool of mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. IO securities generally have prepayment protection in the form of lock-outs, prepayment penalties, or yield maintenance associated with the underlying loans.

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio will depend on many factors, many of which are beyond our control. These factors include, but are not limited to, interest rates, trends of interest rates, the relative steepness of interest rate curves, prepayment rates on our investments, competition for investments, and economic conditions and their impact on the credit performance of our investments. In addition, the performance of our investment portfolio and the availability of investments at acceptable return levels is influenced by actions taken by, and policy measures of, the U.S. government, including the Federal Housing Finance Administration and the U. S. Department of the Treasury (the "Treasury"), and actions taken by and policy measures of the U.S. Federal Reserve.

In addition, our business model may be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets.  Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses or at amounts below their true fair value. Other factors also impacting our business include changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act and REIT requirements.

Investing in mortgage-related securities on a leveraged basis subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk, which are discussed in Item 1A, "Risk Factors" of Part I and in Item 7,"Liquidity and Capital Resources" as well as in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of Part II of this Annual Report on Form 10-K. Please see these Items for detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Operating Policies and Restrictions

We operate our business pursuant to our Operating Policies as approved by our Board of Directors, which consist of our Investment Management and Investment Risk Policies. These policies set forth investment and risk limitations as they relate to the Company's investment activities and are reviewed annually by the Board. We also manage our operations and investments to comply with various REIT limitations (as discussed further below in “Federal Income Tax Considerations”) and to avoid qualifying as an investment company as such term is defined in the 1940 Act or as a commodity pool operator under the Commodity Exchange Act and the rules and regulations promulgated thereunder.

In implementing the Operating Policies with respect to non-Agency MBS, we limit our purchases to MBS which are rated investment-grade by at least one nationally recognized statistical ratings organization. We also conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating.

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

Investment Philosophy and Strategy

Our investment philosophy is based on a top-down approach and forms the foundation of our investment strategy. We focus on the expected risk-adjusted outcome of any investment which, given our use of leverage, must include the terms of financing and the expected liquidity of the investment. Key points of our investment philosophy and strategy include the following:

•	understanding macroeconomic conditions including the current state of the U.S. and global economies, the regulatory environment, competition for assets, and the availability of financing;

•	sector analysis including understanding absolute returns, relative returns and risk-adjusted returns;

•	security and financing analysis including sensitivity analysis on credit, interest rate volatility, and market value risk; and

•	managing performance and portfolio risks, including interest rate, credit, prepayment, and liquidity risks.

In executing our investment strategy, we seek to balance the various risks of owning mortgage assets with the earnings opportunity on the investment. We believe our strategy of investing in Agency and non-Agency mortgage assets provides superior diversification of these risks across our investment portfolio and therefore provides ample opportunities to generate attractive risk-adjusted returns while preserving our shareholders’ capital. We also believe that our shorter duration strategy will provide less volatility in our results and our book value per common share than strategies which invest in longer duration assets with potentially more interest rate risk.

The performance of our investment portfolio will depend on many factors including interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. government, including the U.S. Federal Reserve and the United States Department of the Treasury (the “Treasury”). In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” above and "Risk Factors-Risks Related to Our Business" in Item 1A of Part I of this Annual Report on Form 10-K for further discussion.

Financing and Hedging Strategy

We finance our investments primarily through the use of repurchase agreements, and to a lesser extent, non-recourse collateralized financing.

Repurchase Agreements. Repurchase agreement financing is uncommitted short-term financing in which we pledge our MBS as collateral to secure loans made by the repurchase agreement counterparty. Repurchase agreements generally have terms of 30-90 days, though in some instances longer terms may be available, and carry a rate of interest which is usually based on a spread to one-month LIBOR and fixed for the term of the agreement. The amount borrowed under a repurchase agreement is limited by the lender to a percentage of the estimated market value of the pledged collateral, which is generally up to 95% of the estimated market value for Agency MBS and up to 90% for higher credit quality non-Agency MBS. The difference between the market value of the pledged MBS collateral and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity.

If the fair value of the MBS pledged as collateral declines, lenders may require that we pledge additional assets to collateralize the outstanding repurchase agreement borrowings by initiating a margin call. Our pledged collateral fluctuates in value primarily as a result of principal payments and changes in market interest rates and spreads, prevailing market yields, actual or anticipated prepayment speeds and other market conditions. Lenders may also initiate margin calls during periods of market stress as a result of actual or expected volatility in asset prices. There is no minimum amount of collateral value decline required before the lender could initiate a margin call. If we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell the collateral pledged. We attempt to maintain cash and other liquid securities in sufficient amounts to manage our exposure to margin calls by lenders.

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

For further discussion of repurchase agreement financing, please refer to "Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K.

Non-Recourse Collateralized Financing. We utilize securitization financing to finance securitized mortgage loans and certain MBS. Securitization financing is term financing collateralized by securitized mortgage loans and is non-recourse to us. Each series of securitization financing may consist of various classes of bonds at either fixed or variable rates of interest and having varying repayment terms. Payments received on securitized mortgage loans and reinvestment income earned thereon is used to make payments on the securitization financing bonds.

Hedging Strategy. Our hedging strategy is designed to reduce the impact on our income and shareholders’ equity caused by the adverse effects of changes in interest rates. Generally in a period of rising rates our net income may be negatively impacted from our borrowing costs increasing faster than income on our assets, and our shareholders’ equity may decline as a result of declining market values of our MBS. In hedging the risk of changes in interest rates, we principally utilize interest rate swap agreements, but may also utilize interest rate cap or floor agreements, futures contracts, put and call options on securities or securities underlying futures contracts, forward rate agreements, or swaptions. Unless the interpretation of rules established pursuant to the Dodd-Frank Act changes, we will have significant collateral posting requirements for swaps entered into subsequent to June 10, 2013. These posting requirements will make swaps significantly more expensive for the Company and may force us to utilize other strategies of hedging our interest rate risk. For further discussion, please refer to Item 1A, "Risk Factors" contained within Part I of the Annual Report on Form 10-K.

As of December 31, 2012, our hedging instruments consisted solely of interest rate swap agreements. Typically in an interest rate swap transaction, we will pay an agreed upon fixed rate of interest determined at the time of entering into the agreement for a period typically between two and seven years while receiving interest based on a floating rate such as LIBOR. We intend to comply with REIT and tax limitations on our hedging instruments and also intend to limit our use of hedging instruments to only those described above. We also intend to enter into hedging transactions only with counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency.

INDUSTRY OVERVIEW

The public mortgage REIT industry has grown significantly since the beginning of 2008 and includes approximately 33 companies with a total market capitalization of $59.0 billion as of December 31, 2012. Mortgage REITs provide liquidity to the U.S. real estate markets through the purchase of RMBS and CMBS and through the origination or purchase of mortgage loans. The business models of mortgage REITs range from investing only in Agency MBS to investing substantially in non-investment grade MBS and loans. Each mortgage REIT will assume risks in its investment strategy. Whereas we invest in shorter-duration and higher quality MBS in order to mitigate interest rate risk and credit risk, other mortgage REITs may be willing to accept more of these risks than we are and invest in longer-duration or lower-quality assets.

Given the need for private capital to replace the capital currently supporting mortgage finance (from governmental and quasi-governmental public entities such as Fannie Mae, Freddie Mac, GNMA and the Federal Reserve), we believe that mortgage REITs will continue to increase in importance to the U.S. housing and mortgage finance industries. In addition, the uncertainty around regulation of financial institutions under the Dodd-Frank Act, minimum capital standards that may be implemented under the Basel III Accord, increased risk-weightings for certain types of mortgage loans held by depository institutions, and other potential regulatory changes, may further impact capital formation in the U.S. mortgage market which could favor mortgage REITs. There are potential consequences to increased regulation however, including increasing borrowing costs or reduced availability of repurchase agreement financing and the requirement to post significant amounts of margin in order to enter into derivative transactions such as interest rate swaps as discussed above, among other things. In addition, as further discussed in Item 1A, "Risk Factors" below, the Securities and Exchange Commission ("SEC") is reviewing the exemption currently used by most mortgage REITs under the 1940 Act. If the SEC ultimately restricts the use of such exemption, mortgage REIT business models will likely be severely restricted.

COMPETITION

The financial services industry in which we compete is a highly competitive market. In purchasing investments and obtaining financing, we compete with other mortgage REITs, broker dealers and investment banking firms, mutual funds, banks, hedge funds, mortgage bankers, insurance companies, governmental bodies, and other entities, many of which have greater financial resources and a lower cost of capital than we do. Increased competition in the market may reduce the available supply of investments and may drive prices of investments to unacceptable levels which would negatively impact our ability to earn an acceptable amount of income from these investments. Competition can also reduce the availability of borrowing capacity at our repurchase agreement counterparties as such capacity is not unlimited, and many of our repurchase agreement counterparties limit the amount of financing they offer to the mortgage REIT industry.

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

We estimate that our NOL carryforward was approximately $135.9 million as of December 31, 2012, subject to the completion of our 2012 federal income tax return. The NOL expires substantially beginning in 2020. We can utilize our NOL carryforward to offset our taxable earnings after taking the REIT distribution requirements into account. As a result of our public offering of common stock in February 2012, we incurred an "ownership change" as such term is defined in Section 382 of the Code. Based on management's analysis and expert third-party advice, which necessarily includes certain assumptions regarding the characterization under Section 382 of our use of capital raised by us, we determined that the ownership change under Section 382 limits our ability to use our NOL carryforward to a maximum amount of $13.4 million per year. This annual limitation may effectively limit the cumulative amount of pre-ownership change losses, including certain recognized built-in losses, that we may utilize.

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

We also have a taxable REIT subsidiary (“TRS”), which had an NOL carryforward of approximately $4.2 million as of December 31, 2012, subject to the completion of our 2012 federal income tax return. The TRS has limited operations, and, accordingly, we have established a full valuation allowance for the related deferred tax asset.

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

Ownership. In order to maintain our REIT status, we must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of our outstanding shares be owned by five or fewer persons at any time during the last half of our taxable year. The "more than 100 shareholders" rule requires that we have at least 100 shareholders for 335 days of a twelve-month taxable year. In the event that we failed to satisfy the ownership requirements we would be subject to fines and be required to take curative action to meet the ownership requirements in order to maintain our REIT status.

EMPLOYEES

As of December 31, 2012, we have 17 employees and one corporate office in Glen Allen, Virginia. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Executive Officers of the Registrant

Name (Age)	Current Title	Business Experience
Thomas B. Akin (60)	Chairman of the Board and Chief Executive Officer	Chief Executive Officer since February 2008; Chairman of the Board since 2003; managing general partner of Talkot Capital, LLC since 1995.
Byron L. Boston (54)	President, Chief Investment Officer and Director
President and Director effective March 1, 2012; Chief Investment Officer since April 2008; President of Boston Consulting Group from November 2006 to April 2008; Vice Chairman and Executive Vice President of Sunset Financial Resources, Inc. from January 2004 to October 2006.

Stephen J. Benedetti (50)	Executive Vice President, Chief Operating Officer and Chief Financial Officer
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

Page
Risks Related to Our Business	8
Risks Related to Regulatory and Legal Requirements	20
Risks Related to Owning Our Stock	24

Risks Related to Our Business

Our business model depends on our ability to access the credit markets to finance our investments. Our inability to access financing on reasonable terms could materially adversely affect our operations, financial condition and business which may, in turn, negatively affect the market price of our stock.

We depend heavily upon the availability of adequate funding for our investment activities, with such funding primarily consisting of repurchase agreement financing. Our access to financing depends upon a number of factors, over which we have little or no control, including:

•	general market and economic conditions;

•	the actual or perceived financial condition of credit market participants including banks, broker-dealers, hedge funds, and money-market funds, among others;

•	the impact of governmental policies and/or regulations on institutions with respect to activities in the credit markets;

•	market perception of quality and liquidity of the type of assets in which we invest; and

•	market perception of our financial strength.

Repurchase agreements are short-term commitments of capital. Disruptions or volatility in the credit and repurchase agreement markets can and do periodically occur and can result in diminished financing capacity for mortgage securities. These events can lead to adverse impacts on the values of mortgage securities. If a severe event were to occur, lenders may be unwilling or unable to provide financing for our investments or may be willing to provide financing only at much higher rates. This may impact our profitability by increasing our borrowing costs or by forcing us to sell assets. In an extreme case, this may also result in our inability to finance some or all of our securities which could force us to liquidate all or portions of our investment portfolio, potentially in an adverse market environment.

In addition, it is possible that the lenders that provide us with financing could experience changes in their ability or willingness to provide financing, independent of our performance or the value of our assets. Such changes could occur as a result of regulatory changes for our lenders, market conditions or their financial condition. If major market participants exit the financing markets or otherwise restrict their financing to us, it would increase the competition for available repurchase agreement financing, which could adversely affect the marketability and value of our securities and other financial assets in which we invest and could force us to sell assets potentially when asset prices are depressed. These actions would negatively impact our book value and our profitability.

The amount of financing we receive under our repurchase agreements will be directly related to the lenders' valuation of the assets that secure outstanding borrowings. Typically, repurchase agreements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to shareholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment, further depress market values of our assets and result in significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.

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

Repurchase agreements are generally uncommitted short-term financings and changes to terms of such financing may adversely affect our profitability.

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

A decline in the market value of our assets may cause our book value to decline and may result in margin calls that could force us to sell assets under adverse market conditions.

The market value of our assets is generally determined by the marketplace on a spread to the Treasury and or LIBOR swap interest rate curves and generally will move inversely to changes in interest rates (i.e., as Treasury and/or LIBOR rates increase, the value of our investments will decrease). The movement of the Treasury and LIBOR swap curves can result from a variety of factors, including but not limited to factors such as Federal Reserve policy, market inflation expectations, and market perceptions of risk. In periods of high volatility, spreads on our investments to the respective interest rate curve may increase, which would have the same consequence for the value of our assets as if the underlying interest rate curve had increased. As most of our investments are considered available for sale under GAAP and are therefore carried at fair value in our financial statements, the decline in value would cause our shareholders’ equity to correspondingly decline.

Because we utilize recourse collateralized financing such as repurchase agreements, a decline in the market value of our investments may limit our ability to borrow against these assets or result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash. Posting additional collateral or cash to support our borrowings would reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. As a result, we could be forced to sell some of our assets in order to maintain liquidity. Forced sales typically result in lower sales prices than do market sales made in the normal course of business. If our investments were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

Our inability to meet certain covenants in our repurchase agreements and derivative instruments could adversely affect our financial condition, results of operations and cash flows.

In connection with certain of our repurchase agreements and derivative instruments, we are required to maintain certain financial and financial covenants. The most restrictive requires that, on any date, we have (i) a minimum of $30 million of liquidity; (ii) a minimum shareholders' equity of $100 million; and (iii) and a maximum debt-to-equity ratio of 9-to-1. In addition, virtually all of our repurchase agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of a repurchase agreement, acceleration of all amounts owing under the repurchase agreement, and generally gives the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the repurchase agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one repurchase agreement, that violation could lead to defaults, accelerations or other adverse events under other repurchase agreements, as well.

We finance our non-Agency MBS with a limited number of repurchase agreement lenders. A withdrawal by one or more of these lenders could force us to sell our non-Agency MBS at potentially distressed prices which could impact our profitability. It could also cause other lenders to withdraw financing for our Agency MBS.

Non-Agency MBS historically have more price volatility than Agency MBS which limits the number of lenders willing to provide repurchase agreement financing for these securities. In a period of price volatility, we may be subject to margin calls which could adversely impact our liquidity. These margin calls could result from price volatility in the non-Agency MBS or from higher margin requirements by the lender in order to provide additional collateral as a result of the price volatility. In addition, lenders may no longer offer financing of non-Agency MBS which could force us to sell some or all of these investments if we could not find replacement financing. In either instance we may be required to sell assets which could negatively impact our profitability. In an extreme situation, if we lost significant amounts of financing or if we received a significant amount of margin calls on our non-Agency MBS, other lenders may also seek to reduce their financing of our Agency MBS. In such a case we would likely have to sell additional investments to maintain our liquidity.

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

We invest in securities that are not publicly traded in liquid markets. Though Agency MBS are generally deemed to be a very liquid security, turbulent market conditions in the past have at times significantly and negatively impacted the liquidity of these assets. This has resulted in periods of reduced pricing for Agency MBS from our repurchase agreement lenders. In extreme cases, financing might not be available for certain Agency MBS. Generally, our lenders will value Agency MBS based on liquidation value in periods of significant market volatility.

With respect to non-Agency MBS, such securities typically experience greater price volatility than Agency MBS as there is no guaranty of payment by Fannie Mae and Freddie Mac, and they can be more difficult to value. In addition, third-party pricing for non-Agency MBS may be more subjective than for Agency MBS. As such, non-Agency MBS are typically less liquid than Agency MBS and are subject to a greater risk of repurchase agreement financing not being available, market value reductions, and/or lower advance rates and higher costs from lenders.

Illiquidity in our investment portfolio may make it difficult for us to sell certain investment securities if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded certain of our investment securities. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

The adoption of the Dodd-Frank Act and future regulations implementing this and other legislation that affects the mortgage industry and the RMBS markets may have an adverse impact on our business, results of operations and financial condition.

On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a number of regulations under the Dodd-Frank Act have yet to be proposed or adopted, it is not yet known how these additional regulations will ultimately affect the borrowing environment, the investing environment for RMBS, or interest rate swaps and other derivatives. Consequently, it is not possible for us to predict how additional regulation pursuant to the Dodd-Frank Act will affect our business, and there can be no assurance that the Dodd-Frank Act will not have an adverse impact on our results of operations and financial condition.

In addition to the Dodd-Frank Act, the Basel Committee on Banking Supervision in 2009 published Basel III, a comprehensive set of reform measures to strengthen the regulation, supervision and risk management of the banking sector. In June 2012 the U.S. federal banking agencies proposed rules to implement the Basel III capital standards and implement changes to the risk-weighting standards for assets held by depository institutions. These measures aim to improve the banking sector's ability to absorb shocks arising from financial and economic stress, whatever the source, improve risk management and governance, and strengthen banks' transparency and disclosures. As of the date of this Annual Report on Form 10-K, the U.S. federal banking regulators have delayed implementation of the proposed Basel III capital standards, and related proposed changes to risk-weightings for assets held by depository institutions, to consider the significant volume of comments received on the proposed Basel III standards. While we will not be subject to Basel III, many of our lenders will be, and it is likely that Basel III in some manner will impact the cost and availability of repurchase agreement financing when adopted and implemented.

In response to the financial crisis in 2008, the Federal Reserve has eased monetary conditions by lowering the federal funds target rate and has actively sought to put downward pressure on interest rates through the purchase of longer-term Treasury securities and fixed-rate Agency MBS. The Federal Reserve through the open market operations of the Federal Reserve Bank of New York ("FRBNY") now owns substantial amounts of Treasury securities and fixed-rate Agency MBS as a result of these efforts. If the Federal Reserve begins tightening monetary policy or if the FRBNY were to sell these securities or even announce that it intends to sell these securities, longer-term interest rates are likely to increase dramatically which could negatively impact our reported results, our operations, our liquidity and our book value.

In response to the financial crisis, and in order to mitigate its implications for the U.S. economy and financial system, the Federal Reserve aggressively eased monetary policy throughout 2008 by reducing the target for the federal funds rate. By December of 2008, the Federal Open Market Committee (“FOMC”) had reduced its target federal funds rate to a range of between 0% and 0.25% which it still maintains as of the date of this Annual Report on Form 10-K. With the target federal funds rate at the effective lower bound, the FOMC sought to provide additional policy monetary stimulus by expanding the holdings of longer term securities in its portfolio, including large-scale purchases of Treasury securities and fixed-rate Agency RMBS (which the market has referred to as quantitative easing, or "QE"). The purchases were intended to lower longer-term interest rates in general and mortgage rates in particular, and contribute to an overall easing of monetary conditions. Open market operations (i.e., the purchase and sale of securities by the Federal Reserve) have historically been the primary means by which the Federal Reserve implements monetary policy. Open market operations are conducted by the FRBNY, in compliance with authorizations, policies, and procedures established by the FOMC.

The Agency MBS purchase program was announced in November 2008 and has continued in some fashion since that time. The FOMC announced in January 2013 that it will continue to purchase through the FRBNY Agency RMBS of $40 billion per month and will reinvest the proceeds from paydowns received on its existing Agency RMBS portfolio. The FOMC is also purchasing $45 billion per month in longer-term Treasury securities. Taken together, the FOMC has said that it expects these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. The FOMC has also indicated that it will closely monitor information on economic and financial developments in coming months. If the outlook for the U.S. labor market does not improve substantially, the FOMC has said that it will continue its purchases of Treasury and Agency MBS, and employ its other policy tools as appropriate, until such improvement is achieved in a context of price stability. In determining the size, pace, and composition of its asset purchases, the FOMC has said that it will take appropriate account of the likely efficacy and costs of such purchases.

The actions of the Federal Reserve in the context of modern U.S. financial history is unprecedented. The potential market volatility from the Federal Reserve's future withdrawal of support via these asset purchases may be extreme. Further, the ultimate disposition of securities purchased by the Federal Reserve is not known and significant price volatility could occur. In such a case, it is likely that prices could decline which would cause a decline in our book value and also could result in margin calls by our lenders with respect to Agency MBS that are pledged as collateral for repurchase agreements. If declines in prices are substantial, this could force us to sell assets at a loss or at an otherwise inopportune time in order to meet margin calls or repay lenders.

In addition, by keeping the effective targeted federal funds rate at the range of between 0% and 0.25%, the Federal Reserve has kept short-term interest rates low which has benefited our borrowing costs. Once the Federal Reserve announces a higher targeted range or if markets determine that the Federal Reserve is likely to announce a higher target range, our borrowing costs are likely to increase which will negatively impact our results of operations and could impact our financial condition and book value.

Fluctuations in interest rates may have various negative effects on us and could lead to reduced profitability and a lower book value.

Fluctuations in interest rates impact us in a number of ways. For example, in a period of rising rates, we may experience a decline in our profitability from borrowing rates increasing faster than our assets reset or from our investments adjusting less frequently or relative to a different index (e.g., one-year LIBOR) from our borrowings (which are typically based on one-month LIBOR). We may also experience a reduction in the market value of our Agency MBS and non-Agency MBS as a result of higher yield requirements for these types of securities by the market. In a period of declining interest rates, we may experience increasing prepayments resulting in reduced profitability and returns of our capital in lower yielding investments as discussed elsewhere. Although we cannot predict the occurrence or precise impact of future interest rate fluctuations, such fluctuations could negatively impact our results of operations, and could impact our financial condition and book value.

Many of our investments are financed with borrowings which have shorter maturity or interest-reset terms than the associated investment. In addition, both our Agency and non-Agency CMBS are fixed-rate, and a significant portion of our Agency RMBS have a fixed rate of interest for a certain period of time and then reset semi-annually or annually based on an index such as the six-month or one-year LIBOR or one-year CMT. These securities are financed with repurchase agreements which bear interest based predominantly on one-month LIBOR, and generally have initial maturities between 30 and 90 days. In a period of rising rates, rates on our borrowings will typically increase faster than rates on our assets reset, which may result in a reduction in our net interest income. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and period over which interest rates increase.

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

Interest rate caps on the ARMs collateralizing our investments may adversely affect our profitability if interest rates increase.

Because the interest rates on the mortgage loans collateralizing ARM securities are typically based on an interest rate index such as LIBOR, the coupons earned on ARM securities adjust over time. The level of adjustment on the interest rates on ARM securities is limited by contract and is based on the limitations of the underlying ARMs. Such mortgage loans typically have interim, or periodic, and lifetime interest rate caps which limit the amount by which the interest rates can adjust. Periodic interest rate caps limit the amount interest rates can adjust during any given period. Lifetime interest rate caps limit the amount interest rates can adjust from inception through maturity of a particular loan. In a sustained period of rising interest rates or a period in which interest rates rise rapidly, interest on our ARM securities could be limited due to the ARM securities reaching their periodic or lifetime interest rate caps. We may experience price volatility as ARM securities approach their caps. We may also experience a decline in our profitability as the repurchase agreements which finance our ARM securities have no periodic or lifetime interest rate caps.

Our business model depends in part on the continued viability of Fannie Mae and Freddie Mac. Both Fannie Mae and Freddie Mac are currently under conservatorship by the Federal Housing Finance Agency (“FHFA”). As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. Both Fannie Mae's and Freddie Mac's solvency is being supported by the Treasury through their committed purchases of Fannie Mae and Freddie Mac preferred stock. The ultimate impact on the operations of Fannie Mae and Freddie Mac from the conservatorships and the support they receive from the U.S. government is not determinable and could affect Fannie Mae and Freddie Mac in such a way that our business, operations and financial condition may be adversely affected.

In 2008, the FHFA placed Fannie Mae and Freddie Mac under federal conservatorship. As its conservator, the FHFA has broad regulatory powers over Fannie Mae and Freddie Mac and has entered into Preferred Stock Purchase Agreements, as amended, (“PSPAs”) pursuant to which the Treasury ensures that Fannie Mae and Freddie Mac will separately maintain a positive net worth by committing to purchase preferred stock of Fannie Mae and Freddie Mac.

The problems faced by Fannie Mae and Freddie Mac, which resulted in their placement into federal conservatorship and receipt of significant U.S. government support, have sparked debate among federal policy makers regarding the continued role of the U.S. government in providing liquidity for mortgage loans and Agency MBS. On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals. The first goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae and Freddie Mac, and that its proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted in any form and, if enacted, how closely what is enacted will resemble the original proposals from the FHFA White Paper.

With Fannie Mae's and Freddie Mac's future under debate, the nature of their future guarantee obligations could be considerably limited. Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac are eliminated, or their structures change significantly (e.g., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS. This would remove a material component of our investment strategy and would make it more difficult for us to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).

Although the Treasury has committed to the solvency of Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could fail to honor their guarantees and other obligations. If Fannie Mae and Freddie Mac were unwilling or unable to honor the guarantee of payment on Agency MBS, or were perceived to be less likely to honor fully such guarantees, we could potentially incur substantial losses on such securities and experience extreme market price volatility. We rely on our Agency MBS as collateral for our financings under our repurchase agreements. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.

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

Global sovereign credit risk could have a material adverse effect on our business, financial condition and liquidity.

Sovereign credit in the United States and Europe is currently under pressure as a result of large budget deficits, fiscal imbalances and below trend growth or negative growth. While we do not borrow directly from any sovereign, global risk appetite is impacted by changes in actual or perceived credit risk of the United States, Europe and Asia. Adverse changes in sovereign credit ratings could have a material adverse impact on financial markets and economic conditions in the United States and worldwide, and on the availability of financing as well as the price of securities that we own. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

In addition, since Fannie Mae and Freddie Mac are under conservatorship of the U.S. government which is supporting their solvency, it is unclear if any downgrade in the credit of the U.S. government would impact its ability to maintain the solvency of these entities. In such a case, the ability of Fannie Mae and Freddie Mac to perform pursuant to their guarantees on Agency MBS may be severely limited which could have a material adverse effect on our liquidity, financial condition and results of operations.

Changes in prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and the market value of our investments. Changes in prepayment rates also subject us to reinvestment risk.

Our investments subject us to prepayment risk to the extent that we own them at premiums to their par value. We use the effective yield method of accounting for amortization of premiums which is impacted by actual and projected borrower prepayments of principal on the loans (whether on a voluntary or involuntary basis) underlying our investments. If we experience actual prepayments in excess of forecasts or increase our expectations of future prepayment activity, we will amortize premiums on investments on an accelerated basis which may adversely affect our profitability.

Prepayments occur on both a voluntary or involuntary basis. Voluntary prepayments tend to increase when interest rates are declining or, in the case of ARMs or hybrid ARMs, based on the shape of the yield curve. CMBS in which we invest generally are protected in the case of voluntary prepayments either from absolute prepayment lock-out on the loan or compensation for future lost interest income on the loan through yield maintenance payments or prepayment penalties. The actual level of prepayments will be impacted by economic and market conditions, including new loan underwriting requirements. Involuntary prepayments tend to increase in periods of economic stress. Involuntary prepayments occur for all of our investment types, including Agency RMBS and CMBS and non-Agency RMBS and CMBS.

The value of our RMBS assets is affected by prepayment rates on the mortgage loans underlying the RMBS, and our investment strategy includes making investments based on our expectations regarding prepayment rates. Prepayment rates that are faster than anticipated may increase or decrease the value of a security, depending on the type of security and the price paid to acquire the security, and will impact the yield on the security. Prepayment rates may be affected by a number of factors including the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the average remaining life of the loans, the average size of the remaining loans, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors. Consequently, such prepayment rates cannot be predicted with any certainty. In making investment decisions, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If regulatory changes, dislocations in the residential mortgage market, or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (1) predict or make assumptions regarding prepayment rates, (2) assess the market value of target assets, (3) implement hedging strategies and (4) implement techniques to hedge prepayment risks would be significantly affected, which could materially adversely affect our financial position and results of operations. If we make erroneous assumptions regarding prepayment rates, we may experience significant investment losses.

If we receive increased prepayments of our principal in a declining or low interest rate environment, we may earn a lower return on our new investments as compared to the MBS that prepay given the declining interest rate environment. If we reinvest our capital in lower yielding investments, we will likely have lower net interest income and reduced profitability unless the cost of financing these investments declines faster than the rate at which we may reinvest.

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

The Treasury and the Department of Housing and Urban Development ("HUD") have implemented the Home Affordable Refinance Program (or "HARP"), which allows borrowers who are current on their mortgage payments to refinance loans originated on or before May 31, 2009, with current loan-to-value ratios exceeding 80%, in order to reduce their monthly mortgage payments. HARP specifically targets borrowers that are current on their mortgage payment but who have negative equity in their home and, as a result, have been unable to refinance into a lower cost mortgage (given the decline in current mortgage rates compared to pre-May 31, 2009). HARP currently is set to expire on December 31, 2013. Many of our Agency RMBS that are collateralized by mortgage loans whose coupons exceed current mortgage interest rates are owned at premiums to their par balance. HARP initially was not as successful as intended, and recent changes to the program, particularly with respect to Fannie Mae and Freddie Mac's implementation of HARP, have led to increased participation in HARP and generally increased prepayment activity on Agency RMBS. If refinance activity continues to increase for Agency RMBS or if we increase forecasted prepayments on our Agency RMBS, our net interest income would be negatively impacted by the additional amortization of premium on our Agency RMBS. In addition, we may experience significant volatility in the market value of Agency RMBS as the market resets prepayment expectations on Agency RMBS. Such volatility could lead to margin calls from our repurchase agreement lenders and could force us to sell these securities under unfavorable conditions and possibly at a loss.

The Treasury and HUD have also created a number of different programs intended to assist borrowers that are struggling to make their mortgage payment that may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Loan modifications such as these could result in our ultimately receiving less than we are contractually due on certain of our investments. A significant number of loan modifications with respect to a given security could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including new mortgage loan modification programs and possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our securitized single-family mortgage loans and Agency RMBS.

We invest in interest only ("IO") derivative securities issued by CMBS securitization trusts which are backed principally by multifamily mortgage loans. We could lose some or all of our investment in CMBS IO securities if the loans in the CMBS securitization trusts unexpectedly prepay.

IO securities have no principal amounts outstanding and consist only of the right to receive excess interest payments on the underlying CMBS loans included in the securitization trust. We could lose some or all of our investment in our IO securities if the underlying loans in the CMBS default and are liquidated, restructured or are otherwise repaid or refinanced prior to their expected repayment date. Such an event would cause our net income to decline and could also result in declines in market prices on our CMBS IO securities, thereby reducing our book value, resulting in margin calls from repurchase agreement lenders, and adversely affecting our financial condition. In addition, loans underlying the CMBS may be protected from voluntary prepayment through lock-out, yield maintenance, or prepayment penalty provisions. In certain IO securities, yield maintenance or prepayment penalties may not be sufficient to compensate us for the loss of future excess interest as a result of the prepayment thereby adversely affecting our results of operations.

Provisions requiring yield maintenance charges, prepayment penalties, defeasance or lock-outs in CMBS IO securities may not be enforceable
Provisions in loan documents for mortgages in CMBS IO securities in which we invest requiring yield maintenance charges, prepayment penalties, defeasance or lock-out periods may not be enforceable in some states and under federal bankruptcy law. Provisions in the loan documents requiring yield maintenance charges and prepayment penalties may also be interpreted as constituting the collection of interest for usury purposes. Accordingly, we cannot be assured that the obligation of a borrower to pay any yield maintenance charge or prepayment penalty under a loan document in a CMBS IO security will be enforceable. Also, we cannot be assured that foreclosure proceeds under a loan document in a CMBS IO security will be sufficient to pay an enforceable yield maintenance charge. If yield maintenance charges and prepayment penalties are not collected, or if a lock-out period is not enforced, we may incur losses to write-down the value of the CMBS IO security for the present value of the amounts not collected. This would also likely cause margin calls from any lender on the CMBS IO impacted.

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

We may pursue various types of hedging strategies, including interest rate swap agreements, interest rate caps and other derivative transactions (collectively, “hedging instruments”). We expect hedging to assist us in mitigating and reducing our exposure to higher interest expenses, and to a lesser extent, losses in book value, from adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets in our investment portfolio and financing sources used. No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed, and there is no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition. Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT, and certain Commodity Futures Trading Commission rules, regulations and guidance we must satisfy in order not to be required to register as a commodity pool operator, may limit our ability to hedge against such risks. In addition, these hedging strategies may adversely affect us because hedging activities involve an expense that we will incur regardless of the effectiveness of the hedging activity.

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

Hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of hedging instruments may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. In certain circumstances a liquid secondary market may not exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

In order to maintain our portfolio size and our earnings, we must reinvest the cash flows we receive from our existing investment portfolio including monthly principal and interest payments, and proceeds from sales. If the assets we acquire in the future earn lower yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down or are sold. The risk that newly-acquired investments will not generate yields as attractive as yields on our current assets has been exacerbated in recent quarters due to the very low interest rate environment, Federal Reserve monetary policy and open market purchases of assets, and increased competition for investment securities.

Our Chairman and Chief Executive Officer devotes a portion of his time to another company in a capacity that could create conflicts of interest that may harm our investment opportunities; this lack of a full-time commitment could also harm our operating results.

Our Chairman and Chief Executive Officer, Thomas Akin, is the managing general partner of Talkot Capital, LLC, to which he devotes a portion of his time. Talkot Capital invests in both private and public companies, including investments in common and preferred stocks of other public mortgage REITs. Mr. Akin’s activities with respect to Talkot Capital result in his spending only a portion of his time and effort on managing our activities, as he is under no contractual obligation which mandates that he devote a minimum amount of time to our company. Since he is not fully focused on us at all times, this may harm our overall management and operating results. In addition, though the investment strategy and activities of Talkot Capital are not directly related to us, Mr. Akin’s activities with respect to Talkot Capital may create conflicts. Our corporate governance policies include formal notification policies with respect to potential issues of conflict of interest for competing business opportunities. Compliance by Mr. Akin, and all employees, is closely monitored by our Chief Financial Officer and Board of Directors. Nonetheless, Mr. Akin’s activities with respect to Talkot Capital could create conflicts of interest.

Risks Related to Regulatory and Legal Requirements

Risks Specific to Our REIT Status

Qualifying as a REIT involves highly technical and complex provisions of the Code, and a technical or inadvertent violation could jeopardize our REIT qualification. Maintaining our REIT status may reduce our flexibility to manage our operations.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our operations and use of leverage also subjects us to interpretations of the Code, and technical or inadvertent violations of the relevant requirements under the Code could cause us to lose our REIT status or to pay significant penalties and interest. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, after consideration of our NOL carryforward but not considering any dividends paid to our shareholders during the respective tax year. If we could not otherwise offset this taxable income with our NOL carryforward, the resulting corporate tax liability could be material to our results and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT until the fifth taxable year following the year for which we failed to qualify as a REIT.

Our future use of our tax NOL carryforward is limited under Section 382 of the Code, which could result in higher taxable income and greater distribution requirements in order to maintain our REIT status. Further, if we unknowingly undergo another ownership change pursuant to Section 382, or miscalculate the limitations imposed by a known ownership change, and utilize an impermissible amount of the NOL, we may fail to meet the distribution requirements of a REIT and therefore we could lose our REIT status.

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

Our public offering of common stock in February 2012 resulted in an ownership change under Section 382. Based on management's analysis and expert third-party advice, which necessarily includes certain assumptions regarding the characterization under Section 382 of our use of capital raised by us, we determined that the ownership change under Section 382 will limit our ability to use our NOL carryforward to offset our taxable income to an estimated maximum amount of $13.5 million per year. Because NOLs generally may be carried forward for up to 20 years, this annual limitation may effectively limit the cumulative amount of pre-ownership change losses, including certain recognized built-in losses, that we may utilize. This would result in higher taxable income and greater distribution requirements in order to maintain REIT qualification than if such limitation were not in effect.

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

If we unknowingly undergo another ownership change under Section 382, or miscalculate the limitations imposed by a known ownership change, the use of the NOL could be limited more than we have determined and we may utilize (or may have utilized) more of the NOL than we otherwise may have been allowed. In such an instance we may be required to pay taxes, penalties and interest on the excess amount of NOL used, or we may be required to declare a deficiency dividend to our shareholders for the excess amount. In addition, if any impermissible use of the NOL led to a failure to comply with the REIT distribution requirements, we could fail to qualify as a REIT.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure or considered prohibited transactions under the Code, and state or local income taxes. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from prohibited transactions, we may hold some of our assets through a taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates to the extent that such TRS does not have an NOL carryforward. Any of these taxes would decrease cash available for distribution to our shareholders.

If we fail to maintain our REIT status, our ability to utilize repurchase agreements as a source of financing and to enter into interest rate swap agreements may be impacted.

Most of our repurchase agreements and the agreements governing our interest rate swaps require that we maintain our REIT status as a condition to engaging in a transaction with us. Even though repurchase agreements generally are not committed facilities with our lenders, if we failed to maintain our REIT status our ability to enter into new repurchase agreement transactions or renew existing, maturing repurchase agreements will likely be limited. Some of our repurchase agreements and swap agreements have cross-default provisions which provide for lenders to terminate these agreements if we default under any of our repurchase agreements or swap agreements. As such, we may be required to sell investments, potentially under adverse circumstances, that were previously financed with repurchase agreements and we may be forced to terminate our interest rate swap agreements.

Certain of our securitization trusts that qualify as “taxable mortgage pools” require us to maintain equity interests in the securitization trusts. If we do not, our profitability and cash flow may be reduced.

Certain of our securitization trusts are considered taxable mortgage pools for federal income tax purposes. These securitization trusts are exempt from taxes so long as we, or another REIT, own 100% of the equity interests in the trusts. If we fail to maintain sufficient equity interest in these securitization trusts or if we fail to maintain our REIT status, then the trusts may be considered separate taxable entities. If the trusts are considered separate taxable entities, they will be required to compute taxable income and pay tax on such income. Our profitability and cash flow will be impacted by the amount of taxes paid. Moreover, we may be precluded from selling equity interests, including debt securities issued in connection with these trusts that might be considered to be equity interests for tax purposes, to certain outside investors.

Risks Related to the Investment Company Act of 1940 (the "1940 Act")

If we fail to properly conduct our operations we could become subject to regulation under the 1940 Act. Conducting our business in a manner so that we are exempt from registration under and compliance with the 1940 Act may reduce our flexibility and could limit our ability to pursue certain opportunities.

We seek to conduct our operations so as to avoid falling under the definition of an investment company pursuant to the 1940 Act.  Specifically, we seek to conduct our operations under the exemption provided under Section 3(c)(5)(C) of the 1940 Act, a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate.  According to SEC no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the Act. Our subsidiaries will rely either on Section 3(c)(5)(C) or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7). The SEC is currently reviewing the Section 3(c)(5)(C) exemption as further discussed below. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C).

Under the 1940 Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. If we were determined to be an investment company, our ability to use leverage and conduct business as we do today would be substantially impaired.

In August 2011, the SEC initiated a review of Section 3(c)(5)(C) of the 1940 Act and the regulations and regulatory interpretations promulgated thereunder. We rely on Section 3(c)(5)(C) as an exemption from registration and regulation under the 1940 Act and any regulatory changes as a result of this SEC review could require us to change our business and operations.

On August 31, 2011, the SEC issued a concept release relating to the exclusion from registration as an investment company provided to mortgage companies by Section 3(c)(5)(C) of the 1940 Act. This release raises concerns regarding the ability of mortgage REITs to continue to rely on the exclusion in the future. In particular, the release states the SEC is concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the 1940 Act by Section 3(c)(5)(C).

Although we believe that we are properly relying on Section 3(c)(5)(C) to exempt us from regulation under the 1940 Act (which belief in large part is based on no-action letters issued by the SEC with respect to operations of other mortgage REITs), the SEC review could eventually affect our ability to rely on that exemption or could eventually require us to change our business and operations in order for us to continue to rely on that exemption. If the SEC changes or narrows this exemption, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions, which could have a material adverse effect on our financial condition and results of operations. We could also be forced to materially alter our business model and investment strategies which could materially and adversely affect our profitability.

The outcome of the review by the SEC at this time is not determinable, and the SEC may take no action as a result of its review of the Section 3(c)(5)(C) exemption from the 1940 Act. It is also possible that the SEC issues interpretative guidance for mortgage REITs as to how their operations must be structured in order to avoid being considered an investment company, and compliance with any such guidance could limit our operations and our profitability as indicated above. Finally, it is possible that the SEC requires mortgage REITs to be considered investment companies and to register under the 1940 Act which would severely limit our operations and profitability and likely have a material adverse effect on our financial condition and results of operations.

Other Regulatory Risks

In the event of bankruptcy either by ourselves or one or more of our third party lenders, under the U.S. Bankruptcy Code, assets pledged as collateral under repurchase agreements may not be recoverable by us. We may incur losses equal to the excess of the collateral pledged over the amount of the associated repurchase agreement borrowing.

In the event that one of our lenders under a repurchase agreement files for bankruptcy, it may be difficult for us to recover our assets pledged as collateral to such lender. In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under our repurchase agreements without delay. In the event of a bankruptcy by one of our lenders, or us, we may incur losses in amounts equal to the excess of our collateral pledged over the amount of repurchase agreement borrowing due to the lender.

If we fail to abide by certain Commodity Futures Trading Commission (“CFTC”) rules and regulations, we may be subject enforcement action by the CFTC.

On December 7, 2012, the CFTC’s Division of Swap Dealer and Intermediary Oversight (the “Division”) issued no-action relief from commodity pool operator (“CPO”) registration to mortgage REITs that use CFTC-regulated products

(“commodity interests”) and that satisfy certain enumerated criteria. Pursuant to such no-action letter, the Division will not recommend that the CFTC take enforcement action against a mortgage REIT if its operator fails to register as a CPO, provided that the mortgage REIT (i) submits a claim to take advantage of the relief and (ii) the mortgage REIT: (a) limits the initial margin and premiums required to establish its commodity interest positions to no greater than 5 percent of the fair market value of the mortgage REIT’s total assets; (b) limits the net income derived annually from its commodity interest positions, excluding the income from commodity interest positions that are “qualifying hedging transactions,” to less than 5 percent of its annual gross income; (c) does not market interests in the mortgage REIT to the public as interests in a commodity pool or otherwise in a vehicle for trading in the commodity futures, commodity options or swaps markets; and (d) either: (A) identified itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or (B) if it has not yet filed its first U.S. income tax return on Form 1120-REIT, it discloses to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.

We submitted our claim to the Division on December 19, 2012 and intend to satisfy the criteria set forth above. If we do not satisfy the criteria set forth above, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.

Risks Related to Accounting and Reporting Requirements

Estimates are inherent in the process of applying GAAP, and management may not always be able to make estimates which accurately reflect actual results, which may lead to adverse changes in our reported GAAP results.

Interest income on our assets and interest expense on our liabilities is partially based on estimates of future events. These estimates can change in a manner that negatively impacts our results or can demonstrate, in retrospect, that revenue recognition in prior periods was too high or too low. For example, we use the effective yield method of accounting for many of our investments which involves calculating projected cash flows for each of our assets. Calculating projected cash flows involves making assumptions about the amount and timing of credit losses, loan prepayment rates, and other factors. The yield we recognize for GAAP purposes generally equals the discount rate that produces a net present value for actual and projected cash flows that equals our GAAP basis in that asset. We update the yield recognized on these assets based on actual performance and as we change our estimates of future cash flows. The assumptions that underlie our projected cash flows and effective yield analysis may prove to be overly optimistic, or conversely, overly conservative. In these cases, our GAAP yield on the asset or cost of the liability may change, leading to changes in our reported GAAP results.

Risks Related to Owning Our Stock

The stock ownership limit imposed by the Code for REITs and our Articles of Incorporation may restrict our business combination opportunities. The stock ownership limitation may also result in reduced liquidity in our stock and may result in losses to an acquiring shareholder.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our Articles of Incorporation, with certain exceptions, authorize our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our Articles of Incorporation, no person may beneficially or constructively own more than 9.8% of our capital stock (including our common stock and Series A Preferred Stock). Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary.

The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our Articles of Incorporation apply to the ownership at any time by any “person,” which includes entities, and are intended to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our stock or otherwise be in the best interest of our shareholders.

Whether we would waive the ownership limitation for any other shareholder will be determined by our Board of Directors on a case by case basis. Our Articles of Incorporation’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to the ownership limit. The Board of Directors has the right to refuse to transfer any shares of our capital stock in a transaction that would result in ownership in excess of the ownership limit. In addition, we have the right to redeem shares of our capital stock held in excess of the ownership limit.

The stock ownership limit imposed by the Code for REITs and our Articles of Incorporation may impair the ability of holders to convert shares of our Series A Preferred Stock into shares of our common stock upon a change of control.

The terms of our Series A Preferred Stock provide that, upon occurrence of a change of control (as defined in the Articles of Incorporation), each holder of Series A Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined herein), we provide notice of our election to redeem the Series A Preferred Stock) to convert all or part of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of shares of our common stock per share of Series A preferred Stock based on a formula set forth in our Articles of Incorporation. However, the stock ownership restrictions in our Articles of Incorporation also restrict ownership of shares of our Series A Preferred Stock. As a result, no holder of Series A Preferred Stock will be entitled to convert such stock into our common stock to the extent that receipt of our common stock would cause the holder to exceed the ownership limitations contained in our Articles of Incorporation, endanger the tax status of one or more REMICs in which we have or plan to have an interest, or result in the imposition of a direct or indirect penalty tax on us. These provisions may limit the ability of a holder of Series A Preferred Stock to convert shares of Series A Preferred Stock into our common stock upon a change of control, which could adversely affect the market price of shares of our Series A Preferred Stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic shareholders that are individuals, trusts and estates may be either15% or 20%, depending on whether the taxpayer's income exceeds the threshold for the newly enacted 39.6% income tax bracket. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
We lease one facility located at 4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia 23060 under two separate leases which provides a total of 9,280 square feet of office space for our executive officers and administrative staff. The term of the first lease for 7,068 square feet expires in March 2014, but may be renewed at our option for one additional five-year period at a rental rate 3% greater than the rate in effect during the preceding 12-month period. The term of the second lease for 2,212 square feet expires in January 2017 and is not subject to a renewal option. We believe that our property is maintained in good operating condition and is suitable and adequate for our purposes.

ITEM 3.	LEGAL PROCEEDINGS
The Company records accruals for certain outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed.

The Company and its subsidiaries are parties to various legal proceedings, including those as described below.  Although the ultimate outcome of these legal proceedings cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or liquidity.  However, the resolution of any of the proceedings described below could have a material impact on consolidated results of operations or cash flows in a given future reporting period as the proceedings are resolved.

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county.  The plaintiffs in this matter alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax lien receivables.   The Court granted class action status and defined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  Amendments to the statute that governs the collection of delinquent tax lien receivables in Pennsylvania, related case law, and GLS' filing of one or more successful motions for summary judgment resulted in the dismissal of certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and lien costs were assessed by GLS in its collection efforts pursuant to the prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claims against GLS. Plaintiffs subsequently appealed the dismissal to the Pennsylvania Commonwealth Court of Appeals. The claims made by plaintiffs on appeal include only the legality of charging and recovering attorneys' fees and tax lien revival and assignment costs from the class members. Plaintiffs have not enumerated their damages in this matter.

The Company, GLS, and Allegheny County are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania. The lawsuit relates to the activities of GLS in Allegheny County related to the purchase and collection of delinquent property tax lien receivables discussed above. The purported class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, and certain other fees and who sustained economic damages on and after August 14, 2003. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and / or Allegheny County are an unconstitutional taking of private property.  The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. The same class previously filed substantially the same lawsuit in 2004 against GLS and Allegheny County (ACORN v. County of Allegheny and GLS Capital, Inc.), and GLS's Motion for Summary Judgment is pending in that action.  The Company believes the claims are without merit and intends to defend against them vigorously in this matter.

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160 million “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2.1 million. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiff's appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160 million “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25.6 million damage award against DCI. The Fifth Circuit's decision appears to permit Plaintiffs to recover the costs of their appeal from both the Company and DCI. The Company and DCI currently intend to file a motion for rehearing with the Fifth Circuit on the issue of the costs. As part of the motion for rehearing, DCI may also challenge the $25.6 million damage award and the decision regarding attorneys' fees. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately 25,728 holders of record as of February 28, 2013. On that date, the closing price of our common stock on the New York Stock Exchange was $10.83 per share. The high and low stock prices and cash dividends declared on our common stock for each quarter during the last two years were as follows:

	High	Low	Common Stock Dividends Declared
2012:
First quarter	$9.64	$9.04	$0.28
Second quarter	$10.49	$8.94	$0.29
Third quarter	$10.98	$9.92	$0.29
Fourth quarter	$10.90	$8.66	$0.29
2011:
First quarter	$10.98	$9.93	$0.27
Second quarter	$10.14	$9.40	$0.27
Third quarter	$9.87	$8.06	$0.27
Fourth quarter	$9.65	$7.25	$0.28

Any dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status and maintaining compliance with dividend requirements of the Series A Preferred Stock. The Series A Preferred Stock has a stated quarterly dividend of $0.53125 per share and was declared and paid in full for the last two quarters of the 2012 fiscal period, taking into account a proportional adjustment to the third quarter 2012 dividend because the Series A Preferred was issued during the third quarter of 2012.

The following graph is a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index. The table below assumes $100 was invested at the close of trading on December 31, 2007 in each of our common stock, the S&P 500, the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index and assumes reinvestment of dividends.

Comparative Five-Year Total Returns
$250
$200
$150
$100
$50
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Dynex Capital, Inc.
S & P 500
Bloomberg Mortgage REIT Index
SNL U.S. Finance REIT Index

	Cumulative Total Stockholder Returns as of December 31,
Index	2007	2008	2009	2010	2011	2012
Dynex Capital, Inc. Common Stock	$100.00	$80.60	$120.22	$165.68	$155.65	$180.61
S&P 500	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59
Bloomberg Mortgage REIT Index	$100.00	$58.75	$74.67	$93.19	$91.47	$108.30
SNL U.S. Finance REIT Index	$100.00	$53.64	$67.25	$83.71	$82.01	$98.48

The sources of this information are Bloomberg, SNL Financial, and Standard & Poor’s, which management believes to be reliable sources. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

On November 7, 2012, the Company's Board of Directors authorized a common stock repurchase program under which the Company may purchase up to $50 million of its outstanding shares of common stock through December 31, 2014. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation, which is contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				($ in thousands)
October 1, 2012 - October 31, 2012	—	$—	—	$—
November 1, 2012 - November 30, 2012	104,000	8.86	104,000	49,079
December 1, 2012 - December 31, 2012	—	—	—	—
Total	104,000	$8.86	104,000	$49,079

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with the audited consolidated financial statements of the Company and notes contained in Item 8 of the Annual Report on Form 10-K.

	For the Year Ended December 31,
($ in thousands except per share data)	2012	2011	2010	2009	2008
Net interest income	$78,401	$59,295	$34,424	$24,558	$10,547
Net interest income after provision for loan losses	78,209	58,424	33,045	23,776	9,556
Gain on sale of investments	8,461	2,096	2,891	171	2,316
Fair value adjustments, net	(173)	(676)	294	205	7,147
Other income, net	281	134	1,498	145	1,734
General and administrative expenses	(12,736)	(9,956)	(8,817)	(6,716)	(5,632)
Net income	74,042	39,812	29,472	17,581	15,121
Net income to common shareholders	72,006	39,812	26,411	13,571	11,111
Net income per common share:
Basic	$1.35	$1.03	$1.50	$1.04	$0.91
Diluted	$1.35	$1.03	$1.41	$1.02	$0.91
Dividends declared per share:
Common	$1.15	$1.09	$0.98	$0.92	$0.71
Series A Preferred	$0.97	$—	$—	$—	$—
Series D Preferred	$—	$—	$0.71	$0.95	$0.95

Average interest earning assets (1)	$3,492,158	$2,283,440	$1,012,520	$740,640	$421,796
Average interest bearing liabilities (1)	(3,069,348)	(2,002,981)	(865,920)	(627,848)	(327,687)
Average effective yield earned on assets(2)	3.25%	3.64%	4.81%	5.29%	6.79%
Average effective rate on liabilities(2)	(1.12)%	(1.19)%	(1.64)%	(2.06)%	(5.28)%
Net interest spread (2)	2.13%	2.45%	3.17%	3.23%	1.51%

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

	As of December 31,
(amounts in thousands except share and per share data)	2012	2011	2010	2009	2008
Investments	$4,175,662	$2,500,976	$1,614,126	$914,421	$572,876
Total assets	4,280,229	2,582,193	1,649,584	958,062	607,191
Repurchase agreements	3,564,128	2,093,793	1,234,183	638,329	274,217
Non-recourse collateralized financing	30,504	70,895	107,105	143,081	177,157
Total liabilities	3,663,519	2,210,844	1,357,227	789,309	466,782
Shareholders’ equity	$616,710	$371,349	$292,357	$168,753	$140,409
Common shares outstanding	54,268,915	40,382,530	30,342,897	13,931,512	12,169,762
Book value per common share (1)	$10.30	$9.20	$9.64	$9.08	$8.07

(1)
The calculation of book value per common share as of December 31, 2012, December 31, 2009, and December 31, 2008 excludes the aggregate liquidation value of the preferred stock outstanding as of those dates which was $57.5 million, $42.2 million, and $42.2 million, respectively.

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

EXECUTIVE OVERVIEW

We believe that the outlook for our business model is favorable given the economic backdrop, despite the uncertainty regarding government policy and its potential effects on prepayments of our investments, the impact on our portfolio from asset purchases by the Federal Reserve in a third round of quantitative easing, or "QE3", and the uncertainty in Europe (in particular, uncertainty regarding the European Union's political, economic and monetary future) and its potential impact on the U.S. credit markets. During 2012 we significantly expanded our investment in Agency CMBS IO and non-Agency CMBS and CMBS IO given the attractive risk-adjusted return and prepayment protection profile of these investments. With respect to non-Agency CMBS and CMBS IO, we have purchased higher quality securities (A-rated and AAA-rated, respectively) which will have higher yields than Agency CMBS and CMBS IO, but which carry higher financing risks and costs and can exhibit more price volatility. We also added longer-to-reset Agency Hybrid ARMs as we expect interest rates overall to remain range-bound for the foreseeable future.

Highlights of the Fourth Quarter

During the fourth quarter of 2012, we reported net income of $18.3 million, or $0.34 per common share versus $18.4 million, or $0.34 per common share for the third quarter of 2012. Our net interest income increased to $21.1 million for the fourth quarter of 2012 compared to $19.1 million for the third quarter of 2012 due to the higher average balance of our investment portfolio of $4,117.5 million during the fourth quarter of 2012 versus $3,729.1 million for the third quarter of 2012. Although our average interest earning assets increased, our weighted average net interest spread declined to 1.93% for the fourth quarter of 2012 from 2.00% for the third quarter of 2012. Our net interest spread is declining as a result of purchasing lower spread assets and also from interest-rate resets on our Agency ARM portfolio.

The following table summarizes the average annualized yield by type of MBS investment for the fourth quarter of 2012 and for each of the preceding four quarters:

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Average annualized yields:
Agency RMBS	2.08%	2.15%	2.33%	2.70%	2.83%
Agency CMBS (includes IOs)	4.29%	4.35%	4.32%	4.05%	4.49%
Non-Agency RMBS	5.55%	5.63%	5.60%	5.69%	6.27%
Non-Agency CMBS (includes IOs)	5.47%	5.68%	6.07%	6.52%	6.37%
All other investments	5.08%	5.31%	4.97%	4.13%	5.74%
Costs of financing	(1.11)%	(1.12)%	(1.11)%	(1.17)%	(1.20)%
Net interest spread	1.93%	2.00%	2.18%	2.41%	2.56%

Although we have targeted a 60%/40% allocation between Agency MBS and non-Agency MBS/loans, our Agency MBS allocation in recent quarters has increased outside of this range due to attractive investment opportunities in Agency CMBS IO. The following table provides our asset allocation as of December 31, 2012 and as of the end of each of the four preceding quarters:

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Agency MBS	83.6%	84.6%	82.1%	81.1%	78.6%
Non-Agency MBS	14.7%	13.6%	15.4%	14.2%	16.8%
Other investments	1.7%	1.8%	2.5%	4.7%	4.6%

Our shareholders' equity decreased to $616.7 million as of December 31, 2012, or $10.30 per common share, from $617.9 million, or $10.31 per common share as of September 30, 2012. The decrease in shareholders' equity since September 30, 2012 resulted from a net decrease in accumulated other comprehensive income of $3.4 million, partially offset by our net income in excess of dividends declared. The decrease in accumulated other comprehensive income was due to a net decrease in the fair value of available for sale investments due to decreases in the fair value of Agency RMBS caused by increased prepayment concerns.

As of December 31, 2012, we had an estimated net operating loss ("NOL") carryfoward of $135.9 million.  As a result of our common stock offering in February 2012, we underwent an "ownership change" under Section 382 of the Code ("Section 382").  In general, if a company undergoes an ownership change under Section 382, the company's ability to utilize an NOL carryforward to offset its taxable income (and, in our case, after taking the REIT distribution requirements into account), becomes limited to a certain amount per year.  For purposes of Section 382, an ownership change occurs if over a rolling three-year period, the percentage of the company stock owned by 5% or greater shareholders has increased by more than 50 percentage points over the lowest percentage of common stock owned by such shareholders during the three-year period.  Based on management's analysis and expert third-party advice, which necessarily includes certain assumptions regarding the characterization under Section 382 of our use of capital raised by us, we determined that the ownership change under Section 382 will limit our ability to use our NOL carryforward to offset our taxable income to an estimated maximum amount of $13.4 million per year. The NOL carryforward expires substantially beginning in 2020.

Trends and Recent Market Impacts

The following marketplace conditions and prospective trends have impacted and may continue to impact our future results of operations and our financial condition. For additional information about risks that may be posed by these trends, please refer to Part I, Item 1A, "Risk Factors" and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" contained within this Annual Report on Form 10-K.

Federal Reserve Monetary Policy and the Effects on Agency RMBS and Prepayments

In September 2012, the Federal Open Market Committee ("FOMC") announced QE3 by indicating that it will purchase $40 billion per month in fixed-rate Agency RMBS, continue to reinvest principal repayments on its existing Agency RMBS portfolio, and extend the average maturity of its holdings of securities. These actions are expected to increase the FOMC's holdings of longer-term securities by about $85 billion each month.. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, there is no way of knowing what impact QE3 or any future actions by the Federal Reserve will have on the prices and liquidity of Agency RMBS or other securities in which we invest. The Federal Reserve indicated in January 2013 that QE3 would continue in 2013 and until improvements in economic conditions and labor markets are achieved.

During the fourth quarter of 2012, we received principal payments on our Agency RMBS of $214.9 million. Our average constant prepayment rate, or CPR, for our Agency RMBS during the fourth quarter of 2012 was 24.3% versus 23.4% for the third quarter of 2012, 20.8% for the second quarter of 2012 and 21.4% for the first quarter of 2012.  As of December 31, 2012, the weighted average coupon on the mortgage loans underlying our Agency RMBS was approximately 4.16%, while the monthly average 30-year fixed mortgage rate and the 5-year hybrid ARM mortgage rate as of that date, as published by Freddie Mac, were 3.66% and 2.78%, respectively.

Generally, the lower coupons available on new mortgage loans, the actions by the Federal Reserve and the low interest rate environment should entice borrowers to refinance their mortgage loans at lower rates.  Today, however, many obstacles exist to refinancing, including but not limited to, tighter lender underwriting standards, the lack of borrower’s equity in the underlying real estate and the lack of an acceptable level of income.  These obstacles are currently contributing to limited refinancing of loans in our Agency RMBS portfolio and are keeping prepayment speeds low relative to expectations and to historic prepayment rates in such a low interest rate environment.  In an effort to increase refinancing of Agency RMBS, the U.S. Treasury created the Home Affordable Refinance Program, or HARP, which seeks to ease refinancing restrictions for high loan-to-value borrowers. The HARP program eases underwriting requirements for lenders and qualification conditions for borrows to extend loans which qualify for inclusion in Agency RMBS. HARP is currently set to expire on December 31, 2013.

Given the continued low interest rate environment, the changes to HARP, and the commitment by the Federal Reserve to keep long-term interest rates low, including the Federal Reserve's actions through QE3, we continue to expect somewhat elevated prepayment speeds on our Agency RMBS into 2013. As explained more fully in this Annual Report on Form 10-K, increased prepayments impact our net interest income by increasing the amortization expense on any investments we own at premiums to their par balance and lowers security yields.

Asset Spreads and Competition for Assets

Over the past few years, credit markets in the United States have generally experienced tightening credit spreads (where credit spreads are defined as the difference between yields on securities with credit risk and yields on benchmark U.S. Treasury securities). In particular, spreads on MBS have tightened over the past several quarters from increased competition for these assets from lack of supply, from favorable market conditions in large part due to the Federal Reserve's involvement in the markets (as discussed above and below) and from substantial amounts of capital raised by mortgage REITs and other market participants in 2012. Reductions in credit spreads will generally result in increased asset prices (assuming no corresponding increase in the benchmark Treasury rate) which increases our book value. However, when credit spreads tighten and asset prices increase, yields on potential new investment opportunities will decrease. On balance, we saw declining new investment yields during 2012 from tighter credit spreads and from declining benchmark Treasury rates. In the first two months of 2013, credit spreads have continued to tighten.

Government Policy Initiatives

The U.S. government is actively seeking to support the U.S. housing market and has introduced programs such as the HARP program noted above. Changes in the HARP program initiated in 2012 represent continued efforts to spur refinance activity. In addition, Senators Barbara Boxer and Robert Menendez have reintroduced a bill in February 2013 that would streamline refinancing of loans currently guaranteed by Fannie Mae and Freddie Mac and extend the expiration date of HARP by one year. The U.S. government has also introduced the Home Affordable Mortgage Program, or HAMP, which seeks to assist borrowers through the modification of mortgage loans to reduce the principal amount of the loan, the rate on the loan, or to extend the payment terms of the loan. We expect that the U.S. government will continue to introduce and experiment with housing programs and policies to assist the recovery of the housing market. These programs could increase prepayment rates which would result in lower yields on our Agency RMBS.

Interest Rates

The Federal Reserve continues to maintain a very accommodative monetary policy. The FOMC in January 2013 reiterated its target range for the federal funds rate (the rate at which U.S. banks may borrow from each other) at 0%-0.25%. The FOMC continues to emphasize that economic growth might not be strong enough to generate sustained improvement in labor market conditions and that strains in global financial markets continue to pose significant downside risks to the economic outlook. The FOMC also indicated that it currently anticipates that the exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.50%, inflation between one and two years ahead is projected to be no more than a half percentage point above the 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC indicated that it will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. Finally, the FOMC indicated that when it decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%.

The actions by the FOMC noted above have continued to keep overall interest rates low and the Treasury yield curve relatively flat (as measured by the difference of 1.53% between the two year Treasury rate and the ten year Treasury rate as of December 31, 2012 versus 1.64% as of December 31, 2011). Asset credit spreads also remain tight despite continued economic uncertainty both domestically and abroad, in our judgment primarily due to the extraordinary involvement by the Federal Reserve in the markets. While our borrowing costs are based on short-term market rates such as LIBOR and the Federal Funds Target Rate, our asset yields more closely correlate with longer-term Treasury rates and longer-term swap rates.  In general, a flat yield curve will result in reduced net interest spreads for new investments and will impact our ability to reinvest our capital on an accretive basis.

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

Financing

Our business model requires that we have access to leverage, principally through the repurchase agreement market.  We access the repurchase agreement markets through relationships with broker-dealers and financial institutions. Repurchase agreement financing is generally uncommitted financing and as such, there can be no guarantee that we will always have access to this financing.  During periods of sustained volatility in the credit markets, such as was experienced in 2008, or other disruptions to the credit and financing markets, access to repurchase agreement financing may be limited as liquidity providers reduce their exposure to the short-term funding credit markets.  Repurchase agreement markets also fund many different types of assets for many different types of borrowers including MBS, asset-backed securities, commercial paper and government securities. Recent activities by the Federal Reserve, including Operation Twist, have increased the supply of these other types of assets which has increased competition for repurchase agreement financing. Consequently, we have seen a modest increase in our repurchase agreement financing costs during most of 2012.

Regulatory Reform

In July 2010 the Dodd-Frank Act was enacted into law. This legislation aims to restore responsibility and accountability to the financial system. It remains unclear how this legislation may ultimately impact the Company , credit markets and the market for repurchase agreements or other borrowing facilities, the investing environment for Agency and non-Agency MBS, or interest rate swaps and other derivatives, since the rules and regulations under the Dodd-Frank Act continue to be promulgated, implemented and interpreted by the CFTC.

On August 31, 2011, the SEC issued a concept release relating to the exclusion from registration as an investment company provided to mortgage companies by Section 3(c)(5)(C) of the 1940 Act. This release raises concerns regarding the ability of mortgage REITs to continue to rely on the exclusion in the future. In particular, the release states the SEC is concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the 1940 Act by Section 3(c)(5)(C). The outcome of the review by the SEC at this time is not determinable. For a discussion of the uncertainties and risks related to the SEC's review, please refer to "Risk Factors" contained within Part I, Item 1A of this Annual Report on Form 10-K.

GSE Reform

On February 11, 2011, the Treasury released proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Similar proposals to limit or wind down the role of Fannie Mae and Freddie Mac have been proposed by a number of other parties. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted.  We do not believe the ultimate reform of Fannie Mae and Freddie Mac will occur in 2013. However, it is possible that new types of Agency MBS could be proposed and sold by Fannie Mae and Freddie Mac that are structured differently from current Agency MBS. This may have the effect of reducing the amount of available investment opportunities for the Company. No such new structures have as yet been proposed. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Part I, Item 1A of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. The following discussion provides more information on the accounting policies management believes include the most significant judgments, estimates or uncertainties.
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
We assess our ability to hold any Agency MBS or non-Agency MBS with an unrealized loss until the recovery in its value. Our ability to hold any such MBS is based on the amount of the unrealized loss and significance of the related investment as well as our current leverage and anticipated liquidity. Although Fannie Mae and Freddie Mac are not explicitly backed by the full faith and credit of the United States, given their guarantee and commitments for support received from the Treasury as well as the credit quality inherent in Agency MBS, we do not typically consider any of the unrealized losses on our Agency MBS to be credit-related. For our non-Agency MBS, we review the credit ratings of these MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include any projected losses in order to evaluate whether we believe any portion of the unrealized loss at the reporting date is related to credit losses.
The determination as to whether an OTTI exists as well as its amount is subjective, as such determinations are based not only on factual information available at the time of assessment but also on management’s estimates of future performance and cash flow projections. As a result, the timing and amount of any OTTI may constitute a material estimate that is susceptible to significant change. Our expectations with respect to our securities in an unrealized loss position may change over time, given, among other things, the dynamic nature of markets and other variables. For example, although we believe that the conservatorship of Fannie Mae and Freddie Mac has further strengthened their creditworthiness, there can be no assurance that these actions will be adequate for their needs.  Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of OTTI for Agency MBS in future periods. Future sales or changes in our expectations with respect to Agency or non-Agency securities in an unrealized loss position could result in us recognizing other-than-temporary impairment charges or realizing losses on sales of MBS in the future.
Fair Value Measurements. As defined in ASC Topic 820, the fair value of a financial instrument is the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability.  ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Please refer to Note 10 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a description of this hierarchy.
The Company’s Agency MBS, as well a majority of its non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered level 2 fair value measurements.

Less than 20% of the Company’s non-Agency MBS are comprised of securities for which there are not substantially similar securities that trade frequently, and therefore, estimates of fair value for those level 3 securities are based primarily on management's judgment.  The Company determines the fair value of those securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information.  Generally, level 3 assets are most sensitive to the default rate and severity assumptions. Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement, and accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets.

FINANCIAL CONDITION

The following discussion addresses items from our Consolidated Balance Sheet that had significant activity during the past year and should be read in conjunction with the Notes to the Consolidated Financial Statements contained within Item 8 of Part II of this Annual Report on Form 10-K.

Agency MBS

 Activity related to our Agency MBS for the year ended December 31, 2012 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance as of January 1, 2012	$1,577,250	$302,244	$85,665	$1,965,159
Purchases	1,721,284	49,826	532,454	2,303,564
Principal payments	(638,069)	(4,785)	—	(642,854)
Sales	(61,534)	—	(23,940)	(85,474)
Change in net unrealized gain	4,958	10,447	17,822	33,227
Net amortization	(32,552)	(3,590)	(44,821)	(80,963)
Ending balance as of December 31, 2012	$2,571,337	$354,142	$567,180	$3,492,659
Par/notional value as of December 31, 2012	$2,425,826	$306,527	$10,059,495

We utilized the majority of the proceeds from our equity capital raises during 2012 to purchase Agency RMBS and expand our investments in Agency CMBS IO.  We focused our purchases on shorter-duration Agency RMBS to minimize our exposure to extension risk if interest rates were to increase in future periods, and we purchased CMBS IO in order to diversify prepayment risk exposure in our portfolio. Agency CMBS IO are less prepayment sensitive than Agency RMBS given the prepayment protection features of the loans underlying those securities.  This helps to minimize the prepayment volatility of the investment portfolio.

As of December 31, 2012, 65% of our Agency portfolio was comprised of Fannie Mae investments with the balance being comprised of 29% Freddie Mac investments and 6% Ginnie Mae investments compared to 67% Fannie Mae investments and 33% Freddie Mac investments as of December 31, 2011. As of December 31, 2012, 73% of our Agency MBS investments are variable-rate MBS with the remainder fixed-rate MBS.

The following table presents the weighted average coupon (“WAC”) by weighted average months-to-reset (“MTR”) for the variable-rate portion of our Agency RMBS portfolio based on par value as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(amounts in thousands)	Par Value	WAC (1)	Par Value	WAC (2)
0-12 MTR	$523,711	3.94%	$321,942	4.32%
13-24 MTR	105,372	4.41%	384,184	5.09%
25-36 MTR	194,814	3.82%	142,321	4.78%
Over 36 MTR	1,582,017	3.54%	618,318	4.33%
	$2,405,914	3.69%	$1,466,765	4.57%

(1)
As of December 31, 2012, approximately 1% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 95% reset based on the level of one-year LIBOR and 4% reset based on the level of one-year CMT.

(2)
As of December 31, 2011, approximately 2% of our Agency ARMs and hybrid ARMs reset based upon the level of six month LIBOR, 89% reset based on the level of one-year LIBOR and 9% reset based on the level of one-year CMT.

As of December 31, 2012, approximately 95% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR plus a weighted average rate of 1.81%. Because we typically finance these investments using 30-day repurchase agreement financing for which we pay interest expense based on one-month LIBOR plus a spread, our net interest income is sensitive to changes in the interest rate environment. This sensitivity is discussed further in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report on Form 10-K.

Non-Agency MBS

Activity related to our non-Agency MBS for the year ended December 31, 2012 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance as of January 1, 2012	$15,270	$354,070	$51,756	$421,096
Purchases	7,500	165,466	68,315	241,281
Principal payments	(13,206)	(21,084)	—	(34,290)
Sales	—	(34,315)	—	(34,315)
Change in net unrealized gain	1,314	22,232	4,523	28,069
Net accretion (amortization)	160	(27)	(10,652)	(10,519)
Ending balance as of December 31, 2012	$11,038	$486,342	$113,942	$611,322

The combined notional balance of our investment in non-Agency CMBS IO securities as of December 31, 2012 was $2.4 billion. The weighted average months to maturity for all of our non-Agency CMBS (including IO securities) as of December 31, 2012 was 68 months with 72% having origination dates of 2009 or later, 11% between 2000 and 2005, and the remainder prior to 2000.

During 2012, the Company expanded its investments in non-Agency CMBS and CMBS IO based on the favorable risk-return profile of these investments. Our non-Agency CMBS investments consist principally of securities rated 'A' or higher and are primarily Freddie Mac Multifamily K Certificates on pools of recently originated multifamily mortgage loans. These certificates are not guaranteed by Freddie Mac and therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents ratings information on our non-Agency CMBS and CMBS IO investments as of December 31, 2012 as an indication of the overall credit risk of these investments:

	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Net Unrealized Gain	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$156,180	$8,934	$134,678	$112,106	$4,935	$86,731
AA	46,967	3,600	37,207	1,836	79	1,490
A	275,310	26,786	222,873	—	—	—
Below A/Not Rated	7,885	588	2,401	—	—	—
	$486,342	$39,908	$397,159	$113,942	$5,014	$88,221

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of December 31, 2012:

(amounts in thousands)	Market Value of Collateral	Percentage
Florida	$75,001	12.8%
California	74,723	12.7%
Texas	71,964	12.2%
New York	38,943	6.6%
North Carolina	30,734	5.2%
Remaining states (not exceeding 4.7% individually)	296,743	50.5%
	$588,108	100.0%

Securitized Mortgage Loans and Allowance for Loan Losses

Our securitized mortgage loans, net of allowance for loan losses decreased almost 38% from December 31, 2011 to December 31, 2012. This is primarily due to our receipt of $40.8 million in principal payments, which includes unscheduled prepayments arising from increased refinancing activity during 2012.

During the year ended December 31, 2012, one of our securitized commercial mortgage loans with an amortized cost of $3.6 million was liquidated, resulting in a recognized gain of $2.1 million. In addition, the terms for one of our securitized commercial mortgage loans were modified during the year ended December 31, 2012. This loan is secured by a mixed-use property located in the Midwest which has an appraised value in excess of the contractual payments due on the modified loan. The modification resulted in an effective yield as favorable to the Company as the effective yield of the original loan. In accordance with ASC 310-20, the Company accounted for this modified loan as a new loan which has an amortized cost basis of $8.2 million as of December 31, 2012.

Our allowance for loan losses decreased approximately 82% during the year ended December 31, 2012 as we have experienced a significant decrease in our seriously delinquent mortgage loans. During the year ended December 31, 2012, we incurred charge offs of $2.3 million for securitized mortgage loans previously identified as impaired while increasing our provision $0.2 million for newly impaired mortgage loans identified during the year.

Derivative Assets and Liabilities

As of December 31, 2012 and December 31, 2011, we have entered into interest rate swap agreements in which we pay monthly an agreed upon fixed rate of interest and receive a variable rate of interest based on 1-month and 3-month LIBOR. Our primary use for interest rate swap agreements is to hedge our exposure to increases in interest rates on the repurchase agreements we use to fund our investment purchases. As such, we increased our volume of interest rate swap activity to compensate for the growth in our repurchase agreement borrowings used to fund our investment portfolio. As the duration of our portfolio increases, we will generally add additional hedging instruments such as interest rate swaps to lower our portfolio duration and to hedge the uncertainty of interest expense cash flows on repurchase agreements anticipated for the future.

The notional amount outstanding for our interest rate swap agreements as of December 31, 2012 is $1,462.0 million with a weighted average fixed rate swapped of 1.53% compared to a notional amount outstanding of $1,092.0 million with a weighted average fixed rate swapped of 1.58% as of December 31, 2011. Since December 31, 2011, we have entered into fifteen additional interest rate swaps with a combined notional amount of $495.0 million, a weighted average pay-fixed rate of 1.33%, and a weighted average term until maturity of approximately 66 months. Included in the balance as of December 31, 2012 are seven interest rate swaps which are not effective until 2013. We utilized forward-starting interest rate swaps in this instance in response to statements by the Federal Reserve that the federal funds target rate will remain low for an extended period of time as discussed earlier within this Item 7 in the "Executive Overview" section. The table below provides additional information related to these forward-starting interest rate swaps:

(amounts in thousands)	Notional Amount	Weighted-Average Fixed Rate Swapped
Forward-start date:
January 8, 2013	$150,000	1.42%
March 25, 2013	100,000	1.89%
April 15, 2013	25,000	1.70%
	$275,000	1.62%

Our derivative liabilities designated as cash flow hedges had a net fair value of $39.8 million as of December 31, 2012 compared to $25.5 million as of December 31, 2011.  For the year ended December 31, 2012, our interest rate swap expense from cash flow hedges recognized in our consolidated statement of income was $14.4 million compared to $11.6 million for the year ended December 31, 2011, and this increase in expense is primarily related to the increase in the notional amount of our derivative instruments outstanding during the year ended December 31, 2012 compared the year ended December 31, 2011.

Three of our interest rate swaps included within derivative liabilities on our consolidated balance sheets are designated as trading instruments and had a fair value of $2.7 million as of December 31, 2012 compared to $2.5 million as of December 31, 2011. For the year ended December 31, 2012, we recognized in our consolidated statement of income a loss of $(0.9) million related to these trading swaps, which includes the change in their fair value as well as the net interest payments made on these trading swaps, compared to a loss of $(2.8) million for the year ended December 31, 2011. The Company entered into these interest rate swaps as trading instruments during the year ended December 31, 2011.

Repurchase Agreements

Repurchase agreements increased a net $1,470.3 million from December 31, 2011 to December 31, 2012 primarily due to additional borrowings to finance our purchases of investments during the year ended December 31, 2012, and principally 2012 purchases of Agency RMBS and CMBS IO.  During 2012, the Company entered into a $200 million two-year committed facility to finance a portion of its investments in CMBS IO securities. The Company will continue to seek longer-term or committed repurchase agreement financing when management believes that reasonable terms are available.  Please refer to Note 8 of the Notes to the Consolidated Financial Statements contained within Item 8 of Part II of this Annual Report on Form 10-K as well as “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our repurchase agreements.

A portion of our repurchase agreement financing is collateralized by securitization financing bonds that were issued in the past by one of our wholly-owned subsidiaries and then were subsequently repurchased ("redeemed") by us through a different wholly-owned subsidiary. Although these bonds are legally outstanding, the balances are eliminated on a consolidated basis in accordance with GAAP and are therefore not included in the "non-recourse collateralized financing" balances shown on our consolidated balance sheet. The additional repurchase agreement borrowings collateralized by these redeemed bonds were used to finance the bond redemption as well as to purchase additional investments.  The following tables summarize the par and fair values of these redeemed bonds used as collateral for repurchase agreement financing as of the periods presented:

	December 31, 2012
(amounts in thousands)	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Collateral Type:
Single-family mortgage loans	$18,095	$17,331	$15,986
Commercial mortgage loans	14,160	14,152	12,127
	$32,255	$31,483	$28,113

	December 31, 2011
(amounts in thousands)	Par Value Outstanding	Fair Value	Repurchase Agreement Balance
Collateral Type:
Single-family mortgage loans	$21,477	$18,616	$16,980
Commercial mortgage loans	49,220	49,256	43,482
	$70,697	$67,872	$60,462

Non-recourse Collateralized Financing

Our non-recourse collateralized financing decreased from December 31, 2011 to December 31, 2012 primarily because we paid off the balance of our TALF financing, which had a fixed interest rate of 2.7% and a remaining balance as of December 31, 2011 of $37.6 million, and replaced it with repurchase agreement financing.

Supplemental Information

The tables below present the allocation of our shareholders' equity to our assets and liabilities. The allocation of shareholders' equity is determined by subtracting the associated financing for each asset from that asset's carrying basis. During 2012, we allocated a substantial portion of our available investment capital to CMBS and CMBS IO investments because of their superior risk-adjusted return profiles as well as their prepayment protected profiles which offset our prepayment risk from our RMBS assets.

	As of December 31, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$2,571,337	$2,365,982	$205,355	33.3%
Agency CMBS	354,142	248,771	105,371	17.1%
Agency CMBS IO	567,180	442,881	124,299	20.2%
Non-Agency RMBS	11,038	7,808	3,230	0.5%
Non-Agency CMBS	486,342	397,159	89,183	14.5%
Non-Agency CMBS IO	113,942	88,221	25,721	4.2%
Securitized mortgage loans	70,823	43,810	27,013	4.4%
Other investments	858	—	858	0.1%
Derivative assets (liabilities)	—	42,537	(42,537)	(6.9)%
Cash and cash equivalents	55,809	—	55,809	9.0%
Other assets/other liabilities	48,758	26,350	22,408	3.6%
	$4,280,229	$3,663,519	$616,710	100.0%

	As of December 31, 2011
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency RMBS	$1,577,250	$1,447,508	$129,742	34.9%
Agency CMBS	302,244	222,921	79,323	21.4%
Agency CMBS IO	85,665	67,441	18,224	4.9%
Non-Agency RMBS	15,270	12,195	3,075	0.8%
Non-Agency CMBS	354,070	296,739	57,331	15.4%
Non-Agency CMBS IO	51,756	38,883	12,873	3.5%
Securitized mortgage loans	113,703	79,001	34,702	9.3%
Other investments	1,018	—	1,018	0.3%
Derivative assets (liabilities)	—	27,997	(27,997)	(7.5)%
Cash and cash equivalents	48,776	—	48,776	13.1%
Other assets/other liabilities	32,441	18,159	14,282	3.9%
	$2,582,193	$2,210,844	$371,349	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades as of the reporting period, and non-recourse collateralized financing.  Associated financing for derivative instruments represents the fair value of the interest rate swap agreements in a liability position.

RESULTS OF OPERATIONS

The following discussion addresses significant activity in our Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 and should be read in conjunction with the Notes to the Consolidated Financial Statements contained within Item 8 of Part II to this Annual Report on Form 10-K and the Executive Overview contained within this Item 7.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

During 2012, continued monetary easing initiatives instituted by the Federal Reserve and general economic weakness led to declining interest rates with the 5-year to 10-year portion of the U.S. Treasury curve declining by 0.11%-0.17%. This low rate environment impacted our results of operations by increasing actual and estimated prepayment speeds on our Agency RMBS and by reducing returns on new investments that we added to the investment portfolio. During 2012 we also saw increased repurchase agreement costs on our Agency RMBS versus 2011 as lenders began to pass through increased regulatory compliance costs and also due to competition for financing and temporary increases in costs from the Federal Reserve's sale of short-term Treasury securities pursuant to Operation Twist. The sale of short-term Treasury securities by the Federal Reserve reduces the amount of repurchase agreement available as buyers of these securities typically finance them through the repurchase agreement markets.

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	For the Year Ended
	December 31,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$50,319	$2,250,477	2.24%	$45,013	$1,567,408	2.87%
Financing	(15,016)	(2,081,370)	(0.71)%	(9,595)	(1,451,790)	(0.66)%
Net interest income/spread	$35,303		1.53%	$35,418		2.21%

Agency CMBS	$11,601	$307,691	3.69%	$9,711	$250,333	3.81%
Financing	(5,335)	(259,632)	(2.02)%	(3,946)	(183,868)	(2.12)%
Net interest income/spread	$6,266		1.67%	$5,765		1.69%

Agency CMBS IO	$15,841	$328,541	5.02%	$2,090	$28,203	7.71%
Financing	(3,411)	(258,955)	(1.30)%	(245)	(20,056)	(1.21)%
Net interest income/spread	$12,430		3.72%	$1,845		6.50%

Total Agency MBS	$77,761	$2,886,709	2.71%	$56,814	$1,845,944	3.07%
Total financing	(23,762)	(2,599,957)	(0.90)%	(13,786)	(1,655,714)	(0.82)%
Total net interest income/spread: Agency MBS	$53,999		1.81%	$43,028		2.25%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses.

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

The majority of the increase in our interest income from Agency MBS for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to the growth of our Agency MBS portfolio. During the year ended December 31, 2012, we purchased $2,303.6 million in Agency MBS which increased our average interest earnings assets to $2,886.7 million from $1,845.9 million for the year ended December 31, 2011. The increase in average interest earning assets helped offset a decline in the weighted average yield during 2012 of 0.36% to 2.71%.

Decreases in weighted average coupons on our Agency RMBS and Agency CMBS negatively impacted our interest income and effective yields on Agency MBS during the year ended December 31, 2012. The weighted average coupons for the year ended December 31, 2012 were 3.89% and 5.19% for Agency RMBS and Agency CMBS, respectively, compared to 4.51% and 5.36% for the year ended December 31, 2011, respectively. The decline in weighted average coupon for Agency RMBS is the result of purchases of newer issue Hybrid ARMs and resets in the coupon rates over the last twelve months in our Agency ARMs. The decline in weighted average coupon for Agency CMBS is primarily the result of purchases of investments with lower coupons over the last twelve months.

Our Agency CMBS IO investments positively impacted our Agency MBS effective yield by 0.30% for the year ended December 31, 2012 even though yields on Agency CMBS IO declined in 2012 relative to 2011. We were able to buy Agency CMBS IO investments at better yields than Agency RMBS as demand for the Agency CMBS IO products was not as strong relative to the demand for Agency RMBS.

Net premium amortization on Agency MBS increased $53.0 million to $81.0 million for the year ended December 31, 2012 compared to $28.0 million for the year ended December 31, 2011. This increase in net premium amortization is due primarily to the purchases of higher-priced Agency CMBS IO and Agency RMBS during 2012. To a lesser extent, our net premium amortization also increased due to actual prepayment activity as well as an increase in our forecasted prepayment speed during the second quarter of 2012 in response to declining mortgage rates and the HARP refinance program. We estimate that $1.0 million of our net premium amortization of $81.0 million was due to actual prepayments exceeding forecasted prepayments during the year as well as changes to expected future prepayment activity on our Agency RMBS.

Excluding interest rate swap expense, our financing cost for Agency MBS increased $7.9 million to $12.7 million for the year ended December 31, 2012 from $4.8 million for the year ended December 31, 2011.  This increase is primarily due to the additional repurchase agreement borrowings we used to finance our Agency MBS purchases over the past 12 months.  In addition, the average rate on the repurchase agreements increased to 0.48% for the year ended December 31, 2012 from 0.29% for the year ended December 31, 2011. This higher cost of financing is indicative of the higher costs of financing Agency CMBS IO investments and generally increased costs for repurchase agreements during the year as discussed above.

 Our financing costs for Agency MBS shown in the table above for the year ended December 31, 2012 includes $11.1 million of interest expense related to interest rate swaps compared to $9.0 million of interest rate swap expense for the year ended December 31, 2011. Interest rate swap expense increased our borrowing costs for Agency MBS by 0.42% for the year ended December 31, 2012 compared to an increase of 0.53% for the year ended December 31, 2011.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	For the Year Ended
	December 31,
	2012			2011
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$884	$15,401	5.74%	$795	$13,086	6.08%
Financing	(216)	(11,577)	(1.83)%	(133)	(9,715)	(1.36)%
Net interest income/spread	$668		3.91%	$662		4.72%

Non-Agency CMBS	$24,568	$406,918	6.06%	$16,668	$275,469	6.05%
Financing	(9,335)	(331,036)	(2.77)%	(7,233)	(235,498)	(3.04)%
Net interest income/spread	$15,233		3.29%	$9,435		3.01%

Non-Agency CMBS IO	$4,515	$71,882	5.39%	$1,362	$14,647	9.30%
Financing	(933)	(55,864)	(1.64)%	(252)	(11,082)	(1.49)%
Net interest income/spread	$3,582		3.75%	$1,110		7.81%

Total non-Agency MBS	$29,967	$494,201	5.95%	$18,825	$303,202	6.21%
Total financing	(10,484)	(398,477)	(2.59)%	(7,618)	(256,295)	(2.91)%
Total net interest income/spread: non-Agency MBS	$19,483		3.36%	$11,207		3.30%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses.

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

Our interest income from non-Agency MBS increased over 59% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is due to a higher average balance resulting from purchases of $241.3 million of these investments subsequent to December 31, 2011 as well as a favorable increase in interest income for the year ended December 31, 2012 for those investments held as of December 31, 2011.

As shown in the table above, the effective yield on our non-Agency MBS portfolio decreased for the year ended December 31, 2012 compared to the year ended December 31, 2011. We added non-Agency CMBS IO investments at higher premiums during 2012 and lower yields as the demand for those investments increased our purchase prices. The higher premiums on our non-Agency CMBS IO increased our premium amortization expense for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Our interest expense from repurchase agreements collateralized by non-Agency MBS increased to $7.1 million (excluding interest rate swap expense) for the year ended December 31, 2012 compared to $2.5 million for the year ended December 31, 2011, an increase driven by the increased volume of repurchase agreement borrowings used to finance our non-Agency MBS purchases.  In addition to the increased average balance, the average rate on these repurchase agreements increased to 1.53% for the year ended December 31, 2012 from 1.27% for the year ended December 31, 2011. This higher cost of financing is indicative of the higher cost of financing for non-Agency CMBS IO as well as general increases in repurchase agreement costs discussed above.

Our financing costs shown in the table above for non-Agency CMBS include interest rate swap expense of $3.4 million and $2.6 million for the years ended December 31, 2012 and December 31, 2011. Overall, the financing costs (including interest rate swap expense) for non-Agency MBS decreased 32 basis points for the year ended December 31, 2012 from the year ended December 31, 2011 because our interest rate swap expense impacted our borrowing costs for non-Agency MBS by only 1.06% for the year ended December 31, 2012 compared to 1.64% for the year ended December 31, 2011.

Net Interest Income - Securitized Mortgage Loans

The following table provides a summary of the results of our securitized mortgage loans and related financing for the periods indicated:

	For the Year Ended
	December 31,
	2012			2011
(amounts in thousands)	Income (Expense)	Average Balance (1)	Effective Yield/Rate(2)	Income (Expense)	Average Balance (1)	Effective Yield/Rate(2)
Securitized mortgage loans	$5,395	$91,873	5.86%	$7,615	$133,198	5.70%
Financing	(864)	(58,921)	(1.44)%	(2,678)	(90,972)	(2.94)%
Net interest income/spread	$4,531		4.42%	$4,937		2.76%
Provision for loan losses	(192)			(871)
	$4,339			$4,066

(1)	Average balance excludes funds held by trustees except proceeds from defeased loans held by trustees.

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

The decrease in interest income on securitized mortgage loans is the result of the lower average balance outstanding for the year ended December 31, 2012 compared to the year ended December 31, 2011. These balances have decreased year over year because we are no longer adding securitized mortgage loans to our investment portfolio. Principal payments, including unscheduled payments, were $40.8 million for the year ended December 31, 2012 compared to $37.6 million for the year ended December 31, 2011.

The decrease in interest expense associated with securitized mortgage loans is related to a decline in the average balance of outstanding financing, which declined due to the principal payments on the mortgage loan collateral that are discussed above (as these payments received are used to pay down the principal on the related bonds). In addition, our interest expense associated with securitized mortgage loans was favorably impacted by our redemption of $23.7 million of our non-recourse collateralized financing at the end of the third quarter of 2011. This redemption, which consisted of a portion of our securitization financing bond issued in 1998 with a coupon of 7.16% that is collateralized by our securitized commercial mortgage loans, was financed using variable-rate repurchase agreement financing at a significantly lower effective interest rate than the previously outstanding portion of the securitization financing bond.

Provision for Loan Losses.     During the year ended December 31, 2012, we added $0.2 million of reserves for estimated losses on our securitized mortgage loan portfolio compared to an addition of $0.9 million of reserves for the year ended December 31, 2011. The majority of this additional reserve was related to our single-family securitized mortgage loans.

Other Revenues and Expenses

Gain on sale of investments, net. The following table summarizes information related to our gain on sale of investments, net for the years ended December 31, 2012 and December 31, 2011.

	For the Year Ended December 31,
	2012		2011
(amounts in thousands)	Amortized cost basis sold	Gain on sale, net	Amortized cost basis sold	Gain on sale, net
Type of Investment
Agency RMBS	$61,534	$2,112	$152,165	$1,240
Agency CMBS	—	—	26,662	856
Agency CMBS IO	23,939	194	—	—
Non-Agency CMBS	34,315	3,013	—	—
Securitized mortgage loan liquidation	3,612	2,072	—	—
Freddie Mac Senior Unsecured Reference Notes	99,966	1,070	—	—
	$223,366	$8,461	$178,827	$2,096

The increased gain on sale reflects price appreciation during 2012. We purchased the Freddie Mac Senior Unsecured Reference Notes during 2012 with proceeds from our capital raise in February 2012 as a temporary investment and subsequently sold these notes in favor of Agency MBS. We sold the MBS securities during 2012 as a result of portfolio rebalancing and to reduce our exposure to prepayment risk in the case of the Agency RMBS.

Fair value adjustments, net. For the year ended December 31, 2012, our fair value adjustments, net of $(0.2) million consist of unrealized losses of $(0.9) million related to the changes in fair value of our derivative instruments designated as trading securities partially offset by unrealized gains of $0.7 million related to changes in fair value of our Agency CMBS designated as trading securities. For the year ended December 31, 2011, our fair value adjustments, net consisted primarily of an unrealized gain of $1.9 million related to the changes in fair value of our Agency CMBS designated as trading securities and an unrealized loss of ($2.8) million related to the changes in fair value of our derivative instruments designated as trading securities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 increased approximately $2.8 million compared to the year ended December 31, 2011. The majority of this increase is due to increased incentive compensation expenses as well as an increase in our number of employees. General and administrative expenses as a percentage of shareholder's equity decreased to 2.3% for the year ended December 31, 2012 compared to 2.8% for the year ended December 31, 2011 as we grew our equity capital during 2012 without incurring significant additional overhead expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements, monthly principal and interest payments we receive on our investments, and cash.  Additional sources may also include proceeds from the sale of investments, equity offerings, issuances of collateralized financings, and payments received from counterparties from interest rate swap agreements.  We use our liquidity to fund our investment purchases and other operating costs, to pay down borrowings, to make payments to counterparties as required under interest rate swap agreements, and to pay dividends on our common stock.

The capital we raised during the past twelve months through offerings of common stock and Series A Preferred Stock increased our available liquid assets as of December 31, 2012 to $186.0 million compared to $134.1 million as of December 31, 2011. As of December 31, 2012, our liquid assets consist of unrestricted cash and cash equivalents of $55.8 million and $130.2 million in unencumbered Agency MBS. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (which is discussed below). We monitor our current and forecasted available liquidity on a daily basis.

We perform sensitivity analysis on our liquidity based on changes in the value of our investments due to changes in interest rates, market credit spreads, lender haircuts and prepayment speeds. We also closely manage our debt-to-invested equity ratio (which is equal to the ratio of debt versus equity financing of any investment) as part of our liquidity management process.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of three to ten times our invested equity capital.  Our current operating policies also limit our overall debt-to-invested equity ratio to no more than seven times our invested equity capital for the entire investment portfolio and provide different limits by investment type. Our maximum target leverage is up to ten times our invested equity for Agency RMBS, eight times for Agency CMBS and five times for Agency CMBS IO. With respect to non-Agency MBS, our maximum target leverage is up to five times our invested equity capital in non-Agency CMBS and RMBS, and up to four times our invested equity capital in non-Agency CMBS IO. The maximum targets represent fixed limits for leveraging our investment capital. Based on our investment portfolio as of December 31, 2012, our overall current leverage target is approximately six times our invested equity capital. The leverage target may change in the future as the portfolio mix changes. We may also increase our leverage target by holding less capital against certain investments in our portfolio in the future (therefore effectively increasing the leverage on those investments). In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by a lower targeted debt-to-equity ratio.

In general, we have had ample sources of liquidity to fund our activities and operations. Liquidity in the repurchase agreement market has steadily improved since the financial crisis in 2008 and 2009. However, credit markets remain fragile and susceptible to exogenous shocks. Further, regulatory reform could impact the availability of credit.  In times of severe market stress, repurchase agreement availability could rapidly be reduced and the terms on which we can borrow could be materially altered. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

Over the course of the last several years we have raised significant amounts of common and preferred shareholders' equity. Depending on our liquidity levels, the condition of the credit markets, and other factors, we may from time to time consider the issuance of debt, equity, or other securities, the proceeds of which could provide additional liquidity for our operations. While we will attempt to avoid dilutive or otherwise costly issuances, depending on market conditions, in order to manage our liquidity we could be forced to issue equity or debt securities which are dilutive to our capital base or our profitability.

Repurchase Agreements

The following table presents certain quantitative information regarding our short-term borrowings (excluding interest rate swap expense) under repurchase agreements for the periods indicated:

	For the Year Ended
	December 31,
(amounts in thousands)	2012	2011	2010
Average balance outstanding	$3,021,641	$1,904,489	$718,788
Weighted average borrowing rate (excluding interest rate swap expense)	0.63%	0.42%	0.54%
Maximum balance outstanding	$3,689,052	$2,167,302	$1,256,406

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  We attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of December 31, 2012, we had 28 repurchase agreement counterparties and $3.6 billion in repurchase agreement borrowings outstanding with 19 of those counterparties at a weighted average borrowing rate of 0.70%.  As of December 31, 2011, we had $2.1 billion outstanding with 20 counterparties at a weighted average borrowing rate of 0.61%.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of December 31, 2012:

(amounts in thousands)	Repurchase Agreement Amount Outstanding	Market Value of Collateral Pledged
North America	$2,220,812	$2,474,622
Asia	692,390	734,640
Europe	650,926	726,242
	$3,564,128	$3,935,504

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut" (and which we also refer to as equity at risk). The amount of haircut posted, particularly for non-Agency MBS, is based on the quality and type of collateral being pledged. Because we have increased our investments in both Agency and non-Agency CMBS IO investments, our weighted average haircut has increased from 5.5% as of December 31, 2011 to 7.4% as of December 31, 2012 for repurchase agreements collateralized by Agency MBS and from 16.9% to 19.5%, respectively, for repurchase agreements collateralized by non-Agency MBS. The increase in haircut since December 31, 2011 is due to the advance rates under repurchase agreement financing being lower for CMBS IO investments than for other MBS. We have not otherwise experienced any increases in haircuts by our lenders due to market conditions, credit risk, or otherwise.

As the collateral pledged is Agency MBS and non-Agency MBS, the value of the collateral can fluctuate with changes in market conditions. If the fair value of the collateral falls below the initial haircut amount, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as "margin calls". There is no minimum amount of collateral value decline required before the lender could initiate a margin call, and we typically will experience margin calls for downward fluctuations in collateral values. Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions.  Additionally, values in Agency RMBS will also decline from the payment delay feature of those securities.  Agency RMBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency RMBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because these securities are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS.  This causes a temporary use of our liquidity to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom the Company had the greatest amounts of equity at risk as of December 31, 2012 and as of December 31, 2011:

	December 31, 2012
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Bank, NA and affiliates	$365,470	$110,708
Bank of America Securities LLC	287,319	37,623
Credit Suisse Securities LLC	245,220	52,037
Nomura Securities International, Inc.	206,201	21,266
JP Morgan Securities, LLC	199,389	36,097
Remaining counterparties	2,260,529	113,645
	$3,564,128	$371,376

	December 31, 2011
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Bank of America Securities LLC	$226,728	$34,341
Guggenheim Securities	214,695	11,343
Deutsche Bank Securities	178,284	9,305
Nomura Securities International, Inc.	113,122	15,502
Jefferies & Company, Inc.	101,354	18,098
Remaining counterparties	1,259,610	85,930
	$2,093,793	$174,519

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

Derivatives

Our interest rate swap agreements require us to post initial margin at inception and variation margin based on subsequent changes in the value of the swap. The collateral posted as margin typically is in the form of cash, Agency MBS, or Treasury securities. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us or return our collateral (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of December 31, 2012, we had Agency MBS with a fair value of $47.3 million posted as credit support under the agreements and no collateral had been posted to us.

Repurchase Agreement Reform

In addition to market related issues, the Federal Reserve Bank of New York along with certain industry participants have issued a report that makes recommendations for reforming the tri-party repurchase agreement market to address potential systemic risk concerns associated with its infrastructure. The report focuses primarily on the settling and clearing mechanisms of the repurchase agreement market and the two primary clearing banks, J.P. Morgan and Bank of New York Mellon. It is unclear if these recommendations or any subsequent recommendations will have any impact on our ability to borrow using repurchase agreements or increase the cost of borrowing under these agreements.

 Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  As of December 31, 2012, we had an estimated NOL carryfoward of $135.9 million. We may utilize our NOL carryforward to offset our REIT distribution requirements, subject to limitations as discussed further below.  This would allow us to retain capital and increase our liquidity by reducing or eliminating our dividend payout to common shareholders.
As a result of our common stock offering in February 2012, we have incurred an “ownership change” under Section 382. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize an NOL carryforward to offset its taxable income (and, in our case, after taking the REIT distribution requirements into account) becomes limited to a certain amount per year. For purposes of Section 382, an ownership change occurs if over a rolling three-year period, the percentage of the company stock owned by 5% or greater shareholders has increased by more than 50 percentage points over the lowest percentage of common stock owned by such shareholders during the three year period. Based on management's analysis and expert third-party advice, which necessarily includes certain assumptions regarding the characterization under Section 382 of our use of capital raised by us, we determined that the ownership change under Section 382 will limit our ability to use our NOL carryforward to offset our taxable income to an estimated maximum amount of $13.4 million per year. The NOL carryforward expires substantially beginning in 2020.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of December 31, 2012:

(amounts in thousands)	Payments due by period
Contractual Obligations:(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements	$3,564,787	$3,564,787	$—	$—	$—
Securitization financing (2)	30,974	10,767	12,283	4,539	3,385
Operating lease obligations	377	200	83	44	50
Total	$3,596,138	$3,575,754	$12,366	$4,583	$3,435

(1)	Amounts presented exclude interest on the related obligations.

(2)
Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral.  Payments due by period were estimated based on the principal repayments forecasted for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

In addition, we had contractual commitments under interest rate swap agreements as of December 31, 2012. These agreements were for a total notional amount of $1,462.0 million, had a weighted average rate of 1.53% and a weighted average term of 41 months.
Off-Balance Sheet Arrangements

As of December 31, 2012, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Notes to the Consolidated Financial Statements for information on recent accounting updates to the ASC which have been issued but are not yet effective.

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in this Annual Report on Form 10-K for the year ended December 31, 2011, particularly those set forth under Item 1A. “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•
adverse reactions in financial markets related to the budget deficit or national debt of the United States government; potential or actual default by the United States government on Treasury securities; and potential or actual downgrades to the sovereign credit rating of the United States;

•	the cost and availability of financing;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	changes in the repurchase agreement financing markets and other credit markets;

•	government initiatives to support the U.S financial system and U.S. housing and real estate markets;

•	GSE reform or other government policies and actions; and

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We strive to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks.  We do not seek to avoid risk completely, but rather, we attempt to manage these risks while earning an acceptable risk-adjusted return for our shareholders.

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk. Interest rate risk arises primarily because of the mismatch between interest-rate reset dates or maturity of our assets and our liabilities during a specified period. The costs of our borrowings are generally based on prevailing market rates and reset more frequently than interest rates on our assets. In addition, our adjustable rate assets may have limits or caps on the amount that an interest rate may reset while our liabilities do not have rate reset caps. During a period of rising interest rates (particularly short term rates), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedge instruments at the time, as well as the magnitude and the duration of the increase in interest rates. Rising interest rates will also negatively impact the market value of our investments which reduces our book value. See "Market Value Risk" below for further discussion of the risks to the market value of our investments.

We attempt to manage our exposure to changes in interest rates by investing in instruments that have shorter maturities or interest reset dates, entering into hedging transactions and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors.  Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration has drifted outside of our target range at various times due to changes in market conditions, changes in actual or expected prepayment rates on our investments, changes in interest rates, changes in market spreads, and activity in our investment portfolio.  In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

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

Our adjustable rate investments have interest rates which are predominantly based on upon six-month and one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency MBS portfolio as of December 31, 2012 (which totaled $2.6 billion):

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
9.0% to 10.0%	77.7%	1.0%	0.5%
>10.0% to 11.0%	18.0%	2.0%	13.9%
>11.0% to 12.1%	4.3%	5.0%-6.0%	85.6%
	100.0%		100.0%

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The table below shows the sensitivity of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, including all interest rate swaps) as they existed as of December 31, 2012 based on an instantaneous parallel shift in market interest rates as set forth in the table. The "percentage change in projected net interest income" and the "percentage change in projected market value" included in the table below are based on the projected net interest income on and projected market value of the investment portfolio over the next twenty-four (24) months. Apart from the changes in interest rates, the net interest income projections are based upon a variety of other assumptions including investment prepayment speeds, credit performance, market credit spreads, and the availability of financing over the projected period.   The projections for market value are based on the same assumptions as projected net interest income except they do not not assume any change in market credit spreads.

The table below assumes a static portfolio and does not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity by the Company.  Changes in types of investments, changes in future interest rates, changes in credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings may cause actual results to differ significantly from the modeled results.  In addition, given the low interest rate environment existing as of December 31, 2012, the impact of increasing interest rates on market expectations of future changes in interest rates may cause declines in the market value of our investments (from widening credit spreads) that are not modeled in the table below. Other factors will also impact the table below, such as whether we raise additional capital or change our investment allocations or strategies. Accordingly, interest income may differ from that shown below, and such difference may be material. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	December 31, 2012
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value (2)

+100	(6.6)%	(1.7)%
+50	(3.3)%	(0.8)%
0	—%	—%
-50	4.9%	0.8%
-100	6.7%	1.6%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

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

Prepayment risk results from both our RMBS and CMBS investments. Loans underlying our CMBS and CMBS IO securities generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties).  Without these prepayment protection provisions, prepayment risk on CMBS IO would be particularly acute as the investments are all premium. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay; however, the amount of the prepayment penalty required to be paid may decline over time, and as loans age, interest rates decline, or market values of collateral supporting the loan increase, prepayment penalties may lessen as an economic disincentive to the borrower over time. Generally our experience has been that prepayment lock-out and yield maintenance provisions result in stable prepayment performance from period to period. There are no prepayment protections, however, if the loan defaults and the loan is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Historically, our default experience on loans in CMBS and CMBS IO has been relatively low. Delinquencies as of the last reported date are less than 1% for our CMBS IO securities.

Loans underlying our RMBS do not have any specific prepayment protection. All of the loans underlying our RMBS are ARMs or Hybrid ARMs. Prepayments on these loans accelerate in a declining rate environment and as they near their initial reset date. Our prepayment models anticipate acceleration of prepayments in these events. To the extent the actual prepayments exceed our modeled prepayments, or if we change our future prepayment expectations, we will record adjustments to our premium amortization which may negatively impact our net interest income and could impact the market value of our RMBS.

Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, and other factors beyond our control.  In addition, actions taken by the U.S. government could increase prepayments as discussed in "Trends and Recent Market Impacts" in Item 7 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2012.

The following table discloses the net premium (discount) by months until interest rate reset as well as the net premium (discount) as a percentage of par value (or notional value in the case of CMBS IO) for Agency and non-Agency MBS in our investment portfolio as of December 31, 2012 and December 31, 2011:

(amounts in thousands)	December 31, 2012			December 31, 2011
Agency:	RMBS	CMBS	CMBS IO	RMBS	CMBS	CMBS IO
0-12 months to reset	$35,675	$—	$—	$15,338	$—	$—
Greater than 12 months to reset	101,505	—	—	70,150	—	—
Fixed rate	(13)	23,517	550,171	(17)	21,627	86,358
Total premium, net	$137,167	$23,517	$550,171	$85,471	$21,627	$86,358
Par/notional balance	$2,425,826	$306,527	$10,059,495	$1,488,397	$266,952	$1,813,096
Premium, net as a % of par value	5.7%	7.7%	5.5%	5.7%	8.1%	4.8%

Non-Agency:
0-12 months to reset	$(406)	$—	$—	$(540)	$—	$—
Greater than 12 months to reset	—	—	—	—	—	—
Fixed rate	(375)	(17,313)	108,928	(463)	(13,865)	51,239
Total (discount) premium, net	$(781)	$(17,313)	$108,928	$(1,003)	$(13,865)	$51,239
Par/notional balance	$11,411	$463,747	$2,393,614	$17,119	$359,853	$906,202
(Discount) premium, net as a % of par value	(6.8)%	(3.7)%	4.6%	(5.9)%	(3.9)%	5.7%

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we own due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  We are also exposed to credit risk on investments that we own at a premium. For investments owned at premiums, defaults on the underlying loan typically result in the complete loss of any remaining unamortized premium we paid.

We attempt to mitigate our credit risk by purchasing Agency MBS and higher quality non-Agency MBS. Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on the MBS for which they have issued a guaranty of payment. Given the conservatorship of these entities and the continued support of the U.S. government, we believe this risk is low. For our non-Agency MBS, we will generally only purchase securities 'A'-rated or better by a least one of the nationally recognized statistical ratings organizations, with the concentration of these securities being rated 'AAA'. For securities, such as CMBS IOs, where we have a higher premium at risk, we seek to invest in securities where we are comfortable with the credit profile of the loans underlying the security.

The following table presents information on our non-Agency MBS by credit rating as of December 31, 2012:

	December 31, 2012
(amounts in thousands)	CMBS	CMBS IOs	RMBS	Weighted average
AAA	$156,180	$112,107	$975	44.0%
AA	46,967	1,836	—	8.0%
A	275,310	—	3,528	45.6%
Below A or not rated	7,885	—	6,535	2.4%

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

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Securities in our investment portfolio are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income if the securities are deemed available for sale, or fair value, net in our statement of operations if the securities are viewed as trading. Regardless of how the investment is carried in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes, including maintaining appropriate collateral margins. The fair value of our securities fluctuates primarily due to changes in interest rates, changes in credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we do not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio given changes in market interest rates.

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

For further information, including how we attempt to mitigate liquidity risk and recent developments with respect to our liquidity position, please refer to “Executive Overview” and “Liquidity and Capital Resources” in Item 7 of Part II to this Annual Report on Form 10-K for the year ended December 31, 2011.

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
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”. The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the 2013 Proxy Statement under the captions “Compensation Committee,” “Executive Compensation” and “Directors’ Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2012, with respect to the Company’s equity compensation plans, under which shares of our common stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity Compensation Plans Approved by Shareholders:
2004 Stock Incentive Plan	15,000	$9.81	—
2009 Stock and Incentive Plan	—	—	1,805,276
Equity Compensation Plans Not Approved by Shareholders(3)	—	—	—
Total	15,000	$9.81	1,805,276

(1)	Amount includes all outstanding stock option awards, but excludes all outstanding stock appreciation rights, which can only be settled for cash.

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

The remaining information required by Item 12 will be included in the 2013 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCENCE
The information required by Item 13 will be included in the 2013 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNANT FEES AND SERVICES
The information required by Item 14 will be included in the 2013 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws, effective August 1, 2012 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed August 3, 2012).
10.1*	Dynex Capital, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
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

Number	Exhibit
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

10.17*	Base salaries for named executive officers of Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.17 to Dynex's Annual Report on Form 10-K for the year ended December 31, 2011).
10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.18 to Dynex's Annual Report on Form 10-K for the year ended December 31, 2010).
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

10.25*	Form of Restricted Stock Agreement for Non-Employee Directors under the Dynex Capital, Inc. 2009 Stock and Incentive Plan (filed herewith).
21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholder's Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

________________________________________

* Denotes management contract.

(b)    Exhibits: See Item 15(a)(3) above.

(c)    Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

March 7, 2013	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Operating Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas B. Akin	Chairman, Chief Executive Officer	March 7, 2013
Thomas B. Akin	and Director
(Principal Executive Officer)

/s/ Byron L. Boston	President, Chief Investment Officer, and	March 7, 2013
Byron L. Boston	Director

/s/ Stephen J. Benedetti	Executive Vice President, Chief Operating	March 7, 2013
Stephen J. Benedetti	Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 7, 2013
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Michael R. Hughes	Director	March 7, 2013
Michael R. Hughes

/s/ Barry A. Igdaloff	Director	March 7, 2013
Barry A. Igdaloff

/s/ Daniel K. Osborne	Director	March 7, 2013
Daniel K. Osborne

/s/ James C. Wheat, III	Director	March 7, 2013
James C. Wheat, III

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2012

DYNEX CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (Dynex) as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynex's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2013 expressed an unqualified opinion thereon.

BDO USA, LLP
Richmond, Virginia
March 7, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited Dynex Capital, Inc.'s (Dynex) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynex's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Dynex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynex as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 7, 2013 expressed an unqualified opinion thereon.

BDO USA, LLP
Richmond, Virginia
March 7, 2013

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2012	December 31, 2011
ASSETS
Agency MBS (including pledged of $3,362,427 and $1,879,831, respectively)	$3,492,659	$1,965,159
Non-Agency MBS (including pledged of $604,707 and $415,195, respectively)	611,322	421,096
Securitized mortgage loans, net	70,823	113,703
Other investments, net	858	1,018
	4,175,662	2,500,976
Cash and cash equivalents	55,809	48,776
Principal receivable on investments	17,008	13,826
Accrued interest receivable	23,073	12,609
Other assets, net	8,677	6,006
Total assets	$4,280,229	$2,582,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,564,128	$2,093,793
Non-recourse collateralized financing	30,504	70,895
Derivative liabilities	42,537	27,997
Accrued interest payable	2,895	2,165
Accrued dividends payable	16,770	11,307
Other liabilities	6,685	4,687
Total liabilities	3,663,519	2,210,844
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 and no shares issued and outstanding, respectively ($57,500 aggregate liquidation preference)	55,407	—
Common stock, par value $.01 per share, 100,000,000 shares authorized; 54,268,915 and 40,382,530 shares issued and outstanding, respectively	543	404
Additional paid-in capital	759,214	634,683
Accumulated other comprehensive income (loss)	52,511	(3,255)
Accumulated deficit	(250,965)	(260,483)
Total shareholders' equity	616,710	371,349
Total liabilities and shareholders’ equity	$4,280,229	$2,582,193

See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (amounts in thousands except per share data)

	For the Year Ended
	December 31,
	2012	2011	2010
Interest income:
Agency MBS	$77,761	$56,814	$22,920
Non-Agency MBS	29,967	18,825	13,491
Securitized mortgage loans	5,395	7,615	12,234
Other investments	425	123	136
	113,548	83,377	48,781
Interest expense:
Repurchase agreements	33,789	19,569	6,368
Non-recourse collateralized financing	1,358	4,513	7,989
	35,147	24,082	14,357

Net interest income	78,401	59,295	34,424
Provision for loan losses	(192)	(871)	(1,379)
Net interest income after provision for loan losses	78,209	58,424	33,045

Litigation settlement and related costs	—	(8,240)	—
(Loss) gain on non-recourse collateralized financing	—	(1,970)	561
Gain on sale of investments, net	8,461	2,096	2,891
Fair value adjustments, net	(173)	(676)	294
Other income, net	281	134	1,498
General and administrative expenses:
Compensation and benefits	(7,635)	(5,321)	(4,930)
Other general and administrative	(5,101)	(4,635)	(3,887)
Net income	$74,042	$39,812	$29,472
Preferred stock dividends	(2,036)	—	(3,061)
Net income to common shareholders	$72,006	$39,812	$26,411
Weighted average common shares:
Basic	53,146	38,580	17,595
Diluted	53,146	38,581	20,919
Net income per common share:
Basic	$1.35	$1.03	$1.50
Diluted	$1.35	$1.03	$1.41
Dividends declared per common share	$1.15	$1.09	$0.98
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (amounts in thousands)

	For the Year Ended
	December 31,
	2012	2011	2010
Net income	$74,042	$39,812	$29,472
Other comprehensive income:
Change in fair value of available-for-sale securities	75,377	11,408	4,603
Reclassification adjustment for gain on sale of investments, net included in statement of income	(5,319)	(2,096)	(779)
Change in fair value of interest rate swaps	(28,740)	(34,228)	(6,315)
Reclassification adjustment on derivatives included in statement of income	14,448	11,604	2,487
Other comprehensive income (loss)	55,766	(13,312)	(4)
Comprehensive income	129,808	26,500	29,468
Dividends declared on preferred stock	(2,036)	—	(3,061)
Comprehensive income to common shareholders	$127,772	$26,500	$26,407
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance as of January 1, 2010	$41,749	$139	$379,717	$10,061	$(262,913)	$168,753
Conversion of preferred shares to common shares	(41,749)	42	41,707	—	—	—
Common stock issuance	—	122	116,948	—	—	117,070
Granting and vesting of restricted stock	—	—	60	—	—	60
Capitalized expenses associated with stock issuances	—	—	(128)	—	—	(128)
Cumulative effect of adoption of new accounting principle	—	—	—	—	12	12
Net income	—	—	—	—	29,472	29,472
Dividends on preferred stock	—	—	—	—	(3,061)	(3,061)
Dividends on common stock	—	—	—	—	(19,817)	(19,817)
Other comprehensive loss	—	—	—	(4)	—	(4)
Balance as of December 31, 2010	—	303	538,304	10,057	(256,307)	292,357
Common stock issuance	—	97	95,327	—	—	95,424
Granting and vesting of restricted stock	—	4	1,194	—	—	1,198
Capitalized expenses associated with stock issuances	—	—	(142)	–	—	(142)
Net income	—	—	—	—	39,812	39,812
Dividends on common stock	—	—	—	—	(43,988)	(43,988)
Other comprehensive loss	—	—	—	(13,312)	—	(13,312)
Balance as of December 31, 2011	—	404	634,683	(3,255)	(260,483)	371,349
Stock issuance	55,689	138	123,859	—	—	179,686
Granting and vesting of restricted stock	—	2	1,721	—	—	1,723
Capitalized expenses associated with stock issuances	(282)	—	(129)	—	—	(411)
Common stock repurchased	—	(1)	(920)	—	—	(921)
Net income	—	—	—	—	74,042	74,042
Dividends on preferred stock	—	—	—	—	(2,036)	(2,036)
Dividends on common stock	—	—	—	—	(62,488)	(62,488)
Other comprehensive income	—	—	—	55,766	—	55,766
Balance as of December 31, 2012	$55,407	$543	$759,214	$52,511	$(250,965)	$616,710

See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)

	For the Year Ended
	December 31,
	2012	2011	2010
Operating activities:
Net income	$74,042	$39,812	$29,472
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(10,464)	(6,504)	(1,522)
Increase (decrease) in accrued interest payable	730	1,086	(129)
Provision for loan losses	192	871	1,379
Gain on sale of investments, net	(8,461)	(2,096)	(2,891)
Loss (gain) on non-recourse collateralized financing	—	1,970	(561)
Fair value adjustments, net	173	676	(294)
Amortization and depreciation	90,530	32,505	6,180
Stock-based compensation expense	1,828	917	626
Cash payments on stock appreciation rights	(116)	(134)	(420)
Net change in other assets and other liabilities	934	1,538	(1,769)
Net cash and cash equivalents provided by operating activities	149,388	70,641	30,071
Investing activities:
Purchase of investments	(2,639,909)	(1,606,819)	(1,112,804)
Principal payments received on investments	682,817	478,488	315,709
(Increase) decrease in principal receivable on investments	(3,182)	(10,087)	168
Proceeds from sales of investments	231,145	184,688	56,585
Principal payments received on securitized mortgage loans	40,830	37,556	54,977
Other investing activities	(2,893)	419	(297)
Net cash and cash equivalents used in investing activities	(1,691,192)	(915,755)	(685,662)
Financing activities:
Borrowings under repurchase agreements, net	1,470,995	859,610	595,854
Deferred borrowing costs paid	(825)	—	—
Borrowings under non-recourse collateralized financing	—	—	50,678
Principal payments on non-recourse collateralized financing	(40,626)	(15,296)	(43,829)
Cash paid to redeem securitization financing bonds	—	(23,669)	(56,406)
Proceeds from issuance of preferred stock	55,407	—	—
Proceeds from issuance of common stock	123,868	95,282	116,850
Cash paid for common stock repurchase	(921)	—	—
Dividends paid	(59,061)	(40,873)	(18,893)
Net cash and cash equivalents provided by financing activities	1,548,837	875,054	644,254

Net increase (decrease) in cash and cash equivalents	7,033	29,940	(11,337)
Cash and cash equivalents at beginning of period	48,776	18,836	30,173
Cash and cash equivalents at end of period	$55,809	$48,776	$18,836
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$34,035	$22,110	$14,568
See notes to consolidated financial statements.

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

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated statements of income for the years ended December 31, 2011 and December 31, 2010 now present "interest income: cash and cash equivalents" together with "interest income: other investments". These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  The Company follows the equity method of accounting for investments with greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. As of December 31, 2012 and December 31, 2011, the Company did not have any investments in which it owned less than a 50% interest in the voting equity.

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

Agency MBS. The Company accounts for its investment in Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of December 31, 2012, the majority of the Company's Agency MBS are designated as available-for-sale (or "AFS") with the remainder designated as trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

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

Non-Agency MBS.  The Company accounts for its investment in non-Agency MBS in accordance with ASC Topic 320.  As of December 31, 2012, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.   Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired. Like Agency MBS, the Company generally intends to hold its investments in non-Agency MBS until maturity, but it may, from time to time sell any of these securities as part of the overall management of its business.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

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

Other-than-Temporary Impairment. The Company evaluates all MBS in its investment portfolio for other-than-temporary impairments by applying the guidance prescribed in ASC Topic 320-10. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. If there has been a significant adverse change in the cash flow expectations for a security resulting in the its amortized cost becoming greater than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and is not more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.

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

Please see Notes 3 and 4 for additional information related to the Company's evaluation for other-than-temporary impairments.

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

Although MBS have characteristics that meet the definition of a derivative instrument, ASC 815 specifically excludes these instruments from its scope because they are accounted for as debt securities under ASC 320.

Interest Income, Premium Amortization, and Discount Accretion

Interest income is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or "IO", securities) on the Company's investment securities and their contractual terms. Premiums and discounts on Agency and non-Agency MBS and on loans are recognized over the expected life of the investment using the effective yield method in accordance with ASC Topic 310-20. Adjustments to premium amortization are made for actual prepayment activity as well as changes in projected future cash flows in accordance with 320-10. Interest income on non-Agency MBS that are rated lower than “AA” are recognized over the expected life as adjusted for the estimated prepayments and credit losses of the securities.  Actual prepayment and any credit losses experienced are compared to projected prepayments and credit losses, and effective yields are adjusted when those amounts differ.

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

Contingencies

In the normal course of business, there are various lawsuits, claims, and other contingencies pending against the Company.  We evaluate whether to establish provisions for estimated losses from those matters in accordance with ASC Topic 450, which states that a liability is recognized for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. Please refer to Note 13 for details on the most significant matters currently pending.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to materially impact the Company's financial condition or results of operations which are not effective as of the date of this Annual Report on Form 10-K..

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

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method for all periods presented, and for the year ended December 31, 2010, the conversion of the Company’s formerly outstanding Series D 9.50% Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") into common stock using the two-class method. Because the Company's 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") issued during the third quarter of 2012 is redeemable at the Company's option for cash only, and the Series A Preferred Stock can convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net income per common share for the year ended December 31, 2012. Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC 260-10 and therefore are included in the computation of basic earnings per share ("EPS") using the two-class method.

The following table presents the calculation of the numerator and denominator for both basic and diluted net income per common share:

	For the Year Ended
	December 31,
	2012		2011		2010
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares	Income	Weighted- Average Common Shares
Net income	$74,042		$39,812		$29,472
Preferred stock dividends	(2,036)		—		(3,061)
Net income to common shareholders	$72,006	53,146,416	$39,812	38,579,780	$26,411	17,595,022
Effect of dilutive securities	—	—	—	799	3,061	3,324,014
Diluted	$72,006	53,146,416	$39,812	38,580,579	$29,472	20,919,036
Net income per common share:
Basic		$1.35		$1.03		$1.50
Diluted (1)		$1.35		$1.03		$1.41

Components of dilutive items:
Series D Preferred Stock	$—	—	$—	—	$3,061	3,319,395
Stock options	—	—	—	799	—	4,619
	$—	—	$—	799	$3,061	3,324,014

(1)
For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$2,425,826	$306,527	$—	$2,732,353
Unamortized premium	137,181	23,517	550,171	710,869
Unamortized discount	(13)	—	—	(13)
Amortized cost	2,562,994	330,044	550,171	3,443,209
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	19,477	21,570	18,218	59,265
Gross unrealized losses	(11,134)	(6)	(1,209)	(12,349)
Trading (recognized in income statement):
Gross unrealized gains	—	2,534	—	2,534
Total Agency MBS fair value:	$2,571,337	$354,142	$567,180	$3,492,659
Weighted average coupon	3.67%	5.19%	0.95%

(1)	The combined notional balance for the Agency CMBS IO securities is $10,059,495 as of December 31, 2012.

	December 31, 2011
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$1,488,397	$266,952	$—	$1,755,349
Unamortized premium	85,488	21,627	86,358	193,473
Unamortized discount	(17)	—	—	(17)
Amortized cost	1,573,868	288,579	86,358	1,948,805
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	10,787	11,746	350	22,883
Gross unrealized losses	(7,405)	—	(1,043)	(8,448)
Trading (recognized in income statement):
Gross unrealized gains	—	1,919	—	1,919
Total Agency MBS fair value:	$1,577,250	$302,244	$85,665	$1,965,159
Weighted average coupon	4.54%	5.20%	0.96%

(1)	The combined notional balance for the Agency CMBS IO securities is $1,813,096 as of December 31, 2011.

The Company purchased $1,721,284 of Agency RMBS and $582,280 of Agency CMBS, consisting principally of CMBS IOs, since December 31, 2012. Agency CMBS IOs are secured by excess interest payments on pools of multifamily housing mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. The IO securities generally have prepayment protection in the form of lock-outs and/or yield maintenance associated with the underlying loans.

A portion of the Agency CMBS included in the tables above are designated as trading securities by the Company, and changes in the fair value of those Agency CMBS are recognized each reporting period within "fair value adjustments, net" in the Company's consolidated statements of income. As of December 31, 2012 and December 31, 2011, the amortized cost of these Agency CMBS designated as trading securities was $27,535 and $28,119, respectively. The Company recognized a net unrealized gain for the year ended December 31, 2012 of $652 compared to $1,919 for the year ended December 31, 2011, respectively, related to changes in fair value. The Company also has derivatives designated as trading instruments, and the changes in their fair value are also included within "fair value adjustments, net". Please refer to Note 7 for additional information on these derivatives designated as trading instruments.

The following table presents certain information for those Agency MBS in an unrealized loss position as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
	Fair Value	Unrealized Loss	# of Securities	Fair Value	Unrealized Loss	# of Securities
Unrealized loss position for:
Less than one year	$1,026,277	$(6,552)	83	$680,101	$(6,765)	54
One year or more	271,719	(5,797)	34	160,544	(1,684)	27
	$1,297,996	$(12,349)	117	$840,645	$(8,449)	81

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of December 31, 2012 and December 31, 2011 were temporary.

NOTE 4 – NON-AGENCY MBS

The following table presents the components of the Company’s non-Agency MBS as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$11,411	$463,747	$—	$475,158
Unamortized premium	—	2,520	108,928	111,448
Unamortized discount	(781)	(19,833)	—	(20,614)
Amortized cost	10,630	446,434	108,928	565,992
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	606	39,944	5,054	45,604
Gross unrealized losses	(198)	(36)	(40)	(274)
Fair value	$11,038	$486,342	$113,942	$611,322
Weighted average coupon	4.28%	5.31%	0.86%

(1)	The notional balance for the non-Agency CMBS IO securities is $2,393,614 as of December 31, 2012.

	December 31, 2011
	RMBS	CMBS	CMBS IO (1)	Total
Principal/par value	$17,119	$359,853	$—	$376,972
Unamortized premium	—	3,646	51,239	54,885
Unamortized discount	(1,003)	(17,511)	—	(18,514)
Amortized cost	16,116	345,988	51,239	413,343
Available for sale (recognized in statement of comprehensive income):
Gross unrealized gains	507	11,806	893	13,206
Gross unrealized losses	(1,353)	(3,724)	(376)	(5,453)
Fair value	$15,270	$354,070	$51,756	$421,096
Weighted average coupon	4.41%	5.91%	1.24%

(1)	The notional balance for the non-Agency CMBS IO securities is $906,202 as of December 31, 2011.

 The Company has purchased $7,500 of non-Agency RMBS, $165,466 of non-Agency CMBS, and $68,315 of non-Agency CMBS IO securities during the year ended December 31, 2011.

The following table presents certain information for those non-Agency MBS that were in an unrealized loss position as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
	Fair Value	Unrealized Loss	# of Securities	Fair Value	Unrealized Loss	# of Securities
Unrealized loss position for:
Less than one year:	$13,877	$(76)	3	$153,974	$(5,075)	6
One year or more:	2,701	(198)	8	2,993	(379)	7
	$16,578	$(274)	11	$156,967	$(5,454)	13

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position as of December 31, 2012 and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of December 31, 2012.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The Company's securitized mortgage loans are pledged as collateral for its associated securitization financing bonds, which are discussed further in Note 9. Please also refer to Note 6 for disclosures related to impaired securitized mortgage loans and the related allowance for loan losses. The following table summarizes the components of securitized mortgage loans as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value (1)	$30,576	$41,337	$71,913	$68,029	$47,657	$115,686
Unamortized premium, net	—	616	616	—	770	770
Unamortized discount, net	(1,267)	—	(1,267)	(254)	—	(254)
Amortized cost	29,309	41,953	71,262	67,775	48,427	116,202
Allowance for loan losses	(150)	(289)	(439)	(2,268)	(231)	(2,499)
	$29,159	$41,664	$70,823	$65,507	$48,196	$113,703

(1)	Includes funds held by trustees.

The balance of the Company's securitized commercial mortgage loans has decreased since December 31, 2011 primarily due to principal payments, including amounts received on defeased loans, of $34,831.  The Company's securitized commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 58% of these securitized commercial mortgage loans are secured by multifamily properties. As of December 31, 2012 and December 31, 2011, the loan-to-value ratio based on original appraisal was 48% and 42%, respectively. There were no securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) and therefore on nonaccrual status on the Company's balance sheet as of December 31, 2012 compared to nonaccrual loans with an unpaid principal balance of $14,997 as of December 31, 2011.

The increase in unamortized discount, net for the Company's securitized commercial mortgage loans since December 31, 2011 is due to the modification of terms for one securitized commercial mortgage loan which resulted in an effective yield as favorable to the Company as the effective yield of the original loan. In accordance with ASC 310-20, the Company accounted for this modified loan as a new loan, resulting in a discount of $1,218 being recognized to adjust the new loan's basis to that of the original loan.

The balance of the Company's securitized single-family mortgage loans have decreased since December 31, 2011 due to principal payments on the loans of $5,999. These single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  As of December 31, 2012 and December 31, 2011, the current loan-to-value ratio based on original appraisal was approximately 43% and 46%, respectively. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of December 31, 2012 is $3,380 compared to $3,366 as of December 31, 2011. The Company continues accruing interest on any seriously delinquent securitized single-family mortgage loan so long as the primary servicer continues to advance the interest and/or principal due on the loan.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

As discussed in Note 1, the Company estimates for currently existing and probable losses for its mortgage loans that are considered impaired. A loan can be considered impaired even if it is not delinquent. The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	For the Year Ended
	December 31,
	2012		2011		2010
	Commercial	Single-family	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$2,268	$231	$4,200	$270	$3,935	$277
Provision for loan losses	24	168	848	23	1,194	—
Credit losses, net of recoveries	(2,142)	(110)	(2,780)	(62)	(929)	(7)
Allowance at end of period	$150	$289	$2,268	$231	$4,200	$270

The following table summarizes information regarding the Company's impaired securitized commercial and single-family mortgage loans as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Commercial	Single-family	Commercial	Single-family
Unpaid principal balance of impaired securitized loans	$—	$3,380	$4,724	$3,000
Basis adjustments related to impaired securitized loans	—	50	8	48
Amortized cost basis of impaired securitized loans	$—	$3,430	$4,732	$3,048

For the securitized single-family mortgage loans identified as impaired as of December 31, 2012, the Company estimates that it has recognized approximately $179 of interest income for the year ended December 31, 2012 compared to $162 and $205 for the years ended December 31, 2011 and December 31, 2010, respectively. Although the Company did not have any specific securitized commercial mortgage loans identified as impaired as of December 31, 2012, it is currently maintaining a general allowance for commercial mortgage loan losses of $150. The Company estimates that it recognized interest income of $109 and $609 for the years ended December 31, 2011 and December 31, 2010, respectively, on commercial securitized mortgage loans identified as impaired as of December 31, 2011 and December 31, 2010, respectively.

NOTE 7 – DERIVATIVES

As part of its risk management activities, the Company’ utilizes derivative financial instruments to manage its exposure to cash flow volatility and market value risk related to interest rate risk on the Company's investments and their associated financing. The Company's derivative instruments are comprised entirely of interest rate swaps which are designated as either hedging instruments or trading instruments.  The tables below summarize information about the Company’s derivative financial instruments on the balance sheet as of the dates indicated:

		December 31, 2012			December 31, 2011
Accounting Designation:	Balance Sheet Location:	Fair Value	Aggregate Notional Amount	Weighted-average Fixed Rate Swapped	Fair Value	Aggregate Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments		$(39,813)	$1,435,000	1.50%	$(25,512)	$1,065,000	1.55%
Trading instruments		(2,724)	27,000	2.88%	(2,485)	27,000	2.88%
	Derivative liabilities	$(42,537)			$(27,997)

Included in the balance as of December 31, 2012 are seven forward-starting interest rate swaps with a combined notional balance of $275,000 and a weighted average pay-fixed rate of 1.62% which are not effective until 2013.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of December 31, 2012:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$—	$25,000	$25,000	1	0.85%
13-36 months	—	715,000	715,000	15	1.52%
37-60 months	27,000	295,000	322,000	11	1.51%
Over 60 months	—	400,000	400,000	14	1.60%
	$27,000	$1,435,000	$1,462,000	41	1.53%

With respect to hedging instruments, the Company’s objective for using interest rate swaps is to minimize its exposure to the risk of cash flow volatility from increased interest expense on its repurchase agreement borrowings.  As repurchase agreements are short-term in nature, as they mature, the interest rate on the new repurchase agreement resets to a market interest rate.   This sequential rollover borrowing program creates a variable interest expense pattern.  The changes in the cash flows of the interest rate swaps are expected to be highly effective at offsetting changes in the interest portion of the cash flows expected to be paid at maturity of each borrowing.

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the periods indicated:

Type of Derivative Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of Amount Recognized in Net Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Net Income (Ineffective Portion)
For the year ended December 31, 2012:
Interest rate swaps	$(28,740)	Interest expense	$14,448	Other income, net	$(9)
For the year ended December 31, 2011:
Interest rate swaps	$(34,228)	Interest expense	$11,604	Other income, net	$(49)
For the year ended December 31, 2010:
Interest rate swaps	$(6,315)	Interest expense	$2,487	Other income, net	$(20)

As of December 31, 2012, the Company estimates that $17,875 will be reclassified from AOCI into earnings as an increase to interest expense within the next 12 months.

The Company’s objective for designating certain interest rate swaps as trading instruments is to offset the changes in market value for a portion of its Agency CMBS investments that are also designated as trading. The table below presents the effect of the derivatives designated as trading instruments on the Company’s consolidated statements of income for the periods indicated.

Type of Derivative Designated as Trading	Location On Income Statement	Amount of Loss Recognized in Net Income
		For the Year Ended
		December 31, 2012	December 31, 2011	December 31, 2010
Interest rate swaps	Fair value adjustments, net	$(908)	$(2,825)	$—

These interest rate swap agreements contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default of its derivative obligations. Additionally, the agreements outstanding with its derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of December 31, 2012, the Company had derivatives in a net liability position with its derivative counterparties for which it had pledged Agency MBS with a fair value of $47,289 and cash of $38 as collateral.  If the Company had breached any of these agreements as of December 31, 2012, it could have been required to settle those derivatives at their estimated termination value of $43,198, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2012, the Company was in compliance with all covenants.

NOTE 8 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of December 31, 2012 and December 31, 2011 by the fair value and type of securities pledged as collateral to the repurchase agreements:

	December 31, 2012
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,365,982	0.48%	$2,458,200
Agency CMBS and CMBS IOs	692,311	0.95%	856,939
Non-Agency RMBS	7,808	1.84%	9,634
Non-Agency CMBS and CMBS IOs	470,573	1.36%	579,248
Securitization financing bonds	28,113	1.64%	31,483
Deferred fees	(659)	n/a	n/a
	$3,564,128	0.70%	$3,935,504

	December 31, 2011
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,447,508	0.38%	$1,521,107
Agency CMBS and CMBS IOs	290,362	0.59%	329,612
Non-Agency RMBS	12,195	1.85%	13,597
Non-Agency CMBS and CMBS IOs	283,266	1.54%	336,124
Securitization financing bonds	60,462	1.65%	67,872
	$2,093,793	0.61%	$2,268,312

The combined weighted average original term to maturity for the Company’s repurchase agreements was 67 days as of December 31, 2012 and 57 days as of December 31, 2011.  The following table provides a summary of the original maturities as of December 31, 2012 and December 31, 2011:

Original Maturity	December 31, 2012	December 31, 2011
30 days or less	$622,957	$180,387
31 to 60 days	1,263,105	880,491
61 to 90 days	298,660	496,509
Greater than 90 days	1,380,065	536,406
	3,564,787	2,093,793

As of December 31, 2012, the Company had approximately 18% of its shareholders' equity at risk with Wells Fargo Bank National Association together with its affiliate Wells Fargo Securities, LLC. The borrowings outstanding with that counterparty and its affiliates as of December 31, 2012 were $366,130 with a weighted average borrowing rate of 1.35%. Of the amount outstanding with this counterparty and its affiliate, $196,520 is under a two-year repurchase facility with Wells Fargo Bank National Association. The facility provides an aggregate maximum borrowing capacity of $200,000 and is set to mature on August 6, 2014, subject to certain early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by Agency CMBS IO, and its weighted average borrowing rate as of December 31, 2012 was 1.47%. Shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

As of December 31, 2012, the Company had repurchase agreement amounts outstanding with 19 of its 28 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders.  To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of December 31, 2012.

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

As of December 31, 2012, the Company's non-recourse collateralized financing consists of collateral-based financing issued by special purpose securitization trusts. The following table summarizes information about the Company’s non-recourse collateralized financing for the periods indicated:

	December 31, 2012
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by non-Agency CMBS	6.2% fixed	1.4	$15,000	$15,825
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.1	15,974	17,309
Unamortized net bond premium and deferred costs			(470)	n/a
			$30,504	$33,134

	December 31, 2011
	Interest Rate	Weighted Average Life Remaining (in years)	Balance Outstanding	Value of Collateral
Securitization financing:
Secured by non-Agency CMBS	6.2% fixed	2.1	$15,000	$16,388
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.2	18,928	19,843
TALF financing:(1)
Secured by non-Agency CMBS	2.7% fixed	1.2	37,672	49,087
Unamortized net bond premium and deferred costs			(705)	n/a
			$70,895	$85,318

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

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing as asset or liability and also requires an entity to consider all aspects of nonperformance risk, including the entity's own credit standing, when measuring fair value of a liability. ASC Topic 820 established a valuation hierarchy of three levels as follows:

•
Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. None of the Company's assets and liabilities that are measured at fair value are included in this category as of December 31, 2012 or December 31, 2011.

•
Level 2 – Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs either directly observable or indirectly observable through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  The Company’s fair valued assets and liabilities that are generally included in this category are Agency MBS, certain non-Agency MBS, and derivatives.

•
Level 3 – Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best estimate of how market participants would price the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  The Company’s fair valued assets and liabilities that are generally included in this category are certain non-Agency MBS and other investments.

The following table presents the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, segregated by the hierarchy level of the fair value estimate:

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$3,492,659	$—	$3,492,659	$—
Non-Agency MBS:
CMBS (including CMBS IO)	600,284	—	500,182	100,102
RMBS	11,038	—	5,920	5,118
Other investments	25	—	—	25
Total assets carried at fair value	$4,104,006	$—	$3,998,761	$105,245
Liabilities:
Derivative liabilities	$42,537	$—	$42,537	$—
Total liabilities carried at fair value	$42,537	$—	$42,537	$—

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$1,965,159	$—	$1,965,159	$—
Non-Agency MBS:
CMBS (including CMBS IO)	405,826	—	282,123	123,703
RMBS	15,270	—	4,974	10,296
Other investments	25	—	—	25
Total assets carried at fair value	$2,386,280	$—	$2,252,256	$134,024
Liabilities:
Derivative liabilities	$27,997	$—	$27,997	$—
Total liabilities carried at fair value	$27,997	$—	$27,997	$—

The Company’s Agency MBS, as well a majority of its non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency CMBS and non-Agency RMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information.  Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement. Generally Level 3 assets are most sensitive to the default rate and severity assumptions.

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency RMBS and CMBS as of December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Prepayment Speed		Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY		2.5%	35.0%	4.3%
Non-Agency RMBS	5	CPR	0.5%	9.0%	5.1%

(1)	Data presented are weighted averages.

The following table presents the activity of the instruments fair valued at Level 3 for the periods indicated:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of January 1, 2011	$146,670	$9,307	$25	$156,002
Purchases	3,054	7,000	—	10,054
Sales	—	(3,706)	—	(3,706)
(Loss) gain recognized in net income	—	(59)	—	(59)
Unrealized (loss) gain included in other comprehensive income	(2,194)	16	—	(2,178)
Principal payments	(22,652)	(2,278)	—	(24,930)
Amortization	(1,175)	16	—	(1,159)
Balance as of December 31, 2011	$123,703	$10,296	$25	$134,024
Purchases	—	7,500	—	7,500
Transfers out to Level 2	(4,670)	—	—	(4,670)
Unrealized (loss) gain included in other comprehensive income	(59)	86	—	27
Principal payments	(18,437)	(12,804)	—	(31,241)
Amortization	(435)	40	—	(395)
Balance as of December 31, 2012	$100,102	$5,118	$25	$105,245

The Company evaluates the availability and quality of valuation inputs for its Level 3 securities on a monthly basis. When it determines that there are sufficient observable market inputs for the same or similar securities, the securities are transferred to Level 2 at the end of the reporting period in which that determination is made. As shown in the table above for the year ended December 31, 2012, the Company transferred two of its non-Agency CMBS from Level 3 to Level 2 because the liquidity for securities similar to these non-Agency CMBS improved such that the Company was able to obtain market discount rates and prepayment speeds which it used in establishing the fair value of these two non-Agency CMBS.

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$3,492,659	$3,492,659	$1,965,159	$1,965,159
Non-Agency MBS	611,322	611,322	421,096	421,096
Securitized mortgage loans, net	70,823	61,916	113,703	101,116
Other investments	858	810	1,018	892
Liabilities:
Repurchase agreements	$3,564,128	$3,564,787	$2,093,793	$2,093,793
Non-recourse collateralized financing	30,504	30,756	70,895	69,752
Derivative liabilities	42,537	42,537	27,997	27,997

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of December 31, 2012 or December 31, 2011.

NOTE 11 – SHAREHOLDERS' EQUITY

Preferred Stock

On August 1, 2012, the Company closed an offering of 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value of $0.01 per share and liquidation preference $25.00 per share. The Company received net proceeds before expenses of $55,689, including the additional proceeds from the underwriters' overallotment option which was fully exercised. The Company declared dividends of $0.43681 for the period August 1, 2012 through October 15, 2012 and $0.53125 per share of preferred stock for the period October 16, 2012 through January 15, 2013.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	2012	2011
Balance as of January 1,	40,382,530	30,342,897
Common stock issued under ATM program	402,494	409,237
Common stock issued under DRIP	13,480	4,365
Common stock issued via public offering	13,332,748	9,200,000
Common stock issued or redeemed under stock and incentive plans	241,663	426,031
Common stock repurchased	(104,000)	—
Balance as of December 31,	54,268,915	40,382,530

The Company has a continuous equity placement program (also known as an "at the market" program, or "ATM") whereby the Company may offer and sell through its sales agent, JMP Securities LLC, up to 8,000,000 shares of its common stock.  During the year ended December 31, 2012, the Company received proceeds of $3,721, net of $57 in broker sales commission, for 402,494 shares of common stock sold under this program at an average price of $9.39.

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") which allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. A total of 3,000,000 shares have been reserved for issuance under the DRIP. The Company declared a fourth quarter common stock dividend of $0.29 per share payable on January 31, 2013 to shareholders of record as of December 31, 2012. There was no dividend reinvestment discount for fourth quarter dividends reinvested through the DRIP.

In February 2012, the Company closed a secondary offering of 13,332,748 shares of its common stock which includes 832,487 shares issued pursuant to an option to purchase additional shares that was exercised by the underwriters, at a public offering price of $9.12 per share for total net proceeds of approximately $119,992 after deduction of underwriters' compensation and expenses.

In November 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $50,000 of its outstanding shares of common stock through December 31, 2014. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable Securities and Exchange Commission rules. The Company will only repurchase shares when the repurchase price per share is less than the Company's estimate of the current net book value of its common stock. During the fourth quarter of 2012, the Company repurchased 104,000 shares of its common stock at an average price of $8.86 per share after commissions.

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, SARs, dividend equivalent rights, performance shares, incentive awards, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 1,805,276 shares remain available for issuance as of December 31, 2012. Total stock-based compensation expense recognized by the Company for the year ended December 31, 2012 was $1,828 compared to $917 for the year ended December 31, 2011 and $627 for the year ended December 31, 2010.

The following table presents a rollforward of the restricted stock activity for the periods presented:

	2012	2011
Restricted stock outstanding at January 1,	365,506	25,000
Restricted stock granted	220,821	358,006
Restricted stock vested	(138,044)	(17,500)
Restricted stock outstanding at December 31,	448,283	365,506

 The restricted stock granted in 2012 and 2011 had fair values of $2,073 and $3,729, respectively at their grant dates. As of December 31, 2012, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $2,983, of which $1,720 is expected to be amortized in 2013, $820 in 2014, $386 in 2015, and $57 in 2016.

As of December 31, 2012, the Company also has SARs and stock options outstanding, all of which were granted pursuant to the Company's 2004 Stock Incentive Plan. No new awards may be granted under this plan. The following table presents a rollforward of the SARs activity for the periods presented:

	2012		2011
	Quantity	Weighted-Average Price	Quantity	Weighted-Average Price
SARs outstanding at January 1,	59,375	$6.87	136,875	$7.31
SARs exercised	(31,875)	6.71	(77,500)	7.64
SARs outstanding at December 31,	27,500	$7.06	59,375	$6.87

As of December 31, 2012, all of the Company's outstanding SARs are vested and exercisable at any time prior to their expiration date of December 31, 2013. As of December 31, 2012 and December 31, 2011, the fair value of the Company’s outstanding SARs of $66 and $77, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.

The Company has not granted any stock options since the year ended December 31, 2008, and the compensation cost related to all stock options has been expensed in prior periods. All outstanding stock options as of December 31, 2012 will expire by May 16, 2013. The following table presents a rollforward of the stock option activity for the periods presented:

	2012		2011
	Quantity	Weighted-Average Price	Quantity	Weighted-Average Price
Stock options outstanding at January 1,	30,000	$9.42	45,000	$8.75
Stock options expired	(10,000)	9.02	—	—
Stock options exercised	(5,000)	9.02	(15,000)	7.43
Stock options outstanding at December 31,	15,000	$9.81	30,000	$9.42

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of December 31, 2012 and December 31, 2011 is comprised of the following items:

	December 31, 2012	December 31, 2011
Available for sale investments:
Unrealized gains	$104,870	$36,091
Unrealized losses	(12,623)	(13,902)
	92,247	22,189
Hedging instruments:
Unrealized losses	(39,736)	(25,444)
	(39,736)	(25,444)
Accumulated other comprehensive income (loss)	$52,511	$(3,255)

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 12 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its net operating loss carryforward was $73,962 for the year ended December 31, 2012, $43,988 for the year ended December 31, 2011, and $24,669 for the year ended December 31, 2010. After common and preferred dividend distributions during those years as well as utilization of the Company's tax net operating loss ("NOL") carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2012 and did not incur any income tax liability for the years ending December 31, 2011 or December 31, 2010.

The Company's estimated NOL carryforward as of December 31, 2012 is $135,857.  As a result of its common stock offering in February 2012, the Company incurred an "ownership change" under Section 382 of the Internal Revenue Code ("Section 382").  In general, if a company incurs an ownership change under Section 382, the company's ability to utilize an NOL carryforward to offset its taxable income after any required dividend distributions, becomes limited to a certain amount per year.  Due to the ownership change, the Company's ability to use its NOL is limited to an estimated $13,451 per year.  The NOL will begin to expire principally in the years 2020-2024 to the extent it is not used.

The Company also has a taxable REIT subsidiary ("TRS"), which has an estimated NOL carryforward of $4,208 as of December 31, 2012. The Company's TRS has limited operations, and, accordingly, the Company has established a full valuation allowance for the related deferred tax asset.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2012, December 31, 2011, or December 31, 2010, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company records accruals for certain outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed.

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county.  The plaintiffs in this matter alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax lien receivables.   The Court granted class action status and defined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  Amendments to the statute that governs the collection of delinquent tax liens in Pennsylvania, related case law, and GLS' filing of one or more successful motions for summary judgment resulted in the dismissal of certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and lien costs were assessed by GLS in its collection efforts pursuant to the prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claims against GLS. Plaintiffs subsequently appealed the dismissal to the Pennsylvania Commonwealth Court of Appeals. The claims made by plaintiffs on appeal include only the legality of charging and recovering attorneys' fees and tax lien revival and assignment costs from the class members. Plaintiffs have not enumerated their damages in this matter.

The Company, GLS, and Allegheny County are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania. The lawsuit relates to the activities of GLS in Allegheny County related to the purchase and collection of delinquent property tax lien receivables discussed above. The purported class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, and certain other fees and who sustained economic damages on and after August 14, 2003. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and / or Allegheny County are an unconstitutional taking of private property.  The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. The same class previously filed substantially the same lawsuit in 2004 against GLS and Allegheny County (ACORN v. County of Allegheny and GLS Capital, Inc.), and GLS's Motion for Summary Judgment is pending in that action.  The Company believes the claims are without merit and intends to defend against them vigorously in this matter.

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $250. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2,100. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiff's appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160,000 “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25,600 damage award against DCI. The Fifth Circuit's decision appears to permit Plaintiffs to recover the costs of their appeal from both the Company and DCI. The Company and DCI currently intend to file a motion for rehearing with the Fifth Circuit on the issue of the costs. As part of the motion for rehearing, DCI may also challenge the $25,600 damage award and the decision regarding attorneys' fees. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

NOTE 14 – RELATED PARTY TRANSACTIONS
As discussed in Note 13, the Company and DCI have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against such litigation would be shared, and whereby the Company agreed to advance DCI's portion of the costs of defending against such litigation. DCI costs advanced by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum. As of December 31, 2012, the total amount due to the Company under the Litigation Cost Sharing Agreement, including interest, was $7,616, which has been fully reserved by the Company. DCI is currently wholly owned by ICD Holding, Inc. An executive of the Company is the sole shareholder of ICD Holding, Inc.

NOTE 15 – SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$19,147	$19,008	$19,100	$21,145
Net interest income after provision for loan losses	19,087	19,008	18,990	21,123
Net income to common shareholders	16,476	18,847	18,353	18,330
Basic diluted net income per common share	$0.33	$0.35	$0.34	$0.34
Diluted net income per common share	$0.33	$0.35	$0.34	$0.34
Cash dividends declared per common share	$0.28	$0.29	$0.29	$0.29

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$12,731	$15,033	$14,559	$16,972
Net interest income after provision for loan losses	12,481	14,833	14,259	16,851
Net income	10,280	13,594	1,532	14,406
Basic net income per common share	$0.31	$0.34	$0.04	$0.36
Diluted net income per common share	$0.31	$0.34	$0.04	$0.36
Cash dividends declared per common share	$0.27	$0.27	$0.27	$0.28

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$7,197	$7,932	$8,400	$10,895
Net interest income after provision for loan losses	6,788	7,782	8,190	10,285
Net income to common shareholders	4,534	6,264	5,966	9,647
Basic net income per common share	$0.32	$0.41	$0.35	$0.41
Diluted net income per common share	$0.30	$0.38	$0.33	$0.40
Cash dividends declared per common share	$0.23	$0.23	$0.25	$0.27

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Annual Report on Form 10-K was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that qualify as either "recognized" or "nonrecognized" subsequent events as defined by ASC Topic 855.