Form 10-Q
period 2013-03-31
DYNEX CAPITAL INC
filed 2013-05-10
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Yes           ☐           No           ☑

On May 1, 2013, the registrant had 54,940,082 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.	FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Mortgage-backed securities, at fair value (including pledged of $4,127,459 and $3,967,134, respectively)	$4,267,917	$4,103,981
Mortgage-backed securities pending settlement	197,778	—
Securitized mortgage loans, net	64,825	70,823
Other investments, net	822	858
	4,531,342	4,175,662
Cash and cash equivalents	44,129	55,809
Principal receivable on investments	18,615	17,008
Accrued interest receivable	24,920	23,073
Other assets, net	9,107	8,677
Total assets	$4,628,113	$4,280,229
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,708,255	$3,564,128
Payable for mortgage-backed securities pending settlement	198,051	—
Non-recourse collateralized financing	28,473	30,504
Derivative liabilities	37,687	42,537
Accrued interest payable	2,873	2,895
Accrued dividends payable	16,934	16,770
Other liabilities	2,542	6,685
Total liabilities	3,994,815	3,663,519
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding, respectively ($58,532 aggregate liquidation preference)	55,407	55,407
Common stock, par value $.01 per share, 100,000,000 shares authorized; 54,835,420 and 54,268,915 shares issued and outstanding, respectively	548	543
Additional paid-in capital	764,272	759,214
Accumulated other comprehensive income	61,557	52,511
Accumulated deficit	(248,486)	(250,965)
Total shareholders' equity	633,298	616,710
Total liabilities and shareholders’ equity	$4,628,113	$4,280,229

See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Mortgage-backed securities	$32,039	$24,463
Securitized mortgage loans	924	1,504
Other investments	19	305
	32,982	26,272
Interest expense:
Repurchase agreements	10,218	6,644
Non-recourse collateralized financing	238	481
	10,456	7,125

Net interest income	22,526	19,147
Provision for loan losses	(261)	(60)
Net interest income after provision for loan losses	22,265	19,087

Gain on sale of investments, net	1,391	351
Fair value adjustments, net	(157)	(210)
Other (expense) income, net	(88)	369
General and administrative expenses:
Compensation and benefits	(2,358)	(1,798)
Other general and administrative	(1,450)	(1,323)
Net income	$19,603	$16,476
Preferred stock dividends	(1,222)	—
Net income to common shareholders	$18,381	$16,476
Weighted average common shares:
Basic	54,300	49,480
Diluted	54,301	49,481
Net income per common share:
Basic	$0.34	$0.33
Diluted	$0.34	$0.33
Dividends declared per common share	$0.29	$0.28
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$19,603	$16,476
Other comprehensive income:
Change in fair value of available-for-sale investments	5,897	26,000
Reclassification adjustment for gain on sale of investments, net included in statement of income	(1,391)	—
Change in fair value of cash flow hedges	437	(3,087)
Reclassification adjustment for cash flow hedges included in statement of income	4,103	3,266
Other comprehensive income	9,046	26,179
Comprehensive income	28,649	42,655
Dividends declared on preferred stock	(1,222)	—
Comprehensive income to common shareholders	$27,427	$42,655
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$19,603	$16,476
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(1,401)	(3,261)
Decrease in accrued interest payable	(22)	(468)
Provision for loan losses	261	60
Gain on sale of investments, net	(1,391)	(351)
Fair value adjustments, net	157	210
Amortization and depreciation	32,117	13,257
Stock-based compensation expense	490	453
Cash payments on stock appreciation rights	(9)	—
Net change in other assets and other liabilities	(4,400)	(2,053)
Net cash and cash equivalents provided by operating activities	45,405	24,323
Investing activities:
Purchase of investments	(438,376)	(881,854)
Principal payments received on investments	217,358	117,231
(Increase) decrease in principal receivable on investments	(1,607)	4,418
Proceeds from sales of investments	31,158	49,569
Principal payments received on securitized mortgage loans	5,737	13,745
Other investing activities	(1,001)	(534)
Net cash and cash equivalents used in investing activities	(186,731)	(697,425)
Financing activities:
Borrowings under repurchase agreements, net	144,023	592,405
Principal payments on non-recourse collateralized financing	(2,024)	(38,781)
Proceeds from issuance of common stock	5,152	123,733
Payments related to tax withholding for share-based compensation	(545)	—
Dividends paid	(16,960)	(11,307)
Net cash and cash equivalents provided by financing activities	129,646	666,050

Net decrease in cash and cash equivalents	(11,680)	(7,052)
Cash and cash equivalents at beginning of period	55,809	48,776
Cash and cash equivalents at end of period	$44,129	$41,724
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$10,381	$7,488
See notes to consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2013.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated balance sheet as of December 31, 2012 now presents its Agency and non-Agency mortgage-backed securities as "mortgage-backed securities, at fair value". In addition, the Company's consolidated statement of income for the three months ended March 31, 2012 now presents its interest income from Agency and non-Agency mortgage-backed securities as "interest income-mortgage-backed securities". These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  The Company follows the equity method of accounting for investments with greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. As of March 31, 2013 and December 31, 2012, the Company did not have any investments in which it owned less than a 50% interest in the voting equity.

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
Investments

The Company’s investments include Agency mortgage-backed securities ("MBS"), non-Agency MBS, securitized mortgage loans, and other investments.

Agency MBS. The Company accounts for its investment in Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of March 31, 2013, the majority of the Company's Agency MBS are designated as available-for-sale (or "AFS") with the remainder designated as trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

All of the Company’s Agency MBS are recorded at their fair value on the consolidated balance sheet. In accordance with ASC Topic 820, the Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service and broker quotes. The Company's application of ASC Topic 820 guidance is discussed further in Note 9.  Changes in the fair value of Agency MBS designated as trading are recognized in net income within “fair value adjustments, net”.   Gains (losses) realized upon the sale, impairment, or other disposal of a trading security are also recognized within “fair value adjustments, net”.  Alternatively, changes in the fair value of Agency MBS designated as available-for-sale are reported in other comprehensive income as unrealized gains (losses) until the security is collected, disposed of, or determined to be other than temporarily impaired.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

Non-Agency MBS.  The Company accounts for its investment in non-Agency MBS in accordance with ASC Topic 320.  As of March 31, 2013, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.  Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired. Like Agency MBS, the Company generally intends to hold its investments in non-Agency MBS until maturity, but it may, from time to time sell any of these securities as part of the overall management of its business.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

In accordance with ASC Topic 820, the Company determines the fair value for the majority of its non-Agency MBS based upon prices obtained from a third-party pricing service and broker quotes.  The remainder of the non-Agency MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information. The Company's application of ASC Topic 820 guidance is discussed further in Note 9.

Mortgage-backed securities pending settlement.  Mortgage-backed securities pending settlement include MBS where the Company has contractually committed to purchasing MBS but the trade has not yet settled as of the balance sheet date. A corresponding liability for the cost of the settlement plus accrued interest is recorded as "payable for mortgage-backed securities pending settlement" in the accompanying consolidated financial statements.

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

Please see Note 3 for additional information related to the Company's evaluation for other-than-temporary impairments.

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

Stock-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan ("SIP"), the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights (“SARs”), dividend equivalent rights, performance shares, and restricted stock units.  Currently, the Company's stock options and restricted stock issued under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718. Outstanding SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value estimated at the grant date and remeasured at the end of each reporting period using the Black-Scholes option valuation model as required by ASC Topic 718.  Please see Note 10 for additional disclosures regarding the Company's SIP.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to materially impact the Company's financial condition or results of operations which are not effective as of the date of this Quarterly Report on Form 10-Q.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method for all periods presented. Because the Company's 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") is redeemable at the Company's option for cash only, and the Series A Preferred Stock can convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net income per common share for the three months ended March 31, 2013. Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC 260-10 and therefore are included in the computation of basic earnings per share ("EPS") using the two-class method.

The following table presents the calculation of the numerator and denominator for both basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2013		2012
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$19,603		$16,476
Preferred stock dividends	(1,222)		—
Net income to common shareholders	$18,381	54,300,020	$16,476	49,480,426
Effect of dilutive stock options	—	754	—	469
Diluted	$18,381	54,300,774	$16,476	49,480,895
Net income per common share:
Basic		$0.34		$0.33
Diluted (1)		$0.34		$0.33

(1)
For the three months ended March 31, 2012, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following table presents the components of the Company’s MBS designated as AFS as of March 31, 2013 and December 31, 2012 and includes MBS pending settlement:

	March 31, 2013
	Par	Net Premium (Discount)	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Weighted average coupon
Agency:
RMBS (including pending settlements)	$2,732,173	$158,205	$2,890,378	$4,643	$2,895,021	3.56%
CMBS	280,842	21,562	302,404	19,812	322,216	5.18%
CMBS IO (1)	—	576,161	576,161	25,228	601,389	1.02%
Total Agency AFS:	3,013,015	755,928	3,768,943	49,683	3,818,626

Non-Agency:
RMBS	10,053	(758)	9,295	285	9,580	4.20%
CMBS	472,650	(16,685)	455,965	40,310	496,275	5.40%
CMBS IO (1)	—	104,930	104,930	6,476	111,406	0.93%
Total non-Agency AFS:	482,703	87,487	570,190	47,071	617,261

Total AFS securities (including pending settlements)	$3,495,718	$843,415	$4,339,133	$96,754	$4,435,887

(1)	The combined notional balance for Agency CMBS IO and non-Agency CMBS IO is $10,873,160 and $2,385,979, respectively, as of March 31, 2013.

	December 31, 2012
	Par	Net Premium (Discount)	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Weighted average coupon
Agency:
RMBS	$2,425,826	$137,168	$2,562,994	$8,343	$2,571,337	3.67%
CMBS	280,602	21,907	302,509	21,564	324,073	5.19%
CMBS IO (1)	—	550,171	550,171	17,009	567,180	0.95%
Total Agency AFS:	2,706,428	709,246	3,415,674	46,916	3,462,590

Non-Agency:
RMBS	11,411	(781)	10,630	408	11,038	4.28%
CMBS	463,747	(17,313)	446,434	39,908	486,342	5.31%
CMBS IO (1)	—	108,928	108,928	5,014	113,942	0.86%
Total non-Agency AFS:	475,158	90,834	565,992	45,330	611,322

Total AFS securities	$3,181,586	$800,080	$3,981,666	$92,246	$4,073,912

(1)	The combined notional balance for the Agency CMBS IO and non-Agency CMBS IO is $10,059,495 and $2,393,614, respectively, as of December 31, 2012.

The Company has investments in additional Agency CMBS not included in the tables above that are designated as trading securities by the Company with fair values of $29,808 and $30,069 as of March 31, 2013 and December 31, 2012, respectively. Changes in the fair value of these Agency CMBS are recognized each reporting period within "fair value adjustments, net" in the Company's consolidated statements of income. As of March 31, 2013 and December 31, 2012, the amortized cost of these Agency CMBS designated as trading securities was $27,381 and $27,535, respectively. The Company recognized a net unrealized loss for the three months ended March 31, 2013 of $(107) compared to a net unrealized loss of $(136) for the three months ended March 31, 2012, respectively, related to changes in fair value. The Company also has derivatives designated as trading instruments, and the changes in their fair value are also included within "fair value adjustments, net". Please refer to Note 7 for additional information on these derivatives designated as trading instruments.

The following table presents certain information for those Agency MBS in an unrealized loss position as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,034,706	$(8,997)	87	$1,026,277	$(6,552)	83
Non-Agency MBS	4,480	(314)	2	13,877	(76)	3

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$251,664	$(6,415)	35	$271,719	$(5,797)	34
Non-Agency MBS	2,188	(161)	6	2,701	(198)	8

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of March 31, 2013 and December 31, 2012 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position as of March 31, 2013 and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of March 31, 2013.

NOTE 4 – SECURITIZED MORTGAGE LOANS, NET

The Company's securitized mortgage loans are pledged as collateral for its associated securitization financing bonds, which are discussed further in Note 8. Please also refer to Note 5 for disclosures related to impaired securitized mortgage loans and the related allowance for loan losses. The following table summarizes the components of securitized mortgage loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value (1)	$27,010	$38,730	$65,740	$30,576	$41,337	$71,913
Unamortized (discount) premium, net	(1,229)	574	(655)	(1,267)	616	(651)
Amortized cost	25,781	39,304	65,085	29,309	41,953	71,262
Allowance for loan losses	(145)	(115)	(260)	(150)	(289)	(439)
	$25,636	$39,189	$64,825	$29,159	$41,664	$70,823

(1)	Includes funds held by trustees.

The balance of the Company's securitized commercial mortgage loans has decreased since December 31, 2012 primarily due to principal payments, including amounts received on defeased loans, of $3,565.  The Company's securitized commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately half of these securitized commercial mortgage loans are secured by multifamily properties with the remainder being secured by industrial or mixed use properties. As of March 31, 2013 and December 31, 2012, the weighted average loan-to-value ratio based on original appraisal was 50% and 48%, respectively. There were no securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) and therefore on nonaccrual status on the Company's balance sheet as of March 31, 2013 or as of December 31, 2012.

The balance of the Company's securitized single-family mortgage loans have decreased since December 31, 2012 due to principal payments on the loans of $2,172. These single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  As of March 31, 2013 and December 31, 2012, the current loan-to-value ratio based on original appraisal was approximately 42% and 43%, respectively. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of March 31, 2013 is $4,171 compared to $3,380 as of December 31, 2012. The Company continues accruing interest on any seriously delinquent securitized single-family mortgage loan so long as the primary servicer continues to advance the interest and/or principal due on the loan.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

As discussed in Note 1, the Company estimates for currently existing and probable losses for its mortgage loans that are considered impaired. A loan can be considered impaired even if it is not delinquent. The following table summarizes the aggregate activity for the portion of the allowance for loan losses that relates to the securitized mortgage loan portfolio for the periods indicated:

	Three Months Ended
	March 31,
	2013		2012
	Commercial	Single-family	Commercial	Single-family
Allowance at beginning of period	$150	$289	$2,268	$231
Provision for loan losses	—	261	60	—
Credit losses, net of recoveries	(5)	(435)	(987)	—
Allowance at end of period	$145	$115	$1,341	$231

The following table summarizes information regarding the Company's impaired securitized commercial and single-family mortgage loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		March 31, 2012
	Commercial	Single-family	Commercial	Single-family
Unpaid principal balance of impaired securitized loans	$—	$4,171	$1,814	$3,029
Basis adjustments related to impaired securitized loans	—	62	—	59
Amortized cost basis of impaired securitized loans	$—	$4,233	$1,814	$3,088

For the securitized single-family mortgage loans identified as impaired as of March 31, 2013, the Company estimates that it has recognized approximately $61 of interest income for the three months ended March 31, 2013 compared to $40 for the three months ended March 31, 2012 for the securitized single-family mortgage loans identified as impaired as of March 31, 2012. Although the Company did not have any specific securitized commercial mortgage loans identified as impaired as of March 31, 2013, it is currently maintaining a general allowance for commercial mortgage loan losses of $145. The Company recognized $0 of interest income on impaired commercial securitized mortgage loans for the three months ended March 31, 2013compared to an estimate of $25 for the three months ended March 31, 2012 for the securitized commercial mortgage loans identified as impaired as of March 31, 2012.

NOTE 6 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of March 31, 2013 and December 31, 2012 by the fair value and type of securities pledged as collateral to the repurchase agreements:

	March 31, 2013
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,476,620	0.43%	$2,589,965
Agency CMBS	245,723	0.41%	286,951
Agency CMBS IOs	477,290	1.20%	599,086
Non-Agency RMBS	7,283	1.85%	8,289
Non-Agency CMBS	392,609	1.32%	475,709
Non-Agency CMBS IO	85,720	1.47%	111,406
Securitization financing bonds	23,566	1.61%	26,945
Deferred costs	(556)	n/a	n/a
	$3,708,255	0.65%	$4,098,351

	December 31, 2012
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,365,982	0.48%	$2,458,200
Agency CMBS	248,771	0.47%	291,445
Agency CMBS IOs	443,540	1.22%	565,494
Non-Agency RMBS	7,808	1.84%	9,634
Non-Agency CMBS	382,352	1.34%	465,306
Non-Agency CMBS IOs	88,221	1.46%	113,942
Securitization financing bonds	28,113	1.64%	31,483
Deferred costs	(659)	n/a	n/a
	$3,564,128	0.61%	$3,935,504

The combined weighted average original term to maturity for the Company’s repurchase agreements was 58 days as of March 31, 2013 and 57 days as of December 31, 2012.  The following table provides a summary of the original maturities as of March 31, 2013 and December 31, 2012:

Original Maturity	March 31, 2013	December 31, 2012
30 days or less	$1,030,894	$622,957
31 to 60 days	1,333,963	1,263,105
61 to 90 days	969,050	298,660
Greater than 90 days	374,904	1,380,065
	$3,708,811	$3,564,787

As of March 31, 2013, the Company had approximately 17% of its shareholders' equity at risk with Wells Fargo Bank National Association together with its affiliate Wells Fargo Securities, LLC. The borrowings outstanding with that counterparty and its affiliates as of March 31, 2013 were $365,061 with a weighted average borrowing rate of 1.34%. Of the amount outstanding with this counterparty and its affiliate, $200,000 is under a two-year repurchase facility with Wells Fargo Bank National Association, which is the facility's aggregate maximum borrowing capacity and which is set to mature on August 6, 2014, subject to certain early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by Agency CMBS IO, and its weighted average borrowing rate as of March 31, 2013 was 1.47%. Shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

As of March 31, 2013, the Company had repurchase agreement amounts outstanding with 20 of its 29 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders.  To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of March 31, 2013.

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

		March 31, 2013			December 31, 2012
Accounting Designation:	Balance Sheet Location:	Fair Value	Aggregate Notional Amount	Weighted-average Fixed Rate Swapped	Fair Value	Aggregate Notional Amount	Weighted-average Fixed Rate Swapped
Hedging instruments		$(35,314)	$1,410,000	1.51%	$(39,813)	$1,435,000	1.50%
Trading instruments		(2,373)	27,000	2.88%	(2,724)	27,000	2.88%
	Derivative liabilities	$(37,687)			$(42,537)

Included in the balance as of March 31, 2013 is one forward-starting interest rate swap with a notional balance of $25,000 and a weighted average pay-fixed rate of 1.70% which will not be effective until the second quarter of 2013.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of March 31, 2013:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$—	$300,000	$300,000	5	1.29%
13-36 months	—	490,000	490,000	11	1.76%
37-60 months	27,000	220,000	247,000	10	1.29%
Over 60 months	—	400,000	400,000	14	1.60%
	$27,000	$1,410,000	$1,437,000	40	1.54%

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

The table below presents the effect of the derivatives designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the periods indicated:

Type of Derivative Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Amount Reclassified from OCI into Net Income (Effective Portion)	Amount Reclassified from OCI into Net Income (Effective Portion)	Location of Amount Recognized in Net Income (Ineffective Portion)	Amount of Loss Recognized in Net Income (Ineffective Portion)
For the three months ended March 31, 2013:
Interest rate swaps	$437	Interest expense	$4,103	Other income, net	$(41)
For the three months ended March 31, 2012:
Interest rate swaps	$(3,087)	Interest expense	$3,266	Other income, net	$(62)

As of March 31, 2013, the Company estimates that $17,955 will be reclassified from AOCI into earnings as an increase to interest expense within the next 12 months.

The Company’s objective for designating certain interest rate swaps as trading instruments is to offset the changes in market value for a portion of its Agency CMBS investments that are also designated as trading. The table below presents the amount of loss recognized in net income for the changes in fair value of the derivatives designated as trading instruments for the periods indicated:

Type of Derivative Designated as Trading	Location On Income Statement	Three Months Ended
		March 31, 2013	March 31, 2012
Interest rate swaps	Fair value adjustments, net	$(17)	$(74)

These interest rate swap agreements contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default of its derivative obligations. Additionally, the agreements outstanding with its derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of March 31, 2013, the Company had derivatives in a net liability position with its derivative counterparties for which it had pledged Agency MBS with a fair value of $40,568 and cash of $38 as collateral.  If the Company had breached any of these agreements as of March 31, 2013, it could have been required to settle those derivatives at their estimated termination value of $38,560, which includes accrued interest but excludes any adjustment for nonperformance risk. As of March 31, 2013, the Company was in compliance with all covenants.

NOTE 8 – NON-RECOURSE COLLATERIZED FINANCING

As of March 31, 2013, the Company's non-recourse collateralized financing consists of collateral-based financing issued by special purpose securitization trusts. The following table summarizes information about the Company’s non-recourse collateralized financing for the periods indicated:

	March 31, 2013
	Interest Rate	Weighted Average Life Remaining (in years) (1)	Balance Outstanding	Value of Collateral
Secured by non-Agency CMBS	6.2% fixed	1.9	$14,396	$15,485
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	2.8	14,554	15,249
Unamortized net bond premium and deferred costs			(477)	n/a
			$28,473	$30,734

	December 31, 2012
	Interest Rate	Weighted Average Life Remaining (in years) (1)	Balance Outstanding	Value of Collateral
Secured by non-Agency CMBS	6.2% fixed	1.4	$15,000	$15,825
Secured by single-family mortgage loans	1-month LIBOR plus 0.30%	3.1	15,974	17,309
Unamortized net bond premium and deferred costs			(470)	n/a
			$30,504	$33,134
(1)    Weighted average life remaining is based on the current projected future cash flows as of the date indicated.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing as asset or liability and also requires an entity to consider all aspects of nonperformance risk, including the entity's own credit standing, when measuring fair value of a liability. ASC Topic 820 established a valuation hierarchy of three levels as follows:

•
Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. None of the Company's assets and liabilities that are measured at fair value are included in this category.

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

The following table presents the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the hierarchy level of the fair value estimate:

	March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS (including pending settlements)	$3,848,434	$—	$3,848,434	$—
Non-Agency MBS	617,261	—	496,292	120,969
Other investments	25	—	—	25
Total assets carried at fair value	$4,465,720	$—	$4,344,726	$120,994
Liabilities:
Derivative liabilities	$37,687	$—	$37,687	$—
Total liabilities carried at fair value	$37,687	$—	$37,687	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$3,492,659	$—	$3,492,659	$—
Non-Agency MBS	611,322	—	506,102	105,220
Other investments	25	—	—	25
Total assets carried at fair value	$4,104,006	$—	$3,998,761	$105,245
Liabilities:
Derivative liabilities	$42,537	$—	$42,537	$—
Total liabilities carried at fair value	$42,537	$—	$42,537	$—

The Company’s Agency MBS, as well a majority of its non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market.  Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements.

The Company’s remaining non-Agency MBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value of those securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes.  Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information.  Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement. Generally Level 3 assets are most sensitive to the default rate and severity assumptions.

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of March 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Prepayment Speed		Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY		2.5%	35.0%	5.1%
Non-Agency RMBS	9	CPR	0.9%	18.5%	6.7%

(1)	Data presented are weighted averages.

The following table presents the activity of the instruments fair valued at Level 3 during the three months ended March 31, 2013:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of beginning of the period	$100,102	$5,118	$25	$105,245
Purchases	19,516	—	—	19,516
Unrealized (loss) gain included in OCI	(444)	(34)	—	(478)
Principal payments	(2,059)	(1,345)	—	(3,404)
Amortization	104	11	—	115
Balance as of end of period	$117,219	$3,750	$25	$120,994

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS (including pending settlements)	$3,848,434	$3,848,434	$3,492,659	$3,492,659
Non-Agency MBS	617,261	617,261	611,322	611,322
Securitized mortgage loans, net	64,825	54,757	70,823	61,916
Other investments	822	775	858	810
Liabilities:
Repurchase agreements	$3,708,255	$3,708,811	$3,564,128	$3,564,787
Non-recourse collateralized financing	28,473	28,810	30,504	30,756
Derivative liabilities	37,687	37,687	42,537	42,537

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of March 31, 2013 or December 31, 2012.

NOTE 10 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company declared dividends of $0.53125 for the period January 16, 2013 through April 15, 2013 on its 8.50% Series A Cumulative Redeemable Preferred Stock.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Balance as of beginning of period	54,268,915	40,382,530
Common stock issued under DRIP	298,304	3,932
Common stock issued under ATM program	180,986	402,494
Common stock issued via secondary offering	—	13,332,748
Common stock issued or redeemed under stock and incentive plans	139,600	216,663
Common stock forfeited for tax withholding on share-based compensation	(52,385)	—
Balance as of end of period	54,835,420	54,338,367

The Company has approximately 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of March 31, 2013. The Company received proceeds of $1,956, net of $30 in broker sales commissions, for the common shares issued under this program during the three months ended March 31, 2013.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. A total of 3,000,000 shares have been reserved for issuance under the DRIP, and there are 2,688,216 shares remaining for issuance as of March 31, 2013. The Company declared a first quarter common stock dividend of $0.29 per share payable on April 30, 2013 to shareholders of record as of April 1, 2013. There was no discount for shares purchased through the DRIP during the first quarter of 2013.

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, SARs, dividend equivalent rights, performance shares, incentive awards, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 1,665,676 shares remain available for issuance as of March 31, 2013. Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2013 was $489 compared to $453 for the three months ended March 31, 2012.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Restricted stock outstanding as of beginning of period	448,283	365,506
Restricted stock granted	139,600	200,821
Restricted stock vested	(153,720)	(109,293)
Restricted stock outstanding as of end of period	434,163	457,034

 The restricted stock granted during the three months ended March 31, 2013 and March 31, 2012 had fair values of $1,491 and $1,891, respectively at their grant dates. As of March 31, 2013, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $4,018, of which $1,634 is expected to be amortized in the remaining nine months of 2013, $1,313 in 2014, $890 in 2015, and $181 in 2016.

As of March 31, 2013, the Company also has SARs and stock options outstanding, all of which were granted pursuant to the Company's 2004 Stock Incentive Plan. No new awards may be granted under this plan. As of March 31, 2013, all of the Company's outstanding SARs are vested and exercisable at any time prior to their expiration date of December 31, 2013. As of March 31, 2013 and December 31, 2012, the fair value of the Company’s outstanding SARs of $90 and $66, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods. The following table presents a rollforward of the SARs activity for the periods indicated:

	Three Months Ended
	March 31,
	2013		2012
	Quantity	Weighted-Average Price	Quantity	Weighted-Average Price
SARs outstanding as of beginning of period	27,500	$7.06	59,375	$6.87
SARs exercised	(2,500)	7.06	—	—
SARs outstanding as of end of period	25,000	$7.06	59,375	$6.87

The Company has 15,000 unexercised stock options outstanding as of March 31, 2013 that will expire if not exercised by May 16, 2013. These options are exercisable at an exercise price of $9.81. The compensation cost related to all stock options has been expensed in prior periods.

Additional Paid-In Capital

The following table presents a rollforward of the Company's changes in additional paid-in capital for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Balance as of beginning of period	$759,214	$634,683
Common stock issuances:
DRIP issuances	3,224	37
ATM issuances	1,954	3,674
Secondary offering	—	119,859
Adjustments related to tax withholding for share-based compensation	(545)	—
Amortization of restricted stock, net of additional grants	455	369
Capitalized expenses	(30)	(119)
Balance as of end of period	$764,272	$758,503

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of March 31, 2013 and December 31, 2012 is comprised of the following items:

	March 31, 2013	December 31, 2012
Available for sale investments:
Unrealized gains	$112,641	$104,870
Unrealized losses	(15,888)	(12,623)
	96,753	92,247
Hedging instruments:
Unrealized losses	(35,196)	(39,736)
Accumulated other comprehensive income	$61,557	$52,511

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $250. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2,100. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiff's appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160,000 “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25,600 damage award against DCI. The Fifth Circuit's decision appears to permit Plaintiffs to recover the costs of their appeal from both the Company and DCI. The Company and DCI have filed a motion for rehearing with the Fifth Circuit on the issue of the costs. As part of the motion for rehearing, DCI also challenged the $25,600 damage award and the decision regarding attorneys' fees. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that qualify as a "recognized" subsequent event as defined by ASC Topic 855.

Management has determined that the following significant event(s), which occurred subsequent to March 31, 2013 and before the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public, qualify as "nonrecognized" subsequent events as defined by ASC Topic 855:

On April 19, 2013, the Company closed an offering of 2,250,000 shares of 7.625% Series B Cumulative Redeemable Preferred Stock, par value of $0.01 per share and liquidation preference $25.00 per share, which includes 250,000 shares issued pursuant to an option to purchase additional shares that was exercised by the underwriters. The Company received net proceeds before expenses of $54,478, including the additional proceeds from the underwriters' overallotment option which was fully exercised. The Company anticipates using the proceeds to acquire additional investments consistent with its investment strategy and for general corporate purposes, which may include, among other things, repayment of maturing obligations, capital expenditures and working capital.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

EXECUTIVE OVERVIEW

Company Overview

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which invests in mortgage assets on a leveraged basis. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DX" and our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") is traded on the NYSE under the symbol "DXPRA". Subsequent to the date of this Form 10-Q, we issued shares of 7.625% Series B Cumulative Redeemable Preferred Stock "the Series B Preferred Stock") which is traded on the NYSE under the symbol "DXPRB". Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation.  We seek to provide returns to our shareholders through regular quarterly dividends and through capital appreciation.

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

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We invest our capital pursuant to our operating policies as approved by our Board of Directors which include an investment management policy and investment risk policy. Our diversified investment strategy permits investment in Agency MBS and investment grade non-Agency MBS, and since 2008 our investments have been in higher credit quality, shorter duration investments.  We also believe that our shorter duration strategy will provide less volatility in our results and in our book value per common share than strategies which invest in longer duration assets that may be more exposed to interest rate risk. Investments considered to be of higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less or limited exposure to changes in interest rates. The target asset allocation for the Company is 60% in Agency MBS and 40% in non-Agency MBS though our actual asset allocation will depend on a variety of factors including, but not limited to, the risk-adjusted returns of these investments, their perceived liquidity and their availability.

RMBS. The Company's RMBS investments currently consist predominantly of Agency RMBS though the Company has owned substantial amounts of non-Agency RMBS in the past. Agency RMBS include hybrid Agency adjustable-rate mortgage loans ("ARMs") and Agency ARMs.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable-rate mortgage loans which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable-rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period. The Company may also invest in fixed-rate Agency RMBS from time to time. Additionally, the Company invests in non-Agency RMBS, the majority of which are rated as investment grade. These investments generally resemble similar types of Agency ARMs, but lack a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity.

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

Investing in mortgage-related securities on a leveraged basis subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk, which are discussed in "Liquidity and Capital Resources" within this Item 2 as well as in Item 1A, "Risk Factors" of Part I, and in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. Please see these Items for detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Highlights of the First Quarter of 2013

During the first quarter of 2013, we reported net income of $18.4 million, or $0.34 per common share versus $18.3 million, or $0.34 per common share for the fourth quarter of 2012, and our return on average common equity remained consistent with fourth quarter of 2012 at 13.0%. Our net interest income increased to $22.5 million for the first quarter of 2013 compared to $21.1 million for the fourth quarter of 2012 due to lower amortization premium expense on Agency RMBS and prepayment penalties received on our Agency CMBS IO.

Although our net interest income increased, our net interest spread declined to 1.89% for the first quarter of 2013 from 1.93% for the fourth quarter of 2012. This decline in net interest spread is due to our higher cost of funds in the first quarter of

2013. Our higher cost of funds is related to the increase in interest rate swap expense from the $250 million in forward starting interest rate swaps that were entered into during 2012 and which became effective during the first quarter of 2013.

The following table summarizes the average annualized yield by type of MBS investment for the first quarter of 2013 and for each of the preceding four quarters:

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Average annualized yields:
RMBS	2.05%	2.09%	2.17%	2.36%	2.73%
CMBS	4.73%	4.81%	4.88%	4.87%	4.99%
CMBS IO	4.61%	4.67%	5.08%	5.56%	5.99%
All other investments	5.36%	5.08%	5.31%	4.97%	4.13%
Costs of financing	(1.15)%	(1.11)%	(1.11)%	(1.11)%	(1.17)%
Net interest spread	1.89%	1.93%	2.00%	2.18%	2.41%

The average balance of our investment portfolio was $4,098.7 million during the first quarter of 2013, a slight decline versus $4,117.5 million for the fourth quarter of 2012. Our average balance declined because the majority of our investment purchases for the first quarter of 2013 were made late in the quarter, and securities pending settlement of $197.8 million as of March 31, 2013 are not included in the average balance for the three months ended March 31, 2013.

Although we have targeted an investment allocation of 60% Agency MBS and 40% non-Agency MBS and loans, our Agency MBS allocation in recent quarters has increased outside of this range due to attractive investment opportunities in Agency CMBS IO. The following table provides our asset allocation as of March 31, 2013 and as of the end of each of the four preceding quarters:

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Agency MBS	84.9%	83.6%	84.6%	82.1%	81.1%
Non-Agency MBS	13.6%	14.6%	13.6%	15.4%	14.2%
Other investments	1.4%	1.8%	1.8%	2.5%	4.7%

Over the last twelve months, the Company has increased its investment in CMBS and CMBS IO. We believe that CMBS and CMBS IO provide attractive total return opportunities, particularly relative to Agency RMBS. In recent months, however, we have started to see the supply of these securities diminish due to increasing demand, and so we have been deploying our existing capital, as well as the proceeds of our Series B Preferred Stock issued in April 2013, primarily in Agency RMBS. We continue to view CMBS and CMBS IO as attractive despite the diminishing availability of supply and the resulting decline in the yield on these securities.

We earned a return on average common equity of 13.0%, consistent with the fourth quarter of 2012. Our shareholders' equity increased to $633.3 million as of March 31, 2013, or $10.50 per common share, from $616.7 million, or $10.30 per common share as of December 31, 2012. The increase in shareholders' equity since December 31, 2012 resulted from a net increase in accumulated other comprehensive income of $9.0 million and our net income in excess of dividends declared. The increase in accumulated other comprehensive income was due primarily to an increase in the unrealized gains on our CMBS IO resulting from tightening spreads during the first quarter of 2013 and a decline in the liability for our hedging swaps related to an increase in rates during the first quarter of 2013.

Trends and Recent Market Impacts

There are certain conditions and prospective trends in the marketplace that have impacted our current financial condition and results of operations and which may continue to impact us in the future. For additional information, please refer to "Trends and Recent Market Impacts" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within our Annual Report on Form 10-K for the year ended December 31, 2012. The following provides a discussion of those conditions and trends discussed in that Annual Report on Form 10-K which have had significant developments during the first quarter of 2013, or are new conditions and trends that are important to our financial condition and results of operations.

The Federal Open Market Committee ("FOMC") continues its purchase of U.S. Treasury and agency mortgage-backed mortgage securities, and in its press release on May 1, 2013, indicated for the first time that it will increase or decrease its purchases to maintain appropriate policy accommodation as the outlook for the labor market or inflation changes. Market participants generally view that the FOMC is indicating that it may increase its purchases given the recent weakness in economic data. While the FOMC is not purchasing assets that we are currently buying and thus is not a direct competitor, its participation in the markets reduces the overall availability of all assets and keeps interest rates low. The FOMC's actions therefore will continue to pressure reinvestment rates and prepayment rates on our Agency RMBS.

The Commodity Futures Trading Commission ("CFTC") has determined that mortgage REITs are commodity pool operators ("CPOs") since mortgage REITs typically use derivative instruments such as interest rate swaps to hedge their exposure to fluctuations in interest rates. Even though the CFTC has exempted mortgage REITs from registration as a CPO provided that they meet certain conditions, mortgage REITs are required to register and clear all interest rate swaps entered into after June 10, 2013 on an approved exchange. We are in the process of registering to clear interest rate swaps entered into after that date with an approved futures clearing merchant. Preliminarily, we expect the cost of using interest rate swaps to significantly increase as a result of this requirement. As such, we may begin using other instruments after June 10, 2013 to hedge our interest rate exposure. The use of these new instruments could be less effective for hedging interest rate risk than interest rate swaps and result in additional operational complexity.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions and considered most critical to our results of operations or financial position relate to amortization of investment premiums, other-than-temporary impairments, and fair value measurements.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.  There have been no significant changes in our critical accounting policies during the three months ended March 31, 2013.

FINANCIAL CONDITION

The following discussion addresses items from our unaudited consolidated balance sheet that had significant activity during the past three months and should be read in conjunction with "Notes to the Unaudited Consolidated Financial Statements" contained within Item 1 of this Quarterly Report on Form 10-Q.

Agency MBS

 Activity related to our Agency MBS for the three months ended March 31, 2013 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance as of January 1, 2013	$2,571,337	$354,142	$567,180	$3,492,659
Purchases	547,526	4,021	62,955	614,502
Principal payments	(211,997)	(1,348)	—	(213,345)
Sales	—	(1,960)	(18,233)	(20,193)
Change in net unrealized gain	(3,701)	(1,860)	8,219	2,658
Net amortization	(8,144)	(971)	(18,732)	(27,847)
Ending balance as of March 31, 2013	$2,895,021	$352,024	$601,389	$3,848,434

As of March 31, 2013, 66% of our Agency portfolio was comprised of Fannie Mae investments with the balance being comprised of 28% Freddie Mac investments and 6% Ginnie Mae investments compared to 65% Fannie Mae investments and 29% Freddie Mac investments with the remaining 6% in Ginnie Mae investments as of December 31, 2012. As of March 31, 2013, 75% of our Agency MBS investments are variable-rate MBS with the remainder fixed-rate MBS compared to 73% variable-rate Agency MBS as of December 31, 2012.

The following table presents the weighted average coupon (“WAC”) by weighted average months-to-reset (“MTR”) for the variable-rate portion of our Agency RMBS portfolio based on par value as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(amounts in thousands)	Par Value	WAC	Par Value	WAC
0-12 MTR	$488,356	3.53%	$523,711	3.94%
13-24 MTR	224,005	3.98%	105,372	4.41%
25-36 MTR	286,418	3.70%	194,814	3.82%
37-60 MTR	512,505	3.96%	471,159	4.02%
61-84 MTR	549,347	3.24%	620,099	3.28%
Over 84 MTR	651,893	3.36%	490,759	3.40%
	$2,712,524	3.57%	$2,405,914	3.69%

As of March 31, 2013, approximately 96% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR plus a weighted average rate of 1.80%, which is relatively unchanged from the characteristics of that portion of our portfolio as of December 31, 2012. Because we typically finance these investments using 30-day repurchase agreement financing for which we pay interest expense based on one-month LIBOR plus a spread, our net interest income is sensitive to changes in the interest rate environment. This sensitivity is discussed further in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q.

During the first quarter of 2013, we received principal payments (both scheduled and unscheduled) on our Agency RMBS of $212.0 million. In general, the constant prepayment rate, or CPR, on our Agency RMBS has increased over the last year given the low interest rate environment and policies of the U.S. government to encourage refinancing of higher coupon loans. While CPRs have increased over the last year, they remain below our modeled expectations. Below is a table of the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Agency RMBS	24.8%	24.3%	23.4%	20.8%	21.4%

Non-Agency MBS

Activity related to our non-Agency MBS for the three months ended March 31, 2013 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance as of January 1, 2013	$11,038	$486,342	$113,942	$611,322
Purchases	—	21,479	—	21,479
Principal payments	(1,358)	(2,613)	—	(3,971)
Sales	—	(9,573)	—	(9,573)
Change in net unrealized gain	(123)	402	1,462	1,741
Net accretion (amortization)	23	238	(3,998)	(3,737)
Ending balance as of March 31, 2013	$9,580	$496,275	$111,406	$617,261

The weighted average months to maturity for all of our non-Agency CMBS (including IO securities) as of March 31, 2013 was 79 months with 70% having origination dates of 2009 or later, 11% between 2000 and 2005, and the remainder prior to 2000.

Our non-Agency CMBS investments consist principally of securities rated 'A' or higher and are primarily Freddie Mac Multifamily K Certificates on pools of recently originated multifamily mortgage loans. These certificates are not guaranteed by Freddie Mac, and, therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the fair value, net unrealized gain and related borrowings as of March 31, 2013 for our non-Agency CMBS and CMBS IO investments by credit rating:

	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Net Unrealized Gain	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$153,348	$8,811	$117,564	$111,406	$6,476	$85,720
AA	60,429	5,456	48,875	—	—	—
A	239,413	25,868	194,901	—	—	—
Below A/Not Rated	43,085	175	31,269	—	—	—
	$496,275	$40,310	$392,609	$111,406	$6,476	$85,720

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of March 31, 2013:

(amounts in thousands)	Market Value of Collateral	Percentage
Florida	$72,929	13.4%
California	69,771	12.8%
Texas	67,954	12.5%
New York	36,131	6.6%
North Carolina	27,441	5.0%
Remaining states (not exceeding 4.7% individually)	270,798	49.7%
	$545,024	100.0%

Repurchase Agreements

Repurchase agreements increased a net $144.1 million from December 31, 2012 to March 31, 2013 due to additional borrowings to finance our purchases of investments during the three months ended March 31, 2013. Please refer to Note 6 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Supplemental Information

The tables below present the allocation of our shareholders' equity to our assets and liabilities. The allocation of shareholders' equity is determined by subtracting the associated financing for each asset from that asset's carrying basis:

	As of March 31, 2013
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,848,434	$3,397,273	$451,161	71.2%
Non-Agency MBS	617,261	499,642	117,619	18.6%
Securitized mortgage loans	64,825	37,864	26,961	4.3%
Other investments	822	—	822	0.1%
Derivative assets (liabilities)	—	37,687	(37,687)	(6.0)%
Cash and cash equivalents	44,129	—	44,129	7.0%
Other assets/other liabilities	52,642	22,349	30,293	4.8%
	$4,628,113	$3,994,815	$633,298	100.0%

	As of December 31, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,492,659	$3,057,634	$435,025	70.5%
Non-Agency MBS	611,322	493,188	118,134	19.2%
Securitized mortgage loans	70,823	43,810	27,013	4.4%
Other investments	858	—	858	0.1%
Derivative assets (liabilities)	—	42,537	(42,537)	(6.9)%
Cash and cash equivalents	55,809	—	55,809	9.1%
Other assets/other liabilities	48,758	26,350	22,408	3.6%
	$4,280,229	$3,663,519	$616,710	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades as of the date indicated, and non-recourse collateralized financing.  Associated financing for derivative instruments represents the fair value of the interest rate swap agreements in a liability position.

The tables below present the allocation of our invested capital by type of investment:

	As of March 31, 2013
(amounts in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,944,582	$2,710,712	$233,870	39.2%
CMBS and loans	873,965	661,613	212,352	35.6%
CMBS IO	712,795	562,454	150,341	25.2%
	$4,531,342	$3,934,779	$596,563	100.0%

	As of December 31, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,624,897	$2,405,131	$219,766	37.8%
CMBS and loans	869,643	658,399	211,244	36.4%
CMBS IO	681,122	531,102	150,020	25.8%
	$4,175,662	$3,594,632	$581,030	100.0%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

During the first quarter of 2013, net interest income was positively impacted by $1.2 million in prepayment penalties received on CMBS IO, by lower Agency RMBS premium amortization expense resulting from lower than expected prepayments, and by a reduction in forecasted prepayments on certain high premium segments of our portfolio. We also recorded gains in the quarter ended March 31, 2013 as we repositioned our portfolio by selling securities that had unacceptable risk-reward profiles or had met our investment objectives. The low interest rate, low volatility environment continues to benefit our earnings by keeping our funding costs low and our book value per common share through higher fair values on our investments. Continued lower rates however will pressure profitability over time as reinvestment rates are generally lower than existing investment yields.

Net Interest Income - Agency MBS

The following table provides a summary of the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	March 31,
	2013			2012
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$13,417	$2,564,732	2.04%	$12,540	$1,734,254	2.70%
Financing	(4,192)	(2,394,199)	(0.70)%	(2,849)	(1,547,538)	(0.73)%
Net interest income/spread	$9,225		1.34%	$9,691		1.97%

Agency CMBS	$3,033	$331,780	3.60%	$2,737	$298,258	3.63%
Financing	(1,653)	(292,479)	(2.26)%	(1,195)	(244,929)	(1.93)%
Net interest income/spread	$1,380		1.34%	$1,542		1.70%

Agency CMBS IO	$7,718	$560,329	4.59%	$1,649	$147,275	4.89%
Financing	(1,460)	(441,646)	(1.32)%	(376)	(118,956)	(1.25)%
Net interest income/spread	$6,258		3.27%	$1,273		3.64%

Total Agency MBS	$24,168	$3,456,841	2.60%	$16,926	$2,179,787	2.98%
Total financing	(7,305)	(3,128,324)	(0.93)%	(4,420)	(1,911,423)	(0.91)%
Total net interest income/spread: Agency MBS	$16,863		1.67%	$12,506		2.07%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses as well as securities pending settlement.

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

The increase in our interest income from Agency MBS for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is due to the growth of our Agency MBS portfolio from our purchases of $2,120.4 million of Agency MBS during the last twelve months. Our net interest spread, however, declined due to lower yields on the Agency RMBS purchased during the last twelve months compared to the yields on our Agency MBS during the three months ended March 31, 2012 as well as resets in the coupon rates over the last twelve months on our Agency ARMs. These lower yields reflect lower market rates and lower weighted average coupons particularly on our Agency RMBS. Our Agency CMBS IO investments positively impacted our Agency MBS effective yield by 0.38% for the three months ended March 31, 2013 even though yields on Agency CMBS IO declined relative to the same period in 2012. Purchases of higher-priced Agency CMBS IOs since March 31, 2012 also increased our net premium amortization as a percentage of the average amortized cost of our Agency MBS by 0.31% to 0.81% for the three months ended March 31, 2013.

Our repurchase agreement financing costs for Agency MBS has increased $2.4 million to $4.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase is due to our increased use of repurchase agreement financing to fund our Agency MBS purchases over the past twelve months. In addition, the average rate on the repurchase agreements has increased to 0.55% for the three months ended March 31, 2013 compared to 0.39% for the three months ended March 31, 2012. This higher cost of financing is due to CMBS IO investments added to our portfolio since March 31, 2012 as well as the overall higher market rates on repurchase agreements in 2013 versus 2012. Repurchase agreement rates are higher in general as lenders began passing through increased regulatory compliance costs and also due to competition for financing.

Our financing costs for Agency MBS shown in the table above include interest expense of $3.0 million and $2.5 million for the three months ended March 31, 2013 and three months ended March 31, 2012, respectively, from our interest rate swap agreements designated as cash flow hedges. The net notional balance of interest rate swap agreements as of March 31, 2013 has increased 29% compared to the three months ended March 31, 2012. The combined weighted average fixed rate we pay has decreased slightly from 1.62% as of March 31, 2012 to 1.51% for interest rate swaps as of March 31, 2013.

Net Interest Income – Non-Agency MBS

The following table provides a summary of the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	March 31,
	2013			2012
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$140	$10,024	5.61%	$228	$15,670	5.69%
Financing	(34)	(7,376)	(1.84)%	(53)	(12,256)	(1.85)%
Net interest income/spread	$106		3.77%	$175		3.84%

Non-Agency CMBS	$6,466	$455,334	5.55%	$6,103	$352,351	6.14%
Financing	(2,629)	(379,394)	(2.82)%	(2,165)	(305,184)	(2.73)%
Net interest income/spread	$3,837		2.73%	$3,938		3.41%

Non-Agency CMBS IO	$1,265	$106,954	4.68%	$1,206	$53,960	8.99%
Financing	(347)	(86,407)	(1.61)%	(174)	(49,150)	(1.40)%
Net interest income/spread	$918		3.07%	$1,032		7.59%

Total non-Agency MBS	$7,871	$572,312	5.39%	$7,537	$421,981	6.49%
Total financing	(3,010)	(473,177)	(2.58)%	(2,392)	(366,590)	(2.52)%
Total net interest income/spread: non-Agency MBS	$4,861		2.81%	$5,145		3.97%

(1)	Expense amounts and financing rates include allocated interest rate expense on interest rate swaps designated as hedges.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses as well as securities pending settlement.

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

Our interest income from non-Agency MBS increased $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to a higher average balance as a result of purchases of $224.7 million of these investments subsequent to March 31, 2012. Our effective yield earned on our non-Agency MBS portfolio, however, has decreased 1.10% compared to the three months ended March 31, 2012. As with Agency MBS, this is primarily the result of purchasing non-Agency MBS at higher premiums and with lower weighted average coupons over the last twelve months.

The majority of our interest expense on non-Agency MBS is from the repurchase agreements used to finance these purchases. Our interest expense from repurchase agreements collateralized by non-Agency MBS increased to $1.7 million for the three months ended March 31, 2013 compared to $1.2 million for the three months ended March 31, 2012. This increase is driven primarily by the increased volume of repurchase agreement borrowings used to finance our non-Agency purchases. The average financing rate for our repurchase agreements collateralized by non-Agency MBS was 1.46%, a slight increase from the average rate of 1.44% for the three months ended March 31, 2012.

Interest expense shown in the table above for non-Agency CMBS of $3.0 million and $2.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively, includes $1.1 million and $0.7 million, respectively, of interest expense for interest rate swaps related to repurchase agreement financing for non-Agency CMBS. Interest rate swap expense increased total financing costs for non-Agency MBS by 0.99% for the three months ended March 31, 2013 compared to 0.86% for the three months ended March 31, 2012.

Gain on Sale of Investments, Net

The following table summarizes information related to our gain on sale of investments, net for the periods indicated.

	Three Months Ended
	2013		2012
(amounts in thousands)	Amortized cost basis sold	Gain (loss) on sale, net	Amortized cost basis sold	Gain on sale, net
Type of Investment
Agency CMBS	$1,960	$(8)	$—	$—
Agency CMBS IO	18,233	353	—	—
Non-Agency CMBS	9,573	1,046	—	—
Freddie Mac Senior Unsecured Reference Notes	—	—	49,218	351
	$29,766	$1,391	$49,218	$351

Fair Value Adjustments, Net

For the three months ended March 31, 2013, our fair value adjustments, net of consisted primarily of unrealized gains related to changes in fair value of our Agency CMBS designated as trading securities, a result comparable to that of the same period ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 increased approximately $0.7 million compared to the three months ended March 31, 2012. The majority of this increase is due to increased incentive compensation expenses. General and administrative expenses as a percentage of shareholder's equity decreased to 2.4% for the three months ended March 31, 2013 compared to 2.8% for the three months ended March 31, 2012.

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

Our available liquid assets as of March 31, 2013 were $178.2 million compared to $186.0 million as of December 31, 2012. As of March 31, 2013, our liquid assets consist of unrestricted cash and cash equivalents of $44.1 million and $134.1 million in unencumbered Agency MBS. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (which is discussed below). We monitor our current and forecasted available liquidity on a daily basis. Our liquid assets may fluctuate from period to period based on our investment activities and whether we have recently raised, but not yet deployed, equity capital. From a trend standpoint, we have modestly increased our leverage over the last several quarters which will reduce our available liquid assets. However, we will maintain sufficient liquidity based on the sensitivity analysis and debt-to-equity requirements discussed below, to support our operations and meet our anticipated liquidity needs.

We perform sensitivity analysis on our liquidity based on changes in the value of our investments due to changes in interest rates, market credit spreads, lender haircuts and prepayment speeds. We also closely manage our debt-to-invested equity ratio (which is equal to the ratio of debt versus equity financing of any investment) as part of our liquidity management process.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of three (3) to ten (10) times our invested equity capital.  Our current operating policies also limit our overall debt-to-invested equity ratio to no more than seven (7) times our shareholders' equity for the entire company and provide different limits by investment type. Our maximum target leverage is up to ten (10) times our invested capital for Agency RMBS, eight (8) times for Agency CMBS and five (5) times for Agency CMBS IO. With respect to non-Agency MBS, our maximum target leverage is up to five (5) times our invested capital in non-Agency CMBS and RMBS, and up to four (4) times our invested capital in non-Agency CMBS IO. The maximum targets represent fixed limits for leveraging our investment capital. Based on our investment portfolio as of March 31, 2013, our overall current leverage target is approximately six (6) times our invested capital and we were slightly above that target as we had pre-invested a portion of the proceeds from our Series B Preferred Stock offering which closed in April 2013. The leverage target may change in the future as the portfolio mix changes. We may also increase our leverage target by holding less capital against certain investments in our portfolio in the future (therefore effectively increasing the leverage on those investments). In addition, because non-Agency MBS are less liquid and their fair values are more volatile than Agency MBS, we are more conservative in leveraging non-Agency MBS as evidenced by a lower targeted debt-to-equity ratio.

In general, we have had ample sources of liquidity to fund our activities and operations. Liquidity in the repurchase agreement market has steadily improved since the financial crisis in 2008 and 2009. However, credit markets remain susceptible to exogenous shocks. Further, regulatory reform could impact the availability of credit.  In times of severe market stress, repurchase agreement availability could rapidly be reduced and the terms on which we can borrow could be materially altered. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

The following table presents certain quantitative information regarding our short-term borrowings (excluding interest rate swap expense) under repurchase agreements for the periods indicated:

	Three Months Ended
	March 31,
(amounts in thousands)	2013	2012
Average balance outstanding	$3,612,319	$2,348,048
Weighted average borrowing rate (excludes interest rate swap expense)	0.68%	0.57%
Maximum balance outstanding	$3,752,000	$2,686,232

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of March 31, 2013, we had 29 repurchase agreement counterparties and $3.7 billion in repurchase agreement borrowings outstanding with 20 of those counterparties at a weighted average borrowing rate of 0.65%.  As of December 31, 2012, we had $3.6 billion outstanding with 19 counterparties at a weighted average borrowing rate of 0.70%.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of March 31, 2013:

(amounts in thousands)	Repurchase Agreement Amount Outstanding	Market Value of Collateral Pledged
North America	$2,361,788	$2,625,254
Asia	705,481	755,967
Europe	641,542	717,130
	$3,708,811	$4,098,351

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut" (and which we also refer to as equity at risk). The amount of haircut posted, particularly for non-Agency MBS, is based on the quality and type of collateral being pledged. Our weighted average haircut has decreased from 7.4% as of December 31, 2012 to 7.3% as of March 31, 2013 for repurchase agreements collateralized by Agency MBS and from 19.5% to 19.1%, respectively, for repurchase agreements collateralized by non-Agency MBS. We have not otherwise experienced any changes in haircuts by our lenders due to market conditions, credit risk, or otherwise.

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

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom the Company had the greatest amounts of equity at risk as of March 31, 2013 and as of December 31, 2012:

	March 31, 2013
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Bank, NA and affiliates	$364,505	$105,456
Credit Suisse Securities LLC	230,992	49,961
JP Morgan Securities, LLC	255,252	40,922
Bank of America Securities LLC	267,720	38,349
Nomura Securities International, Inc.	205,622	23,177
Remaining counterparties	2,384,164	131,676
	$3,708,255	$389,541

	December 31, 2012
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Bank, NA and affiliates	$365,470	$110,708
Bank of America Securities LLC	287,319	37,623
Credit Suisse Securities LLC	245,220	52,037
Nomura Securities International, Inc.	206,201	21,266
JP Morgan Securities, LLC	199,389	36,097
Remaining counterparties	2,260,529	113,645
	$3,564,128	$371,376

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

Derivatives

Our interest rate swap agreements require us to post initial margin at inception and variation margin based on subsequent changes in the value of the swap. The collateral posted as margin typically is in the form of cash, Agency MBS, or Treasury securities. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us or return our collateral (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of March 31, 2013, we had Agency MBS with a fair value of $40.6 million posted as credit support under the agreements and no collateral had been posted to us.

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

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of March 31, 2013:

(amounts in thousands)	Payments due by period
Contractual Obligations:(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Securitization financing (2)	$28,950	$7,494	$14,599	$3,824	$3,033
Operating lease obligations	326	200	43	45	38
Total	$29,276	$7,694	$14,642	$3,869	$3,071

(1)	Amounts presented exclude interest on the related obligations.

(2)
Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral.  Payments due by period were estimated based on the principal repayments forecasted for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

We also have contractual commitments under interest rate swap agreements for a total notional amount of $1,437.0 million as of March 31, 2013 which have a weighted average rate of 1.54% and a weighted average term of 39 months.
During the first quarter of 2013, we entered into a subscription agreement to become a limited partner in a partnership established to invest in residential mortgage loans. We funded the initial $1.0 million capital contribution, and we have a commitment to make additional capital contributions of up to $4.0 million upon the request of the general partner, which is subject to certain conditions including the identification of acceptable investments that meet certain risk and return requirements.

Off-Balance Sheet Arrangements

As of March 31, 2013, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

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

We make forward-looking statements in this Quarterly Report on Form 10-Q regarding:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations;

•
Our financing and hedging strategy, including our target leverage ratios, anticipated trends in financing costs, and changes to government regulation of hedging instruments and our use of these instruments;

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in our Annual Report on Form 10-K for the year ended December 31, 2012, particularly those set forth under Part I, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•
adverse reactions in financial markets related to the budget deficit or national debt of the United States government; potential or actual default by the United States government on Treasury securities; and potential or actual downgrades to the sovereign credit rating of the United States;

•	the cost and availability of financing;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	changes in the repurchase agreement financing markets and other credit markets;

•	changes to the market for interest rate swaps and other derivative instruments;

•	government initiatives to support the U.S financial system and U.S. housing and real estate markets;

•	GSE reform or other government policies and actions; and

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We strive to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks.  We do not seek to avoid risk completely, but we attempt to manage these risks while earning an acceptable risk-adjusted return for our shareholders.

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

We typically have used interest rate swaps to help manage our interest rate risk and, where practical, we will attempt to fund our assets with financings that have similar terms as the related investments.  Since interest rate swaps fix the rate of interest for the notional amount of the swap, such instruments generally result in interest savings in a rising interest rate environment when the current market interest rate we receive on the swap (which generally is equal to one-month LIBOR) rises higher than the stated

fixed rate we pay on the notional amount for each interest rate swap agreement.  Alternatively, a declining or stable interest rate environment generally results in interest expense equal to the difference between the stated fixed rate we pay less the current market interest rate we receive.

Our adjustable rate investments have interest rates which are predominantly based on upon six-month and one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps on our adjustable-rate Agency MBS portfolio as of March 31, 2013:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.0% to 10.0%	82.0%	1.0%	0.9%
>10.0% to 11.0%	14.4%	2.0%	15.5%
>11.0% to 12.1%	3.6%	5.0%-6.0%	83.6%
	100.0%		100.0%

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The table below shows the sensitivity of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, including all interest rate swaps) as they existed as of March 31, 2013 based on an instantaneous parallel shift in market interest rates as set forth in the table. The "percentage change in projected net interest income" and the "percentage change in projected market value" included in the table below are based on the projected net interest income on and projected market value of the investment portfolio over the next twenty-four (24) months. Apart from the changes in interest rates, the net interest income projections are based upon a variety of other assumptions including investment prepayment speeds, credit performance, market credit spreads, and the availability of financing over the projected period.   The projections for market value are based on the same assumptions as projected net interest income except they do not not assume any change in market credit spreads.

The table below assumes a static portfolio and does not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity by the Company.  Changes in types of investments, changes in future interest rates, changes in credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings may cause actual results to differ significantly from the modeled results.  In addition, given the low interest rate environment existing as of March 31, 2013, the impact of increasing interest rates on market expectations of future changes in interest rates may cause declines in the market value of our investments (from widening credit spreads) that are not modeled in the table below. Other factors will also impact the table below, such as whether we raise additional capital or change our investment allocations or strategies. Accordingly, interest income may differ from that shown below, and such difference may be material. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	March 31, 2013
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value (2)

+100	(6.4)%	(1.7)%
+50	(3.2)%	(0.8)%
0	—%	—%
-50	4.5%	0.8%
-100	6.4%	1.7%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

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

Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, and other factors beyond our control.  In addition, actions taken by the U.S. government could increase prepayments as discussed in "Trends and Recent Market Impacts" in Item 2 of this Quarterly Report on Form 10-Q as well as the same section in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table discloses the net premium (discount) by months until interest rate reset as well as the net premium (discount) as a percentage of par value (or notional value in the case of CMBS IO) for the Agency and non-Agency MBS designated as AFS in our investment portfolio as of March 31, 2013 and December 31, 2012:

(amounts in thousands)	March 31, 2013			December 31, 2012
Agency:	RMBS	CMBS	CMBS IO	RMBS	CMBS	CMBS IO
0-12 months to reset	$34,642	$—	$—	$35,675	$—	$—
Greater than 12 months to reset	123,576	—	—	101,505	—	—
Fixed rate	(13)	21,562	576,161	(13)	21,907	550,171
Total premium, net	$158,205	$21,562	$576,161	$137,167	$21,907	$550,171
Par/notional balance	$2,732,173	$280,842	$10,873,160	$2,425,826	$280,602	$10,059,495
Premium, net as a % of par value	5.8%	7.7%	5.3%	5.7%	7.8%	5.5%

Non-Agency:
0-12 months to reset	$(364)	$—	$—	$(406)	$—	$—
Fixed rate	(394)	(16,685)	104,930	(375)	(17,313)	108,928
Total (discount) premium, net	$(758)	$(16,685)	$104,930	$(781)	$(17,313)	$108,928
Par/notional balance	$10,053	$472,650	$2,385,979	$11,411	$463,747	$2,393,614
(Discount) premium, net as a % of par value	(7.5)%	(3.5)%	4.4%	(6.8)%	(3.7)%	4.6%

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

The following table presents information on our non-Agency MBS by credit rating as of March 31, 2013:

	March 31, 2013
(amounts in thousands)	CMBS	CMBS IOs	RMBS	Weighted average
AAA	$153,348	$111,406	$8,542	44.3%
AA	60,429	—	343	9.8%
A	239,413	—	167	38.8%
Below A or not rated	43,085	—	528	7.1%

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

For further information, including how we attempt to mitigate liquidity risk and our liquidity position, please refer to “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160 million “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2.1 million. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiff's appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160 million “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25.6 million damage award against DCI. The Fifth Circuit's decision appears to permit Plaintiffs to recover the costs of their appeal from both the Company and DCI. The Company and DCI have filed a motion for rehearing with the Fifth Circuit on the issue of the costs. As part of the motion for rehearing, DCI also challenged the $25.6 million damage award and the decision regarding attorneys' fees. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional risk factors.

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
January 1, 2013 - January 31, 2013	—	$—	—	$—
February 1, 2013 - February 28, 2013	33,498	10.15	—	—
March 1, 2013 - March 31, 2013	18,887	10.90	—	—
Total	52,385	$10.42	—	$—

(1)	These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITES

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

3.1.2	Articles of Amendment to the Restated Articles of Incorporation, effective April 15, 2013 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed April 16, 2013).
3.2	Amended and Restated Bylaws, effective August 1, 2012 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed August 3, 2012).
3.2.1	Amendment to Bylaws of Dynex, effective as of June 5, 2013 (incorporated herein by reference to Exhibit 3.2.1 to Dynex’s Current Report on Form 8-K filed April 16, 2013).
10.26	Amendment to Restricted Stock Agreement for Byron L. Boston under the Dynex Capital, Inc. 2009 Stock and Incentive Plan, effective January 1, 2013 (filed herewith).
10.27
Underwriting Agreement, dated April 11, 2013, by and among Dynex Capital, Inc., J.P. Morgan Securities LLC, and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Exhibit 1.1 to Dynex's Current Report on Form 8-K filed April 16, 2013).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholder's Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 10, 2013	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2013	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)