Form 10-Q
period 2013-06-30
DYNEX CAPITAL INC
filed 2013-08-09
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1549373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia	23060-9245
(Address of principal executive offices)	(Zip Code)

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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes           ☒           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

On August 6, 2013, the registrant had 55,174,762 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.	FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Mortgage-backed securities, at fair value (including pledged of $4,437,651 and $3,967,134, respectively)	$4,559,323	$4,103,981
Securitized mortgage loans, net	62,083	70,823
Other investments, net	5,782	858
	4,627,188	4,175,662
Cash and cash equivalents	29,343	55,809
Derivative assets	14,860	—
Receivable for securities sold	22,875	—
Principal receivable on investments	22,860	17,008
Accrued interest receivable	24,304	23,073
Other assets, net	7,841	8,677
Total assets	$4,749,271	$4,280,229
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,071,392	$3,564,128
Non-recourse collateralized financing	24,634	30,504
Derivative liabilities	21,192	42,537
Accrued interest payable	1,661	2,895
Accrued dividends payable	17,902	16,770
Other liabilities	5,253	6,685
Total liabilities	4,142,034	3,663,519
Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding($56,250 aggregate liquidation preference)	54,251	—
Common stock, par value $.01 per share, 200,000,000 shares authorized; 55,173,392 and 54,268,915 shares issued and outstanding, respectively	552	543
Additional paid-in capital	767,172	759,214
Accumulated other comprehensive (loss) income	(35,100)	52,511
Accumulated deficit	(235,045)	(250,965)
Total shareholders' equity	607,237	616,710
Total liabilities and shareholders’ equity	$4,749,271	$4,280,229
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Mortgage-backed securities	$32,968	$25,519	$65,007	$49,982
Securitized mortgage loans	903	1,527	1,827	3,031
Other investments	19	79	38	384
	33,890	27,125	66,872	53,397
Interest expense:
Repurchase agreements	11,165	7,863	21,383	14,507
Non-recourse collateralized financing	281	254	519	735
	11,446	8,117	21,902	15,242

Net interest income	22,444	19,008	44,970	38,155
Provision for loan losses	—	—	(261)	(60)
Net interest income after provision for loan losses	22,444	19,008	44,709	38,095

Gain on sale of investments, net	2,031	2,587	3,422	2,938
Fair value adjustments, net	10,753	117	10,596	(93)
Other income, net	101	159	13	528
General and administrative expenses:
Compensation and benefits	(2,308)	(1,779)	(4,666)	(3,577)
Other general and administrative	(1,487)	(1,245)	(2,938)	(2,568)
Net income	$31,534	$18,847	$51,136	$35,323
Preferred stock dividends	(2,092)	—	(3,313)	—
Net income to common shareholders	$29,442	$18,847	$47,823	$35,323
Weighted average common shares:
Basic	54,974	54,354	54,639	51,931
Diluted	54,974	54,354	54,639	51,931
Net income per common share:
Basic	$0.54	$0.35	$0.88	$0.68
Diluted	$0.54	$0.35	$0.88	$0.68
Dividends declared per common share	$0.29	$0.29	$0.58	$0.57
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$31,534	$18,847	$51,136	$35,323
Other comprehensive (loss) income:
Change in fair value of available-for-sale investments	(115,263)	9,766	(109,366)	35,766
Reclassification adjustment for gain on sale of investments, net included in consolidated statements of income	(2,031)	—	(3,422)	—
Change in fair value of cash flow hedges	15,944	(14,693)	16,381	(17,780)
Reclassification adjustment for cash flow hedges included in consolidated statements of income	4,693	3,509	8,796	6,775
Other comprehensive (loss) income	(96,657)	(1,418)	(87,611)	24,761
Comprehensive (loss) income	(65,123)	17,429	(36,475)	60,084
Dividends declared on preferred stock	(2,092)	—	(3,313)	—
Comprehensive (loss) income to common shareholders	$(67,215)	$17,429	$(39,788)	$60,084
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net income	$51,136	$35,323
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(1,231)	(5,009)
Decrease in accrued interest payable	(1,234)	(174)
Provision for loan losses	261	60
Gain on sale of investments, net	(3,422)	(2,938)
Fair value adjustments, net	(10,596)	93
Amortization and depreciation	66,751	33,012
Stock-based compensation expense	1,115	920
Cash payments on stock appreciation rights	(9)	(21)
Net change in other assets and other liabilities	(782)	(2,139)
Net cash and cash equivalents provided by operating activities	101,989	59,127
Investing activities:
Purchase of investments	(1,310,794)	(1,517,541)
Principal payments received on investments	486,924	269,642
Increase in principal receivable on investments	(5,852)	(2,766)
Proceeds from sales of investments	164,916	106,206
Principal payments received on securitized mortgage loans	8,495	16,408
Net payments on derivatives not designated as hedges	(436)	(342)
Other investing activities	142	(1,707)
Net cash and cash equivalents used in investing activities	(656,605)	(1,130,100)
Financing activities:
Borrowings under repurchase agreements, net	507,056	1,018,131
Principal payments on non-recourse collateralized financing	(5,940)	(39,455)
Proceeds from issuance of preferred stock	54,251	—
Proceeds from issuance of common stock	7,412	123,808
Payments related to tax withholding for share-based compensation	(545)	—
Dividends paid	(34,084)	(26,524)
Net cash and cash equivalents provided by financing activities	528,150	1,075,960

Net (decrease) increase in cash and cash equivalents	(26,466)	4,987
Cash and cash equivalents at beginning of period	55,809	48,776
Cash and cash equivalents at end of period	$29,343	$53,763
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$22,065	$15,314
See notes to consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2013.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated balance sheet as of December 31, 2012 now presents its Agency and non-Agency mortgage-backed securities as "mortgage-backed securities, at fair value". In addition, the Company's consolidated statements of income for the three and six months ended June 30, 2012 now present its interest income from Agency and non-Agency mortgage-backed securities as "interest income-mortgage-backed securities". These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  The Company follows the equity method of accounting for investments in which it owns greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.

In accordance with ASC Topic 810-10, the Company also consolidates certain trusts through which it has securitized mortgage loans. Additional information regarding the accounting policy for securitized mortgage loans is provided below under "Investments".

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  The most significant estimates used by management include but are not limited to fair value measurements of its investments, allowance for loan losses, other-than-temporary impairments, contingencies, and amortization of premiums and discounts. These items are discussed further below within this note to the consolidated financial statements.

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

Agency MBS. The Company accounts for its investment in Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  As of June 30, 2013, the majority of the Company's Agency MBS are designated as available-for-sale (or "AFS") with the remainder designated as trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

All of the Company’s Agency MBS are recorded at their fair value on the consolidated balance sheet. In accordance with ASC Topic 820, the Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service and broker quotes. The Company's application of ASC Topic 820 guidance is discussed further in Note 7.  Changes in the fair value of Agency MBS designated as trading are recognized in net income within “fair value adjustments, net”.   Gains and losses realized upon the sale, impairment, or other disposal of a trading security are also recognized within “fair value adjustments, net”.  Alternatively, changes in the fair value of Agency MBS designated as available-for-sale are reported in other comprehensive income as unrealized gains (losses) until the security is collected, disposed of, or determined to be other than temporarily impaired.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

Non-Agency MBS.  The Company accounts for its investment in non-Agency MBS in accordance with ASC Topic 320.  As of June 30, 2013, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.  Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired. Like Agency MBS, the Company generally intends to hold its investments in non-Agency MBS until maturity, but it may, from time to time sell any of these securities as part of the overall management of its business.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

In accordance with ASC Topic 820, the Company determines the fair value for the majority of its non-Agency MBS based upon prices obtained from a third-party pricing service and broker quotes.  The remainder of the non-Agency MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information. The Company's application of ASC Topic 820 guidance is discussed further in Note 7.

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

Other Investments.  Other investments include unsecuritized mortgage loans owned by the Company as well as the Company's investment in a limited partnership that invests in pools of non-qualifying mortgage loans. The Company accounts for its other investments using the cost method in accordance with ASC Topic 325-20.

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

Derivative Instruments

Effective June 30, 2013, the Company discontinued hedge accounting for interest rate swap agreements which had previously been accounted for as cash flow hedges under ASC Topic 815. In accordance with ASC Topic 815, interest rate swaps designated as cash flow hedges are recorded at fair value as assets and liabilities on the balance sheet with any changes in fair value recorded in other comprehensive income. As a result of discontinuing hedge accounting, future changes in the fair value of the Company's interest rate swap agreements will be recorded in the Company's consolidated statement of income as a portion of "fair value adjustments, net". These instruments will continue to be reported as assets or liabilities on the Company's balance sheet at their fair value.

Activity up to and including June 30, 2013 for those agreements previously designated as cash flow hedges was recorded in accordance with cash flow hedge accounting as prescribed by ASC Topic 815, which states that the effective portion of the hedge relationship on an instrument designated as a cash flow hedge is reported in the current period's other comprehensive income while the ineffective portion is immediately reported in the current period’s consolidated statement of income. The balance remaining in AOCI as of June 30, 2013 related to the de-designated cash flow hedges will be recognized in the Company's consolidated statement of income as a portion of "interest expense" over the remaining life of the interest rate swap agreements. Please refer to Note 5 for more information on the Company's derivative instruments.

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

Stock-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan ("SIP"), the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights (“SARs”), dividend equivalent rights, performance shares, and restricted stock units.  Currently, the Company's stock options and restricted stock issued under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718. Outstanding SARs issued by the Company may be settled only in cash, and therefore have been treated as liability awards with their fair value estimated at the grant date and remeasured at the end of each reporting period using the Black-Scholes option valuation model as required by ASC Topic 718.  Please see Note 8 for additional disclosures regarding the Company's SIP.

Contingencies

In the normal course of business, there are various lawsuits, claims, and other contingencies pending against the Company.  We evaluate whether to establish provisions for estimated losses from those matters in accordance with ASC Topic 450, which states that a liability is recognized for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. Please refer to Note 9 for details on the most significant matters currently pending.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). In general, the amendments of this ASU: (i) revise the definition of an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (iii) require information to be disclosed concerning the status of the entity and any financial support provided, or contractually required to be provided, by the investment company to its investees. ASU 2013-08 is effective for interim and annual periods that begin after December 15, 2013 and early application is prohibited. As the FASB has decided to retain the current U.S. GAAP scope exception from investment company accounting and financial reporting for real estate investment trusts, the adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options using the treasury stock method for all periods presented. Because the Company's Series A and Series B Cumulative Redeemable Preferred Stock are redeemable at the Company's option for cash only, and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2013.

Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC 260-10 and therefore are included in the computation of basic earnings per share ("EPS") using the two-class method.

The following table presents the calculation of the numerator and denominator for both basic and diluted net income per common share:

	Three Months Ended
	June 30,
	2013		2012
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$31,534		$18,847
Preferred stock dividends	(2,092)		—
Net income to common shareholders	$29,442	54,973,561	$18,847	54,353,811
Effect of dilutive stock options	—	—	—	—
Diluted	$29,442	54,973,561	$18,847	54,353,811
Net income per common share:
Basic		$0.54		$0.35
Diluted (1)		$0.54		$0.35

(1)
For the three months ended June 30, 2012, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2013		2012
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$51,136		$35,323
Preferred stock dividends	(3,313)		—
Net income to common shareholders	$47,823	54,638,651	$35,323	51,930,581
Effect of dilutive stock options	—	—	—	—
Diluted	$47,823	54,638,651	$35,323	51,930,581
Net income per common share:
Basic		$0.88		$0.68
Diluted (1)		$0.88		$0.68

(1)
For the six months ended June 30, 2012, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following table presents the components of the Company’s MBS designated as AFS as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Par	Net Premium (Discount)	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Weighted average coupon
Agency:
RMBS	$2,966,661	$170,225	$3,136,886	$(52,519)	$3,084,367	3.34%
CMBS	281,095	21,438	302,533	10,743	313,276	5.20%
CMBS IO (1)	—	540,484	540,484	9,705	550,189	0.87%
Total Agency AFS:	3,247,756	732,147	3,979,903	(32,071)	3,947,832

Non-Agency:
RMBS	12,315	(352)	11,963	101	12,064	4.64%
CMBS	448,973	(18,436)	430,537	9,238	439,775	5.33%
CMBS IO (1)	—	128,428	128,428	2,190	130,618	0.87%
Total non-Agency AFS:	461,288	109,640	570,928	11,529	582,457

Total AFS securities	$3,709,044	$841,787	$4,550,831	$(20,542)	$4,530,289

(1)	The combined notional balance for Agency CMBS IO and non-Agency CMBS IO is $10,641,141 and $2,821,042, respectively, as of June 30, 2013.

	December 31, 2012
	Par	Net Premium (Discount)	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Weighted average coupon
Agency:
RMBS	$2,425,826	$137,168	$2,562,994	$8,343	$2,571,337	3.67%
CMBS	280,602	21,907	302,509	21,564	324,073	5.19%
CMBS IO (1)	—	550,171	550,171	17,009	567,180	0.95%
Total Agency AFS:	2,706,428	709,246	3,415,674	46,916	3,462,590

Non-Agency:
RMBS	11,411	(781)	10,630	408	11,038	4.28%
CMBS	463,747	(17,313)	446,434	39,908	486,342	5.31%
CMBS IO (1)	—	108,928	108,928	5,014	113,942	0.86%
Total non-Agency AFS:	475,158	90,834	565,992	45,330	611,322

Total AFS securities	$3,181,586	$800,080	$3,981,666	$92,246	$4,073,912

(1)	The combined notional balance for the Agency CMBS IO and non-Agency CMBS IO is $10,059,495 and $2,393,614, respectively, as of December 31, 2012.

The Company has investments in additional Agency CMBS not included in the tables above that are designated as trading securities by the Company with fair values of $29,034 and $30,069 as of June 30, 2013 and December 31, 2012, respectively.

Changes in the fair value of these Agency CMBS are recognized each reporting period within "fair value adjustments, net" in the Company's consolidated statements of income. As of June 30, 2013 and December 31, 2012, the amortized cost of these Agency CMBS designated as trading securities was $27,231 and $27,535, respectively. The Company recognized a net unrealized loss for the three and six months ended June 30, 2013 of $(623) and $(731), respectively, compared to a net unrealized gain of $569 and $433 for the three and six months ended June 30, 2012, respectively, related to changes in fair value. The Company also has derivatives designated as trading instruments, and the changes in their fair value are also included within "fair value adjustments, net". Please refer to Note 5 for additional information on these derivatives designated as trading instruments.

The following table presents certain information for those Agency MBS in an unrealized loss position as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$2,687,758	$(54,626)	212	$1,026,277	$(6,552)	83
Non-Agency MBS	148,060	(7,684)	22	13,877	(76)	3

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$255,924	$(8,915)	44	$271,719	$(5,797)	34
Non-Agency MBS	1,996	(156)	6	2,701	(198)	8

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2013 and December 31, 2012 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position as of June 30, 2013 and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of June 30, 2013.

NOTE 4 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of June 30, 2013 and December 31, 2012 by the fair value and type of securities pledged as collateral to the repurchase agreements:

	June 30, 2013
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,885,261	0.40%	$2,994,711
Agency CMBS	244,739	0.39%	295,461
Agency CMBS IOs	439,482	1.19%	541,133
Non-Agency RMBS	8,986	1.88%	10,796
Non-Agency CMBS	368,060	1.32%	432,212
Non-Agency CMBS IO	102,298	1.38%	130,605
Securitization financing bonds	23,017	1.61%	25,893
Deferred costs	(451)	n/a	n/a
	$4,071,392	0.60%	$4,430,811

	December 31, 2012
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,365,982	0.48%	$2,458,200
Agency CMBS	248,771	0.47%	291,445
Agency CMBS IOs	443,540	1.22%	565,494
Non-Agency RMBS	7,808	1.84%	9,634
Non-Agency CMBS	382,352	1.34%	465,306
Non-Agency CMBS IOs	88,221	1.46%	113,942
Securitization financing bonds	28,113	1.64%	31,483
Deferred costs	(659)	n/a	n/a
	$3,564,128	0.70%	$3,935,504

The combined weighted average original term to maturity for the Company’s repurchase agreements was 49 days as of June 30, 2013 and 57 days as of December 31, 2012.  The following table provides a summary of the original maturities as of June 30, 2013 and December 31, 2012:

Original Maturity	June 30, 2013	December 31, 2012
30 days or less	$1,677,943	$622,957
31 to 60 days	1,121,607	1,263,105
61 to 90 days	353,523	298,660
Greater than 90 days	918,770	1,380,065
	$4,071,843	$3,564,787

As of June 30, 2013, the Company had approximately 16% of its shareholders' equity at risk with Wells Fargo Bank National Association together with its affiliate Wells Fargo Securities, LLC. The borrowings outstanding with that counterparty and its affiliates as of June 30, 2013 were $432,710 with a weighted average borrowing rate of 1.07%. Of the amount outstanding with this counterparty and its affiliate, $193,204 is under a two-year repurchase facility with Wells Fargo Bank National Association, which is the facility's aggregate maximum borrowing capacity and which is set to mature on August 6, 2014, subject to certain early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of June 30, 2013 was 1.45%. Shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

As of June 30, 2013, the Company had repurchase agreement amounts outstanding with 21 of its 29 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders.  To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of June 30, 2013.

NOTE 5 – DERIVATIVES

As part of its risk management activities, the Company’ utilizes derivative financial instruments to manage its exposure to cash flow volatility and market value risk related to interest rate risk on the Company's investments and their associated financing. Effective June 30, 2013, the Company voluntarily discontinued hedge accounting for interest rate swaps which had previously been accounted for as cash flow hedges under GAAP.

The tables below summarize information about the Company’s derivative financial instruments on the balance sheet as of the dates indicated:

		June 30, 2013		December 31, 2012
Accounting Designation:	Balance Sheet Location:	Fair Value	Aggregate Notional Amount	Fair Value	Aggregate Notional Amount
Trading instruments	Derivative assets	$14,860	$600,000	$—	$—

Hedging instruments		$—	$—	$(39,813)	$1,435,000
Trading instruments		(21,192)	1,042,000	(2,724)	27,000
	Derivative liabilities	$(21,192)	$1,042,000	$(42,537)	$1,462,000

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of June 30, 2013:

Remaining Maturity	Notional Amount: Trading	Notional Amount: Hedging	Notional Amount: Total	Number of Swaps	Weighted-Average Fixed Rate Swapped
0-12 months	$435,000	$—	$435,000	7	1.26%
13-36 months	390,000	—	390,000	11	1.99%
37-60 months	212,000	—	212,000	8	1.17%
Over 60 months	605,000	—	605,000	20	1.76%
	$1,642,000	$—	$1,642,000	46	1.61%

As of June 30, 2013 three of these agreements with a total notional balance of $150,000 and a weighted average pay-fixed rate of 2.17% are forward-starting and will not be effective until 2014.

The Company’s objective for using interest rate swaps is to manage its exposure to the risk of cash flow volatility from increased interest expense on its repurchase agreement borrowings.  Because repurchase agreements are short-term in nature, as they mature, the interest rate on the new repurchase agreement resets to a market interest rate. This sequential rollover borrowing program creates a variable interest expense pattern.  The changes in the cash flows of the interest rate swaps are expected to be highly effective at offsetting changes in the interest portion of the cash flows expected to be paid at maturity of each borrowing.

Activity up to and including June 30, 2013 for those interest rate swap agreements previously designated as cash flow hedges was recorded in accordance with cash flow hedge accounting as prescribed by ASC Topic 815. The table below presents the effect of those derivatives while they were designated as hedging instruments on the Company’s consolidated statement of comprehensive income for the periods indicated:

Type of Derivative Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount Reclassified from OCI into Net Income as "Interest Expense" (Effective Portion)	Amount of Gain Recognized in Net Income as "Other income, net" (Ineffective Portion)
For the three months ended June 30, 2013:
Interest rate swaps	$15,944	$4,693	$90
For the three months ended June 30, 2012:
Interest rate swaps	$(14,693)	$3,509	$131
For the six months ended June 30, 2013:
Interest rate swaps	$16,381	$8,796	$50
For the six months ended June 30, 2012:
Interest rate swaps	$(17,780)	$6,775	$69

As a result of discontinuing hedge accounting, the net unrealized loss remaining in AOCI as of June 30, 2013 of $14,558 related to the interest rate swap agreements previously designated as cash flow hedges will be recognized into the Company's consolidated statement of income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company estimates the net amount of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to earnings within the next 12 months is $9,042.

During the second quarter of 2013, the Company also entered into four additional interest rate swap agreements with a combined notional balance of $180,000 and designated them as trading at inception. The table below presents the amount of gain (loss) recognized in net income for the changes in fair value of the Company's derivatives designated as trading instruments for the periods indicated:

Type of Derivative Designated as Trading	Location On Income Statement	Three Months Ended		Six Months Ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest rate swaps	Fair value adjustments, net	$11,353	$(500)	$11,336	$(574)

All of the Company's interest rate swap agreements contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default of its derivative obligations. Additionally, the agreements outstanding with its derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.

NOTE 6 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2013 and December 31, 2012:

Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2013:
Derivative assets	$14,860	$—	$14,860	$(2,602)	$(10,631)	$1,627

December 31, 2012:
Derivative assets	$—	$—	$—	$—	$—	$—

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2013:
Derivative liabilities	$21,192	$—	$21,192	$(20,420)	$(38)	$734
Repurchase agreements	4,071,392	—	4,071,392	(4,071,392)	—	—
	$4,092,584	$—	$4,092,584	$(4,091,812)	$(38)	$734

December 31, 2012:
Derivative liabilities	$42,537	$—	$42,537	$(42,499)	$(38)	$—
Repurchase agreements	3,564,128	—	3,564,128	(3,564,128)	—	—
	$3,606,665	$—	$3,606,665	$(3,606,627)	$(38)	$—
(1) Amount disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the asset or liability presented in the balance sheet. The fair value of the actual collateral received by or posted to the same counterparty may exceed the amounts presented.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the fair value of the Company’s assets and liabilities, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the periods indicated:

	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage backed securities	$4,559,323	$—	$4,446,551	$112,772
Derivative assets	14,860	—	14,860	—
Other investments	25	—	—	25
Total assets carried at fair value	$4,574,208	$—	$4,461,411	$112,797
Liabilities:
Derivative liabilities	$21,192	$—	$21,192	$—
Total liabilities carried at fair value	$21,192	$—	$21,192	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage backed securities	$4,103,981	$—	$3,998,761	$105,220
Other investments	25	—	—	25
Total assets carried at fair value	$4,104,006	$—	$3,998,761	$105,245
Liabilities:
Derivative liabilities	$42,537	$—	$42,537	$—
Total liabilities carried at fair value	$42,537	$—	$42,537	$—

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of June 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Prepayment Speed		Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY		2.5%	35.0%	6.1%
Non-Agency RMBS	10	CPR	1.0%	19.9%	6.5%

(1)	Data presented are weighted averages.

The following tables present the activity of the instruments fair valued at Level 3 during the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of beginning of the period	$100,102	$5,118	$25	$105,245
Purchases	26,021	—	—	26,021
Unrealized (loss) gain included in OCI	(4,089)	(68)	—	(4,157)
Principal payments	(12,440)	(1,914)	—	(14,354)
Amortization	20	22	—	42
Balance as of end of period	$109,614	$3,158	$25	$112,797

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the periods indicated:

	June 30, 2013		December 31, 2012
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage backed securities	$4,559,323	$4,559,323	$4,103,981	$4,103,981
Securitized mortgage loans, net	62,083	52,313	70,823	61,916
Other investments	5,782	5,782	858	810
Derivative assets	14,860	14,860	—	—
Liabilities:
Repurchase agreements	$4,071,392	$4,071,843	$3,564,128	$3,564,787
Non-recourse collateralized financing	24,634	24,539	30,504	30,756
Derivative liabilities	21,192	21,192	42,537	42,537

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of June 30, 2013 or December 31, 2012.

NOTE 8 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company declared its regular quarterly dividend of $0.53125 per share on its 8.50% Series A Cumulative Redeemable Preferred Stock for the second quarter of 2013.

During the second quarter of 2013, the Company closed an offering of 2,250,000 shares of 7.625% Series B Cumulative Redeemable Preferred Stock, par value of $0.01 per share and liquidation preference $25.00 per share, which includes 250,000 shares issued pursuant to an option to purchase additional shares that was exercised by the underwriters. The Company received net proceeds before expenses of $54,478, including the additional proceeds from the underwriters' partial exercise of the overallotment option. The Company declared dividends of $0.46068 per share for the period April 19, 2013 to, but not including, July 15, 2013 on its Series B Cumulative Redeemable Preferred Stock.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods indicated:

	Six Months Ended
	June 30,
	2013	2012
Balance as of beginning of period	54,268,915	40,382,530
Common stock issued under DRIP	505,718	6,947
Common stock issued under ATM program	180,986	402,494
Common stock issued via secondary offering	—	13,332,748
Common stock issued or redeemed under stock and incentive plans	270,158	241,663
Common stock forfeited for tax withholding on share-based compensation	(52,385)	—
Balance as of end of period	55,173,392	54,366,382

The Company has approximately 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of June 30, 2013. The Company did not issue any common shares under this program during the three months ended June 30, 2013.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. A total of 3,000,000 shares were reserved for issuance under the DRIP, and there are 2,476,437 shares remaining for issuance as of June 30, 2013. The Company declared a second quarter common stock dividend of $0.29 per share payable on July 31, 2013 to shareholders of record as of June 28, 2013. There was no discount for shares purchased through the DRIP during the second quarter of 2013.

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, SARs, dividend equivalent rights, performance shares, incentive awards, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 1,550,118 shares remain available for issuance as of June 30, 2013. Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2013 was $625 and $1,115, respectively, compared to $468 and $920, respectively, for the three and six months ended June 30, 2012.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Restricted stock outstanding as of beginning of period	434,163	457,034	448,283	365,506
Restricted stock granted	115,558	20,000	255,158	220,821
Restricted stock vested	(22,918)	(22,917)	(176,638)	(132,210)
Restricted stock outstanding as of end of period	526,803	454,117	526,803	454,117

 The restricted stock granted during the three months ended June 30, 2013 and June 30, 2012 had fair values of $1,217 and $182, respectively, at their grant dates. As of June 30, 2013, the balance of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $4,591 of which $1,280 is expected to be amortized in the remaining six months of 2013, $1,643 in 2014, $1,155 in 2015, $447 in 2016, and $66 in 2017.

As of June 30, 2013, the Company also has 25,000 SARs outstanding which were granted pursuant to the Company's 2004 Stock Incentive Plan. No new awards may be granted under this plan. As of June 30, 2013, all of the Company's outstanding SARs are vested and exercisable at their exercise price of $7.06 per share any time prior to their expiration date of December 31, 2013. As of June 30, 2013 and December 31, 2012, the fair value of the Company’s outstanding SARs of $71 and $66, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.

Additional Paid-In Capital

The following table presents a rollforward of the Company's changes in additional paid-in capital for the periods indicated:

	Six Months Ended
	June 30,
	2013	2012
Balance as of beginning of period	$759,214	$634,683
Common stock issuances:
DRIP issuances	5,365	66
ATM issuances	1,954	3,674
Secondary offering	—	119,859
Incentive plans	147	192
Adjustments related to tax withholding for share-based compensation	(545)	—
Amortization of restricted stock, net of additional grants	1,096	812
Capitalized expenses	(59)	(119)
Balance as of end of period	$767,172	$759,167

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of June 30, 2013 and December 31, 2012 is comprised of the following items:

	June 30, 2013	December 31, 2012
Available for sale investments:
Unrealized gains	$50,839	$104,869
Unrealized losses	(71,381)	(12,623)
	(20,542)	92,246
Hedging instruments:
Unrealized gains	3,966	—
Unrealized losses	(18,524)	(39,735)
	(14,558)	(39,735)
Accumulated other comprehensive income	$(35,100)	$52,511

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county.  The plaintiffs in this matter alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax lien receivables.   The Court granted class action status and defined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  Amendments to the statute that governs the collection of delinquent tax liens in Pennsylvania, related case law, and GLS' filing of one or more successful motions for summary judgment resulted in the dismissal of certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and lien costs were assessed by GLS in its collection efforts pursuant to the prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claim against GLS regarding the reasonableness of the attorney fees. Plaintiffs subsequently appealed the dismissal to the Pennsylvania Commonwealth Court of Appeals ("Court of Appeals"). The claims made by plaintiffs on appeal included only the legality of charging and recovering attorneys' fees and tax lien revival and assignment costs from the class members. Plaintiffs had never enumerated their damages in this matter. On July 15, 2013, the Court of Appeals affirmed the Court of Common Pleas' ruling allowing GLS to recover attorney's fees and lien revival and assignment fees from the class members.  According to the Court of Appeals, the named representative plaintiffs may recover the attorneys' fees they paid GLS in order to stop the foreclosure action but only one of the two named plaintiffs ever paid any attorney fees to GLS and the amount was less than $3. The Court of Appeals also affirmed the finding that revival and assignment are collection tools that may be utilized by GLS as an assignee of the County and such fees are properly collected from the delinquent taxpayers. Plaintiffs had the right to file an application for re-argument to the Court of Appeals within 14 days of the filing of the Court's Order.  Plaintiffs may also file a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania within 30 days.

The Company, GLS, and Allegheny County are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania. The lawsuit relates to the activities of GLS in Allegheny County related to the purchase and collection of delinquent property tax lien receivables discussed above. The purported class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, and certain other fees and who sustained economic damages on and after August 14, 2003. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and / or Allegheny County are an unconstitutional taking of private property.  The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. The Company believes the claims are without merit and intends to defend against them vigorously in this matter. The same class previously filed substantially the same lawsuit in 2004 against GLS and Allegheny County (ACORN v. County of Allegheny and GLS Capital, Inc.), and that cased was dismissed by the Court of Common Pleas with prejudice on June 28, 2013.

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $250. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2,100. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiff's appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160,000 “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25,600 damage award against DCI. On May 22, 2013, the Fifth Circuit vacated its order on February 13, 2013 and remanded the case to the trial court for entry of judgment against DCI and for a new trial with respect to attorney's fees and for costs and pre-judgment and post-judgment interest as determined by the trial court. The Fifth Circuit also affirmed the trial court's decision with respect to a take nothing judgment against the Company. DCI intends to appeal the matter to the Supreme Court of Texas to reverse the $25,600 damage award. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that qualify as a "recognized" or as "nonrecognized" subsequent event as defined by ASC Topic 855.

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

EXECUTIVE OVERVIEW

Company Overview

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which invests in mortgage assets on a leveraged basis. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DX", our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") is traded on the NYSE under the symbol "DXPRA", and our 7.625% Series B Cumulative Redeemable Preferred Stock is traded on the NYSE under the symbol "DXPRB". Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation.  We seek to provide returns to our shareholders through regular quarterly dividends and through capital appreciation.

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

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We invest our capital pursuant to our operating policies as approved by our Board of Directors which include an investment management policy and investment risk policy. Our diversified investment strategy permits investment in Agency MBS and investment grade non-Agency MBS, and since 2008 our investments have been in higher credit quality, shorter duration investments.  We also believe that our shorter duration strategy will provide less volatility in our results and in our book value per common share than strategies which invest in longer duration assets that may be more exposed to interest rate risk. Investments considered to be of higher credit quality have less or limited exposure to loss of principal while investments which have shorter durations have less or limited exposure to changes in interest rates. The target asset allocation for the Company is 60% in Agency MBS and 40% in non-Agency MBS though our actual asset allocation will depend on a variety of factors including, but not limited to, the risk-adjusted returns of these investments, their perceived liquidity and their availability. We have no specific target for RMBS versus CMBS investments.

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

CMBS IO. A portion of the Company's Agency and non-Agency CMBS also include interest only securities ("IOs") which represent the right to receive excess interest payments (but not principal cash flows) based on the underlying unpaid principal balance of the underlying pool of mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. CMBS IO securities generally have prepayment protection in the form of lock-outs, prepayment penalties, or yield maintenance associated with the underlying loans similar to CMBS described above.

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio will depend on many factors, many of which are beyond our control. These factors include, but are not limited to, interest rates, trends of interest rates, the relative steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of and demand for our investments, and market required yields as reflected by market credit spreads. In addition, the performance of our investment portfolio and the availability of investments at acceptable return levels is influenced by actions taken by, and policy measures of, the U.S. government, including the Federal Housing Finance Administration and the U. S. Department of the Treasury (the "Treasury"), and actions taken by and policy measures of the U.S. Federal Reserve.

Our business model may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets.  Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses or at amounts below their true fair value. Other factors also impacting our business include changes in regulatory requirements, including requirements to qualify for registration under the Investment Company Act of 1940 and REIT requirements.

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

Highlights of the Second Quarter of 2013

The second quarter was marked by extreme volatility in the global fixed income markets. The ten-year U.S. Treasury note yielded 1.85% on March 31, 2013, touched a low of 1.63% on May 2, 2013, touched a high of 2.61% on June 25, 2013 and closed at 2.49% on June 30, 2013. In addition, market credit spreads on virtually all fixed income assets increased during the quarter including on RMBS and CMBS securities that we own. The volatility in interest rates and credit spreads negatively impacted the valuation of our MBS investments which we consider available-for-sale and carry at fair value in our financial statements pursuant to ASC Topic 320. Management believes the events leading to the market volatility included an anticipation by the fixed income markets of the Federal Reserve reducing or ending its bond purchase program (referred to as "QE3"), global de-risking, bond fund redemptions, and regulatory constraints. Partially offsetting the decline in the value of our MBS, our interest rate swaps increased in value as a result of the increase in interest rates. Overall, our accumulated other comprehensive income declined a net $96.7 million from $61.6 million as of March 31, 2013 to an accumulated other comprehensive loss of $35.1 million as of June 30, 2013. Our book value per common share declined since March 31, 2013 by $1.56 per common share, or 15%, to $8.94 as of June 30, 2013. We estimate that $1.06 of the decline in book value per common share was due to the widening in credit spreads and $0.50 was due to the increase in interest rates.

We believe that the Federal Reserve will continue to be accommodative with respect to its monetary policy. As discussed further below in "Trends and Recent Market Impacts", the Federal Reserve continues to keep the targeted federal funds rate very low, but has indicated that it will potentially reduce its QE3 asset purchases sooner than the market had expected. We continue to have a longer term view in our portfolio management and remained focused on managing through this period of unusual volatility.

Effective June 30, 2013, we voluntarily discontinued hedge accounting for all interest rate swaps which we previously designated as hedges under GAAP. This decision to discontinue hedge accounting was made to facilitate our ability to more effectively manage the maturity dates of our repurchase agreements. Hedge accounting limited our ability to extend maturity dates for our repurchase agreements beyond 30-days, forcing our repurchase agreements to mature, or roll, at fixed intervals throughout a given 30-day period. This concentrated our repurchase agreement maturities and exposed us to higher liquidity risk during periods of volatility or stress in the repurchase agreement market. The results of the second quarter for 2013 were not impacted by the discontinuance of hedge accounting. Going forward, future changes in the fair value of interest rate swaps and other hedging instruments that we may enter into will be included in our consolidated statement of income and will no longer be included in shareholders' equity through accumulated other comprehensive income (loss). We also will begin utilizing other instruments, such as Eurodollar contracts, to hedge our risk exposures in addition to the interest rate swap agreements we held as of June 30, 2013.

Prior to discontinuing hedge accounting, we entered into six additional interest rate swap agreements during the second quarter, four of which were 10-year swaps for which we did not elect hedge accounting due to their longer term to maturity. These four additional interest rate swaps with a combined notional of $180.0 million, which were designated as trading instruments, experienced an increase in fair value of $11.0 million, contributing $0.20 to our EPS per common share for the second quarter.

During the quarter we issued 2.25 million shares of our 7.625% Series B Preferred Stock and invested the majority of the net proceeds of $54.5 million in Agency Hybrid ARMs and CMBS and CMBS IO. The estimated average yield on the purchases we made was 2.07%. We view preferred stock as lower cost capital that enhances the overall return to our common shareholders.

Trends and Recent Market Impacts

There are certain conditions and prospective trends in the marketplace that have impacted our current financial condition and results of operations and which may continue to impact us in the future. For additional information, please refer to "Trends and Recent Market Impacts" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within our Annual Report on Form 10-K for the year ended December 31, 2012. The following provides a discussion of those conditions and trends discussed in that Annual Report on Form 10-K which have had significant developments during the second quarter of 2013 or are new conditions and trends that are important to our financial condition and results of operations.

Federal Reserve Monetary Policy

The Federal Open Market Committee ("FOMC") continues its purchase of U.S. Treasury and fixed-rate Agency MBS under its asset purchase program known as "QE3". The FOMC has indicated that it will adjust its purchases of these securities to maintain appropriately accommodative policy as the outlook for the labor market or inflation changes. At a press conference on June 19, 2013, the Chairman of the Federal Reserve made comments suggesting that the FOMC may 'taper' its purchases of these securities in a more accelerated time frame than had been previously forecasted by the markets. As a result, the U.S. Treasury market immediately sold off (causing interest rates to rise) and global fixed income markets immediately began to reprice the risk of owning all forms of fixed income instruments (via credit spread widening). Interest rates have continued to rise and credit spreads remain wide relative to recent levels. This extreme volatility led to reduced liquidity and transparency in asset prices, including Agency and non-Agency RMBS and CMBS, during the quarter and at quarter end. The FOMC in subsequent communications have indicated that the pace of these asset purchases is economic data dependent which will likely continue to cause volatility in the markets until the FOMC's intentions or economic performance becomes clearer. The FOMC continues to state that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the QE3 asset purchase program ends and the economic recovery strengthens. The FOMC has pledged to keep the target range for the federal funds rate at 0%-0.25% and indicated that it anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC's 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC stated that it will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments.

Asset Spreads and Competition for Assets

Over the past few years, credit markets in the United States have generally experienced tightening credit spreads (where credit spreads are defined as the difference between yields on securities with credit risk and yields on benchmark securities and that reflects the relative riskiness of the securities versus the benchmark). Changes in credit spreads results from the expansion or contraction of the perceived riskiness of an investment versus the benchmark. Spreads on MBS had tightened over the past several quarters from increased competition for these assets from lack of supply, from favorable market conditions in large part due to the Federal Reserve's involvement in the markets and from substantial amounts of capital raised by mortgage REITs and other market participants. Reductions in credit spreads resulted in an increase in asset prices which increased our book value. During the latter part of the second quarter of 2013, credit spreads widened on MBS due to perceived hawkish commentary from Federal Reserve and due to overall lack of liquidity in the markets (as discussed above under "Federal Reserve Monetary Policy"). The widening of credit spreads resulted in the reduction in our book value per common share as discussed above under "Highlights of the Second Quarter". The following table provides various credit spreads on assets owned by the Company as well as other market credit spreads as of June 30, 2013 and March 31, 2013:

(amounts in basis points)	June 30, 2013	March 31, 2013
Hybrid ARM 5/1 (2.0% coupon) spread to Treasuries	45	18
Hybrid ARM 10/1 (2.5% coupon) spread to Treasuries	75	34
Agency CMBS spread to Treasuries	92	59
'A'-rated CMBS spread to Treasuries	287	205
Agency CMBS IO spread to interest rate swaps	200	115

The above table indicates the magnitude of the changes to credit spreads during the quarter on securities that we own. Spread widening results from a higher required yield for these investments by the markets. We expect credit spreads to remain wide for the near term due to the uncertainty around FOMC policy as discussed above and by technical factors such as lack of buying by other mortgage REITs due to their reduced capacity to raise capital.

GSE Reform

Policy makers in Washington DC continue to debate the future of Fannie Mae and Freddie Mac's participation in the US mortgage market. Several bills have been introduced in the U.S. Senate and the U.S. House of Representatives regarding the reform and/or dissolutions of the GSEs. Any changes to the structure of the GSEs, or the revocations of their charters, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted.  We do not believe the ultimate reform of Fannie Mae and Freddie Mac will occur in 2013. However, it is possible that new types of Agency MBS could be proposed and sold by Fannie Mae and Freddie Mac that are structured differently from current Agency MBS. This may have the effect of reducing the amount of available investment opportunities for the Company. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Part I, Item 1A of this Annual Report on Form 10-K.

The Commodity Futures Trading Commission ("CFTC") has determined that mortgage REITs are commodity pool operators ("CPOs") since mortgage REITs typically use derivative instruments such as interest rate swaps to hedge their exposure to fluctuations in interest rates.  Even though the CFTC has exempted mortgage REITs from registration as a CPO provided that they meet certain conditions, mortgage REITs are required to register and clear all interest rate swaps entered into after June 10,

2013 on an approved exchange.  We have registered to clear interest rate swaps with an approved futures clearing merchant.  The requirement to clear interest rate swaps includes the posting of initial margin with the clearing merchant in amounts determined by the clearing exchange.  Such amounts are significantly higher than we had previously been required to post as margin, and can be upwards of 4% of the notional balance of the swap.  As a result, interest rate swaps are less cost-effective hedging instruments, and accordingly we have begun using Eurodollar futures which have less initial margin than interest rate swaps to hedge our interest rate risk.  Eurodollar futures will generally behave in a very similar manner to interest rate swaps with respect to movements in interest rates.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions and considered most critical to our results of operations or financial position relate to amortization of investment premiums, other-than-temporary impairments, and fair value measurements.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.  There have been no significant changes in our critical accounting policies during the six months ended June 30, 2013.

FINANCIAL CONDITION

The following tables provides our asset allocation by issuer type and by collateral type as of June 30, 2013 and as of the end of each of the four preceding quarters:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Agency MBS	85.9%	84.9%	83.6%	84.6%	82.1%
Non-Agency MBS	12.6%	13.6%	14.6%	13.6%	15.4%
Other investments	1.5%	1.5%	1.8%	1.8%	2.5%

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
RMBS	67.9%	65.0%	75.1%	66.2%	66.5%
CMBS	17.4%	19.3%	24.9%	19.6%	23.4%
CMBS IO	14.7%	15.7%	19.5%	14.2%	10.1%

The following discussion addresses items from our unaudited consolidated balance sheet that had significant activity during the past six months and should be read in conjunction with "Notes to the Unaudited Consolidated Financial Statements" contained within Item 1 of this Quarterly Report on Form 10-Q.

Agency MBS

Activity related to our Agency MBS for the six months ended June 30, 2013 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance as of January 1, 2013	$2,571,337	$354,142	$567,180	$3,492,659
Purchases	1,063,862	18,336	109,749	1,191,947
Principal payments	(468,431)	(2,652)	—	(471,083)
Sales	(4,496)	(13,908)	(80,960)	(99,364)
Change in net unrealized gain	(60,862)	(11,553)	(7,303)	(79,718)
Net premium amortization	(17,043)	(2,055)	(38,477)	(57,575)
Ending balance as of June 30, 2013	$3,084,367	$342,310	$550,189	$3,976,866

As of June 30, 2013, 63% of our Agency portfolio was comprised of Fannie Mae investments with the balance being comprised of 33% Freddie Mac investments and 4% Ginnie Mae investments compared to 65% Fannie Mae investments and 29% Freddie Mac investments with the remaining 6% in Ginnie Mae investments as of December 31, 2012. As of June 30, 2013, 77% of our Agency MBS investments are variable-rate MBS with the remainder fixed-rate MBS compared to 73% variable-rate Agency MBS as of December 31, 2012.

The following table presents the weighted average coupon (“WAC”) by weighted average MTR for the variable-rate portion of our Agency RMBS portfolio based on par value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(amounts in thousands)	Par Value	WAC	Par Value	WAC
0-12 MTR	$479,605	3.29%	$523,711	3.94%
13-24 MTR	380,521	3.81%	105,372	4.41%
25-36 MTR	128,969	4.08%	194,814	3.82%
37-60 MTR	600,567	3.69%	471,159	4.02%
61-84 MTR	328,166	3.13%	620,099	3.28%
Over 84 MTR	1,029,426	3.02%	490,759	3.40%
	$2,947,254	3.36%	$2,405,914	3.69%

As of June 30, 2013, approximately 96.4% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR plus a weighted average rate of 1.78%, which was relatively unchanged from the characteristics of that portion of our portfolio as of December 31, 2012. Because we typically finance these investments using repurchase agreement financing with 30 - 180 day maturities for which we pay interest expense based on the related LIBOR index plus a spread, our net interest income is sensitive to changes in the interest rate environment. This sensitivity is discussed further in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q.

During the first six months of 2013, we received principal payments (both scheduled and unscheduled) on our Agency RMBS of $468.4 million. In general, the constant prepayment rate, or CPR, on our Agency RMBS has increased over the last year given the low interest rate environment and policies of the U.S. government to encourage refinancing of higher coupon loans. While CPRs have increased over the last year, they remain below our modeled expectations. Below is a table of the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Agency RMBS	25.7%	24.8%	24.3%	23.4%	20.8%

Non-Agency MBS

Activity related to our non-Agency MBS for the six months ended June 30, 2013 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Beginning balance as of January 1, 2013	$11,038	$486,342	$113,942	$611,322
Purchases	9,000	77,015	27,831	113,846
Principal payments	(2,084)	(13,669)	—	(15,753)
Sales	(5,630)	(79,374)	—	(85,004)
Change in net unrealized gain	(307)	(30,813)	(2,823)	(33,943)
Net accretion (amortization)	47	274	(8,332)	(8,011)
Ending balance as of March 31, 2013	$12,064	$439,775	$130,618	$582,457

The weighted average months to maturity for all of our non-Agency CMBS (including IO securities) as of June 30, 2013 was 84 months with 81% having origination dates of 2009 or later, and the remainder prior to 2000.

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

The following table presents the fair value, net unrealized gain and related borrowings as of June 30, 2013 for our non-Agency CMBS and CMBS IO investments by credit rating:

	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Net Unrealized Gain (Loss)	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$76,028	$3,413	$55,724	$128,972	$2,114	$102,282
AA	44,283	916	36,428	1,646	76	16
A	257,864	5,581	227,705	—	—	—
Below A/Not Rated	61,600	(672)	48,203	—	—	—
	$439,775	$9,238	$368,060	$130,618	$2,190	$102,298

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of June 30, 2013:

(amounts in thousands)	Market Value of Collateral	Percentage
California	$76,432	13.8%
Florida	74,385	13.4%
Texas	73,547	13.2%
New York	29,667	5.3%
North Carolina	27,623	5.0%
Remaining states (not exceeding 4.7% individually)	273,599	49.3%
	$555,253	100.0%

Other Investments

Our other investments have increased due to our $5.0 million investment in a limited partnership that invests in pools of non-qualifying mortgage loans. We do not anticipate increasing our investment in this partnership at this time.

Derivative Assets and Liabilities

During the second quarter of 2013 we entered into four additional 10-year interest rate swap agreements with a combined notional balance of $180 million and a weighted average pay rate of 2.13%, $150 million of which are forward starting. Given the longer term of these derivatives, we did not elect to designate them as hedges for under GAAP.

We also entered into two additional interest rate swap agreements with a combined notional of $25.0 million and a weighted average fixed pay rate of 1.61% for which we did elect hedge accounting. However, as discussed in "Executive Overview", effective June 30, 2013, we voluntarily discontinued hedge accounting for all interest rate swap agreements for which we had previously designated as cash flow hedges under GAAP.

Repurchase Agreements

Repurchase agreements increased a net $507.3 million from December 31, 2012 to June 30, 2013 due to additional borrowings to finance our purchases of investments during the six months ended June 30, 2013. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Supplemental Information

The tables below present the allocation of our shareholders' equity to our assets and liabilities. The allocation of shareholders' equity is determined by subtracting the associated financing for each asset from that asset's carrying basis:

	As of June 30, 2013
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,976,866	$3,569,150	$407,716	67.1%
Non-Agency MBS	582,457	490,044	92,413	15.2%
Securitized mortgage loans	62,083	36,832	25,251	4.2%
Other investments	5,782	—	5,782	1.0%
Derivative assets (liabilities)	14,860	21,192	(6,332)	(1.0)%
Cash and cash equivalents	29,343	—	29,343	4.8%
Other assets/other liabilities	77,880	24,816	53,064	8.7%
	$4,749,271	$4,142,034	$607,237	100.0%

	As of December 31, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,492,659	$3,057,634	$435,025	70.5%
Non-Agency MBS	611,322	493,188	118,134	19.2%
Securitized mortgage loans	70,823	43,810	27,013	4.4%
Other investments	858	—	858	0.1%
Derivative assets (liabilities)	—	42,537	(42,537)	(6.9)%
Cash and cash equivalents	55,809	—	55,809	9.1%
Other assets/other liabilities	48,758	26,350	22,408	3.6%
	$4,280,229	$3,663,519	$616,710	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades as of the date indicated, and non-recourse collateralized financing.  Associated financing for derivative instruments represents the fair value of the interest rate swap agreements in a liability position.

The tables below present the allocation of our invested capital by type of investment:

	As of June 30, 2013
(amounts in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$3,140,002	$2,921,973	$218,029	41.0%
CMBS and loans	806,379	632,724	173,655	32.7%
CMBS IO	680,807	541,329	139,478	26.3%
	$4,627,188	$4,096,026	$531,162	100.0%

	As of December 31, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,624,897	$2,405,131	$219,766	37.8%
CMBS and loans	869,643	658,399	211,244	36.4%
CMBS IO	681,122	531,102	150,020	25.8%
	$4,175,662	$3,594,632	$581,030	100.0%

RESULTS OF OPERATIONS

During the second quarter of 2013, we reported net income of $29.4 million, or $0.54 per common share versus $18.4 million, or $0.34 per common share for the first quarter of 2013, and our return on average common equity ("ROAE") increased to 21.0% compared to 13.0% for the first quarter of 2013. Our net income and ROAE increased primarily from our fair value adjustments, net of $10.8 million, which includes $11.0 million related to increases in fair value from the four trading swaps we entered into during the second quarter of 2013.

The following table summarizes the average annualized yield by type of MBS investment for the second quarter of 2013 and for each of the preceding four quarters:

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Average annualized yields:
RMBS	1.91%	2.05%	2.09%	2.17%	2.36%
CMBS	4.75%	4.73%	4.81%	4.88%	4.87%
CMBS IO	4.53%	4.61%	4.67%	5.08%	5.56%
All other investments	5.44%	5.36%	5.08%	5.31%	4.97%
Costs of financing	(1.11)%	(1.15)%	(1.11)%	(1.12)%	(1.11)%
Net interest spread	1.75%	1.89%	1.93%	2.00%	2.18%

Our net interest income decreased slightly to $22.4 million for the second quarter of 2013 compared to $22.5 million for the first quarter of 2013. Yields earned on new purchases during the quarter, which were mostly Agency Hybrid ARMs, lowered the overall weighted average yield earned on our entire portfolio versus last quarter and more than offset our lower financing costs as a percentage of their respective average balances.  The lower yield earned on the securities we purchased reflect the higher prices that existed during the second quarter as competition for high quality fixed income securities continues to increase. The decline in our average cost of financing of 0.04% for second quarter compared to the first quarter was more than offset by the increase in the average balance of our liabilities, which increased as a result of financing our investment purchases.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Interest Income - Agency MBS

The following table provides the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	June 30,
	2013			2012
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$14,889	$2,987,912	1.90%	$12,028	$2,179,151	2.33%
Repurchase financing	(2,837)	(2,778,160)	(0.40)%	(1,851)	(1,992,731)	(0.37)%
Hedging cost	(1,603)		(0.23)%	(1,616)		(0.32)%
Net interest income/spread	$10,449		1.27%	$8,561		1.64%

Agency CMBS	$3,016	$336,549	3.54%	$2,996	$309,074	3.69%
Repurchase financing	(253)	(267,465)	(0.37)%	(213)	(254,963)	(0.33)%
Hedging cost	(1,921)		(2.85)%	(1,125)		(1.75)%
Net interest income/spread	$842		0.32%	$1,658		1.61%

Agency CMBS IO	$7,039	$579,256	4.54%	$3,157	$267,151	5.06%
Financing	(1,520)	(474,625)	(1.27)%	(663)	(218,978)	(1.20)%
Net interest income/spread	$5,519		3.27%	$2,494		3.86%

Total Agency MBS	$24,944	$3,903,717	2.43%	$18,181	$2,755,376	2.75%
Total repurchase financing	(4,610)	(3,520,250)	(0.52)%	(2,727)	(2,466,672)	(0.44)%
Total hedging cost	(3,524)		(0.39)%	(2,741)		(0.44)%
Total net interest income/spread: Agency MBS	$16,810		1.52%	$12,713		1.87%

(1)	Expense amounts and related rates for hedging cost represent interest rate swap expenses used to hedge interest rate risk from repurchase agreement borrowings used to finance respective MBS purchases.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses as well as securities pending settlement.

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

The increase in our interest income from Agency MBS for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is due to the growth of our Agency MBS portfolio from our purchases of $2.2 billion of Agency MBS during the last twelve months. Our net interest spread, however, declined due to lower yields on the Agency RMBS purchased during the last twelve months compared to the yields on our Agency MBS during the three months ended June 30, 2012 as well as resets in the coupon rates over the last twelve months on our Agency ARMs. These lower yields reflect lower market rates and lower weighted average coupons, particularly on our Agency RMBS.

Our Agency CMBS IO investments positively impacted our overall Agency MBS effective yield by 37 basis points for the three months ended June 30, 2013 even though effective yields on Agency CMBS IO declined to 2.43% from 2.75% for the three months ended June 30, 2012. This decline is primarily the result of a lower weighted average coupon from 1.17% on our Agency CMBS IO portfolio as of June 30, 2012 to 0.87% as of June 30, 2013.

Our repurchase agreement financing cost for Agency MBS has increased $1.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase is due to our increased use of repurchase agreement financing to fund our Agency MBS purchases over the past twelve months. In addition, the average rate on the repurchase agreements has increased approximately 8 basis points for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This higher cost of financing is due to the overall higher market rates on repurchase agreements in 2013 versus 2012. Repurchase agreement rates are higher in general as lenders have begun to pass through increased regulatory compliance costs to the borrowers and also due to competition for financing.

The increase in average rate on our repurchase agreements for Agency MBS was partially offset by a decrease of 5 basis points on the cost of our interest rate swap hedges. Although our expenses related to our interest rate swaps have increased to $3.5 million for the three months ended June 30, 2013 from $2.7 million for the comparable period in 2012, we hedged less of a percentage of our repurchase agreement borrowings for the overall Agency portfolio during the three months ended June 30, 2013, thereby reducing hedging costs to 0.39% for the three months ended June 30, 2013 from 0.44% for the comparable period in 2012. Since June 30, 2012, we have added an additional $130.0 million in interest rate swap agreements to hedge our increase in interest rate risk resulting from additional repurchase agreement borrowings used to finance our Agency CMBS purchases of $121.8 million over the past twelve months. This resulted in an increase of $0.8 million in hedging costs or 1.10% of the decrease in the net interest spread for Agency CMBS for the three months ended June 30, 2013 compared to the same period in 2012. While these additional hedges significantly impacted the net interest spread on our Agency CMBS, the impact on our overall Agency MBS portfolio was minimal as the majority of our repurchase agreement borrowings over the past year have been to finance Agency RMBS purchases of $1.8 billion for which we did not increase hedging.

Net Interest Income – Non-Agency MBS

The following table provides the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Three Months Ended
	June 30,
	2013			2012
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$164	$13,184	4.99%	$247	$17,065	5.60%
Repurchase financing	(49)	(10,354)	(1.89)%	(59)	(12,722)	(1.82)%
Net interest income/spread	$115		3.10%	$188		3.78%

Non-Agency CMBS	$6,579	$471,237	5.62%	$5,914	$390,599	5.81%
Repurchase & other financing	(1,605)	(408,989)	(1.53)%	(1,378)	(317,672)	(1.77)%
Hedging cost	(1,169)		(1.13)%	(768)		(0.96)%
Net interest income/spread	$3,805		2.96%	$3,768		3.08%

Non-Agency CMBS IO	$1,281	$112,085	4.47%	$1,177	$64,442	7.64%
Repurchase financing	(363)	(91,691)	(1.57)%	(211)	(51,432)	(1.62)%
Net interest income/spread	$918		2.90%	$966		6.02%

Total non-Agency MBS	$8,024	$596,506	5.39%	$7,338	$472,106	6.05%
Total repurchase & other financing	(2,017)	(511,034)	(1.54)%	(1,648)	(381,826)	(1.75)%
Total hedging cost	(1,169)		(0.91)%	(768)		(0.80)%
Total net interest income/spread: non-Agency MBS	$4,838		2.94%	$4,922		3.50%

(1)	Expense amounts and related rates for hedging cost represent interest rate swap expenses used to hedge interest rate risk from repurchase agreement borrowings used to finance respective MBS purchases.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses as well as securities pending settlement.

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

Our interest income from non-Agency MBS increased $0.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to a higher average balance as a result of purchases of $210.9 million of these investments subsequent to June 30, 2012. Our effective yield earned on our non-Agency MBS portfolio, however, has decreased 0.66% compared to the three months ended June 30, 2012. As with Agency MBS, this is primarily the result of purchasing non-Agency MBS at higher premiums and with lower weighted average coupons over the last twelve months.

Our interest expense from non-Agency also increased $0.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to a higher average balance of repurchase agreement borrowings used to finance our non-Agency MBS purchases. However, the weighted average rate of financing for our non-Agency MBS decreased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 because the majority of our new financing was for non-Agency CMBS purchases of Freddie Mac Multifamily K Certificates. We experienced lower overall financing rates for these securities as more counterparties began offering financing for them.

The benefit of lower repurchase agreement financing rates for non-Agency CMBS was partially offset by an increase in our expenses from interest rate swaps used to hedge our interest rate risk exposure from repurchase agreement borrowings collateralized by non-Agency CMBS. We increased the notional amount of our interest rate swap hedges on non-Agency CMBS borrowings to $325.0 million as of June 30, 2013 with a weighted average pay fixed rate of 1.62% as of June 30, 2013 from $250.0 million with a weighted average pay fixed rate of 1.31% as of June 30, 2012.

Gain on Sale of Investments, Net

The following table provides information related to our gain on sale of investments, net for the periods indicated:

	Three Months Ended
	June 30,
	2013		2012
(amounts in thousands)	Amortized cost basis sold	Gain (loss) on sale, net	Amortized cost basis sold	Gain on sale, net
Type of Investment
Agency RMBS	$4,496	(254)	—	—
Agency CMBS	11,948	89	—	—
Agency CMBS IO	62,727	1,177	—	—
Non-Agency RMBS	5,631	(340)
Non-Agency CMBS	69,801	1,359	—	—
Securitized mortgage loan liquidation	—	—	3,301	1,868
Freddie Mac Senior Unsecured Reference Notes	—	—	50,748	719
	$154,603	$2,031	$54,049	$2,587

We sold investments during the second quarter as part of our ordinary portfolio reallocation. In addition, during the latter part of the quarter we sold investments to maintain our leverage discipline as declines in the value of our MBS as a result of the increase in interest rates and credit spread widening decreased our shareholders' equity (through reducing accumulated comprehensive income), increasing our overall leverage.

Fair Value Adjustments, Net

Fair value adjustments, net for the three months ended June 30, 2013 includes an increase of $11.4 million related to interest rate swap agreements that we have designated as trading securities compared to a decrease of $0.5 million for the interest rate swap agreements designated as trading during the three months ended June 30, 2012. The majority of this increase is due to the four additional interest rate swap agreements we entered into during the second quarter of 2013. Because we have voluntarily discontinued hedge accounting of the remainder of our interest rate swap agreements effective June 30, 2013, future changes in fair value for those de-designated hedges will be recorded as "fair value adjustments, net".

We also recorded a decrease of $0.6 million in the fair value of our Agency CMBS designated as trading securities during the three months ended June 30, 2013 compared to an increase of $0.6 million during the three months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 increased approximately $0.8 million compared to the three months ended June 30, 2012. The majority of this increase is due to increased incentive compensation expenses. General and administrative expenses as a percentage of shareholder's equity was 0.57% for the three months ended June 30, 2013, the same as for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Interest Income - Agency MBS

The following table provides the results of our Agency MBS investments and related financings by type of collateral for the periods indicated:

	Six Months Ended
	June 30,
	2013			2012
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield (Rate)(3)
Agency RMBS	$28,306	$2,777,491	1.99%	$24,568	$1,956,703	2.50%
Repurchase financing	(5,450)	(2,587,240)	(0.42)%	(3,161)	(1,784,488)	(0.35)%
Hedging cost	(3,182)		(0.24)%	(3,155)		(0.35)%
Net interest income/spread	$19,674		1.33%	$18,252		1.80%

Agency CMBS	$6,049	$334,177	3.58%	$5,733	$303,666	3.67%
Repurchase financing	(518)	(279,903)	(0.37)%	(406)	(249,994)	(0.32)%
Hedging cost	(3,309)		(2.35)%	(2,127)		(1.68)%
Net interest income/spread	$2,222		0.86%	$3,200		1.67%

Agency CMBS IO	$14,757	$569,845	4.84%	$4,806	$207,213	4.88%
Repurchase financing	(2,980)	(458,227)	(1.29)%	(1,039)	(169,250)	(1.21)%
Net interest income/spread	$11,777		3.55%	$3,767		3.67%

Total Agency MBS	$49,112	$3,681,513	2.57%	$35,107	$2,467,582	2.84%
Total repurchase financing	(8,948)	(3,325,370)	(0.54)%	(4,606)	(2,203,732)	(0.41)%
Total hedging cost	(6,491)		(0.39)%	(5,282)		(0.48)%
Total net interest income/spread: Agency MBS	$33,673		1.64%	$25,219		1.95%

(1)	Expense amounts and related rates for hedging cost represent interest rate swap expenses used to hedge interest rate risk from repurchase agreement borrowings used to finance respective MBS purchases.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses as well as securities pending settlement.

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

The increase in our interest income from Agency MBS for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is due to the growth of our Agency MBS portfolio from our purchases of $2.2 billion of Agency MBS during the last twelve months. Our net interest spread, however, declined due to lower yields on the Agency RMBS purchased during the last twelve months compared to the yields on our Agency MBS during the six months ended June 30, 2012 as well as resets in the coupon rates over the last twelve months on our Agency ARMs.

Similar to the three months ended June 30, 2013 compared to the same period in 2012, our repurchase agreement financing cost for Agency MBS has increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to a higher average balance as well as a higher weighted average rate on our borrowings. The weighted average rate increased approximately 13 basis points for the six months ended June 30, 2013 compared to the same period in 2012. This higher cost of financing is due to the overall higher market rates on repurchase agreements in 2013 versus 2012. Repurchase agreement rates are higher in general as lenders have begun to pass through increased regulatory compliance costs to the borrowers and also due to competition for financing.

The increase in average rate on our repurchase agreements for Agency MBS was partially offset by a decrease of 8 basis points on the cost of our interest rate swap hedges. Although our expenses related to our interest rate swaps have increased $1.2 million to $6.5 million for the six months ended June 30, 2013 from $5.3 million for the comparable period in 2012, we hedged less of a percentage of our repurchase agreement borrowings for the overall Agency portfolio during the six months ended June 30, 2013 compared to the same period in 2012, thereby reducing hedging costs to 0.39% from 0.48%, respectively.

Net Interest Income – Non-Agency MBS

The following table provides the results of our non-Agency MBS investments and related financings by type of collateral for the periods indicated:

	Six Months Ended
	June 30,
	2013			2012
(amounts in thousands)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)	Income (Expense) (1)	Average Balance(2)	Effective Yield/Rate(3)
Non-Agency RMBS	$304	$11,610	5.26%	$475	$16,367	5.70%
Repurchase financing	(83)	(8,873)	(1.87)%	(112)	(12,022)	(1.84)%
Net interest income/spread	$221		3.39%	$363		3.86%

Non-Agency CMBS	$13,045	$463,303	5.60%	$12,017	$371,475	5.82%
Repurchase and other financing	(3,099)	(394,273)	(1.57)%	(2,818)	(302,759)	(1.83)%
Hedging cost	(2,304)		(1.16)%	(1,493)		(0.98)%
Net interest income/spread	$7,642		2.87%	$7,706		3.01%

Non-Agency CMBS IO	$2,546	$109,534	4.60%	$2,383	$59,201	8.18%
Repurchase financing	(710)	(89,064)	(1.59)%	(385)	(46,382)	(1.64)%
Net interest income/spread	$1,836		3.01%	$1,998		6.54%

Total non-Agency MBS	$15,895	$584,447	5.41%	$14,875	$447,043	6.13%
Total repurchase & other financing	(3,892)	(492,210)	(1.58)%	(3,315)	(361,163)	(1.81)%
Total hedging cost	(2,304)		(0.93)%	(1,493)		(0.82)%
Total net interest income/spread: non-Agency MBS	$9,699		2.90%	$10,067		3.50%

(1)	Expense amounts and related rates for hedging cost represent interest rate swap expenses used to hedge interest rate risk from repurchase agreement borrowings used to finance respective MBS purchases.

(2)	Average balances are calculated as a simple average of the daily amortized cost basis and exclude unrealized gains and losses as well as securities pending settlement.

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

Our interest income from non-Agency MBS increased $1.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to a higher average balance as a result of purchases of $210.9 million of these investments subsequent to June 30, 2012. Our effective yield earned on our non-Agency MBS portfolio for the six months ended June 30, 2013, however, has decreased 0.72% compared to the six months ended June 30, 2012. As with Agency MBS, this is primarily the result of purchasing non-Agency MBS at higher premiums and with lower weighted average coupons over the last twelve months.

Our interest expense from non-Agency increased $0.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to a higher average balance of repurchase agreement borrowings used to finance our non-Agency MBS purchases. However, the weighted average rate of financing for our non-Agency MBS decreased 23 basis points for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 because the majority of our new financing was for non-Agency CMBS purchases of Freddie Mac Multifamily K Certificates. We experienced lower overall financing rates for these securities as more counterparties began offering financing for them.

The benefit of lower repurchase agreement financing rates for non-Agency CMBS was partially offset by an increase in our expenses from interest rate swaps used to hedge our interest rate risk exposure from repurchase agreement borrowings collateralized by non-Agency CMBS. We increased the notional amount of our interest rate swap hedges on non-Agency CMBS borrowings to $325.0 million as of June 30, 2013 with a weighted average pay fixed rate of 1.62% as of June 30, 2013 from $250.0 million with a weighted average pay fixed rate of 1.31% as of June 30, 2012.

Gain on Sale of Investments, Net

The following table provides information related to our gain on sale of investments, net for the periods indicated:

	Six Months Ended
	June 30,
	2013		2012
(amounts in thousands)	Amortized cost basis sold	Gain (loss) on sale, net	Amortized cost basis sold	Gain on sale, net
Type of Investment
Agency RMBS	$4,496	(254)	$—	$—
Agency CMBS	13,908	81	—	—
Agency CMBS IO	80,960	1,530	—	—
Non-Agency RMBS	5,631	(340)
Non-Agency CMBS	79,374	2,405	—	—
Securitized mortgage loan liquidation	—	—	3,301	1,868
Freddie Mac Senior Unsecured Reference Notes	—	—	99,966	1,070
	$184,369	$3,422	$103,267	$2,938

Fair Value Adjustments, Net

For the six months ended June 30, 2013, our fair value adjustments, net includes $11.3 million net unrealized gains related to changes in fair value of our interest rate swap agreements designated as trading. Partially offsetting this increase was a decrease of $0.7 million related to changes in fair value of our Agency CMBS designated as trading securities for the six months ended June 30, 2013. For the six months ended June 30, 2012, our fair value adjustments, net of $(0.1) million consisted of net unrealized losses of $(0.6) million related to the changes in fair value of our derivative instruments designated as trading securities partially offset by unrealized gains of $0.5 million related to changes in fair value of our Agency CMBS designated as trading securities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 increased approximately $1.5 million, or 24%, compared to the six months ended June 30, 2012. The majority of this increase is due to increased incentive compensation expenses.

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

Our available liquid assets as of June 30, 2013 were $164.3 million compared to $186.0 million as of December 31, 2012. As of June 30, 2013, our liquid assets consist of unrestricted cash and cash equivalents of $29.3 million, $124.4 million in unencumbered Agency MBS, and $10.6 million of cash collateral received on derivative positions. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (which is discussed below). We monitor our current and forecasted available liquidity on a daily basis. Our liquid assets may fluctuate from period to period based on our investment activities and whether we have recently raised, but not yet deployed, equity capital. From a trend standpoint, we have modestly increased our leverage over the last several quarters which will reduce our available liquid assets. However, we will maintain sufficient liquidity based on the sensitivity analysis and debt-to-equity requirements discussed below, to support our operations and meet our anticipated liquidity needs.

We perform sensitivity analysis on our liquidity based on changes in the value of our investments due to changes in interest rates, market credit spreads, lender haircuts and prepayment speeds. We also closely manage our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of three (3) to ten (10) times our invested equity capital depending on the investment type.   Our maximum target leverage is up to ten (10) times our invested capital for Agency RMBS, eight (8) times for Agency CMBS and five (5) times for Agency CMBS IO. With respect to non-Agency MBS, our maximum target leverage is up to five (5) times our invested capital in non-Agency CMBS and RMBS, and up to four (4) times our invested capital in non-Agency CMBS IO. The maximum targets represent fixed limits for leveraging our investment capital. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to seven (7) times our shareholders' equity. On an enterprise-wide basis, our total liabilities-to-shareholders' equity increased to 6.8 times as of June 30, 2013 from 6.3 times as of March 31, 2013 as a result of the decline in the value of our investment securities which reduced shareholders' equity through the reduction of accumulated other comprehensive income. During the third quarter of 2013 we expect to reduce our overall enterprise wide leverage to 6.5 times or below, assuming that there is not volatility in asset prices during the quarter which could impact our ability to reduce the leverage level of the Company. Our master repurchase agreement with one of our counterparties limits our total liabilities to 7 times our shareholders' equity measured on a quarter-end basis. We had approximately $164.0 million in borrowings with this counterparty as of June 30, 2013. If we had violated this covenant, we would have had to refinance the borrowings using other available counterparties.

In general, we have had ample sources of liquidity to fund our activities and operations. The ability to fund our operations depends in large measure on the availability of credit through repurchase agreement financing. Credit markets in general are stable and there is ample availability. However, these markets remain susceptible to exogenous shocks as was experience in the financial crisis in 2008 and 2009. In addition, regulatory reform in the form of Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the availability of credit.  In times of severe market stress, repurchase agreement availability could rapidly be reduced and the terms on which we can borrow could be materially altered. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

The following table presents certain quantitative information regarding our short-term borrowings (excluding interest rate swap expense) under repurchase agreements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2013	2012	2013	2012
Average balance outstanding	$4,042,340	$2,885,215	$3,828,518	$2,616,631
Weighted average borrowing rate (excludes interest rate swap expense)	0.63%	0.60%	0.65%	0.58%
Maximum balance outstanding	$4,255,294	$3,112,966	$4,255,294	$3,112,966

Our repurchase agreement borrowings generally have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of June 30, 2013, we had 29 repurchase agreement counterparties and $4.1 billion in repurchase agreement borrowings outstanding with 21 of those counterparties at a weighted average borrowing rate of 0.60%.  As of December 31, 2012, we had $3.6 billion outstanding with 19 counterparties at a weighted average borrowing rate of 0.70%.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of June 30, 2013:

(amounts in thousands)	Repurchase Agreement Amount Outstanding	Market Value of Collateral Pledged
North America	$2,549,123	$2,797,684
Asia	884,145	932,840
Europe	638,124	700,287
	$4,071,392	$4,430,811

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut" (and which we also refer to as equity at risk). The amount of haircut posted, particularly for non-Agency MBS, is based on the quality and type of collateral being pledged. Our weighted average haircut has decreased from 7.4% as of December 31, 2012 to 6.6% as of June 30, 2013 for repurchase agreements collateralized by Agency MBS and remained relatively stable at 19.7% as of June 30, 2013 from 19.5% as of December 31, 2012 for repurchase agreements collateralized by non-Agency MBS. We have not otherwise experienced any changes in haircuts by our lenders due to market conditions, credit risk, or otherwise.

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

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom the Company had the greatest amounts of equity at risk as of June 30, 2013 and as of December 31, 2012:

	June 30, 2013
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Bank, NA and affiliates	$432,259	$100,254
JP Morgan Securities, LLC	250,002	37,531
Credit Suisse Securities LLC	221,170	37,339
Bank of America Securities LLC	333,148	35,024
Nomura Securities International, Inc.	296,142	22,910
Remaining counterparties	2,538,671	125,910
	$4,071,392	$358,968

	December 31, 2012
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Bank, NA and affiliates	$365,470	$110,708
Bank of America Securities LLC	287,319	37,623
Credit Suisse Securities LLC	245,220	52,037
Nomura Securities International, Inc.	206,201	21,266
JP Morgan Securities, LLC	199,389	36,097
Remaining counterparties	2,260,529	113,645
	$3,564,128	$371,376

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

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. As noted above, we have one repurchase agreement lender which requires that we maintain our enterprise level leverage as of quarter end at less than 7 times our shareholders' equity. Our overall debt was 6.8 times our shareholders' equity as of June 30, 2013.

Derivatives

Our interest rate swap agreements require us to post initial margin at inception and variation margin based on subsequent changes in the value of the swap. The collateral posted as margin typically is in the form of cash, Agency MBS, or Treasury securities. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us or return our collateral (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of June 30, 2013, we had Agency MBS with a fair value of $21.2 million posted as credit support under these agreements, and we had $12.3 million of cash and securities posted as collateral to us.

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

 Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  As of December 31, 2012, we had an estimated NOL carryfoward of $135.9 million. We may utilize our NOL carryforward to offset our REIT distribution requirements, subject to a limitation of $13.4 million per year.

Contractual Obligations

There have been no material changes in our contractual obligations since December 31, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2013, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

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

We make forward-looking statements in this Quarterly Report on Form 10-Q regarding:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations;

•	Monetary policy of the Federal Reserve;

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in our Annual Report on Form 10-K for the year ended December 31, 2012, particularly those set forth under Part I, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•	actual or anticipated changes in Federal Reserve monetary policy;

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

We attempt to manage our exposure to changes in interest rates by investing in instruments that have shorter maturities or interest reset dates, entering into hedging transactions and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors.  Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration has drifted outside of our target range at various times due to changes in market conditions, changes in actual or expected prepayment rates on our investments, changes in interest rates, changes in market credit spreads, and activity in our investment portfolio.  In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

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

Effect of Changes in Interest Rates on Net Interest Income and Market Value.  The table below shows the sensitivity of our projected net interest income and the projected market value of our investments (for those carried at fair value on our balance sheet, including all derivative instruments) as they existed as of June 30, 2013 based on an instantaneous parallel shift in market interest rates as set forth in the table. The "percentage change in projected net interest income" included in the table below is based on estimated changes to the projected net interest income on the investment portfolio over the next twenty-four (24) months. Apart from the changes in interest rates, the net interest income projections are based upon a variety of other assumptions including investment prepayment speeds, credit performance, market credit spreads, and the availability of financing over the projected period.   The "percentage change in projected market value" included in the table below is based on the immediate change in market value of the investment portfolio based on the instantaneous shift in market interest rates. The projections for market value do not not assume any change in market credit spreads.

The table below assumes a static portfolio and does not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity by the Company.  As stated earlier, it is important to note that it also assumes an instantaneous parallel shift in interest rates. Changes in types of investments, changes in future interest rates, changes in market credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings may cause actual results to differ significantly from the modeled results.  In addition, given the low interest rate environment existing as of June 30, 2013, the impact of increasing interest rates on market expectations of future changes in interest rates may cause declines in the market value of our investments (from widening credit spreads) that are not modeled in the table below. Other factors will also impact the table below, such as whether we raise additional capital or change our investment allocations or strategies. Accordingly, amounts shown below could differ materially from actual results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	June 30, 2013
Basis Point Change in Interest Rates	Percentage change in projected net interest income(1)	Percentage change in projected market value (2)
+100	(7.5)%	(2.1)%
+50	3.4%	(1.0)%
0	—%	—%
-50	3.3%	0.8%
-100	2.9%	1.4%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

Since June 30, 2013 we have entered into $450 million in Eurodollar contracts and approximately $175 million in interest rate swaps which has reduced our exposure to increasing interest rates, and may also reduce our benefit in any future declining interest rate environment. We entered into these contracts to reduce our exposure to further increases in interest rates.

Our adjustable rate investments have interest rates which are predominantly based on upon six-month and one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5%-6% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of June 30, 2013:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.0% to 10.0%	85.2%	1.0%	0.4%
>10.0% to 11.0%	11.6%	2.0%	15.3%
>11.0% to 12.1%	3.2%	5.0%-6.0%	84.3%
	100.0%		100.0%

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

The following table discloses the net premium (discount) by months until interest rate reset as well as the net premium (discount) as a percentage of par value (or notional value in the case of CMBS IO) for the Agency and non-Agency MBS designated as AFS in our investment portfolio as of June 30, 2013 and December 31, 2012:

(amounts in thousands)	June 30, 2013			December 31, 2012
Agency:	RMBS	CMBS	CMBS IO	RMBS	CMBS	CMBS IO
0-12 months to reset	$35,673	$—	$—	$35,675	$—	$—
Greater than 12 months to reset	134,564	—	—	101,505	—	—
Fixed rate	(12)	21,438	540,484	(13)	21,907	550,171
Total premium, net	$170,225	$21,438	$540,484	$137,167	$21,907	$550,171
Par/notional balance	$2,966,661	$281,095	$10,641,141	$2,425,826	$280,602	$10,059,495
Premium, net as a % of par value	5.7%	7.6%	5.1%	5.7%	7.8%	5.5%

Non-Agency:
0-12 months to reset	$—	$—	$—	$(406)	$—	$—
Fixed rate	$(353)	(18,436)	128,428	(375)	(17,313)	108,928
Total (discount) premium, net	$(353)	$(18,436)	$128,428	$(781)	$(17,313)	$108,928
Par/notional balance	$12,315	$448,973	$2,821,042	$11,411	$463,747	$2,393,614
(Discount) premium, net as a % of par value	(2.9)%	(4.1)%	4.6%	(6.8)%	(3.7)%	4.6%

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

The following table presents information on our non-Agency MBS by credit rating as of June 30, 2013:

	June 30, 2013
(amounts in thousands)	CMBS	CMBS IOs	RMBS	Weighted average
AAA	$76,028	$128,972	$—	35.2%
AA	44,283	1,646	—	7.9%
A	257,864	—	—	44.3%
Below A or not rated	61,600	—	12,064	12.6%

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

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of our investment securities and derivatives due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Securities in our investment portfolio are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income (loss) if the securities are deemed available for sale, or fair value, net in our statement of operations if the securities are viewed as trading. Regardless of how the investment is carried in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes, including maintaining appropriate collateral margins. The fair value of our securities fluctuates primarily due to changes in interest rates, changes in market credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we do not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio value given changes in market interest rates.

Fluctuations in market credit spreads will vary based on the type of investments. In general, market credit spreads will have less volatility for Agency MBS than non-Agency MBS. For the second quarter of 2013 we saw spread widening across all of our MBS investments. We saw less spread widening in hybrid ARMs within 60 months to reset and Agency CMBS and saw more spread widening in longer-to-reset Hybrid ARMs and non-Agency CMBS. The table below is a estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of June 30, 2013:

June 30, 2013
Basis Point Change in Market Credit Spreads	Percentage change in projected market value
+50	(2.2)%
+25	(1.1)%
0	—%
-25	1.2%
-50	2.3%

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

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county.  The plaintiffs in this matter alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax lien receivables.   The Court granted class action status and defined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  Amendments to the statute that governs the collection of delinquent tax liens in Pennsylvania, related case law, and GLS' filing of one or more successful motions for summary judgment resulted in the dismissal of certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and lien costs were assessed by GLS in its collection efforts pursuant to the prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claim against GLS regarding the reasonableness of the attorney fees. Plaintiffs subsequently appealed the dismissal to the Pennsylvania Commonwealth Court of Appeals ("Court of Appeals"). The claims made by plaintiffs on appeal included only the legality of charging and recovering attorneys' fees and tax lien revival and assignment costs from the class members. Plaintiffs had never enumerated their damages in this matter. On July 15, 2013, the Court of Appeals affirmed the Court of Common Pleas' ruling allowing GLS to recover attorney's fees and lien revival and assignment fees from the class members.  According to the Court of Appeals, the named representative plaintiffs may recover the attorneys' fees they paid GLS in order to stop the foreclosure action but only one of the two named plaintiffs ever paid any attorney fees to GLS and the amount was less than $3. The Court of Appeals also affirmed the finding that revival and assignment are collection tools that may be utilized by GLS as an assignee of the County and such fees are properly collected from the delinquent taxpayers. Plaintiffs had the right to file an application for re-argument to the Court of Appeals within 14 days of the filing of the Court's Order.  Plaintiffs may also file a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania within 30 days.

The Company, GLS, and Allegheny County are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania. The lawsuit relates to the activities of GLS in Allegheny County related to the purchase and collection of delinquent property tax lien receivables discussed above. The purported class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, and certain other fees and who sustained economic damages on and after August 14, 2003. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and / or Allegheny County are an unconstitutional taking of private property.  The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. The Company believes the claims are without merit and intends to defend against them vigorously in this matter. The same class previously filed substantially the same lawsuit in 2004 against GLS and Allegheny County (ACORN v. County of Allegheny and GLS Capital, Inc.), and that cased was dismissed by the Court of Common Pleas with prejudice on June 28, 2013.

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160 million “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2.1 million. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiff's appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160 million “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25.6 million damage award against DCI. On May 22, 2013, the Fifth Circuit vacated its order on February 13, 2013 and remanded the case to the trial court for entry of judgment against DCI and for a new trial with respect to attorney's fees and for costs and pre-judgment and post-judgment interest as determined by the trial court. The Fifth Circuit also affirmed the trial court's decision with respect to a take nothing judgment against the Company. DCI intends to appeal the matter to the Supreme Court of Texas to reverse the $25.6 million damage award. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

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

3.1.2	Articles of Amendment to the Restated Articles of Incorporation, effective April 15, 2013 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed April 16, 2013).
3.1.3	Articles of Amendment to the Restated Articles of Incorporation, effective June 11, 2013 (filed herewith).
3.2	Amended and Restated Bylaws, amended as of June 5, 2013 (filed herewith).
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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholder's Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 9, 2013	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2013	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)