Form 10-Q
period 2013-09-30
DYNEX CAPITAL INC
filed 2013-11-12
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Yes           ☐           No           ☒

On November 8, 2013, the registrant had 54,428,943 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

		Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	2

		Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	4

		Notes to the Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

	Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	52

	Item 1A.	Risk Factors	53

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 3.	Defaults Upon Senior Securities	54

	Item 4.	Mine Safety Disclosures	54

	Item 5.	Other Information	54

	Item 6.	Exhibits	56

SIGNATURES			57

i

PART I.	FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Mortgage-backed securities, at fair value (including pledged of $4,013,556 and $3,967,134, respectively)	$4,141,744	$4,103,981
Securitized mortgage loans, net	59,797	70,823
Other investments, net	1,305	858
	4,202,846	4,175,662
Cash and cash equivalents	39,608	55,809
Restricted cash	15,849	—
Derivative assets	12,908	—
Principal receivable on investments	18,267	17,008
Accrued interest receivable	22,167	23,073
Other assets, net	7,999	8,677
Total assets	$4,319,644	$4,280,229
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,674,850	$3,564,128
Non-recourse collateralized financing	21,148	30,504
Derivative liabilities	20,837	42,537
Accrued interest payable	2,433	2,895
Accrued dividends payable	16,632	16,770
Other liabilities	2,703	6,685
Total liabilities	3,738,603	3,663,519
Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding($56,250 aggregate liquidation preference)	54,251	—
Common stock, par value $.01 per share, 200,000,000 shares authorized; 54,426,049 and 54,268,915 shares issued and outstanding, respectively	544	543
Additional paid-in capital	761,862	759,214
Accumulated other comprehensive (loss) income	(34,363)	52,511
Accumulated deficit	(256,660)	(250,965)
Total shareholders' equity	581,041	616,710
Total liabilities and shareholders’ equity	$4,319,644	$4,280,229
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Mortgage-backed securities	$30,820	$27,254	$95,827	$77,236
Securitized mortgage loans	832	1,299	2,659	4,330
Other investments	14	21	52	405
	31,666	28,574	98,538	81,971
Interest expense:
Repurchase agreements	8,477	9,166	29,860	23,673
Non-recourse collateralized financing	241	308	760	1,043
	8,718	9,474	30,620	24,716

Net interest income	22,948	19,100	67,918	57,255
Provision for loan losses	—	(110)	(261)	(170)
Net interest income after provision for loan losses	22,948	18,990	67,657	57,085

Loss on derivative instruments, net	(24,019)	(333)	(12,683)	(907)
(Loss) gain on sale of investments, net	(825)	3,480	2,597	6,418
Fair value adjustments, net	150	297	(590)	778
Other income (loss), net	748	(177)	761	350
General and administrative expenses:
Compensation and benefits	(2,282)	(1,699)	(6,948)	(5,276)
Other general and administrative	(1,347)	(1,391)	(4,284)	(3,959)
Net (loss) income	$(4,627)	$19,167	$46,510	$54,489
Preferred stock dividends	(2,294)	(814)	(5,608)	(814)
Net (loss) income to common shareholders	$(6,921)	$18,353	$40,902	$53,675
Weighted average common shares:
Basic	54,904	54,367	54,728	52,752
Diluted	54,904	54,368	54,728	52,752
Net (loss) income per common share:
Basic	$(0.13)	$0.34	$0.75	$1.02
Diluted	$(0.13)	$0.34	$0.75	$1.02
Dividends declared per common share	$0.27	$0.29	$0.85	$0.86
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income	$(4,627)	$19,167	$46,510	$54,489
Other comprehensive income (loss):
Change in fair value of available-for-sale investments	(2,671)	44,905	(112,037)	80,671
Reclassification adjustment from accumulated other comprehensive income for loss (gain) on sale of investments, net	825	(3,275)	(2,597)	(3,275)
Change in fair value of cash flow hedges	—	(11,073)	16,381	(28,853)
Reclassification adjustment from accumulated other comprehensive income for cash flow hedges (including de-designated hedges)	2,583	3,827	11,379	10,602
Other comprehensive income (loss)	737	34,384	(86,874)	59,145
Comprehensive (loss) income	(3,890)	53,551	(40,364)	113,634
Dividends declared on preferred stock	(2,294)	(814)	(5,608)	(814)
Comprehensive (loss) income to common shareholders	$(6,184)	$52,737	$(45,972)	$112,820
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$46,510	$54,489
Adjustments to reconcile net income to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	906	(9,383)
(Decrease) increase in accrued interest payable	(462)	216
Provision for loan losses	261	170
Loss on derivative instruments, net	12,683	907
Gain on sale of investments, net	(2,597)	(6,418)
Fair value adjustments, net	590	(778)
Amortization and depreciation	102,258	58,999
Stock-based compensation expense	1,762	1,294
Net change in other assets and other liabilities	(3,907)	(2,347)
Net cash and cash equivalents provided by operating activities	158,004	97,149
Investing activities:
Purchase of investments	(1,325,082)	(2,454,851)
Principal payments received on investments	743,810	459,380
Increase in principal receivable on investments	(1,259)	(6,548)
Proceeds from sales of investments	327,962	185,485
Principal payments received on securitized mortgage loans	10,775	34,038
Net payments on derivatives not designated as hedges	(23,644)	—
Other investing activities	5,402	(3,001)
Net cash and cash equivalents used in investing activities	(262,036)	(1,785,497)
Financing activities:
Borrowings under repurchase agreements, net	110,409	1,577,943
Deferred borrowing costs paid	—	(825)
Principal payments on non-recourse collateralized financing	(9,502)	(39,773)
Increase in restricted cash	(15,849)	—
Proceeds from issuance of preferred stock	54,251	55,407
Proceeds from issuance of common stock	7,375	123,832
Cash paid for repurchases of common stock	(5,965)	—
Payments related to tax withholding for share-based compensation	(545)	—
Dividends paid	(52,343)	(42,289)
Net cash and cash equivalents provided by financing activities	87,831	1,674,295

Net decrease in cash and cash equivalents	(16,201)	(14,053)
Cash and cash equivalents at beginning of period	55,809	48,776
Cash and cash equivalents at end of period	$39,608	$34,723
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$22,065	$24,284

See notes to consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  The financial information included herein is unaudited; however, in the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2013.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated balance sheet as of December 31, 2012 now presents its Agency and non-Agency mortgage-backed securities as "mortgage-backed securities, at fair value". The Company's consolidated statements of income for the three and nine months ended September 30, 2012 now present interest income from Agency and non-Agency mortgage-backed securities together as "interest income: mortgage-backed securities". In addition, changes in fair value and other activity related to the Company's derivative instruments have been reclassified from "fair value adjustments, net" to "gain (loss) on derivative instruments, net". As a result, the respective amounts on the Company's consolidated statement of cash flows for the nine months ended September 30, 2012 have been changed to reflect this reclassification. These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

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
Restricted Cash
Restricted cash consists of cash the Company has pledged to cover initial and variation margin with its counterparties.
Investments

The Company’s investments include Agency mortgage-backed securities ("MBS"), non-Agency MBS, securitized mortgage loans, and other investments.

Agency MBS. The Company accounts for its investment in Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated at the time of acquisition as either “held-to-maturity,” “available-for-sale” or “trading”.  As of September 30, 2013, the majority of the Company's Agency MBS are designated as available-for-sale (or "AFS") with the remainder designated as trading.  Although the Company generally intends to hold its available-for-sale securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business.  The available-for-sale designation provides the Company with this flexibility.

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

Non-Agency MBS.  The Company accounts for its investment in non-Agency MBS in accordance with ASC Topic 320.  As of September 30, 2013, all of the Company’s non-Agency MBS are designated as available-for-sale and are recorded at their fair value on the consolidated balance sheet.  Changes in fair value are reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired. Like Agency MBS, the Company generally intends to hold its investments in non-Agency MBS until maturity, but it may, from time to time sell any of these securities as part of the overall management of its business.  Upon the sale of an available-for-sale security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

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

Other-than-Temporary Impairment. The Company evaluates all MBS in its investment portfolio for other-than-temporary impairments by applying the guidance prescribed in ASC Topic 320-10. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. If there has been a significant adverse change in the cash flow expectations for a security resulting in its amortized cost becoming greater than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and is not more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.

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

Derivative Instruments

The Company accounts for its derivative instruments in accordance with ASC Topic 815. ASC Topic 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

Effective June 30, 2013, the Company discontinued hedge accounting for derivative instruments which had previously been accounted for as cash flow hedges under ASC Topic 815. Activity up to and including June 30, 2013 for those agreements previously designated as cash flow hedges was recorded in accordance with cash flow hedge accounting as prescribed by ASC Topic 815, which states that the effective portion of the hedge relationship on an instrument designated as a cash flow hedge is reported in the current period's other comprehensive income while the ineffective portion is immediately reported in the current period’s consolidated statement of income. The balance remaining in AOCI related to the de-designated cash flow hedges is being recognized in the Company's consolidated statement of income as a portion of "interest expense" over the remaining life of the interest rate swap agreements. Subsequent to June 30, 2013 changes in the fair value of the Company's derivative instruments, plus periodic settlements, are recorded in the Company's consolidated statement of income as a portion of "(loss) gain on derivative instruments, net".

The Company has Eurodollar futures, which are valued based on closing exchange prices. Variation margin is exchanged daily to settle any changes in the value of the Eurodollar futures. Gains and losses associated with purchases and short sales of futures contracts are reported in "(loss) gain on derivative instruments, net", in our consolidated statements of income.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes(a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-10"). The new guidance permits the use of the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes and removes certain restrictions on being able to apply hedge accounting for similar hedges using different benchmark interest rates. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU does not have an impact on our derivatives and will not have a material impact on the Company's consolidated financial statements.
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

NOTE 2 – NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented on both a basic and diluted basis.  Diluted net (loss) income per common share assumes the exercise of stock options, if any were outstanding during the period presented, using the treasury stock method. Because the Company's Series A and Series B Cumulative Redeemable Preferred Stock are redeemable at the Company's option for cash only, and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net (loss) income per common share.

Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC 260-10 and therefore are included in the computation of basic net (loss) income per share using the two-class method.

The following table presents the calculation of the numerator and denominator for both basic and diluted net (loss) income per common share:

	Three Months Ended
	September 30,
	2013		2012
	Net Loss	Weighted-Average Common Shares	Net Income	Weighted- Average Common Shares
Net (loss) income	$(4,627)		$19,167
Preferred stock dividends	(2,294)		(814)
Net (loss) income to common shareholders	(6,921)	54,903,637	18,353	54,367,349
Effect of dilutive stock options	—	—	—	866
Diluted	$(6,921)	54,903,637	$18,353	54,368,215
Net (loss) income per common share:
Basic		$(0.13)		$0.34
Diluted		$(0.13)		$0.34

	Nine Months Ended
	September 30,
	2013		2012
	Net Income	Weighted-Average Common Shares	Net Income	Weighted- Average Common Shares
Net income	$46,510		$54,489
Preferred stock dividends	(5,608)		(814)
Net income to common shareholders	40,902	54,727,950	53,675	52,751,763
Effect of dilutive stock options	—	—	—	—
Diluted	$40,902	54,727,950	$53,675	52,751,763
Net income per common share:
Basic		$0.75		$1.02
Diluted (1)		$0.75		$1.02

(1)
For the nine months ended September 30, 2012, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following table presents the components of the Company’s MBS designated as AFS as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Par	Net Premium (Discount)	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Weighted average coupon
Agency:
RMBS	$2,723,084	$162,370	$2,885,454	$(56,407)	$2,829,047	3.26%
CMBS	261,440	19,844	281,284	11,941	293,225	4.82%
CMBS IO (1)	—	466,494	466,494	9,114	475,608	0.89%
Total Agency AFS:	2,984,524	648,708	3,633,232	(35,352)	3,597,880

Non-Agency:
RMBS	14,972	(351)	14,621	(33)	14,588	4.58%
CMBS	381,342	(17,213)	364,129	10,620	374,749	5.52%
CMBS IO (1)	—	123,172	123,172	2,377	125,549	0.87%
Total non-Agency AFS:	396,314	105,608	501,922	12,964	514,886

Total AFS securities	$3,380,838	$754,316	$4,135,154	$(22,388)	$4,112,766

(1)	The notional balance for Agency CMBS IO and non-Agency CMBS IO is $9,682,065 and $2,857,343, respectively, as of September 30, 2013.

	December 31, 2012
	Par	Net Premium (Discount)	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Weighted average coupon
Agency:
RMBS	$2,425,826	$137,168	$2,562,994	$8,343	$2,571,337	3.67%
CMBS	280,602	21,907	302,509	21,564	324,073	5.19%
CMBS IO (1)	—	550,171	550,171	17,009	567,180	0.95%
Total Agency AFS:	2,706,428	709,246	3,415,674	46,916	3,462,590

Non-Agency:
RMBS	11,411	(781)	10,630	408	11,038	4.28%
CMBS	463,747	(17,313)	446,434	39,908	486,342	5.31%
CMBS IO (1)	—	108,928	108,928	5,014	113,942	0.86%
Total non-Agency AFS:	475,158	90,834	565,992	45,330	611,322

Total AFS securities	$3,181,586	$800,080	$3,981,666	$92,246	$4,073,912

(1)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO is $10,059,495 and $2,393,614, respectively, as of December 31, 2012.

The Company has investments in additional Agency CMBS not included in the tables above that are designated as trading securities by the Company with fair values of $28,978 and $30,069 as of September 30, 2013 and December 31, 2012, respectively. Changes in the fair value of these Agency CMBS are recognized each reporting period within "fair value adjustments, net" in the Company's consolidated statements of income. As of September 30, 2013 and December 31, 2012, the amortized cost of these Agency CMBS designated as trading securities was $27,078 and $27,535, respectively. The Company recognized a net unrealized gain (loss) for the three and nine months ended September 30, 2013 of $96 and $(634), respectively, compared to a net unrealized gain of $283 and $716 for the three and nine months ended September 30, 2012, respectively, related to changes in fair value.

The following table presents certain information for those Agency MBS in an unrealized loss position as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$2,129,694	$(48,337)	164	$1,026,277	$(6,552)	83
Non-Agency MBS	126,846	(5,902)	23	13,877	(76)	3

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$558,070	$(17,718)	67	$271,719	$(5,797)	34
Non-Agency MBS	1,820	(100)	6	2,701	(198)	8

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2013 and December 31, 2012 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of September 30, 2013 or December 31, 2012.

NOTE 4 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of September 30, 2013 and December 31, 2012 by the fair value and type of securities pledged as collateral to the repurchase agreements:

	September 30, 2013
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,634,120	0.41%	2,721,562
Agency CMBS	234,633	0.39%	294,556
Agency CMBS IOs	377,977	1.17%	463,894
Non-Agency RMBS	10,932	1.80%	13,616
Non-Agency CMBS	298,548	1.29%	364,977
Non-Agency CMBS IO	97,584	1.68%	125,539
Securitization financing bonds	21,403	1.60%	24,853
Deferred costs	(347)	n/a	n/a
	$3,674,850	0.59%	$4,008,997

	December 31, 2012
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,365,982	0.48%	$2,458,200
Agency CMBS	248,771	0.47%	291,445
Agency CMBS IOs	443,540	1.22%	565,494
Non-Agency RMBS	7,808	1.84%	9,634
Non-Agency CMBS	382,352	1.34%	465,306
Non-Agency CMBS IOs	88,221	1.46%	113,942
Securitization financing bonds	28,113	1.64%	31,483
Deferred costs	(659)	n/a	n/a
	$3,564,128	0.70%	$3,935,504

The combined weighted average original term to maturity for the Company’s repurchase agreements increased to 91 days as of September 30, 2013 from 57 days as of December 31, 2012. The Company has been able to extend the maturity dates for its repurchase agreements due to discontinuing cash flow hedge accounting. The following table provides a summary of the original maturities as of September 30, 2013 and December 31, 2012:

Original Maturity	September 30, 2013	December 31, 2012
30 days or less	$486,150	$622,957
31 to 60 days	677,725	1,263,105
61 to 90 days	333,007	298,660
91 to 120 days	1,021,594	1,092,681
121 to 150 days	583,888	—
Greater than 150 days	572,833	287,384
	$3,675,197	$3,564,787

As of September 30, 2013, the Company had approximately 17% of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowing outstanding) with Wells Fargo Bank National Association together with its affiliate Wells Fargo Securities, LLC. The borrowings outstanding with that counterparty and its affiliates as of September 30, 2013 were $401,404 with a weighted average borrowing rate of 1.17%. Of the amount outstanding with this counterparty and its affiliate, $187,508 is under a two-year repurchase facility with Wells Fargo Bank National Association. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of September 30, 2013 was 1.44%. Shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties. Please see Note 10 regarding changes to the master repurchase agreement for this facility that occurred subsequent to September 30, 2013.

As of September 30, 2013, the Company had repurchase agreement amounts outstanding with 21 of its 31 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders.  To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of September 30, 2013.

NOTE 5 – DERIVATIVES

The Company utilizes a variety of derivative instruments to economically hedge a portion of its exposure to market risks, primarily interest rate risk. The principal instruments used to hedge these risks are interest rate swaps and Eurodollar futures. The objective of the Company's risk management strategy is to protect the Company's earnings from rising interest rates and to mitigate declines in book value resulting from fluctuations in the fair value of the Company's assets from changing interest rates. The Company seeks to limit its exposure to changes in interest rates but does not seek to eliminate this risk.
Effective June 30, 2013, the Company voluntarily discontinued hedge accounting for interest rate swaps which had previously been accounted for as cash flow hedges under GAAP. The Company discontinued hedge accounting for its interest rate swap agreements in order to gain greater flexibility in managing the maturities of its repurchase agreement borrowings. In addition, the Company began purchasing Eurodollar futures during the third quarter of 2013. Please refer to Note 1 for additional information related to the Company's accounting policy for its derivative instruments.
The table below summarizes information about the Company’s derivative instruments on its consolidated balance sheet as of the dates indicated:

			September 30, 2013
Type of Derivative Instrument	Accounting Designation	Balance Sheet Location:	Fair Value	Aggregate Notional Amount
Interest rate swaps	Non-hedging	Derivative assets	$12,908	$425,000

Interest rate swaps	Non-hedging		$(20,837)	$1,267,000
Eurodollar futures	Non-hedging		—	20,250,000
		Derivative liabilities	$(20,837)	$21,517,000
			December 31, 2012
Type of Derivative Instrument	Accounting Designation	Balance Sheet Location:	Fair Value	Aggregate Notional Amount
Interest rate swaps	Hedging		$(39,813)	$1,435,000
Interest rate swaps	Non-hedging		(2,724)	27,000
		Derivative liabilities	$(42,537)	$1,462,000
(1) Margin requirements from fluctuations in fair value of the Company's Eurodollar futures are settled daily with counterparties.

Information related to the volume of activity for our interest rate derivative instruments subsequent to December 31, 2012 is as follows:

(amounts in thousands)	Interest Rate Swaps	Eurodollar Futures
Notional amount as of December 31, 2012:	$1,462,000	$—
Additions:	380,000	22,100,000
Settlements, terminations, or expirations:	(150,000)	(1,850,000)
Notional amount as of September 30, 2013:(1)	$1,692,000	$20,250,000

(1)
The Eurodollar futures notional amount as of September 30, 2013 represents the total notional of the 3-month contracts with expiration dates from 2013 to 2020. The maximum notional outstanding for any 3-month period does not exceed $1,275,000.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of September 30, 2013:

Remaining Maturity	Notional Amount: Trading	Weighted-Average Fixed Rate Swapped
0-12 months	$435,000	1.26%
13-24 months	130,000	2.06%
25-36 months	260,000	1.96%
37-48 months	212,000	0.01%
49-60 months	15,000	2.17%
61-72 months	385,000	1.58%
73-84 months	25,000	1.61%
109-127 months	230,000	2.27%
	$1,692,000	1.64%

As of September 30, 2013, three of these agreements with a total notional balance of $150,000 and a weighted average pay-fixed rate of 2.17% are 10-year forward-starting swaps which will not be effective until 2014.

The tables below summarize the effect of the Company's interest rate derivatives reported in "(loss) gain on derivative instruments, net" on the Company's consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2013	2012	2013	2012
Interest rate swaps	$(6,225)	$(333)	$5,111	$(907)
Eurodollar futures	(17,794)	—	(17,794)	—
Loss on derivative instruments, net	$(24,019)	$(333)	$(12,683)	$(907)

Please refer to Note 10 for important information regarding derivative instruments the Company has terminated subsequent to September 30, 2013.

As a result of discontinuing hedge accounting, the net unrealized loss remaining in AOCI as of September 30, 2013 of $11,975 related to the interest rate swap agreements previously designated as cash flow hedges will be recognized into the Company's consolidated statement of income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company reclassified $2,583 from AOCI to its consolidated statement of income for the three months ended September 30, 2013. All forecasted transactions associated with interest rate swap agreements previously designated as cash flow hedges are expected to occur. No amounts have been reclassified to net income (loss) in any period in connection with forecasted transactions that are no longer considered probable of occurring. The Company estimates the net amount of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to earnings within the next 12 months is $7,911.

All of the Company's derivative instruments contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default of its derivative obligations. Additionally, the agreements outstanding with its derivative counterparties allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than one dollar as measured on a rolling two quarter basis. These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.

NOTE 6 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2013 and December 31, 2012:

Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2013
Derivative assets	$12,908	$—	$12,908	$(1,689)	$(11,219)	$—

December 31, 2012:
Derivative assets	$—	$—	$—	$—	$—	$—

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2013
Derivative liabilities	$20,837	$—	$20,837	$(20,175)	$(490)	$172
Repurchase agreements	3,674,850	—	3,674,850	(3,674,850)	—	—
	$3,695,687	$—	$3,695,687	$(3,695,025)	$(490)	$172

December 31, 2012:
Derivative liabilities	$42,537	$—	$42,537	$(42,499)	$(38)	$—
Repurchase agreements	3,564,128	—	3,564,128	(3,564,128)	—	—
	$3,606,665	$—	$3,606,665	$(3,606,627)	$(38)	$—
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

The following table presents the fair value of the Company’s assets and liabilities, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the periods indicated:

	September 30, 2013
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$4,141,744	$—	$4,039,331	$102,413
Derivative assets	12,908	—	12,908	—
Total assets carried at fair value	$4,154,652	$—	$4,052,239	$102,413
Liabilities:
Derivative liabilities	$20,837	$—	$20,837	$—
Total liabilities carried at fair value	$20,837	$—	$20,837	$—

	December 31, 2012
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$4,103,981	$—	$3,998,761	$105,220
Other investments	25	—	—	25
Total assets carried at fair value	$4,104,006	$—	$3,998,761	$105,245
Liabilities:
Derivative liabilities	$42,537	$—	$42,537	$—
Total liabilities carried at fair value	$42,537	$—	$42,537	$—

The Company’s valuation of its interest rate swaps is determined using the income approach. The primary input into the valuation represents the forward interest rate swap curve, which is considered an observable input and thus their fair values are considered Level 2 measurements. The Company's valuation of its Eurodollar futures is based on the closing exchange prices. Accordingly, these financial futures are classified as Level 1.

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of September 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Prepayment Speed		Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY		2.5%	35.0%	6.5%
Non-Agency RMBS	10	CPR	1.0%	19.9%	6.9%

(1)	Data presented are weighted averages.

The following tables present the activity of the instruments fair valued at Level 3 during the nine months ended September 30, 2013:

	Nine Months Ended
	September 30, 2013
	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of beginning of the period	$100,102	$5,118	$25	$105,245
Purchases	26,021	—	—	26,021
Sales/write-offs to net income	—	—	(25)	(25)
Unrealized (loss) gain included in OCI	(4,706)	(108)	—	(4,814)
Principal payments	(21,731)	(2,255)	—	(23,986)
(Amortization) accretion	(61)	33	—	(28)
Balance as of end of period	$99,625	$2,788	$—	$102,413

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the periods indicated:

	September 30, 2013		December 31, 2012
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$4,141,744	$4,141,744	$4,103,981	$4,103,981
Securitized mortgage loans, net	59,797	50,932	70,823	61,916
Other investments	1,305	1,305	858	810
Derivative assets	12,908	12,908	—	—
Liabilities:
Repurchase agreements	$3,674,850	$3,675,197	$3,564,128	$3,564,787
Non-recourse collateralized financing	21,148	20,855	30,504	30,756
Derivative liabilities	20,837	20,837	42,537	42,537

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of September 30, 2013 or December 31, 2012.

NOTE 8 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company declared its regular quarterly dividend of $0.53125 per share on its 8.50% Series A Cumulative Redeemable Preferred Stock and $0.4765625 per share on its 7.625% Series B Cumulative Redeemable Preferred Stock for the third quarter of 2013 payable on October 15, 2013 to shareholders of record as of October 7, 2013.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding since December 31, 2 012:

2013
Balance as of January 1, 2013	54,268,915
Common stock issued under DRIP	509,831
Common stock issued under ATM program	180,986
Common stock issued or redeemed under stock and incentive plans	270,158
Common stock forfeited for tax withholding on share-based compensation	(52,385)
Common stock repurchased during the period (weighted average price of $7.94 per share)	(751,456)
Balance as of September 30, 2013	54,426,049

The Company has approximately 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of September 30, 2013. The Company did not issue any common shares under this program during the three months ended September 30, 2013.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly dividends in shares of the Company’s stock and provides an opportunity for investors to purchase shares of the Company’s stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there are 2,472,324 shares remaining for issuance as of September 30, 2013. The Company declared a third quarter common stock dividend of $0.27 per share payable on October 31, 2013 to shareholders of record as of October 7, 2013. There was no discount for shares purchased through the DRIP during the third quarter of 2013.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2014, approximately $43,115 remains available as of September 30, 2013.

Incentive Plans.     Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, SARs, dividend equivalent rights, performance shares, incentive awards, and restricted stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 1,550,118 shares remain available for issuance as of September 30, 2013. Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2013 was $612 and $1,726, respectively, compared to $490 and $1,410, respectively, for the three and nine months ended September 30, 2012.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted stock outstanding as of beginning of period	526,803	454,117	448,283	365,506
Restricted stock granted	—	—	255,158	220,821
Restricted stock vested	(2,917)	(2,917)	(179,555)	(135,127)
Restricted stock outstanding as of end of period	523,886	451,200	523,886	451,200

 The restricted stock granted during the nine months ended September 30, 2013 and September 30, 2012 had fair values of $2,708 and $2,073, respectively, at their grant dates. As of September 30, 2013, the balance of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $3,951 of which $640 is expected to be amortized in the remaining three months of 2013, $1,643 in 2014, $1,155 in 2015, $447 in 2016, and $66 in 2017.

As of September 30, 2013, the Company also has 25,000 SARs outstanding which were granted pursuant to the Company's 2004 Stock Incentive Plan and are all vested and exercisable at their exercise price of $7.06 per share any time prior to their expiration date of December 31, 2013. No new awards may be granted under this plan. As of September 30, 2013 and December 31, 2012, the fair value of the Company’s outstanding SARs of $43 and $66, respectively, are recorded as liabilities on its consolidated balance sheet for the respective periods.

Additional Paid-In Capital

The following table presents a rollforward of the Company's changes in additional paid-in capital since December 31, 2012:

2013
Balance as of January 1, 2013	$759,214
Common stock issuances:
DRIP issuances	5,401
ATM issuances	1,954
Incentive plans	147
Adjustments related to tax withholding for share-based compensation	(545)
Common stock repurchases	(5,956)
Amortization of restricted stock, net of additional grants	1,736
Capitalized expenses	(89)
Balance as of September 30, 2013	$761,862

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of September 30, 2013 and December 31, 2012 is comprised of the following items:

	September 30, 2013	December 31, 2012
Available for sale investments:
Unrealized gains	$49,669	$104,869
Unrealized losses	(72,057)	(12,623)
	(22,388)	92,246
Hedging instruments:
Unrealized gains	3,779	—
Unrealized losses	(15,754)	(39,735)
	(11,975)	(39,735)
Accumulated other comprehensive income	$(34,363)	$52,511

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county.  The plaintiffs in this matter alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax lien receivables.   The Court granted class action status and defined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  Amendments to the statute that governs the collection of delinquent tax liens in Pennsylvania, related case law, and GLS' filing of one or more successful motions for summary judgment resulted in the dismissal of certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and lien costs were assessed by GLS in its collection efforts pursuant to the prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claim against GLS regarding the reasonableness of the attorney fees. Plaintiffs subsequently appealed the dismissal to the Pennsylvania Commonwealth Court of Appeals ("Court of Appeals"). The claims made by plaintiffs on appeal included only the legality of charging and recovering attorneys' fees and tax lien revival and assignment costs from the class members. Plaintiffs had never enumerated their damages in this matter. On July 15, 2013, the Court of Appeals affirmed the Court of Common Pleas' ruling allowing GLS to recover attorney's fees and lien revival and assignment fees from the class members.  According to the Court of Appeals, the named representative plaintiffs may recover the attorneys' fees they paid GLS in order to stop the foreclosure action but only one of the two named plaintiffs ever paid any attorney fees to GLS and the amount was less than $3. The Court of Appeals also affirmed the finding that revival and assignment are collection tools that may be utilized by GLS as an assignee of the County and such fees are properly collected from the delinquent taxpayers. Plaintiffs had the right to file an application for re-argument to the Court of Appeals or a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania. Plaintiffs failed to apply for re-argument or petition for appeal with the Supreme Court of Pennsylvania within the allotted time period, and therefore the Company considers this matter resolved.

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

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $250. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2,100. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiff's appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160,000 “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25,600 damage award against DCI. On May 22, 2013, the Fifth Circuit vacated its order on February 13, 2013 and remanded the case to the trial court for entry of judgment against DCI and for a new trial with respect to attorney's fees and for costs and pre-judgment and post-judgment interest as determined by the trial court. The Fifth Circuit also affirmed the trial court's decision with respect to a take nothing judgment against the Company. DCI has appealed the matter to the Supreme Court of Texas to reverse the $25,600 damage award. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and has determined that there have been no significant events or circumstances that qualify as a "recognized" subsequent event as defined by ASC Topic 855. Management has determined that the following events or circumstances qualify as "nonrecognized" subsequent events as defined by ASC Topic 855:

Effective October 1, 2013, the Company amended its master repurchase agreement with Wells Fargo Bank, N.A. to extend the termination date to August 6, 2015 and increase the aggregate maximum borrowing capacity to $250,000.

Subsequent to September 30, 2013, the Company terminated interest rate swaps with a combined notional of $902,000.

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

RMBS. The Company's RMBS investments currently consist predominantly of Agency RMBS and to a lesser extent non-Agency RMBS. Agency RMBS include hybrid Agency adjustable-rate mortgage loans ("ARMs") and Agency ARMs.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable-rate mortgage loans which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable-rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period. The Company may also invest in fixed-rate Agency RMBS from time to time. Additionally, the Company invests in non-Agency RMBS which generally resemble similar types of Agency ARMs, but lack a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity.

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

CMBS. The Company's Agency and non-Agency CMBS are collateralized by first mortgage loans and are comprised of substantially fixed-rate securities. The majority of the loans collateralizing our CMBS are secured by multifamily properties. Typically these loans have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty).  Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay. Amounts required to be paid decline over time however, and as loans age, interest rates decline, or market values of the collateral supporting the loan increase, prepayment penalties may not serve as a meaningful economic disincentive to the borrower.

CMBS IO. A portion of the Company's Agency and non-Agency CMBS also include interest only securities ("IOs") which represent the right to receive excess interest payments (but not principal cash flows) based on the underlying unpaid principal balance of the underlying pool of mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. CMBS IO securities generally have prepayment protection in the form of lock-outs, prepayment penalties, or yield maintenance associated with the underlying loans similar to CMBS described above. Like CMBS, yield maintenance and prepayment penalties required to be paid decline over time, and as loans age, interest rates change, or market values of the collateral supporting the loan increase, prepayment penalties may not serve as a meaningful economic disincentive to the borrower.

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio, including the amount of net interest income we earn and fluctuations in investment values, will depend on many factors, many of which are beyond our control. These factors include, but are not limited to, interest rates, trends of interest rates, the relative steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of and demand for our investments, and market required yields as reflected by market credit spreads. In addition, the performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable return levels could be influenced by actions taken by the Federal Reserve and policy measures of the U.S. government including the Federal Housing Finance Administration and the U. S. Department of the Treasury (the "Treasury"), and actions taken by and policy measures of the U.S. Federal Reserve.

Effective June 30, 2013, we voluntarily discontinued hedge accounting for all interest rate swaps we had previously designated as cash flow hedges under GAAP, in order to better position us to extend maturity dates for our repurchase agreements. As a result, changes in the fair value of interest rate swaps and other derivative instruments will be reported in gain (loss) on derivative instruments, net, and will directly impact our GAAP net income. Please refer to “Highlights for the Third Quarter of 2013” for additional information.

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

Investing in mortgage-related securities while using leverage to increase our return on shareholders' capital subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk, which are discussed in "Liquidity and Capital Resources" within this Item 2 of this Quarterly Report on Form 10-Q as well as in Item 1A, "Risk Factors" of Part I, and in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. Please see these Items for a detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Highlights for the Third Quarter of 2013

The third quarter continued the volatility that was experienced during the second quarter. The Treasury yield curve steepened modestly during the quarter as shorter duration rates (2 years and less) decreased and longer duration rates increased.

At September 30, 2013, the spread between the two-year Treasury rate and the ten-year Treasury rate was 2.29% versus 2.13% at June 30, 2013. The ten-year Treasury touched a high of 3.00% after starting the quarter at 2.49% and ended the quarter at 2.61%. Market credit spreads were similarly volatile during the quarter.

Management believes the events contributing to the market volatility included the fixed income markets anticipating the Federal Reserve reducing or ending its bond purchase program (referred to as "QE3") which triggered global de-risking in virtually all asset classes. Market expectations were for the Federal Reserve to announce at its September 18th meeting that it would begin to taper its bond purchases. At that meeting, the Federal Reserve did not announce a reduction in the purchases under QE3 and the fixed income markets rallied significantly as a result. During the quarter, book value per common share declined by $(0.35) per common share, or (4)%, to $8.59 as of September 30, 2013. We estimate that $(0.21) of the decline in book value per common share was due to the widening in credit spreads and $(0.27) was due to the increase in interest rates. Most of the decline in book value due to changes in interest rates resulted from derivative hedging instruments added during the quarter (in the form of interest rate swaps and Eurodollar futures) to protect the Company from further increases in interest rates. As interest rates declined toward the end of the quarter, we experienced losses on these economic hedges. In management's view, most of the decline in book value from widening credit spreads was due to general market illiquidity for MBS given the uncertainty regarding the Federal Reserve's tapering of its QE3 bond purchase program.

During the quarter, we reduced our exposure to interest rates by adding hedging instruments as noted above and our modeled duration gap (a measure of our sensitivity to changes in interest rates) was at the low end of our 0.5-1.5 years target range. Most of the hedges were intended to reduce our exposure to changes in interest rates on the longer-end (5 year - 30 year points) on the Treasury curve. We also did not reinvest repayments on our investment assets which resulted in our leverage being reduced during the quarter. Finally we began extending repurchase agreement maturities (in particular in terms greater than 120 days) given the declining cost and availability of longer-term borrowing.

We continue to believe that economic fundamentals are uncertain and that the U.S. economy cannot withstand sustained levels of higher interest rates and still meet the growth and employment levels sought by the Federal Reserve. We anticipate that the Federal Reserve will continue to keep the targeted federal funds rate very low for an extended period as discussed further in "Trends and Recent Market Impacts". We believe that market volatility around the reduction of the QE3 bond purchase program is likely to persist, however, leading to continued volatility with respect to asset prices and our book value. We continue to manage toward the longer term and remain focused on managing through this period of unusual volatility.

Effective June 30, 2013, we voluntarily discontinued hedge accounting for all interest rate swaps which we previously designated as hedges under GAAP. This decision to discontinue hedge accounting was made to facilitate our ability to more effectively manage the maturity dates of our repurchase agreements. During the third quarter of 2013 we began extending repurchase maturities as far out as 180 days. In addition, changes in the fair value of interest rate swaps and other derivative instruments are reported in our consolidated statements of income (loss) as "gain (loss) on derivative instruments, net" and will no longer be reported in shareholders' equity through accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

In addition to our operating results presented in accordance with GAAP, this Quarterly Report on Form 10-Q contains the following non-GAAP financial measures: core net operating income to common shareholders, effective borrowing costs, adjusted net interest income, and adjusted net interest spread. Management uses these non-GAAP financial measures in its internal analysis of results and operating performance and believes these measures may be important to investors and present useful information about the Company's performance.

Core net operating income to common shareholders equals GAAP net income to common shareholders adjusted for amortization of accumulated other comprehensive loss on de-designated interest rate swaps included in GAAP interest expense, net change in fair value of derivative instruments, gains and losses on terminated derivative instruments, gains and losses on sales of investments, and fair value adjustments on investments not classified as available for sale. Effective borrowing costs equals GAAP interest expense excluding the amortization of accumulated other comprehensive loss on interest rate swaps de-designated as cash flow hedges on June 30, 2013 plus net periodic costs on interest rate derivatives (including accrued amounts) which are not already included in GAAP interest expense. Adjusted net interest income equals GAAP net interest income less effective borrowing costs. Adjusted net interest spread equals average annualized yields on investments less effective borrowing costs.

Schedules reconciling these non-GAAP financial measures to GAAP financial measures are provided in "Results of Operations" within Part 1, Item 2 of this Quarterly Report on Form 10-Q.

Management believes these non-GAAP financial measures are useful because they provide investors greater transparency to the information we use in our financial and operational decision-making processes. Management also believes the presentation of these measures, when analyzed in conjunction with the our GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers, particularly those competitors that continue to use hedge accounting in reporting their financial results, as well as to our performance in periods prior to discontinuing hedge accounting. However, because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported in our consolidated statements of income (loss). In addition, because not all companies use identical calculations, our presentation of core net operating income, effective borrowing costs, adjusted net interest income, and adjusted net interest spread may not be comparable to other similarly-titled measures of other companies.

Trends and Recent Market Impacts

There are certain conditions and prospective trends in the marketplace that have impacted our current financial condition and results of operations and which may continue to impact us in the future. For additional information, please refer to "Trends and Recent Market Impacts" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within our Annual Report on Form 10-K for the year ended December 31, 2012. The following provides a discussion of those conditions and trends discussed in that Annual Report on Form 10-K which have had significant developments during the third quarter of 2013 or are new conditions and trends that are important to our financial condition and results of operations.

Federal Reserve Monetary Policy

The Federal Open Market Committee ("FOMC") continues its purchase of U.S. Treasury and fixed-rate Agency MBS under its asset purchase program known as "QE3". The FOMC has indicated that it will adjust its purchases of these securities to maintain appropriately accommodative policy as the outlook for the labor market or inflation changes. At a press conference on June 19, 2013, the Chairman of the Federal Reserve made comments suggesting that the FOMC may taper its purchases of these securities in a more accelerated time frame than had been previously forecasted by the markets. Markets then began pricing in a reduction in securities purchases in September and as a result, the U.S. Treasury market immediately sold off (causing interest rates to rise) and global fixed income markets immediately began to reprice the risk of owning all forms of fixed income instruments (via credit spread widening). At its September meeting, the FOMC did not taper its securities purchases and reiterated that any future reductions in purchases would be dependent on economic data. The FOMC also reiterated its commitment to maintaining a highly accommodative stance of monetary policy for a considerable time after the QE3 asset purchase program ends and the economic recovery strengthens. The FOMC has pledged to keep the target range for the federal funds rate at 0%-0.25% and indicated that it anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC's 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC stated that it will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. Market participants have subsequently revised expectations for the FOMC to taper its asset purchases in early 2014. As a result, since the September FOMC meeting through October 31, 2013, ten-year Treasury rates have rallied approximately 30 basis points and the two-year versus ten-year spread has declined to 2.25% from 2.37%.

Asset Spreads and Competition for Assets

Over the past few years, credit markets in the United States have generally experienced tightening credit spreads (where credit spreads are defined as the difference between yields on securities with credit risk and yields on benchmark securities and that reflects the relative riskiness of the securities versus the benchmark). Changes in credit spreads results from the expansion or contraction of the perceived riskiness of an investment versus the benchmark. Spreads on MBS had tightened throughout the first half of the year from increased competition for these assets from lack of supply, from favorable market conditions in large part due to the Federal Reserve's involvement in the markets, and from substantial amounts of capital raised by mortgage REITs and other market participants. Reductions in credit spreads resulted in an increase in asset prices which increased our book value.

During the latter part of the second quarter of 2013, credit spreads widened on MBS due to perceived hawkish commentary from Federal Reserve and due to overall lack of liquidity in the markets (as discussed above under "Federal Reserve Monetary Policy"). During the third quarter of 2013, credit spreads widened further but generally tightened before quarter-end. Although spreads have continued to tighten into the fourth quarter, they have not yet returned to levels experienced earlier in the year. The following table provides various credit spreads on assets owned by the Company as well as other market credit spreads as of the end of the first three quarters of 2013:

(amounts in basis points)	September 30, 2013	June 30, 2013	March 31, 2013
Hybrid ARM 5/1 (2.0% coupon) spread to Treasuries	40	45	18
Hybrid ARM 10/1 (2.5% coupon) spread to Treasuries	80	75	34
Agency CMBS spread to interest rate swaps	72	92	59
'A'-rated CMBS spread to interest rate swaps	255	287	205
Agency CMBS IO spread to Treasuries	200	200	115

The above table indicates the magnitude of the changes to credit spreads during the last several quarters on securities that we own. Spread widening results from a higher required yield for these investments by the markets. We continue to expect credit spreads to remain wide for the near term due to the uncertainty around FOMC policy as discussed above and by technical factors such as lack of buying by other mortgage REITs due to their reduced capacity to raise capital.

GSE Reform

Policy makers in Washington DC continue to debate the future of Fannie Mae and Freddie Mac's participation in the U.S. mortgage market. Several bills have been introduced in the U.S. Senate and the U.S. House of Representatives regarding the reform and/or dissolution of the GSEs. Any changes to the structure of the GSEs, or the revocations of their charters, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted.  We do not believe the ultimate reform of Fannie Mae and Freddie Mac will occur in 2013. However, it is possible that new types of Agency MBS could be proposed and sold by Fannie Mae and Freddie Mac that are structured differently from current Agency MBS. This may have the effect of reducing the amount of available investment opportunities for the Company. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Part I, Item 1A of this Annual Report on Form 10-K.

U.S. Fiscal Policy

Uncertainty around the long-term financial health of the United States government has recently led to bitter partisanship in the U.S. Congress that resulted in a brief shutdown of the U.S. government over lack of funding and a series of temporary authorizations to raise the U.S. debt ceiling. As of the date of this Quarterly Report on Form 10-Q, the U.S. Congress will need to approve additional funding and raise the debt ceiling in order for the U. S. government to continue to effectively fund itself in the first quarter 2014. In addition, the U.S. Congress has passed a series of discretionary spending cuts in the U.S. budget. The uncertainty around the resolution of the long-term fiscal issues and the negative effect of spending cuts in our view is a drag on the economic output of the U.S. and is in part a factor influencing Federal Reserve monetary policy.

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

Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions and considered most critical to our results of operations or financial position relate to amortization of investment premiums, other-than-temporary impairments, and fair value measurements.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.  There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2013.

FINANCIAL CONDITION

The following tables provides our asset allocation by issuer type and by collateral type as of September 30, 2013 and as of the end of each of the four preceding quarters:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Agency MBS	86.3%	85.9%	84.9%	83.6%	84.6%
Non-Agency MBS	12.3%	12.6%	13.6%	14.6%	13.6%
Other investments	1.5%	1.5%	1.5%	1.8%	1.8%

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
RMBS	68.5%	67.9%	65.0%	75.1%	66.2%
CMBS	17.2%	17.4%	19.3%	24.9%	19.6%
CMBS IO	14.3%	14.7%	15.7%	19.5%	14.2%

The following discussion addresses items from our unaudited consolidated balance sheet that had significant activity during the past nine months and should be read in conjunction with "Notes to the Unaudited Consolidated Financial Statements" contained within Item 1 of this Quarterly Report on Form 10-Q.

Agency MBS

Activity related to our Agency MBS for the nine months ended September 30, 2013 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Balance as of January 1, 2013	$2,571,337	$354,142	$567,180	$3,492,659
Purchases	1,063,862	18,336	119,048	1,201,246
Principal payments	(712,007)	(3,931)	—	(715,938)
Sales	(4,496)	(32,958)	(145,992)	(183,446)
Change in net unrealized gain	(64,750)	(10,258)	(7,894)	(82,902)
Net premium amortization	(24,899)	(3,128)	(56,734)	(84,761)
Balance as of September 30, 2013	$2,829,047	$322,203	$475,608	$3,626,858

As of September 30, 2013, 63% of our Agency portfolio was comprised of Fannie Mae investments with the balance being comprised of 34% Freddie Mac investments and 3% Ginnie Mae investments compared to 65% Fannie Mae investments and 29% Freddie Mac investments with the remaining 6% in Ginnie Mae investments as of December 31, 2012. As of September 30, 2013, 77% of our Agency MBS investments are variable-rate MBS with the remainder fixed-rate MBS compared to 73% variable-rate Agency MBS as of December 31, 2012.

The following table presents the weighted average coupon (“WAC”) by weighted average MTR for the variable-rate portion of our Agency RMBS portfolio based on par value as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(amounts in thousands)	Par Value	WAC	Par Value	WAC
0-12 MTR	$486,752	2.91%	$523,711	3.94%
13-24 MTR	305,266	3.80%	105,372	4.41%
25-36 MTR	116,072	3.98%	194,814	3.82%
37-48 MTR	216,798	4.03%	155,660	4.38%
49-60 MTR	423,791	3.39%	315,499	3.85%
61-72 MTR	179,479	2.95%	468,188	3.34%
73-84 MTR	5,767	4.54%	151,911	3.10%
85-108 MTR	679,980	3.23%	301,450	3.61%
109-132 MTR	290,077	2.47%	189,309	3.05%
	$2,703,982	3.26%	$2,405,914	3.69%

As of September 30, 2013, approximately 96.4% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR plus a weighted average rate of 1.78%, which was relatively unchanged from the characteristics of that portion of our portfolio as of December 31, 2012. Because we typically finance these investments using repurchase agreement financing with 30 - 180 day maturities for which we pay interest expense based on the related LIBOR index plus a spread, our net interest income is sensitive to changes in the interest rate environment. This sensitivity is discussed further in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q.

During the first nine months of 2013, we received principal payments (both scheduled and unscheduled) on our Agency RMBS of $712.0 million. Below is a table of the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Agency RMBS	23.8%	25.7%	24.8%	24.3%	23.4%

Non-Agency MBS

Activity related to our non-Agency MBS for the nine months ended September 30, 2013 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Balance as of January 1, 2013	$11,038	$486,342	$113,942	$611,322
Purchases	13,989	77,015	27,831	118,835
Principal payments	(4,427)	(23,289)	—	(27,716)
Sales	(5,631)	(136,430)	—	(142,061)
Change in net unrealized gain	(441)	(29,288)	(2,637)	(32,366)
Net accretion (amortization)	60	399	(13,587)	(13,128)
Balance as of September 30, 2013	$14,588	$374,749	$125,549	$514,886

Although generally a normal part of our operations due to ordinary portfolio reallocations, our significant sales of non-Agency CMBS investments for the third quarter of 2013 were primarily the result of management's decision to reduce portfolio risk given the volatile market environment.

The weighted average months to maturity for all of our non-Agency CMBS (including IO securities) as of September 30, 2013 was 81 months with 80% having origination dates of 2009 or later, and the remainder prior to 2000. Our non-Agency CMBS investments consist principally of securities rated 'A' or higher and are primarily Freddie Mac Multifamily K Certificates on pools of recently originated multifamily mortgage loans. These certificates are not guaranteed by Freddie Mac, and, therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the fair value, net unrealized gain (loss) and related borrowings as of September 30, 2013 for our non-Agency CMBS and CMBS IO investments by credit rating:

	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Net Unrealized Gain (Loss)	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$65,568	$2,803	$53,497	$123,993	$2,294	$97,567
AA	44,221	855	34,867	1,556	82	17
A	224,800	7,868	181,953	—	—	—
Below A/Not Rated	40,160	(906)	28,231	—	—	—
	$374,749	$10,620	$298,548	$125,549	$2,376	$97,584

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of September 30, 2013:

(amounts in thousands)	Market Value of Collateral	Percentage
California	$77,968	13.8%
Florida	76,094	13.5%
Texas	67,533	12.0%
Virginia	31,083	5.5%
North Carolina	29,534	5.2%
Remaining states (not exceeding 5.1% individually)	282,194	50.0%
	$564,406	100.0%

Derivative Assets and Liabilities

As discussed in "Executive Overview", effective June 30, 2013 we voluntarily discontinued hedge accounting for all interest rate swaps that were previously designated as cash flow hedges under GAAP because certain accounting requirements to qualify for cash flow hedge treatment limited our ability to extend maturity dates for our repurchase agreements beyond 30 days. During the third quarter of 2013, we began using Eurodollar futures in addition to interest rate swaps to economically hedge our interest rate risk.

As of September 30, 2013, the weighted average notional amount of interest rate derivatives instruments that will be effective for future periods are shown in the following table:

(amounts in thousands)	Interest Rate Swaps	Eurodollar futures	Total	Weighted-Average Rate (1)
Effective for remainder of 2013	$1,542,000	$44,444	$1,586,444	1.55%
Effective 2014	1,333,496	250,000	1,583,496	1.51%
Effective 2015	1,135,792	551,183	1,686,975	1.55%
Effective 2016	881,959	1,275,623	2,157,582	1.89%
Effective 2017	732,610	1,142,500	1,875,110	2.52%
Effective 2018	649,185	766,111	1,415,296	2.93%
Effective 2019	313,223	624,695	937,918	3.61%
Effective 2020	241,277	441,277	682,554	3.79%
Effective 2021	230,000	—	230,000	2.27%
Effective 2022	230,000	—	230,000	2.27%
Effective 2023	188,690	—	188,690	2.25%
Effective 2024	38,874	—	38,874	2.18%
(1) Weighted average rate is based on the weighted average notional outstanding.

Please refer to Note 5 of the Notes to Unaudited Consolidated Financial Statements contained with this Quarterly Report on Form 10-Q as well as "Loss on Derivative Instruments, Net" within "Results of Operations" contained within this Item 2 for additional information related to our derivative assets and liabilities.

Repurchase Agreements

Repurchase agreements increased a net $110.7 million from December 31, 2012 to September 30, 2013 due to additional borrowings to finance our purchases of investments during the nine months ended September 30, 2013, but decreased $396.5 million during the third quarter of 2013 as we reduced the size of our investment portfolio. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as "Interest Expense, Annualized Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Supplemental Information

The tables below present the allocation of our shareholders' equity to our assets and liabilities. The allocation of shareholders' equity is determined by subtracting the associated financing for each asset from that asset's carrying basis:

	As of September 30, 2013
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,626,858	$3,246,474	$380,384	65.5%
Non-Agency MBS	514,886	414,797	100,089	17.2%
Securitized mortgage loans	59,797	34,727	25,070	4.3%
Other investments	1,305	—	1,305	0.2%
Derivative assets (liabilities)	12,908	20,837	(7,929)	(1.4)%
Cash and cash equivalents	39,608	—	39,608	6.8%
Restricted cash	15,849	—	15,849	2.7%
Other assets/other liabilities	48,433	21,768	26,665	4.7%
	$4,319,644	$3,738,603	$581,041	100.0%

	As of December 31, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,492,659	$3,057,634	$435,025	70.5%
Non-Agency MBS	611,322	493,188	118,134	19.2%
Securitized mortgage loans	70,823	43,810	27,013	4.4%
Other investments	858	—	858	0.1%
Derivative assets (liabilities)	—	42,537	(42,537)	(6.9)%
Cash and cash equivalents	55,809	—	55,809	9.1%
Other assets/other liabilities	48,758	26,350	22,408	3.6%
	$4,280,229	$3,663,519	$616,710	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades, if any, as of the date indicated, and non-recourse collateralized financing.  Associated financing for derivative instruments represents the fair value of the interest rate swap agreements in a liability position.

The tables below present the allocation of our invested capital by type of investment:

	As of September 30, 2013
(amounts in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,880,737	$2,671,078	$209,659	41.4%
CMBS and loans	720,952	549,706	171,246	33.8%
CMBS IO	601,157	475,214	125,943	24.8%
	$4,202,846	$3,695,998	$506,848	100.0%

	As of December 31, 2012
(amounts in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,624,897	$2,405,131	$219,766	37.8%
CMBS and loans	869,643	658,399	211,244	36.4%
CMBS IO	681,122	531,102	150,020	25.8%
	$4,175,662	$3,594,632	$581,030	100.0%

RESULTS OF OPERATIONS

Net (loss) income and core net operating income

For the three months ended September 30, 2013, we incurred a net loss to common shareholders of $(6.9) million compared to net income of $18.4 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we reported net income to common shareholders of $40.9 million compared to $53.7 million for the nine months ended September 30, 2012. As a result of our discontinuing hedge accounting at the end of the second quarter of 2013, we are providing certain non-GAAP financial measures, including "core net operating income", in order to provide a more meaningful comparison of current period results to those of prior periods during which we utilized cash flow hedge accounting. Please refer to the section "Use of Non-GAAP Financial Measures" contained within Executive Overview for additional important information on this and other non-GAAP financial measures discussed throughout this Quarterly Report on Form 10-Q. For the three months and nine months ended September 30, 2013, we reported core net operating income of $14.9 million and $48.2 million compared to $14.7 million and $46.9 million for the three and nine months ended September 30, 2012.

The following table presents a reconciliation of our GAAP net (loss) income to our core net operating income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP net (loss) income to common shareholders	$(6,921)	$18,353	$40,902	$53,675
Amortization of de-designated cash flow hedges (1)	2,583	—	2,583	—
Change in fair value on derivative instruments, net	19,348	170	7,510	421
Gain on terminations of derivative instruments, net	(800)	—	(800)	—
Loss (gain) on sale of investments	825	(3,480)	(2,597)	(6,418)
Fair value adjustments, net	(150)	(297)	590	(778)
Core net operating income to common shareholders	$14,885	$14,746	$48,188	$46,900

Core net operating income to common shareholders per share	$0.27	$0.27	$0.88	$0.89
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of the Company's discontinuation of hedge accounting.

Interest Income and Asset Yields

The majority of our interest income is from our MBS portfolio with the remainder resulting from investments in securitized mortgage loans and other investments. The following tables present interest income and weighted average yields by type of MBS investment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013			2012
	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$15,093	$2,985,731	1.98%	$12,268	$2,438,925	2.15%
Agency CMBS	2,874	316,190	3.56%	2,878	308,946	3.66%
Agency CMBS IO	5,589	488,150	4.40%	4,531	361,899	4.93%
Total Agency	23,556	3,790,071	2.42%	19,677	3,109,770	2.63%

Non-Agency RMBS	167	12,898	4.86%	235	16,384	5.63%
Non-Agency CMBS	5,446	379,372	5.80%	6,434	449,342	5.72%
Non-Agency CMBS IO	1,651	125,727	4.45%	908	67,810	5.39%
Total Non-Agency	7,264	517,997	5.45%	7,577	533,536	5.67%

Total MBS portfolio	$30,820	$4,308,068	2.78%	$27,254	$3,643,306	3.08%

	Nine Months Ended
	September 30,
	2013			2012
	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$43,399	$2,847,667	2.01%	$36,835	$2,118,615	2.33%
Agency CMBS	8,923	328,115	3.59%	8,611	305,433	3.67%
Agency CMBS IO	20,345	542,314	4.87%	9,338	259,151	4.83%
Total Agency	72,667	3,718,096	2.57%	54,784	2,683,199	2.73%

Non-Agency RMBS	472	12,048	5.19%	710	16,373	5.73%
Non-Agency CMBS	18,491	435,019	5.66%	18,451	397,622	6.11%
Non-Agency CMBS IO	4,197	114,991	4.75%	3,291	62,092	7.11%
Total Non-Agency	23,160	562,058	5.47%	22,452	476,087	6.22%

Total MBS portfolio	$95,827	$4,280,154	2.95%	$77,236	$3,159,286	3.25%

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(2)
Effective yields are based on annualized amounts. Recalculation of effective yields may not be possible using data provided because certain items of a one-time nature are not annualized for the calculation.  An example of such a one-time item is the retrospective adjustments of investment discount and premium amortizations arising from adjustments of effective interest rates.

The following table presents the estimated impact of changes in average yields and average balances on the increase (decrease) in interest income for the three and nine months ended September 30, 2013 compared to their respective periods in 2012:

	Three Months Ended			Nine Months Ended
	September 30, 2013 vs. September 30, 2012			September 30, 2013 vs. September 30, 2012
		Due to Change in			Due to Change in
(amounts in thousands)	Increase (Decrease)	Average Balance	Average Yield	Increase (Decrease)	Average Balance	Average Yield
Agency MBS	$3,879	$4,556	$(677)	$17,883	$21,559	$(3,676)
Non-Agency MBS	(313)	(220)	(93)	708	3,843	(3,135)
Total	$3,566	$4,336	$(770)	$18,591	$25,402	$(6,811)

As shown in the table above, the increase in our interest income from MBS investments for the three and nine months ended September 30, 2013 compared to the respective periods in 2012 is due to the growth of our MBS portfolio. Over the last twelve months, we purchased approximately $1.5 billion in MBS, increasing our average MBS portfolio by $664.8 million and $1.1 billion for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. Partially offsetting the benefit of a larger portfolio, the effective yields earned by our MBS portfolio were lower by 0.30% during the three and nine months ended September 30, 2013 compared to the respective periods in 2012. These lower yields are a reflection of lower market rates on purchased investments given the lower level of absolute interest rates and the tighter market credit spreads in 2013 versus 2012.

Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs

The following table summarizes the components of interest expense as well as average balances and annualized cost of funds for the periods indicated:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Repurchase agreements	$5,893	$5,339	$18,480	$13,071
Interest rate swap expense from cash flow hedging	—	3,827	8,796	10,602
Amortization of de-designated cash flow hedges (1)	2,583	—	2,583	—
Securitization financing and other expenses	242	308	761	1,043
Total interest expense	$8,718	$9,474	$30,620	$24,716

Average balance of repurchase agreements	$3,836,249	$3,265,816	$3,831,123	$2,818,697
Average balance of securitization financing	23,404	31,014	26,388	53,453
Average balance of borrowings	$3,859,653	$3,296,830	$3,857,511	$2,872,150
Annualized cost of funds (2)	0.88%	1.12%	1.05%	1.13%
(1) Amount recorded in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of the Company's discontinuation of hedge accounting.
(2) Recalculation of annualized cost of funds using data shown in table may not be possible because certain expense items of a one-time nature are not annualized for the calculation.

Total interest expense for the third quarter of 2013 was lower than total interest expense for the same period in 2012 as a result of our discontinuing cash flow hedge accounting on June 30, 2013. As shown in the table below, interest expense from repurchase agreement borrowings increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to our increased borrowings. This increase was partially offset by the overall lower interest rate paid to our lenders during the three months ended September 30, 2013 compared to the same period in 2012. The following table presents the amount that our interest expense increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to changes in average balances and changes in average rates.

	Three Months Ended			Nine Months Ended
	September 30, 2013 vs. September 30, 2012			September 30, 2013 vs. September 30, 2012
		Due to Change in			Due to Change in
(amounts in thousands)	Increase in Interest Expense	Average Balance	Average Borrowing Rate	Increase in Interest Expense	Average Balance	Average Borrowing Rate
Repurchase agreements	$554	$933	$(379)	$5,409	$4,695	$714

In addition to the interest expense and annualized costs of funds, management utilizes a non-GAAP financial measure "effective borrowing costs" and calculates an effective borrowing rate. Management uses this financial measure because, although we have elected to discontinue cash flow hedge accounting for our interest rate swaps, we view our interest rate derivative instruments as economic hedges of our exposure to higher interest rates. Effective borrowing costs equal GAAP interest expense less the amortization from de-designated cash flow hedges (which is included in GAAP interest expense) plus net periodic costs on interest rate derivatives (which are not included in GAAP interest expense). Net periodic costs on interest rate derivatives include interest rate swap payments (including accrued amounts) and gains/losses on expiration of Eurodollar futures. Please refer to the section "Use of Non-GAAP Financial Measures" contained within Executive Overview for additional important information on this and other non-GAAP financial measures discussed throughout this Quarterly Report on Form 10-Q.

The tables below present a reconciliation of GAAP interest expense and annualized costs of funds to our effective borrowing costs and related rates during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013		September 30, 2012
	Amount	Rate (4)	Amount	Rate (4)
GAAP interest expense/annualized cost of funds	$8,718	0.88%	$9,474	1.12%
Amortization of de-designated cash flow hedges (1)	(2,583)	(0.26)%	—	—%
Net periodic costs on interest rate derivatives (2)	5,471	0.55%	163	0.02%
Effective borrowing costs/rate	$11,606	1.17%	$9,637	1.14%

Average balance of borrowings (3)	$3,859,653		$3,296,830

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Amount	Rate (4)	Amount	Rate (4)
GAAP interest expense/annualized cost of funds	$30,620	1.05%	$24,716	1.13%
Amortization of de-designated cash flow hedges (1)	(2,583)	(0.09)%	—	—%
Net periodic costs on interest rate derivatives (2)	5,973	0.19%	486	0.06%
Effective borrowing costs/rate	$34,010	1.15%	$25,202	1.19%

Average balance of borrowings (3)	$3,857,511		$2,872,150
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of the Company's discontinuation of hedge accounting.
(2) Amount equals the net interest rate swap payments (including accrued amounts) and gains/losses on expiration of Eurodollar futures which are not already included in "interest expense" in accordance with GAAP.
(3) Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and securitization financing.

(4) Rates shown are based on annualized expense amounts. Recalculation of rates as shown may not be possible using data provided because certain expense items of a one-time nature are not annualized for the calculation.

Effective borrowing costs increased for the three and nine months ended September 30, 2013 versus the same period in 2012 due to increased repurchase agreement borrowings used to fund our investment purchases and additional derivative instruments we used to hedge exposure to increases in interest rates during the 2013 period. The effective borrowing rate increased for the three and nine months ended September 30, 2013 versus the same periods in 2012 due to higher net periodic costs on our interest rate derivatives.

Net Interest Income and Net Interest Spread

Our net interest income increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to the portfolio growth since September 30, 2012. In addition, net interest income increased for the three months ended September 30, 2013 compared to three months ended September 30, 2012 because interest expense for the third quarter of 2013 was lower than interest expense for the same period in 2012. This lower interest expense is the result of our discontinuing cash flow hedge accounting on June 30, 2013. Net periodic costs on our interest rate swaps which were previously included in interest expense are now included in "(loss) gain on derivative investments, net" and not in net interest income. As discussed above, our net periodic costs from interest rate swaps were higher for the three and and nine months ended September 30, 2013 compared to the same periods in 2012. To adjust for the impact of the de-designation and to make our results more comparable to prior periods and to competitors using cash flow hedge accounting, management uses the non-GAAP financial measures "adjusted net interest income" and "adjusted net interest spread" detailed in the table below. These measures include the net periodic cost of interest rate derivatives in our net interest income and net interest spread. The following table reconciles GAAP net interest income and related net interest spread to our adjusted net interest income and adjusted net interest spread for the periods indicated:

	Three Months Ended
	September 30, 2013		September 30, 2012
	Amount	Yield	Amount	Yield
GAAP interest income	$31,666	2.82%	$28,574	3.12%
GAAP interest expense	(8,718)	(0.88)%	(9,474)	(1.12)%
Net interest income/spread	$22,948	1.94%	$19,100	2.00%
Amortization of de-designated cash flow hedges (1)	2,583	0.26%	—	—%
Net periodic costs on interest rate derivatives (2)	(5,471)	(0.55)%	(163)	(0.02)%
Adjusted net interest income/spread	$20,060	1.65%	$18,937	1.98%

Average interest bearing assets (3)	$4,371,485		$3,729,124
Average interest bearing liabilities (4)	$(3,859,653)		$(3,296,830)

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Amount	Yield	Amount	Yield
GAAP interest income	$98,538	2.98%	$81,971	3.32%
GAAP interest expense	(30,620)	(1.05)%	(24,716)	(1.13)%
Net interest income/spread	$67,918	1.93%	$57,255	2.19%
Amortization of de-designated cash flow hedges (1)	2,583	0.09%	—	—%
Net periodic costs on interest rate derivatives (2)	(5,973)	(0.19)%	(486)	(0.06)%
Adjusted net interest income/spread	$64,528	1.83%	$56,769	2.13%

Average interest bearing assets (3)	$4,346,283		$3,281,027
Average interest bearing liabilities (4)	$(3,857,511)		$(2,872,150)

(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of the Company's discontinuation of hedge accounting.
(2) Amount equals the net interest rate swap payments (including accrued amounts) and gains/losses on expiration of Eurodollar futures which are not already included in "interest expense" in accordance with GAAP.
(3) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.
(4) Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and securitization financing.

Loss on Derivative Instruments, Net

As discussed in "Executive Overview" effective June 30, 2013, we voluntarily discontinued hedge accounting for all interest rate swaps previously designated as cash flow hedges under GAAP and began purchasing or short selling Eurodollar futures during the third quarter of 2013.

The following tables provide information on the components of loss on derivatives, net for the three and nine months ended September 30, 2013 and 2013:

	Three Months Ended
	September 30,
	2013			2012
	Interest Rate Swaps	Eurodollar Futures	Total	Interest Rate Swaps	Eurodollar Futures	Total
Periodic interest costs (receipts)	$(5,476)	$5	$(5,471)	$(163)	$—	$(163)
Gain on terminations of derivative instruments, net	698	102	800	—	—	—
Change in fair value of derivative instruments, net	(1,447)	(17,901)	(19,348)	(170)	—	(170)
	$(6,225)	$(17,794)	$(24,019)	$(333)	$—	$(333)

	Nine Months Ended
	September 30,
	2013			2012
	Interest Rate Swaps	Eurodollar Futures	Total	Interest Rate Swaps	Eurodollar Futures	Total
Periodic interest costs (receipts)	$(5,978)	$5	$(5,973)	$(486)	$—	$(486)
Gain on terminations of derivative instruments, net	698	102	800	—	—	—
Change in fair value of derivative instruments, net	10,391	(17,901)	(7,510)	(421)	—	(421)
	$5,111	$(17,794)	$(12,683)	$(907)	$—	$(907)

Loss on derivatives, net for the three and nine-months ended September 30, 2013 is due to the unfavorable changes in fair value resulting mostly from Eurodollar futures and also due to increased net periodic interest costs on interest rate swaps. We added Eurodollar futures in the third quarter of 2013 to hedge our exposure to rising interest rates. Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk (by shorting contracts at various points of the LIBOR curve). During the quarter we entered into these contracts generally when interest rates were higher than where they were at the end of the quarter. As a proxy, we shorted Eurodollar futures on average when the five year swap rate was 1.67%. As of September 30, 2013, the five year swap rate was 1.52%.

(Loss) Gain on Sale of Investments, Net

The following table provides information related to our gain on sale of investments, net for the periods indicated:

	Three Months Ended
	September 30,
	2013		2012
(amounts in thousands)	Amortized cost basis sold	Gain (loss) on sale, net	Amortized cost basis sold	Gain on sale, net
Type of Investment
Agency RMBS	$—	$—	$61,534	$2,112
Agency CMBS	19,050	472	—	—
Agency CMBS IO	65,031	316	—	—
Non-Agency CMBS	56,913	(1,613)	—	1,163
Securitized mortgage loan liquidation	—	—	311	205
	$140,994	$(825)	$61,845	$3,480

	Nine Months Ended
	September 30,
	2013		2012
(amounts in thousands)	Amortized cost basis sold	Gain (loss) on sale, net	Amortized cost basis sold	Gain on sale, net
Type of Investment
Agency RMBS	$4,496	$(254)	$61,534	$2,112
Agency CMBS	32,958	553	—	—
Agency CMBS IO	145,991	1,846	—	—
Non-Agency RMBS	5,631	(340)
Non-Agency CMBS	136,287	792	—	1,163
Securitized mortgage loan liquidation	—	—	3,612	2,073
Freddie Mac Senior Unsecured Reference Notes	—	—	99,966	1,070
	$325,363	$2,597	$165,112	$6,418

Although generally a normal part of our operations due to ordinary portfolio reallocations, our sales of MBS investments for the third quarter of 2013 were primarily the result of management's decision to reduce portfolio risk given the volatile market environment.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2013 increased approximately $0.5 million and $2.0 million, respectively, compared to the three and nine months ended September 30, 2012. The majority of this increase is due to increased incentive compensation expenses and increases in personnel during 2013. General and administrative expenses annualized as a percentage of shareholders' equity was 2.4% for the three months ended September 30, 2013 compared to 2.1% for the three months ended September 30, 2012.

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

Our available liquid assets as of September 30, 2013 were $178.2 million compared to $186.0 million as of December 31, 2012. As of September 30, 2013, our liquid assets consist of unrestricted cash and cash equivalents of $39.6 million, $125.7 million in unencumbered Agency MBS, and $12.9 million of unrestricted cash collateral received on derivative positions. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (which is discussed below). We monitor our current and forecasted available liquidity on a daily basis. Our liquid assets may fluctuate from period to period based on our investment activities and whether we have recently raised, but not yet deployed, equity capital. However, we will maintain sufficient liquidity based on the sensitivity analysis and debt-to-equity requirements discussed below, to support our operations and meet our anticipated liquidity needs.

We perform sensitivity analysis on our liquidity based on changes in the value of our investments due to changes in interest rates, market credit spreads, lender haircuts and prepayment speeds. We also closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity and the ratio of our available liquidity to outstanding repurchase agreement borrowings.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of three (3) to ten (10) times our invested equity capital depending on the investment type.   Our maximum target leverage is up to ten (10) times our invested capital for Agency RMBS, eight (8) times for Agency CMBS and five (5) times for Agency CMBS IO. With respect to non-Agency MBS, our maximum target leverage is up to five (5) times our invested capital in non-Agency CMBS and RMBS, and up to four (4) times our invested capital in non-Agency CMBS IO. The maximum targets represent fixed limits for leveraging our investment capital. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to seven (7) times our shareholders' equity. On an enterprise-wide basis, our total liabilities decreased to 6.4 times shareholders' equity as of September 30, 2013 from 6.8 times shareholders' equity as of June 30, 2013. Given the market volatility in asset prices and in order to reduce risk to our shareholders, we reduced our leverage during the third quarter of 2013 by selling approximately $141.0 million of our assets and by not re-investing principal payments of approximately $256.8 million received on our investments. During the fourth quarter of 2013 we expect to maintain our overall enterprise wide leverage at 6.5 times or lower, assuming that there is not additional volatility in asset prices during the quarter which could impact our ability to maintain the leverage level of the Company.

In general, we have had ample sources of liquidity to fund our activities and operations. The ability to fund our operations depends in large measure on the availability of credit through repurchase agreement financing. Credit markets in general are stable and there is ample availability. However, these markets remain susceptible to exogenous shocks as was experienced in the financial crisis in 2008 and 2009. In addition, regulators in recent quarters have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit. Regulatory reform in the repurchase agreement market is discussed in more detail below. In times of severe market stress, repurchase agreement availability could rapidly be reduced and the terms on which we can borrow could be materially altered. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

The following table presents certain quantitative information regarding our short-term borrowings (excluding interest rate swap expense) under repurchase agreements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2013	2012	2013	2012
Average balance outstanding	$3,836,249	$3,265,816	$3,831,123	$2,818,697
Weighted average borrowing rate	0.60%	0.64%	0.64%	0.61%
Maximum balance outstanding	$4,071,773	$3,671,736	$4,255,294	$3,671,736

Our repurchase agreement borrowings generally have a term of between one and six months and carry a rate of interest based on a spread to an index such as LIBOR.  As of September 30, 2013, the weighted average original term to maturity was 91 days. Repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of September 30, 2013, we had 31 repurchase agreement counterparties and $3.7 billion in repurchase agreement borrowings outstanding with 21 of those counterparties at a weighted average borrowing rate of 0.59%.  As of December 31, 2012, we had $3.6 billion outstanding with 19 counterparties at a weighted average borrowing rate of 0.70%.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of September 30, 2013:

(amounts in thousands)	Repurchase Agreement Amount Outstanding	Market Value of Collateral Pledged
North America	$2,318,097	$2,555,778
Asia	763,562	803,318
Europe	593,538	649,901
	$3,675,197	$4,008,997

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing.  This excess collateral is often referred to as a "haircut" (and which we also refer to as equity at risk). As the collateral pledged is generally MBS, the value of the collateral can fluctuate with changes in market conditions. If the fair value of the collateral falls below the initial haircut amount, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as "margin calls". There is no minimum amount of collateral value decline required before the lender could initiate a margin call, and we typically will experience margin calls for downward fluctuations in collateral values. Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions.  Additionally, values in Agency RMBS will also decline from the payment delay feature of those securities.  Agency RMBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency RMBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because these securities are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS.  This causes a temporary use of our liquidity to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

The following table presents the weighted average haircut as of the periods presented for Agency and Non-Agency MBS.

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Agency MBS	6.7%	6.6%	7.3%	7.4%
Non-Agency MBS	20.0%	19.7%	19.1%	19.5%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom the Company had the greatest amounts of equity at risk as of September 30, 2013 and as of December 31, 2012:

	September 30, 2013
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Bank, N.A. and affiliates	$401,404	$97,828
JP Morgan Securities, LLC	225,677	36,633
Credit Suisse Securities LLC	208,115	31,389
Bank of America Securities LLC	291,336	30,749
South Street Financial Corporation	608,037	29,100
Remaining counterparties	1,940,628	108,101
	$3,675,197	$333,800

	December 31, 2012
(amounts in thousands)	Repurchase Agreement Amount Outstanding	Equity at risk
Well Fargo Bank, N.A. and affiliates	$365,470	$110,708
Bank of America Securities LLC	287,319	37,623
Credit Suisse Securities LLC	245,220	52,037
Nomura Securities International, Inc.	206,201	21,266
JP Morgan Securities, LLC	199,389	36,097
Remaining counterparties	2,260,529	113,645
	$3,564,128	$371,376

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

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. As noted above, we have one repurchase agreement lender which requires that we maintain our enterprise level leverage as of quarter end at less than 7 times our shareholders' equity. Our overall debt was 6.4 times our shareholders' equity as of September 30, 2013.

Derivatives

Our interest rate derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us or return our collateral (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of September 30, 2013, we had Agency MBS with a fair value of $21.2 million posted as credit support under these agreements, and we had $13.7 million of cash and securities posted as collateral to us.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

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

•
Our financing and hedging strategy, including our target leverage ratios, anticipated trends in financing costs, changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in our Annual Report on Form 10-K for the year ended December 31, 2012, particularly those set forth under Part I, Item 1A, “Risk Factors”;

•	the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, particularly those set forth under Part II, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•	actual or anticipated changes in Federal Reserve monetary policy;

•
adverse reactions in financial markets related to the budget deficit or national debt of the United States government; potential or actual default by the United States government on Treasury securities; and potential or actual downgrades to the sovereign credit rating of the United States;

•	the cost and availability of financing, including the future availability of financing due to changes to regulation of, and capital requirements imposed upon, financial institutions;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	changes in the repurchase agreement financing markets and other credit markets;

•	changes to the market for interest rate swaps and other derivative instruments, including changes to margin requirements on derivative instruments;

•	government initiatives to support the U.S financial system and U.S. housing and real estate markets;

•	GSE reform or other government policies and actions; and

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We strive to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks.  We do not seek to avoid risk completely, but we attempt to manage these risks while earning an acceptable risk-adjusted return for our shareholders. Below is a discussion of the risks in our strategy and our efforts to manage these risks.

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

We attempt to manage our exposure to changes in interest rates by investing in instruments that have shorter maturities or interest reset dates, entering into hedging transactions (such as interest rate swaps and Eurodollar futures) and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors.  Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years.  Our portfolio duration has drifted outside of our target range at various times due to changes in market conditions, changes in actual or expected prepayment rates on our investments, changes in interest rates, changes in market credit spreads, and activity in our investment portfolio.  In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

Effect of Changes in Interest Rates on Net Interest Margin Cash Flows and Market Value.  The table below shows the sensitivity of our projected net interest margin cash flows and the projected market value of our investments (for those carried at fair value on our balance sheet, including all derivative instruments) as they existed as of September 30, 2013 based on an instantaneous parallel shift in market interest rates as set forth in the table. The "percentage change in projected net interest margin cash flows" included in the table below is based on estimated changes to the projected net interest margin cash flows on the investment portfolio over the next twenty-four (24) months. Apart from the changes in interest rates, projections are based upon a variety of other assumptions including investment prepayment speeds, credit performance, market credit spreads, and the availability of financing over the projected period.   The "percentage change in projected market value" included in the table below is based on the immediate change in market value of the investment portfolio based on the instantaneous shift in market interest rates. The projections for market value do not assume any change in market credit spreads.

The table below assumes a static portfolio along with an instantaneous parallel shift in interest rates and does not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity by the Company.  Changes in types of investments, changes in future interest rates, changes in market credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings including economic hedging instruments may cause actual results to differ significantly from the modeled results.  In addition, given the low interest rate environment existing as of September 30, 2013, the impact of increasing interest rates on market expectations of future changes in interest rates may cause declines in the market value of our investments (from widening credit spreads) that are not modeled in the table below. Other factors will also impact the table below, such as whether we raise additional capital or change our investment allocations or strategies. Accordingly, amounts shown below could differ materially from actual results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	September 30, 2013
Basis Point Change in Interest Rates	Percentage change in projected net interest margin cash flows (1)	Percentage change in projected market value (2)
+100	(5.4)%	(0.7)%
+50	(2.4)%	(0.3)%
0	—%	—%
-50	2.7%	0.1%
-100	1.8%	0.1%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

Please see Note 10 of Notes to Unaudited Consolidated Financial Statements for information on interest rate swaps we have terminated subsequent to September 30, 2013.

Our adjustable rate investments have interest rates which are predominantly based on upon six-month and one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5%-6% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of September 30, 2013:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.0% to 10.0%	85.0%	1.0%	0.4%
>10.0% to 11.0%	11.7%	2.0%	16.7%
>11.0% to 12.1%	3.3%	5.0%-6.0%	82.9%
	100.0%		100.0%

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of our investment securities and derivatives due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Securities in our investment portfolio are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income (loss) if the securities are deemed available for sale, or fair value adjustments, net in our statement of operations if the securities are viewed as trading. Generally, in a rising interest rate environment, the fair value of our securities tends to decrease; conversely, in a decreasing interest rate environment, the fair value of our securities tends to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. Regardless of how the investment is carried in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes, including maintaining appropriate collateral margins. The fair value of our securities will also fluctuate due to changes in market credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we do not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.  See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio value given changes in market interest rates.

Fluctuations in market credit spreads will vary based on the type of investments. In general, market credit spreads will have less volatility for Agency MBS than non-Agency MBS. For the third quarter of 2013 we saw spread widening across all of our MBS investments. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of September 30, 2013:

September 30, 2013
Basis Point Change in Market Credit Spreads	Percentage change in projected market value
+50	(1.9)%
+25	(1.0)%
0	—%
-25	1.0%
-50	2.0%

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

The following table discloses the net premium (discount) by months until interest rate reset as well as the net premium (discount) as a percentage of par value (or notional value in the case of CMBS IO) for the Agency and non-Agency MBS designated as available-for-sale in our investment portfolio as of September 30, 2013 and December 31, 2012:

(amounts in thousands)	September 30, 2013			December 31, 2012
Agency:	RMBS	CMBS	CMBS IO	RMBS	CMBS	CMBS IO
0-12 months to reset	$35,943	$—	$—	$35,675	$—	$—
Greater than 12 months to reset	126,438	—	—	101,505	—	—
Fixed rate	(11)	19,844	466,494	(13)	21,907	550,171
Total premium, net	$162,370	$19,844	$466,494	$137,167	$21,907	$550,171
Par/notional balance	$2,723,084	$261,440	$9,682,065	$2,425,826	$280,602	$10,059,495
Premium, net as a % of par value	6.0%	7.6%	4.8%	5.7%	7.8%	5.5%

Non-Agency:
0-12 months to reset	$—	$—	$—	$(406)	$—	$—
Fixed rate	(351)	(17,213)	123,172	(375)	(17,313)	108,928
Total (discount) premium, net	$(351)	$(17,213)	$123,172	$(781)	$(17,313)	$108,928
Par/notional balance	$14,972	$381,342	$2,857,343	$11,411	$463,747	$2,393,614
(Discount) premium, net as a % of par value	(2.3)%	(4.5)%	4.3%	(6.8)%	(3.7)%	4.6%

We seek to manage our prepayment risk by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO).

We are also subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments.  Yields on assets in which we invest now are generally lower than yields on existing assets that we may sell or which may be repaid, due to lower overall interest rates and more competition for these as investment assets.  As a result, our interest income may decline in the future, thereby reducing earnings per share.  In order to maintain our investment portfolio size and our earnings, we need to reinvest our capital into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted.

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

The following table presents information on our non-Agency MBS by credit rating as of September 30, 2013:

	September 30, 2013
(amounts in thousands)	CMBS	CMBS IOs	RMBS	Weighted average
AAA	$65,568	$123,993	$—	36.8%
AA	44,221	1,556	—	8.9%
A	224,800	—	278	43.7%
Below A or not rated	40,160	—	14,310	10.6%
	$374,749	$125,549	$14,588	100.0%

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

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of the Company's subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania ("Allegheny County") are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county.  The plaintiffs in this matter alleged that GLS improperly recovered or sought recovery for certain fees, costs, interest, and attorneys' fees and expenses in connection with GLS' collection of the property tax lien receivables.   The Court granted class action status and defined the class to include only owners of real estate in Allegheny County who paid an attorneys' fee between 1996 and 2003 in connection with the forced collection of delinquent property tax receivables by GLS (generally through the initiation of a foreclosure action).  Amendments to the statute that governs the collection of delinquent tax liens in Pennsylvania, related case law, and GLS' filing of one or more successful motions for summary judgment resulted in the dismissal of certain claims against GLS and narrowed the issues being litigated to whether attorneys' fees and related expenses charged by GLS in connection with the collection of the receivables were reasonable.  Such attorneys' fees and lien costs were assessed by GLS in its collection efforts pursuant to the prevailing Allegheny County ordinance.  On April 23, 2012, as a result of a petition to discontinue filed by the plaintiffs, the Court dismissed the remaining claim against GLS regarding the reasonableness of the attorney fees. Plaintiffs subsequently appealed the dismissal to the Pennsylvania Commonwealth Court of Appeals ("Court of Appeals"). The claims made by plaintiffs on appeal included only the legality of charging and recovering attorneys' fees and tax lien revival and assignment costs from the class members. Plaintiffs had never enumerated their damages in this matter. On July 15, 2013, the Court of Appeals affirmed the Court of Common Pleas' ruling allowing GLS to recover attorney's fees and lien revival and assignment fees from the class members.  According to the Court of Appeals, the named representative plaintiffs may recover the attorneys' fees they paid GLS in order to stop the foreclosure action but only one of the two named plaintiffs ever paid any attorney fees to GLS and the amount was less than $3 thousand. The Court of Appeals also affirmed the finding that revival and assignment are collection tools that may be utilized by GLS as an assignee of the County and such fees are properly collected from the delinquent taxpayers. Plaintiffs failed to apply for re-argument or petition for appeal with the Supreme Court of Pennsylvania within the allotted time period and we therefore consider this matter resolved.

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

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160 million “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2.1 million. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiff's appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160 million “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25.6 million damage award against DCI. On May 22, 2013, the Fifth Circuit vacated its order on February 13, 2013 and remanded the case to the trial court for entry of judgment against DCI and for a new trial with respect to attorney's fees and for costs and pre-judgment and post-judgment interest as determined by the trial court. The Fifth Circuit also affirmed the trial court's decision with respect to a take nothing judgment against the Company. DCI has appealed the matter to the Supreme Court of Texas to reverse the $25.6 million damage award. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for risk factors in addition to those described below.

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget for the federal government may lead to a downgrade of U.S. credit rating or a default on U.S. government obligations, which could materially adversely affect our business, financial condition and results of operations.

On October 16, 2013, Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the national debt ceiling through February 7, 2014 to permit broader negotiations over the federal government's budget. In the event U.S. lawmakers fail to reach an agreement on the national debt ceiling or a federal budget and the U.S. exhausts its borrowing capacity under the national debt ceiling, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our investment portfolio, and in particular Agency RMBS, and our ability to obtain financing for our investments. Thus, a default by the U.S. government on its obligations may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a federal budget in a timely manner. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, the implicit credit rating of Agency RMBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. While this downgrade did not have a significant impact on the fair value of the Agency RMBS in our portfolio, it increased the uncertainty regarding the credit risk of Agency RMBS. The current U.S. debt ceiling and federal budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. government to honor interest or principal payments on U.S. Treasury Securities would impact its decision whether downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the federal budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

A further downgrade of the U.S. government’s credit rating could create broader financial turmoil and uncertainty, which would weigh heavily on the global banking and financial systems. Such circumstances could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, and increasing the cost of such financing if it is obtained. In addition, a further downgrade could increase the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls, which could cause us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls, or that we could be forced to sell assets to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire. As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III regulatory capital framework ("Basel III" or the "Basel III standards"). The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in certain banks’ liquidity measurements. U.S. banking regulators have elected to implement substantially all of the Basel III standards. Basel III will be incrementally implemented beginning in 2014 through 2019; such implementation could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

Shortly after approving the Basel III standards, U.S. regulators also issued a notice of proposed rule-making calling for enhanced supplement leverage ratio standards, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. The enhanced standards are currently subject to public comment, and there can be no assurance that they will be adopted or, if adopted, that they will resemble the current proposal. Adoption and implementation of the supplemental leverage standards proposed by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements. The supplemental leverage standards as proposed also have an implementation date of 2019, with preliminary reporting required earlier in 2015. We believe most of the systemically significant banking organizations already comply with the leverage ratio standards. Nonetheless we believe the actual implementation of these standards will reduce the amount of availability of repurchase agreement financing and will increase our financing costs.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate caps and swaps, are traded may require us to post additional collateral against our hedging instruments. For example, in response to the U.S. approaching its debt ceiling without resolution and the federal government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the national debt ceiling and reopen the federal government, and provide a time period for broader negotiations concerning federal budgetary issues. In the event that future adverse economic developments or market uncertainty - including those due to governmental, regulatory, or legislative action or inaction - result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 7, 2012, the Company's Board of Directors authorized a common stock repurchase program under which the Company may purchase up to $50 million of its outstanding shares of common stock through December 31, 2014. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time.

The following table summarizes repurchases of our common stock that occurred during the three months ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
July 1, 2013 - July 31, 2013	—	$—	—	$49,079
August 1, 2013 - August 31, 2013	411,986	7.91	411,986	45,820
September 1, 2013 - September 30, 2013	339,470	7.97	339,470	43,115
Total	751,456	$7.94	751,456	$43,115

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
10.23.1
Amendment No. 1 to Master Repurchase and Securities Contract dated as of October 1, 2013 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.23.1 to Dynex’s Current Report on Form 8-K filed October 7, 2013).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholder's Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 12, 2013	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2013	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)