Form 10-K
period 2013-12-31
DYNEX CAPITAL INC
filed 2014-03-04
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1549373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia	23060-9245
(Address of principal executive offices)	(Zip Code)

(804) 217-5800 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           ☐           No           ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes           ☐           No           ☒

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

Yes           ☒           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $518,414,092 based on the closing sales price on the New York Stock Exchange of $10.19.

On February 27, 2014, the registrant had 54,731,135 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2014 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2013, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”).  We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2013.  See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “the Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which invests in mortgage assets on a leveraged basis. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DX". We also have two series of Preferred Stock outstanding, our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") which is traded on the NYSE under the symbol "DXPRA", and our 7.625% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") which is traded on the NYSE under the symbol "DXPRB". Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders through regular quarterly dividends and through capital appreciation.

We were formed in 1987 and commenced operations in 1988. Beginning with our inception through 2000, our operations largely consisted of originating and securitizing various types of loans, principally single-family and commercial mortgage loans and manufactured housing loans. Since 2000, we have been investing in Agency and non-Agency mortgage-backed securities (“MBS”), and we are no longer originating or securitizing mortgage loans. MBS consist of residential MBS (“RMBS”) and commercial MBS (“CMBS”), including CMBS interest-only ("IO") securities. Agency MBS have a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity ("GSE") such as Fannie Mae and Freddie Mac. Non-Agency MBS have no such guaranty of payment.

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments. We invest our capital pursuant to our Operating Policies as approved by our Board of Directors which include an Investment Policy and Investment Risk Policy as further discussed below. Our investment policy permits investments in any type of Agency MBS and investment grade non-Agency MBS, legacy securitized mortgage loans, and legacy whole loans.

Since 2008 we have invested primarily in higher credit quality and shorter duration investments. When we have purchased longer duration investments, we have generally reduced the duration risk on these investments through our hedging strategy as discussed further below.

RMBS. Our Agency RMBS investments include MBS collateralized by adjustable-rate mortgage loans ("ARMS"), which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index, and hybrid adjustable-rate mortgage loans ("hybrid ARMs"), which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below. Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period. We may also invest in fixed-rate Agency RMBS from time to time. Additionally, we invest in non-Agency RMBS which generally resemble similar types of Agency ARMs, but lack a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity.

Interest rates on loans collateralizing Agency and non-Agency ARMs are based on specific index rates, such as the London Interbank Offered Rate, or LIBOR, the one-year constant maturity treasury rate, or CMT, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI. These loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

CMBS. Our Agency and non-Agency CMBS are collateralized by first mortgage loans and are comprised of substantially fixed-rate securities. The majority of the loans collateralizing our CMBS are secured by multifamily properties. Typically these loans have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay.

CMBS IO. A portion of our Agency and non-Agency CMBS also include IO securities which represent the right to receive excess interest payments (but not principal cash flows) based on the underlying unpaid principal balance of the underlying pool of mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. CMBS IO securities generally have prepayment protection in the form of lock-outs, prepayment penalties, or yield maintenance associated with the underlying loans similar to CMBS described above.

Operating Policies and Restrictions

Our Operating Policies set forth investment and risk limitations as they relate to the Company's investment activities and are reviewed annually by the Board. We also manage our operations and investments to comply with various REIT limitations (as discussed further below in “Federal Income Tax Considerations”) and to avoid qualifying as an investment company as such term is defined in the 1940 Act or as a commodity pool operator under the Commodity Exchange Act and the rules and regulations promulgated thereunder.

The Operating Policies target an allocation of 40% of our assets to non-Agency MBS and limit our purchases of non-investment grade and non-rated MBS to no more than 10% of our total capital. Investment grade MBS are MBS which are rated 'BBB' or higher by at least one nationally recognized statistical ratings organization. We will conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating. In general, our limited purchases of non-rated MBS in recent years have been shorter duration securities which we believe to have minimal credit risk as opposed to longer duration MBS that may have more significant credit risk.

The Operating Policies also limit the overall leverage of the Company to seven times our shareholders’ equity capital (consisting of common and preferred equity), up to ten times our equity capital invested in Agency MBS, and six times our equity capital invested in non-Agency MBS. In addition, among other things, there are limitations on interest rate and convexity risk, and our earnings at risk and our shareholders’ equity at risk due to changes in interest rates, prepayment rates, investment prices and spreads. The Operating Policies require us to perform a variety of stress tests on the investment portfolio value and liquidity from adverse market conditions.

Investment Philosophy and Strategy

Our investment philosophy is based on a macroeconomic, top-down approach and forms the foundation of our investment strategy. We focus on the expected risk-adjusted outcome of any investment which, given our use of leverage, must include the terms of financing and the expected liquidity of the investment. Key points of our investment philosophy and strategy include the following:

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

In executing our investment strategy, we seek to balance the various risks of owning mortgage assets with the earnings opportunity on the investment. We believe our strategy of investing in Agency and non-Agency mortgage assets provides superior diversification of these risks across our investment portfolio and therefore provides ample opportunities to generate attractive risk-adjusted returns while protecting our shareholders’ capital.

The performance of our investment portfolio will depend on many factors including interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and actions taken by the U.S. government, including the U.S. Federal Reserve and the United States Department of the Treasury (the “Treasury”). In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” below and "Risk Factors-Risks Related to Our Business" in Item 1A of Part I of this Annual Report on Form 10-K for further discussion.

Financing and Hedging Strategy

We finance our investments primarily through the use of recourse repurchase agreements, and to a lesser extent, non-recourse collateralized financing.

Repurchase Agreements. The majority of our repurchase agreement financing is uncommitted short-term financing in which we pledge our MBS as collateral to secure loans made by the repurchase agreement counterparty. These repurchase agreements generally have terms of 30-180 days, though in some instances longer terms may be available, and carry a rate of interest which is usually based on a spread to one-month LIBOR and fixed for the term of the borrowing. Borrowings under these repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. We also have available to us a committed repurchase agreement financing facility with an aggregate borrowing capacity of $250.0 million which currently has a termination date in August 2015; financing provided under this facility is secured by Agency and non-Agency CMBS IO. The amount borrowed under a repurchase agreement is limited by the lender to a percentage of the estimated market value of the pledged collateral, which is generally up to 95% of the estimated market value for Agency MBS and up to 90% for higher credit quality non-Agency MBS. The difference between the market value of the pledged MBS collateral and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity.

If the fair value of the MBS pledged as collateral declines, lenders may require that we pledge additional assets to collateralize the outstanding repurchase agreement borrowings by initiating a margin call. The fair value in collateral pledged fluctuates primarily as a result of principal payments and changes in market interest rates and spreads, prevailing market yields, actual or anticipated prepayment speeds and other market conditions. Lenders may also initiate margin calls during periods of market stress as a result of actual or expected volatility in asset prices. There is no minimum amount of collateral value decline required before the lender could initiate a margin call. If we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell the collateral pledged. We attempt to maintain cash and other liquid securities in sufficient amounts to manage our exposure to margin calls by lenders.

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

Hedges and Derivative Instruments. We enter into a variety of derivative instruments to mitigate our exposure to market events outside of our control which could negatively impact our earnings, cash flow or book value. Our hedging activities attempt primarily to reduce our exposure to adverse effects from changes in interest rates. For example, given the nature of our investing and financing activities, in a period of rising interest rates our earnings and cash flow may be negatively impacted by our borrowing costs increasing faster than income from our assets, and our book value may decline as a result of declining market values of our

MBS. We enter into derivative instruments in an attempt to partially or fully mitigate our exposure to these changes in interest rates. We typically utilize interest rate swap agreements and Eurodollar futures to hedge interest rate risk, but may also utilize interest rate cap or floor agreements, put and call options on securities or securities underlying futures contracts, forward rate agreements, or swaptions. We do not attempt to hedge the risk related to changes in market credit spreads (often referred to as basis risk) as we do not believe an efficient and cost-effective hedging strategy exists for this risk.

As of December 31, 2013, our derivative instruments consisted of interest rate swap agreements and Eurodollar contracts. In conducting our hedging activities, we intend to comply with REIT and tax limitations on our hedging instruments which could limit our activities and the instruments that we may use. We also intend to enter into derivative contracts only with the counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency.

We record our derivative and hedge transactions in accordance with GAAP as per the guidance in Accounting Standards Codification Topic 815 "Derivatives and Hedging". Prior to June 30, 2013, we elected to use cash flow hedge accounting under ASC Topic 815 which states that the effective portion of the hedge relationship on an instrument designated as a cash flow hedge is reported in the current period's other comprehensive income ("OCI") and is later reclassified to the consolidated statement of net income as "interest expense" in the same period during which the hedged transaction affects earnings; while the ineffective portion is immediately reported in the current period’s consolidated statement of net income. Since June 30, 2013, we have elected to discontinue cash flow hedge accounting, which means all activity related to our derivative instruments is now recorded in the current period's consolidated statement of net income as a portion of "loss on derivative instruments, net". As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate due to changes in the fair value of derivative instruments to a greater extent than if we were to have continued using cash flow hedge accounting.

Non-Recourse Collateralized Financing. In the past we have utilized securitization financing to finance securitized mortgage loans and certain MBS. Securitization financing is term financing collateralized by securitized mortgage loans and is non-recourse to us. Each series of securitization financing may consist of various classes of bonds at either fixed or variable rates of interest and having varying repayment terms. Payments received on securitized mortgage loans and reinvestment income earned thereon is used to make payments on the securitization financing bonds. Management does not currently have plans to enter into any additional securitization financing arrangements.

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio, including the amount of net interest income we earn and fluctuations in investment values, will depend on multiple factors, many of which are beyond our control. These factors include, but are not limited to, the absolute level of interest rates, trends of interest rates, the relative steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments (including multifamily, residential and commercial mortgage markets), and market required yields as reflected by market credit spreads. In addition, the performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable return levels could be influenced by actions and policy measures of the U.S. government including the Federal Housing Finance Administration, the U. S. Department of the Treasury (the "Treasury"), and the U.S. Federal Reserve.

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

Investing in mortgage-related securities while using leverage to increase our return on shareholders' capital subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk, which are discussed in Part I, Item 1A, "Risk Factors" as well as "Liquidity and Capital Resources" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K. Please see these Items for a detailed discussion of these risks and the potential impact on our results of operations and financial condition.

INDUSTRY OVERVIEW

The public mortgage REIT industry has grown significantly since the beginning of 2008 and includes approximately 30 companies with a total market capitalization of $62.1 billion as of December 31, 2013. Mortgage REITs provide liquidity to the U.S. real estate markets through the purchase of RMBS and CMBS and through the origination or purchase of mortgage loans. The business models of mortgage REITs range from investing only in Agency MBS to investing substantially in non-investment grade MBS and loans. Each mortgage REIT will assume risks in its investment strategy. Whereas we invest in shorter-duration and higher quality MBS in order to mitigate interest rate risk and credit risk, other mortgage REITs may be willing to accept more of these risks than we are.

Given the need for private capital to replace the capital currently supporting mortgage finance (from governmental and quasi-governmental public entities such as Fannie Mae, Freddie Mac, GNMA and the Federal Reserve), we believe that mortgage REITs will continue to increase in importance to the U.S. housing and mortgage finance industries. In addition, the uncertainty around regulation of financial institutions under the Dodd-Frank Act, minimum capital standards that will be implemented under the Basel III Accord, increased risk-weightings for certain types of mortgage loans held by depository institutions, increased regulatory requirements related to origination of certain types of residential mortgage loans, and other potential regulatory changes, may further impact capital formation in the U.S. mortgage market which could favor mortgage REITs. There are potential consequences to increased regulation however, including increasing borrowing costs or reduced availability of repurchase agreement financing and the need to post more capital to leverage our investments and/or enter into derivative instruments.

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

We estimate that our NOL carryforward was approximately $142.3 million as of December 31, 2013, subject to the completion of our 2013 federal income tax return. The NOL expires substantially beginning in 2020. We can utilize our NOL carryforward to offset our taxable earnings after taking the REIT distribution requirements into account. As a result of our public offering of common stock in February 2012, we incurred an "ownership change" as such term is defined in Section 382 of the Code. Based on management's analysis and expert third-party advice, which necessarily includes certain assumptions regarding the characterization under Section 382 of our use of capital raised by us, we determined that the ownership change under Section 382 limits our ability to use our NOL carryforward to a maximum amount of $13.5 million per year. This annual limitation may effectively limit the cumulative amount of pre-ownership change losses, including certain recognized built-in losses, that we may utilize.

There may be differences between taxable income and income computed in accordance with U.S. generally accepted accounting principles (“GAAP”). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes.

Failure to satisfy certain Code requirements could cause us to lose our status as a REIT. If we failed to qualify as a REIT for any taxable year, we may be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. We could, however, utilize our NOL carryforward to offset any taxable income. In addition, given the size of our NOL carryforward, we could pursue a business plan in the future in which we would voluntarily forego our REIT status. If we lost or otherwise surrendered our status as a REIT, we could not elect REIT status again for five years. Several of our investments in securitized mortgage loans have ownership restrictions limiting their ownership to REITs. Therefore, if we chose to forego our REIT status, we would have to sell these investments or otherwise provide for REIT ownership of these investments. In addition, many of our repurchase agreement lenders and interest rate swap counterparties require us to maintain our REIT status. If we were to lose our REIT status, these lenders would have the right to terminate any repurchase agreement borrowings and interest rate swaps outstanding at that time.

We also have a taxable REIT subsidiary (“TRS”), which had an NOL carryforward of approximately $3.5 million as of December 31, 2013, subject to the completion of our 2013 federal income tax return. The TRS has limited operations, and, accordingly, we have established a full valuation allowance for the related deferred tax asset.

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

EMPLOYEES

As of December 31, 2013, we have 18 employees and one corporate office in Glen Allen, Virginia. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Executive Officers of the Registrant

Name (Age)	Current Title	Business Experience
Thomas B. Akin (61)	Executive Chairman and Director	Executive Chairman effective January 1, 2014; Chief Executive Officer between 2008 and 2013; Chairman of the Board since 2003; managing general partner of Talkot Capital, LLC.
Byron L. Boston (55)	Chief Executive Officer, President, Co-Chief Investment Officer, and Director	Chief Executive Officer and Co-Chief Investment Officer effective January 1, 2014; President and Director since 2012; Chief Investment Officer since 2008.
Stephen J. Benedetti (51)	Executive Vice President, Chief Operating Officer, and Chief Financial Officer	Executive Vice President and Chief Operating Officer since 2005; Executive Vice President and Chief Financial Officer from 2001 to 2005 and beginning again in 2008.
Smriti L. Popenoe (44)	Executive Vice President and Co-Chief Investment Officer
Executive Vice President and Co-Chief Investment Officer effective January 1, 2014; Chief Risk Officer of PHH Corporation between 2010 and 2013; Senior Vice President, Balance Sheet Management, of Wachovia Bank, from 2006 to 2009.

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

Page
Risks Related to Our Business	8
Risks Related to Regulatory and Legal Requirements	20
Risks Related to Owning Our Stock	25

Risks Related to Our Business

The Federal Reserve continues to use monetary policy including a 0%-0.25% targeted federal funds rate and its asset purchase operations being conducted by the Federal Reserve Bank of New York ("FRBNY") to support economic growth in the U.S. If the Federal Reserve begins reducing liquidity to the markets by tightening monetary policy, or if the FRBNY were to sell securities it holds or even announce that it intends to sell these securities, market interest rates and credit spreads are likely to increase dramatically which could negatively impact our reported results, our operations, our liquidity and our book value.

The Federal Open Market Committee (“FOMC”) of the Federal Reserve has maintained its targeted federal funds rate at the historically low range of between 0% and 0.25% since 2008. The FOMC has also sought to provide additional policy monetary stimulus by expanding the holdings of longer term securities in its portfolio, including large-scale purchases of Treasury securities and fixed-rate Agency RMBS (which the market has referred to as quantitative easing, or "QE"). The QE program has been executed at various times since 2008. The purchases are intended to lower longer-term interest rates in general and mortgage rates in particular, and contribute to an overall easing of monetary conditions. The Federal Reserve and FOMC have implemented monetary policy through open market operations conducted by the FRBNY.

As of January 8, 2014, the FRBNY held $3.7 trillion of securities, of which $1.5 trillion were Agency MBS and $2.2 trillion were U.S. Treasury securities, most of which has been accumulated pursuant to the QE program. Beginning in December 2013, the FOMC announced its intention to reduce monthly purchases under the QE program from $85 billion to $75 billion given the improved outlook for the US economy, and the FOMC and FRBNY are expected to continue to reduce such purchases in future months. The FOMC had previously mentioned reducing, or "tapering" its purchases in May 2013. Over the ensuing 2 months, two-year and ten-year treasury rates increased 0.18% and 1.11%, respectively, and ended up increasing 0.19% and 1.40%, respectively, by year end.

The actions of the Federal Reserve in the context of modern U.S. financial history are unprecedented. The potential market volatility from the Federal Reserve's future withdrawal of support via these asset purchases, or a future increase in the targeted federal funds rate may be extreme. Once the Federal Reserve announces a higher targeted range or if markets determine that the Federal Reserve is likely to announce a higher targeted range, our borrowing costs are likely to increase which will negatively impact our results of operations and could impact our financial condition and book value. Further, the timing and method of the ultimate disposition of securities purchased by the Federal Reserve (including the FRBNY) is not known, and significant price volatility could occur following large asset sales (or anticipation thereof) by the Federal Reserve. In such a case, it is likely that prices could decline which would cause a decline in our book value and also could result in margin calls by our lenders with respect to Agency MBS that are pledged as collateral for repurchase agreements. If declines in prices are substantial, this could force us to sell assets at a loss or at an otherwise inopportune time in order to meet margin calls or repay lenders.

Our business model depends on our ability to access credit to finance our investments. Our inability to access financing on reasonable terms could materially adversely affect our operations, financial condition and business which may, in turn, negatively affect the market price of our stock.

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

Repurchase agreements are generally short-term commitments of capital. Disruptions or volatility in the credit and repurchase agreement markets can and do periodically occur and can result in diminished financing capacity for mortgage securities. These events can lead to adverse impacts on the values of mortgage securities. If a severe event were to occur, lenders may be unwilling or unable to provide financing for our investments or may be willing to provide financing only at much higher rates. This may impact our profitability by increasing our borrowing costs or by forcing us to sell assets. In an extreme case, this may also result in our inability to finance some or all of our securities which could force us to liquidate all or portions of our investment portfolio, potentially in an adverse market environment.

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

A decline in the market value of our assets may cause our book value to decline and/or may result in margin calls that could force us to sell assets under adverse market conditions.

The market value of our assets is generally determined by the marketplace on a spread to the Treasury and or LIBOR swap interest rate curves. Interest rate fluctuations will cause the market values of our investments to fluctuate and, in particular, rising interest rates often cause the market values of our investments to decrease. The movement of the Treasury and LIBOR swap curves and changes in market spreads can result from a variety of factors, including but not limited Federal Reserve policy, market inflation expectations, market perceptions of risk, and changes in the liquidity of our investments. In periods of uncertainty or high volatility, market spreads may dramatically increase, causing rapid declines in the value of our assets. As most of our investments are considered available for sale under GAAP and are therefore carried at fair value in our financial statements, the decline in value would cause our shareholders’ equity to correspondingly decline. In addition, because we utilize recourse collateralized financing such as repurchase agreements, a decline in the market value of our investments may limit our ability to borrow against these assets or result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash. Posting additional collateral or cash to support our borrowings would reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. As a result, we could be forced to sell some of our assets in order to maintain liquidity. Forced sales typically result in lower sales prices than do market sales made in the normal course of business. If our investments were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

Our inability to meet certain covenants in our repurchase agreements and derivative instruments could adversely affect our financial condition, results of operations and cash flows.

In connection with certain of our repurchase agreements and derivative instruments, we are required to maintain certain financial and financial covenants. The most restrictive requires that, on any date, we have (i) a minimum of $30 million of liquidity; (ii) a minimum shareholders' equity of the sum of $110 million and 90% of all net capital contributions after June 30, 2008; (iii) declines in shareholders' equity less than 25% in any quarter and 35% in any year; and (iv) and a maximum debt-to-equity ratio of 7-to-1. In addition, virtually all of our repurchase agreements and derivative instruments require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of a repurchase agreement, acceleration of all amounts owing under the repurchase agreement, and generally gives the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the repurchase agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one repurchase agreement, that violation could lead to defaults, accelerations or other adverse events under other repurchase agreements, as well.

Non-Agency MBS have more price sensitivity than Agency MBS which can cause greater fluctuations in our book value. In addition, we finance our non-Agency MBS with a limited number of repurchase agreement lenders. A withdrawal by one or more of these lenders could force us to sell our non-Agency MBS at potentially distressed prices which could impact our profitability. It could also cause other lenders to withdraw financing for our Agency MBS.

Non-Agency MBS historically have been more price sensitive than Agency MBS which limits the number of lenders willing to provide repurchase agreement financing for these securities. In a period of price volatility, we may be subject to margin calls which could adversely impact our liquidity. These margin calls could result from price changes in the non-Agency MBS or from higher margin requirements by the lender in order to provide additional collateral as a result of the price volatility. In addition, lenders may no longer offer financing of non-Agency MBS which could force us to sell some or all of these investments if we could not find replacement financing. In either instance we may be required to sell assets which could negatively impact our profitability. In an extreme situation, if we lost significant amounts of financing or if we received a significant amount of margin calls on our non-Agency MBS, other lenders may also seek to reduce their financing of our Agency MBS. In such a case we would likely have to sell additional investments to maintain our liquidity.

The Federal Reserve and other U.S. regulators, the U.S. Congress, and the Basel Committee on Banking Regulation have all introduced regulations to improve the financial strength of the U.S. and international banking community. Such regulation has limited certain activities of banks and also has increased liquidity and capitalization requirements. Several current proposed regulations would implement capitalization requirements that may impact the future availability of repurchase agreement financing which could impact our business model.

Certain rules proposed by regulators of financial institutions require such financial institutions to maintain minimum amounts of capital relative to its assets. One such proposal was made in June 2013 by the Federal Reserve, the Federal Deposit Insurance Corporation ("FDIC"), and the Office of the Comptroller of the Currency ("OCC") to strengthen the leverage ratio standards for the largest, most systemically significant U.S. banking organizations defined as bank holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody. Under the proposal, these entities would be required to maintain a tier 1 capital leverage buffer of at least 2 percent above the minimum supplementary leverage ratio requirement of 3 percent, for a total of 5 percent. Such amount is in excess of current required capital levels for these institutions and could force reductions in overall leverage, including repurchase agreement financing, by these institutions in order to comply with the leverage ratio requirement, which could in turn limit the amount available for us to borrow or could increase our overall cost of financing. As of December 31, 2013, we have repurchase agreements outstanding of $1.1 billion with financial institutions that would be required to comply with this leverage ratio.

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

We invest in securities that are not publicly traded in liquid markets. Though Agency MBS are generally deemed to be a very liquid security, turbulent market conditions in the past have at times significantly and negatively impacted the liquidity of these assets. This has resulted in periods of reduced pricing for Agency MBS from our repurchase agreement lenders. In extreme cases, financing might not be available for certain Agency MBS. Generally, our lenders will value Agency MBS based on liquidation value in periods of significant market volatility. For example, during June and July 2013, we believe that our lenders valued our Agency MBS on a liquidation basis as the market (and our lenders) became concerned with changes in FOMC policy with respect to the targeted Fed Funds rate and its QE program. This resulted in margin calls by our repurchase agreement lenders as the value of the pledged collateral declined.

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

Illiquidity in our investment portfolio may make it difficult for us to sell certain investment securities if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded certain of our investment securities which would adversely affect our results of operations and our book value.

Fluctuations in interest rates may have various negative effects on us and could lead to reduced profitability and a lower book value.

Fluctuations in interest rates impact us in a number of ways. For example, in a period of rising rates, we may experience a decline in our profitability from borrowing rates increasing faster than our assets reset or from our investments adjusting less frequently or relative to a different index (e.g., six month or one-year LIBOR) from our borrowings (repurchase agreements are typically based on one-month LIBOR). Most of our assets are also fixed rate for a period of their lives and are financed with floating rate repurchase agreements that mature every 30-180 days. In a period of rising rates our borrowings will reset more quickly to market interest rates than most of our assets, which may negatively affect returns on our portfolio and our net interest income.

Fluctuations in interest rates may also negatively affect the market value of our securities. Since our securities are fixed rate or adjust generally over longer-term periods, rising interest rates will reduce the market value of our securities which will reduce book value. In some instances, increases in short-term rates are rapid enough that short-term rates equal or exceed medium/long-term rates, resulting in a flat or inverted yield curve. Any fixed-rate or hybrid ARM investment will generally be more negatively affected by these increases than ARMs (which have interest-rates that adjust more frequently). Reductions in market value of our securities could result in margin calls from our lenders and could result in our being forced to sell securities at a loss.We may also experience a reduction in the market value of our MBS as a result of higher yield requirements by the market for these types of securities. Conversely, while declining interest rates are more favorable for us, we may experience increasing prepayments, resulting in reduced profitability and returns of our capital in lower yielding investments. Such fluctuations could negatively impact our results of operations, and could impact our financial condition and book value.

Our use of hedging strategies to mitigate our interest rate exposure may not be effective, may adversely affect our income, may expose us to counterparty risks, and may increase our contingent liabilities.

We may pursue various types of hedging strategies, including interest rate swap agreements, Eurodollar futures, interest rate caps, and other derivative transactions (collectively, “hedging instruments”) to help mitigate increasing financing costs and lower book value from adverse changes in interest rates. Our hedging activity will vary in scope based on our portfolio construction and objectives, the level and volatility of interest rates, and financing sources used. No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed, and there can be no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition. In addition, hedging instruments that we use may adversely affect our results of operations and book value (particularly if interest rates decline) as the fair value of hedging instruments fluctuate with changes in rates (and require us to post margin to counterparties) and also involve an expense that we will incur regardless of the effectiveness of the hedging activity.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available hedging instruments may not correspond directly with the interest rate risk from which we seek protection;

•	the duration of the hedge may not match the duration of the related liability;

•
the value of derivatives used for hedging will be adjusted from time to time in accordance with GAAP to reflect changes in fair value, and downward adjustments, or “mark-to-market losses,” would reduce our earnings, shareholders’ equity, and book value;

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

We expect to primarily use interest rate swap agreements and Eurodollar futures to hedge against anticipated future increases in interest expense from our repurchase agreements. Most of our interest rate swaps and Eurodollars are traded on a regulated exchange or administered through a clearing house. We are required to post margin at the inception of the swap or Eurodollar and also to post variation margin if the fair value of the swap or Eurodollar instrument declines. A portion of our swaps, however, are administered under bilateral agreements between us and a counterparty, exposing us to increased counterparty risk with regard to these interest rate swaps. Should an interest rate swap agreement counterparty be unable to make required payments pursuant to the agreement, the hedged liability would cease to be hedged for the remaining term of the interest rate swap agreement. In addition, we may be at risk of loss of any collateral held by a hedging counterparty to an interest rate swap agreement if the counterparty becomes insolvent or files for bankruptcy. Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our ability to pay dividends to our shareholders.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments are traded may require us to post additional collateral against our hedging instruments. For example, in response to the U.S. approaching its debt ceiling without resolution and the federal government shutdown in October 2013, the Chicago Mercantile Exchange announced that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back shortly thereafter upon the news that Congress passed legislation to temporarily suspend the national debt ceiling, reopened the federal government, and provided a time period for broader negotiations concerning federal budgetary issues. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

In 2008, the FHFA placed Fannie Mae and Freddie Mac under federal conservatorship. As its conservator, the FHFA has broad regulatory powers over Fannie Mae and Freddie Mac and has entered into Preferred Stock Purchase Agreements, as amended, (“PSPAs”) pursuant to which the Treasury ensures that Fannie Mae and Freddie Mac will separately maintain a positive net worth by committing to purchase preferred stock of Fannie Mae and Freddie Mac. Since then, the U.S Treasury has injected an aggregate of $188 billion in capital into the GSEs in order that they remain solvent.

The problems faced by Fannie Mae and Freddie Mac, which resulted in their placement into federal conservatorship and receipt of significant U.S. government support, have sparked debate among federal policy makers regarding the continued role of the U.S. government in providing liquidity for mortgage loans and Agency MBS. The FHFA as the regulator of the GSEs has proposed several reforms including building a common, single, securitization platform between the two entities and gradually contracting their presence in the mortgage marketplace.

In addition, the U.S. Congress has been considering structural changes to the GSEs with the most prominent proposal being made by Senators Robert Corker of Tennessee and Mark Warner of Virginia. Senators Corker and Warner introduced legislation in June 2013 titled the Corker-Warner Housing Finance Reform and Taxpayer Protection Act (the "Corker-Warner Bill") that would replace the GSEs with a privately capitalized system that is intended to preserve market liquidity and protect taxpayers from future GSE losses due to economic downturns. The Corker-Warner Bill would wind down the GSEs within 5 years and create an alternative structure to provide catastrophic reinsurance, among other provisions. It is unclear if any proposals made by the FHFA or by members of the U.S Congress, including the Corker-Warner Bill, will be enacted or implemented in any form. With Fannie Mae's and Freddie Mac's future under debate, the nature of their future guarantee obligations could be considerably limited. Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac are eliminated, or their structures change significantly (e.g., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS. This would remove a material component of our investment strategy and would make it more difficult for us to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).

Both Fannie Mae and Freddie Mac have returned to profitability as a result of the housing market recovery, but their business model is still highly leveraged to the strength of the housing market in the U.S. We believe that the market perceives that these entities will be unable to meet their obligations unless they remain in conservatorship. If Fannie Mae and Freddie Mac were unwilling or unable to honor the guarantee of payment on Agency MBS, or were perceived to be less likely to honor fully such guarantees, we could potentially incur substantial losses on such securities and experience extreme market price volatility. We rely on our Agency MBS as collateral for our financings under our repurchase agreements. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. government, including those that result in their winding down, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae and Freddie Mac. As a result, such policies could increase the risk of loss on investments in Agency MBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such policies could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our business, operations and financial condition.

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

Prepayments occur on both a voluntary or involuntary basis. Voluntary prepayments tend to increase when interest rates are declining or, in the case of ARMs or hybrid ARMs, based on the shape of the yield curve. CMBS in which we invest generally are protected in the case of voluntary prepayments either from absolute prepayment lock-out on the loan or compensation for future lost interest income on the loan through yield maintenance payments or prepayment penalties. The actual level of prepayments will be impacted by economic and market conditions, including new loan underwriting requirements. Involuntary prepayments tend to increase in periods of economic stress and may occur for any of our investment types.

The value of our RMBS assets is affected by prepayment rates on the mortgage loans underlying the RMBS, and our investment strategy includes making investments based on our expectations regarding prepayment rates. Prepayment rates that are faster than anticipated may increase or decrease the value of a security, depending on the type of security and the price paid to acquire the security, and will impact the yield on the security. Prepayment rates may be affected by a number of factors including but not limited to the availability of mortgage credit, interest rate and loan refinancing activity, the relative economic vitality of the area in which the related properties are located, the average remaining life of the loans, the average size of the remaining loans, the availability and relative attractiveness of government programs (as further discussed below), the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility, and other economic, social, geographic, demographic and legal factors. Consequently, such prepayment rates cannot be predicted with any certainty. In making investment decisions, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If regulatory changes, dislocations in the residential mortgage market, or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to predict or make assumptions regarding prepayment rates, assess the market value of target assets, implement hedging strategies and implement techniques to hedge prepayment risks would be significantly affected, which could materially adversely affect our financial position and results of operations. If we make erroneous assumptions regarding prepayment rates, we may experience significant investment losses.

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

The Treasury and the Department of Housing and Urban Development ("HUD") have implemented the Home Affordable Refinance Program (or "HARP"), which allows borrowers who are current on their mortgage payments to refinance loans originated on or before May 31, 2009, with current loan-to-value ratios exceeding 80%, in order to reduce their monthly mortgage payments. HARP specifically targets borrowers that are current on their mortgage payment but who have negative equity in their home and, as a result, have been unable to refinance into a lower cost mortgage (given the decline in current mortgage rates compared to pre-May 31, 2009). HARP currently is set to expire on December 31, 2015. Many of our Agency RMBS that are collateralized by mortgage loans whose coupons exceed current mortgage interest rates are owned at premiums to their par balance. In September 2013, the FHFA announced a national education campaign to reach eligible homeowners in an effort to expand the success of HARP. If refinance activity increases for Agency RMBS as a result of HARP or other government programs or efforts, or if we increase forecasted prepayments on our Agency RMBS, our net interest income would be negatively impacted by the additional amortization of premium on our Agency RMBS. In addition, we may experience significant volatility in the market value of Agency RMBS as the market resets prepayment expectations on Agency RMBS. Such volatility could lead to margin calls from our repurchase agreement lenders and could force us to sell these securities under unfavorable conditions and possibly at a loss.

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

CMBS IO securities have no principal amounts outstanding and consist only of the right to receive excess interest payments on the underlying CMBS loans included in the securitization trust. We could lose some or all of our investment in our IO securities if the underlying loans in the CMBS default and are liquidated, restructured or are otherwise repaid or refinanced prior to their expected repayment date. Such an event would cause our net income to decline and could also result in declines in market prices on our CMBS IO securities, thereby reducing our book value, resulting in margin calls from repurchase agreement lenders, and adversely affecting our financial condition. In addition, loans underlying the CMBS may be protected from voluntary prepayment through lock-out, yield maintenance, or prepayment penalty provisions. In certain IO securities, yield maintenance or prepayment penalties may not be sufficient to compensate us for the loss of future excess interest as a result of the prepayment, thereby adversely affecting our results of operations. Also, the amount of prepayment penalties required to be paid decline over time, and as loans age, interest rates decline, or market values of the collateral supporting the loan increase, prepayment penalties may not serve as a meaningful economic disincentive to the borrower.

Provisions requiring yield maintenance charges, prepayment penalties, defeasance or lock-outs in CMBS IO securities may not be enforceable.
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

There are many aspects of credit performance for our investments that we cannot control. Third party servicers provide for the primary and special servicing of our single-family and commercial mortgage loans and non-Agency MBS. In that capacity these service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan. We have a risk management function which oversees the performance of these servicers and provides limited asset management services. Loan servicing companies may not cooperate with our risk management efforts, or such efforts may be ineffective. We have no contractual rights with respect to these servicers and our risk management operations may not be successful in limiting future delinquencies, defaults, and losses.

The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counterparties. Service providers to securitizations, such as trustees, bond insurance providers, guarantors and custodians, may not perform in a manner that promotes our interests or may default on their obligation to the securitization trust. The value of the properties collateralizing the loans may decline causing higher losses than anticipated on the liquidation of the property. The frequency of default and the loss severity on loans that do default may be greater than we anticipated. If loans become “real estate owned” (“REO”), servicing companies will have to manage these properties and may not be able to sell them at reasonable prices. Changes in consumer behavior, bankruptcy laws, tax laws, and other laws may exacerbate loan losses. In some states and circumstances, the securitizations in which we invest have recourse, as the owner of the loan, against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole source of funds for any recoveries.

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

Our loans and loans underlying non-Agency MBS we own are serviced by third-party service providers. Should a servicer experience financial difficulties, it may not be able to perform these obligations. Due to application of provisions of bankruptcy law, servicers who have sought bankruptcy protection may not be required to make advance payments required under the terms of the MBS of amounts due from loan borrowers. Even if a servicer were able to advance amounts in respect of delinquent loans, its obligation to make the advances may be limited to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans. In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons. Servicers may not advance funds to us that would ordinarily be due because of errors, miscalculations, or other reasons. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures, which our servicers may fail to provide. A substantial increase in our delinquency rate resulting from improper servicing or loan performance in general may result in credit losses.

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

Our net income will largely depend on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs. The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in real estate lending markets depends on various factors, including interest rates, regional and national economic conditions and real estate values. In acquiring investments, we may compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, savings and loans, insurance companies, mutual funds, and other entities that purchase assets similar to ours, many of which have greater financial resources than we do. As a result of all of these factors, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

In order to maintain our portfolio size and our earnings, we must reinvest the cash flows we receive from our existing investment portfolio, including monthly principal and interest payments and proceeds from sales. If the assets we acquire in the future earn lower yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down or are sold. The risk that newly-acquired investments will not generate yields as attractive as yields on our current assets has been exacerbated in recent quarters due to the very low interest rate environment, Federal Reserve monetary policy and open market purchases of assets, and increased competition for investment securities. In addition, in light of our investment portfolio and market conditions, we may decide to not reinvest the cash flows we receive from our existing investment portfolio. If we retain, rather than reinvest, these cash flows, the size of our investment portfolio and interest income generated by our investment portfolio will likely decline.

Any failure of U.S. lawmakers in the future to reach an agreement on a budget for the federal government or negative perceptions of the U.S. government's fiscal health may lead to a downgrade of the U.S. credit rating or a perceived increase of risk of a default on U.S. government obligations, which could materially adversely affect our business, financial condition and results of operations.

The U.S. government's fiscal health has been a source of debate and concern of market participants and U.S. lawmakers. Any perception that the U.S. is unable or unwilling to honor its obligations could have a material negative impact on U.S. government securities and in turn, the value of our investment portfolio and our ability to obtain financing for our investments. Thus, a default or the perception of a possibility of default by the U.S. government on its obligations may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a federal budget in a timely manner. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, the implicit credit rating of Agency RMBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae was also downgraded to AA+. While this downgrade did not have a significant impact on the fair value of the Agency RMBS in our portfolio, it increased the uncertainty regarding the credit risk of Agency RMBS. The current federal budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. government to honor interest or principal payments on U.S. Treasury Securities would impact its decision whether downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the government's debt ceiling and resolve the federal budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

A further downgrade of the U.S. government’s credit rating could create broader financial turmoil and uncertainty, which would weigh heavily on the global banking and financial systems. Such circumstances could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain financing for our investments, and increasing the cost of such financing if it is obtained. In addition, a further downgrade could increase the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls, which could cause us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls, or that we could be forced to sell assets to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire. As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Risks Related to Regulatory and Legal Requirements

The effect of legislative and regulatory changes, including the Dodd-Frank Act and regulations implementing it, on our business, the mortgage industry and the markets in which we invest is uncertain, and may be adverse to our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law in July 2010, and significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a number of regulations under the Dodd-Frank Act have yet to be proposed or adopted, it is not yet known how these additional regulations will ultimately affect the borrowing environment, the investing environment for MBS, or interest rate swaps and other derivatives. Consequently, it is not possible for us to predict how additional regulation pursuant to the Dodd-Frank Act will affect our business, and there can be no assurance that the Dodd-Frank Act will not have an adverse impact on our business, results of operations or financial condition.

In addition, there is an ongoing debate over the degree and kind of regulation that should be applied to entities that participate in what is popularly referred to as “shadow banking.” While there is no authoritative definition of what “shadow banking” is, it generally refers to financial intermediation involving entities and activities outside of the traditional depositary banking system, such as mortgage REITs, repurchase agreement financing, securitizations, private equity funds and hedge funds. A general policy concern is that an aspect or component of shadow banking that is not subject to banking regulation - such as safety and soundness regulation and capital requirements - or other government oversight could be a source of financial instability or pose systemic risk to the broader banking and financial markets.

In August 2013, the Financial Stability Board, an international body of which the United States is a member, issued policy recommendations to strengthen oversight and regulation of shadow banking. The policy recommendations outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework, including a "toolkit" of potential regulatory responses that national regulators could employ to reduce systemic risk. While at this stage it is difficult to predict the type and scope of any new regulations that may be adopted by member countries, including the United States, if such regulations were to extend the regulatory and supervisory requirements currently applicable to banks, such as capital and liquidity standards, to our business or that of our financing counterparties or mortgage originators, or were to otherwise classify all or a portion of our business (including financing strategy) as shadow banking, our regulatory and operating costs, particularly borrowing costs, could increase, which may have a material adverse effect on our business.

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

Shortly after approving the Basel III standards, U.S. regulators also issued a notice of proposed rule-making calling for enhanced supplement leverage ratio standards, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. The enhanced standards are currently subject to public comment, and there can be no assurance that they will be adopted or, if adopted, that they will resemble the current proposal. Adoption and implementation of the supplemental leverage standards proposed by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements. The supplemental leverage standards as proposed also have an implementation date of 2019, with preliminary reporting required earlier in 2015. We believe most of the systemically significant banking organizations already comply with these leverage ratio standards. Nonetheless, we believe the actual implementation of these standards will reduce the amount of availability of repurchase agreement financing and will increase our financing costs.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate caps and swaps, are traded may require us to post additional collateral against our hedging instruments. For example, in response to the U.S. approaching its debt ceiling without resolution and the federal government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the national debt ceiling and reopen the federal government, and provide a time period for broader negotiations concerning federal budgetary issues. In the event that future adverse economic developments or market uncertainty - including developments or uncertainty due to governmental, regulatory, or legislative action or inaction - result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our Articles of Incorporation, with certain exceptions, authorize our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our Articles of Incorporation, no person may beneficially or constructively own more than 9.8% of our capital stock (including our common stock, Series A Preferred Stock, and Series B Preferred Stock). Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary.

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

The stock ownership limit imposed by the Code for REITs and our Articles of Incorporation may impair the ability of holders to convert shares of our Series A Preferred Stock or Series B Preferred Stock into shares of our common stock upon a change of control.

The terms of our Series A Preferred Stock and Series B Preferred Stock provide that, upon occurrence of a change of control (as defined in the Articles of Incorporation), each holder of Series A Preferred Stock or Series B Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined herein), we provide notice of our election to redeem the Series A Preferred Stock or Series B Preferred Stock, as applicable) to convert all or part of the Series A Preferred Stock and Series B Preferred Stock held by such holder on the Change of Control Conversion Date into a number of shares of our common stock per share of Series A Preferred Stock or Series B Preferred Stock, respectively, based on formulas set forth in our Articles of Incorporation. However, the stock ownership restrictions in our Articles of Incorporation also restrict ownership of shares of our Series A Preferred Stock and Series B Preferred Stock. As a result, no holder of Series A Preferred Stock or Series B Preferred Stock will be entitled to convert such stock into our common stock to the extent that receipt of our common stock would cause the holder to exceed the ownership limitations contained in our Articles of Incorporation, endanger the tax status of one or more real estate mortgage investment conduits ("REMICs") in which we have or plan to have an interest, or result in the imposition of a direct or indirect penalty tax on us. These provisions may limit the ability of a holder of Series A Preferred Stock or Series B Preferred Stock to convert shares of Series A Preferred Stock or Series B Preferred Stock into our common stock upon a change of control, which could adversely affect the market price of shares of our Series A Preferred Stock or of our Series B Preferred Stock.

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
We lease one facility located at 4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia 23060 under two separate leases which provides a total of 9,280 square feet of office space for our executive officers and administrative staff. The term of the first lease for 7,068 square feet expires in March 2014, but may be renewed at our option for one additional five-year period at a rental rate 3% greater than the rate in effect during the preceding 12-month period. The term of the second lease for 2,212 square feet expires in January 2017 and is not subject to a renewal option. We are currently negotiating a consolidation of the leases with the landlord into a single lease expiring in March 2020 and expect to enter into a new lease agreement before the expiration of the lease on 7,068 square feet in March 2014. We believe that our property is maintained in good operating condition and is suitable and adequate for our purposes.

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

One of the Company's subsidiaries, GLS Capital, Inc. ("GLS"), the County of Allegheny, Pennsylvania ("Allegheny County"), and the Company are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county. The purported class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, and certain other fees and who sustained economic damages on and after August 14, 2003. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and / or Allegheny County are an unconstitutional taking of private property.  The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. The Company believes the claims are without merit and intends to defend against them vigorously in this matter. The same class previously filed substantially the same lawsuit in 2004 against GLS and Allegheny County (ACORN v. County of Allegheny and GLS Capital, Inc.), and that cased was dismissed by the Court with prejudice on June 28, 2013.

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas. The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160 million “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2.1 million. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiffs' appeal, affirming the previous decision of no liability with respect to the Company, and reversing the previous decision of no liability with respect to DCI relating to the $160 million “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25.6 million damage award against DCI. On May 22, 2013, the Fifth Circuit vacated its order on February 13, 2013 and remanded the case to the trial court for entry of judgment against DCI and for a new trial with respect to attorneys' fees and for costs and pre-judgment and post-judgment interest as determined by the trial court. The Fifth Circuit also affirmed the trial court's decision with respect to a take nothing judgment against the Company. DCI has appealed the matter to the Supreme Court of Texas to reverse the $25.6 million damage award. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately 24,421 holders of record as of February 28, 2014. On that date, the closing price of our common stock on the New York Stock Exchange was $8.55 per share. The high and low stock prices and cash dividends declared on our common stock, our Series A Preferred Stock, and our Series B Preferred Stock for each quarter during the last two years were as follows:

	High	Low	Common Stock Dividends Declared	Series A Preferred Stock	Series B Preferred Stock
2013:
First quarter	$11.06	$9.53	$0.27	$0.53125	$—
Second quarter	$11.00	$9.79	$0.27	$0.53125	$0.46068
Third quarter	$10.25	$7.71	$0.29	$0.53125	$0.47656
Fourth quarter	$9.00	$7.91	$0.29	$0.53125	$0.47656
2012:
First quarter	$9.64	$9.04	$0.28	$—	$—
Second quarter	$10.49	$8.94	$0.29	$—	$—
Third quarter	$10.98	$9.92	$0.29	$0.43875	$—
Fourth quarter	$10.90	$8.66	$0.29	$0.53125	$—

Any dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status and maintaining compliance with dividend requirements of the Series A Preferred Stock and Series B Preferred Stock.

The following graph is a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index. The table below assumes $100 was invested at the close of trading on December 31, 2008 in each of our common stock, the S&P 500, the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index and assumes reinvestment of dividends.

	Cumulative Total Stockholder Returns as of December 31,
Index	2008	2009	2010	2011	2012	2013
Dynex Capital, Inc. Common Stock	$100.00	$149.16	$205.56	$193.09	$223.87	$213.80
S&P 500	$100.00	$126.47	$145.52	$148.60	$172.21	$227.97
Bloomberg Mortgage REIT Index	$100.00	$127.10	$158.61	$155.68	$185.36	$181.13
SNL U.S. Finance REIT Index	$100.00	$125.37	$156.06	$152.88	$183.60	$177.32

The sources of this information are Bloomberg, SNL Financial, and Standard & Poor’s, which management believes to be reliable sources. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

We may purchase up to $50 million of our outstanding shares of common stock through December 31, 2014 as authorized by our Board of Directors. Subject to applicable securities laws and the terms of the Series A Preferred Stock and the Series B Preferred Stock designations, which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as management deems appropriate, provided that the repurchase price per share is less than management's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The following table provides common stock repurchases made by us or on our behalf during the quarter ending December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				($ in thousands)
October 1, 2013 - October 31, 2013	—	$—	—	$43,115
November 1, 2013 - November 30, 2013	—	—	—	43,115
December 1, 2013 - December 31, 2013	120,991	8.01	120,991	42,145
	120,991	$8.01	120,991	$42,145
(1)    Average price per per share includes broker commissions paid in connection with common stock repurchases.

ITEM 6.    SELECTED FINANCIAL DATA
Our selected financial data presented below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

In addition to our operating results presented in accordance with GAAP, the information presented below and within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), effective borrowing costs and rates, adjusted net interest income, adjusted net interest spread, and adjusted return on average common equity. Management uses these non-GAAP financial measures in its internal analysis of results and operating performance and believes these measures may be important to investors and present useful information about the Company's performance. We are presenting these non-GAAP financial measures as a result of discontinuing cash flow hedge accounting effective June 30, 2013.

Core net operating income to common shareholders equals GAAP net income to common shareholders adjusted for amortization of accumulated other comprehensive loss on de-designated interest rate swaps included in GAAP interest expense, net change in fair value of derivative instruments, gains and losses on terminated derivative instruments, gains and losses on sales of investments, litigation settlement and related costs, loss on non-recourse collateralized financing, and fair value adjustments on investments not classified as available for sale. Effective borrowing costs equals GAAP interest expense excluding the amortization of accumulated other comprehensive loss on interest rate swaps de-designated as cash flow hedges on June 30, 2013 plus net periodic interest costs of derivative instruments (including accrued amounts) which are not already included in GAAP interest expense. Effective borrowing rate equals annualized cost of funds calculated on a GAAP basis, less the effect of amortization of de-designated cash flow hedges and plus the effect of net periodic interest costs of derivative instruments. Adjusted net interest income equals GAAP net interest income less effective borrowing costs. Adjusted net interest spread equals average annualized yields on investments less effective borrowing rates. Adjusted return on average common equity equals core net operating income divided by average common equity during the period. Schedules reconciling these non-GAAP financial measures to GAAP financial measures are provided below.

Management believes these non-GAAP financial measures are useful because they provide investors greater transparency to the information we use in our financial and operational decision-making processes. Management also believes the presentation of these measures, when analyzed in conjunction with the our GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers, particularly those competitors that continue to use hedge accounting in reporting their financial results, as well as to our performance in periods prior to discontinuing cash flow hedge accounting. As an investor in MBS on a leveraged basis, we believe adjusted net interest income and adjusted net interest spread is an important indicator of the profitability of our investment strategy because it includes cash flow hedging costs that are not included in the related GAAP presentation. Because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported in our consolidated statements of net income (loss). In addition, because not all companies use identical calculations, our presentation of core net operating income, effective borrowing costs and rates, adjusted net interest income, adjusted net interest spread, and adjusted return on average common equity may not be comparable to other similarly-titled measures of other companies.

	As Of/For the Year Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(amounts in thousands except share and per share data)
Investments	$4,073,584	$4,175,662	$2,500,976	$1,614,126	$914,421
Total assets	4,217,137	4,280,229	2,582,193	1,649,584	958,062
Repurchase agreements	3,580,754	3,564,128	2,093,793	1,234,183	638,329
Non-recourse collateralized financing	12,914	30,504	70,895	107,105	143,081
Total liabilities	3,631,261	3,663,519	2,210,844	1,357,227	789,309
Shareholders’ equity	585,876	616,710	371,349	292,357	168,753
Common shares outstanding	54,310,484	54,268,915	40,382,530	30,342,897	13,931,512
Book value per common share (1)	$8.69	$10.30	$9.20	$9.64	$9.08

Income Statement Data:
Interest income	$127,132	$113,548	$83,377	$48,781	$39,236
Interest expense	39,028	35,147	24,082	14,357	14,678
Net interest income	88,104	78,401	59,295	34,424	24,558
Loss on derivative instruments, net (2)	(10,076)	(908)	(2,825)	—	—
Gain on sale of investments, net	3,354	8,461	2,096	2,891	171
General and administrative expenses	(13,058)	(12,736)	(9,956)	(8,817)	(6,716)
Net income to common shareholders	60,167	72,006	39,812	26,411	13,571
Net income per common share:
Basic	$1.10	$1.35	$1.03	$1.50	$1.04
Diluted	$1.10	$1.35	$1.03	$1.41	$1.02
Dividends declared per share:
Common	$1.12	$1.15	$1.09	$0.98	$0.92
Series A Preferred	$2.13	$0.97	$—	$—	$—
Series B Preferred	$0.94	$—	$—	$—	$—
Series D Preferred	$—	$—	$—	$0.71	$0.95

(1) The calculation of book value per common share as of December 31, 2013, December 31, 2012, and December 31, 2009 excludes the aggregate liquidation value of the preferred stock outstanding as of those dates which was $113.8 million, $57.5 million, and $43.2 million, respectively.
(2) Loss on derivative instruments, net increased significantly during the year ended December 31, 2013 due to our discontinuation of cash flow hedge accounting for our interest rate derivative instruments effective June 30, 2013. Please refer to Note 1 within our Notes to the Consolidated Financial Statements for additional information.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Other Data Including Non-GAAP Financial Measures:	($ in thousands except per share data)
Effective borrowing costs (1)	$42,783	$35,801	$24,680	$14,357	$14,678
Adjusted net interest income (1)	84,349	77,747	58,697	34,424	24,558
Core net operating income to common shareholders (1)	63,786	63,064	50,829	22,665	13,195
Core net operating income per common share (1)	$1.17	$1.19	$1.32	$1.29	$1.01
Average common equity during the period	$522,432	$521,200	$361,212	$169,660	$155,943
ROAE, calculated using GAAP net income	11.5%	13.8%	11.0%	15.6%	8.7%
Adjusted ROAE, calculated using core net operating income (1)	12.2%	12.1%	14.1%	13.4%	8.5%

Average interest earning assets	$4,290,073	$3,492,158	$2,283,440	$1,012,520	$740,640
Average balance of borrowings	3,797,845	3,069,348	2,002,981	865,920	627,848
Effective yield earned on assets (2)	2.96%	3.25%	3.64%	4.81%	5.29%
Annualized cost of funds (3)	1.01%	1.12%	1.19%	1.64%	2.06%
Net interest spread	1.95%	2.13%	2.45%	3.17%	3.23%

Effective borrowing rate (1)	1.10%	1.14%	1.22%	1.64%	2.06%
Adjusted net interest spread (4)	1.86%	2.11%	2.42%	3.17%	3.23%

(1) Represents a non-GAAP financial measure. See reconciliations provided below.
(2) Effective yields are based on annualized amounts. Recalculation of effective yields may not be possible using data provided because certain components of interest income use a 360-day year for the calculation while others use actual number of days in the year.
(3) Rates shown are based on annualized interest expense amounts divided by average balance of borrowings. Recalculation of annualized cost of funds using total interest expense shown in the table may not be possible because certain expense items use a 360-day year for the calculation while others use actual number of days in the year.
(4) Adjusted net interest spread is a non-GAAP financial measure and is equal to effective yield earned on assets less the effective borrowing rate, both of which are included in the table above.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliations of GAAP to Non-GAAP Financial Measures:	(amounts in thousands except share and per share data)

GAAP net income to common shareholders	$60,167	$72,006	$39,812	$26,411	$13,571
Amortization of de-designated cash flow hedges (1)	5,193	—	—	—	—
Change in fair value on derivative instruments, net (2)	1,128	254	2,227	—	—
Litigation settlement and related costs	—	—	8,240	—	—
Loss on non-recourse collateralized financing	—	—	1,970	—	—
Gain on sale of investments, net	(3,354)	(8,461)	(2,096)	(3,452)	(171)
Fair value adjustments, net	652	(735)	676	(294)	(205)
Core net operating income to common shareholders	$63,786	$63,064	$50,829	$22,665	$13,195
Average common shares outstanding	54,647,643	53,146,416	38,579,780	17,595,022	13,088,154
Core net operating income per common share	$1.17	$1.19	$1.32	$1.29	$1.01

GAAP interest expense	$39,028	$35,147	$24,082	$14,357	$14,678
Amortization of de-designated cash flow hedges (1)	(5,193)	—	—	—	—
Net periodic interest costs of derivative instruments (3)	8,948	654	598	—	—
Effective borrowing costs	$42,783	$35,801	$24,680	$14,357	$14,678

GAAP annualized cost of funds (4)	1.01%	1.12%	1.19%	1.64%	2.06%
Effect of amortization of de-designated cash flow hedges (1)	(0.15)%	—%	—%	—%	—%
Effect of net periodic interest costs of derivative instruments (3)	0.24%	0.02%	0.03%	—%	—%
Effective borrowing rate (4)	1.10%	1.14%	1.22%	1.64%	2.06%

GAAP interest income	$127,132	$113,548	$83,377	$48,781	$39,236
Effective borrowing costs	42,783	35,801	24,680	14,357	14,678
Adjusted net interest income	$84,349	$77,747	$58,697	$34,424	$24,558

(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of the Company's discontinuation of cash flow hedge accounting.

(2) Represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest costs made on these instruments.
(3) Net periodic interest costs of derivative instruments equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "loss on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.
(4) Rates shown are based on annualized interest expense amounts. Recalculation of annualized cost of funds and effective borrowing rates using interest expense shown in the table may not be possible because certain items use a 360-day year for the calculation while others use actual number of days in the year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion is presented in five sections:
•Executive Overview
•Financial Condition
•Results of Operations
•Liquidity and Capital Resources
•Forward-Looking Statements
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
This discussion also contains non-GAAP financial measures. Please refer to Item 6 of this Annual Report on Form 10-K for reconciliations of these non-GAAP measures and additional information about why management believes these non-GAAP measures are useful for shareholders.

EXECUTIVE OVERVIEW

Please refer to Item 1 of Part 1 of this Annual Report on Form 10-K for a complete description of our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information.

Highlights for the Fiscal Year and the Fourth Quarter of 2013

During 2013, fixed income markets experienced periods of high volatility as a result of large fluctuations in interest rates during the year. At the beginning of 2013, the two-year and ten-year Treasury rates were 0.25% and 1.76%, respectively; these rates touched a low of 0.20% and 1.63%, respectively, and ended the year at 0.38% and 3.03%, respectively. Most of the volatility can be attributed to the changes in market expectations with respect to Federal Reserve purchases of assets under its Large Scale Asset Purchase (LSAP) program (discussed further below). Despite the volatility, we continued to focus on our strategy of investing in high quality, shorter duration Agency and non-Agency RMBS and CMBS. While we experienced a decline in our book value per common share as a result of declines in the market value of our MBS during the year, we generated a return on common equity of 11.5% based on net income to common shareholders of $60.2 million, and an adjusted return on common equity of 12.2% based on core net operating income to common shareholders of $63.8 million. Our net interest income increased by 12% in 2013 due primarily to a larger interest earning asset base and lower borrowing costs, partially offset by lower weighted average yields on our investment assets. Overall, our net interest spread for 2013 was 1.95% versus 2.13% for 2012, reflecting the lower weighted average yields from investments made in 2013.

Management believes the events contributing to the market volatility included market reaction to the the Federal Reserve reducing its bond purchases under its LSAP program (also referred to as "QE3") which triggered global de-risking in virtually all asset classes. In 2013 the Federal Reserve reduced its LSAP program by $10 billion per month which it has continued so far in 2014. We believe that economic fundamentals are uncertain and that the U.S. economy cannot withstand sustained higher interest rates. As a result, we anticipate that the Federal Reserve will continue to keep the targeted federal funds rate very low for an extended period as discussed further below in "Trends and Recent Market Impacts". We believe that the Federal Reserve will continue its reductions in its QE3 bond purchase program in 2014 which may result in periods of volatility in asset prices as interest rates rise and credit market spreads adjust to the reduced purchases by the Federal Reserve (which has dominated the purchases of fixed rate Agency MBS and Treasury securities since the inception of QE3).

During the fourth quarter of 2013, we were selective in making investments given the environment. We also repositioned our hedging instruments and increased our modeled duration gap (a measure of the sensitivity of our investments and derivative instruments to changes in interest rates) during the quarter, which ended 2013 at the higher end of our 0.5-1.5 years target range. Our investments and derivative instruments are most sensitive to changes in rates on one-to-three year maturities, as compared to further out the yield curve. One-to-three year rates are generally more sensitive to changes in the targeted federal funds rate. Finally we began extending repurchase agreement maturities (in particular in terms greater than 120 days) given the declining cost and greater availability of longer-term borrowing.

During 2013 we continued to make investments in CMBS and CMBS IO. The CMBS market has rebounded since 2008 with better underwriting, more credit enhancement supporting our investment, and broader investor participation. We believe that fundamentals are still positive in commercial real estate, particularly multifamily, given demographic fundamentals and attitude shifts. In addition, multifamily trends are supported by declining vacancies and increasing rents.

Effective June 30, 2013, we voluntarily discontinued hedge accounting for all interest rate swaps which we previously designated as cash flow hedges under GAAP. This decision to discontinue cash flow hedge accounting was made to facilitate our ability to more effectively manage the maturity dates of our repurchase agreements. Changes in the fair value of interest rate swaps and other derivative instruments are reported in our consolidated statements of net income as "loss on derivative instruments, net" and are no longer be reported in shareholders' equity through accumulated other comprehensive income (loss).

Trends and Recent Market Impacts

There are certain conditions and prospective trends in the marketplace that have impacted our current financial condition and results of operations and which may continue to impact us in the future. The following provides a discussion of conditions and trends that had significant developments during 2013 or are new conditions and trends that are important to our financial condition and results of operations.

Federal Reserve Monetary Policy

The Federal Open Market Committee ("FOMC") continues its purchase of U.S. Treasury and fixed-rate Agency MBS under its asset purchase program known as "QE3". The FOMC as of the date of this Annual Report on Form 10-K is purchasing $65 billion per month in securities down from a high of $85 billion per month in 2013. The FOMC has reduced its purchases of Treasury and Agency MBS as a result of perceived improvements in the underlying strength of the broader economy as evidenced by continued improvement in economic activity and labor market conditions. The FOMC has reiterated its commitment to maintaining a highly accommodative stance of monetary policy for a considerable time after the QE3 asset purchase program ends and the economic recovery strengthens. The FOMC has pledged to keep the target range for the federal funds rate at 0%-0.25% and indicated that it anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC's 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC stated that it will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. Market participants are currently forecasting an end to asset purchases by the FOMC in 2014 and an increase in the targeted federal funds rate sometime in the second quarter of 2015.

Asset Spreads and Competition for Assets

Over the past several years, credit markets in the United States have generally experienced tightening credit spreads (where credit spreads are defined as the difference between yields on securities with credit risk and yields on benchmark securities and that reflects the relative riskiness of the securities versus the benchmark). Changes in credit spreads result from the expansion or contraction of the perceived riskiness of an investment versus its benchmark. Spreads on MBS had tightened throughout the first half of 2013 from increased competition for these assets due to lack of supply, favorable market conditions in large part due to the Federal Reserve's involvement in the markets, and substantial amounts of capital raised by mortgage REITs and other market participants. Reductions in credit spreads resulted in an increase in asset prices which increased our book value. During the second half of 2013, credit spreads widened on MBS due to the Federal Reserve's actions with respect to QE3 (discussed above), expectations that interest rates would be increasing for the foreseeable future, and the overall lack of liquidity in the markets. The following table provides various estimated market credit spreads on categories of assets owned by the Company as well as other market credit spreads as of the end of each quarter in 2013:

(amounts in basis points)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Hybrid ARM 5/1 (2.0% coupon) spread to Treasuries	30	40	45	18
Hybrid ARM 10/1 (2.5% coupon) spread to Treasuries	76	80	75	34
Agency CMBS spread to interest rate swaps	58	72	92	59
'A'-rated CMBS spread to interest rate swaps	220	255	287	205
Agency CMBS IO spread to Treasuries	165	200	200	115

As noted in the table above, market credit spreads widened dramatically in the second quarter of 2013. Market credit spreads decreased over the balance of the year, but ended the year wider than in the first quarter of 2013. Most of the spread widening occurred at the same time interest rates were rapidly rising after comments by Federal Reserve officials regarding the possible reduction in its QE3 purchase program. Spread widening negatively impacted our book value from declining fair values on our MBS but provided us an opportunity to acquire assets at higher yields. Spreads have continued to tighten into 2014.

GSE Reform

Policy makers in Washington DC continue to debate the future of Fannie Mae and Freddie Mac's participation in the U.S. mortgage market. Several bills have been introduced in the U.S. Senate and the U.S. House of Representatives regarding the reform and/or dissolution of the GSEs. Any changes to the structure of the GSEs, or the revocations of their charters, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted. While we expect GSE reform to be a multi-year process, it is possible that new types of Agency MBS could be proposed and sold by Fannie Mae and Freddie Mac in the near term that are structured differently from current Agency MBS. This may have the effect of reducing the amount of available investment opportunities for the Company. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Part I, Item 1A of this Annual Report on Form 10-K.

Regulatory Uncertainty

Certain rules recently adopted or proposed by regulators of financial institutions require such financial institutions to maintain minimum amounts of capital relative to its assets. One such proposal was made in June 2013 by the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency to strengthen the leverage ratio standards for the largest, most systemically significant U.S. banking organizations defined as bank holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody. Under the proposal, these entities would be required to maintain a tier 1 capital leverage buffer of at least 2 percent above the minimum supplementary leverage ratio requirement of 3 percent, for a total of 5 percent. Such amount is in excess of current required capital levels for these institutions and could force reductions in overall leverage, including repurchase agreement financing, by these institutions in order to comply with the leverage ratio requirement, which could in turn limit the amount available for us to borrow or could increase our overall cost of financing.

There are various other recently adopted or proposed rules that could impact all regulated financial institutions in ways that may impact our ability to access financing.

In addition, the Federal Reserve has expressed concern over the generally unregulated nature of short-term wholesale funding markets including the repurchase agreement markets. Various suggestions have been made including capital surcharges as well as money market mutual fund reform (money market mutual funds are large supplier of liquidity to the repurchase markets). The outcome of any of these suggestions are uncertain but any capital surcharges or other reductions in repurchase agreement availability could have a material effect on the availability and cost of financing.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. The following discussion provides information on our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position.

Fair Value Measurements. As defined in ASC Topic 820, the fair value of a financial instrument is the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Please refer to Note 9 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a description of this hierarchy.
Our Agency MBS, as well a majority of our non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market. Their fair values are derived from an average of multiple pricing services and dealer quotes. Pricing services and dealers will have access to observable market information through their trading desks. We typically receive a total of three to six prices from pricing services and brokers for each of our securities; prices obtained from brokers are not binding on either the broker or us. Management does not adjust the prices received, but, for securities on which we receive five or more prices, the high and low prices are excluded from the calculation of the average price. In addition, management reviews the prices received for each security by comparing those prices to actual purchase and sale transactions, our internally modeled prices that are calculated based on observable market rates and credit spreads, and the prices that our borrowing counterparties use in financing the our securities. For any security for which significant variations in price exist (from other external prices received or from our internal price), management may exclude such prices from the calculation of the average price. The decision to exclude any price from use in the calculation of the fair values used in our consolidated financial statements is reviewed and approved by management independent of the pricing process. The average of the remaining prices received is used for the fair values included in our consolidated financial statements. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs are unobservable, the security would be classified as a level 3 security.

As of December 31, 2013, less than 15% of our non-Agency MBS (and less than 2% of our total MBS) are comprised of securities for which there are not substantially similar securities that trade frequently, and therefore, estimates of fair value for those level 3 securities are based primarily on management's judgment. Management determines the fair value of those securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators. Significant inputs into those pricing models are level 3 in nature due to the lack of readily available market quotes. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. Generally, level 3 assets are most sensitive to the default rate and severity assumptions. Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement, and accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets.

Amortization of Investment Premiums. We amortize premiums and accrete discounts associated with the purchase of our MBS into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the effective yield method. Estimates and judgments related to future levels of prepayments are critical to this determination, and they are difficult for management to predict. With respect to both RMBS and CMBS, mortgage prepayment expectations can change based on how changes in current and projected interest rates impact a borrower's likelihood of refinancing as well as other factors, including but not limited to real estate prices, borrowers' credit quality, changes in the stringency of loan underwriting practices, and lending industry capacity constraints. With respect to RMBS, modifications to existing programs such as HARP, or the implementation of new programs can have a significant impact on the rate of prepayments. Further, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on our securities and increase the uncertainty around management's estimates. We utilize a third party service to assist in estimating prepayment rates on all MBS. We review these estimates monthly and compare the results to any available market consensus prepayment speeds. We also consider historical prepayment rates and current market conditions to assess the reasonableness of the prepayment rates estimated by the third party service. Actual and anticipated prepayment experience is reviewed monthly and effective yields adjusted for differences between the previously estimated future prepayments and the amounts actually received as well as changes in estimated future prepayments.
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

FINANCIAL CONDITION

We invest primarily in Agency and non-Agency MBS, including RMBS, CMBS and CMBS IO securities. Agency MBS have a guaranty of principal payment by an agency of the U.S. government or a GSE such as Fannie Mae and Freddie Mac.  Non-Agency MBS have no such guaranty of payment. The following tables provide information regarding our asset allocation based on fair value as of December 31, 2013 and as of the end of each of the four preceding quarters:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Agency MBS	85.5%	86.3%	85.9%	84.9%	83.6%
Non-Agency MBS	13.1%	12.3%	12.6%	13.6%	14.6%
Other investments	1.4%	1.5%	1.5%	1.5%	1.8%

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
RMBS	67.3%	68.5%	67.9%	65.0%	62.9%
CMBS	17.7%	17.2%	17.4%	19.3%	20.8%
CMBS IO	15.0%	14.3%	14.7%	15.7%	16.3%

Agency MBS

Our investments in Agency RMBS are collateralized primarily by ARMs and hybrid ARMs. Our investments in Agency CMBS and CMBS IO are collateralized by fixed rate mortgage loans which generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties).

Activity related to our Agency MBS for the year ended December 31, 2013 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO (1)	Total
Balance as of January 1, 2013	$2,571,337	$354,142	$567,180	$3,492,659
Purchases	1,067,754	35,415	138,323	1,241,492
Principal payments	(847,275)	(5,235)	—	(852,510)
Sales	(4,496)	(36,311)	(161,550)	(202,357)
Change in net unrealized gain	(61,982)	(12,322)	(10,134)	(84,438)
Net premium amortization	(33,188)	(4,188)	(73,492)	(110,868)
Balance as of December 31, 2013	$2,692,150	$331,501	$460,327	$3,483,978
(1) Amounts shown for CMBS IO represent premium only and exclude underlying notional values.

Overall, our investment in Agency MBS as of December 31, 2013 remained relatively unchanged compared to December 31, 2012. The bulk of our purchases during the year were Agency RMBS while the bulk of our asset sales were in Agency CMBS and CMBS IO. The majority of these sales resulted from proactive measures taken to manage through the market volatility we began to experience in June 2013 and that continued throughout the remainder of 2013. CMBS and CMBS IO generally had more liquidity in the second half of 2013 than RMBS. We also sold a portion of our CMBS IOs during 2013 because we believed the prepayment risk of holding a particular portion of these securities outweighed any potential benefit of continuing to hold them.

As of December 31, 2013, 63% of our Agency portfolio was comprised of Fannie Mae issued securities with the balance being comprised of 34% Freddie Mac issued securities and 3% Ginnie Mae issued securities compared to 65% Fannie Mae issued securities and 29% Freddie Mac issued securities with the remaining 6% in Ginnie Mae issued securities as of December 31, 2012. As of December 31, 2013, 77% of our Agency MBS issued securities are variable-rate MBS with the remainder fixed-rate MBS compared to 73% variable-rate Agency MBS as of December 31, 2012. As of December 31, 2013, approximately 96% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR plus a weighted average rate of 1.78%, which is relatively unchanged from December 31, 2012.

The following table presents the weighted average coupon (“WAC”) by weighted average MTR for the variable-rate portion of our Agency RMBS portfolio based on par value as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
($ in thousands)	Par Value	WAC	Par Value	WAC
0-12 MTR	$575,763	2.97%	$523,711	3.94%
13-36 MTR	276,862	3.89%	300,186	4.03%
37-60 MTR	619,887	3.57%	471,159	4.03%
61-84 MTR	171,839	3.01%	620,099	3.28%
84-120 MTR	928,580	2.99%	490,759	3.39%
	$2,572,931	3.22%	$2,405,914	3.69%

During 2013, we received principal payments (both scheduled and unscheduled) on our Agency RMBS of $847.3 million. Below is a table of the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Agency RMBS	14.3%	23.8%	25.7%	24.8%	24.3%

CPRs on our Agency RMBS declined in the fourth quarter of 2013 compared to the third quarter of 2013 because refinancings decreased in response to increasing interest rates in the second half of 2013. As evidence of the decline in refinancing activity, the Mortgage Bankers Association Refinance Index fell by nearly 68% for the period from May 2013 to December 2013. RMBS prepayments will generally lag the refinance index by around three months.

Non-Agency MBS

Our purchases of non-Agency MBS are primarily investment grade securities (rated 'BBB' or better by at least one nationally recognized statistical ratings organizations). In 2013 most of our purchase activity was in CMBS and CMBS IO given the greater supply of these securities and the better risk-adjusted returns as compared to non-Agency RMBS. We typically purchase newer issue non-Agency MBS and have not generally purchased heavily discounted seasoned MBS. None of the non-Agency MBS in our portfolio as of December 31, 2013 or as of December 31, 2012 were purchased at a substantial discount.

Activity related to our non-Agency MBS for the year ended December 31, 2013 is as follows:

(amounts in thousands)	RMBS	CMBS	CMBS IO	Total
Balance as of January 1, 2013	$11,038	$486,342	$113,942	$611,322
Purchases	13,989	97,891	70,064	181,944
Principal payments	(5,554)	(50,927)	—	(56,481)
Sales	(5,631)	(136,287)	(10,263)	(152,181)
Change in net unrealized gain	(150)	(28,196)	(4,028)	(32,374)
Net accretion (amortization)	73	458	(18,578)	(18,047)
Balance as of December 31, 2013	$13,765	$369,281	$151,137	$534,183

The following table shows purchase price and related premium (discount) on purchases of our non-Agency MBS during 2013 by credit rating at the time of purchase:

	For the Year Ended
	December 31, 2013
Credit Rating At Purchase	Purchase Price	Premium (Discount)
	(amounts in thousands)
Non-Agency CMBS IO rated AAA (1)	$70,064	$70,064
Non-Agency CMBS rated A or BBB	97,891	(2,782)
Non-Agency RMBS non-investment grade	13,989	(11)
Total purchases	$181,944	$67,271
(1) For CMBS IO, premium is equal to purchase price as these securities have no principal associated with them. Notional amount of non-Agency CMBS IO purchased during the year ended December 31, 2013 was approximately $2.2 billion.

Management does not anticipate any credit losses on our non-Agency MBS that were purchased at a discount during the year ended December 31, 2013.

The weighted average months to maturity for all of our non-Agency CMBS (including IO securities) as of December 31, 2013 was 78 months with 86% having origination dates of 2009 or later, and the remainder prior to 2000. Our non-Agency CMBS investments consist principally of investment grade securities (rated 'BBB' or better) and are primarily Freddie Mac Multifamily K Certificates on pools of recently originated multifamily mortgage loans. These certificates are not guaranteed by Freddie Mac, and, therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents information for our non-Agency CMBS and CMBS IO investments by credit rating as of December 31, 2013 and as of December 31, 2012:

	December 31, 2013
	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Net Unrealized Gain (Loss)	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$40,379	$2,126	$35,637	$149,692	$555	$106,787
AA	40,022	62	35,402	1,445	65	16
A	237,261	10,307	194,952	—	—	—
Below A/Not Rated	51,619	(641)	37,683	—	—	—
	$369,281	$11,854	$303,674	$151,137	$620	$106,803

	December 31, 2012
	Non-Agency CMBS			Non-Agency CMBS IO
(amounts in thousands)	Fair Value	Net Unrealized Gain	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$156,180	$8,934	$134,678	$112,106	$4,935	$86,731
AA	46,967	3,600	37,207	1,836	79	1,490
A	275,310	26,786	222,873	—	—	—
Below A/Not Rated	7,885	588	2,401	—	—	—
	$486,342	$39,908	$397,159	$113,942	$5,014	$88,221

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of December 31, 2013 compared to December 31, 2012:

	December 31, 2013		December 31, 2012
($ in thousands)	Market Value of Collateral	Percentage	Market Value of Collateral	Percentage
California	$82,269	13.9%	$75,001	12.8%
Florida	81,353	13.7%	74,723	12.7%
Texas	69,044	11.6%	71,964	12.2%
New York	32,240	5.4%	38,943	6.6%
Virginia	30,784	5.2%	30,734	5.2%
Remaining states (not exceeding 4.0% individually)	297,398	50.2%	296,743	50.5%
	$593,088	100.0%	$588,108	100.0%

Derivative Assets and Liabilities

Our derivative assets and liabilities consist of interest rate swap agreements and Eurodollar futures, both of which are viewed by us as economic hedges of our exposure to fluctuations in interest rates. Effective June 30, 2013 we voluntarily discontinued hedge accounting for all interest rate swaps that were previously designated as cash flow hedges under GAAP because certain accounting requirements to qualify for cash flow hedge treatment limited our ability to extend maturity dates for our repurchase agreements beyond 30 days.

During 2013 as a result of discontinuing cash flow hedge accounting and as a result of the additional cost associated with the Dodd-Frank requirements pertaining to interest rate swaps, we began using Eurodollar futures to mitigate interest rate risk as part of managing variability at specific points of the LIBOR curve. Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk by shorting contracts at various points of the LIBOR curve. We also entered into forward-starting interest rate derivatives, partly due to the Federal Reserve's policy with respect to a sustained low Federal Funds rate target which heavily influences the interest costs on our borrowings. As of December 31, 2013, the weighted average notional amount of interest rate derivatives instruments that will be effective for future periods are shown in the following table:

($ in thousands)	Interest Rate Swaps	Eurodollar Futures	Total	Weighted-Average Rate (1)
Effective 2014	$751,148	$—	$751,148	1.53%
Effective 2015	790,000	—	790,000	1.56%
Effective 2016	790,000	394,393	1,184,393	1.86%
Effective 2017	678,887	1,013,056	1,691,943	2.48%
Effective 2018	599,185	507,222	1,106,407	2.72%
Effective 2019	263,223	224,890	488,113	3.10%
Effective 2020	191,277	158,860	350,137	3.28%
Effective 2021	180,000	—	180,000	2.13%
Effective 2022	180,000	—	180,000	2.13%
Effective 2023	159,478	—	159,478	2.15%
Effective 2024	38,874	—	38,874	2.18%
(1) Weighted average rate is based on the weighted average notional outstanding.

Please refer to Note 6 of the Notes to the Consolidated Financial Statements contained with this Annual Report on Form 10-K as well as "Loss on Derivative Instruments, Net" within "Results of Operations" contained within this Item 7 for additional information related to our derivative assets and liabilities.

Repurchase Agreements

Repurchase agreements increased a net $16.6 million from December 31, 2012 to December 31, 2013 due to additional borrowings to finance our purchases of investments during the year ended December 31, 2013. During 2013 we began extending our maturities on our repurchase agreements up to six months in order to obtain lower borrowing rates. Please refer to Note 5 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as "Interest Expense, Annualized Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our repurchase agreements.

Shareholders' Equity

Our shareholders' equity as of December 31, 2013 decreased $30.8 million, or $1.63 per common share, compared to December 31, 2012. This decrease was primarily the result of an increase in our accumulated other comprehensive loss of $86.3 million, which was comprised of net unrealized losses in fair value of our MBS of $116.7 million and a net unrealized gain of $30.4 million related to increases in the fair value of our interest rate swaps which we accounted for as cash flow hedges until June 30, 2013. Other changes include our net income to common shareholders of $60.2 million offset by common dividends declared of $61.3 million, our Series B Preferred Stock issuance of $54.3 million, additional common stock issuances of $9.9 million, and stock repurchases and other forfeits of approximately $7.6 million.

Supplemental Information

The tables below present the allocation of our shareholders' equity to our assets and liabilities. The allocation of shareholders' equity is determined by subtracting the associated financing for each asset from that asset's carrying basis:

	As of December 31, 2013
($ in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,483,978	$3,149,470	$334,508	57.1%
Non-Agency MBS	534,183	420,991	113,192	19.3%
Securitized mortgage loans	54,748	33,565	21,183	3.6%
Other investments	675	—	675	0.1%
Derivative assets (liabilities)	18,488	6,681	11,807	2.0%
Cash and cash equivalents	69,330	—	69,330	11.8%
Restricted cash	13,385	—	13,385	2.3%
Other assets/other liabilities	42,350	20,554	21,796	3.8%
	$4,217,137	$3,631,261	$585,876	100.0%

	As of December 31, 2012
($ in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,492,659	$3,057,634	$435,025	70.5%
Non-Agency MBS	611,322	493,188	118,134	19.2%
Securitized mortgage loans	70,823	43,810	27,013	4.4%
Other investments	858	—	858	0.1%
Derivative assets (liabilities)	—	42,537	(42,537)	(6.9)%
Cash and cash equivalents	55,809	—	55,809	9.1%
Other assets/other liabilities	48,758	26,350	22,408	3.6%
	$4,280,229	$3,663,519	$616,710	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades, if any, as of the date indicated, and non-recourse collateralized financing. Associated financing for derivative instruments represents the fair value of the derivative instruments in a liability position.

The tables below present the allocation of our invested capital by type of investment:

	As of December 31, 2013
($ in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,741,124	$2,558,395	$182,729	38.9%
CMBS and loans	720,996	569,123	151,873	32.4%
CMBS IO	611,464	476,508	134,956	28.7%
	$4,073,584	$3,604,026	$469,558	100.0%

	As of December 31, 2012
($ in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,624,897	$2,405,131	$219,766	37.8%
CMBS and loans	869,643	658,399	211,244	36.4%
CMBS IO	681,122	531,102	150,020	25.8%
	$4,175,662	$3,594,632	$581,030	100.0%

RESULTS OF OPERATIONS

Net income and core net operating income

Net income to common shareholders for the year ended December 31, 2013 decreased $11.8 million compared to the year ended December 31, 2012. Net interest income increased by $9.7 million, but was offset by an increase of $5.9 million in preferred dividends due to the issuance of our Series B Preferred Stock, an increase in loss on derivative instruments of $9.2 million, and a lower gain on sale of investments of $5.1 million.

We are providing certain non-GAAP financial measures, including "core net operating income", which exclude certain GAAP items, primarily in order to provide a more meaningful comparison of current period results to those of prior periods during which we utilized cash flow hedge accounting. Please refer to the section "Non-GAAP Financial Measures" contained in Item 6 for additional important information on this and other non-GAAP financial measures discussed throughout this Annual Report on Form 10-K.

The following table presents a reconciliation of our GAAP net income to our core net operating income for the periods presented:

	Year Ended
	December 31,
($ in thousands, except per share amounts)	2013	2012	2011
GAAP net income to common shareholders	$60,167	$72,006	$39,812
Amortization of de-designated cash flow hedges (1)	5,193	—	—
Change in fair value on derivative instruments, net (2)	1,128	254	2,227
Litigation settlement and related costs	—	—	8,240
Loss on non-recourse collateralized financing	—	—	1,970
Gain on sale of investments, net	(3,354)	(8,461)	(2,096)
Fair value adjustments, net	652	(735)	676
Core net operating income to common shareholders	$63,786	$63,064	$50,829

Core net operating income to common shareholders per share	$1.17	$1.19	$1.32
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.
(2) Represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest costs made on these instruments.

Core net operating income to common shareholders for 2013 was comparable to 2012, increasing by $0.7 million while declining $0.02 on a per share basis. The 1.0% increase in core net operating income was due to higher net interest income from a larger investment portfolio offset by higher periodic interest costs on derivatives from increased hedging activities. Core net operating income per share declined as a result of the higher average common shares outstanding during 2013.

Interest Income and Asset Yields

The majority of our interest income is from our MBS portfolio with the remainder resulting from investments in securitized mortgage loans and other investments. The following tables present interest income and weighted average yields by type of MBS investment for the periods indicated:

	Year Ended
	December 31,
	2013			2012
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$56,376	$2,835,130	1.99%	$50,319	$2,250,477	2.24%
Agency CMBS	11,726	323,174	3.59%	11,601	307,691	3.69%
Agency CMBS IO	25,760	520,689	4.95%	15,841	328,541	5.02%
Total Agency	93,862	3,678,993	2.55%	77,761	2,886,709	2.71%

Non-Agency RMBS	659	12,641	5.22%	884	15,401	5.74%
Non-Agency CMBS	23,383	415,212	5.63%	24,568	406,918	6.06%
Non-Agency CMBS IO	5,725	118,759	4.82%	4,515	71,882	5.39%
Total Non-Agency	29,767	546,612	5.45%	29,967	494,201	5.95%

Total MBS portfolio	$123,629	$4,225,605	2.92%	$107,728	$3,380,910	3.18%

	Year Ended
	December 31,
	2012			2011
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$50,319	$2,250,477	2.24%	$45,013	$1,567,408	2.87%
Agency CMBS	11,601	307,691	3.69%	9,711	250,333	3.81%
Agency CMBS IO	15,841	328,541	5.02%	2,090	28,203	7.71%
Total Agency	77,761	2,886,709	2.71%	56,814	1,845,944	3.07%

Non-Agency RMBS	884	15,401	5.74%	795	13,086	6.08%
Non-Agency CMBS	24,568	406,918	6.06%	16,668	275,469	6.05%
Non-Agency CMBS IO	4,515	71,882	5.39%	1,362	14,647	9.30%
Total Non-Agency	29,967	494,201	5.95%	18,825	303,202	6.21%

Total MBS portfolio	$107,728	$3,380,910	3.18%	$75,639	$2,149,146	3.51%

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(2)
Effective yields are based on annualized amounts. Recalculation of effective yields may not be possible using data provided because certain components of interest income use a 360-day year for the calculation while others use actual number of days in the year.

The following tables present the estimated impact of changes in average yields and average balances on the increase (decrease) in interest income for the periods indicated:

	Year Ended
	December 31, 2013 vs. December 31, 2012
		Due to Change in
(amounts in thousands)	Increase (Decrease)	Average Balance (1)	Average Yield
Agency MBS	$16,101	$21,674	$(5,573)
Non-Agency MBS	(200)	3,052	(3,252)
Total	$15,901	$24,726	$(8,825)

	Year Ended
	December 31, 2012 vs. December 31, 2011
		Due to Change in
(amounts in thousands)	Increase (Decrease)	Average Balance (1)	Average Yield
Agency MBS	$20,947	$33,036	$(12,089)
Non-Agency MBS	11,142	11,614	(472)
Total	$32,089	$44,650	$(12,561)

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

Our interest income from MBS for the year ended December 31, 2013 increased compared to the year ended December 31, 2012 due to an increase in the average balance of our MBS portfolio, and in particular an increase in our Agency and non-Agency CMBS IO portfolios. The impact of a larger average balance was partially offset by lower effective yields earned on our investments due to lower weighted average coupons (primarily on MBS purchased during 2013) and higher premium amortization during the year ended December 31, 2013. Similarly, interest income from MBS for the year ended December 31, 2012 increased compared to the year ended December 31, 2011 due to a larger average balance (and particularly in our CMBS IO portfolio)partially offset by lower effective yields.

The following table presents the components of our interest income by MBS investment type for the periods indicated:

	Year Ended
	December 31,
(amounts in thousands)	2013	2012	2011
Agency:
Gross interest	$204,727	$159,288	$84,639
Net premium amortization	(110,865)	(81,527)	(27,825)
Total interest income	$93,862	$77,761	$56,814
Average balance of unamortized premium, net	700,545	470,568	131,241

Non-Agency:
Gross interest	$47,783	$39,919	$21,925
Net premium amortization	(18,016)	(9,952)	(3,100)
Total interest income	$29,767	$29,967	$18,825
Average balance of unamortized premium, net	$100,998	$54,060	$9,065

Net premium amortization increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 as the average balance of our net unamortized premiums increased $276.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our average balance of unamortized premium during the year ended December 31, 2013 was more heavily weighted toward higher priced CMBS and CMBS IO than in 2012.

Net premium amortization increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily because of purchases of higher-priced Agency CMBS IO and Agency RMBS during 2012 compared to 2011. In addition, we experienced higher prepayment activity in 2012 versus 2011, and we also increased our forecasted prepayment speed during the second quarter of 2012 in response to declining mortgage rates and the HARP refinance program.

The following table presents the remaining components of our interest income for the periods indicated:

	Year Ended
	December 31,
(amounts in thousands)	2013		2012		2011
	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance
Securitized mortgage loans	$3,436	$62,718	$5,395	$91,873	$7,615	$133,198
Other investments	67	1,750	425	19,375	123	1,096

Interest income earned on our securitized mortgage loans is decreasing year over year due to the declining average balance outstanding as the mortgage loans continue to pay down. These securitized assets represent both commercial and single-family mortgage loans that are well-seasoned and were originated by us from 1992 to 1997.

Interest income earned from our other investments decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012 and compared to the year ended December 31, 2011 due to a declining average balance of our unsecuritized mortgage loans. In addition, during the first six months of 2012, we held an investment of $105.5 million in Freddie Mac Senior Unsecured Reference Notes on which we earned interest income of $0.3 million.

Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs

The following table summarizes the components of interest expense as well as average balances and annualized cost of funds for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2013	2012	2011
Repurchase agreements	$24,113	$19,341	$7,965
Interest rate swap expense from cash flow hedging	8,796	14,448	11,604
Amortization of de-designated cash flow hedges (1)	5,193	—	—
Non-recourse collateralized financing and other expenses	926	1,358	4,513
Total interest expense	$39,028	$35,147	$24,082

Average balance of repurchase agreements	$3,773,744	$3,033,634	$1,904,489
Average balance of non-recourse collateralized financing	24,101	35,713	98,491
Average balance of borrowings	$3,797,845	$3,069,347	$2,002,980
Annualized cost of funds (2)	1.01%	1.12%	1.19%
(1) Amount recorded in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.
(2) Rates shown are based on annualized interest expense amounts divided by average balance of borrowings. Recalculation of annualized cost of funds using total interest expense shown in the table may not be possible because certain expense items use a 360-day year for the calculation while others use actual number of days in the year.

The following tables present the amount that our interest expense from repurchase agreements increased for the periods indicated due to changes in average balances and changes in average rates:

	Year Ended
	December 31, 2013 vs. December 31, 2012
		Due to Change in
(amounts in thousands)	Increase in Interest Expense	Average Balance	Average Borrowing Rate
Repurchase agreements	$4,772	$4,719	$53

	Year Ended
	December 31, 2012 vs. December 31, 2011
		Due to Change in
(amounts in thousands)	Increase in Interest Expense	Average Balance	Average Borrowing Rate
Repurchase agreements	$11,376	$4,722	$6,654

As shown in the table above, the majority of the increase in our interest expense from repurchase agreement borrowings for the year ended December 31, 2013 compared to the year ended December 31, 2012 is due to an increase in the average balance outstanding during the past year. The average borrowing rate on our repurchase agreement borrowings for the year ended December 31, 2013 remained stable at 0.63% compared to the year ended December 31, 2012 despite extending maturities of our repurchase agreements during 2013. This is because our committed facility of repurchase agreement borrowings, which incurs a higher rate of financing, was used during all of 2013 versus being used during less than half of 2012, so its average balance outstanding during the year ended December 31, 2013 comprised a larger portion of our total average borrowings outstanding compared to 2012. Our average interest rate on uncommitted repurchase agreement borrowings was 3 basis points lower for the year ended December 31, 2013 compared to the year ended December 31, 2012. Interest expense from repurchase agreement borrowings for the year ended December 31, 2012 compared to the year ended December 31, 2011 increased because we significantly increased financing of our purchases of CMBS IO securities during 2012 which incur a higher average rate of financing than financing secured by RMBS or CMBS.

Total interest expense shown on our consolidated statements of net income for the years ended December 31, 2013, 2012, and 2011 includes net periodic interest costs of our derivative instruments while they were designated as cash flow hedges. Effective June 30, 2013, management discontinued the use of cash flow hedge accounting, therefore the $8.8 million included in interest expense for the year ended December 31, 2013 represents approximately half of the total net periodic interest costs of derivative instruments. Subsequent to June 30, 2013, all net periodic interest costs of our derivative instruments are now recorded within "gain on derivative instruments, net" on our consolidated statements of net income instead of within "interest expense". The following table presents our total net periodic interest costs related to our derivative instruments segregated by their location on our consolidated statements of net income for the periods indicated:

	Year Ended
	December 31,
(amounts in thousands)	2013	2012	2011
Included in "interest expense" (from cash flow hedging)	$8,796	$14,448	$11,604
Included in "loss on derivative instruments, net"	8,948	654	598
Total net periodic interest costs of derivative instruments:	$17,744	$15,102	$12,202

The increase in net periodic interest costs of derivative instruments for the year ended December 31, 2013 compared to the year ended December 31, 2012 resulted from additional derivative instruments we entered into during 2013 in order to actively manage our interest rate exposure given the rising rate environment. Similarly, we added additional derivative instruments during the year ended December 31, 2012 compared to the year ended December 31, 2011, resulting in increased net periodic interest costs for 2012 compared to 2011. We added derivative instruments during 2012 as a result of increased repurchase agreement borrowings as well as lengthening of the duration of our investment portfolio from our 2012 MBS purchases. As the duration of our portfolio increases, we will generally add additional derivatives to economically hedge the uncertainty of interest expense cash flows on repurchase agreements anticipated for the future.

Interest expense from our non-recourse collateralized financing decreased for the year ended December 31, 2013 compared to the years ended December 31, 2012 and 2011. The balance outstanding on our securitization financing bonds continues to decline year over year as we use the principal payments received on the securitized mortgage loans collateralizing these bonds to pay down the principal. During the year ended December 31, 2011, we also had non-recourse collateralized financing provided by the Federal Reserve Bank of New York under its Term Asset-Backed Securities Loan Facility ("TALF"), which was paid off in the first quarter of 2012.

In summary, our total annualized cost of funds for the year ended December 31, 2013 was 0.11% lower than our total annualized cost of funds for the year ended December 31, 2012 partly because this measure only includes approximately half of our total net periodic interest costs for the year ended December 31, 2013 (as shown in the prior table). In addition, our non-recourse collateralized financing, which has a higher rate of financing, comprises a smaller portion of our average balance of total financings for the year ended December 31, 2013 compared to the year ended December 31, 2012. As stated earlier, our average borrowing rate from our repurchase agreements was stable at 0.63% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Total annualized cost of funds for the year ended December 31, 2012 was 0.07% lower than for the year ended December 31, 2011 because of the significant decrease in our average balance of non-recourse collateralized financing which carries a higher rate of financing. This average balance decreased because we paid off the TALF financing early in 2012 as mentioned above. The annualized cost of funds for our repurchase agreements including interest rate swap expenses was 1.10% for the year ended December 31, 2012 compared to 1.02% for the year ended December 31, 2011.

Because our annualized cost of funds does not incorporate our total net periodic interest costs of derivative instruments, management utilizes a non-GAAP financial measure "effective borrowing costs". Although we have elected to discontinue cash flow hedge accounting for our interest rate swaps, we view our interest rate derivative instruments as economic hedges of our exposure to higher interest rates. Effective borrowing costs equal GAAP interest expense less the amortization from de-designated cash flow hedges (which is included in GAAP interest expense) plus any net periodic interest costs of derivative instruments which are not already included in GAAP interest expense as a result of cash flow hedge de-designation. In other words, our effective borrowing costs include all interest expense incurred from our repurchase agreements, non-recourse collateralized financing, and derivative instruments (excluding changes in fair value and amortization of AOCI from cash flow hedge de-designation). The tables below present a reconciliation of GAAP interest expense and annualized costs of funds to our effective borrowing costs and related rates during the periods indicated:

	Year Ended
	December 31,
	2013		2012		2011
($ in thousands)	Amount	Rate (4)	Amount	Rate (4)	Amount	Rate (4)
GAAP interest expense/annualized cost of funds	$39,028	1.01%	$35,147	1.12%	$24,082	1.19%
Amortization of de-designated cash flow hedges (1)	(5,193)	(0.15)%	—	—%	—	—%
Net periodic interest costs from derivative instruments (2)	8,948	0.24%	654	0.02%	598	0.03%
Effective borrowing costs/rate	$42,783	1.10%	$35,801	1.14%	$24,680	1.22%

Average balance of borrowings (3)	$3,797,845		$3,069,347		$2,002,980
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

(2) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "loss on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.
(3) Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and securitization financing.
(4) Rates shown are based on annualized interest expense amounts divided by average balance of borrowings. Recalculation of annualized cost of funds and effective borrowing rates using interest expense shown in the table may not be possible because certain expense items use a 360-day year for the calculation while others use actual number of days in the year.

Effective borrowing costs increased $7.0 million for the year ended December 31, 2013 versus the same period in 2012, of which $4.8 million resulted primarily from an increased average balance of repurchase agreement borrowings used to fund our investment purchases and $2.6 million resulted from increased net periodic interest costs due to additional derivative instruments we used to hedge exposure to increases in interest rates during 2013. These increases were offset by a decrease of $0.4 million in our interest expense from non-recourse collateralized financing. In spite of the increase in our effective borrowing costs, our effective borrowing rate decreased for the year ended December 31, 2013 versus for the year ended December 31, 2012 because our non-recourse collateralized financing, which has a higher rate of financing, comprised a smaller portion of our average balance of total financings for the year ended December 31, 2013 compared to the year ended December 31, 2012. In addition, our effective borrowing rate decreased because, although our total net periodic interest costs increased $2.6 million for 2013 versus 2012, these costs decreased as a percentage of our average repurchase agreement borrowings for the year ended December 31, 2013 compared to the year ended December 31, 2012. As stated earlier, our average borrowing rate from our repurchase agreements was stable at 0.63% for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Effective borrowing costs for the year ended December 31, 2012 decreased 0.08% compared to the year ended December 31, 2011 for the same reasons that annualized cost of funds decreased from 2012 to 2013.

Net Interest Income and Net Interest Spread

To adjust for the impact of cash flow hedge de-designation and to make our results more comparable to prior periods and to competitors using cash flow hedge accounting, management uses the non-GAAP financial measures "adjusted net interest income" and "adjusted net interest spread". These measures include total net periodic interest cost of derivative instruments in our net interest income and net interest spread. The following table reconciles GAAP net interest income and related net interest spread to our adjusted net interest income and adjusted net interest spread for the periods indicated:

	Year Ended
	December 31, 2013
	2013		2012		2011
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
GAAP interest income	$127,132	2.96%	$113,548	3.25%	$83,377	3.64%
GAAP interest expense	39,028	1.01%	35,147	1.12%	24,082	1.19%
Net interest income/spread	88,104	1.95%	78,401	2.13%	59,295	2.45%
Amortization of de-designated cash flow hedges (1)	5,193	0.15%	—	—%	—	—%
Net periodic interest costs of derivative instruments (2)	(8,948)	(0.24)%	(654)	(0.02)%	(598)	(0.03)%
Adjusted net interest income/spread	$84,349	1.86%	$77,747	2.11%	$58,697	2.42%

Average interest earning assets (3)	$4,290,073		$3,492,158		$2,283,440
Average balance of borrowings (4)	$3,797,845		$3,069,348		$2,002,981
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

(2) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "loss on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.
(3) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.
(4) Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and securitization financing.

Although our net interest income and adjusted net interest income have been increasing from 2011 through 2013, our net interest spread and adjusted net interest spread have been decreasing overall during the past two years. This downward trend has been driven primarily by declining effective yields on our overall investment portfolio, resulting from purchases of lower yielding MBS at higher premiums as well as coupon resets on our variable-rate RMBS. Over 96% of our variable-rate RMBS portfolio resets based on the 12-month LIBOR rate, which has been generally decreasing over the past two years, causing declines in coupon rates on our variable-rate RMBS as they reach their reset dates. Although our gross interest income has increased over the past two years, this increase is primarily the result of the growth of our investment portfolio.

Loss on Derivative Instruments, Net

As discussed earlier, we discontinued cash flow hedge accounting for all of our interest rate swaps effective June 30, 2013. All activity related to our interest rate swap agreements is now recorded within "loss on derivative instruments, net" on our consolidated statement of net income. The following table provides information on the components of our loss on derivative instruments, net for the periods indicated:

	Year Ended
	December 31,
(amounts in thousands)	2013	2012	2011
Net periodic interest costs of derivative instruments (1)	$8,948	$654	$598
Change in fair value of derivative instruments, net	1,128	254	2,227
Loss on derivative instruments, net	$10,076	$908	$2,825
(1) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "loss on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.

Included in our loss on derivative instruments, net for the year ended December 31, 2013 is a favorable change in fair value of $18.3 million for our interest rate swap agreements offset by net periodic interest costs of $8.9 million and an unfavorable change in fair value of $19.4 million related to Eurodollar futures which we began purchasing during the third quarter of 2013 to hedge our exposure to rising interest rates. The unfavorable change in the Eurodollar futures was primarily due to the decline in forward Eurodollar interest rates compared to the rates at inception of the contract.

During the years ended December 31, 2012 and December 31, 2011, our loss on derivative instruments, net includes periodic interest costs and changes in fair value related to three interest rate swap agreements with a combined notional amount of $27.0 million and a weighted average pay-fixed rate of 2.88% which we chose to not designate as cash flow hedges at the time of inception. All other activity related to interest rate swaps held during the years ended December 31, 2012 and December 31, 2011 was either reported within other comprehensive income as "change in fair value of derivative instruments, net" or as a portion of "interest expense" on our consolidated statements of net income.

Gain on Sale of Investments, Net

The following table provides information related to our gain on sale of investments, net for the periods indicated:

	Year Ended
	December 31,
	2013		2012		2011
(amounts in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain on sale of investments, net	Amortized cost basis sold	Gain on sale of investments, net
Type of Investment
Agency RMBS	$4,496	$(254)	$61,534	$2,112	$152,165	$1,240
Agency CMBS	36,311	689	—	—	26,662	856
Agency CMBS IO	161,550	2,010	23,939	194	—	—
Non-Agency RMBS	5,631	(340)	—	—	—	—
Non-Agency CMBS	136,287	793	34,315	3,013	—	—
Non-Agency CMBS IO	10,263	456	—	—	—	—
Securitized mortgage loan liquidation	—	—	3,612	2,072	—	—
Freddie Mac Senior Unsecured Reference Notes	—	—	99,966	1,070	—	—
	$354,538	$3,354	$223,366	$8,461	$178,827	$2,096

Although generally a normal part of our operations due to ordinary portfolio reallocations, our sales of MBS investments for the year ended December 31, 2013 increased due to management's decision to reduce portfolio risk given the volatile market environment experienced in 2013.

The increased gain on sale of investments, net for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflects price appreciation during 2012. We purchased the Freddie Mac Senior Unsecured Reference Notes during 2012 with proceeds from our capital raise in February 2012 as a temporary investment and subsequently sold these notes in favor of Agency MBS. We sold the MBS securities during 2012 as a result of portfolio rebalancing and to reduce our exposure to prepayment risk in the case of the Agency RMBS.

General and Administrative Expenses

Compensation and benefits decreased $0.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to lower bonuses earned as well as an increased amount of bonuses being paid in restricted stock in lieu of cash. Other general and administrative expenses for the year ended December 31, 2013 increased approximately $1.0 million compared to the year ended December 31, 2012 due to increased expenses related to portfolio management and analysis tools. General and administrative expenses annualized as a percentage of shareholders' equity was 2.1% for the year ended December 31, 2013 compared to 2.3% for the year ended December 31, 2012.

General and administrative expenses for the year ended December 31, 2012 increased approximately $2.8 million compared to the year ended December 31, 2011. The majority of this increase was due to increased incentive compensation expenses as well as an increase in our number of employees. General and administrative expenses as a percentage of shareholder's equity decreased to 2.3% for the year ended December 31, 2012 compared to 2.8% for the year ended December 31, 2011 as we grew our equity capital during 2012 without incurring significant additional overhead expenses.

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

Our available liquid assets as of December 31, 2013 were $208.7 million compared to $186.0 million as of December 31, 2012. As of December 31, 2013, our liquid assets consist of unrestricted cash and cash equivalents of $69.3 million, $127.2 million in unencumbered Agency MBS, and $12.1 million of unrestricted cash collateral received on derivative positions. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (which is discussed below). We monitor our current and forecasted available liquidity on a daily basis. Our liquid assets may fluctuate from period to period based on our investment activities and whether we have recently raised, but not yet deployed, equity capital. However, we will maintain sufficient liquidity based on the sensitivity analysis and debt-to-equity requirements discussed below, to support our operations and meet our anticipated liquidity needs.

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

On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to seven (7) times our shareholders' equity. On an enterprise-wide basis, our total liabilities decreased to 6.2 times shareholders' equity as of December 31, 2013 from 6.4 times shareholders' equity as of September 30, 2013 and 6.8 times shareholders' equity as of June 30, 2013. Given the market volatility in asset prices and in order to reduce risk to the Company, we have been reducing our leverage since the second quarter of 2013 by selling approximately $170.2 million of our assets since June 30, 2013 and by not re-investing a substantial portion of the principal payments received on our investments.

In 2013 we had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets in general are stable, and there is ample availability. However, these markets and the liquidity of our investments remain susceptible to exogenous shocks as was experienced in the financial crisis in 2008 and 2009. In addition, in recent quarters U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability.  While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

Our repurchase agreement borrowings generally have a term of between one and six months and carry a rate of interest based on a spread to an index such as LIBOR. As of December 31, 2013, the weighted average original term to maturity was 114 days. Repurchase agreements are generally renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of December 31, 2013, we had 31 repurchase agreement counterparties and $3.6 billion in repurchase agreement borrowings outstanding with 22 of those counterparties at a weighted average borrowing rate of 0.61%. As of December 31, 2012, we had $3.6 billion outstanding with 19 counterparties at a weighted average borrowing rate of 0.70%.

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

The following table presents certain quantitative information regarding our repurchase agreement borrowings for the periods indicated:

(amounts in thousands)	Balance Outstanding As of Period End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
December 31, 2013	$3,580,754	$3,603,477	$3,675,290
September 30, 2013	3,674,850	3,836,249	4,071,773
June 30, 2013	4,071,392	4,042,340	4,255,294
March 31, 2013	3,708,255	3,612,319	3,752,000
December 31, 2012	3,564,128	3,626,402	3,689,052
September 30, 2012	3,670,972	3,265,816	3,671,736
June 30, 2012	3,111,924	2,885,215	3,112,966
March 31, 2012	2,686,198	2,348,048	2,686,232
December 31, 2011	2,093,793	2,107,136	2,136,919
September 30, 2011	2,053,686	2,115,970	2,167,302
June 30, 2011	2,133,249	1,950,438	2,157,195
March 31, 2011	1,848,883	1,434,700	1,848,883

Generally, our repurchase agreement balances outstanding as of each period end have been closely correlated to our average balances outstanding for each quarter. Since the end of the second quarter of 2013, however, we have methodically reduced our repurchase agreement borrowings through sales of assets and have not been fully reinvesting principal payments received on our MBS as discussed above given market conditions.

The following table discloses our repurchase agreement amounts outstanding (excluding deferred costs related to our committed two-year repurchase facility) and the value of the related collateral pledged by geographic region of our counterparties as of December 31, 2013:

(amounts in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,129,144	$2,350,960
Asia	861,170	901,070
Europe	590,683	641,240
	$3,580,997	$3,893,270

The following table presents the weighted average haircut for Agency and non-Agency MBS as of the dates indicated:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Agency MBS	6.8%	6.7%	6.6%	7.3%	7.4%
Non-Agency MBS	20.1%	20.0%	19.7%	19.1%	19.5%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of December 31, 2013 and as of December 31, 2012:

	December 31, 2013
(amounts in thousands)	Amount Outstanding	Equity at risk
Well Fargo Bank, N.A. and affiliates (1)	$371,753	$91,769
JP Morgan Securities, LLC	240,024	39,397
South Street Financial Corporation	601,354	29,331
Credit Suisse Securities LLC	210,861	25,093
Bank of America Securities LLC	226,768	23,886
Remaining counterparties	1,930,237	102,797
	$3,580,997	$312,273

	December 31, 2012
(amounts in thousands)	Amount Outstanding	Equity at risk
Well Fargo Bank, N.A. and affiliates (1)	$365,470	$110,708
Bank of America Securities LLC	287,319	37,623
Credit Suisse Securities LLC	245,220	52,037
Nomura Securities International, Inc.	206,201	21,266
JP Morgan Securities, LLC	199,389	36,097
Remaining counterparties	2,260,529	113,645
	$3,564,128	$371,376
(1) Amount excludes deferred costs related to our committed two-year repurchase facility with Wells Fargo Bank National which had a remaining balance of $0.2 million and $0.7 million as of December 31, 2013 and December 31, 2012, respectively.

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

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. As noted above, we have one repurchase agreement lender which requires that we maintain our enterprise level leverage as of quarter end at less than 7 times our shareholders' equity. Our overall debt was 6.2 times our shareholders' equity as of December 31, 2013.

Derivatives

Our interest rate derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us or return our collateral (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of December 31, 2013, we had Agency MBS with a fair value of $3.2 million posted as credit support under these agreements.

 Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). As of December 31, 2013, we had an estimated NOL carryfoward of $142.3 million. We may utilize our NOL carryforward to offset our REIT distribution requirements, subject to a limitation of $13.5 million per year.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of December 31, 2013:

(amounts in thousands)	Payments due by period
Contractual Obligations: (1) (2)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Securitization financing (3)	$13,134	$3,326	$4,503	$2,602	$2,703
Operating lease obligations	169	82	43	44	—
Total	$13,303	$3,408	$4,546	$2,646	$2,703
(1) Amounts shown exclude interest obligations as those amounts are not significant.
(2) Amounts outstanding under our repurchase agreements are excluded from the table because these amounts represent short-term financing. All amounts outstanding under our repurchase agreements as of December 31, 2013 are due within 180 days.
(3) Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral.  Payments due by period were estimated based on the principal repayments forecasted for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2013, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

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

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investment portfolio;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of and restrictions on using our tax NOL carryfoward;

•	The status of pending litigation;

•	Estimates of future interest expenses related to the Company's derivative instruments;

•	The status of regulatory rule-making or review processes and the status of reform efforts in the repurchase agreement financing market;

•	Market, industry and economic trends; and

•	Interest rates.

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in this Annual Report on Form 10-K, particularly those set forth under Part I, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•	actual or anticipated changes in Federal Reserve monetary policy;

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

•
government initiatives to support the U.S financial system and U.S. housing and real estate markets; or to reform the U.S. housing finance system including by imposing standards for originating residential mortgage loans;

•	GSE reform or other government policies and actions; and

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks. We do not seek to avoid risk completely, but we attempt to manage these risks while earning an acceptable return for our shareholders. Below is a discussion of the risks in our strategy and our efforts to manage these risks.

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk. Interest rate risk arises primarily because of the mismatch between interest-rate reset dates or maturity of our assets and our liabilities during a specified period. The costs of our borrowings are generally based on prevailing market rates and reset more frequently than interest rates on our assets. In addition, our adjustable rate assets may have limits or caps on the amount that an interest rate may reset while our liabilities do not have rate reset caps. During a period of rising interest rates (particularly short term rates), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedge instruments at the time, as well as the magnitude and the duration of the increase in interest rates. Changes in interest rates, particularly rapid changes, may also negatively impact the market value of our investments which reduces our book value. See "Market Value Risk" below for further discussion of the risks to the market value of our investments.

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

Effect of Changes in Interest Rates on Net Interest Margin Cash Flows and Market Value. The table below shows the sensitivity of our projected net interest margin cash flows and the projected market value of our investments and derivative instruments (for those carried at fair value on our balance sheet, including all derivative instruments) as they existed as of December 31, 2013 based on an instantaneous parallel shift in market interest rates as set forth in the table. The "percentage change in projected net interest margin cash flows" included in the table below is based on estimated changes to the projected net interest margin cash flows on the investment portfolio over the next twenty-four (24) months. Apart from the changes in interest rates, the projections are based upon a variety of other assumptions including investment prepayment speeds, credit performance, and the availability and cost of financing over the projected period. The "percentage change in projected market value" included in the table below is based on the immediate change in market value of the investment portfolio based on the instantaneous shift in market interest rates. The projections for market value do not assume any change in market credit spreads.

The table below assumes a static portfolio along with an instantaneous parallel shift in interest rates and does not consider any reinvestment or rebalancing of the investment portfolio or additional hedging activity. Changes in types of investments, changes in future interest rates, changes in market credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings including hedging instruments may cause actual results to differ significantly from the modeled results. In addition, declines in market value of our investments and derivative instruments may occur from changes in market expectations on future interest rates and/or Federal Reserve monetary policy which are not modeled in the table below. Other factors will also impact the amounts set forth below, such as whether we raise additional capital or change our investment allocations or strategies. Accordingly, amounts shown below could differ materially from actual results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	December 31, 2013
Basis Point Change in Yields	Percentage change in projected net interest margin cash flows (1)	Percentage change in projected market value (2)
+100	(5.0)%	(1.9)%
+50	(2.5)%	(0.9)%
0	—%	—%
-50	3.1%	0.5%
-100	1.7%	0.6%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

Management also considers changes in the shape of the interest rate curves in assessing how much interest rate risk exists in the investment portfolio. The table below shows the percentage change in projected market value of our investment portfolio net of hedges for changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of December 31, 2013.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in projected market value
0	+25	(0.16)%
+10	+50	(0.45)%
+10	+75	(0.67)%
+10	+100	(0.92)%
+25	0	(0.30)%
+50	0	(0.51)%
-10	-50	0.26%

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of December 31, 2013:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.0% to 10.0%	85.5%	1.0%	0.4%
>10.0% to 11.0%	11.1%	2.0%	17.6%
>11.0% to 12.1%	3.4%	5.0%	82.0%
	100.0%		100.0%

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of our investment securities and derivatives due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument. Securities in our investment portfolio and derivative instruments are reflected at their estimated fair value, with the difference between their cost basis and estimated fair value reflected in accumulated other comprehensive income (loss) in the case of our investments and in our consolidated statements of net income in the case of our derivative instruments. As demonstrated in the tables above, in a rising interest rate environment, the fair value of our securities tends to decrease; conversely, in a decreasing interest rate environment, the fair value of our securities tends to increase. The fair value of our securities will also fluctuate due to changes in market credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, actual or expected credit performance, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we do not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation. See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio value given changes in market interest rates. Regardless of whether an investment is carried in our financial statements as available for sale or as trading, we will monitor the change in its market value. In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes, including maintaining appropriate collateral margins.

Fluctuations in market credit spreads will vary based on the type of investments. In general, market credit spreads will have less volatility for Agency MBS than non-Agency MBS. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of December 31, 2013:

Basis Point Change in Market Credit Spreads	Percentage change in projected market value
+50	(2.3)%
+25	(1.2)%
0	—%
-25	1.2%
-50	2.4%

Prepayment and Reinvestment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments which we acquire. In general, purchase premiums on our investments are amortized as a reduction in interest income using the effective yield method under GAAP, adjusted for the actual and anticipated prepayment activity of the investment. An increase in the actual or expected rate of prepayment will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, and other factors beyond our control. In addition, actions taken by the U.S. government could increase prepayments, as discussed in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K.

Prepayment risk results from both our RMBS and CMBS investments. Loans underlying our CMBS and CMBS IO securities generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Without these prepayment protection provisions, prepayment risk on CMBS IO would be particularly acute as these investments have no principal balance (interest payments are based on the notional amount of the underlying commercial loans) and therefore are all premium. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay; however, the amount of the prepayment penalty required to be paid may decline over time, and as loans age, interest rates decline, or market values of collateral supporting the loan increase, prepayment penalties may lessen as an economic disincentive to the borrower over time. Generally our experience has been that prepayment lock-out and yield maintenance provisions result in stable prepayment performance from period to period. There are no prepayment protections, however, if the loan defaults and the loan is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Historically, our default experience on loans in CMBS and CMBS IO has been relatively low. Delinquencies as of the last reported date are less than 1% for our CMBS IO securities.

Loans underlying our RMBS do not have any specific prepayment protection. All of the loans underlying our RMBS are ARMs or Hybrid ARMs. Prepayments on these loans accelerate in a declining rate environment, as the loans age, and as they near their interest rate reset date, particularly the initial reset date. Our prepayment models anticipate acceleration of prepayments in these events. To the extent the actual prepayments exceed our modeled prepayments, or if we change our future prepayment expectations, we will record adjustments to our premium amortization which may negatively impact our net interest income and could impact the market value of our RMBS.

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information regarding the net premium and weighted average coupon by months until interest rate reset (or until maturity in the case of fixed-rate securities) for our RMBS portfolio designated as available-for-sale as of December 31, 2013:

	Agency RMBS		Non-Agency RMBS
(amounts in thousands)	Net Premium	WAC	Net Premium (Discount)	WAC
0-12 months to reset	$42,082	2.97%	$—	$—
13-24 months to reset	11,234	3.73%	—	—
25-60 months to reset	46,419	3.66%	(9)	4.25%
> 60 months to reset	54,496	2.99%	—	—
Fixed rate	(11)	2.51%	(329)	4.80%
Total premium, net	$154,220	3.22%	$(338)	4.61%
Par/notional balance	$2,591,568		$13,845
Premium, net as a % of par value	6.0%		(2.4)%

We seek to manage our prepayment risk on our MBS by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). With respect to RMBS, we will seek to invest in RMBS where we believe the underlying loans have favorable prepayment characteristics such as lower loan balances or favorable origination, borrower or geographic characteristics.

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

We attempt to mitigate our credit risk by purchasing Agency MBS and higher quality non-Agency MBS. Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on the MBS for which they have issued a guaranty of payment. Given the improved financial performance and conservatorship of these entities and the continued support of the U.S. government, we believe this risk is low. For our non-Agency MBS, we will generally only purchase investment grade securities (rated 'BBB' or better by a least one of the nationally recognized statistical ratings organizations). For securities, such as CMBS IOs, where we have a higher premium at risk, we seek to invest in securities where we are comfortable with the credit profile of the loans underlying the security.

Certain of our non-Agency MBS were purchased at modest discounts to their par value. The discounts resulted from the MBS having coupon interest rates that were less than the prevailing market rates for similar securities when they were purchased, and not from anticipated credit losses on the collateral. We believe the underlying collateral value currently, and at the time of purchase, is adequate to prevent any credit losses on the respective MBS.

The following table presents information on our non-Agency MBS by credit rating as of December 31, 2013:

	December 31, 2013
(amounts in thousands)	CMBS	CMBS IOs	RMBS	Weighted average
AAA	$40,379	$149,692	$—	35.6%
AA	40,022	1,445	—	7.8%
A	237,261	—	—	44.4%
Below A or not rated	51,619	—	13,765	12.2%
	$369,281	$151,137	$13,765	100.0%

With respect to our securitized mortgage loans, these loans are well-seasoned, thereby lowering our average loan-to-value (“LTV”) ratio and decreasing our risk of loss. Other efforts to mitigate credit risk include maintaining a risk management function that monitors and oversees the performance of the servicers of the mortgage loans as well as providing an allowance for loan loss as required by GAAP.

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

For further information, including how we attempt to mitigate liquidity risk and our liquidity position, please refer to “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

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
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992) in “Internal Control-Integrated Framework.” Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”. The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the 2014 Proxy Statement under the captions “Compensation Committee,” “Executive Compensation” and “Directors’ Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2013 with respect to the our equity compensation plans under which shares of our common stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2009 Stock and Incentive Plan	—	—	1,550,118
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	—	$—	1,550,118

(1)
Reflects shares available to be granted under the 2009 Stock and Incentive Plan in the form of stock options, stock appreciation rights, stock awards, dividend equivalent rights, performance share awards, stock units and incentive awards.

(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 will be included in the 2014 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCENCE
The information required by Item 13 will be included in the 2014 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNANT FEES AND SERVICES
The information required by Item 14 will be included in the 2014 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

Part Iv.

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
3.1.3
Articles of Amendment to the Restated Articles of Incorporation, effective June 11, 2013 (incorporated herein by reference to Exhibit 3.1.3 to Dynex's Quarterly Report on Form 10-Q filed August 9, 2013).

3.2	Amended and Restated Bylaws, amended as of December 12, 2013 (filed herewith).
10.1*	Dynex Capital, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Dynex's Annual Report on Form 10-K for the year ended December 31, 2004.)
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

Exhibit No.	Description
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

10.17*	Base salaries for executive officers of Dynex Capital, Inc. (filed herewith).
10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.18 to Dynex's Annual Report on Form 10-K for the year ended December 31, 2010).
10.20*	Letter Agreement between Dynex Capital, Inc. and Byron L. Boston, dated September 7, 2011 (incorporated by reference to Exhibit 10.20 to Dynex's Current Report on Form 8-K filed September 9, 2011).
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

10.25*
Form of Restricted Stock Agreement for Non-Employee Directors under the Dynex Capital, Inc. 2009 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.25 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.26*
Amendment to Restricted Stock Agreement for Byron L. Boston under the Dynex Capital, Inc. 2009 Stock and Incentive Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.26 to Dynex’s Quarterly Report on Form 10-Q filed May 10, 2013).

10.27
Underwriting Agreement, dated April 11, 2013, by and among Dynex Capital, Inc., J.P. Morgan Securities LLC, and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Exhibit 1.1 to Dynex's Current Report on Form 8-K filed April 16, 2013).

21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Net Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholder's Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

________________________________________

* Denotes management contract.

(b)    Exhibits: See Item 15(a)(3) above.

(c)    Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

March 4, 2014	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas B. Akin	Executive Chairman and Director	March 4, 2014
Thomas B. Akin

/s/ Byron L. Boston	Chief Executive Officer, President,	March 4, 2014
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief Operating	March 4, 2014
Stephen J. Benedetti	Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 4, 2014
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Michael R. Hughes	Director	March 4, 2014
Michael R. Hughes

/s/ Barry A. Igdaloff	Director	March 4, 2014
Barry A. Igdaloff

/s/ Valerie A. Mosley	Director	March 4, 2014
Valerie A. Mosley

/s/ Robert A. Salcetti	Director	March 4, 2014
Robert A. Salcetti

/s/ James C. Wheat, III	Director	March 4, 2014
James C. Wheat, III

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2013

DYNEX CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (Dynex) as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynex’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

BDO USA, LLP

Richmond, Virginia
March 4, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited Dynex Capital, Inc.’s (Dynex) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Dynex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynex as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 4, 2014 expressed an unqualified opinion thereon.

BDO USA, LLP

Richmond, Virginia
March 4, 2014

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2013	December 31, 2012
ASSETS
Mortgage-backed securities, at fair value (including pledged of $3,873,584 and $3,967,134, respectively)	$4,018,161	$4,103,981
Securitized mortgage loans, net	54,748	70,823
Other investments, net	675	858
	4,073,584	4,175,662
Cash and cash equivalents	69,330	55,809
Restricted cash	13,385	—
Derivative assets	18,488	—
Principal receivable on investments	12,999	17,008
Accrued interest receivable	21,703	23,073
Other assets, net	7,648	8,677
Total assets	$4,217,137	$4,280,229
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,580,754	$3,564,128
Payable for unsettled mortgage-backed securities	10,358	—
Non-recourse collateralized financing	12,914	30,504
Derivative liabilities	6,681	42,537
Accrued interest payable	2,548	2,895
Accrued dividends payable	16,601	16,770
Other liabilities	1,405	6,685
Total liabilities	3,631,261	3,663,519
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	$55,407	$55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding($56,250 aggregate liquidation preference)	54,251	—
Common stock, par value $.01 per share, 200,000,000 shares authorized; 54,310,484 and 54,268,915 shares issued and outstanding, respectively	543	543
Additional paid-in capital	761,550	759,214
Accumulated other comprehensive (loss) income	(33,816)	52,511
Accumulated deficit	(252,059)	(250,965)
Total shareholders' equity	585,876	616,710
Total liabilities and shareholders’ equity	$4,217,137	$4,280,229
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
 (amounts in thousands except per share data)

	Year Ended
	December 31,
	2013	2012	2011
Interest income:
Mortgage-backed securities	$123,629	$107,728	$75,639
Securitized mortgage loans	3,436	5,395	7,615
Other investments	67	425	123
	127,132	113,548	83,377
Interest expense:
Repurchase agreements	38,102	33,789	19,569
Non-recourse collateralized financing	926	1,358	4,513
	39,028	35,147	24,082

Net interest income	88,104	78,401	59,295
Provision for loan losses	(261)	(192)	(871)
Net interest income after provision for loan losses	87,843	78,209	58,424

Litigation settlement and related costs	—	—	(8,240)
Loss on non-recourse collateralized financing	—	—	(1,970)
Loss on derivative instruments, net	(10,076)	(908)	(2,825)
Gain on sale of investments, net	3,354	8,461	2,096
Fair value adjustments, net	(652)	735	2,149
Other income, net	658	281	134
General and administrative expenses:
Compensation and benefits	(7,004)	(7,635)	(5,321)
Other general and administrative	(6,054)	(5,101)	(4,635)
Net income	$68,069	$74,042	$39,812
Preferred stock dividends	(7,902)	(2,036)	—
Net income to common shareholders	$60,167	$72,006	$39,812
Weighted average common shares:
Basic	54,648	53,146	38,580
Diluted	54,648	53,146	38,581
Net income per common share:
Basic	$1.10	$1.35	$1.03
Diluted	$1.10	$1.35	$1.03
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Net income	$68,069	$74,042	$39,812
Other comprehensive income (loss):
Change in fair value of available-for-sale investments	(113,343)	75,377	11,408
Reclassification adjustment from accumulated other comprehensive income for gain on sale of investments, net	(3,354)	(5,319)	(2,096)
Change in fair value of cash flow hedges	16,381	(28,740)	(34,228)
Reclassification adjustment from accumulated other comprehensive income for cash flow hedges (including de-designated hedges)	13,989	14,448	11,604
Other comprehensive (loss) income	(86,327)	55,766	(13,312)
Comprehensive (loss) income	(18,258)	129,808	26,500
Dividends declared on preferred stock	(7,902)	(2,036)	—
Comprehensive (loss) income to common shareholders	$(26,160)	$127,772	$26,500
See notes to consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance as of January 1, 2011	$—	$303	$538,304	$10,057	$(256,307)	$292,357
Common stock issuance	—	97	95,327	—	—	95,424
Granting and vesting of restricted stock	—	4	1,194	—	—	1,198
Capitalized expenses from stock issuances	—	—	(142)	—	—	(142)
Net income	—	—	—	—	39,812	39,812
Dividends on common stock	—	—	—	—	(43,988)	(43,988)
Other comprehensive loss	—	—	—	(13,312)	—	(13,312)
Balance as of December 31, 2011	—	404	634,683	(3,255)	(260,483)	371,349
Stock issuance	55,689	138	123,859	—	—	179,686
Granting and vesting of restricted stock	—	2	1,721	—	—	1,723
Capitalized expenses from stock issuances	(282)	—	(129)	—	—	(411)
Common stock repurchased	—	(1)	(920)	—	—	(921)
Net income	—	—	—	—	74,042	74,042
Dividends on preferred stock	—	—	—	—	(2,036)	(2,036)
Dividends on common stock	—	—	—	—	(62,488)	(62,488)
Other comprehensive income	—	—	—	55,766	—	55,766
Balance as of December 31, 2012	55,407	543	759,214	52,511	(250,965)	616,710
Stock issuance	54,459	7	7,548	—	—	62,014
Granting and vesting of restricted stock	—	3	2,376	—	—	2,379
Capitalized expenses from stock issuances	(208)	—	(119)	—	—	(327)
Common stock repurchased	—	(9)	(6,924)	—	—	(6,933)
Adjustments for tax withholding on share-based compensation	—	(1)	(545)	—	—	(546)
Net income	—	—	—	—	68,069	68,069
Dividends on preferred stock	—	—	—	—	(7,902)	(7,902)
Dividends on common stock	—	—	—	—	(61,261)	(61,261)
Other comprehensive loss	—	—	—	(86,327)	—	(86,327)
Balance as of December 31, 2013	$109,658	$543	$761,550	$(33,816)	$(252,059)	$585,876

See note to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Operating activities:
Net income	$68,069	$74,042	$39,812
Adjustments to reconcile net income to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	1,370	(10,464)	(6,504)
(Decrease) increase in accrued interest payable	(347)	730	1,086
Provision for loan losses	261	192	871
Loss on derivative instruments, net	10,076	908	2,825
Gain on sale of investments, net	(3,354)	(8,461)	(2,096)
Loss on non-recourse collateralized financing	—	—	1,970
Fair value adjustments, net	652	(735)	(2,149)
Amortization and depreciation	136,608	90,530	32,505
Stock-based compensation expense	2,314	1,712	783
Net change in other assets and other liabilities	(6,889)	934	1,538
Net cash and cash equivalents provided by operating activities	208,760	149,388	70,641
Investing activities:
Purchase of investments	(1,419,060)	(2,639,909)	(1,606,819)
Principal payments received on investments	913,210	679,635	468,401
Proceeds from sales of investments	358,090	231,145	184,688
Principal payments received on securitized mortgage loans	15,828	40,830	37,556
Net payments on derivatives not designated as hedges	(39,097)	—	—
Other investing activities	5,891	(2,893)	419
Net cash and cash equivalents used in investing activities	(165,138)	(1,691,192)	(915,755)
Financing activities:
Borrowings under repurchase agreements, net	16,209	1,470,995	859,610
Deferred borrowing costs paid	—	(825)	—
Principal payments on non-recourse collateralized financing	(17,840)	(40,626)	(15,296)
Cash paid to redeem securitization financing bond	—	—	(23,669)
Increase in restricted cash	(13,346)	—	—
Proceeds from issuance of preferred stock	54,251	55,407	—
Proceeds from issuance of common stock	7,436	123,868	95,282
Cash paid for repurchases of common stock	(6,934)	(921)	—
Payments related to tax withholding for share-based compensation	(545)	—	—
Dividends paid	(69,332)	(59,061)	(40,873)
Net cash and cash equivalents (used in) provided by financing activities	(30,101)	1,548,837	875,054

Net increase in cash and cash equivalents	13,521	7,033	29,940
Cash and cash equivalents at beginning of period	55,809	48,776	18,836
Cash and cash equivalents at end of period	$69,330	$55,809	$48,776
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$33,517	$34,035	$22,110
See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc., ("Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company primarily earns income from investing on a leveraged basis in mortgage-backed securities ("MBS") that are issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies ("Agency MBS") and MBS issued by others ("non-Agency MBS").

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and its taxable REIT subsidiary (together, "Dynex" or the "Company") have been prepared in accordance with the generally accepted accounting principles in the United States ("GAAP") and the instructions to the Annual Report on Form 10-K and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC").

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year’s presentation. The Company’s consolidated balance sheet as of December 31, 2012 now presents its Agency and non-Agency mortgage-backed securities as "mortgage-backed securities, at fair value". The Company's consolidated statements of net income for the years ended December 31, 2012 and December 31, 2011 now present interest income from Agency and non-Agency mortgage-backed securities together as "interest income: mortgage-backed securities". In addition, changes in fair value and other activity related to the Company's derivative instruments have been reclassified from "fair value adjustments, net" to "loss on derivative instruments, net". As a result, the respective amounts on the Company's consolidated statements of cash flow for the years ended December 31, 2012 and December 31, 2011 have been changed to reflect this reclassification. These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10. The Company follows the equity method of accounting for investments in which it owns greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. The Company did not have any investments in which it owned less than a 50% interest in the voting equity as of December 31, 2013 or December 31, 2012.

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

Mortgage-Backed Securities

In accordance with ASC Topic 320, the Company has designated the majority of its investments in MBS as available-for-sale ("AFS"), and the remainder is designated as trading. All of the Company’s MBS are recorded at their fair value on its consolidated balance sheet. Changes in fair value for the Company's AFS securities are reported in other comprehensive income ("OCI") until the security is collected, disposed of, or determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income ("AOCI") into net income as a realized "gain (loss) on sale of investments, net" using the specific identification method. Changes in the fair value of MBS designated as trading are recognized in net income within "fair value adjustments, net". Gains and losses realized upon the sale, impairment, or other disposal of a trading security are also recognized within "fair value adjustments, net".

The Company’s MBS pledged as collateral against repurchase agreements and derivative instruments are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or "IO", securities) and their contractual terms.  Premiums and discounts on Agency MBS as well as any non-Agency MBS rated AA and higher at the time of purchase are amortized into interest income over the expected life of such securities using the effective yield method and adjustments to premium amortization are made for actual prepayment activity as well as changes in projected future cash flows in accordance with ASC Topic 310-20. The Company's projections of future cash flows are based on input and analysis received from external sources and internal models, and includes assumptions about the amount and timing of credit losses, loan prepayment rates, fluctuations in interest rates, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

The Company has purchased non-Agency MBS rated less than 'AA' by at least one national rating agency at discounts to their par value, and management does not believe these discounts to be substantial. The Company records the discount accretion into income over the security's expected life, which reflects management's estimate of the security's projected cash flows in accordance with ASC Topic 325-40. Future changes in projected cash flows or differences arising between projected cash flows and actual cash flows received may result in a prospective change in the effective yield on those securities.

The accrual of interest on MBS is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected, and in certain instances, as a result of an other-than-temporary impairment analysis ("OTTI", see discussion below). All interest accrued but not collected for investments that are placed on a non-accrual status or are charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method until the affected investment or investments qualify for return to accrual status. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Determination of MBS Fair Value. In accordance with ASC Topic 820, the Company determines the fair value for the majority of its MBS based upon prices obtained from third-party pricing services and broker quotes. The remainder of the Company's MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security's coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancements as well as certain other relevant information. The Company's application of ASC Topic 820 guidance is discussed further in Note 9.

Other-than-Temporary Impairment. The Company evaluates all MBS in its investment portfolio for other-than-temporary impairments ("OTTI") by comparing the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. If there has been a significant adverse change in the cash flow expectations for a security resulting in its amortized cost becoming greater than the present value of its expected future cash flows, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and is not more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.

In periods after the recognition of an OTTI for MBS, the Company accounts for the other-than-temporarily impaired MBS as if the MBS had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For MBS for which OTTIs were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted into interest income using the effective interest method. The Company continues to estimate the present value of cash flows expected to be collected over the life of the MBS. If upon subsequent evaluation, there is an increase in the cash flows expected to be collected or if actual cash flows are greater than cash flows previously expected, such changes shall be accounted for as a prospective adjustment to the accretable yield in accordance with ASC Topic 310-30. Please see Note 3 for additional information related to the Company's evaluation for OTTI.

Securitized Mortgage Loans

Securitized mortgage loans consist of loans pledged to support the repayment of securitization financing bonds issued by the Company. The associated securitization financing bonds are treated as debt of the Company and are presented as a portion of "non-recourse collateralized financing" on the consolidated balance sheet. In accordance with ASC Topic 310-10, the Company's securitized mortgage loans are reported at amortized cost. Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture. An allowance has been established for currently existing and probable losses on such loans in accordance with ASC Topic 310-10.

Other Investments

Other investments primarily consist of unsecuritized mortgage loans owned by the Company which are accounted for using the cost method in accordance with ASC Topic 325-20. Management evaluates the need for an allowance for loan losses on these unsecuritized mortgage loans in accordance with ASC Topic 310-10 on at least a quarterly basis.

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

Effective June 30, 2013, the Company discontinued cash flow hedge accounting for derivative instruments which had previously been accounted for as cash flow hedges under ASC Topic 815. Activity up to and including June 30, 2013 for those agreements previously designated as cash flow hedges was recorded in accordance with cash flow hedge accounting as prescribed by ASC Topic 815, which states that the effective portion of the hedge relationship on an instrument designated as a cash flow hedge is reported in the current period's other comprehensive income while the ineffective portion is immediately reported in the current period’s consolidated statement of net income. The balance remaining in AOCI related to the de-designated cash flow hedges is being recognized in the Company's consolidated statement of net income as a portion of "interest expense" over the remaining life of the interest rate swap agreements. Subsequent to June 30, 2013, changes in the fair value of the Company's derivative instruments, plus periodic settlements, are recorded in the Company's consolidated statement of net income as a portion of "loss on derivative instruments, net".

The Company has Eurodollar futures, which are valued based on closing exchange prices. Variation margin is exchanged daily to settle any changes in the value of the Eurodollar futures. Gains and losses associated with purchases and short sales of futures contracts are reported in "(loss) gain on derivative instruments, net" in our consolidated statements of net income.

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

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the exercise of stock options, if any were outstanding during the period presented, using the treasury stock method. Because the Company's Series A Cumulative Redeemable Preferred Stock and Series B Cumulative Redeemable Preferred Stock are redeemable at the Company's option for cash only, and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net income per common share.

Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC 260-10 and therefore are included in the computation of basic net income per share using the two-class method. Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share of restricted is converted to one equal share of common stock.

The following table presents the calculation of the numerator and denominator for both basic and diluted net income per common share for the periods indicated:

	For the Year Ended December 31,
	2013		2012		2011
	Net Income	Weighted-Average Common Shares	Net Income	Weighted- Average Common Shares	Net Income	Weighted- Average Common Shares
Net income	$68,069		$74,042		$39,812
Preferred stock dividends	(7,902)		(2,036)		—
Net income to common shareholders	60,167	54,647,643	72,006	53,146,416	39,812	38,579,780
Effect of dilutive stock options	—	—	—	—	—	799
Diluted	$60,167	54,647,643	$72,006	53,146,416	$39,812	38,580,579
Net income per common share:
Basic		$1.10		$1.35		$1.03
Diluted (1)		$1.10		$1.35		$1.03

(1)
For the years ended December 31, 2012 and 2011, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following table presents the components and weighted average coupon ("WAC") for the portion of the Company’s MBS designated as AFS as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC
Agency:
RMBS	$2,591,568	$154,220	$2,745,788	$6,104	$(59,742)	$2,692,150	3.22%
CMBS	273,830	19,061	292,891	10,793	(900)	302,784	5.07%
CMBS IO (1)	—	453,766	453,766	9,895	(3,334)	460,327	0.83%
Total Agency AFS:	2,865,398	627,047	3,492,445	26,792	(63,976)	3,455,261

Non-Agency:
RMBS	13,845	(338)	13,507	338	(80)	13,765	4.61%
CMBS	375,703	(18,277)	357,426	15,366	(3,511)	369,281	5.10%
CMBS IO (1)	—	150,518	150,518	2,618	(1,999)	151,137	0.66%
Total non-Agency AFS:	389,548	131,903	521,451	18,322	(5,590)	534,183

Total AFS securities	$3,254,946	$758,950	$4,013,896	$45,114	$(69,566)	$3,989,444

(1)	The notional balance for Agency CMBS IO and non-Agency CMBS IO is $10,160,502 and $4,274,957, respectively, as of December 31, 2013.

	December 31, 2012
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC
Agency:
RMBS	$2,425,826	$137,168	$2,562,994	$19,477	$(11,134)	$2,571,337	3.67%
CMBS	280,602	21,907	302,509	21,570	(6)	324,073	5.19%
CMBS IO (1)	—	550,171	550,171	18,218	(1,209)	567,180	0.95%
Total Agency AFS:	2,706,428	709,246	3,415,674	59,265	(12,349)	3,462,590

Non-Agency:
RMBS	11,411	(781)	10,630	606	(198)	11,038	4.28%
CMBS	463,747	(17,313)	446,434	39,944	(36)	486,342	5.31%
CMBS IO (1)	—	108,928	108,928	5,054	(40)	113,942	0.86%
Total non-Agency AFS:	475,158	90,834	565,992	45,604	(274)	611,322

Total AFS securities	$3,181,586	$800,080	$3,981,666	$104,869	$(12,623)	$4,073,912

(1)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO is $10,059,495 and $2,393,614, respectively, as of December 31, 2012.

The Company has investments in additional Agency CMBS not included in the tables above that are designated as trading securities by the Company with fair values of $28,717 and $30,069 as of December 31, 2013 and December 31, 2012, respectively. Changes in the fair value of these Agency CMBS are recognized each reporting period within "fair value adjustments, net" in the Company's consolidated statements of net income. As of December 31, 2013 and December 31, 2012, the amortized cost of these Agency CMBS designated as trading securities was $26,920 and $27,535, respectively. The Company recognized a net unrealized loss for the year ended December 31, 2013 of $(652) compared to a net unrealized gain of $735 for the year ended December 31, 2012, respectively, related to changes in fair value.

The following table presents certain information for those Agency MBS in an unrealized loss position as of December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,912,937	$(43,543)	150	$1,026,277	$(6,552)	83
Non-Agency MBS	162,558	(5,435)	39	13,877	(76)	3

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$670,402	$(20,433)	67	$271,719	$(5,797)	34
Non-Agency MBS	6,310	(155)	6	2,701	(198)	8

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of December 31, 2013 and December 31, 2012 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an other-than-temporary impairment. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of other-than-temporary impairment amounts as of December 31, 2013 or December 31, 2012.

NOTE 4 – SECURITIZED MORTGAGE LOANS, NET

The Company's securitized mortgage loans are pledged as collateral for its associated securitization financing bonds, which are discussed further in Note 7. The following table summarizes the components of securitized mortgage loans, net of allowance for loan losses as of December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Commercial	Single-family	Total	Commercial	Single-family	Total
Principal/par value (1)	$21,442	$34,191	$55,633	$30,576	$41,337	$71,913
Unamortized (discount) premium	(1,126)	498	(628)	(1,267)	616	(651)
Amortized cost	20,316	34,689	55,005	29,309	41,953	71,262
Allowance for loan losses	(102)	(155)	(257)	(150)	(289)	(439)
	$20,214	$34,534	$54,748	$29,159	$41,664	$70,823

(1)	Includes funds held by trustees.

The following table presents a summary of the changes in the carrying value of the Company's securitized mortgage loans, net for the year ended December 31, 2013:

	For the Year Ended December 31, 2013
	Commercial	Single-Family	Total
Balance beginning of the period	$29,159	$41,664	$70,823
Principal repayments	(9,134)	(7,146)	(16,280)
Accretion (amortization) of discount (premium)	141	(118)	23
(Recoveries) charge-offs, net	(8)	451	443
Provision for loan losses	56	(317)	(261)
Balance end of period	$20,214	$34,534	$54,748

The Company's securitized commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties and are evaluated individually for impairment when the debt service coverage ratio on the mortgage loan is less than 1:1 or when the mortgage loan is delinquent. Commercial mortgage loans not evaluated for individual impairment are evaluated for a general allowance. As of December 31, 2013 and December 31, 2012, the loan-to-value ratio based on original appraisal was 55% and 48%, respectively. There were no securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) or on nonaccrual status on the Company's consolidated balance sheets as of December 31, 2013 or as of December 31, 2012.

The Company's securitized single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997. Single-family mortgage loans are considered homogeneous and are evaluated on a pool basis for a general allowance. As of December 31, 2013 and December 31, 2012, the current loan-to-value ratio based on original appraisal was approximately 41% and 43%, respectively. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of December 31, 2013 is $2,758 compared to $3,380 as of December 31, 2012. The Company continues accruing interest on any seriously delinquent securitized single-family mortgage loan so long as the primary servicer continues to advance the interest and/or principal due on the loan.

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

NOTE 5 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of December 31, 2013 and December 31, 2012 by the fair value and type of securities pledged as collateral to the repurchase agreements:

	December 31, 2013
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,522,503	0.42%	2,598,158
Agency CMBS	246,849	0.39%	306,318
Agency CMBS IOs	369,948	1.16%	449,072
Non-Agency RMBS	10,569	1.80%	12,746
Non-Agency CMBS	303,674	1.27%	367,859
Non-Agency CMBS IO	106,803	1.27%	136,227
Securitization financing bonds	20,651	1.59%	19,686
Deferred costs	(243)	n/a	n/a
	$3,580,754	0.61%	$3,890,066

	December 31, 2012
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,365,982	0.48%	$2,458,200
Agency CMBS	248,771	0.47%	291,445
Agency CMBS IOs	443,540	1.22%	565,494
Non-Agency RMBS	7,808	1.84%	9,634
Non-Agency CMBS	382,352	1.34%	465,306
Non-Agency CMBS IOs	88,221	1.46%	113,942
Securitization financing bonds	28,113	1.64%	31,483
Deferred costs	(659)	n/a	n/a
	$3,564,128	0.70%	$3,935,504

The combined weighted average original term to maturity for the Company’s repurchase agreements increased to 114 days as of December 31, 2013 from 67 days as of December 31, 2012. The Company has been able to extend the average term to maturity of its repurchase agreements due to discontinuing cash flow hedge accounting effective June 30, 2013. The following table provides a summary of the original maturities as of December 31, 2013 and December 31, 2012:

Original Maturity	December 31, 2013	December 31, 2012
30 days or less	$206,112	$622,957
31 to 60 days	492,145	1,263,105
61 to 90 days	665,020	298,660
91 to 120 days	783,371	1,092,681
121 to 190 days	1,434,349	287,384
	$3,580,997	$3,564,787

As of December 31, 2013, the Company had approximately $91,769 of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowing outstanding) with Wells Fargo Bank National Association together with its affiliate Wells Fargo Securities, LLC. The borrowings outstanding with that counterparty and its affiliates as of December 31, 2013 were $371,753 with a weighted average borrowing rate of 1.21%. Of the amount outstanding with this counterparty and its affiliate, $171,769 is under a two-year repurchase facility with Wells Fargo Bank National Association. The facility provides an aggregate maximum borrowing capacity of $250,000 and matures on August 6, 2015, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of December 31, 2013 was 1.43%. Shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

As of December 31, 2013, the Company had repurchase agreement amounts outstanding with 22 of its 31 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders.  To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of December 31, 2013.

NOTE 6 – DERIVATIVES

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
Effective June 30, 2013, the Company voluntarily discontinued hedge accounting for interest rate swaps which had previously been accounted for as cash flow hedges under GAAP. The Company discontinued cash flow hedge accounting for its interest rate swap agreements in order to gain greater flexibility in managing the maturities of its repurchase agreement borrowings. In addition, the Company began purchasing Eurodollar futures during the third quarter of 2013. Please refer to Note 1 for additional information related to the Company's accounting policy for its derivative instruments.
The table below summarizes information about the Company’s derivative instruments on its consolidated balance sheet as of the dates indicated:

			December 31, 2013
Type of Derivative Instrument	Accounting Designation	Balance Sheet Location:	Fair Value	Aggregate Notional Amount
Interest rate swaps	Non-hedging	Derivative assets	$18,488	$575,000

Interest rate swaps	Non-hedging		$(1,336)	$215,000
Eurodollar futures	Non-hedging		(5,345)	9,000,000
		Derivative liabilities	$(6,681)	$9,215,000
			December 31, 2012
Type of Derivative Instrument	Accounting Designation	Balance Sheet Location:	Fair Value	Aggregate Notional Amount
Interest rate swaps	Hedging		$(39,813)	$1,435,000
Interest rate swaps	Non-hedging		(2,724)	27,000
		Derivative liabilities	$(42,537)	$1,462,000

The following table summarizes activity related to derivative instruments for the periods indicated:

(amounts in thousands)	Interest Rate Swaps	Eurodollar Futures
Notional amount as of December 31, 2012:	$1,462,000	$—
Additions:	380,000	20,250,000
Settlements, terminations, or expirations:	(1,052,000)	(11,250,000)
Notional amount as of December 31, 2013:(1)	$790,000	$9,000,000

(1)
The Eurodollar futures notional amount as of December 31, 2013 represents the total notional of the 3-month contracts with expiration dates from 2016 to 2020. The maximum notional outstanding for any future 3-month period does not exceed $1,175,000.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of December 31, 2013:

Remaining Maturity	Notional Amount: Trading	Weighted-Average Fixed Rate Swapped
37-48 months	185,000	0.92%
49-60 months	15,000	2.17%
61-72 months	385,000	1.58%
73-84 months	25,000	1.61%
109-127 months	180,000	2.13%
	$790,000	1.56%

As of December 31, 2013, three of these agreements with a total notional balance of $150,000 and a weighted average pay-fixed rate of 2.17% are 10-year forward-starting swaps which will not be effective until 2014.

The tables below summarize the effect of the Company's interest rate derivatives reported in "loss on derivative instruments, net" on the Company's consolidated statements of net income for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2013	2012	2011
Interest rate swaps	$9,315	$(908)	$(2,825)
Eurodollar futures	(19,391)	—	—
Loss on derivative instruments, net	$(10,076)	$(908)	$(2,825)

The Company's consolidated balance sheet as of December 31, 2013 has a net unrealized loss in AOCI of $9,365 which relates to the interest rate swap agreements previously designated as cash flow hedges. This net unrealized loss will be recognized into the Company's consolidated statement of net income as a portion of "interest expense" over the remaining contractual life of the agreements. All forecasted transactions associated with interest rate swap agreements previously designated as cash flow hedges are expected to occur. No amounts have been reclassified to net income in any period in connection with forecasted transactions that are no longer considered probable of occurring. The Company estimates the portion of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to earnings within the next 12 months is $6,767. The Company reclassified $13,989 from AOCI to its consolidated statement of net income for the year ended December 31, 2013, of which $5,193 related to amortization of the net unrealized loss remaining in AOCI at the time the Company discontinued its cash flow hedge accounting and the remainder related to recognition of interest expense from cash flow hedging transactions in accordance with ASC Topic 815. The Company reclassified $14,448 and $11,604 from AOCI to its consolidated statements of net income for the years ended December 31, 2012 and December 31, 2011, respectively, related to cash flow hedging transactions in accordance with ASC Topic 815.

Many of the Company's interest rate swaps were entered into under bilateral agreements which contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default under the bilateral agreement. Additionally, these agreements allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income excluding derivative gains and losses greater than one dollar as measured on a rolling two quarter basis. These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  The Company was in compliance with all covenants under bilateral agreements on December 31, 2013.

NOTE 7 – NON-RECOURSE COLLATERALIZED FINANCING

The Company has one class of its single-family securitization financing bond outstanding as of December 31, 2013 with an estimated weighted average life remaining of 3.1 years. The interest rate on this bond is based on 1-month LIBOR plus 0.30%. The following table summarizes information about the Company’s non-recourse collateralized financing as of the dates indicated:

	December 31, 2013		December 31, 2012
	Balance Outstanding	Value of Collateral	Balance Outstanding	Value of Collateral
Secured by single-family mortgage loans	$13,134	$13,950	$15,974	$17,309
Secured by non-Agency CMBS	—	—	15,000	15,825
Unamortized bond premium	(220)	n/a	(470)	n/a
	$12,914	$13,950	$30,504	$33,134

The following table presents a summary of the changes in the carrying value of the Company's non-recourse collateralized financing for the year ended December 31, 2013:

	Secured by Non-Agency CMBS	Secured by Single-Family Mortgage Loans	Total
Balance, December 31, 2012	$14,807	$15,697	$30,504
Principal repayments	(15,000)	(2,839)	(17,839)
Amortization of bond premium	193	56	249
Balance, December 31, 2013	$—	$12,914	$12,914

NOTE 8 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2013 and December 31, 2012:

Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2013
Derivative assets	$18,488	$—	$18,488	$(193)	$(12,141)	$6,154

December 31, 2012:
Derivative assets	$—	$—	$—	$—	$—	$—

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2013
Derivative liabilities	$6,681	$—	$6,681	$(1,299)	$(5,382)	$—
Repurchase agreements	3,580,754	—	3,580,754	(3,580,754)	—	—
	$3,587,435	$—	$3,587,435	$(3,582,053)	$(5,382)	$—

December 31, 2012:
Derivative liabilities	$42,537	$—	$42,537	$(42,499)	$(38)	$—
Repurchase agreements	3,564,128	—	3,564,128	(3,564,128)	—	—
	$3,606,665	$—	$3,606,665	$(3,606,627)	$(38)	$—

(1)
Amount disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the asset or liability presented in the balance sheet. The fair value of the actual collateral received by or posted to the same counterparty may exceed the amounts presented.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and also requires an entity to consider all aspects of nonperformance risk, including the entity's own credit standing, when measuring fair value of a liability. ASC Topic 820 established a valuation hierarchy of three levels as follows:

•
Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The fair value measurement of the Company's Eurodollar futures contracts are included in this category.

•
Level 2 – Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs either directly observable or indirectly observable through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  The Company’s assets and liabilities measured at fair value that are generally included in this category are Agency MBS, certain non-Agency MBS, and interest rate swaps.

•
Level 3 – Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best estimate of how market participants would price the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  The Company’s assets and liabilities measured at fair value that are generally included in this category are certain non-Agency MBS.

The following table presents the fair value of the Company’s assets and liabilities, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2013
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$4,018,161	$—	$3,944,681	$73,480
Derivative assets	18,488	—	18,488	—
Total assets carried at fair value	$4,036,649	$—	$3,963,169	$73,480
Liabilities:
Derivative liabilities	$6,681	$5,345	$1,336	$—
Total liabilities carried at fair value	$6,681	$5,345	$1,336	$—

	December 31, 2012
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$4,103,981	$—	$3,998,761	$105,220
Other investments	25	—	—	25
Total assets carried at fair value	$4,104,006	$—	$3,998,761	$105,245
Liabilities:
Derivative liabilities	$42,537	$—	$42,537	$—
Total liabilities carried at fair value	$42,537	$—	$42,537	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2013 or December 31, 2012.

The Company’s valuation of its interest rate swaps is determined using the income approach. Derivative assets and liabilities include interest rate swaps and Eurodollar futures. The primary input into the valuation of interest rate swaps is the forward interest rate swap curve, which is considered an observable input and thus their fair values are considered Level 2 measurements. The Company's valuation of its Eurodollar futures is based on the closing exchange prices. Accordingly, these financial futures are classified as Level 1.

The Company’s Agency MBS, as well a majority of its non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market. Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements. The Company’s remaining non-Agency MBS are comprised of securities for which there are not substantially similar securities that trade frequently, and their fair values are therefore considered Level 3 measurements. The Company determines the fair value of its Level 3 securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators. Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement. Generally Level 3 assets are most sensitive to the default rate and severity assumptions.

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.5%	35.0%	8.7%
Non-Agency RMBS	10 CPR	1.0%	19.2%	8.1%

(1)	Data presented are weighted averages.

The following table presents the activity of the instruments fair valued at Level 3 during the year ended December 31, 2013:

	Year Ended
	December 31, 2013
	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of January 1, 2011	$123,703	$10,296	$25	$134,024
Purchases	—	7,500	—	7,500
Transfers out to Level 2	(4,670)	—	—	(4,670)
Change in fair value included in OCI	(59)	86	—	27
Principal payments	(18,437)	(12,804)	—	(31,241)
(Amortization) accretion	(435)	40	—	(395)
Balance as of December 31, 2012	$100,102	$5,118	$25	$105,245
Purchases	26,021	—	—	26,021
Sales/write-offs to net income	—	—	(25)	(25)
Change in fair value included in OCI	(6,026)	5	—	(6,021)
Principal payments	(49,167)	(2,421)	—	(51,588)
(Amortization) accretion	(197)	45	—	(152)
Balance as of December 31, 2013	$70,733	$2,747	$—	$73,480

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2013		December 31, 2012
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$4,018,161	$4,018,161	$4,103,981	$4,103,981
Securitized mortgage loans, net (1)	54,748	45,750	70,823	61,916
Other investments (1)	675	633	858	810
Derivative assets	18,488	18,488	—	—
Liabilities:
Repurchase agreements (2)	$3,580,754	$3,580,997	$3,564,128	$3,564,787
Non-recourse collateralized financing (1)	12,914	12,414	30,504	30,756
Derivative liabilities	6,681	6,681	42,537	42,537
(1) The Company determines the fair value of its securitized mortgage loans and other investments and its non-recourse collateralized financing using internally developed cash flow models with inputs similar to those used to estimate fair value of the Company's Level 3 non-Agency MBS.
(2) The difference between the recorded basis of repurchase agreements and their fair value is the deferred cost of the 2-year repurchase facility.

NOTE 10 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock and 2,250,000 shares of its 7.625% Series B Cumulative Redeemable Preferred Stock issued and outstanding as of December 31, 2013 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	2013	2012
Balance as of January 1,	54,268,915	40,382,530
Common stock issued under DRIP	515,257	13,480
Common stock issued under ATM program	180,986	402,494
Common stock issued or redeemed under stock and incentive plans	270,158	241,663
Common stock issued via public offering	—	13,332,748
Common stock forfeited for tax withholding on share-based compensation	(52,385)	—
Common stock repurchased during the period (weighted average price of $8.09 and $8.86 per share, respectively)	(872,447)	(104,000)
Balance as of December 31,	54,310,484	54,268,915

The Company has approximately 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of December 31, 2013.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there are 2,466,898 shares remaining for issuance as of December 31, 2013. The Company has declared a fourth quarter common stock dividend of $0.27 per share payable on January 31, 2014 to shareholders of record as of December 31, 2013. There was no discount for shares purchased through the DRIP during the fourth quarter of 2013.

The following table summarizes dividends declared per share of common stock for years ending December 31, 2013, 2012, and 2011 and their related tax characterization:

		Tax Characterization
	Dividends Declared per Common Share	Ordinary	Capital Gain	Return of Capital
Year ended December 31, 2013	$1.1200	$1.0650	$0.0550	$—
Year ended December 31, 2012	1.1500	1.0038	0.1462	—
Year ended December 31, 2011	1.0900	0.9822	0.1078	—

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2014, approximately $42,145 remains available for repurchase at the Company's option as of December 31, 2013.

Incentive Plans. Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, SARs, dividend equivalent rights, performance shares, incentive awards, and restricted stock units. Of the 2,500,000 shares of common stock authorized for issuance under this plan, 1,550,118 shares remain available for issuance as of December 31, 2013. Total stock-based compensation expense recognized by the Company for the year ended December 31, 2013 was $2,354 compared to $1,828 and $917 for the years ended December 31, 2012 and December 31, 2011, respectively.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Year Ended
	December 31,
	2013	2012
Restricted stock outstanding as of beginning of period	448,283	365,506
Restricted stock granted	255,158	220,821
Restricted stock vested	(182,472)	(138,044)
Restricted stock outstanding as of end of period	520,969	448,283

 The restricted stock granted during the year ended December 31, 2013 and December 31, 2012 had fair values of $2,708 and $2,073, respectively, at their grant dates. As of December 31, 2013, the balance of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $3,311 of which $1,643 is expected to be amortized in 2014, $1,155 in 2015, $447 in 2016, and $66 in 2017.

During the year ended December 31, 2013, the Company's remaining 27,500 SARs were exercised pursuant to the Company's 2004 Stock Incentive Plan at their exercise price of $7.06 per share. There are no other awards outstanding under the 2004 Stock Incentive Plan, and no new awards may be granted under this plan.

NOTE 11 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its net operating loss carryforward was $71,765 for the year ended December 31, 2013, $73,962 for the year ended December 31, 2012, and $43,988 for the year ended December 31, 2011. After common and preferred dividend distributions during those years as well as utilization of the Company's tax net operating loss ("NOL") carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2013 and did not incur any income tax liability for the years ending December 31, 2012 or December 31, 2011.

The Company estimated NOL carryforward as of December 31, 2013 is $142,252 . As a result of its common stock offering in February 2012, the Company incurred an "ownership change" under Section 382 of the Internal Revenue Code ("Section 382"). In general, if a company incurs an ownership change under Section 382, the company's ability to utilize an NOL carryforward to offset its taxable income after any required dividend distributions becomes limited to a certain amount per year. Due to the ownership change, the Company's ability to use its NOL is limited to an estimated $13,451 per year. The NOL will begin to expire principally in the years 2020-2024 to the extent it is not used. While the Company has not finalized its 2013 income tax return, it expects to utilize less than $2,000 of the NOL in 2013.

The Company also has a taxable REIT subsidiary ("TRS"), which has an estimated NOL carryforward of $3,504 as of December 31, 2013 compared to $4,204 as of December 31, 2012. The Company's TRS recognized income of $721 during the year ended December 31, 2013 from its investment in a limited partnership, which was dissolved prior to December 31, 2013. The

Company's TRS has limited operations, and accordingly, the Company has established a full valuation allowance for the related deferred tax asset.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2013, December 31, 2012, or December 31, 2011, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

One of the Company's subsidiaries, GLS Capital, Inc. ("GLS"), the County of Allegheny, Pennsylvania ("Allegheny County"), and the Company are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania ("the Court"). Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county. The purported class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, and certain other fees and who sustained economic damages on and after August 14, 2003. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and / or Allegheny County are an unconstitutional taking of private property.  The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. The Company believes the claims are without merit and intends to defend against them vigorously in this matter. The same class previously filed substantially the same lawsuit in 2004 against GLS and Allegheny County (ACORN v. County of Allegheny and GLS Capital, Inc.), and that cased was dismissed by the Court of Common Pleas with prejudice on June 28, 2013.

The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., are appellees (or respondents) in the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. currently pending in state court in Dallas, Texas.  The matter was initially filed in the state court in Dallas County, Texas in April 1999 against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. Following a trial court decision in favor of both the Company and DCI, Plaintiffs appealed, seeking reversal of the trial court's judgment and rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $250. Plaintiffs also sought reversal of the trial court's judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment. Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys' fees in the amount of $2,100. Alternatively, Plaintiffs sought a new trial. On February 13, 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) ruled on Plaintiffs' appeal, affirming the previous decision of no liability with respect to the

Company, and reversing the previous decision of no liability with respect to DCI relating to the $160,000 “master” loan commitment. The Fifth Circuit ordered a new trial to determine the amount of attorneys' fees and prejudgment and post-judgment interest due to Plaintiffs and reinstated the $25,600 damage award against DCI. On May 22, 2013, the Fifth Circuit vacated its order on February 13, 2013 and remanded the case to the trial court for entry of judgment against DCI and for a new trial with respect to attorneys' fees and for costs and pre-judgment and post-judgment interest as determined by the trial court. The Fifth Circuit also affirmed the trial court's decision with respect to a take nothing judgment against the Company. DCI has appealed the matter to the Supreme Court of Texas to reverse the $25,600 damage award. Management believes the Company will not be obligated for any amounts that may ultimately be awarded against DCI.

NOTE 13 – RELATED PARTY TRANSACTIONS
As discussed in Note 12, the Company and DCI were jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. In December 2000, the Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against such litigation would be shared, and whereby the Company agreed to advance DCI's portion of the costs of defending against such litigation. The Litigation Cost Sharing Agreement remains in effect as of December 31, 2013. DCI costs advanced by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum. As of December 31, 2013, the total amount due to the Company under the Litigation Cost Sharing Agreement, including interest, was $8,397, which has been fully reserved for collectibility by the Company. DCI is currently wholly owned by a company unaffiliated with the Company. An executive of the Company is the sole shareholder of this unaffiliated company.
NOTE 14 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$22,526	$22,444	$22,948	$20,186
Net interest income after provision for loan losses	22,265	22,444	22,948	20,186
Net income to common shareholders	18,381	29,442	(6,921)	19,266
Comprehensive income (loss) to common shareholders	27,427	(67,215)	(6,184)	19,813
Basic net income per common share	$0.34	$0.54	$(0.13)	$0.35
Diluted net income per common share	$0.34	$0.54	$(0.13)	$0.35
Cash dividends declared per common share	$0.29	$0.29	$0.27	$0.27

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$19,147	$19,008	$19,100	$21,145
Net interest income after provision for loan losses	19,087	19,008	18,990	21,123
Net income to common shareholders	16,476	18,847	18,353	18,330
Comprehensive income to common shareholders	42,655	17,429	52,737	14,951
Basic net income per common share	$0.33	$0.35	$0.34	$0.34
Diluted net income per common share	$0.33	$0.35	$0.34	$0.34
Cash dividends declared per common share	$0.28	$0.29	$0.29	$0.29

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$12,731	$15,033	$14,559	$16,972
Net interest income after provision for loan losses	12,481	14,833	14,259	16,851
Net income to common shareholders	10,280	13,594	1,532	14,406
Comprehensive income (loss) to common shareholders	6,606	13,910	(6,772)	12,756
Basic net income per common share	$0.31	$0.34	$0.04	$0.36
Diluted net income per common share	$0.31	$0.34	$0.04	$0.36
Cash dividends declared per common share	$0.27	$0.27	$0.27	$0.28

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Annual Report on Form 10-K was filed with the SEC and has determined that there have been no significant events or circumstances that qualify as a "recognized" subsequent event as defined by ASC Topic 855. Management has determined that the following events or circumstances qualify as "nonrecognized" subsequent events as defined by ASC Topic 855:

Subsequent to December 31, 2013, the Company granted 428,363 shares of restricted stock with a combined fair value at grant date of $3,453. The fair value of these restricted shares will be amortized into share-based compensation expense in accordance with their respective vesting periods. Approximately 50% of these shares will vest annually over the next 3 years with the remaining 50% vesting annually over the next 4 years.