Form 10-Q
period 2014-03-31
DYNEX CAPITAL INC
filed 2014-05-12
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Yes           ☐           No           ☒

On May 2, 2014, the registrant had 54,698,963 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.	FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $3,798,331 and $3,873,584, respectively)	$3,959,852	$4,018,161
Mortgage loans held for investment, net	53,804	55,423
Cash and cash equivalents	61,168	69,330
Restricted cash	18,242	13,385
Derivative assets	12,064	18,488
Principal receivable on investments	8,112	12,999
Accrued interest receivable	23,387	21,703
Other assets, net	7,653	7,648
Total assets	$4,144,282	$4,217,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,485,544	$3,580,754
Payable for unsettled mortgage-backed securities	16,086	10,358
Non-recourse collateralized financing	12,394	12,914
Derivative liabilities	11,137	6,681
Accrued interest payable	2,846	2,548
Accrued dividends payable	15,612	16,601
Other liabilities	1,648	1,405
Total liabilities	3,545,267	3,631,261

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 54,697,307 and 54,310,484 shares issued and outstanding, respectively	547	543
Additional paid-in capital	761,827	761,550
Accumulated other comprehensive loss	(4,256)	(33,816)
Accumulated deficit	(268,761)	(252,059)
Total shareholders' equity	599,015	585,876
Total liabilities and shareholders’ equity	$4,144,282	$4,217,137
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Mortgage-backed securities	$26,902	$32,039
Mortgage loans held for investment	738	943
	27,640	32,982
Interest expense:
Repurchase agreements	7,611	10,218
Non-recourse collateralized financing	22	238
	7,633	10,456

Net interest income	20,007	22,526
Provision for loan losses	—	(261)
Loss on derivative instruments, net	(13,422)	(17)
(Loss) gain on sale of investments, net	(3,307)	1,391
Fair value adjustments, net	32	(140)
Other income (expense), net	75	(88)
General and administrative expenses:
Compensation and benefits	(2,552)	(2,358)
Other general and administrative	(1,567)	(1,450)
Net (loss) income	(734)	19,603
Preferred stock dividends	(2,294)	(1,222)
Net (loss) income to common shareholders	$(3,028)	$18,381

Other comprehensive income:
Change in fair value of available-for-sale investments	23,965	5,897
Reclassification adjustment for (loss) gain on sale of investments, net	3,307	(1,391)
Change in fair value of cash flow hedges	—	437
Reclassification adjustment for cash flow hedges (including de-designated hedges)	2,288	4,103
Total other comprehensive income	29,560	9,046
Comprehensive income to common shareholders	$26,532	$27,427

Weighted average common shares - basic and diluted	54,626	54,300
Net (loss) income per common share - basic and diluted	$(0.06)	$0.34
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of December 31, 2013	$109,658	$543	$761,550	$(33,816)	$(252,059)	$585,876
Stock issuance	—	1	143	—	—	144
Granting and vesting of restricted stock	—	4	668	—	—	672
Amortization of stock issuance costs	—	—	(30)	—	—	(30)
Adjustments for tax withholding on share-based compensation	—	(1)	(504)	—	—	(505)
Net loss	—	—	—	—	(734)	(734)
Dividends on preferred stock	—	—	—	—	(2,294)	(2,294)
Dividends on common stock	—	—	—	—	(13,674)	(13,674)
Other comprehensive income	—	—	—	29,560	—	29,560
Balance as of March 31, 2014	$109,658	$547	$761,827	$(4,256)	$(268,761)	$599,015

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of December 31, 2012	$55,407	$543	$759,214	$52,511	$(250,965)	$616,710
Stock issuance	—	5	5,178	—	—	5,183
Granting and vesting of restricted stock	—	1	455	—	—	456
Amortization of stock issuance costs	—	—	(30)	—	—	(30)
Adjustments for tax withholding on share-based compensation	—	(1)	(545)	—	—	(546)
Net income	—	—	—	—	19,603	19,603
Dividends on preferred stock	—	—	—	—	(1,222)	(1,222)
Dividends on common stock	—	—	—	—	(15,902)	(15,902)
Other comprehensive income	—	—	—	9,046	—	9,046
Balance as of March 31, 2013	$55,407	$548	$764,272	$61,557	$(248,486)	$633,298
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net (loss) income	$(734)	$19,603
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Increase in accrued interest receivable	(1,684)	(1,401)
Increase (decrease) in accrued interest payable	298	(22)
Provision for loan losses	—	261
Loss on derivative instruments, net	13,422	17
Loss (gain) on sale of investments, net	3,307	(1,391)
Fair value adjustments, net	(32)	140
Amortization and depreciation	34,829	32,117
Stock-based compensation expense	672	481
Other operating activities	(175)	(4,400)
Net cash and cash equivalents provided by operating activities	49,903	45,405
Investing activities:
Purchase of investments	(127,552)	(438,376)
Principal payments received on investments	128,676	215,751
Proceeds from sales of investments	59,799	31,158
Principal payments received on mortgage loans held for investment, net	1,605	5,737
Net payments on derivatives not designated as hedges	(2,542)	(174)
Other investing activities	(5)	(827)
Net cash and cash equivalents provided by (used in) investing activities	59,981	(186,731)
Financing activities:
(Repayments of) borrowings under repurchase agreements, net	(95,314)	144,023
Principal payments on non-recourse collateralized financing	(527)	(2,024)
Increase in restricted cash	(4,857)	—
Proceeds from issuance of common stock, net of issuance costs	114	5,152
Payments related to tax withholding for share-based compensation	(505)	(545)
Dividends paid	(16,957)	(16,960)
Net cash and cash equivalents (used in) provided by financing activities	(118,046)	129,646

Net decrease in cash and cash equivalents	(8,162)	(11,680)
Cash and cash equivalents at beginning of period	69,330	55,809
Cash and cash equivalents at end of period	$61,168	$44,129
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$4,935	$10,381
See notes to unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The financial information included herein is unaudited; however, in the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2014. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current year’s presentation. The Company's consolidated balance sheet as of December 31, 2013 now presents its "securitized mortgage loans, net" and "other investments, net" together as "mortgage loans held for investment, net". In addition, the Company has combined the presentation of its consolidated statements of income and its consolidated statements of other comprehensive income together as one financial statement which is now titled "consolidated statements of comprehensive income". The Company's "interest income - securitized mortgage loans" and "interest income-other investments" on its consolidated statement of income for the three months ended March 31, 2013 is now presented together as "interest income-mortgage loans held for investment" on its consolidated statement of comprehensive income for the three months ended March 31, 2013. These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary. The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions. The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10. The Company follows the equity method of accounting for investments in which it owns greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. The Company did not have any investments in which it owned less than a 50% interest in the voting equity as of March 31, 2014 or December 31, 2013.

In accordance with ASC Topic 810-10, the Company also consolidates certain trusts through which it has securitized mortgage loans held for investment. Additional information regarding the accounting policy for its securitized mortgage loans is provided below under "Mortgage Loans Held for Investment, Net".

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  The most significant estimates used by management include, but are not limited to, fair value measurements of its investments, allowance for loan losses, other-than-temporary impairments, contingencies, and amortization of premiums and discounts. These items are discussed further below within this note to the consolidated financial statements.

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

The Company has purchased non-Agency MBS rated less than 'AA' by at least one national rating agency at discounts to their par value, and management does not believe these discounts to be substantial. The Company records the discount accretion into income over the security's expected life, which reflects management's estimate of the security's projected cash flows in accordance with ASC Topic 325-40. Future changes in the timing of projected cash flows or differences arising between projected cash flows and actual cash flows received may result in a prospective change in the effective yield on those securities.

The accrual of interest on MBS is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected, and in certain instances, as a result of an other-than-temporary impairment analysis (see discussion below). All interest accrued but not collected for investments that are placed on a non-accrual status or are charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method until the affected investment or investments qualify for return to accrual status. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

In periods after the recognition of an OTTI loss for MBS, the Company accounts for the other-than-temporarily impaired MBS as if the debt security had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For MBS for which OTTIs were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted into interest income using the effective interest method. The Company continues to estimate the present value of cash flows expected to be collected over the life of the MBS. If upon subsequent evaluation, there is an increase in the cash flows expected to be collected or if actual cash flows are greater than cash flows previously expected, such changes will be accounted for as a prospective adjustment to the accretable yield in accordance with ASC Topic 310-30 even if the MBS would not otherwise be within the scope of that guidance. Please see Note 3 for additional information related to the Company's evaluation for OTTI.

Mortgage Loans Held for Investment, Net

Mortgage loans held for investment consist primarily of securitized mortgage loans reported at amortized cost in accordance with ASC Topic 310-10. Securitized mortgage loans are pledged to support the repayment of securitization financing bonds issued by the Company. The associated securitization financing bonds are treated as debt of the Company and are presented as a portion of "non-recourse collateralized financing" on the consolidated balance sheet. Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture. Less than 2% of the Company's mortgage loans held for investment are unsecuritized; these loans are also reported at amortized cost. In accordance with ASC Topic 310-10, an allowance has been established for currently existing and probable losses on all of the Company's mortgage loans held for investment.

Repurchase Agreements

Repurchase agreements are treated as financings under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. Most of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with ASC Topic 815. ASC Topic 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

Effective June 30, 2013, the Company discontinued cash flow hedge accounting for derivative instruments which had previously been accounted for as cash flow hedges under ASC Topic 815. Activity up to and including June 30, 2013 for those agreements previously designated as cash flow hedges was recorded in accordance with cash flow hedge accounting as prescribed by ASC Topic 815, which states that the effective portion of the hedge relationship on an instrument designated as a cash flow hedge is reported in the current period's other comprehensive income while the ineffective portion is immediately reported as a component of the current period’s net income. The balance remaining in AOCI related to the de-designated cash flow hedges is amortized into the Company's net income as a portion of "interest expense" over the remaining life of the interest rate swap agreements. Subsequent to June 30, 2013, changes in the fair value of the Company's derivative instruments, plus periodic settlements, are recorded in the Company's net income as a portion of "loss on derivative instruments, net".

The Company has Eurodollar futures, which are valued based on closing exchange prices. Variation margin is exchanged daily to settle any changes in the value of the Eurodollar futures. Gains and losses associated with purchases and short sales of futures contracts are reported in "loss on derivative instruments, net" on our consolidated statement of comprehensive income.

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

Stock-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan ("SIP"), the Company may grant stock-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights (“SARs”), dividend equivalent rights, performance shares, and restricted stock units. The Company's restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date as required by ASC Topic 718. The Company does not currently have any other stock-based compensation issued or outstanding other than restricted stock. Please see Note 8 for additional disclosures regarding the Company's SIP.

Contingencies

In the normal course of business, there are various lawsuits, claims, and other contingencies pending against the Company. On a quarterly basis, we evaluate whether to establish provisions for estimated losses from those matters in accordance with ASC Topic 450, which states that a liability is recognized for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. If the contingent loss (or an additional loss in excess of any accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed. Please refer to Note 9 for information on the Company's contingencies.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 – NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented on both a basic and diluted basis.  Because the Company's Series A Cumulative Redeemable Preferred Stock and Series B Cumulative Redeemable Preferred Stock are redeemable at the Company's option for cash only, and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net (loss) income per common share. For the three months ended March 31, 2013, diluted net income per common share assumes the exercise of stock options outstanding during the period using the treasury stock method. The Company did not have any stock options outstanding for the three months ended March 31, 2014. Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC 260-10 and therefore are included in the computation of basic net (loss) income per share using the two-class method. Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share of restricted is converted to one equal share of common stock.

The following table presents the calculation of the numerator and denominator for both basic and diluted net (loss) income per common share for the periods indicated:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Net Income	Weighted-Average Common Shares	Net Income	Weighted- Average Common Shares
Net (loss) income	$(734)		$19,603
Preferred stock dividends	(2,294)		(1,222)
Net (loss) income to common shareholders	(3,028)	54,625,601	18,381	54,300,020
Effect of dilutive stock options	—	—	—	754
Diluted net (loss) income to common shareholders	$(3,028)	54,625,601	$18,381	54,300,774
Net (loss) income per common share:
Basic		$(0.06)		$0.34
Diluted (1)		$(0.06)		$0.34
(1) The Company did not have any anti-dilutive securities outstanding during the three months ended March 31, 2014 or March 31, 2013.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following table presents the components and weighted average coupon ("WAC") for the portion of the Company’s MBS designated as AFS as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC
Agency:
RMBS	$2,438,133	$139,899	$2,578,032	$6,708	$(45,438)	$2,539,302	3.20%
CMBS	286,931	19,838	306,769	11,384	(509)	317,644	5.23%
CMBS IO (1)	—	461,523	461,523	11,581	(1,859)	471,245	0.94%
Total Agency AFS:	2,725,064	621,260	3,346,324	29,673	(47,806)	3,328,191

Non-Agency:
RMBS	15,454	(7)	15,447	209	(86)	15,570	4.42%
CMBS	375,209	(17,819)	357,390	19,448	(842)	375,996	5.05%
CMBS IO (1)	—	209,301	209,301	3,374	(1,148)	211,527	0.80%
Total non-Agency AFS:	390,663	191,475	582,138	23,031	(2,076)	603,093

Total AFS securities	$3,115,727	$812,735	$3,928,462	$52,704	$(49,882)	$3,931,284

(1)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $10,582,484 and $5,053,884, respectively, as of March 31, 2014.

	December 31, 2013
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC
Agency:
RMBS	$2,591,568	$154,220	$2,745,788	$6,104	$(59,742)	$2,692,150	3.22%
CMBS	273,830	19,061	292,891	10,793	(900)	302,784	5.07%
CMBS IO (1)	—	453,766	453,766	9,895	(3,334)	460,327	0.83%
Total Agency AFS:	2,865,398	627,047	3,492,445	26,792	(63,976)	3,455,261

Non-Agency:
RMBS	13,845	(338)	13,507	338	(80)	13,765	4.61%
CMBS	375,703	(18,277)	357,426	15,366	(3,511)	369,281	5.10%
CMBS IO (1)	—	150,518	150,518	2,618	(1,999)	151,137	0.66%
Total non-Agency AFS:	389,548	131,903	521,451	18,322	(5,590)	534,183

Total AFS securities	$3,254,946	$758,950	$4,013,896	$45,114	$(69,566)	$3,989,444

(1)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $10,160,502 and $4,274,957, respectively, as of December 31, 2013.

The Company has investments in additional Agency CMBS not included in the tables above that are designated as trading securities by the Company with fair values of $28,568 and $28,717 as of March 31, 2014 and December 31, 2013, respectively. Changes in the fair value of these Agency CMBS are recognized each reporting period within "fair value adjustments, net" as a component of the Company's net income. As of March 31, 2014 and December 31, 2013, the amortized cost of these Agency CMBS designated as trading securities was $26,786 and $26,920, respectively. The Company recognized a net unrealized loss for the three months ended March 31, 2014 of $(17) compared to a net unrealized loss of $(107) for the three months ended March 31, 2013, respectively, related to changes in fair value of these Agency CMBS designated as trading securities.

The following table presents certain information for those Agency MBS in an unrealized loss position as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,563,078	$(29,207)	120	$1,912,937	$(43,543)	150
Non-Agency MBS	126,578	(1,990)	23	162,558	(5,435)	39

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$767,744	$(18,600)	80	$670,402	$(20,433)	67
Non-Agency MBS	1,676	(86)	5	6,310	(155)	6

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of March 31, 2014 and December 31, 2013 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of March 31, 2014 or December 31, 2013.

NOTE 4 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of March 31, 2014 and December 31, 2013 by the fair value and type of securities pledged as collateral:

	March 31, 2014
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,350,781	0.39%	2,421,202
Agency CMBS	265,475	0.37%	330,182
Agency CMBS IOs	382,327	1.14%	471,173
Non-Agency RMBS	11,905	1.77%	14,691
Non-Agency CMBS	309,398	1.22%	371,273
Non-Agency CMBS IO	149,105	1.23%	187,227
Securitization financing bonds	16,692	1.52%	18,607
Deferred costs	(139)	n/a	n/a
	$3,485,544	0.59%	$3,814,355

	December 31, 2013
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,522,503	0.42%	2,598,158
Agency CMBS	246,849	0.39%	306,318
Agency CMBS IOs	369,948	1.16%	449,072
Non-Agency RMBS	10,569	1.80%	12,746
Non-Agency CMBS	303,674	1.27%	367,859
Non-Agency CMBS IOs	106,803	1.27%	136,227
Securitization financing bonds	20,651	1.59%	19,686
Deferred costs	(243)	n/a	n/a
	$3,580,754	0.61%	$3,890,066

The combined weighted average original term to maturity for the Company’s repurchase agreements decreased to 93 days as of March 31, 2014 from 114 days as of December 31, 2013. The following table provides a summary of the original maturities as of March 31, 2014 and December 31, 2013:

Original Maturity	March 31, 2014	December 31, 2013
30 days or less	$369,542	$206,112
31 to 60 days	715,516	492,145
61 to 90 days	987,579	665,020
91 to 120 days	545,628	783,371
121 to 190 days	867,418	1,434,349
	$3,485,683	$3,580,997

As of March 31, 2014, the Company had approximately $97,517 of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowing outstanding) with Wells Fargo Bank National Association together with its affiliate Wells Fargo Securities, LLC. The borrowings outstanding with that counterparty and its affiliates as of March 31, 2014 were $348,399 with a weighted average borrowing rate of 1.27%. Of the amount outstanding with this counterparty and its affiliate, $165,693 is under a two-year repurchase facility with Wells Fargo Bank National Association. The facility provides an aggregate maximum borrowing capacity of $250,000 and matures on August 6, 2015, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of March 31, 2014 was 1.42%. Shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

As of March 31, 2014, the Company had repurchase agreement amounts outstanding with 21 of its 31 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of March 31, 2014.

NOTE 5 – DERIVATIVES

     The Company utilizes a variety of derivative instruments to economically hedge a portion of its exposure to market risks, primarily interest rate risk. The principal instruments used to hedge these risks are interest rate swaps and Eurodollar futures. The objective of the Company's risk management strategy is to protect the Company's earnings from rising interest rates and to mitigate declines in book value resulting from fluctuations in the fair value of the Company's assets from changing interest rates. The Company seeks to limit its exposure to changes in interest rates but does not seek to eliminate this risk. Please refer to Note 1 for information related to the Company's accounting policy for its derivative instruments.

The table below summarizes information about the Company’s derivative instruments on its consolidated balance sheet as of the dates indicated:

			March 31, 2014		December 31, 2013
Type of Derivative Instrument	Accounting Designation	Balance Sheet Location:	Fair Value	Aggregate Notional Amount	Fair Value	Aggregate Notional Amount
Interest rate swaps	Non-hedging	Derivative assets	$12,064	$525,000	$18,488	$575,000

Interest rate swaps	Non-hedging		$(1,378)	$325,000	$(1,336)	$215,000
Eurodollar futures	Non-hedging		(9,759)	9,000,000	(5,345)	9,000,000
		Derivative liabilities	$(11,137)	$9,325,000	$(6,681)	$9,215,000

The following table summarizes activity related to derivative instruments for the periods indicated:

(amounts in thousands)	Interest Rate Swaps	Eurodollar Futures
Notional amount as of December 31, 2013	$790,000	$9,000,000
Additions	75,000	—
Settlements, terminations, or expirations	(15,000)	—
Notional amount as of March 31, 2014(1)	$850,000	$9,000,000

(1)
The Eurodollar futures notional amount as of March 31, 2014 represents the total notional of the 3-month contracts with expiration dates from 2016 to 2020. The maximum notional outstanding for any future 3-month period does not exceed $1,175,000.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of March 31, 2014:

Remaining Maturity	Notional Amount	Weighted-Average Fixed Rate Swapped
37-48 months	185,000	0.92%
49-60 months	350,000	1.62%
61-72 months	35,000	1.24%
73-84 months	100,000	2.08%
85-108 months	—	—%
109-127 months	180,000	2.13%
	$850,000	1.61%

The tables below summarize the effect of the Company's interest rate derivatives reported in "loss on derivative instruments, net" within the Company's net income for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2014	2013
Interest rate swaps	$(9,008)	$(17)
Eurodollar futures	(4,414)	—
Loss on derivative instruments, net	$(13,422)	$(17)

Effective June 30, 2013, the Company de-designated certain interest rate swap agreements as cash flow hedges under ASC Topic 815. The net unrealized loss in AOCI of $7,077 remaining on the Company's consolidated balance sheet as of March 31, 2014 is related to these interest rate swap agreements. The amount remaining in AOCI will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. All forecasted transactions associated with interest rate swap agreements previously designated as cash flow hedges are expected to occur. No amounts have been reclassified to net income in any period in connection with forecasted transactions that are no longer considered probable of occurring. The Company estimates the portion of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to net income within the next 12 months is $5,525. The Company reclassified $2,288 from AOCI to net income for the three months ended March 31, 2014 related to amortization of the net unrealized loss remaining in AOCI at the time the Company discontinued its cash flow hedge accounting. For the three months ended March 31, 2013, the Company reclassified $4,103 from AOCI to net income related to recognition of interest expense from cash flow hedging transactions.

Many of the Company's interest rate swaps were entered into under bilateral agreements which contain various covenants related to the Company’s credit risk. Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default under the bilateral agreement. Additionally, these agreements allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income excluding derivative gains and losses greater than one dollar as measured on a rolling two quarter basis. These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations. The Company was in compliance with all covenants under bilateral agreements on March 31, 2014.

NOTE 6 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2014 and December 31, 2013:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2014
Derivative assets	$12,064	$—	$12,064	$(395)	$(7,954)	$3,715

December 31, 2013:
Derivative assets	$18,488	$—	$18,488	$(193)	$(12,141)	$6,154

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2014
Derivative liabilities	$11,137	$—	$11,137	$(1,340)	$(9,797)	$—
Repurchase agreements	3,485,544	—	3,485,544	(3,485,544)	—	—
	$3,496,681	$—	$3,496,681	$(3,486,884)	$(9,797)	$—

December 31, 2013:
Derivative liabilities	$6,681	$—	$6,681	$(1,299)	$(5,382)	$—
Repurchase agreements	3,580,754	—	3,580,754	(3,580,754)	—	—
	$3,587,435	$—	$3,587,435	$(3,582,053)	$(5,382)	$—

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

The following table presents the fair value of the Company’s assets and liabilities presented on its consolidated balance sheets, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2014
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,959,852	$—	$3,893,465	$66,387
Derivative assets	12,064	—	12,064	—
Total assets carried at fair value	$3,971,916	$—	$3,905,529	$66,387
Liabilities:
Derivative liabilities	$11,137	$9,759	$1,378	$—
Total liabilities carried at fair value	$11,137	$9,759	$1,378	$—

	December 31, 2013
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$4,018,161	$—	$3,944,681	$73,480
Derivative assets	18,488	—	18,488	—
Total assets carried at fair value	$4,036,649	$—	$3,963,169	$73,480
Liabilities:
Derivative liabilities	$6,681	$5,345	$1,336	$—
Total liabilities carried at fair value	$6,681	$5,345	$1,336	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2014 or December 31, 2013.

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of March 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.5%	35.0%	8.8%
Non-Agency RMBS	10 CPR	1.0%	20.0%	6.8%

(1)	Data presented are weighted averages.

The following table presents the activity of the instruments fair valued at Level 3 during the three months ended March 31, 2014:

	Three Months
	March 31, 2014
	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of December 31, 2013	$70,733	$2,747	$73,480
Change in fair value included in OCI	27	(126)	(99)
Principal payments	(6,993)	(395)	(7,388)
Accretion	65	329	394
Balance as of March 31, 2014	$63,832	$2,555	$66,387

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2014		December 31, 2013
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,959,852	$3,959,852	$4,018,161	$4,018,161
Mortgage loans held for investment, net (1)	53,804	45,188	55,423	46,383
Derivative assets	12,064	12,064	18,488	18,488
Liabilities:
Repurchase agreements (2)	$3,485,544	$3,485,683	$3,580,754	$3,580,997
Non-recourse collateralized financing (1)	12,394	11,915	12,914	12,414
Derivative liabilities	11,137	11,137	6,681	6,681
(1) The Company determines the fair value of its mortgage loans held for investment, net and its non-recourse collateralized financing using internally developed cash flow models with inputs similar to those used to estimate fair value of the Company's Level 3 non-Agency MBS.
(2) The difference between the recorded basis of repurchase agreements and their fair value is the deferred cost of the 2-year repurchase facility.

NOTE 8 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock and 2,250,000 shares of its 7.625% Series B Cumulative Redeemable Preferred Stock issued and outstanding as of March 31, 2014 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	Three Months Ended
	March 31,
	2014	2013
Balance as of beginning of period	54,310,484	54,268,915
Common stock issued under DRIP	3,938	298,304
Common stock issued under ATM program	—	180,986
Common stock issued or redeemed under stock and incentive plans	442,035	139,600
Common stock forfeited for tax withholding on share-based compensation	(59,150)	(52,385)
Balance as of end of period	54,697,307	54,835,420

The Company had approximately 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of March 31, 2014.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,462,960 shares remaining for issuance as of March 31, 2014. The Company declared a first quarter common stock dividend of $0.25 per share payable on April 30, 2014 to shareholders of record as of April 4, 2014. There was no discount for shares purchased through the DRIP during the first quarter of 2014.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2014, approximately $42,145 remains available for repurchase at the Company's option as of March 31, 2014.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 1,108,083 available for issuance as of March 31, 2014. Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2014 was $672 compared to $489 for the three months ended March 31, 2013.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Restricted stock outstanding as of beginning of period	520,969	448,283
Restricted stock granted	428,363	139,600
Restricted stock vested	(188,620)	(153,720)
Restricted stock outstanding as of end of period	760,712	434,163

 The restricted stock granted during the three months ended March 31, 2014 and March 31, 2013 had combined fair values of $3,453 and $1,491, respectively, at their grant dates. As of March 31, 2014, the balance of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $6,092 of which $1,902 is expected to be amortized in the remaining nine months of 2014, $2,161 in 2015, $1,452 in 2016, $541 in 2017, and $36 in 2018. The Company did not have any other type of stock-based compensation issued or outstanding as of March 31, 2014 or December 31, 2013 other than its restricted stock.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties to various legal proceedings. Although the ultimate outcome of those legal proceedings cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of these proceedings will not have a material effect on the Company’s consolidated financial condition or liquidity. However, the resolution of any of those proceedings could have a material impact on consolidated results of operations or cash flows in a given future reporting period as the proceedings are resolved. Please refer to Note 1 for information on the Company's accounting policy with respect to accrual for loss contingencies. There have been no material changes during the three months ended March 31, 2014 for the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and has determined that there have been no significant events or circumstances that qualify as a "recognized" or "nonrecognized" subsequent event as defined by ASC Topic 855.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments. We invest our capital pursuant to our Operating Policies as approved by our Board of Directors which include an Investment Policy and Investment Risk Policy as discussed in Part I, Item 1, "Business" under "Company Overview-Operating Policies and Restrictions" in our annual Report on Form 10-K for the year ended December 31, 2013. Our investment policy permits investments in any type of Agency MBS and investment grade non-Agency MBS, legacy securitized mortgage loans, and legacy whole loans.

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

CMBS. Our Agency and non-Agency CMBS are collateralized by first mortgage loans and are substantially comprised of fixed-rate securities. The majority of the loans collateralizing our CMBS are secured by multifamily properties. Typically these loans have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay.

CMBS IO. A portion of our Agency and non-Agency CMBS also include IO securities which represent the right to receive excess interest payments (but not principal cash flows) based on the underlying unpaid principal balance of the underlying pool of mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance (often referred to as the notional amount) of the underlying pool of mortgage loans. CMBS IO securities generally have some level of prepayment protection in the form of lock-outs, prepayment penalties, or yield maintenance associated with the underlying loans similar to CMBS described above.

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio, including the amount of net interest income we earn and fluctuations in investment values, will depend on multiple factors, many of which are beyond our control. These factors include, but are not limited to, the absolute level of interest rates, trends of interest rates, the relative steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments (including multifamily, residential and commercial mortgage markets), and market required yields as reflected by market credit spreads. In addition, the performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable return levels could be influenced by actions and policy measures of the U.S. government including the Federal Housing Finance Administration, the U. S. Department of the Treasury (the "Treasury"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve").

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

Investing in mortgage-related securities while using leverage to increase our return on shareholders' capital subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk, which are discussed in "Liquidity and Capital Resources" within this Item 2 and Part I, Item 3 of this Quarterly Report on Form 10-Q as well as in Item 1A, "Risk Factors" of Part I, and in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. Please see these Items for a detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Non-GAAP Financial Measures

In addition to our operating results presented in accordance with GAAP, this Quarterly Report on Form 10-Q contains certain non-GAAP financial measures. The following descriptions are for the non-GAAP measures contained herein which management has included because we believe these measures may be important to investors and present useful information about the Company's performance:

•Core net operating income to common shareholders equals GAAP net income to common shareholders adjusted for amortization of accumulated other comprehensive loss on de-designated cash flow hedges included in GAAP interest expense, net change in fair value of derivative instruments which includes gains and losses on terminated derivative instruments (if applicable), gains and losses on sales of investments, and fair value adjustments on investments not classified as available for sale.
•Effective borrowing costs equals GAAP interest expense excluding the amortization of accumulated other comprehensive loss on interest rate swaps de-designated as cash flow hedges on June 30, 2013 plus net periodic interest costs on derivative instruments (including accrued amounts) which are not already included in GAAP interest expense.
•Adjusted net interest income equals GAAP net interest income less effective borrowing costs.
•Adjusted net interest spread equals average annualized yields on investments less effective borrowing costs.

Schedules reconciling these non-GAAP financial measures to GAAP financial measures are provided in "Results of Operations" within Part 1, Item 2 of this Quarterly Report on Form 10-Q. Management believes these non-GAAP financial measures are useful because they provide investors greater transparency to the information we use in our financial and operational decision-making processes. Management also believes the presentation of these measures, when analyzed in conjunction with the our GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers, particularly those competitors that continue to use cash flow hedge accounting in reporting their financial results, as well as to our performance in periods prior to discontinuing cash flow hedge accounting. However, because these non-GAAP financial measures exclude certain items used to compute GAAP net (loss) income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported in our consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, our presentation of core net operating income, effective borrowing costs, adjusted net interest income, and adjusted net interest spread may not be comparable to other similarly-titled measures of other companies.

Highlights of the First Quarter of 2014

During the first quarter of 2014, credit spreads tightened across fixed income markets and the U.S Treasury curve flattened as markets seemed to adjust to Janet Yellen as the new Chair of the Federal Reserve and as a result of somewhat tepid economic data. The combination of tighter credit spreads and lower rates helped increase our book value per common share by $0.18, or slightly more than 2%, to $8.87 from $8.69. We also earned $0.25 per common share on a core net operating income basis (a non-GAAP measure) versus $0.29 per common share in the fourth quarter of 2013, as general and administrative expenses in the fourth quarter reflected the reversal of $1.4 million in incentive compensation accruals. We declared a dividend of $0.25, slightly lower than our fourth quarter dividend of $0.27. In addition, we continued to reduce the overall leverage on our balance sheet as we maintained a cautious stance with respect to reinvestments of principal and interest received on our portfolio.

Our adjusted net interest spread (a non-GAAP measure) increased 0.11% for the first quarter of 2014 compared to fourth quarter of 2013. This increase in adjusted net interest spread resulted from a 0.02% increase in average annualized effective yields on our assets as well as a 0.09% decline in the effective borrowing rate (a non-GAAP measure) of financing our assets. We continue to maintain a modeled duration gap (a measure of the sensitivity of our investments and derivative instruments to changes in interest rates) at the higher end of our 0.5-1.5 years targeted range. Our duration gap exposure is generally in the one-to-three year maturities, which are generally more sensitive to actual or expected changes in the targeted federal funds rate.

The following table summarizes the average annualized effective yield by type of MBS investment for the first quarter of 2014 and for each of the preceding four quarters:

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Average annualized effective yield:
RMBS	1.87%	1.85%	1.99%	1.91%	2.05%
CMBS	4.61%	4.65%	4.78%	4.75%	4.73%
CMBS IO	4.21%	4.47%	4.41%	4.53%	4.61%
All other investments	5.17%	5.26%	5.36%	5.44%	5.36%
Total average annualized effective yield	2.74%	2.72%	2.82%	2.86%	3.04%
Costs of financing	(0.87)%	(0.90)%	(0.88)%	(1.11)%	(1.15)%
Net interest spread	1.87%	1.82%	1.94%	1.75%	1.89%

Effective borrowing cost (1)	(0.86)%	(0.95)%	(1.17)%	(1.14)%	(1.17)%
Adjusted net interest spread (1)	1.88%	1.77%	1.65%	1.72%	1.87%
(1) Represents a non-GAAP financial measure. Please refer to the discussion above regarding the use of non-GAAP financial measures and to the corresponding reconciliations of GAAP to non-GAAP financial measures provided in "Results of Operations" within this Item 2.

Trends and Recent Market Impacts

There are certain conditions and prospective trends in the marketplace that have impacted our current financial condition and results of operations and which may continue to impact us in the future. The following provides a discussion of conditions and trends that had significant developments during the first quarter of 2014 or are new conditions and trends that are important to our financial condition and results of operations.

Federal Reserve Monetary Policy

The Federal Open Market Committee ("FOMC") continues its purchase of U.S. Treasury and fixed-rate Agency MBS under its asset purchase program known as "QE3". The FOMC beginning in May 2014 will be purchasing $45 billion per month in securities down from a high of $85 billion per month in 2013. The FOMC has reduced its targeted purchases of Treasury and Agency MBS by $10 billion per month as announced at its regularly scheduled meetings. The FOMC has indicated that improvements in the underlying strength of the broader economy as evidenced by continued improvement in economic activity and labor market conditions support the reduction in the purchases of securities despite the negative impact on growth from adverse winter weather conditions in the first quarter of 2014. In its March 2014 meeting, the FOMC shifted its guidance on the future path of interest rate policy. Previously, the FOMC had set targets for inflation and unemployment that were intended to communicate to the markets the economic conditions in which the FOMC may change its policy with respect to the federal funds target rate. The Committee revised its guidance at its March 2014 meeting, removing the targeted inflation and unemployment rate. The FOMC further noted that it will continue to monitor income information on economic and financial developments and will continue its purchases of Treasury securities and Agency MBS, and employ its other policy tools as appropriate, until the outlook for the labor market has improved substantially in a context of price stability. In its latest statement, the FOMC reiterated its commitment to maintaining a highly accommodative stance of monetary policy for a considerable time after the asset purchase program ends. In determining how long to maintain the current 0% to 0.25% target range for the federal funds rate, the FOMC noted that it will assess progress--both realized and expected--toward its objectives of maximum employment and 2% inflation. It was noted that this assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. The FOMC noted that when it decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. Market participants are currently forecasting an end to asset purchases by the FOMC in 2014 and the highest probability of an increase in the targeted federal funds rate sometime in the second quarter of 2015.

Asset Credit Spreads and Competition for Assets

Asset credit spreads are defined as the difference between the yields on securities with credit risk and yields on benchmark securities, and that reflects the relative riskiness of the securities versus the benchmark. Changes in asset credit spreads result from the expansion or contraction of the perceived riskiness of an investment versus its benchmark. As noted in the table shown below, asset credit spreads widened dramatically in the second quarter of 2013, but have tightened since, in part due to Federal Reserve policy, supply considerations, and overall market liquidity. Spreads continued to tighten in the first quarter of 2014 for the same reasons and also from perceived dovish commentary from FOMC officials. The following table provides various estimated market credit spreads on categories of assets owned by the Company at the end of each of the last four quarters:

(amounts in basis points)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Hybrid ARM 5/1 (2.0% coupon) spread to Treasuries	21	30	40	45
Hybrid ARM 10/1 (2.5% coupon) spread to Treasuries	57	76	80	75
Agency CMBS spread to interest rate swaps	50	58	72	92
'A'-rated CMBS spread to interest rate swaps	190	220	255	287
Agency CMBS IO spread to Treasuries	155	165	200	200

GSE Reform

Policy makers in Washington DC continue to debate the future of Fannie Mae and Freddie Mac's participation in the U.S. mortgage market. Several bills have been introduced in the U.S. Senate and the U.S. House of Representatives regarding the reform and/or dissolution of the GSEs. Any changes to the structure of the GSEs, or the revocations of their charters, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted. While we expect GSE reform to be a multi-year process, it is possible that new types of Agency MBS could be proposed and sold by Fannie Mae and Freddie Mac in the near term that are structured differently from current Agency MBS. This may have the effect of reducing the amount of available investment opportunities for the Company. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Uncertainty and Reform

Certain rules recently adopted or proposed by regulators of financial institutions require such financial institutions to maintain minimum amounts of capital relative to their assets. Final rules were adopted on May 1, 2014 by the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency to strengthen the leverage ratio standards for the largest, most systemically significant U.S. banking organizations defined as bank holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody. Under the proposal, these entities would be required to maintain a tier 1 capital leverage buffer of at least 2 percent above the minimum supplementary leverage ratio requirement of 3 percent, for a total of 5 percent. Such amount is in excess of current required capital levels for these institutions and could force reductions in overall leverage, including repurchase agreement financing, by these institutions in order to comply with the supplemental leverage ratio requirement, which could in turn limit the amount available for us to borrow or could increase our overall cost of financing. There are various other recently adopted or proposed rules that could impact all regulated financial institutions in ways that may impact our ability to access financing.

In addition, the Federal Reserve has expressed concern over the generally unregulated nature of short-term wholesale funding markets including the repurchase agreement markets. In a speech to the Federal Reserve Bank of Atlanta Financial Markets Conference on April 15, 2014, Ms. Yellen, Chair of the Federal Reserve, noted that the Federal Reserve is actively considering additional measures that could address risks in the short-term wholesale funding markets in the event of a crisis such as was experienced in 2008 and 2009. Various other suggestions have been made including imposing capital surcharges and guarantees as well as money market mutual fund reform (money market mutual funds are a large supplier of liquidity to the repurchase markets). The outcome of any of these suggestions are uncertain but any capital surcharges (including to fund guarantees for certain types of financing transactions) or other reductions in repurchase agreement availability could have a material effect on the availability and cost of financing. In response to these regulatory efforts, we are maintaining a diverse counterparty funding base and also seeking to diversify our investment funding.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual results, however, may differ from the estimated amounts we have recorded. The discussion and analysis of our financial condition and results of operations also consider certain non-GAAP measures as described in "Executive Overview".
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2014.

FINANCIAL CONDITION

We invest primarily in Agency and non-Agency MBS, including RMBS, CMBS and CMBS IO securities. The following tables outline our asset allocation based on fair value as of March 31, 2014 and as of the end of each of the four preceding quarters:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Agency MBS	83.6%	85.5%	86.3%	85.9%	84.9%
Non-Agency MBS	15.0%	13.1%	12.3%	12.6%	13.6%
Other investments	1.4%	1.4%	1.5%	1.5%	1.5%

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
RMBS	64.5%	67.3%	68.5%	67.9%	65.0%
CMBS	18.5%	17.7%	17.2%	17.4%	19.3%
CMBS IO	17.0%	15.0%	14.3%	14.7%	15.7%

As shown above, our asset allocation is more heavily weighted toward Agency MBS which have a guaranty of principal payment by an agency of the U.S. government or a GSE such as Fannie Mae and Freddie Mac, and therefore carry less credit risk than our non-Agency MBS which have no such guaranty of payment. The majority of our Agency MBS investments are RMBS predominantly collateralized by variable-rate mortgage loans. Agency MBS also includes CMBS IO securities rated 'AAA' which are issued by securitization trusts sponsored by Fannie Mae, Freddie Mac and Ginnie Mae. The majority of our non-Agency MBS investments are fixed-rate CMBS and CMBS IO. During the first quarter of 2014, we conservatively managed our investment portfolio and leverage and retained a portion of our portfolio paydowns; we invested the remainder of our portfolio paydowns primarily in non-Agency CMBS and CMBS IO. These investments provided more attractive risk-adjusted returns during the first quarter, and we anticipate that trend continuing into the second quarter.

Agency MBS

Our investments in Agency RMBS are collateralized primarily by ARMs and hybrid ARMs. Our investments in Agency CMBS and CMBS IO are collateralized by fixed rate mortgage loans which generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties).

Activity related to our Agency MBS for the three months ended March 31, 2014 is as follows:

($ in thousands)	RMBS	CMBS	CMBS IO (1)	Total
Balance as of January 1, 2014	$2,692,150	$331,501	$460,327	$3,483,978
Purchases	10,247	16,171	25,389	51,807
Principal payments	(113,207)	(1,399)	—	(114,606)
Sales	(56,801)	—	(326)	(57,127)
Change in net unrealized gain	14,908	966	3,160	19,034
Net premium amortization	(7,995)	(1,027)	(17,305)	(26,327)
Balance as of March 31, 2014	$2,539,302	$346,212	$471,245	$3,356,759
(1) Amounts shown for CMBS IO represent premium only and exclude underlying notional values.

Our investment in Agency MBS as of March 31, 2014 has decreased slightly since December 31, 2013 as our principal payments and sales have outpaced our purchases. In recent quarters, our purchases of Agency RMBS have slowed due to a lower supply of attractive purchases at premiums acceptable to us while our purchases of Agency CMBS and CMBS IO have increased quarter over quarter due to their better absolute return and value relative to Agency RMBS in the current market environment. Unlike Agency RMBS, Agency CMBS and CMBS IO generally have prepayment protection provisions, therefore management views these MBS as having lower prepayment risk. Please refer to "Prepayment Risk" within Item 3, "Quantitative and Qualitative Disclosures About Market Risk" contained within this Quarterly Report on Form 10-Q for further discussion.

As of March 31, 2014, 75% of our Agency MBS issued securities are variable-rate MBS with the remainder fixed-rate MBS compared to 77% variable-rate Agency MBS as of December 31, 2013. As of March 31, 2014, approximately 97% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR plus a weighted average rate of approximately 1.78%. The following table presents the weighted average coupon (“WAC”) by weighted average months to reset ("MTR") for the variable-rate portion of our Agency RMBS portfolio based on par value as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
($ in thousands)	Par Value	Reset Margin	WAC	Par Value	Reset Margin	WAC
0-12 MTR	$549,224	1.77%	3.02%	$575,763	1.79%	2.97%
13-36 MTR	221,399	1.87%	3.98%	276,862	1.84%	3.89%
37-60 MTR	709,381	1.80%	3.38%	619,887	1.79%	3.57%
61-84 MTR	94,345	1.81%	3.74%	171,839	1.80%	3.01%
85-120 MTR	845,500	1.73%	2.92%	928,580	1.74%	2.99%
ARMs and Hybrid ARMs	2,419,849	1.78%	3.21%	2,572,931	1.78%	3.22%
Fixed	18,284		2.51%	$18,637		2.51%
Total	$2,438,133		3.20%	$2,591,568		3.22%

During the first quarter of 2014, we received principal payments (both scheduled and unscheduled) on our Agency RMBS of $113.2 million versus $212.0 million for the first quarter of 2013. Principal payments received on our investments have been decreasing quarter over quarter due to lower prepayments, which is due to higher mortgage rates impacting refinancing activity as noted in the shown by the weekly Mortgage Bankers Association Refinancing Index. Constant prepayment rate ("CPR") is a measure of the annualized percentage of the principal balance of a pool of loans that is expected to be paid off prematurely in a given period. The rate at which we amortize the premiums we pay for our investments is impacted by our current and anticipated CPR. Please refer to the "Prepayment and Reinvestment Risk" section of Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for more information. The following table provides the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Agency RMBS	12.7%	14.3%	23.8%	25.7%	24.8%

Non-Agency MBS

Our purchases of non-Agency MBS are primarily investment grade securities (rated 'BBB' or better by at least one nationally recognized statistical ratings organizations). We typically purchase newer issue non-Agency MBS and have not generally purchased heavily discounted seasoned MBS. None of the non-Agency MBS in our portfolio as of March 31, 2014 or as of December 31, 2013 were purchased at a substantial discount.

Activity related to our non-Agency MBS for the three months ended March 31, 2014 is as follows:

($ in thousands)	RMBS	CMBS	CMBS IO (1)	Total
Balance as of January 1, 2014	$13,765	$369,281	$151,137	$534,183
Purchases	3,500	12,895	65,076	81,471
Principal payments	(1,891)	(7,265)	—	(9,156)
Sales	—	(5,978)	—	(5,978)
Change in net unrealized gain	(135)	6,751	1,607	8,223
Net accretion (amortization)	331	311	(6,293)	(5,651)
Balance as of March 31, 2014	$15,570	$375,995	$211,527	$603,092
(1) Amounts shown for CMBS IO represent premium only and exclude underlying notional values.

Our investment in non-Agency MBS increased approximately 13% from December 31, 2013 to March 31, 2014. The majority of that increase is due to purchases of non-Agency CMBS IO which offered risk adjusted returns that were more attractive versus other investment opportunities.

The following table shows purchase price and related premium (discount) on purchases of our non-Agency MBS during the first quarter of 2014 by credit rating at the time of purchase:

	Three Months Ended
	March 31, 2014
Credit Rating At Purchase	Purchase Price	Premium (Discount)
($ in thousands)
Non-Agency CMBS IO rated AAA (1)	$65,076	$65,076
Non-Agency CMBS rated A or BBB	12,895	(375)
Non-Agency RMBS non-investment grade	3,500	—
Total purchases	$81,471	$64,701
(1) For CMBS IO, premium is equal to purchase price as these securities have no principal associated with them. Notional amount of these securities purchased during the three months ended March 31, 2014 was approximately $797.4 million.

Management does not anticipate any material credit losses on non-Agency MBS that were purchased at a discount during the three months ended March 31, 2014.

The weighted average months to maturity for all of our non-Agency CMBS and CMBS IO securities together as of March 31, 2014 was 76 months with 89% having origination dates of 2009 or later, and the remainder prior to 2000. Our non-Agency CMBS investments consist primarily of Freddie Mac Multifamily K Certificates on pools of recently originated multifamily mortgage loans. These certificates are not guaranteed by Freddie Mac, and, therefore, repayment is based solely on the performance of the underlying pool of loans.

The following table presents information for our non-Agency CMBS and CMBS IO investments by credit rating as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Non-Agency CMBS			Non-Agency CMBS IO
($ in thousands)	Fair Value	Net Unrealized Gain (Loss)	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$—	$—	$—	$210,184	$2,168	$149,089
AA	75,990	2,091	69,983	1,343	58	16
A	251,959	16,161	204,961	—	—	—
Below A/Not Rated	48,047	354	34,454	—	—	—
	$375,996	$18,606	$309,398	$211,527	$2,226	$149,105

	December 31, 2013
	Non-Agency CMBS			Non-Agency CMBS IO
($ in thousands)	Fair Value	Net Unrealized Gain	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$40,379	$2,126	$35,637	$149,692	$555	$106,787
AA	40,022	62	35,402	1,445	65	16
A	237,261	10,307	194,952	—	—	—
Below A/Not Rated	51,619	(641)	37,683	—	—	—
	$369,281	$11,854	$303,674	$151,137	$620	$106,803

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of March 31, 2014 compared to December 31, 2013:

	March 31, 2014		December 31, 2013
($ in thousands)	Market Value of Collateral	Percentage	Market Value of Collateral	Percentage
Florida	$78,271	13.1%	$82,269	13.9%
California	74,785	12.5%	81,353	13.7%
Texas	63,821	10.7%	69,044	11.6%
New York	37,833	6.3%	32,240	5.4%
Virginia	29,235	4.9%	30,784	5.2%
Remaining states (not exceeding 4.7% individually)	312,347	52.5%	297,398	50.2%
	$596,292	100.0%	$593,088	100.0%

Derivative Assets and Liabilities

Our derivative assets and liabilities consist of interest rate swap agreements and Eurodollar futures, both of which are viewed by us as economic hedges of our exposure to fluctuations in interest rates. Effective June 30, 2013 we voluntarily discontinued cash flow hedge accounting for all interest rate swaps that were previously designated as cash flow hedges under GAAP because certain accounting requirements to qualify for cash flow hedge treatment limited our ability to extend maturity dates for our repurchase agreements beyond 30 days.

As a result of discontinuing cash flow hedge accounting and as a result of the additional cost associated with the Dodd-Frank requirements pertaining to interest rate swaps, we began using Eurodollar futures to mitigate interest rate risk as part of managing variability at specific points of the LIBOR curve. Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk by shorting contracts at various points of the LIBOR curve. We also entered into forward-starting interest rate derivatives, partly due to the Federal Reserve's policy with respect to a sustained low federal funds target rate which heavily influences the interest costs on our borrowings. As of March 31, 2014, the weighted average notional amount of interest rate derivatives instruments that will be effective for future periods are shown in the following table:

($ in thousands)	Interest Rate Swaps	Eurodollar Futures	Total	Weighted-Average Rate (1)
Effective 2014	$800,245	$—	$800,245	1.58%
Effective 2015	850,000	—	850,000	1.61%
Effective 2016	850,000	394,393	1,244,393	1.88%
Effective 2017	738,887	1,013,056	1,751,943	2.47%
Effective 2018	665,000	507,222	1,172,222	2.69%
Effective 2019	338,223	224,890	563,113	2.99%
Effective 2020	266,277	158,860	425,137	3.10%
Effective 2021	191,319	—	191,319	2.13%
Effective 2022	180,000	—	180,000	2.13%
Effective 2023	159,478	—	159,478	2.15%
Effective 2024	38,874	—	38,874	2.18%
(1) Weighted average rate is based on the weighted average notional outstanding.

Please refer to Note 5 of the Notes to the Unaudited Consolidated Financial Statements contained with this Quarterly Report on Form 10-Q as well as "Loss on Derivative Instruments, Net" within "Results of Operations" contained within this Item 2 for additional information related to our derivative assets and liabilities.

Repurchase Agreements

Repurchase agreements decreased $95.2 million from December 31, 2013 to March 31, 2014. During the first quarter of 2014, we continued to lower our leverage to conservatively position our portfolio in the current market environment, an effort that began in part due to increased market volatility experienced beginning in the second quarter of 2013. The combined weighted average original term to maturity for our repurchase agreements decreased to 93 days as of March 31, 2014 from 114 days as of December 31, 2013. We chose to shorten maturities during the first quarter in order to reduce our borrowing costs given the improved liquidity in the repurchase agreement funding market during the first quarter of 2014. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as "Interest Expense, Annualized Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Shareholders' Equity

Shareholders' equity increased $13.1 million since December 31, 2013 primarily as a result of an increase of $29.6 million in AOCI. The majority of that increase resulted from increases in the fair value of our MBS investments, which are detailed in the table below. Additionally, stock issuances, net of capitalized stock issuance costs and other items, increased shareholders' equity by $0.2 million. These increases were offset by a net loss to the common shareholders of $3.0 million and common dividends declared of $13.7 million.

The following table provides detail on the increase in AOCI from changes in fair value of our MBS investments during the three months ended March 31, 2014:

Three Months Ended
($ in thousands)	March 31, 2014
Agency:
RMBS	$14,908
CMBS	982
CMBS IO	3,160
Non-Agency:
RMBS	(135)
CMBS	6,751
CMBS IO	1,606
Total change in fair value of MBS investments, net of net losses on sales of investments realized in net income	27,272
Reclassification adjustment for amortization of de-designated cash flow hedges	2,288
Increase in AOCI	$29,560

Supplemental Information

The tables below present the allocation of our shareholders' equity to our assets and liabilities. The allocation of shareholders' equity is determined by subtracting the associated financing for each asset from that asset's carrying basis:

	As of March 31, 2014
($ in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,356,759	$2,998,479	$358,280	59.8%
Non-Agency MBS	603,093	486,459	116,634	19.5%
Mortgage loans held for investment, net	53,804	29,086	24,718	4.1%
Derivative assets (liabilities)	12,064	11,137	927	0.2%
Cash and cash equivalents	61,168	—	61,168	10.2%
Restricted cash	18,242	—	18,242	3.0%
Other assets/other liabilities	39,152	20,106	19,046	3.2%
	$4,144,282	$3,545,267	$599,015	100.0%

	As of December 31, 2013
($ in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,483,978	$3,149,470	$334,508	57.1%
Non-Agency MBS	534,183	420,991	113,192	19.3%
Mortgage loans held for investment, net	55,423	33,565	21,858	3.7%
Derivative assets (liabilities)	18,488	6,681	11,807	2.0%
Restricted cash	69,330	—	69,330	11.8%
Cash and cash equivalents	13,385	—	13,385	2.4%
Other assets/other liabilities	42,350	20,554	21,796	3.7%
	$4,217,137	$3,631,261	$585,876	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades, if any, as of the date indicated, and non-recourse collateralized financing. Associated financing for derivative instruments represents the fair value of the derivative instruments in a liability position.

The tables below present the allocation of our invested capital by type of investment:

	As of March 31, 2014
($ in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,588,739	$2,386,707	$202,032	40.4%
CMBS and loans	742,145	579,938	162,207	32.5%
CMBS IO	682,772	547,379	135,393	27.1%
	$4,013,656	$3,514,024	$499,632	100.0%

	As of December 31, 2013
($ in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,741,124	$2,558,395	$182,729	38.9%
CMBS and loans	720,996	569,123	151,873	32.4%
CMBS IO	611,464	476,508	134,956	28.7%
	$4,073,584	$3,604,026	$469,558	100.0%

RESULTS OF OPERATIONS

The discussions within this section of Item 2 and other portions of this Quarterly Report on Form 10-Q include non-GAAP financial measures which exclude certain GAAP items. Please read the section "Non-GAAP Financial Measures" contained in Executive Overview of this Item 2 for additional important information.

Net income and core net operating income

The following table presents a reconciliation of our GAAP net (loss) income to our core net operating income for the periods presented:

	Three Months Ended
	March 31,
($ in thousands, except per share amounts)	2014	2013
GAAP net (loss) income to common shareholders	$(3,028)	$18,381
Amortization of de-designated cash flow hedges (1)	2,288	—
Change in fair value on derivative instruments, net (2)	11,211	(157)
Loss (gain) on sale of investments, net	3,307	(1,391)
Fair value adjustments, net	(32)	140
Core net operating income to common shareholders	$13,746	$16,973

Core net operating income to common shareholders per share	$0.25	$0.31
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

Our GAAP net loss to common shareholders for the three months ended March 31, 2014 included a decrease of $2.5 million in net interest income compared to the first quarter of 2013, which resulted primarily from lower effective yields for the three months ended March 31, 2014 compared to the same period in 2013. In addition, our GAAP net loss to common shareholders for the first quarter of 2014 included a net loss on sale of investments of $3.3 million compared to a net gain of $1.4 million for the same period in 2013. In general, market prices for MBS were lower in the first quarter of 2014 versus 2013, and we sold Agency RMBS during the first quarter of 2014 as a part of portfolio repositioning. Loss on derivative instruments, net for the three months ended March 31, 2014 was $13.4 million higher than the same period in 2013 as the Company discontinued hedge accounting in the second quarter of 2013. Subsequently, all changes in fair value of these instruments are recorded within "net (loss) income" on the Company's consolidated statements of comprehensive income.

Core net operating income to common shareholders (a non-GAAP measure) decreased $3.3 million for the first quarter of 2014 compared to the first quarter of 2013 primarily because of lower adjusted net interest income of $2.3 million. Lower adjusted net interest income resulted primarily from lower effective yields as mentioned above. Additionally, our general and administrative expenses were $0.3 million higher for first quarter of 2014 compared to the first quarter of 2013 primarily because of the addition of new employees since March 31, 2013. The discussions that follow provide details for each of these line items as well as others on the consolidated statements of comprehensive income.

Interest Income and Asset Yields

The following tables present interest income and weighted average yields by type of MBS investment for the periods indicated:

	Three Months Ended
	March 31,
	2014			2013
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$11,895	$2,636,227	1.84%	$13,417	$2,564,732	2.04%
Agency CMBS	2,870	318,023	3.52%	3,033	331,780	3.60%
Agency CMBS IO	4,828	452,099	4.25%	7,718	560,329	4.59%
Total Agency	19,593	3,406,349	2.32%	24,168	3,456,841	2.60%

Non-Agency RMBS	508	15,588	6.64%	$140	$10,024	5.61%
Non-Agency CMBS	5,043	361,391	5.56%	6,466	455,334	5.55%
Non-Agency CMBS IO	1,758	162,957	4.12%	1,265	106,954	4.68%
Total Non-Agency	7,309	539,936	5.16%	7,871	572,312	5.39%

Total MBS portfolio	$26,902	$3,946,285	2.71%	$32,039	$4,029,153	3.00%
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

The following table presents the estimated impact of changes in average yields and average balances on the decrease in interest income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

		Due to Change in
($ in thousands)	Increase (Decrease)	Average Balance	Average Yield
Agency MBS	$(4,575)	$(326)	$(4,249)
Non-Agency MBS	(562)	(434)	(128)
Total	$(5,137)	$(760)	$(4,377)
(1) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

The following table presents the components of our interest income by MBS investment type for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2014	2013
Agency MBS:
Gross interest	$45,921	$52,016
Net premium amortization	(26,328)	(27,848)
Total interest income	$19,593	$24,168
Average balance of unamortized premium, net	$618,144	$723,881

Non-Agency MBS:
Gross interest	$13,277	$11,607
Net premium amortization	(5,968)	(3,736)
Total interest income	$7,309	$7,871
Average balance of unamortized premium, net	$144,470	$89,063

Our interest income from MBS decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a decrease in the effective yields on these assets. Our effective yield on Agency MBS decreased primarily because the weighted average coupon rate (a measure of gross interest income) on our Agency RMBS portfolio was 0.36% lower for the three months ended March 31, 2014 compared to the same period in 2013 due to purchases of Agency RMBS with lower coupons and ARM interest rate resets in a lower rate environment. Our effective yield on non-Agency MBS decreased primarily because we carried a lower average balance of higher yielding non-Agency CMBS versus non-Agency CMBS IO during the three months ended March 31, 2014 compared to the same period in 2013.

Net premium amortization for our Agency MBS decreased approximately $1.5 million for the three months ended March 31, 2014 compared to the same period in 2013. Net premium amortization for our non-Agency MBS increased approximately $2.3 million for the three months ended March 31, 2014 compared to the same period in 2013 due to a higher average balance of premiums. Our purchases of non-Agency MBS since March 31, 2013 have been predominantly CMBS IO for which we pay higher premiums.

Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs

The following table summarizes the components of interest expense as well as average balances and annualized cost of funds for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2014	2013
Repurchase agreements	$5,323	$6,115
Interest rate swap expense from cash flow hedging	—	4,103
Amortization of de-designated cash flow hedges (1)	2,288	—
Non-recourse collateralized financing and other expenses	22	238
Total interest expense	$7,633	$10,456

Average balance of repurchase agreements	$3,497,167	$3,612,319
Average balance of non-recourse collateralized financing	12,722	29,335
Average balance of borrowings	$3,509,889	$3,641,654
Annualized cost of funds (2)	0.87%	1.15%

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

The majority of the decrease in our interest expense from repurchase agreement borrowings is due to a significant decrease in the weighted average borrowing rate which was 0.61% for the three months ended March 31, 2014 compared to 0.68% for the same period in 2013. Our repurchase agreement borrowing rates are typically based on shorter-term interest rate indexes, such as one-month LIBOR, which were lower during the first quarter of 2014 compared to the first quarter of 2013.

Total interest expense shown on our consolidated statements of comprehensive income for the three months ended March 31, 2013 includes net periodic interest costs of our derivative instruments while they were designated as cash flow hedges. Effective June 30, 2013, management discontinued the use of cash flow hedge accounting. Subsequent to June 30, 2013, all net periodic interest costs of our derivative instruments are now recorded within "loss on derivative instruments, net" on our consolidated statements of comprehensive income instead of within "interest expense". The following table presents our total net periodic interest costs related to our derivative instruments segregated by their location on our consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2014	2013
Included in "interest expense" (from cash flow hedging)	$—	$4,103
Included in "loss on derivative instruments, net"	2,211	174
Total net periodic interest costs of derivative instruments:	$2,211	$4,277

We incurred lower net periodic interest costs from our derivative instruments for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, because we had a lower notional balance of interest rate swaps outstanding during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

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

	Three Months
	March 31,
	2014		2013
($ in thousands)	Amount	Rate (4)	Amount	Rate (4)
GAAP interest expense/annualized cost of funds	$7,633	0.87%	$10,456	1.15%
Amortization of de-designated cash flow hedges (1)	(2,288)	(0.26)%	—	—%
Net periodic interest costs from derivative instruments (2)	2,211	0.25%	174	0.02%
Effective borrowing costs/rate	$7,556	0.86%	$10,630	1.17%

Average balance of borrowings (3)	$3,509,889		$3,641,654

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

In summary, our GAAP interest expense/annualized cost of funds and our effective borrowing costs/rate decreased for the three months ended March 31, 2014 compared to the same period in 2013, because we had lower borrowing rates on our repurchase agreement financings and lower net periodic interest costs from our derivative instruments.

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

	Three Months Ended
	March 31,
	2014		2013
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$27,640	2.74%	$32,982	3.04%
GAAP interest expense	7,633	0.87%	10,456	1.15%
Net interest income/spread	20,007	1.87%	22,526	1.89%
Amortization of de-designated cash flow hedges (1)	2,288	0.26%	—	—%
Net periodic interest costs of derivative instruments (2)	(2,211)	(0.25)%	(174)	(0.02)%
Adjusted net interest income/spread	$20,084	1.88%	$22,352	1.87%

Average interest earning assets (3)	$4,002,555		$4,098,681
Average balance of borrowings (4)	$3,509,889		$3,641,654
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

Our net interest income and adjusted net interest income decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to smaller average interest earning asset balances and the lower effective yields earned on our investments, as discussed above under "Interest Income and Asset Yields". The impact of lower effective yields was partially offset by lower overall annualized cost of funds as discussed above under "Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs".

Loss on Derivative Instruments, Net

Our "loss on derivative instruments, net" on our consolidated statement of comprehensive income for the three months ended March 31, 2014 includes all net periodic interests costs and changes in fair value incurred during the first quarter of 2014 related to our derivative instruments, which consist of interest rate swaps and Eurodollar futures. As discussed earlier, we discontinued cash flow hedge accounting for all of our interest rate swaps effective June 30, 2013. During the three months ended March 31, 2013, "loss on derivative instruments, net" included net periodic interest costs and changes in fair value for three interest rate swap agreements with a notional balance of $27.0 million and a weighted average pay-fixed rate of 2.88% which we had never designated as cash flow hedges. The net periodic interest costs related to our interest rate swaps designated as cash flow hedges during the three months ended March 31, 2013 were included in "interest expense". The following table provides information on the components of our loss on derivative instruments, net for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2014	2013
Net periodic interest costs of derivative instruments (1)	$(2,211)	$(174)
Change in fair value of derivative instruments, net	(11,211)	157
Loss on derivative instruments, net	$(13,422)	$(17)
(1) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "loss on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.

Loss on derivative instruments, net for the first quarter of 2014 resulted from the overall decline in interest rates during the quarter primarily in the longer end of the Treasury and interest rate swap curves where the preponderance of our derivative instruments are economically hedging our interest rate risk.

(Loss) Gain on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as a result of portfolio repositioning. The following table provides information related to our (loss) gain on sale of investments, net for the periods indicated:

	Three Months Ended
	March 31,
	2014		2013
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Type of Investment
Agency RMBS	$56,801	$(3,526)	$—	$—
Agency CMBS	—	—	1,960	(8)
Agency CMBS IO	326	19	18,233	353
Non-Agency CMBS	5,978	200	9,573	1,046
	$63,105	$(3,307)	$29,766	$1,391

General and Administrative Expenses

General and administrative expenses were $4.1 million for the three months ended March 31, 2014 versus $3.8 million during the three months ended March 31, 2013. The increase is primarily due to higher compensation and benefits expenses related to the addition of our co-Chief Executive Officer at the beginning of the quarter as well as an increase in stock based compensation expense for the amortization of the restricted stock awarded to certain of our executive officers as part of their 2013 performance bonus.

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

Our available liquid assets as of March 31, 2014 were $200.7 million compared to $208.7 million as of December 31, 2013. As of March 31, 2014, our liquid assets consist of unrestricted cash and cash equivalents of $61.2 million, $131.6 million in unencumbered Agency MBS, and $8.0 million of unrestricted cash collateral received on derivative positions. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (which is discussed below). We monitor our current and forecasted available liquidity on a daily basis. Our liquid assets may fluctuate from period to period based on our investment activities and whether we have recently raised, but not yet deployed, equity capital. However, we will maintain sufficient liquidity based on the sensitivity analysis and debt-to-equity requirements discussed below, to support our operations and meet our anticipated liquidity needs.

We perform sensitivity analysis on our liquidity based on changes in the value of our investments due to changes in interest rates, credit spreads, lender haircuts and prepayment speeds. We also closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity and the ratio of our available liquidity to outstanding repurchase agreement borrowings.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of three (3) to ten (10) times our invested equity capital depending on the investment type. Our maximum target leverage is up to ten (10) times our invested capital for Agency RMBS, eight (8) times for Agency CMBS and five (5) times for Agency CMBS IO. With respect to non-Agency MBS, our maximum target leverage is up to five (5) times our invested capital in non-Agency CMBS and RMBS, and up to four (4) times our invested capital in non-Agency CMBS IO. The maximum targets represent fixed limits for leveraging our investment capital. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to seven (7) times our shareholders' equity. On an enterprise-wide basis, our total liabilities decreased to 5.9 times shareholders' equity as of March 31, 2014 from 6.2 times shareholders' equity as of December 31, 2013. Because market volatility in asset prices since the second quarter of 2013 has increased risk to the Company, we have been reducing our leverage by selling approximately $233.3 million of our assets since June 30, 2013 and limiting the re-investment of principal payments we receive on our investments.

In 2013 and in the first quarter of 2014, we had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets in general are stable, and there is ample availability. However, these markets and the liquidity of our investments remain susceptible to exogenous shocks as was experienced in the financial crisis in 2008 and 2009. In addition, in recent quarters U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury and the Federal Reserve) have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the federal financial and banking regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability. While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

Our repurchase agreement borrowings generally have a term of between one and six months and carry a rate of interest based on a spread to an index such as LIBOR. As of March 31, 2014, the weighted average original term to maturity was 93 days. Repurchase agreements are generally renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of March 31, 2014, we had 31 repurchase agreement counterparties and $3.5 billion in repurchase agreement borrowings outstanding with 21 of those counterparties at a weighted average borrowing rate of 0.59%. As of December 31, 2013, we had $3.6 billion outstanding with 22 counterparties at a weighted average borrowing rate of 0.61%.

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

The following table presents certain quantitative information regarding our repurchase agreement borrowings for the periods indicated:

(amounts in thousands)	Balance Outstanding As of Period End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2014	$3,485,544	$3,497,167	$3,580,997
December 31, 2013	3,580,754	3,603,477	3,675,290
September 30, 2013	3,674,850	3,836,249	4,071,773
June 30, 2013	4,071,392	4,042,340	4,255,294
March 31, 2013	3,708,255	3,612,319	3,752,000

Generally, our repurchase agreement balances outstanding as of each period end have been closely correlated to our average balances outstanding for each quarter. Since the end of the second quarter of 2013, we have been reducing our repurchase agreement borrowings through sales of assets and have not been fully reinvesting principal payments received on our MBS.

The following table discloses our repurchase agreement amounts outstanding (excluding deferred costs related to our committed two-year repurchase facility) and the value of the related collateral pledged by geographic region of our counterparties as of March 31, 2014:

(amounts in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,115,669	$2,350,820
Asia	854,608	899,558
Europe	515,406	563,977
	$3,485,683	$3,814,355

The following table presents the weighted average haircut for Agency and non-Agency MBS as of the dates indicated:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Agency MBS	6.9%	6.8%	6.7%	6.6%	7.3%
Non-Agency MBS	19.8%	20.1%	20.0%	19.7%	19.1%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of March 31, 2014 and as of December 31, 2013:

	March 31, 2014
(amounts in thousands)	Amount Outstanding	Equity at risk
Well Fargo Bank, N.A. and affiliates (1)	$348,399	$97,517
JP Morgan Securities, LLC	274,519	43,858
South Street Financial Corporation	603,608	28,342
Credit Suisse Securities LLC	198,749	25,534
Bank of America Securities LLC	208,359	22,556
Remaining counterparties	1,852,049	110,865
	$3,485,683	$328,672

	December 31, 2013
(amounts in thousands)	Amount Outstanding	Equity at risk
Well Fargo Bank, N.A. and affiliates (1)	$371,753	$91,769
JP Morgan Securities, LLC	240,024	39,397
South Street Financial Corporation	601,354	29,331
Credit Suisse Securities LLC	210,861	25,093
Bank of America Securities LLC	226,768	23,886
Remaining counterparties	1,930,237	102,797
	$3,580,997	$312,273
(1) Amount excludes deferred costs related to our committed two-year repurchase facility with Wells Fargo Bank National which had a remaining balance of $0.1 million and $0.2 million as of March 31, 2014 and December 31, 2013, respectively.

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

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. As noted above, we have one repurchase agreement lender which requires that we maintain our enterprise level leverage as of quarter end at less than 7 times our shareholders' equity. Our overall debt was 5.9 times our shareholders' equity as of March 31, 2014.

Derivatives

Our interest rate derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us or return our collateral (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of March 31, 2014, we had Agency MBS with a fair value of $2.6 million posted as credit support under these agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of March 31, 2014:

(amounts in thousands)	Payments due by period
Contractual Obligations: (1) (2)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Securitization financing (3)	$12,607	$3,571	$4,403	$4,633	$—
Operating lease obligations	1,085	119	200	206	560
Total	$13,692	$3,690	$4,603	$4,839	$560
(1) Amounts shown exclude interest obligations as those amounts are not significant.
(2) Amounts outstanding under our repurchase agreements are excluded from the table because these amounts represent short-term financing. All amounts outstanding under our repurchase agreements as of March 31, 2014 are due within 180 days.
(3) Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral. Payments due by period were estimated based on the principal repayments forecasted for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

Off-Balance Sheet Arrangements

As of March 31, 2014, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks. These risks can and do cause fluctuations in our book value per common share and our net income and comprehensive income. We attempt to manage these risks and earn an acceptable return for our shareholders as discussed below.

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk primarily from the mismatch between interest-rate reset dates (or maturity) of our assets and the maturity of our liabilities. Borrowing costs on our liabilities are generally based on prevailing market rates and reset more frequently than interest rates on our assets. During a period of rising interest rates (particularly short term rates), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedge instruments at the time, as well as the magnitude and the duration of the increase in interest rates. In addition, our adjustable rate assets may have limits or caps on the amount that an interest rate may reset while our liabilities do not have rate reset caps. Changes in interest rates, particularly rapid changes, may also negatively impact the market value of our investments which reduces our book value. See "Market Value Risk" below for further discussion of the risks to the market value of our investments.

We attempt to manage our exposure to changes in interest rates by investing in instruments that have shorter maturities or interest reset dates, entering into hedging transactions (such as interest rate swaps and Eurodollar futures) and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors. Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years. Our portfolio duration may drift outside of our target range at various times due to changes in market conditions, changes in actual or expected prepayment rates on our investments, changes in interest rates, changes in credit spreads, and activity in our investment portfolio. In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

Effect of Changes in Interest Rates on Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the projected market value of our investments and derivative instruments carried at fair value as they existed as of March 31, 2014 based on an instantaneous parallel shift in market interest rates as set forth in the table and assumes the following:

•
The "percentage change in adjusted net interest income" included in the table below includes the anticipated impact of changes in expected prepayment speeds on our investments and also assumes that net proceeds received from pay downs on the portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of March 31, 2014 and at yields consistent with those as of March 31, 2014 adjusted for the parallel shift in the rates below.

•
The "percentage change in market value" included in the table below is based on the immediate change in market value of the investment portfolio based on the instantaneous shift in market interest rates. The projections for market value do not assume any change in credit spreads.

We are presenting only a -50 basis point parallel shift in interest rates given the low level of absolute rates at March 31, 2014. Changes in types of investments, changes in future interest rates, changes in credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. In addition, declines in market value of our investments and derivative instruments may occur from changes in market expectations on future interest rates and/or Federal Reserve monetary policy which are not modeled in the table below. Other factors will also impact the amounts set forth below, such as whether we raise additional capital or change our investment allocations or strategies. Accordingly, amounts shown below could differ materially from actual results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in adjusted net interest income (1)	Percentage change in market value (2)
+100	(12.5)%	(1.5)%
+50	(1.6)%	(0.7)%
0	—%	—%
-50	8.0%	0.5%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

Management also considers changes in the shape of the interest rate curves in assessing how much interest rate risk exists in the investment portfolio. The table below shows the percentage change in projected market value of our investment portfolio net of hedges for changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of March 31, 2014.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in projected market value
0	+25	(0.1)%
+10	+50	(0.3)%
+10	+75	(0.5)%
+25	+75	(0.6)%
+25	0	(0.2)%
+50	0	(0.4)%
-10	-50	0.2%

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of March 31, 2014:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.0% to 10.0%	87.1%	1.0%	0.1%
>10.0% to 11.0%	9.7%	2.0%	16.3%
>11.0% to 12.1%	3.2%	5.0%	83.6%
	100.0%		100.0%

Market Value Risk

Market value risk generally represents the risk of loss in value of our investment securities and derivatives due to fluctuations in interest rates, prepayment rates and changes in the perceived risk in owning such financial instrument. Securities in our investment portfolio and derivative instruments are reflected at their estimated fair value on our consolidated balance sheet. Changes in the fair value of our derivative instruments are recorded within "net income" on our consolidated statement of comprehensive income while changes in the fair value of our investments are recorded within "other comprehensive income" on our consolidated statement of comprehensive income. As demonstrated in the tables above, in a rising interest rate environment, the fair value of our securities tends to decrease; conversely, in a decreasing interest rate environment, the fair value of our securities tends to increase. The fair value of our securities will also fluctuate due to changes in credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, actual or expected credit performance, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we do not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation. See the analysis in the “Interest Rate Risk” section above, which presents the estimated change in our portfolio value given changes in market interest rates. Regardless of whether an investment is carried in our financial statements as available for sale or as trading, we will monitor the change in its market value. In particular, we will monitor changes in the value of investments collateralizing our repurchase agreements for liquidity management and other purposes, including maintaining appropriate collateral margins.

Fluctuations in market credit spreads will vary based on the type of investments. In general, market credit spreads will have less volatility for Agency MBS than non-Agency MBS. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of March 31, 2014:

Basis Point Change in Market Credit Spreads	Percentage change in projected market value
+50	(2.1)%
+25	(1.1)%
0	—%
-25	1.1%
-50	2.2%

Prepayment and Reinvestment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments which we acquire. Purchase premiums on our investments are amortized as a reduction in interest income using the effective yield method under GAAP, adjusted for the actual and anticipated prepayment activity of the investment. An increase in the actual or expected rate of prepayment will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government policy and other factors beyond our control.

Prepayment risk results from both our RMBS and CMBS investments. The majority of the loans underlying our RMBS are ARMs or Hybrid ARMs. Prepayments on these loans accelerate in a declining interest rate environment, as the loans age, and as the loans near their respective interest rate reset dates, particularly the initial reset date. Our prepayment models anticipate acceleration of prepayments in these events. To the extent the actual prepayments exceed our modeled prepayments, or if we change our future prepayment expectations, we will record adjustments to our premium amortization which may negatively impact our net interest income and could impact the fair value of our RMBS.

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$37,353	3.02%	$42,082	2.97%	$35,943	2.91%	$35,673	3.29%
13-24 MTR	9,210	3.64%	11,234	3.73%	19,583	3.80%	23,270	3.81%
25-60 MTR	46,756	3.50%	46,419	3.66%	6,894	3.66%	7,109	3.76%
> 60 MTR	46,591	3.00%	54,496	2.99%	99,961	3.00%	104,185	3.05%
Fixed rate	(11)	2.51%	(11)	2.51%	(11)	2.51%	(12)	2.51%
Total premium, net	$139,899	3.20%	$154,220	3.22%	$162,370	3.26%	$170,225	3.34%
Par/notional balance	$2,438,133		$2,591,568		$2,723,084		$2,966,661
Premium, net as a % of par value	5.7%		6.0%		6.0%		5.7%

Loans underlying our RMBS do not have any specific prepayment protection whereas loans underlying our CMBS and CMBS IO securities generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay; however, the amount of the prepayment penalty required to be paid may decline over time, and as loans age, interest rates decline, or market values of collateral supporting the loans increase, prepayment penalties may lessen as an economic disincentive to the borrower over time. Generally, our experience has been that prepayment lock-out and yield maintenance provisions result in stable prepayment performance from period to period. There are no prepayment protections, however, if the loan defaults and the loan is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Historically, our default experience on loans in CMBS and CMBS IO has been relatively low.

Without these prepayment protection provisions, prepayment risk on CMBS IO would be particularly acute as these investments have no principal balance (interest payments are based on the notional amount of the underlying commercial loans) and therefore are all premium. Prepayment protection and compensation provisions generally, but not always, differ by the type of GSE issuing the MBS. The majority of our Agency CMBS IO are issued by Freddie Mac which generally have initial prepayment lock-outs followed by a defeasance period which generally extends to within six months of the stated maturities of the underlying loans. The following table details our Agency CMBS IO portfolio by GSE as of the end of the past four quarters:

(amounts in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Fannie Mae	$68,587	$70,288	$73,214	$78,630
Freddie Mac	325,447	312,089	309,147	311,496
Ginnie Mae	77,211	77,950	93,247	160,063
	$471,245	$460,327	$475,608	$550,189

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

Almost all of our non-Agency securities are CMBS and CMBS IO. Of the $376.0 million in non-Agency CMBS as of March 31, 2014, approximately $264.0 million is invested in mezzanine tranches on multifamily securities issued by Freddie Mac. The credit characteristics of these securities are considered favorable by management because the performance of the underlying loans has been very good in large part due to the strict underwriting requirements of this program. For our Non-Agency CMBS IOs, which consist entirely of premium, we seek to invest in securities where we are comfortable with the credit profile of the loans underlying the security.

The following table presents information on our non-Agency MBS by credit rating as of March 31, 2014:

	March 31, 2014
(amounts in thousands)	CMBS	CMBS IOs	RMBS	Weighted average
AAA	$—	$210,184	$—	34.9%
AA	75,990	1,343	—	12.8%
A (1)	251,959	—	—	41.8%
Below A or not rated (1)	48,047	—	15,570	10.5%
	$375,996	$211,527	$15,570	100.0%
(1) Certain of our non-Agency MBS were purchased at modest discounts to their par value. The discounts resulted from the MBS having coupon interest rates that were less than the prevailing market rates for similar securities when they were purchased, and not from anticipated credit losses on the collateral. We believe the underlying collateral value currently, and at the time of purchase, is adequate to prevent any credit losses on the respective MBS.

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

For further information, including how we attempt to mitigate liquidity risk and our liquidity position, please refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to various legal proceedings.  Although the ultimate outcome of those legal proceedings cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of those proceedings will not have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, the resolution of any of the proceedings could have a material impact on consolidated results of operations or cash flows in a given future reporting period as the proceedings are resolved. There have been no material changes during the three months ended March 31, 2014 for the legal proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has been authorized by its Board of Directors to repurchase up to $50 million of its outstanding shares of common stock through December 31, 2014. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time.

The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
January 1, 2014 - January 31, 2014	—	$—	—	$42,145
February 1, 2014 - February 28, 2014	23,864	8.14	—	42,145
March 1 - March 31, 2014	35,286	8.81	—	42,145
Total	59,150	$8.54	—	$42,145
(1) These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the $50 million repurchase plan authorized by the Company's Board of Directors..

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

3.2	Amended and Restated Bylaws, amended as of December 12, 2013 (incorporated herein by reference to Exhibit 3.2 to Dynex's Annual Report on Form 10-K filed March 4, 2014).
10.17	Base salaries for executive officers of Dynex Capital, Inc. (Corrected) (filed herewith)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statements of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 12, 2014	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	May 12, 2014	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)