Form 10-Q
period 2014-06-30
DYNEX CAPITAL INC
filed 2014-08-11
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Yes           ☐           No           ☒

On August 5, 2014, the registrant had 54,731,849 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.	FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $3,768,466 and $3,873,584, respectively)	$3,949,965	$4,018,161
Mortgage loans held for investment, net	52,564	55,423
Cash and cash equivalents	36,837	69,330
Restricted cash	30,747	13,385
Derivative assets	5,237	18,488
Principal receivable on investments	10,769	12,999
Accrued interest receivable	22,477	21,703
Other assets, net	7,322	7,648
Total assets	$4,115,918	$4,217,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,447,050	$3,580,754
Payable for unsettled mortgage-backed securities	—	10,358
Non-recourse collateralized financing	12,073	12,914
Derivative liabilities	23,974	6,681
Accrued interest payable	1,770	2,548
Accrued dividends payable	15,620	16,601
Other liabilities	2,517	1,405
Total liabilities	3,503,004	3,631,261

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 54,729,087 and 54,310,484 shares issued and outstanding, respectively	547	543
Additional paid-in capital	762,502	761,550
Accumulated other comprehensive income (loss)	30,944	(33,816)
Accumulated deficit	(290,737)	(252,059)
Total shareholders' equity	612,914	585,876
Total liabilities and shareholders’ equity	$4,115,918	$4,217,137
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Mortgage-backed securities	$26,995	$32,968	$53,897	$65,007
Mortgage loans held for investment	723	922	1,462	1,865
	27,718	33,890	55,359	66,872
Interest expense:
Repurchase agreements	6,548	11,165	14,159	21,383
Non-recourse collateralized financing	24	281	46	519
	6,572	11,446	14,205	21,902

Net interest income	21,146	22,444	41,154	44,970
Provision for loan losses	—	—	—	(261)
(Loss) gain on derivative instruments, net	(23,074)	11,353	(36,496)	11,336
(Loss) gain on sale of investments, net	(477)	2,031	(3,784)	3,422
Fair value adjustments, net	88	(600)	119	(740)
Other income, net	137	101	212	13
General and administrative expenses:
Compensation and benefits	(2,329)	(2,308)	(4,881)	(4,666)
Other general and administrative	(1,490)	(1,487)	(3,057)	(2,938)
Net (loss) income	(5,999)	31,534	(6,733)	51,136
Preferred stock dividends	(2,294)	(2,092)	(4,588)	(3,313)
Net (loss) income to common shareholders	$(8,293)	$29,442	$(11,321)	$47,823

Other comprehensive income:
Change in fair value of available-for-sale investments	33,114	(115,263)	57,080	(109,366)
Reclassification adjustment for loss (gain) on sale of investments, net	477	(2,031)	3,784	(3,422)
Change in fair value of cash flow hedges	—	15,944	—	16,381
Reclassification adjustment for cash flow hedges (including de-designated hedges)	1,608	4,693	3,896	8,796
Total other comprehensive income (loss)	35,199	(96,657)	64,760	(87,611)
Comprehensive income (loss) to common shareholders	$26,906	$(67,215)	$53,439	$(39,788)

Weighted average common shares - basic and diluted	54,711	54,974	54,669	54,639
Net (loss) income per common share - basic and diluted	$(0.15)	$0.54	$(0.21)	$0.88
Dividends declared per common share	$0.25	$0.29	$0.50	$0.58
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance as of December 31, 2013	$109,658	$543	$761,550	$(33,816)	$(252,059)	$585,876
Stock issuance	—	1	165	—	—	166
Granting and vesting of restricted stock	—	4	1,350	—	—	1,354
Amortization of stock issuance costs	—	—	(59)	—	—	(59)
Adjustments for tax withholding on share-based compensation	—	(1)	(504)	—	—	(505)
Net loss	—	—	—	—	(6,733)	(6,733)
Dividends on preferred stock	—	—	—	—	(4,588)	(4,588)
Dividends on common stock	—	—	—	—	(27,357)	(27,357)
Other comprehensive income	—	—	—	64,760	—	64,760
Balance as of June 30, 2014	$109,658	$547	$762,502	$30,944	$(290,737)	$612,914

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance as of December 31, 2012	$55,407	$543	$759,214	$52,511	$(250,965)	$616,710
Stock issuance	54,251	7	7,466	—	—	61,724
Granting and vesting of restricted stock	—	3	1,096	—	—	1,099
Amortization of stock issuance costs	—	—	(59)	—	—	(59)
Adjustments for tax withholding on share-based compensation	—	(1)	(545)	—	—	(546)
Net income	—	—	—	—	51,136	51,136
Dividends on preferred stock	—	—	—	—	(3,313)	(3,313)
Dividends on common stock	—	—	—	—	(31,903)	(31,903)
Other comprehensive (loss)	—	—	—	(87,611)	—	(87,611)
Balance as of June 30, 2013	$109,658	$552	$767,172	$(35,100)	$(235,045)	$607,237
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net (loss) income	$(6,733)	$51,136
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Increase in accrued interest receivable	(774)	(1,231)
Decrease in accrued interest payable	(778)	(1,234)
Provision for loan losses	—	261
Loss (gain) on derivative instruments, net	36,496	(11,336)
Loss (gain) on sale of investments, net	3,784	(3,422)
Fair value adjustments, net	(119)	740
Amortization and depreciation	71,705	66,751
Stock-based compensation expense	1,355	1,106
Other operating activities	598	(782)
Net cash and cash equivalents provided by operating activities	105,534	101,989
Investing activities:
Purchase of investments	(298,699)	(1,310,794)
Principal payments received on investments	253,263	481,072
Proceeds from sales of investments	95,932	164,916
Principal payments received on mortgage loans held for investment, net	2,889	8,495
Net payments on derivatives not designated as hedges	(5,951)	(436)
Other investing activities	(5)	142
Net cash and cash equivalents provided by (used in) investing activities	47,429	(656,605)
Financing activities:
(Repayments of) borrowings under repurchase agreements, net	(133,912)	507,056
Principal payments on non-recourse collateralized financing	(858)	(5,940)
Increase in restricted cash	(17,362)	—
Proceeds from issuance of preferred stock	—	54,251
Proceeds from issuance of common stock, net of issuance costs	107	7,412
Payments related to tax withholding for share-based compensation	(505)	(545)
Dividends paid	(32,926)	(34,084)
Net cash and cash equivalents (used in) provided by financing activities	(185,456)	528,150

Net decrease in cash and cash equivalents	(32,493)	(26,466)
Cash and cash equivalents at beginning of period	69,330	55,809
Cash and cash equivalents at end of period	$36,837	$29,343
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$10,861	$22,065
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

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The financial information included herein is unaudited; however, in the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2014. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current year’s presentation. The Company's consolidated balance sheet as of December 31, 2013 now presents its "securitized mortgage loans, net" and "other investments, net" together as "mortgage loans held for investment, net". In addition, the Company has combined the presentation of its consolidated statements of income and its consolidated statements of other comprehensive income together as one financial statement which is now titled "consolidated statements of comprehensive income". The Company's "interest income - securitized mortgage loans" and "interest income-other investments" on its consolidated statement of income for the three and six months ended June 30, 2013 is now presented together as "interest income-mortgage loans held for investment" on its consolidated statement of comprehensive income for the three and six months ended June 30, 2013. In addition, changes in fair value and other activity related to the Company's derivative instruments have been reclassified from "fair value adjustments, net" to "gain (loss) on derivative instruments, net", and the respective amounts on the Company's consolidated statement of cash flows for the six months ended June 30, 2013 have been changed to reflect this reclassification. These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary. The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions. The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10. The Company follows the equity method of accounting for investments in which it owns greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. The Company did not have any investments in which it owned less than a 50% interest in the voting equity as of June 30, 2014 or December 31, 2013.

In accordance with ASC Topic 810-10, the Company also consolidates certain trusts through which it has securitized mortgage loans held for investment. Additional information regarding the accounting policy for its securitized mortgage loans is provided below under "Mortgage Loans Held for Investment, Net".

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  The most significant estimates used by management include, but are not limited to, fair value measurements of its investments, other-than-temporary impairments, contingencies, and amortization of premiums and discounts. These items are discussed further below within this note to the consolidated financial statements.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to stockholders after consideration of its net operating loss carryforward and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC Topic 740. The Company records these liabilities, if any, to the extent they are deemed more likely than not to have been incurred.

Mortgage-Backed Securities

In accordance with ASC Topic 320, the Company has designated its investments in MBS as available-for-sale ("AFS"). All of the Company’s MBS are recorded at their fair value on its consolidated balance sheet. Changes in fair value for the Company's AFS securities are reported in other comprehensive income ("OCI") until the security is collected, disposed of, or determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may, from time to time, sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income ("AOCI") into net income as a realized "gain (loss) on sale of investments, net" using the specific identification method.

The Company’s MBS pledged as collateral against repurchase agreements and derivative instruments are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or "IO", securities) and their contractual terms.  Premiums and discounts on Agency MBS as well as any non-Agency MBS rated 'AA' and higher at the time of purchase are amortized into interest income over the expected life of such securities using the effective yield method and adjustments to premium amortization are made for actual cash payments as well as changes in projected future cash payments in accordance with ASC Topic 310-20. The Company's projections of future cash payments are based on input and analysis received from external sources and internal models, and includes assumptions about the amount and timing of credit losses, loan prepayment rates, fluctuations in interest rates, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

The Company has non-Agency MBS that were rated less than 'AA' at the time of purchase by at least one national rating agency at discounts to their par value, and management does not believe these discounts to be substantial. The Company accretes the discount into income over the security's expected life, which reflects management's estimate of the security's projected cash flows in accordance with ASC Topic 325-40. Future changes in the timing of projected cash flows or differences arising between projected cash flows and actual cash flows received may result in a prospective change in the effective yield on those securities.

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

Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net consist of mortgage loans originated or purchased by the Company from 1992-1998, and these mortgage loans are reported at amortized cost in accordance with ASC Topic 310-10. Substantially all of these loans have been pledged as collateral to support the repayment of securitization financing bonds issued by the Company. The associated securitization financing bonds are treated as debt of the Company and are presented as "non-recourse collateralized financing" on the consolidated balance sheet. Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture. An allowance has been established for currently existing and probable losses on all of the Company's mortgage loans held for investment.

Repurchase Agreements

Repurchase agreements are accounted for as secured borrowings under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. Most of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

Derivative Instruments

The Company accounts for its derivative instruments, which currently include interest rate swaps and Eurodollar futures, in accordance with ASC Topic 815, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Gains and losses associated with derivative instruments are recorded in "(loss) gain on derivative instruments, net" in our consolidated statement of comprehensive income.

Effective June 30, 2013, the Company discontinued cash flow hedge accounting for derivative instruments which had previously been accounted for as cash flow hedges under ASC Topic 815. Activity up to and including June 30, 2013 for those agreements previously designated as cash flow hedges was recorded in accordance with cash flow hedge accounting as prescribed by ASC Topic 815, which states that the effective portion of the hedge relationship on an instrument designated as a cash flow hedge is reported in the current period's other comprehensive income while the ineffective portion is immediately reported as a component of the current period’s net income. The balance remaining in AOCI related to the de-designated cash flow hedges is amortized into the Company's net income as a portion of "interest expense" over the remaining life of the interest rate swap agreements. Subsequent to June 30, 2013, changes in the fair value of the Company's derivative instruments, plus periodic settlements, are recorded in the Company's net income as a portion of "(loss) gain on derivative instruments, net".

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

Although MBS have characteristics that meet the definition of a derivative instrument, ASC 815 specifically excludes these instruments from its scope because they are accounted for as debt securities under ASC 320.

Share-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan ("SIP"), the Company may grant share-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units. The Company's restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over a requisite service period with a corresponding credit to shareholders' equity as required by ASC Topic 718. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the share-based based award. None of the Company's restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock.

Contingencies

In the normal course of business, there are various lawsuits, claims, and other contingencies pending against the Company. On a quarterly basis, the Company evaluates whether to establish provisions for estimated losses from those matters in accordance with ASC Topic 450, which states that a liability is recognized for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. If the contingent loss (or an additional loss in excess of any accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed.

The Company and its subsidiaries are parties to various legal proceedings of which the ultimate outcome cannot be ascertained at this time. Although the results of those legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any of these proceedings will not have a material effect on the Company’s consolidated financial condition or liquidity. However, the resolution of any of those proceedings could have a material impact on consolidated results of operations or cash flows in a given future reporting period as the proceedings are resolved.

The Company has not been named as a party to any additional legal proceedings during the three or six months ended June 30, 2014.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. All of the Company's repurchase agreement transactions are accounted for as secured borrowings, therefore the accounting changes required by ASU 2014-11 do not impact the Company's consolidated financial statements. ASU 2014-11 also requires two additional disclosures about repurchase agreements and other similar transactions. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The Company does not account for any of its repurchase agreement transactions as sales, therefore this new disclosure does not impact the Company's current disclosures. The second disclosure requires the following disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings: a disaggregation of the gross obligation by the class of collateral pledged; the remaining contractual tenor of the agreements; and a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. The Company already provides these disclosures in its "Notes to the Unaudited Consolidated Financial Statements" and within "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. The amendments provided in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. ASU 2014-11 will not have a material impact on the Company's consolidated financial statements.

In addition, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company has not issued and is not anticipating to issue any share-based payments with terms that require a performance-based target, therefore this ASU will not have an impact on the Company's consolidated financial statements.

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

The following table presents the calculation of the numerator and denominator for both basic and diluted net (loss) income per common share for the periods indicated:

	For the Three Months Ended
	June 30, 2014		June 30, 2013
	Net Income	Weighted-Average Common Shares	Net Income	Weighted- Average Common Shares
Net (loss) income	$(5,999)		$31,534
Preferred stock dividends	(2,294)		(2,092)
Net (loss) income to common shareholders	(8,293)	54,711,108	29,442	54,973,561
Effect of dilutive instruments (1)	—	—	—	—
Diluted net (loss) income to common shareholders	$(8,293)	54,711,108	$29,442	54,973,561
Net (loss) income per common share:
Basic and diluted		$(0.15)		$0.54

	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Net Income	Weighted-Average Common Shares	Net Income	Weighted- Average Common Shares
Net (loss) income	$(6,733)		$51,136
Preferred stock dividends	(4,588)		(3,313)
Net (loss) income to common shareholders	(11,321)	54,668,591	47,823	54,638,651
Effect of dilutive instruments (1)	—	—	—	—
Diluted net (loss) income to common shareholders	$(11,321)	54,668,591	$47,823	54,638,651
Net (loss) income per common share:
Basic and diluted		$(0.21)		$0.88
(1) The Company did not have any anti-dilutive securities outstanding during the three and six months ended June 30, 2014 or June 30, 2013.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables presents the components and weighted average coupon ("WAC") for the portion of the Company’s MBS designated as AFS as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC
Agency:
RMBS	$2,360,799	$132,342	$2,493,141	$7,657	$(33,257)	$2,467,541	3.16%
CMBS	309,235	20,178	329,413	15,892	(109)	345,196	5.23%
CMBS IO (1)	—	432,588	432,588	15,055	(143)	447,500	0.88%
Total Agency AFS:	2,670,034	585,108	3,255,142	38,604	(33,509)	3,260,237

Non-Agency:
RMBS	13,482	(6)	13,476	198	(81)	13,593	4.48%
CMBS	391,332	(17,190)	374,142	27,166	—	401,308	4.96%
CMBS IO (1)	—	268,972	268,972	6,361	(506)	274,827	0.70%
Total non-Agency AFS:	404,814	251,776	656,590	33,725	(587)	689,728

Total AFS securities	$3,074,848	$836,884	$3,911,732	$72,329	$(34,096)	$3,949,965

(1)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $9,703,887 and $6,958,238, respectively, as of June 30, 2014.

	December 31, 2013
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC
Agency:
RMBS	$2,591,568	$154,220	$2,745,788	$6,104	$(59,742)	$2,692,150	3.22%
CMBS	273,830	19,061	292,891	10,793	(900)	302,784	5.07%
CMBS IO (1)	—	453,766	453,766	9,895	(3,334)	460,327	0.83%
Total Agency AFS:	2,865,398	627,047	3,492,445	26,792	(63,976)	3,455,261

Non-Agency:
RMBS	13,845	(338)	13,507	338	(80)	13,765	4.61%
CMBS	375,703	(18,277)	357,426	15,366	(3,511)	369,281	5.10%
CMBS IO (1)	—	150,518	150,518	2,618	(1,999)	151,137	0.66%
Total non-Agency AFS:	389,548	131,903	521,451	18,322	(5,590)	534,183

Total AFS securities	$3,254,946	$758,950	$4,013,896	$45,114	$(69,566)	$3,989,444

(1)
As of December 31, 2013, the Company had Agency CMBS with an amortized cost of $26,920 and fair value of $28,717 which were designated as trading securities and are not included in this table. The Company changed the designation of these Agency CMBS to AFS during the three months ended June 30, 2014. Changes in the fair value of these MBS while they were designated as trading are recognized in net income within "fair value adjustments, net". Future changes in the fair value of these MBS which are now designated as AFS will be recognized in "other comprehensive income". As of June 30, 2014, the Company does not have any MBS designated as trading.

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $10,160,502 and $4,274,957, respectively, as of December 31, 2013.

The following table presents certain information for those Agency MBS in an unrealized loss position as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$95,177	$(741)	18	$1,912,937	$(43,543)	150
Non-Agency MBS	11,711	(73)	2	162,558	(5,435)	39

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$1,905,306	$(32,768)	151	$670,402	$(20,433)	67
Non-Agency MBS	27,008	(514)	8	6,310	(155)	6

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac who have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity.  Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2014 and December 31, 2013 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of June 30, 2014 or December 31, 2013.

NOTE 4 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of June 30, 2014 and December 31, 2013 by the fair value and type of securities pledged as collateral:

	June 30, 2014
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,242,441	0.33%	2,332,716
Agency CMBS	262,822	0.35%	316,139
Agency CMBS IOs	377,554	0.97%	447,501
Non-Agency RMBS	10,279	1.65%	12,735
Non-Agency CMBS	321,769	1.18%	391,437
Non-Agency CMBS IO	216,644	1.10%	265,278
Securitization financing bonds	15,576	1.50%	17,775
Deferred costs	(35)	n/a	n/a
	$3,447,050	0.54%	$3,783,581

	December 31, 2013
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,522,503	0.42%	2,598,158
Agency CMBS	246,849	0.39%	306,318
Agency CMBS IOs	369,948	1.16%	449,072
Non-Agency RMBS	10,569	1.80%	12,746
Non-Agency CMBS	303,674	1.27%	367,859
Non-Agency CMBS IOs	106,803	1.27%	136,227
Securitization financing bonds	20,651	1.59%	19,686
Deferred costs	(243)	n/a	n/a
	$3,580,754	0.61%	$3,890,066

The combined weighted average original term to maturity for the Company’s repurchase agreements decreased to 70 days as of June 30, 2014 from 114 days as of December 31, 2013. The following table provides a summary of the original maturities as of June 30, 2014 and December 31, 2013:

Original Maturity	June 30, 2014	December 31, 2013
30 days or less	$362,588	$206,112
31 to 60 days	797,617	492,145
61 to 90 days	1,208,340	665,020
91 to 120 days	921,603	783,371
121 to 190 days	156,937	1,434,349
Deferred costs	(35)	(243)
	$3,447,050	$3,580,754

As of June 30, 2014, shareholders' equity at risk did not exceed 10% for any of the Company's counterparties. The Company had $27,888 of its repurchase agreement balance as of June 30, 2014 outstanding under a two-year repurchase facility with Wells Fargo Bank National Association. This facility provides an aggregate maximum borrowing capacity of $250,000 and matures on August 6, 2015, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of June 30, 2014 was 1.46%.

As of June 30, 2014, the Company had repurchase agreement amounts outstanding with 23 of its 32 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status.  In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of June 30, 2014.

NOTE 5 – DERIVATIVES

     The Company utilizes derivative instruments to economically hedge a portion of its exposure to market risks, primarily interest rate risk. The principal instruments used to hedge these risks are interest rate swaps and Eurodollar futures. The objective of the Company's risk management strategy is to mitigate declines in book value resulting from fluctuations in the fair value of the Company's assets from changing interest rates and to protect the Company's earnings from rising interest rates. The Company seeks to limit its exposure to changes in interest rates but does not seek to eliminate this risk. Please refer to Note 1 for information related to the Company's accounting policy for its derivative instruments.

The table below summarizes information about the Company’s derivative instruments on its consolidated balance sheet as of the dates indicated:

			June 30, 2014		December 31, 2013
Type of Derivative Instrument	Accounting Designation	Balance Sheet Location:	Fair Value	Aggregate Notional Amount	Fair Value	Aggregate Notional Amount
Interest rate swaps	Non-hedging	Derivative assets	$5,237	$290,000	$18,488	$575,000

Interest rate swaps	Non-hedging		$(2,835)	$410,000	$(1,336)	$215,000
Eurodollar futures (1)	Non-hedging		(21,139)	11,400,000	(5,345)	9,000,000
		Derivative liabilities	$(23,974)	$11,810,000	$(6,681)	$9,215,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2016 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $1,275,000 as of June 30, 2014 and $1,175,000 as of December 31, 2013.

During the six months ended June 30, 2014, the Company added Eurodollar futures with a total notional of $2,400,000 and interest rate swaps with a total notional of $75,000. The Company also terminated a total notional of $165,000 in interest rate swaps. There were no interest rate swaps or Eurodollar futures that expired during the six months ended June 30, 2014. The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of June 30, 2014:

Remaining Maturity	Notional Amount	Weighted-Average Fixed Rate Swapped
37-48 months	185,000	0.92%
49-60 months	235,000	1.45%
61-72 months	25,000	1.61%
73-84 months	75,000	2.24%
85-108 months	30,000	1.93%
109-127 months	150,000	2.17%
	$700,000	1.57%

The table below provides detail of the Company's "(loss) gain on derivative instruments, net" by type of interest rate derivative for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2014	2013	2014	2013
Interest rate swaps	$(11,694)	$11,353	$(20,702)	$11,336
Eurodollar futures	(11,380)	—	(15,794)	—
(Loss) gain on derivative instruments, net	$(23,074)	$11,353	$(36,496)	$11,336

Effective June 30, 2013, the Company de-designated certain interest rate swap agreements as cash flow hedges under ASC Topic 815. There is a net unrealized loss of $5,468 remaining in AOCI on the Company's consolidated balance sheet as of June 30, 2014 which represents the activity related to these interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. All forecasted transactions associated with interest rate swap agreements previously designated as cash flow hedges are expected to occur. No amounts have been reclassified to net income in any period in connection with forecasted transactions that are no longer considered probable of occurring. The Company estimates the portion of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to net income within the next 12 months is $4,756. The Company reclassified $1,608 and $3,896 from AOCI to net loss for the three and six months ended June 30, 2014 related to amortization of the net unrealized loss remaining in AOCI at the time the Company discontinued its cash flow hedge accounting. For the three and six months June 30, 2013, the Company reclassified $4,693 and $8,796 from AOCI to net income related to recognition of interest expense from cash flow hedging transactions.

Many of the Company's interest rate swaps were entered into under bilateral agreements which contain various covenants related to the Company’s credit risk. Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default under the bilateral agreement. Additionally, these agreements allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income excluding derivative gains and losses greater than one dollar as measured on a rolling two quarter basis. These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations. The Company was in compliance with all covenants under bilateral agreements on June 30, 2014.

NOTE 6 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2014 and December 31, 2013:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2014
Derivative assets	$5,237	$—	$5,237	$(1,039)	$(3,170)	$1,028

December 31, 2013:
Derivative assets	$18,488	$—	$18,488	$(193)	$(12,141)	$6,154

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2014
Derivative liabilities	$23,974	$—	$23,974	$(1,495)	$(22,479)	$—
Repurchase agreements	3,447,050	—	3,447,050	(3,447,050)	—	—
	$3,471,024	$—	$3,471,024	$(3,448,545)	$(22,479)	$—

December 31, 2013:
Derivative liabilities	$6,681	$—	$6,681	$(1,299)	$(5,382)	$—
Repurchase agreements	3,580,754	—	3,580,754	(3,580,754)	—	—
	$3,587,435	$—	$3,587,435	$(3,582,053)	$(5,382)	$—

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

The following table presents the fair value of the Company’s assets and liabilities presented on its consolidated balance sheets, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2014
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,949,965	$—	$3,884,723	$65,242
Derivative assets	5,237	—	5,237	—
Total assets carried at fair value	$3,955,202	$—	$3,889,960	$65,242
Liabilities:
Derivative liabilities	$23,974	$21,139	$2,835	$—
Total liabilities carried at fair value	$23,974	$21,139	$2,835	$—

	December 31, 2013
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$4,018,161	$—	$3,944,681	$73,480
Derivative assets	18,488	—	18,488	—
Total assets carried at fair value	$4,036,649	$—	$3,963,169	$73,480
Liabilities:
Derivative liabilities	$6,681	$5,345	$1,336	$—
Total liabilities carried at fair value	$6,681	$5,345	$1,336	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2014 or December 31, 2013.

The Company's derivative assets and liabilities include interest rate swaps and Eurodollar futures. Interest rate swaps are valued using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input and thus their fair values are considered Level 2 measurements. Eurodollar futures are valued based on closing exchange prices on these contracts. Accordingly, these financial futures are classified as Level 1.

Agency MBS, as well a majority of non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market. Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements. The Company’s remaining non-Agency MBS are comprised of securities for which there are not substantially similar securities that trade frequently, and their fair values are therefore considered Level 3 measurements. The Company determines the fair value of its Level 3 securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators. Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement. Generally Level 3 assets are most sensitive to the default rate and severity assumptions.

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of June 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.5%	35.0%	8.9%
Non-Agency RMBS	10 CPR	1.0%	20.0%	6.8%

(1)	Data presented are weighted averages.

The following table presents the activity of the instruments fair valued at Level 3 during the three and six months ended June 30, 2014:

	Level 3 Fair Values
	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Non-Agency CMBS	Non-Agency RMBS	Total assets	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of beginning of period	$63,832	$2,555	$66,387	$70,733	$2,747	$73,480
Unrealized gain (loss) included in OCI	173	3	176	200	(123)	77
Principal payments	(1,315)	(60)	(1,375)	(8,308)	(456)	(8,764)
Accretion	54	—	54	119	330	449
Balance as of end of period	$62,744	$2,498	$65,242	$62,744	$2,498	$65,242

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2014		December 31, 2013
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,949,965	$3,949,965	$4,018,161	$4,018,161
Mortgage loans held for investment, net (1)	52,564	44,252	55,423	46,383
Derivative assets	5,237	5,237	18,488	18,488
Liabilities:
Repurchase agreements (2)	$3,447,050	$3,447,085	$3,580,754	$3,580,997
Non-recourse collateralized financing (1)	12,073	11,603	12,914	12,414
Derivative liabilities	23,974	23,974	6,681	6,681
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

NOTE 8 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock and 2,250,000 shares of its 7.625% Series B Cumulative Redeemable Preferred Stock issued and outstanding as of June 30, 2014 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	Six Months Ended
	June 30,
	2014	2013
Balance as of beginning of period	54,310,484	54,268,915
Common stock issued under DRIP	6,543	505,718
Common stock issued under ATM program	—	180,986
Common stock issued or redeemed under stock and incentive plans	471,210	270,158
Common stock forfeited for tax withholding on share-based compensation	(59,150)	(52,385)
Balance as of end of period	54,729,087	55,173,392

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,460,355 shares remaining for issuance as of June 30, 2014. The Company declared a second quarter common stock dividend of $0.25 per share payable on July 31, 2014 to shareholders of record as of July 3, 2014. There was no discount for shares purchased through the DRIP during the second quarter of 2014.

The Company had approximately 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of June 30, 2014.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2014, approximately $42,145 remains available for repurchase at the Company's option as of June 30, 2014.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 1,078,908 available for issuance as of June 30, 2014. Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2014 was $683 and $1,355 compared to $625 and $1,115 for the three and six months ended June 30, 2013.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Restricted stock outstanding as of beginning of period	760,712	434,163	520,969	448,283
Restricted stock granted	29,175	115,558	457,538	255,158
Restricted stock vested	(43,057)	(22,918)	(231,677)	(176,638)
Restricted stock outstanding as of end of period	746,830	526,803	746,830	526,803

The combined grant date fair value of the restricted stock issued by the Company for the three and six months ended June 30, 2014 was $250 and $3,703, respectively, compared to $1,217 and $2,708 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the balance of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $5,659 of which $1,364 is expected to be amortized in the remainder of 2014, $2,265 in 2015, $1,453 in 2016, $541 in 2017, and $36 in 2018. The Company did not have any other type of stock-based compensation issued or outstanding as of June 30, 2014 or December 31, 2013 other than its restricted stock.

NOTE 9 – SUBSEQUENT EVENTS

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

EXECUTIVE OVERVIEW

Company Overview

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which invests in mortgage assets on a leveraged basis. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DX". We also have two series of preferred stock outstanding, our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") which is traded on the NYSE under the symbol "DXPRA", and our 7.625% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") which is traded on the NYSE under the symbol "DXPRB". Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through regular quarterly dividends and also through capital appreciation.

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

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio, including the amount of net interest income we earn and fluctuations in investment values, will depend on multiple factors, many of which are beyond our control. These factors include, but are not limited to, the absolute level of interest rates, trends of interest rates, the relative steepness of interest rate curves, prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments (including multifamily, residential and commercial mortgage markets), and market required yields as reflected by market credit spreads. In addition, the performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable return levels could be influenced by actions and policy measures of the U.S. government including the Federal Housing Finance Administration, the U. S. Department of the Treasury (the "Treasury"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve") and could also be influenced by other central banks around the world.

Our business model may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets. Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses or at amounts below their true fair value. Other factors also impacting our business include changes in regulatory requirements, including requirements to qualify for registration under the Investment Company Act of 1940, and REIT requirements.

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

Highlights of the Second Quarter of 2014

Credit spreads continued to tighten in the second quarter amidst the low volatility environment, resulting in increases in the fair value of our investments. As a result of the increase in the fair value of our investments, our book value per common share increased 2.8% to $9.12 as of June 30, 2014 from $8.87 as of March 31, 2014. The increase in our book value as well as a shift in our investments toward CMBS versus Agency RMBS resulted in a modest decline in our leverage ratio to 5.7 as of June 30, 2014 from 5.9 as of March 31, 2014 and 6.2 as of December 31, 2013. We redeployed principal payments received on our investments and proceeds from our sales of certain lower yielding Agency ARMS and near-reset hybrid ARMS into purchases of higher yielding CMBS. Given our outlook on the interest rate environment for the next several quarters, we maintained our positive duration gap (a measure of our interest rate risk) which is virtually unchanged from the first quarter. We continue to maintain a higher than normal amount of liquidity given the very tight credit spread environment as a sudden reversal of the trend could result in negative fluctuations in our investment values which could lead to demands on our liquidity, and could also be a good buying opportunity. In the longer term, we see opportunities in Agency RMBS as the Federal Reserve winds down its large scale asset purchase program as discussed further below.

Our GAAP net interest spread and our adjusted net interest spread continued their recent trends. We discuss the particular reasons in "Results of Operations", but in general the adjusted net interest spread has increased from the shift in our portfolio toward CMBS and CMBS IO investments versus RMBS. The following table summarizes the average annualized effective yield by type of MBS investment for the second quarter of 2014 and for each of the preceding four quarters:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Average annualized effective yield:
RMBS	1.85%	1.87%	1.85%	1.99%	1.91%
CMBS	4.66%	4.61%	4.65%	4.78%	4.75%
CMBS IO	4.21%	4.21%	4.47%	4.41%	4.53%
All other investments	5.17%	5.17%	5.26%	5.36%	5.44%
Total average annualized effective yield	2.79%	2.74%	2.72%	2.82%	2.86%
Costs of financing	(0.75)%	(0.87)%	(0.90)%	(0.88)%	(1.11)%
GAAP net interest spread	2.04%	1.87%	1.82%	1.94%	1.75%

Effective borrowing cost (1)	(0.87)%	(0.86)%	(0.95)%	(1.17)%	(1.14)%
Adjusted net interest spread (1)	1.92%	1.88%	1.77%	1.65%	1.72%
(1) Represents a non-GAAP financial measure. Please refer to the discussion above regarding the use of non-GAAP financial measures and to the corresponding reconciliations of GAAP to non-GAAP financial measures provided in "Results of Operations" within this Item 2.

Trends and Recent Market Impacts

There are certain conditions and prospective trends in the marketplace that have impacted our current financial condition and results of operations and which may continue to impact us in the future. The following provides a discussion of conditions and trends that had significant developments during the second quarter of 2014 or are new conditions and trends that are important to our financial condition and results of operations.

Federal Reserve Monetary Policy

The Federal Open Market Committee ("FOMC") continues its purchase of U.S. Treasury and fixed-rate Agency MBS under its asset purchase program known as "QE3". The FOMC announced in late July 2014 that it will be reducing its purchases of securities to $25 billion per month, down from a high of $85 billion per month in 2013. The FOMC has reduced its targeted purchases of Treasury and Agency MBS by $10 billion per month as announced at its regularly scheduled meetings. The FOMC has indicated that improvements in the underlying strength of the broader economy as evidenced by continued improvement in economic activity and labor market conditions support the reduction in the purchases of securities. The FOMC has indicated in its meeting minutes released to the public that it expects to end QE3 by October 2014 depending on economic performance between now and then. After QE3 ends, there will be no major marginal buyer (other than reinvesting run-off) in the Agency RMBS marketplace that is a GSE such as Fannie Mae or Freddie Mac for the first time in decades. As such, asset spreads could be volatile until the market adjusts to the lack of such buyer.

Less certain is the outlook for the FOMC's policy with respect to the federal funds target rate. In its latest press release, the FOMC reiterated its commitment to maintaining a highly accommodative stance of monetary policy for a considerable time after the end of QE3, and the FOMC repeated its previous stance that labor market conditions, inflation data and financial developments may mean that the current target range for the federal funds rate will remain appropriate. Currently, market expectations are for the FOMC to begin to tighten monetary policy in June 2015.

Asset Credit Spreads and Competition for Assets

Asset credit spreads are defined as the difference between the yields on securities with credit, prepayment or other risks and yields on benchmark securities without these risks (typically Treasuries or swaps), and that reflects the relative riskiness of owning the securities versus the benchmark. Changes in asset credit spreads result from changes in the perceived riskiness of an investment versus its benchmark. As noted in the table shown below and as discussed previously, asset credit spreads have tightened dramatically in 2014 due in part to Federal Reserve policy, supply considerations, and global market liquidity. These factors have contributed to the lower volatility environment, and investors in fixed income securities have bid asset prices up as a result. The following table provides various estimated market credit spreads on categories of assets owned by the Company at the end of each of the last four quarters:

(amounts in basis points)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Hybrid ARM 5/1 (2.0% coupon) spread to Treasuries	20	21	30	40
Hybrid ARM 10/1 (2.5% coupon) spread to Treasuries	48	57	76	80
Agency CMBS spread to interest rate swaps	38	50	58	72
'A'-rated CMBS spread to interest rate swaps	175	190	220	255
Agency CMBS IO spread to Treasuries	125	155	165	200

GSE Reform

Policy makers in Washington DC continue to debate the future of Fannie Mae and Freddie Mac's participation in the U.S. mortgage market. Several bills have been introduced in the U.S. Senate and the U.S. House of Representatives regarding the reform and/or dissolution of the GSEs. Any changes to the structure of the GSEs, or the revocations of their charters, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted. We expect GSE reform to be a multi-year process. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Uncertainty and Reform

Certain rules recently adopted or proposed by regulators of financial institutions require such financial institutions to maintain minimum amounts of capital relative to their assets. Final rules were adopted during the second quarter of 2014 by the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency to strengthen the leverage ratio standards for the largest, most systemically significant U.S. banking organizations defined as bank holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody. Under the proposal, these entities would be required to maintain a tier 1 capital leverage buffer of at least 2% above the minimum supplementary leverage ratio requirement of 3%, for a total of 5%. Subsidiaries of these institutions must maintain at least a 6% supplementary leverage ratio to be considered well capitalized under applicable bank regulations. The effective date of the rule is January 1, 2018. The impact on our business from the enactment of this regulation is uncertain. Current required capital levels are lower, and these institutions could be forced to reduce overall leverage, including reducing repurchase agreement financing, in order to comply with the supplemental leverage ratio requirement, which could in turn limit the amount available for us to borrow or could increase our overall cost of financing. There are various other recently adopted or proposed rules that could impact all regulated financial institutions in ways that may impact our ability to access financing.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three or six months ended June 30, 2014.

FINANCIAL CONDITION

The following tables outline our investment allocation based on fair value as of June 30, 2014 and as of the end of each of the four preceding quarters:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Agency MBS	81.5%	83.6%	85.5%	86.3%	85.9%
Non-Agency MBS	17.2%	15.0%	13.1%	12.3%	12.6%
Other investments	1.3%	1.4%	1.4%	1.5%	1.5%

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
RMBS	62.8%	64.5%	67.3%	68.5%	67.9%
CMBS	19.1%	18.5%	17.7%	17.2%	17.4%
CMBS IO	18.1%	17.0%	15.0%	14.3%	14.7%

As shown above, our investment allocation has shifted in recent quarters toward CMBS versus RMBS as we have invested paydowns received on Agency RMBS into CMBS and CMBS IO. These investments have recently provided more attractive risk-adjusted returns, and we anticipate that trend continuing. In general our portfolio is more heavily weighted toward Agency MBS which have a guaranty of principal payment by an agency of the U.S. government or a GSE such as Fannie Mae and Freddie Mac, are more liquid, and carry limited credit risk. The majority of our Agency MBS investments are RMBS predominantly collateralized by variable-rate mortgage loans. Agency MBS also includes CMBS IO securities rated 'AAA' which are issued by securitization trusts sponsored by Fannie Mae, Freddie Mac and Ginnie Mae. The majority of our non-Agency MBS investments are fixed-rate CMBS and CMBS IO.

Agency MBS

Our investments in Agency RMBS are collateralized primarily by ARMs and hybrid ARMs. Our investments in Agency CMBS and CMBS IO are collateralized by fixed rate mortgage loans which generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties).

Activity related to our Agency MBS for the six months ended June 30, 2014 is as follows:

($ in thousands)	RMBS	CMBS	CMBS IO (1)	Total
Balance as of January 1, 2014	$2,692,150	$331,501	$460,327	$3,483,978
Purchases	63,273	18,384	35,371	117,028
Principal payments	(231,783)	(6,482)	—	(238,265)
Sales	(68,492)	—	(21,343)	(89,835)
Change in net unrealized gain	28,038	4,093	8,351	40,482
Net premium amortization	(15,645)	(2,300)	(35,206)	(53,151)
Balance as of June 30, 2014	$2,467,541	$345,196	$447,500	$3,260,237
(1) Amounts shown for CMBS IO represent premium only and exclude underlying notional values.

Our investment in Agency MBS as of June 30, 2014 has decreased since December 31, 2013 as our scheduled and unscheduled payments and sales have outpaced our purchases. In recent quarters, our purchases of Agency RMBS have slowed due to a lower supply of attractive investments at premiums acceptable to us while our purchases of Agency CMBS and CMBS IO have increased quarter over quarter due to their better absolute return and value relative to Agency RMBS in the current market environment. Unlike Agency RMBS, Agency CMBS and CMBS IO generally have prepayment protection provisions, therefore management views these MBS as having more stable cash flows and therefore lower prepayment risk. Please refer to "Prepayment Risk" within Item 3, "Quantitative and Qualitative Disclosures About Market Risk" contained within this Quarterly Report on Form 10-Q for further discussion.

As of June 30, 2014, 75% of our Agency MBS issued securities are variable-rate MBS with the remainder fixed-rate MBS compared to 77% variable-rate Agency MBS as of December 31, 2013. As of June 30, 2014, approximately 97% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR. The following table presents the reset margin and weighted average coupon (“WAC”) by weighted average months to reset ("MTR") for the variable-rate portion of our Agency RMBS portfolio based on par value as of the periods indicated:

	June 30, 2014			December 31, 2013
($ in thousands)	Par Value	Reset Margin	WAC	Par Value	Reset Margin	WAC
0-12 MTR	$598,820	1.77%	3.00%	$575,763	1.79%	2.97%
13-36 MTR	241,308	1.85%	4.04%	276,862	1.84%	3.89%
37-60 MTR	547,846	1.79%	3.27%	619,887	1.79%	3.57%
61-84 MTR	145,016	1.81%	3.64%	171,839	1.80%	3.01%
85-120 MTR	809,978	1.67%	2.88%	928,580	1.74%	2.99%
ARMs and Hybrid ARMs	2,342,968	1.75%	3.17%	2,572,931	1.78%	3.22%
Fixed	17,831		2.51%	18,637		2.51%
Total	$2,360,799		3.17%	$2,591,568		3.22%

During the second quarter of 2014, we received principal payments (both scheduled and unscheduled) on our Agency RMBS of $118.6 million compared to $113.2 million for the first quarter of 2014. We have been experiencing relatively low prepayments on our RMBS investments since the second quarter of 2013 due to higher mortgage rates impacting refinancing activity as noted in the shown by the weekly Mortgage Bankers Association Refinancing Index and due to constrained lending conditions in the single family mortgage market. Constant prepayment rate ("CPR") is a measure of the annualized percentage of the principal balance of a pool of loans that is expected to be paid off prematurely in a given period. The rate at which we amortize the premiums we pay for our investments is impacted by current and forecasted CPR. Please refer to the "Prepayment and

Reinvestment Risk" section of Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for more information. The following table provides the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Agency RMBS	14.1%	12.7%	14.3%	23.8%	25.7%

Non-Agency MBS

Our purchases of non-Agency MBS are primarily investment grade securities (rated 'BBB' or better by at least one nationally recognized statistical ratings organizations). We typically purchase newer issue non-Agency MBS and have not generally purchased heavily discounted seasoned MBS. None of the non-Agency MBS in our portfolio as of June 30, 2014 or as of December 31, 2013 were purchased at a substantial discount.

Activity related to our non-Agency MBS for the six months ended June 30, 2014 is as follows:

($ in thousands)	RMBS	CMBS	CMBS IO (1)	Total
Balance as of January 1, 2014	$13,765	$369,281	$151,137	$534,183
Purchases	3,500	34,895	132,918	171,313
Principal payments	(3,863)	(8,905)	—	(12,768)
Sales	—	(9,881)	—	(9,881)
Change in net unrealized gain	(141)	15,311	5,235	20,405
Net accretion (amortization)	332	607	(14,463)	(13,524)
Balance as of June 30, 2014	$13,593	$401,308	$274,827	$689,728
(1) Amounts shown for CMBS IO represent premium only and exclude underlying notional values.

The following table shows purchase price and related premium (discount) on purchases of our non-Agency MBS during the six months ended June 30, 2014 by credit rating at the time of purchase:

	Six Months Ended
	June 30, 2014
Credit Rating At Purchase	Purchase Price	Premium (Discount)
($ in thousands)
Non-Agency CMBS IO rated AAA (1)	$132,918	$132,918
Non-Agency CMBS rated AAA	14,000	—
Non-Agency CMBS rated AA	8,000	—
Non-Agency CMBS rated A or BBB (2)	12,895	(375)
Non-Agency RMBS non-investment grade	3,500	—
Total purchases	$171,313	$132,543
(1) For CMBS IO, premium is equal to purchase price as these securities have no principal associated with them. Notional amount of these securities purchased during the six months ended June 30, 2014 was approximately $2.7 billion.
(2) Management does not anticipate any material credit losses on non-Agency MBS that were purchased at a discount during the six months ended June 30, 2014.

The following table presents the par/notional value, amortized cost, and weighted average months to estimated maturity of our non-Agency CMBS and CMBS IO investments as of June 30, 2014 by year of origination:

	June 30, 2014
Year of Origination	Par/Notional Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
Non-Agency CMBS:
Prior to 2000	$68,513	$62,448	41
2009	36,635	37,646	31
2010	32,100	30,813	67
2011	115,323	110,593	62
2012	59,107	56,969	76
2013	43,679	42,669	80
2014	33,250	33,004	46
	$388,607	$374,142	59
Non-Agency CMBS IO:
2010	$56,072	$3,410	74
2011	617,660	27,221	83
2012	1,404,852	45,621	95
2013	3,365,649	74,385	106
2014	1,446,976	118,335	115
	$6,891,209	$268,972	106
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.

The following tables present information for our non-Agency CMBS and CMBS IO investments by credit rating as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Non-Agency CMBS			Non-Agency CMBS IO
($ in thousands)	Fair Value	Net Unrealized Gain	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$9,020	$20	$8,100	$273,587	$5,803	$215,517
AA	82,485	2,202	71,148	1,240	52	1,127
A	259,864	23,769	210,329	—	—	—
Below A/Not Rated	49,939	1,175	32,192	—	—	—
	$401,308	$27,166	$321,769	$274,827	$5,855	$216,644

	December 31, 2013
	Non-Agency CMBS			Non-Agency CMBS IO
($ in thousands)	Fair Value	Net Unrealized Gain	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$40,379	$2,126	$35,637	$149,692	$555	$106,787
AA	40,022	62	35,402	1,445	65	16
A	237,261	10,307	194,952	—	—	—
Below A/Not Rated	51,619	(641)	37,683	—	—	—
	$369,281	$11,854	$303,674	$151,137	$620	$106,803

Approximately 67% of our non-Agency CMBS investments consist of Freddie Mac Multifamily K Certificates on pools of newly originated multifamily mortgage loans. These certificates are not guaranteed by Freddie Mac, and, therefore, repayment is based solely on the performance of the underlying pool of loans.

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS and CMBS IO by the top 5 states as of June 30, 2014 compared to December 31, 2013:

	June 30, 2014		December 31, 2013
($ in thousands)	Market Value of Collateral	Percentage	Market Value of Collateral	Percentage
Florida	$89,774	12.9%	$82,269	13.9%
California	87,069	12.5%	81,353	13.7%
Texas	73,294	10.6%	69,044	11.6%
New York	44,373	6.4%	32,240	5.4%
Georgia	31,541	4.5%	30,784	5.2%
Remaining states (not exceeding 4.5% individually)	367,859	53.1%	297,398	50.2%
	$693,910	100.0%	$593,088	100.0%

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

Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk by shorting contracts at various points of the LIBOR curve. We also entered into forward-starting interest rate derivatives, partly due to the Federal Reserve's policy with respect to a sustained low federal funds target rate which heavily influences the interest costs on our borrowings. As of June 30, 2014, the weighted average notional amount of interest rate derivatives that will be effective for future periods are shown in the following table:

($ in thousands)	Interest Rate Swaps	Eurodollar Futures	Total	Weighted-Average Rate (1)
Effective 2014	$700,000	$—	$700,000	1.57%
Effective 2015	700,000	—	700,000	1.57%
Effective 2016	700,000	372,746	1,072,746	1.87%
Effective 2017	588,178	1,113,767	1,701,945	2.54%
Effective 2018	515,000	681,027	1,196,027	2.91%
Effective 2019	307,041	487,055	794,096	3.25%
Effective 2020	266,216	194,604	460,820	3.16%
Effective 2021	191,164	—	191,164	2.13%
Effective 2022	180,000	—	180,000	2.13%
Effective 2023	159,370	—	159,370	2.15%
Effective 2024	38,661	—	38,661	2.18%
(1) Weighted average rate is based on the weighted average notional outstanding.

The weighted average notional amount of interest rate derivatives instruments that was to be effective for future periods as of December 31, 2013 is shown in the following table:

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

Please refer to Note 5 of the Notes to the Unaudited Consolidated Financial Statements contained with this Quarterly Report on Form 10-Q as well as "(Loss) Gain on Derivative Instruments, Net" within "Results of Operations" contained within this Item 2 for additional information related to our derivative assets and liabilities.

Repurchase Agreements

Repurchase agreements decreased $133.7 million from December 31, 2013 to June 30, 2014 because we have slowed our reinvestment of principal payments and sale proceeds received on our MBS. In addition, proceeds that we have reinvested have been for investments against which we typically borrow a lower percentage of the asset's value. The combined weighted average original term to maturity for our repurchase agreements decreased to 70 days as of June 30, 2014 from 114 days as of December 31, 2013. We chose to shorten maturities during the six months ended June 30, 2014 in order to reduce our borrowing costs given the improved liquidity in the repurchase agreement funding market. Please refer to Note 4 of the Notes to the Unaudited

Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as "Interest Expense, Annualized Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Shareholders' Equity

Shareholders' equity increased $27.0 million since December 31, 2013 primarily as a result of an increase of $64.8 million in AOCI. The majority of that increase resulted from increases in the fair value of our MBS investments detailed in the table below as credit spreads tightened over the six months. Additionally, stock issuances, net of capitalized stock issuance costs and other items increased shareholders' equity by approximately $0.9 million. These increases were offset by a net loss to the common shareholders of $11.3 million and common dividends declared of $27.4 million.

The following table provides detail on the increase in AOCI from changes in fair value of our MBS investments during the six months ended June 30, 2014:

Six Months Ended
($ in thousands)	June 30, 2014
Agency:
RMBS	$28,038
CMBS	4,068
CMBS IO	8,351
Non-Agency:
RMBS	(140)
CMBS	15,311
CMBS IO	5,236
Total change in fair value of MBS investments, net of net losses on sales of MBS realized in net income	60,864
Reclassification adjustment for amortization of de-designated cash flow hedges	3,896
Increase in AOCI	$64,760

Supplemental Information

The tables below present the allocation of our shareholders' equity to our assets and liabilities. The allocation of shareholders' equity is determined by subtracting the associated financing for each asset from that asset's carrying basis:

	As of June 30, 2014
($ in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,260,237	$2,882,817	$377,420	61.6%
Non-Agency MBS	689,728	548,657	141,071	23.0%
Mortgage loans held for investment, net	52,564	27,649	24,915	4.1%
Derivative assets (liabilities)	5,237	23,974	(18,737)	(3.1)%
Cash and cash equivalents	36,837	—	36,837	6.0%
Restricted cash	30,747	—	30,747	5.0%
Other assets/other liabilities	40,568	19,907	20,661	3.4%
	$4,115,918	$3,503,004	$612,914	100.0%

	As of December 31, 2013
($ in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,483,978	$3,149,470	$334,508	57.1%
Non-Agency MBS	534,183	420,991	113,192	19.3%
Mortgage loans held for investment, net	55,423	33,565	21,858	3.7%
Derivative assets (liabilities)	18,488	6,681	11,807	2.0%
Restricted cash	69,330	—	69,330	11.8%
Cash and cash equivalents	13,385	—	13,385	2.4%
Other assets/other liabilities	42,350	20,554	21,796	3.7%
	$4,217,137	$3,631,261	$585,876	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades, if any, as of the date indicated, and non-recourse collateralized financing. Associated financing for derivative instruments represents the fair value of the derivative instruments in a liability position.

The tables below present the allocation of our invested capital by type of investment:

	As of June 30, 2014
($ in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,514,055	$2,275,747	$238,308	43.8%
CMBS and loans	766,147	589,213	176,934	32.6%
CMBS IO	722,327	594,163	128,164	23.6%
	$4,002,529	$3,459,123	$543,406	100.0%

	As of December 31, 2013
($ in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,741,124	$2,558,395	$182,729	38.9%
CMBS and loans	720,996	569,123	151,873	32.4%
CMBS IO	611,464	476,508	134,956	28.7%
	$4,073,584	$3,604,026	$469,558	100.0%

RESULTS OF OPERATIONS

The discussions within this section of Item 2 and other portions of this Quarterly Report on Form 10-Q include non-GAAP financial measures which exclude certain GAAP items. Please read the section "Non-GAAP Financial Measures" contained in Executive Overview of this Item 2 for additional important information.

GAAP Net Income and Core Net Operating Income

The following table presents a reconciliation of our GAAP net (loss) income to our core net operating income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
GAAP net (loss) income to common shareholders	$(8,293)	$29,442	$(11,321)	$47,823
Amortization of de-designated cash flow hedges (1)	1,608	—	3,896	—
Change in fair value on derivative instruments, net (2)	20,402	(11,626)	31,613	(11,783)
Loss (gain) on sale of investments, net	477	(2,031)	3,784	(3,422)
Fair value adjustments, net	(88)	600	(119)	740
Core net operating income to common shareholders	$14,106	$16,385	$27,853	$33,358

Core net operating income to common shareholders per share	$0.26	$0.30	$0.51	$0.61
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.
(2) Represents net gains and losses on derivatives and excludes net periodic interest costs related to these instruments.

The majority of the change in GAAP net (loss) income to common shareholders for the three and six months ended June 30, 2014 compared to the same periods in 2013 is due to the net losses on derivative instruments of $(23.1 million) and $(36.5) million for the respective periods in 2014 compared to the net gains on derivative instruments of $11.4 million and $11.3 million for the respective 2013 periods. Additional differences include a decrease of $1.3 million and $3.8 million in net interest income for the respective 2014 periods compared to those same periods in 2013 and net losses on sales of investments of ($0.5) million and $(3.8) million for the respective 2014 periods compared to net gains of $2.0 million and $3.4 million for the respective 2013 periods.

Core net operating income to common shareholders (a non-GAAP measure) decreased $2.3 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily because of lower adjusted net interest income of $2.1 million. Core net operating income to common shareholders decreased $5.5 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily because of lower adjusted net interest income of $4.4 million and higher general and administrative expenses of $0.3 million.

The discussions that follow provide details for each of these line items as well as others on the consolidated statements of comprehensive income.

Interest Income and Asset Yields

The following tables present interest income and weighted average yields by type of MBS investment for the periods indicated:

	Three Months Ended
	June 30,
	2014			2013
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$11,137	$2,508,651	1.83%	$14,889	$2,987,912	1.90%
Agency CMBS	3,211	331,274	3.62%	3,016	336,549	3.54%
Agency CMBS IO	5,103	450,087	4.28%	7,039	579,256	4.54%
Total Agency	19,451	3,290,012	2.35%	24,944	3,903,717	2.43%

Non-Agency RMBS	$166	$14,664	4.48%	$164	$13,184	4.99%
Non-Agency CMBS	5,114	364,961	5.59%	6,579	471,237	5.62%
Non-Agency CMBS IO	2,264	220,115	4.06%	1,281	112,085	4.47%
Total Non-Agency	7,544	599,740	5.00%	8,024	596,506	5.39%

Total MBS portfolio	$26,995	$3,889,752	2.76%	$32,968	$4,500,223	2.82%

	Six Months Ended
	June 30,
	2014			2013
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$23,032	$2,572,087	1.82%	$28,306	$2,777,491	1.99%
Agency CMBS	6,081	324,685	3.63%	6,049	334,177	3.58%
Agency CMBS IO	9,932	451,088	4.31%	14,757	569,845	4.84%
Total Agency	39,045	3,347,860	2.33%	49,112	3,681,513	2.57%

Non-Agency RMBS	$674	$15,123	6.70%	$304	$11,610	5.26%
Non-Agency CMBS	10,157	363,186	5.58%	13,045	463,303	5.60%
Non-Agency CMBS IO	4,021	191,694	4.12%	2,546	109,534	4.60%
Total Non-Agency	14,852	570,003	5.12%	15,895	584,447	5.41%

Total MBS portfolio	$53,897	$3,917,863	2.74%	$65,007	$4,265,960	2.96%
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

The following table presents the estimated impact of changes in average yields and average balances on the decrease in interest income for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

	Three Months Ended			Six Months Ended
	June 30, 2014 vs. June 30, 2013			June 30, 2014 vs. June 30, 2013
		Due to Change in			Due to Change in
($ in thousands)	Increase (Decrease)	Average Balance	Average Yield	Increase (Decrease)	Average Balance	Average Yield
Agency MBS	$(5,493)	$(3,722)	$(1,771)	$(10,067)	$(4,144)	$(5,923)
Non-Agency MBS	(480)	44	(524)	(1,043)	(388)	(655)
Total	$(5,973)	$(3,678)	$(2,295)	$(11,110)	$(4,532)	$(6,578)
(1) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

Our interest income from MBS decreased $6.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Approximately 62% of this decrease is due a $0.6 billion decrease in average balance of Agency MBS, and approximately 38% of this decrease is due to lower average effective yields earned on our MBS for the three months ended June 30, 2014 compared to the same period in 2013. The lower average balance resulted from the sales of MBS since June 30, 2013 and monthly cash flows received on on our MBS, the proceeds of which have not been fully reinvested due to the lack of investments with acceptable risk adjusted returns.

The lower average effective yield we earned on our investments for the three months ended June 30, 2014 compared to the same period in 2013 is primarily driven by a decreased average effective yield on our Agency and non-Agency CMBS IO. Purchases of CMBS IO in the past twelve months were at lower effective yields primarily because of the lower interest rate environment and the increasing demand for CMBS IO securities which has caused credit spreads to tighten. In addition, as discussed in "(Loss) Gain on Sale of Investments, Net", we have also sold a portion of higher yielding Agency CMBS IO as part of portfolio repositioning and to reduce exposure to prepayment risk. Our average effective yield on Agency RMBS also decreased because the weighted average coupon rate (a measure of gross interest income) on our Agency RMBS portfolio was 0.20% lower for the three months ended June 30, 2014 compared to the same period in 2013 due to purchases of Agency RMBS during the past twelve months with lower coupons and ARM interest rate resets in a lower interest rate environment.

Our interest income from MBS decreased $11.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Approximately 59% of this decrease is due to lower average effective yields earned on our MBS, and approximately 41% of this decrease is due to having a lower average balance of MBS. The average effective yield earned on our MBS for the first six months of 2014 was lower due to purchases of Agency and non-Agency CMBS IO with effective yields lower than the average effective yield earned by the portfolio held during the first six months of 2013.

The average balance of MBS for the first six months of 2014 was lower than the average balance for the same period in 2013 for the same reasons discussed above. In addition to lowering our average balance of MBS for the first six months of 2014, our sales of higher yielding non-Agency CMBS, which occurred mostly in the first quarter of 2014, also lowered the total non-Agency average effective yield for the six months ended June 30, 2014 because these sales contributed to the change in our investment mix.

The following table presents the components of our interest income by MBS investment type for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Agency MBS:
Gross interest income	$46,288	$54,671	$92,210	$106,686
Net premium amortization	(26,837)	(29,727)	(53,165)	(57,574)
Total interest income	$19,451	$24,944	$39,045	$49,112
Average balance of unamortized premium, net	$606,671	$764,846	$612,376	$744,477

Non-Agency MBS:
Gross interest income	$15,416	$12,299	$28,693	$23,907
Net premium amortization	(7,872)	(4,275)	(13,841)	(8,012)
Total interest income	$7,544	$8,024	$14,852	$15,895
Average balance of unamortized premium, net	$202,446	$94,312	$173,618	$91,702

For both the three and six months ended June 30, 2014, net premium amortization for our Agency MBS decreased $2.9 million and $4.4 million, respectively, compared to the same periods in 2013. These decreases were partially because of our lower average balance of premiums outstanding so far in 2014 as a result of increased sales and fewer purchases of Agency RMBS. In addition and as discussed in "Executive Overview", the rate at which we amortize our premiums has been slower given the lower prepayment speeds we have been experiencing since mid-2013. For the three and six months ended June 30, 2014, net premium amortization for our non-Agency MBS increased $3.6 million and $5.8 million, respectively, compared to the same periods in 2013. These increases are due to having a higher average balance of unamortized premium as a result of our increased purchases of non-Agency CMBS IO since June 30, 2013 for which we pay a higher premium.

Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs

The following table summarizes the components of interest expense as well as average balances and annualized cost of funds for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Repurchase agreements	$4,940	$6,472	$10,263	$12,587
Interest rate swap expense from cash flow hedging	—	4,693	—	8,796
Amortization of de-designated cash flow hedges (1)	1,608	—	3,896	—
Non-recourse collateralized financing and other expenses	24	281	46	519
Total interest expense	$6,572	$11,446	$14,205	$21,902

Average balance of repurchase agreements	$3,454,884	$4,042,340	$3,475,909	$3,828,518
Average balance of non-recourse collateralized financing	11,767	26,490	11,988	27,904
Average balance of borrowings	$3,466,651	$4,068,830	$3,487,897	$3,856,422
Annualized cost of funds (2)	0.75%	1.11%	0.81%	1.13%
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

The majority of the decrease in our interest expense from repurchase agreement borrowings for the three months ended June 30, 2014 compared to the same period in 2013 is due to a decrease of $0.6 billion in the average balance of outstanding repurchase agreement borrowings. In addition, and to a lesser extent, our interest expense from repurchase agreement borrowings was also impacted by a lower weighted average borrowing rate which declined approximately 7 basis points for the second quarter of 2014 compared to the second quarter of 2013. Our repurchase agreement borrowing rates have been declining as a result of the tighter spread environment and also due to our shortening of repurchase agreement maturities. In addition, ample liquidity in the financing markets has increased lender competition for balances.

The decrease in our interest expense from repurchase agreement borrowings for the six months ended June 30, 2014 compared to the same period in 2013 resulted approximately equally from the decrease in average balance of repurchase agreement borrowings of $0.4 billion as well as from the decrease in weighted average borrowing rate of approximately 7 basis points. Our average balance of repurchase agreement borrowings are lower for the three and six months ended June 30, 2014 compared to the same periods in 2013 given our smaller investment portfolio and the shift in our portfolio mix to CMBS and CMBS IO investments, of which we typically finance lower amounts.

Total interest expense shown on our consolidated statements of comprehensive income for the three and six months ended June 30, 2013 includes net periodic interest costs of our derivative instruments while they were designated as cash flow hedges. Effective June 30, 2013, management discontinued the use of cash flow hedge accounting. Subsequent to June 30, 2013, all net periodic interest costs of our derivative instruments are now recorded within "loss on derivative instruments, net" on our consolidated statements of comprehensive income instead of within "interest expense". The following table presents our total net periodic interest costs related to our derivative instruments segregated by their location on our consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Included in "interest expense" (from cash flow hedging)	$—	$4,693	$—	$8,796
Included in "(loss) gain on derivative instruments, net"	2,672	273	4,883	447
Total net periodic interest costs of derivative instruments:	$2,672	$4,966	$4,883	$9,243

We incurred lower net periodic interest costs from our derivative instruments for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, primarily because we had a lower notional balance of interest rate swaps outstanding during the 2014 periods compared to the 2013 periods.

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

	Three Months Ended
	June 30,
	2014		2013
($ in thousands)	Amount	Rate (4)	Amount	Rate (4)
GAAP interest expense/annualized cost of funds	$6,572	0.75%	$11,446	1.11%
Amortization of de-designated cash flow hedges (1)	(1,608)	(0.18)%	—	—%
Net periodic interest costs from derivative instruments (2)	2,672	0.30%	273	0.03%
Effective borrowing costs/rate	$7,636	0.87%	$11,719	1.14%

Average balance of borrowings (3)	$3,466,651		$4,068,830

	Six Months Ended
	June 30,
	2014		2013
($ in thousands)	Amount	Rate (4)	Amount	Rate (4)
GAAP interest expense/annualized cost of funds	$14,205	0.81%	$21,902	1.13%
Amortization of de-designated cash flow hedges (1)	(3,896)	(0.22)%	—	—%
Net periodic interest costs from derivative instruments (2)	4,883	0.28%	447	0.02%
Effective borrowing costs/rate	$15,192	0.87%	$22,349	1.15%

Average balance of borrowings (3)	$3,487,897		$3,856,422
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.
(2) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "(loss) gain on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.
(3) Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and non-recourse collateralized financing.
(4) Rates shown are based on annualized interest expense amounts divided by average balance of borrowings. Recalculation of annualized cost of funds and effective borrowing rates using interest expense shown in the table may not be possible because certain expense items use a 360-day year for the calculation while others use actual number of days in the year.

In summary, our GAAP interest expense/annualized cost of funds and our effective borrowing costs/rate decreased for the three and six months ended June 30, 2014 compared to those same periods in 2013, because we had lower borrowing rates on our repurchase agreement financings, lower average balances of repurchase agreement borrowings, and lower total net periodic interest costs from our derivative instruments.

Net Interest Income and Net Interest Spread

To adjust for the impact of cash flow hedge de-designation and to make our results more comparable to prior periods and to competitors using cash flow hedge accounting, management uses the non-GAAP financial measures "adjusted net interest income" and "adjusted net interest spread". These measures include total net periodic interest cost of derivative instruments in our net interest income and net interest spread. The following tables reconcile GAAP net interest income and related net interest spread to our adjusted net interest income and adjusted net interest spread for the periods indicated:

	Three Months Ended
	June 30,
	2014		2013
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$27,718	2.79%	$33,890	2.86%
GAAP interest expense	6,572	0.75%	11,446	1.11%
Net interest income/spread	21,146	2.04%	22,444	1.75%
Amortization of de-designated cash flow hedges (1)	1,608	0.18%	—	—%
Net periodic interest costs of derivative instruments (2)	(2,672)	(0.30)%	(273)	(0.03)%
Adjusted net interest income/spread	$20,082	1.92%	$22,171	1.72%

Average interest earning assets (3)	$3,944,154		$4,565,733
Average balance of borrowings (4)	$3,466,651		$4,068,830

	Six Months Ended
	June 30,
	2014		2013
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$55,359	2.77%	$66,872	3.00%
GAAP interest expense	14,205	0.81%	21,902	1.13%
Net interest income/spread	41,154	1.96%	44,970	1.87%
Amortization of de-designated cash flow hedges (1)	3,896	0.22%	—	—%
Net periodic interest costs of derivative instruments (2)	(4,883)	(0.28)%	(447)	(0.02)%
Adjusted net interest income/spread	$40,167	1.90%	$44,523	1.85%

Average interest earning assets (3)	$3,973,039		$4,333,468
Average balance of borrowings (4)	$3,487,897		$3,856,422
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.
(2) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "(loss) gain on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.
(3) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.
(4) Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and securitization financing.

Our net interest income and adjusted net interest income decreased for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to smaller average interest earning asset balances and lower effective yields earned on our investments, as discussed above under "Interest Income and Asset Yields". The impact of smaller average interest earning asset balances and lower effective yields was partially offset by lower overall annualized cost of funds and lower effective borrowing costs as discussed above under "Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs".

(Loss) Gain on Derivative Instruments, Net

For the three and six months ended June 30, 2014, "(loss) gain on derivative instruments, net" on our consolidated statement of comprehensive income includes all net periodic interests costs and changes in fair value related to our interest rate swaps and Eurodollar futures. As discussed earlier, we discontinued cash flow hedge accounting for all of our interest rate swaps effective June 30, 2013. For the three and six months ended June 30, 2013, "(loss) gain on derivative instruments, net" on our consolidated statement of comprehensive income includes net periodic interest costs and changes in fair value for three interest rate swap agreements with a notional balance of $57.0 million and a weighted average pay-fixed rate of 2.38% which we had never designated as cash flow hedges. The net periodic interest costs related to our interest rate swaps designated as cash flow hedges during the three and six months ended June 30, 2013 are included in "interest expense". The following table provides information on the components of our "(loss) gain on derivative instruments, net" for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Net periodic interest costs of derivative instruments (1)	$(2,672)	$(273)	$(4,883)	$(447)
Change in fair value of derivative instruments, net	(20,402)	11,626	(31,613)	11,783
(Loss) gain on derivative instruments, net	$(23,074)	$11,353	$(36,496)	$11,336
(1) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "(loss) gain on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.

We experienced losses on derivative instruments for the three and six months ended June 30, 2014 as a result of the overall decline in interest rates during the quarter primarily in the longer end of the Treasury and interest rate swap curves where the preponderance of our derivative instruments are economically hedging our interest rate risk.

(Loss) Gain on Sale of Investments, Net

The following tables provides information related to our (loss) gain on sale of investments, net for the periods indicated:

	Three Months Ended
	June 30,
	2014		2013
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$11,691	$(763)	$4,496	(254)
Agency CMBS	—	—	11,948	89
Agency CMBS IO	21,017	69	62,727	1,177
Non-Agency RMBS	—	—	5,631	(340)
Non-Agency CMBS	3,902	217	69,801	1,359
	$36,610	$(477)	$154,603	$2,031

	Six Months Ended
	June 30,
	2014		2013
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$68,492	$(4,289)	$4,496	(254)
Agency CMBS	—	—	13,908	81
Agency CMBS IO	21,343	88	80,960	1,530
Non-Agency RMBS	—	—	5,631	(340)
Non-Agency CMBS	9,881	417	79,374	2,405
	$99,716	$(3,784)	$184,369	$3,422

Sales of our investments occur in the ordinary course of business as a result of portfolio repositioning. We sold certain Agency RMBS during the three and six months ended June 30, 2014 that were at or near their interest rate reset date and which management expected to underperform compared to the rest of our RMBS portfolio. These sales of Agency RMBS generated losses because their effective yields were lower than what is currently available in the marketplace. We sold certain Agency CMBS IO and non-Agency CMBS during the three and six months ended June 30, 2014 because management believed that certain positions we held had a higher risk of prepayment without adequate prepayment penalty income to compensate for the risk of loss of premiums we had paid for those investments.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 were $3.8 million and comparable to the same period in 2013. These expenses for the six months ended June 30, 2014 were $7.9 million, or approximately $0.3 million higher than the same period in 2013. This increase is comprised of an increase of $0.2 million in salary and share-based compensation costs and an increase of $0.1 million for software costs related to portfolio and risk management.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements, monthly principal and interest payments we receive on our investments, unencumbered Agency MBS, and unencumbered cash. Additional sources may also include proceeds from the sale of investments, equity offerings, issuances of collateralized financings, and payments received from counterparties from interest rate swap agreements. We use our liquidity to fund our investment purchases and other operating costs, to pay down borrowings, to make payments to counterparties as required under interest rate swap agreements, and to pay dividends on our common stock.

Our available liquid assets as of June 30, 2014 were $201.2 million compared to $200.7 million as of March 31, 2014 and $208.7 million as of December 31, 2013. As of June 30, 2014, our liquid assets consist of unrestricted cash and cash equivalents of $36.8 million, $161.2 million in unencumbered Agency MBS, and $3.2 million of unrestricted cash collateral received on derivative positions. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (discussed further below). We monitor our current and forecasted available liquidity on a daily basis. Our liquid assets may fluctuate from period to period based on our investment activities and whether we have recently raised, but not yet deployed, equity capital. However, we seek to maintain sufficient liquidity based on the sensitivity analysis and debt-to-equity requirements discussed below, to support our operations and meet our anticipated liquidity needs.

We perform sensitivity analysis on our liquidity based on changes in the value of our investments due to changes in interest rates, credit spreads, lender haircuts and prepayment speeds. We also closely monitor our debt-to-invested equity ratio

(which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to seven (7) times our shareholders' equity. At the individual investment level, our targeted leverage ranges from three (3) to ten (10) times our invested equity capital depending on the investment type. The maximum targets represent fixed limits for leveraging our investment capital. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

On an enterprise-wide basis, our total liabilities decreased to 5.7 times shareholders' equity as of June 30, 2014 from 5.9 times as of March 31, 2014 and 6.2 times as of December 31, 2013. Over the last several quarters we have reduced our leverage due to the tighter credit spread environment and the resulting spread risk on our investments, and also due to the potential for increased regulatory risk and overall market risk as discussed below.

We have historically had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets in general are stable, and there is ample availability. However, these markets and the liquidity of our investments remain susceptible to exogenous shocks as was experienced in the financial crisis in 2008 and 2009. In addition, in recent quarters U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury and the Federal Reserve) have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework (and supplemental bank capital rules) and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the federal financial and banking regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability. While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

Depending on our liquidity levels, the condition of the credit markets, and other factors, we may from time to time consider the issuance of debt, equity, or other securities, or sell investments, the proceeds of which could provide additional liquidity for our operations. While we will attempt to avoid dilutive or otherwise costly issuances, depending on market conditions, in order to manage our liquidity we could be forced to issue equity or debt securities which are dilutive to our capital base or our profitability.

Repurchase Agreements

The following table presents certain quantitative information regarding our repurchase agreement borrowings for the periods indicated:

(amounts in thousands)	Balance Outstanding As of Period End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2014	$3,447,050	$3,454,884	$3,496,521
March 31, 2014	$3,485,544	$3,497,167	$3,580,997
December 31, 2013	3,580,754	3,603,477	3,675,290
September 30, 2013	3,674,850	3,836,249	4,071,773
June 30, 2013	4,071,392	4,042,340	4,255,294
March 31, 2013	3,708,255	3,612,319	3,752,000

Generally, our repurchase agreement balances outstanding as of each period end have been closely correlated to our average balances outstanding for each quarter. Since the end of the second quarter of 2013, we have been reducing our repurchase agreement borrowings through sales of assets and by not fully reinvesting principal payments received on our MBS.

The following table discloses our repurchase agreement amounts outstanding (excluding deferred costs related to our committed two-year repurchase facility) and the value of the related collateral pledged by geographic region of our counterparties as of June 30, 2014:

(amounts in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,084,165	$2,306,485
Asia	780,073	833,065
Europe	582,847	644,031
	$3,447,085	$3,783,581

Our repurchase agreement borrowings generally have a term of between one and six months and carry a rate of interest based on a spread to an index such as LIBOR. As of June 30, 2014, the weighted average original term to maturity was 70 days. Repurchase agreements are generally renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of June 30, 2014, we had 32 repurchase agreement counterparties and $3.4 billion in repurchase agreement borrowings outstanding with 23 of those counterparties at a weighted average borrowing rate of 0.54%. As of December 31, 2013, we had $3.6 billion outstanding with 22 counterparties at a weighted average borrowing rate of 0.61%.

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a "haircut" (and which we also refer to as equity at risk). As the collateral pledged is generally MBS, the fair value of the collateral can fluctuate with changes in market conditions. If the fair value of the collateral falls below the initial haircut amount, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as "margin calls". There is no minimum amount of collateral value decline required before the lender could initiate a margin call, and we typically will experience margin calls for downward fluctuations in collateral values. Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, values in Agency RMBS will also decline from the payment delay feature of those securities. Agency RMBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency RMBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac. Because these securities are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. This causes a temporary use of our liquidity to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

The following table presents the minimum weighted average haircut contractually required by our counterparties for Agency and non-Agency MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Agency MBS	6.6%	6.9%	6.8%	6.7%	6.6%
Non-Agency MBS	18.5%	19.8%	20.1%	20.0%	19.7%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of June 30, 2014 and as of December 31, 2013:

	June 30, 2014
(amounts in thousands)	Amount Outstanding	Equity at risk
Well Fargo Bank, N.A. and affiliates (1)	$233,351	$58,637
JP Morgan Securities, LLC	331,781	54,982
South Street Financial Corporation	566,029	30,155
Credit Suisse Securities LLC	193,734	27,776
Bank of America Securities LLC	211,418	23,786
Remaining counterparties	1,910,772	141,160
	$3,447,085	$336,496

	December 31, 2013
(amounts in thousands)	Amount Outstanding	Equity at risk
Well Fargo Bank, N.A. and affiliates (1)	$371,753	$91,769
JP Morgan Securities, LLC	240,024	39,397
South Street Financial Corporation	601,354	29,331
Credit Suisse Securities LLC	210,861	25,093
Bank of America Securities LLC	226,768	23,886
Remaining counterparties	1,930,237	102,797
	$3,580,997	$312,273
(1) Amount excludes deferred costs related to our committed two-year repurchase facility with Wells Fargo Bank National which had a remaining balance of less than $0.1 million as of June 30, 2014 and $0.2 million as of December 31, 2013, respectively.

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

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We have one repurchase agreement lender which requires that we maintain our enterprise level leverage as of quarter end at less than 7 times our shareholders' equity. Our overall debt was 5.7 times our shareholders' equity as of June 30, 2014.

Derivatives

Our interest rate derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline we will have to post collateral with the counterparty, and, as interest rates increase, the counterparty will deposit collateral with us or return our collateral (typically when the amount of collateral required to be posted exceeds a certain dollar amount). As of June 30, 2014, we had Agency MBS with a fair value of $2.7 million posted as credit support under these agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2014:

(amounts in thousands)	Payments due by period
Contractual Obligations: (1) (2)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Securitization financing (3)	$12,277	$3,158	$4,266	$2,455	$2,398
Operating lease obligations	1,042	119	200	206	517
Total	$13,319	$3,277	$4,466	$2,661	$2,915
(1) Amounts shown exclude interest obligations as those amounts are not significant.
(2) Amounts outstanding under our repurchase agreements are excluded from the table because these amounts represent short-term financing. All amounts outstanding under our repurchase agreements as of June 30, 2014 are due within 180 days.
(3) Represents financing that is non-recourse to us as the debt is payable solely from loans and securities pledged as collateral. Payments due by period were estimated based on the principal repayments forecasted for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

Off-Balance Sheet Arrangements

As of June 30, 2014, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements. Please refer to Note 1 of our "Notes to the Unaudited Consolidated Financial Statements" for information regarding ASU No. 2014-11 and ASU No. 2014-12.

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

Effect of Changes in Interest Rates on Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of June 30, 2014 based on an instantaneous parallel shift in market interest rates as set forth in the table and assumes the following:

•
The "percentage change in adjusted net interest income" included in the table below includes the anticipated impact of changes in expected prepayment speeds on our investments and also assumes that net proceeds received from pay downs on the portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of June 30, 2014 and at yields consistent with those as of June 30, 2014 adjusted for the parallel shift in the rates below.

•
The "percentage change in market value" included in the table below is based on the immediate change in market value of the investment portfolio based on the instantaneous shift in market interest rates. The projections for market value do not assume any change in credit spreads.

We are presenting only a -50 basis point parallel shift in interest rates given the low level of absolute rates at June 30, 2014. Changes in types of investments, changes in future interest rates, changes in credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. In addition, declines in market value of our investments and derivative instruments may occur from changes in market expectations on future interest rates and/or Federal Reserve monetary policy which are not modeled in the table below. Other factors will also impact the amounts set forth below, such as whether we raise additional capital or change our investment allocations or strategies. Accordingly, amounts shown below could differ materially from actual results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in adjusted net interest income (1)	Percentage change in market value (2)
+100	(21.7)%	(1.28)%
+50	(9.7)%	(0.59)%
-50	1.6%	0.40%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

Over the past twelve months, we have shifted a portion of our hedging instruments from interest rate swaps into Eurodollar futures given our view on FOMC Policy. The Eurodollar futures are forward starting instruments with effective dates beginning in 2016 whereas the interest rate swaps they replaced were current pay. This shift to forward starting Eurodollar contracts has increased our sensitivity to changes in short-term interest rates as reflected in the table above.
Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. The table below shows the projected change in market value of our investment portfolio net of hedges for changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of June 30, 2014.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in market value
0	+25	(0.03)%
+10	+50	(0.17)%
+10	+75	(0.26)%
+25	+75	(0.37)%
+25	0	(0.21)%
+50	0	(0.44)%
-10	-50	0.05%

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of June 30, 2014:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.4% to 10.0%	87.7%	1.0%	0.5%
>10.0% to 11.0%	9.1%	2.0%	16.7%
>11.0% to 12.1%	3.2%	5.0%	82.8%
	100.0%		100.0%

Market Value Risk

Market value risk generally represents the risk of loss in value of our investment securities and derivatives due to fluctuations in interest rates, prepayment rates and credit spreads. Securities in our investment portfolio and derivative instruments are reflected at their estimated fair value on our consolidated balance sheet. Changes in the fair value of our derivative instruments are recorded within "net income" on our consolidated statement of comprehensive income while changes in the fair value of our investments are recorded within "other comprehensive income" on our consolidated statement of comprehensive income. As demonstrated in the tables above in the discussion of interest rate risk, in a rising interest rate environment, the fair value of our securities tends to decrease; conversely, in a decreasing interest rate environment, the fair value of our securities tends to increase. The fair value of our securities will also fluctuate due to changes in credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, actual or expected credit performance, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we may not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.

Fluctuations in credit spreads typically vary based on the type of investments. In general, credit spreads will have less volatility for Agency MBS than non-Agency MBS. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of June 30, 2014:

Basis Point Change in Market Credit Spreads	Percentage change in market value
+50	(1.8)%
+25	(0.9)%
-25	0.9%
-50	1.8%

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

	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$39,627	3.00%	$37,353	3.02%	$42,082	2.97%	$35,943	2.91%
13-24 MTR	5,237	4.05%	9,210	3.64%	11,234	3.73%	19,583	3.80%
25-60 MTR	42,460	3.44%	46,756	3.50%	46,419	3.66%	6,894	3.66%
> 60 MTR	45,028	3.00%	46,591	3.00%	54,496	2.99%	99,961	3.00%
Fixed rate	(10)	2.51%	(11)	2.51%	(11)	2.51%	(11)	2.51%
Total premium, net	$132,342	3.16%	$139,899	3.20%	$154,220	3.22%	$162,370	3.26%
Par/notional balance	$2,360,799		$2,438,133		$2,591,568		$2,723,084
Premium, net as a % of par value	5.6%		5.7%		6.0%		6.0%

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

Without these prepayment protection provisions, prepayment risk on CMBS IO would be particularly acute as these investments have no principal balance (interest payments are based on the notional amount of the underlying commercial loans) and therefore are all premium. Prepayment protection and compensation provisions generally, but not always, differ by the type of GSE issuing the MBS. The majority of our Agency CMBS IO are issued by Freddie Mac which generally have initial prepayment lock-outs followed by a defeasance period which generally extends to within six months of the stated maturities of the underlying loans. The following table details the fair value of our Agency CMBS IO portfolio by GSE as of the end of the past four quarters:

(amounts in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Fannie Mae	$47,340	$68,587	$70,288	$73,214
Freddie Mac	323,970	325,447	312,089	309,147
Ginnie Mae	76,190	77,211	77,950	93,247
	$447,500	$471,245	$460,327	$475,608

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

Almost all of our non-Agency securities are CMBS and CMBS IO. Of the $401.3 million in non-Agency CMBS as of June 30, 2014, approximately $268.4 million is invested in mezzanine tranches on multifamily securities issued, but not guaranteed, by Freddie Mac. The credit characteristics of these securities are considered favorable by management because the performance of the underlying loans has been very good in large part due to the strict underwriting requirements of this program. The balance of non-Agency CMBS investments are generally in new issue securities issued by large financial institutions. See further discussion of our non-Agency CMBS under "Financial Condition" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Non-Agency CMBS IOs have no principal balance but the income we earn on these investments is based on a referenced pool of commercial mortgage loans. The performance of these IOs is dependent in large measure on the credit performance of the pool of loans. We invest in non-Agency CMBS IOs only where we are comfortable with the credit profile of the loans and can monitor their credit performance.

The following table presents information on our non-Agency MBS by credit rating as of June 30, 2014:

	June 30, 2014
(amounts in thousands)	CMBS	CMBS IOs	RMBS	Weighted average
AAA	$9,020	$273,587	$—	41.0%
AA	82,485	1,240	—	12.1%
A (1)	259,864	—	—	37.7%
Below A or not rated (1)	49,939	—	13,593	9.2%
	$401,308	$274,827	$13,593	100.0%
(1) Please refer to the "Non-Agency" section within "Financial Condition" contained within Item 2 of this Quarterly Report on Form 10-Q for additional information regarding non-Agency MBS with credit ratings less than AA at the time of purchase.

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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to the putative class action lawsuit that was filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”), and to which GLS Capital, Inc. and the Company are named defendants (as such lawsuit is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013), on June 30, 2014, the Court dismissed with prejudice the plaintiffs’ complaint in its entirety. We expect plaintiffs to appeal the Court's dismissal.

There have been no material changes during the three or six months ended June 30, 2014 for the legal proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2013 other than those disclosed above.

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

There were no repurchases of the Company's common stock during the three months ended June 30, 2014.

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statements of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 11, 2014	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	August 11, 2014	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)