Form 10-Q/A
period 2014-03-31
DYNEX CAPITAL INC
filed 2014-08-20
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1549373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia	23060-9245
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 of Dynex Capital, Inc. (the “Company”) filed on May 12, 2014 (the “Original Filing”) is being filed to correct the below-described inadvertent typographical errors in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Exhibits 31.1, 31.2 and 32.1 of the Original Filing:

•
Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”: The percentages in the second column of the first table under the heading “Interest Rate Risk-Effect of Changes in Interest Rates on Net Interest Income and Market Value” were erroneously given as (12.5)% instead of the correct percentage of (19.1)% for the +100 basis point shift scenario, (1.6)% instead of the correct percentage of (8.2)% for the +50 basis point shift scenario, and 8.0% instead of the correct percentage of 1.4% for the -50 basis point shift scenario;

•
Exhibits 31.1 and 31.2: The first numbered paragraph in each of Exhibit 31.1 and 31.2 erroneously referred to “this Annual Report on Form 10-K” instead of referring to “this Quarterly Report on Form 10-Q;” and

•
Exhibit 32.1: The exhibit erroneously referred to “the Annual Report on Form 10-K of Dynex Capital, Inc. (the “Company”) for the fiscal year ended March 31, 2014” instead of referring to “the Quarterly Report on Form 10-Q of Dynex Capital, Inc. (the “Company”) for the fiscal quarter ended March 31, 2014.”

In order to comply with requirements of the Securities and Exchange Commission applicable to the filing of this Amendment, we are including the entirety of the Quarterly Report on Form 10-Q in the Amendment. Other than as expressly set forth above, however, this Amendment does not, and does not purport to, update or change the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed. The Amendment continues to speak as of the date of the Original Filing.

i

DYNEX CAPITAL, INC.
FORM 10-Q/A

ii

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

Parallel Shift in Interest Rates	Percentage change in adjusted net interest income (1)	Percentage change in market value (2)
+100	(19.1)%	(1.5)%
+50	(8.2)%	(0.7)%
0	—%	—%
-50	1.4%	0.5%

(1)	Includes changes in interest expense from the financings for our investments as well as our derivative instruments.

(2)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

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

DYNEX CAPITAL, INC.

Date:	August 20, 2014	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	August 20, 2014	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)