Form 10-Q
period 2014-09-30
DYNEX CAPITAL INC
filed 2014-11-10
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Yes           ☐           No           ☒

On November 3, 2014, the registrant had 54,736,663 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	1

		Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	2

		Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2014 (unaudited)	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	4

		Notes to the Unaudited Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

	Item 4.	Controls and Procedures	54

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	55

	Item 1A.	Risk Factors	55

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 3.	Defaults Upon Senior Securities	56

	Item 4.	Mine Safety Disclosures	56

	Item 5.	Other Information	56

	Item 6.	Exhibits	57

SIGNATURES			58

i

PART I.	FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $3,420,668 and $3,873,584, respectively)	$3,615,393	$4,018,161
Mortgage loans held for investment, net	41,454	55,423
Cash and cash equivalents	56,639	69,330
Restricted cash	32,755	13,385
Derivative assets	7,297	18,488
Receivable for securities sold	16,321	—
Principal receivable on investments	11,124	12,999
Accrued interest receivable	20,986	21,703
Other assets, net	11,542	7,648
Total assets	$3,813,511	$4,217,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,150,254	$3,580,754
Payable for unsettled mortgage-backed securities	—	10,358
Non-recourse collateralized financing	11,194	12,914
Derivative liabilities	18,058	6,681
Accrued interest payable	1,492	2,548
Accrued dividends payable	15,621	16,601
Other liabilities	2,845	1,405
Total liabilities	3,199,464	3,631,261

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 54,734,817 and 54,310,484 shares issued and outstanding, respectively	547	543
Additional paid-in capital	763,228	761,550
Accumulated other comprehensive income (loss)	16,462	(33,816)
Accumulated deficit	(275,848)	(252,059)
Total shareholders' equity	614,047	585,876
Total liabilities and shareholders’ equity	$3,813,511	$4,217,137
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Mortgage-backed securities	$25,207	$30,820	$79,104	$95,827
Mortgage loans held for investment	793	846	2,255	2,711
	26,000	31,666	81,359	98,538
Interest expense:
Repurchase agreements	6,028	8,477	20,187	29,860
Non-recourse collateralized financing	30	241	76	760
	6,058	8,718	20,263	30,620

Net interest income	19,942	22,948	61,096	67,918
Provision for loan losses	—	—	—	(261)
Gain (loss) on derivative instruments, net	4,842	(24,019)	(31,654)	(12,683)
Gain (loss) on sale of investments, net	9,057	(825)	5,273	2,597
Fair value adjustments, net	42	150	162	(590)
Other income, net	897	748	1,108	761
General and administrative expenses:
Compensation and benefits	(2,351)	(2,282)	(7,232)	(6,948)
Other general and administrative	(1,563)	(1,347)	(4,620)	(4,284)
Net income (loss)	30,866	(4,627)	24,133	46,510
Preferred stock dividends	(2,294)	(2,294)	(6,882)	(5,608)
Net income (loss) to common shareholders	$28,572	$(6,921)	$17,251	$40,902

Other comprehensive income:
Change in fair value of available-for-sale investments	$(6,867)	$(2,671)	$50,212	$(112,037)
Reclassification adjustment for (gain) loss on sale of investments, net	(9,057)	825	(5,273)	(2,597)
Change in fair value of cash flow hedges	—	—	—	16,381
Reclassification adjustment for cash flow hedges (including de-designated hedges)	1,442	2,583	5,339	11,379
Total other comprehensive (loss) income	(14,482)	737	50,278	(86,874)
Comprehensive income (loss) to common shareholders	$14,090	$(6,184)	$67,529	$(45,972)

Weighted average common shares - basic and diluted	54,731	54,904	54,690	54,728
Net income (loss) per common share - basic and diluted	$0.52	$(0.13)	$0.32	$0.75
Dividends declared per common share	$0.25	$0.27	$0.75	$0.85
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance as of December 31, 2013	$109,658	$543	$761,550	$(33,816)	$(252,059)	$585,876
Stock issuance	—	1	215	—	—	216
Granting and vesting of restricted stock	—	4	2,041	—	—	2,045
Amortization of stock issuance costs	—	—	(72)	—	—	(72)
Adjustments for tax withholding on share-based compensation	—	(1)	(506)	—	—	(507)
Net income	—	—	—	—	24,133	24,133
Dividends on preferred stock	—	—	—	—	(6,882)	(6,882)
Dividends on common stock	—	—	—	—	(41,040)	(41,040)
Other comprehensive income	—	—	—	50,278	—	50,278
Balance as of September 30, 2014	$109,658	$547	$763,228	$16,462	$(275,848)	$614,047
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$24,133	$46,510
Adjustments to reconcile net income to cash provided by operating activities:
Decrease in accrued interest receivable	717	906
Decrease in accrued interest payable	(1,056)	(462)
Provision for loan losses	—	261
Loss on derivative instruments, net	31,654	12,683
Gain on sale of investments, net	(5,273)	(2,597)
Fair value adjustments, net	(162)	590
Amortization of investment premiums, net	104,293	97,860
Other amortization and depreciation	7,007	4,398
Stock-based compensation expense	2,045	1,762
Other operating activities	(3,708)	(3,907)
Net cash and cash equivalents provided by operating activities	159,650	158,004
Investing activities:
Purchase of investments	(457,008)	(1,325,082)
Principal payments received on investments	404,464	742,551
Proceeds from sales of investments	376,278	327,962
Principal payments received on mortgage loans held for investment, net	14,150	10,775
Net payments on derivatives not designated as hedges	(9,086)	(23,644)
Other investing activities	(8)	5,402
Net cash and cash equivalents provided by (used in) investing activities	328,790	(262,036)
Financing activities:
(Repayments of) borrowings under repurchase agreements, net	(430,743)	110,409
Principal payments on non-recourse collateralized financing	(1,753)	(9,502)
Increase in restricted cash	(19,370)	(15,849)
Proceeds from issuance of preferred stock	—	54,251
Proceeds from issuance of common stock, net of issuance costs	144	7,375
Cash paid for repurchases of common stock	—	(5,965)
Payments related to tax withholding for share-based compensation	(507)	(545)
Dividends paid	(48,902)	(52,343)
Net cash and cash equivalents (used in) provided by financing activities	(501,131)	87,831

Net decrease in cash and cash equivalents	(12,691)	(16,201)
Cash and cash equivalents at beginning of period	69,330	55,809
Cash and cash equivalents at end of period	$56,639	$39,608
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$15,703	$22,065
See notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2014. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current year’s presentation. The Company's consolidated balance sheet as of December 31, 2013 now presents its "securitized mortgage loans, net" and "other investments, net" together as "mortgage loans held for investment, net". In addition, the Company has combined the presentation of its consolidated statements of income and its consolidated statements of other comprehensive income together as one financial statement which is now titled "consolidated statements of comprehensive income". The Company's "interest income - securitized mortgage loans" and "interest income-other investments" on its consolidated statements of income for the three and nine months ended September 30, 2013 is now presented together as "interest income-mortgage loans held for investment" on its consolidated statements of comprehensive income for the three and nine months ended September 30, 2013. These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries and variable interest entities for which it is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Codification ("ASC") Topic 810, the Company consolidates certain trusts through which it has securitized mortgage loans as a result of not meeting the sale criteria under GAAP at the time the financial assets were transferred to the trust. Additional information regarding the accounting policy for its securitized mortgage loans is provided below under "Mortgage Loans Held for Investment, Net".

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to stockholders after consideration of its net operating loss carryforward and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC Topic 740. The Company records these liabilities, if any, to the extent they are deemed more likely than not to have been incurred.
Mortgage-Backed Securities

In accordance with ASC Topic 320, the Company has designated its investments in MBS as available-for-sale ("AFS"). All of the Company’s MBS are recorded at fair value on the consolidated balance sheet. Changes in fair value for the Company's AFS securities are reported in other comprehensive income ("OCI") until each security is collected, disposed of, or determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income ("AOCI") into net income as a realized "gain (loss) on sale of investments, net" using the specific identification method.

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

The Company holds non-Agency MBS that were rated less than 'AA' at the time of purchase by at least one national rating agency. These non-Agency MBS were purchased at discounts to their par value, which management does not believe to be substantial. The Company accretes the discount into income over the security's expected life, which reflects management's estimate of the security's projected cash flows in accordance with ASC Topic 325-40. Future changes in the timing of projected cash flows or differences arising between projected cash flows and actual cash flows received may result in a prospective change in the effective yield on those securities.

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from third-party pricing services and broker quotes. The remainder of the Company's MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security's coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancements as well as certain other relevant information. Refer to Note 7 for further discussion of MBS fair value measurements.

Other-than-Temporary Impairment. MBS is considered impaired when its fair value is less than its amortized cost. The Company evaluates all of its impaired MBS for other-than-temporary impairments ("OTTI") on at least a quarterly basis. An impairment is considered other-than-temporary if: (1) the Company intends to sell the MBS; (2) it is more likely than not that the Company will be required to sell the MBS before its fair value recovers; or (3) the Company does not expect to recover the full

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

amortized cost basis of the MBS. If either of the first two conditions is met, the entire amount of the impairment is recognized in earnings. If the impairment is solely due to the inability to fully recover the amortized cost basis, the security is further analyzed to quantify any credit loss, which is the difference between the present value of cash flows expected to be collected on the MBS and its amortized cost. The credit loss, if any, is then recognized in earnings, while the balance of impairment related to other factors is recognized in other comprehensive income.

Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Any subsequent recoveries in fair value may be accreted back into the amortized cost basis of the MBS on a prospective basis through interest income. Please see Note 3 for additional information related to the Company's evaluation for OTTI.

Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net consist of mortgage loans originated or purchased by the Company from 1992-1998, and these mortgage loans are reported at amortized cost in accordance with ASC Topic 310-10. Substantially all of these loans have been pledged as collateral to support the repayment of securitization financing bonds issued by the Company. The associated securitization financing bonds are treated as debt of the Company and are presented as "non-recourse collateralized financing" on the consolidated balance sheet. Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture. An allowance has been established for currently existing and probable losses on the Company's mortgage loans held for investment.

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

Derivative Instruments

The Company's derivative instruments, which currently include interest rate swaps and Eurodollar futures, are accounted for in accordance with ASC Topic 815, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. All periodic interest costs and other changes in fair value, including gains and losses recognized upon termination, associated with derivative instruments are recorded in "gain (loss) on derivative instruments, net" on the Company's consolidated statement of comprehensive income.

Effective June 30, 2013, the Company discontinued cash flow hedge accounting for derivative instruments which had previously been accounted for as cash flow hedges under ASC Topic 815. Activity up to and including June 30, 2013 for those agreements previously designated as cash flow hedges was recorded in accordance with cash flow hedge accounting as prescribed by ASC Topic 815, which states that the effective portion of the hedge relationship on an instrument designated as a cash flow hedge is reported in the current period's other comprehensive income while the ineffective portion is immediately reported as a component of the current period’s net income. The balance remaining in AOCI related to the de-designated cash flow hedges is amortized into the Company's net income as a portion of "interest expense" over the remaining life of the interest rate swap agreements. Subsequent to June 30, 2013, changes in the fair value of the Company's derivative instruments, plus periodic settlements, are recorded in the Company's net income as a portion of "gain (loss) on derivative instruments, net".

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

this risk by limiting its counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

Although MBS have characteristics that meet the definition of a derivative instrument, ASC 815 specifically excludes these instruments from its scope because they are accounted for as debt securities under ASC 320.

Share-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan ("SIP"), the Company may grant share-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units. The Company's restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders' equity as required by ASC Topic 718. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the share-based based award. None of the Company's restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock.

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

The Company has not been named as a party to any additional legal proceedings during the three or nine months ended September 30, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. All of the Company's repurchase agreement transactions are accounted for as secured borrowings; therefore the accounting changes required by ASU No. 2014-11 do not impact the Company's consolidated financial statements. ASU No. 2014-11 also requires two additional disclosures about repurchase agreements and other similar transactions. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The Company does not account for any of its repurchase agreement transactions as sales; therefore this new disclosure does not impact the Company's current disclosures. The second disclosure requires the following disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings: a disaggregation of the gross obligation by the class of collateral pledged;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

the remaining contractual tenor of the agreements; and a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. The Company already provides these disclosures in its "Notes to the Unaudited Consolidated Financial Statements" and within "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. The amendments provided in ASU No. 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. ASU No. 2014-11 will not have a material impact on the Company's consolidated financial statements.

In addition, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company has not issued and does not anticipate issuing any share-based payments with terms that require a performance-based target; therefore this ASU will not have an impact on the Company's consolidated financial statements.

The FASB issued ASU No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate the difference in the fair value of the financial assets of a collateralized financing entity, as determined under GAAP, when they differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. When the measurement alternative is elected, both the financial assets and the financial liabilities of the collateralized financing entity should be measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The amendments clarify that when the measurement alternative is elected, a reporting entity's consolidated net income (loss) should reflect the reporting entity's own economic interests in the collateralized financing entity, including; (1) changes in the fair value of the beneficial interests retained by the reporting entity, and (2) beneficial interests that represent compensation for services. The measurement alternative provided in ASU No. 2014-13 may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. The amendments may also be applied retrospectively to all relevant prior periods beginning with the annual period in which ASU No. 2009-17 was initially adopted. ASU No. 2014-13 is effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted as of the beginning of an annual period. Management has evaluated ASU No. 2014-13 and has determined that if the Company elects to adopt this measurement alternative in the future for its currently existing consolidated collateralized financing entity, it will not have a material impact on the Company's consolidated financial statements.

The FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance about management's responsibility under GAAP to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Specifically, the ASU (1) provides a definition of the term "substantial doubt", (2) requires an evaluation by management every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management's plans, (4) requires certain disclosures when substantial doubt exists regardless of the success of any mitigating plans or actions, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management intends to comply with the requirements set forth in ASU No. 2014-15.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is presented on both a basic and diluted basis. The Company does not currently have any potentially dilutive securities outstanding. Because the Company's Series A Cumulative Redeemable Preferred Stock and Series B Cumulative Redeemable Preferred Stock are redeemable at the Company's option for cash only, and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net income (loss) per common share. Holders of unvested shares of the Company's issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC 260-10 and therefore are included in the computation of basic net income (loss) per share using the two-class method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share of restricted stock is converted to one equal share of common stock.

The following table presents the calculation of the numerator and denominator for both basic and diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended
	September 30, 2014		September 30, 2013
	Net Income	Weighted-Average Common Shares	Net Loss	Weighted- Average Common Shares
Net income (loss)	$30,866		$(4,627)
Preferred stock dividends	(2,294)		(2,294)
Net income (loss) to common shareholders	28,572	54,731,414	(6,921)	54,903,637
Effect of dilutive instruments	—	—	—	—
Diluted net income (loss) to common shareholders	$28,572	54,731,414	$(6,921)	54,903,637
Net income (loss) per common share:
Basic and diluted		$0.52		$(0.13)

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Net Income	Weighted-Average Common Shares	Net Income	Weighted- Average Common Shares
Net income (loss)	$24,133		$46,510
Preferred stock dividends	(6,882)		(5,608)
Net income (loss) to common shareholders	17,251	54,689,762	40,902	54,727,950
Effect of dilutive instruments	—	—	—	—
Diluted net income (loss) to common shareholders	$17,251	54,689,762	$40,902	54,727,950
Net income (loss) per common share:
Basic and diluted		$0.32		$0.75

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables present the components and weighted average coupon ("WAC") for the portion of the Company’s MBS designated as AFS as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC
Agency:
RMBS	$2,200,149	$120,667	$2,320,816	$7,593	$(31,105)	$2,297,304	3.14%
CMBS	305,566	19,186	$324,752	13,803	(224)	338,331	5.22%
CMBS IO (1)	—	400,886	$400,886	10,944	(113)	411,717	0.83%
Total Agency AFS:	$2,505,715	$540,739	$3,046,454	$32,340	$(31,442)	$3,047,352

Non-Agency:
RMBS	$9,522	$(4)	$9,518	$118	$(81)	$9,555	4.20%
CMBS	266,596	(12,374)	254,222	16,397	(346)	270,273	4.89%
CMBS IO (1)	—	282,890	282,890	5,636	(313)	288,213	0.69%
Total non-Agency AFS:	$276,118	$270,512	$546,630	$22,151	$(740)	$568,041

Total AFS securities	$2,781,833	$811,251	$3,593,084	$54,491	$(32,182)	$3,615,393

(1)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $9,461,823 and $7,246,832, respectively, as of September 30, 2014.

	December 31, 2013
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC
Agency:
RMBS	$2,591,568	$154,220	$2,745,788	$6,104	$(59,742)	$2,692,150	3.22%
CMBS (1)	273,830	19,061	292,891	10,793	(900)	302,784	5.07%
CMBS IO (2)	—	453,766	453,766	9,895	(3,334)	460,327	0.83%
Total Agency AFS:	2,865,398	627,047	3,492,445	26,792	(63,976)	3,455,261

Non-Agency:
RMBS	13,845	(338)	13,507	338	(80)	13,765	4.61%
CMBS	375,703	(18,277)	357,426	15,366	(3,511)	369,281	5.10%
CMBS IO (2)	—	150,518	150,518	2,618	(1,999)	151,137	0.66%
Total non-Agency AFS:	389,548	131,903	521,451	18,322	(5,590)	534,183

Total AFS securities	$3,254,946	$758,950	$4,013,896	$45,114	$(69,566)	$3,989,444

(1)
As of December 31, 2013, the Company had Agency CMBS with an amortized cost of $26,920 and fair value of $28,717 which were designated as trading securities and are not included in this table. The Company changed the designation of these Agency CMBS to AFS during the three months ended June 30, 2014. Changes in the fair value of these MBS while they were designated as trading were recognized in net income within "fair value adjustments, net". Changes in the fair value of these MBS, which are now designated as AFS, are recognized in "other comprehensive income". As of September 30, 2014, the Company does not have any MBS designated as trading.

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $10,160,502 and $4,274,957, respectively, as of December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The following table presents certain information for those Agency MBS in an unrealized loss position as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$155,501	$(1,142)	25	$1,912,937	$(43,543)	150
Non-Agency MBS	74,239	(427)	17	162,558	(5,435)	39

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$1,701,638	$(30,299)	129	$670,402	$(20,433)	67
Non-Agency MBS	31,348	(313)	8	6,310	(155)	6

Because the principal and interest related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2014 and December 31, 2013 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of September 30, 2014 or December 31, 2013.

NOTE 4 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of September 30, 2014 and December 31, 2013 by the fair value and type of securities pledged as collateral:

	September 30, 2014
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,081,924	0.36%	2,168,095
Agency CMBS	258,024	0.33%	302,352
Agency CMBS IOs	351,518	0.94%	411,686
Non-Agency RMBS	7,724	1.67%	8,803
Non-Agency CMBS	198,203	1.16%	240,802
Non-Agency CMBS IO	242,458	1.03%	288,202
Securitization financing bonds	10,403	1.50%	11,885
	$3,150,254	0.53%	$3,431,825

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

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

The combined weighted average original term to maturity for the Company’s repurchase agreements was 106 days as of September 30, 2014 compared to 114 days as of December 31, 2013. The following table provides a summary of the original maturities as of September 30, 2014 and December 31, 2013:

Original Maturity	September 30, 2014	December 31, 2013
Less than 30 days	$574,164	$4,736
30 to 90 days	566,959	1,176,631
91 to 180 days	1,514,454	1,439,225
181 to 364 days	329,232	960,405
1 year or longer	165,445	—
Deferred costs	—	(243)
	$3,150,254	$3,580,754

As of September 30, 2014, shareholders' equity at risk did not exceed 10% for any of the Company's counterparties. The Company had $131,275 of its repurchase agreement balance as of September 30, 2014 outstanding under a two-year repurchase facility with Wells Fargo Bank National Association. This facility provides an aggregate maximum borrowing capacity of $250,000 and matures on August 6, 2015, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of September 30, 2014 was 1.06%.

As of September 30, 2014, the Company had repurchase agreement amounts outstanding with 21 of its 33 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of September 30, 2014.

Please see Note 6 for the Company's disclosures related to offsetting assets and liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 5 – DERIVATIVES

     The Company utilizes derivative instruments to economically hedge a portion of its exposure to market risks, primarily interest rate risk. The Company primarily uses pay-fixed interest rate swaps and Eurodollar contracts to hedge its exposure to changes in interest rates and uses receive-fixed interest rate swaps to offset a portion of its pay-fixed interest rate swaps in order to manage its overall hedge position. The objective of the Company's risk management strategy is to mitigate declines in book value resulting from fluctuations in the fair value of the Company's assets from changing interest rates and to protect the Company's earnings from rising interest rates. Please refer to Note 1 for information related to the Company's accounting policy for its derivative instruments.

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

	September 30, 2014
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$6,958	$800,000	$(437)	$150,000
Eurodollar futures (1)	339	3,900,000	(17,621)	12,700,000
Total	$7,297	$4,700,000	$(18,058)	$12,850,000

	December 31, 2013
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$18,488	$575,000	$(1,336)	$215,000
Eurodollar futures (1)	—	—	(5,345)	9,000,000
Total	$18,488	$575,000	$(6,681)	$9,215,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2015 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $1,300,000 as of September 30, 2014 and $1,175,000 as of December 31, 2013.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of September 30, 2014:

Remaining Maturity	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted-Average Rate(1)	Receive Fixed Interest Rate Swaps	Receive-Fixed Weighted-Average Rate
37-48 months	$185,000	0.92%	$—	—%
49-60 months	235,000	1.45%	250,000	1.91%
61-72 months	25,000	1.61%	—	—%
73-84 months	50,000	2.20%	—	—%
85-96 months	—	—%	—	—%
97-108 months	30,000	1.93%	—	—%
109-120 months	150,000	2.17%	25,000	2.71%

The following table summarizes the volume of activity related to derivative instruments for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

For the nine months ended September 30, 2014:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$—	$275,000	$—	$275,000
Pay-fixed interest rate swaps	790,000	75,000	(190,000)	675,000
Eurodollar futures	9,000,000	7,600,000	—	16,600,000
	$9,790,000	$7,950,000	$(190,000)	$17,550,000

The table below provides detail of the Company's "gain (loss) on derivative instruments, net" by type of interest rate derivative for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2014	2013	2014	2013
Receive-fixed interest rate swaps	$339	$—	$339	$—
Pay-fixed interest rate swaps	646	(6,225)	(20,056)	5,111
Eurodollar futures	3,857	(17,794)	(11,937)	(17,794)
Gain (loss) on derivative instruments, net	$4,842	$(24,019)	$(31,654)	$(12,683)

Effective June 30, 2013, the Company de-designated certain interest rate swap agreements as cash flow hedges under ASC Topic 815. There is a net unrealized loss of $4,026 remaining in AOCI on the Company's consolidated balance sheet as of September 30, 2014 which represents the activity related to these interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. All forecasted transactions associated with interest rate swap agreements previously designated as cash flow hedges are expected to occur. No amounts have been reclassified to net income in any period in connection with forecasted transactions that are no longer considered probable of occurring. The Company estimates the portion of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to net income within the next 12 months is $4,156.

The table below describes the components of the reclassification adjustments out of AOCI related to certain interest rate swaps that were formerly designated as cash flow hedges and recognized as a portion of "interest expense" on the Company statements of comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reclassification adjustment due to amortization of de-designated cash flow hedges	$1,442	$2,583	$5,339	$2,583
Reclassification adjustment due to recognition of interest expense from cash flow hedges	—	—	—	8,796
Total reclassification adjustment related to cash flow hedges	$1,442	$2,583	$5,339	$11,379

Many of the Company's interest rate swaps were entered into under bilateral agreements which contain various covenants related to the Company’s credit risk. Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default under the bilateral agreement. Additionally, these agreements allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income excluding derivative gains and losses greater than one dollar as measured on a rolling two quarter basis. These

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations. The Company was in compliance with all covenants under bilateral agreements on September 30, 2014.
Please see Note 6 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 6 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2014 and December 31, 2013:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2014:
Derivative assets	$7,297	$—	$7,297	$(478)	$(2,672)	$4,147

December 31, 2013:
Derivative assets	$18,488	$—	$18,488	$(193)	$(12,141)	$6,154

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2014:
Derivative liabilities	$18,058	$—	$18,058	$(777)	$(17,281)	$—
Repurchase agreements	3,150,254	—	3,150,254	(3,150,254)	—	—
	$3,168,312	$—	$3,168,312	$(3,151,031)	$(17,281)	$—

December 31, 2013:
Derivative liabilities	$6,681	$—	$6,681	$(1,299)	$(5,382)	$—
Repurchase agreements	3,580,754	—	3,580,754	(3,580,754)	—	—
	$3,587,435	$—	$3,587,435	$(3,582,053)	$(5,382)	$—

(1)
Amount disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the asset or liability presented in the balance sheet. The fair value of the actual collateral received by or posted to the same counterparty may exceed the amounts presented.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

The following table presents the fair value of the Company’s assets and liabilities presented on its consolidated balance sheets, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2014
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,615,393	$—	$3,563,819	$51,574
Derivative assets	7,297	339	6,958	—
Total assets carried at fair value	$3,622,690	$339	$3,570,777	$51,574
Liabilities:
Derivative liabilities	$18,058	$17,621	$437	$—
Total liabilities carried at fair value	$18,058	$17,621	$437	$—

	December 31, 2013
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$4,018,161	$—	$3,944,681	$73,480
Derivative assets	18,488	—	18,488	—
Total assets carried at fair value	$4,036,649	$—	$3,963,169	$73,480
Liabilities:
Derivative liabilities	$6,681	$5,345	$1,336	$—
Total liabilities carried at fair value	$6,681	$5,345	$1,336	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2014 or December 31, 2013.

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of September 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.0%	35.0%	9.4%
Non-Agency RMBS	10 CPR	1.0%	20.0%	6.6%

(1)	Data presented are weighted averages.

The following table presents the activity of the instruments fair valued at Level 3 during the three and nine months ended September 30, 2014:

	Level 3 Fair Values
	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Non-Agency CMBS	Non-Agency RMBS	Total assets	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of beginning of period	$62,744	$2,498	$65,242	$70,733	$2,747	$73,480
Unrealized gain (loss) included in OCI	878	(15)	863	1,078	(138)	940
Principal payments	(14,290)	(298)	(14,588)	(22,598)	(753)	(23,351)
Accretion	57	—	57	176	329	505
Balance as of end of period	$49,389	$2,185	$51,574	$49,389	$2,185	$51,574

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2014		December 31, 2013
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,615,393	$3,615,393	$4,018,161	$4,018,161
Mortgage loans held for investment, net (1)	41,454	36,590	55,423	46,383
Derivative assets	7,297	7,297	18,488	18,488
Liabilities:
Repurchase agreements (2)	$3,150,254	$3,150,254	$3,580,754	$3,580,997
Non-recourse collateralized financing (1)	11,194	10,757	12,914	12,414
Derivative liabilities	18,058	18,058	6,681	6,681

(1)
The Company determines the fair value of its mortgage loans held for investment, net and its non-recourse collateralized financing using internally developed cash flow models with inputs similar to those used to estimate fair value of the Company's Level 3 non-Agency MBS.

(2)	The difference between the recorded basis of repurchase agreements and their fair value as of December 31, 2013 is the unamortized deferred costs remaining for the 2-year repurchase facility.

NOTE 8 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock and 2,250,000 shares of its 7.625% Series B Cumulative Redeemable Preferred Stock issued and outstanding as of September 30, 2014 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the third quarter on October 15, 2014 to shareholders of record as of October 1, 2014.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Nine Months Ended
	September 30,
	2014	2013
Balance as of beginning of period	54,310,484	54,268,915
Common stock issued under DRIP	12,459	509,831
Common stock issued under ATM program	—	180,986
Common stock issued or redeemed under stock and incentive plans	471,210	270,158
Common stock forfeited for tax withholding on share-based compensation	(59,336)	(52,385)
Common stock repurchased during the period	—	(751,456)
Balance as of end of period	54,734,817	54,426,049

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,454,439 shares remaining for issuance as of September 30, 2014. The Company declared a third quarter common stock dividend of $0.25 per share payable on October 31, 2014 to shareholders of record as of October 3, 2014. There was no discount for shares purchased through the DRIP during the third quarter of 2014.

The Company had approximately 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of September 30, 2014.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2014, approximately $42,145 remains available for repurchase at the Company's option as of September 30, 2014.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 1,078,908 available for issuance as of September 30, 2014. Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2014 was $690 and $2,045 compared to $612 and $1,726 for the three and nine months ended September 30, 2013.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Restricted stock outstanding as of beginning of period	746,830	526,803	520,969	448,283
Restricted stock granted	—	—	457,538	255,158
Restricted stock vested	(2,917)	(2,917)	(234,594)	(179,555)
Restricted stock outstanding as of end of period	743,913	523,886	743,913	523,886

The combined grant date fair value of the restricted stock issued by the Company for the nine months ended September 30, 2014 was $3,703 compared to $2,708 for the nine months ended September 30, 2013. The following table presents the amortization schedule for the Company's non-vested restricted stock remaining to be amortized into compensation expense as of September 30, 2014:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

Restricted Stock Amortization To Be Recognized
Within 12 months	$2,411
13-24 months	1,663
25-36 months	750
37-48 months	145
Total restricted stock amortization remaining	$4,969

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

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments. We invest our capital pursuant to our Operating Policies as approved by our Board of Directors which include an Investment Policy and Investment Risk Policy as discussed in Part I, Item 1, "Business" under "Company Overview-Operating Policies and Restrictions" in our annual Report on Form 10-K for the year ended December 31, 2013. Our investment policy permits investments in any type of Agency MBS and investment grade non-Agency MBS, legacy securitized mortgage loans, and legacy whole loans. In addition, the Company may make investments not covered by our Investment Policy with prior authorization of the Investment Committee of our Board of Directors.

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

CMBS IO. A portion of our Agency and non-Agency CMBS also include IO securities which represent the right to receive interest payments (but not principal cash flows) based on the unpaid principal balance of the underlying pool of mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. CMBS IO securities generally have some level of prepayment protection in the form of lock-outs, prepayment penalties, or yield maintenance associated with the underlying loans similar to CMBS described above.

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio, including the amount of net interest income we earn and fluctuations in investment values, will depend on multiple factors, many of which are beyond our control. These factors include, but are not limited to, the absolute level of interest rates, trends of interest rates, the relative steepness of interest rate curves, actual and estimated future prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments (including multifamily, residential and commercial mortgage markets), and market required yields as reflected by market credit spreads. In addition, the performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable return levels could be influenced by actions and policy measures of the U.S. government including the Federal Housing Finance Administration, the U. S. Department of the Treasury (the "Treasury"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve") and could also be influenced by other central banks around the world.

Our business model may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets. Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses depending on market conditions. Recent regulatory developments impacting large U.S. domiciled banks and their broker dealer subsidiaries have in some instances reduced their capacity to lend. Broadly, U.S. and international regulators are seeking to force regulated financial institutions to hold more capital against their assets, including reverse repurchase agreements. We have not yet seen a reduction in the availability of financing. We also maintain a diverse set of counterparties including broker dealer subsidiaries of non-U.S. domiciled banks and independent dealers to attempt to mitigate this risk. Other factors also impacting our business include changes in regulatory requirements, including requirements to qualify for registration under the Investment Company Act of 1940, and REIT requirements.

As discussed above, investing in mortgage-related securities on a leveraged basis subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk, which are discussed in "Liquidity and Capital Resources" within this Item 2 and in Part I, Item 3 of this Quarterly Report on Form 10-Q as well as in Item 1A, "Risk Factors" of Part I, and in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. Please see these Items for a detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Highlights of the Third Quarter of 2014

Demand for fixed income assets remained strong during the third quarter of 2014 as volatility remained subdued for most of the quarter. Interest rates in the two to seven year part of the U.S Treasury curve rose while the ten-year Treasury fell as investors positioned for possible changes in Federal Open Market Committee ("FOMC") monetary policy and for the end of its long-term asset purchases. We took advantage of the low volatility environment to sell certain assets in the portfolio most at risk for spread widening from a return of volatility. We sold $233.7 million in CMBS and CMBS IO during the third quarter of 2014 and realized net gains on the sales of these investments of $10.3 million. The sales, coupled with principal payments received on Agency RMBS, resulted in a decline in our debt to shareholders' equity ratio to 5.2x as of September 30, 2014 from 5.6x as of June 30, 2014. Partially as a result of the net gains on the sales of these investments, we reported GAAP net income to common shareholders of $0.52 per common share during the third quarter of 2014 versus core net operating income to common shareholders of $0.25 per common share and a common stock dividend of $0.25 during the same period. Our book value per common share increased modestly to $9.14 per common share as of September 30, 2014 as spread tightening offset declines in the fair values of our investments, net of hedges, due to higher interest rates during the quarter.

In addition to selling assets, we entered into receive-fixed interest rate swaps to offset a portion of our pay-fixed interest rate swaps during the third quarter of 2014. This repositioning of our hedging portfolio has modestly lowered our overall exposure to higher rates and puts us in a more neutral position to yield curve shifts. Our duration exposure remains predominantly on the short-end of the curve as we continue to expect the FOMC to not raise the targeted Federal Funds rate until 2016. During the quarter we lengthened the maturities of a portion of our repurchase agreements which is consistent with our view that financing costs, particularly on Agency RMBS, may rise independent of any FOMC action. We have been concerned that U.S. domiciled financial institutions may attempt to pass on higher regulatory costs to repurchase agreement borrowers.

Subsequent to September 30, 2014, the U.S. Treasury curve has rallied with the two-year rate down approximately 0.04% to 0.54% and the ten-year rate down approximately 0.13% to 2.39% as of November 6, 2014. The Treasury market has rallied in response to expectations of slower global growth and lower inflation expectations. Credit spreads widened in sympathy with the rally, and we have continued to sell CMBS into the fourth quarter.

Our GAAP net interest spread was down 0.01% from the second quarter of 2014 to the third quarter of 2014 and our adjusted net interest spread continued its recent trend of a modest quarter-to-quarter increase. These measures are discussed further in "Results of Operations". The following table summarizes the average annualized effective yield by type of MBS investment for the third quarter of 2014 and for each of the preceding four quarters:

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Average annualized effective yield:
RMBS	1.82%	1.85%	1.87%	1.85%	1.99%
CMBS	4.45%	4.66%	4.61%	4.65%	4.78%
CMBS IO	4.14%	4.21%	4.21%	4.47%	4.41%
All other investments	5.16%	5.17%	5.17%	5.26%	5.36%
Total average annualized effective yield	2.73%	2.79%	2.74%	2.72%	2.82%
Costs of financing	(0.70)%	(0.75)%	(0.87)%	(0.90)%	(0.88)%
GAAP net interest spread	2.03%	2.04%	1.87%	1.82%	1.94%

Effective borrowing cost (1)	(0.80)%	(0.87)%	(0.86)%	(0.95)%	(1.17)%
Adjusted net interest spread (1)	1.93%	1.92%	1.88%	1.77%	1.65%
(1) Represents a non-GAAP financial measure. Please refer to the discussion regarding the use of non-GAAP financial measures and to the corresponding reconciliations of GAAP to non-GAAP financial measures provided in "Results of Operations" within this Item 2.

Trends and Recent Market Impacts

There are certain conditions and prospective trends in the marketplace that have impacted our current financial condition and results of operations and which may continue to impact us in the future. Conditions and trends that had significant developments during the third quarter of 2014 are discussed below.

Federal Reserve Monetary Policy

The FOMC ended its purchases of U.S. Treasury and fixed-rate Agency MBS under its asset purchase program known as "QE3" in October 2014. At its peak, the FOMC was purchasing $85 billion per month in securities. The FOMC will continue to reinvest principal payments received on fixed-rate Agency MBS even though QE3 has ended. Other than this reinvestment, there is no major marginal buyer in the Agency MBS marketplace that is a GSE such as Fannie Mae or Freddie Mac for the first time in decades. At this point the impact on the Agency MBS market resulting from the exit of the FOMC as a marginal buyer is unclear as well as any reduction in liquidity due to the FOMC's exit.

Also uncertain is the outlook for the FOMC's policy with respect to the federal funds target rate. In its latest press release, the FOMC reiterated its commitment to maintaining a highly accommodative stance of monetary policy, and the FOMC repeated its previous stance that labor market conditions, inflation data, and financial developments may mean that the current target range for the federal funds rate will remain appropriate. The Committee noted that the current target range for the federal funds rate will likely be appropriate for a considerable time, particularly if projected inflation continues to run below the FOMC's 2% longer-run goal and provided that longer-term inflation expectations remain well anchored. The FOMC has indicated that when it decides to begin to remove monetary policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. The FOMC has also stated that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run. Currently, market expectations are for the FOMC to begin to tighten monetary policy in mid-2015. However, market expectations with respect to the target rate have been volatile given uneven economic performance in the U.S., the lack of consistent global economic growth, and current and developing geopolitical risks.

Asset Credit Spreads

Asset credit spreads are defined as the difference between the yields on securities with credit, prepayment or other risks and yields on benchmark securities without these risks (typically Treasuries or swaps), and that reflects the relative riskiness of owning the securities versus the benchmark. Changes in asset credit spreads result from changes in the perceived riskiness of an investment versus its benchmark. Asset credit spreads have tightened dramatically in 2014 due in part to Federal Reserve policy, supply and demand imbalances leading to increased competition for assets, and global market liquidity from historic actions taken by global central banks. These factors have contributed to very low interest rates and a lower volatility environment, and investors in fixed income securities have bid asset prices up as a result as they pursue assets yields. The tight credit spread environment is one of the primary reasons that the Company sold certain CMBS and CMBS IO assets during the third quarter of 2014 and continues to sell similar securities in the fourth quarter of 2014.

GSE Reform

Policy makers in Washington DC continue to debate the future of Fannie Mae and Freddie Mac's participation in the U.S. mortgage market. Several bills have been introduced in the U.S. Senate and the U.S. House of Representatives regarding the reform and/or dissolution of the GSEs. Any changes to the structure of the GSEs, or the revocations of their charters, if enacted, may have broad adverse implications for the MBS market and our business, results of operations, and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted. GSE reform has been a very slow process given the continued softness in the housing market and the subdued pace of overall economic growth. Recently, the Federal Housing Finance Agency ("FHFA") has offered details on a single MBS security platform that would combine elements of Fannie Mae's and Freddie Mac's current MBS features, which has a goal of eliminating pricing discrepancies in the two entities' securities and to increase liquidity to benefit the housing market. We expect that all of these factors will continue to influence the pace of GSE reform, but we do not expect any meaningful developments in GSE reform in the near term. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Uncertainty and Reform

Certain rules recently adopted or proposed by regulators of financial institutions require such financial institutions to maintain minimum amounts of capital relative to their assets. Final rules were adopted during the second quarter of 2014 and updated in September 2014 by the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency to strengthen the leverage ratio standards for the largest, most systemically significant U.S. banking organizations defined as bank holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody. Under the final rules, as updated, these entities will be required to maintain a tier 1 capital leverage buffer of at least 2% above the minimum supplementary leverage ratio requirement of 3%, for a total of 5%. Subsidiaries of these institutions must maintain at least a 6% supplementary leverage ratio to be considered well capitalized under applicable bank regulations. The effective date of the final rule is January 1, 2018. The impact on our business from the enactment of this regulation is uncertain. Current required capital levels are lower, and these institutions could be forced to reduce overall leverage, including reducing repurchase agreement financing, in order to comply with the supplemental leverage ratio requirement, which could in turn limit the amount available for us to borrow or could increase our overall cost of financing. There are various other recently adopted or proposed rules and regulatory priorities, including final rules that implement liquidity coverage ratio requirements for large and internationally active banking organizations, and a regulatory initiative announced by the Federal Reserve to implement risk-based capital surcharges for financial institutions that are overly-reliant on short-term wholesale funding. These regulatory developments could impact all regulated financial institutions in ways that may influence the cost and availability of financing.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three or nine months ended September 30, 2014.

FINANCIAL CONDITION

The following tables outline our investment allocation based on fair value as of September 30, 2014 and as of the end of each of the four preceding quarters:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Agency RMBS and CMBS	72.0%	70.3%	71.9%	74.2%	75.0%
Agency CMBS IO	11.3%	11.2%	11.7%	11.3%	11.3%
Non-Agency RMBS and CMBS	7.7%	10.3%	9.8%	9.4%	9.2%
Non-Agency CMBS IO	7.9%	6.9%	5.2%	3.7%	3.0%
Other investments	1.1%	1.3%	1.4%	1.4%	1.5%

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
RMBS	63.9%	62.8%	64.5%	67.3%	68.5%
CMBS	16.9%	19.1%	18.5%	17.7%	17.2%
CMBS IO	19.2%	18.1%	17.0%	15.0%	14.3%

Our portfolio continues to be weighted toward Agency MBS investments, principally hybrid ARMs and ARMs. Non-Agency MBS as a percentage of our total MBS for the third quarter of 2014 declined from the prior quarter while our RMBS and CMBS IO investments as a percentage of our total MBS for the third quarter of 2014 increased slightly from the prior quarter. For much of 2014, we have been investing principal payments received on Agency RMBS into CMBS and CMBS IO. During the third quarter of 2014, however, we sold certain non-Agency CMBS and Agency CMBS IO investments in order to reduce our portfolio spread risk and to monetize gains from their increased market value. We used the majority of the proceeds from these sales to repay repurchase agreement borrowings and reduce our leverage.

Agency MBS

Our investments in Agency RMBS are collateralized primarily by ARMs and hybrid ARMs. Our investments in Agency CMBS and CMBS IO are collateralized primarily by fixed rate mortgage loans which generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties).

Activity related to our Agency MBS for the nine months ended September 30, 2014 is as follows:

($ in thousands)	RMBS	CMBS	CMBS IO (1)	Total
Balance as of January 1, 2014	$2,692,150	$331,501	$460,327	$3,483,978
Purchases	75,590	20,628	107,752	203,970
Principal payments	(355,137)	(12,071)	—	(367,208)
Sales	(122,413)	—	(106,077)	(228,490)
Change in net unrealized gain	30,126	1,889	4,269	36,284
Net premium amortization	(23,012)	(3,616)	(54,554)	(81,182)
Balance as of September 30, 2014	$2,297,304	$338,331	$411,717	$3,047,352
(1) Amounts shown for CMBS IO represent premium only and exclude underlying notional values.

Our investment in Agency MBS as of September 30, 2014 has decreased since December 31, 2013 as principal payments and sales have outpaced purchases. In recent quarters, we have purchased Agency CMBS and CMBS IO given their better absolute return and value relative to Agency RMBS in the current market environment. Agency CMBS and CMBS IO generally have prepayment protection provisions, and we view these investments as having a more stable cash flow profile than Agency RMBS. Our sales of Agency MBS during 2014 have consisted of certain ARMs with low yields and seasoned CMBS IO with higher prepayment risk profiles.

As of September 30, 2014, 75% of our Agency MBS issued securities are variable-rate MBS with the remainder fixed-rate MBS compared to 77% variable-rate Agency MBS as of December 31, 2013. As of September 30, 2014, approximately 97% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR. The following table presents the reset margin and weighted average coupon (“WAC”) by weighted average months to reset ("MTR") for the variable-rate portion of our Agency RMBS portfolio based on par value as of the periods indicated:

	September 30, 2014			December 31, 2013
($ in thousands)	Par Value	Reset Margin	WAC	Par Value	Reset Margin	WAC
0-12 MTR	$517,498	1.77%	2.93%	$575,763	1.79%	2.97%
13-36 MTR	251,967	1.85%	4.01%	276,862	1.84%	3.89%
37-60 MTR	482,374	1.79%	3.22%	619,887	1.79%	3.57%
61-84 MTR	247,873	1.81%	3.61%	171,839	1.80%	3.01%
85-120 MTR	682,956	1.65%	2.77%	928,580	1.74%	2.99%
ARMs and Hybrid ARMs	2,182,668	1.75%	3.15%	2,572,931	1.78%	3.22%
Fixed	17,481		2.51%	18,637		2.51%
Total	$2,200,149		3.14%	$2,591,568		3.22%

The rate at which we amortize the premiums we pay for our investments is impacted by the current and forecasted constant prepayment rate ("CPR"), which is a measure of the annualized percentage of the principal balance of a pool of loans that is expected to be paid off prematurely in a given period. Please refer to the "Prepayment and Reinvestment Risk" section of Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for more information. The following table provides the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Agency RMBS	15.3%	14.1%	12.7%	14.3%	23.8%

We believe we have been experiencing relatively low prepayments on our Agency RMBS investments since the third quarter of 2013 due to higher mortgage rates impacting refinancing activity and constrained lending conditions in the single family mortgage market as well as the seasoning of our RMBS. We believe the slight increase in CPR for the third quarter of 2014 versus the second quarter of 2014 was due to refinancing activity from lower overall mortgage rates in recent months. Given the seasoning of our Agency RMBS, we are not expecting materially higher prepayments in the fourth quarter of 2014.

Non-Agency MBS

Non-Agency MBS are primarily investment grade securities (rated 'BBB' or better by at least one nationally recognized statistical ratings organizations). We typically purchase newer issue non-Agency MBS and have not generally purchased heavily discounted seasoned MBS. During the first nine months of 2014, we sold $158.8 million in amortized cost basis of non-Agency CMBS and CMBS IO which generated a net gain of $9.1 million, given the high valuation on these investments relative to their risk profile and in an effort to reduce exposure to spread risk.

Activity related to our non-Agency MBS for the nine months ended September 30, 2014 is as follows:

($ in thousands)	RMBS	CMBS	CMBS IO (1)	Total
Balance as of January 1, 2014	$13,765	$369,281	$151,137	$534,183
Purchases	7,496	65,797	169,387	242,680
Principal payments	(11,822)	(23,558)	—	(35,380)
Sales	—	(146,322)	(12,513)	(158,835)
Change in net unrealized gain	(221)	4,196	4,704	8,679
Net accretion (amortization)	337	879	(24,502)	(23,286)
Balance as of September 30, 2014	$9,555	$270,273	$288,213	$568,041
(1) Amounts shown for CMBS IO represent premium only and exclude underlying notional values.

The following table shows purchase price and related premium (discount) on purchases of our non-Agency MBS during the nine months ended September 30, 2014 by credit rating at the time of purchase:

	Nine Months Ended
	September 30, 2014
Credit Rating At Purchase	Purchase Price	Premium (Discount)
($ in thousands)
AAA (1)	$203,430	$166,430
AA	15,906	(50)
A or BBB (2)	12,896	(374)
Non-investment grade or not rated(1)	10,448	2,948
Total purchases	$242,680	$168,954
(1) For CMBS IO, premium is equal to purchase price as these securities have no principal associated with them. Of the $203.4 million of purchases of AAA-rated non-Agency MBS, $166.4 million is for CMBS IO with a total notional of $3.1 billion purchased during the nine months ended September 30, 2014.
(2) Management does not anticipate any material credit losses on non-Agency MBS that were purchased at a discount during the nine months ended September 30, 2014.

The following table presents the par/notional value, amortized cost, and weighted average months to estimated maturity of our non-Agency CMBS and CMBS IO investments as of September 30, 2014 by year of origination:

	September 30, 2014
Year of Origination	Par/Notional Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
Non-Agency CMBS:
Prior to 2000	$56,441	$48,215	44
2009	36,426	37,338	28
2010	24,400	23,340	63
2011	94,718	90,772	54
2012	—	—	0
2013	1,692	1,692	61
2014	52,919	52,866	11
	$266,596	$254,223	40
Non-Agency CMBS IO:
2010	$55,775	$3,240	71
2011	449,266	18,377	80
2012	1,399,586	43,806	92
2013	3,355,971	71,676	103
2014	1,986,234	145,791	123
	$7,246,832	$282,890	110
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.

The following tables present information for our non-Agency CMBS and CMBS IO investments by credit rating as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Non-Agency CMBS			Non-Agency CMBS IO
($ in thousands)	Fair Value	Net Unrealized Gain	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$36,814	$(119)	$—	$284,126	$5,280	$238,972
AA	75,343	1,748	61,781	1,140	48	971
A	121,254	13,011	111,655	—	—	—
Below A/Not Rated	36,862	1,411	24,767	2,947	(5)	2,515
	$270,273	$16,051	$198,203	$288,213	$5,323	$242,458

	December 31, 2013
	Non-Agency CMBS			Non-Agency CMBS IO
($ in thousands)	Fair Value	Net Unrealized Gain (Loss)	Related Borrowings	Fair Value	Net Unrealized Gain	Related Borrowings
AAA	$40,379	$2,126	$35,637	$149,692	$555	$106,787
AA	40,022	62	35,402	1,445	65	16
A	237,261	10,307	194,952	—	—	—
Below A/Not Rated	51,619	(641)	37,683	—	—	—
	$369,281	$11,854	$303,674	$151,137	$620	$106,803

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS and CMBS IO by the top 5 states as of September 30, 2014:

	September 30, 2014
($ in thousands)	Market Value of Collateral	Percentage
California	$69,997	13.3%
Texas	55,825	10.6%
Florida	44,429	8.4%
New York	35,175	6.7%
Georgia	28,037	5.3%
Remaining states (not exceeding 4.7% individually)	293,611	55.7%
	$527,074	100.0%

Derivative Assets and Liabilities

Our derivative assets and liabilities consist of interest rate swap agreements and Eurodollar futures, both of which are viewed by us as economic hedges of our exposure to fluctuations in interest rates. Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk by shorting contracts at various points of the LIBOR curve. During the third quarter of 2014, we entered into receive-fixed interest rate swaps to offset a portion of our pay-fixed interest rate swaps in order to manage our overall hedge position. As of September 30, 2014, the weighted average notional amount of interest rate derivatives that will be effective for future periods are shown in the following table:

Effective Period	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted Average Rate (1)	Interest Rate Swaps-Fixed Receive	Receive-Fixed Weighted Average Rate (1)	Eurodollar Futures	Eurodollar Futures Weighted-Average Rate (1)
($ in thousands)
Remainder of 2014	$675,000	1.55%	$275,000	1.99%	$—	—%
Effective 2015	675,000	1.55%	275,000	1.99%	381,096	0.87%
Effective 2016	675,000	1.55%	275,000	1.99%	1,292,691	1.67%
Effective 2017	563,178	1.67%	275,000	1.99%	1,113,767	2.99%
Effective 2018	490,000	1.78%	275,000	1.99%	681,027	3.74%
Effective 2019	282,041	2.02%	199,863	2.01%	487,055	4.00%
Effective 2020	241,216	2.12%	25,000	2.71%	194,604	4.56%
Effective 2021	189,178	2.13%	25,000	2.71%	—	—%
Effective 2022	180,000	2.13%	25,000	2.71%	—	—%
Effective 2023	159,370	2.15%	25,000	2.71%	—	—%
Effective 2024	38,661	2.18%	17,896	2.71%	—	—%
(1) Weighted average rate is based on the weighted average notional outstanding.

Please refer to Note 5 of the Notes to the Unaudited Consolidated Financial Statements contained with this Quarterly Report on Form 10-Q as well as "Gain (Loss) on Derivative Instruments, Net" within "Results of Operations" contained within this Item 2 for additional information related to our derivative assets and liabilities.

Repurchase Agreements

Our repurchase agreement borrowings have decreased $430.5 million from December 31, 2013 to September 30, 2014 because we have slowed our reinvestment of principal payments and sale proceeds received on our MBS. In addition, the majority of our purchases during the past nine months have been for non-Agency investments for which we typically borrow a lower percentage of the asset's value. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as "Interest Expense, Annualized Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreements.

Shareholders' Equity

Shareholders' equity increased $28.2 million since December 31, 2013 primarily as a result of generating $67.5 million in total comprehensive income, of which $17.2 million is net income to common shareholders and $50.3 million is other comprehensive income primarily resulting from increases in the fair value of our MBS investments. Additionally, stock issuances, net of capitalized costs and other items increased shareholders' equity by approximately $1.7 million. These increases were offset by common dividends declared of $41.0 million.

The following table provides detail on the increase in AOCI from changes in fair value of our MBS investments during the nine months ended September 30, 2014:

Nine Months Ended
($ in thousands)	September 30, 2014
Agency:
RMBS	$30,126
CMBS	1,865
CMBS IO	4,270
Non-Agency:
RMBS	(221)
CMBS	4,196
CMBS IO	4,703
Total change in fair value of MBS investments, net of net gain on sales of MBS realized in net income	44,939
Reclassification adjustment for amortization of de-designated cash flow hedges	5,339
Increase in AOCI	$50,278

Supplemental Information

The tables below present the allocation of our shareholders' equity to our assets and liabilities. The allocation of shareholders' equity is determined by subtracting the associated financing for each asset from that asset's carrying basis:

	As of September 30, 2014
($ in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,047,352	$2,691,466	$355,886	58.0%
Non-Agency MBS	568,041	448,385	119,656	19.5%
Mortgage loans held for investment, net	41,454	21,597	19,857	3.2%
Derivative assets (liabilities)	7,297	18,058	(10,761)	(1.7)%
Cash and cash equivalents	56,639	—	56,639	9.2%
Restricted cash	32,755	—	32,755	5.3%
Other assets/other liabilities	59,973	19,958	40,015	6.5%
	$3,813,511	$3,199,464	$614,047	100.0%

	As of December 31, 2013
($ in thousands)	Asset Carrying Basis	Associated Financing(1)/ Liability Carrying Basis	Allocated Shareholders’ Equity	% of Shareholders’ Equity
Agency MBS	$3,483,978	$3,149,470	$334,508	57.1%
Non-Agency MBS	534,183	420,991	113,192	19.3%
Mortgage loans held for investment, net	55,423	33,565	21,858	3.7%
Derivative assets (liabilities)	18,488	6,681	11,807	2.0%
Restricted cash	69,330	—	69,330	11.8%
Cash and cash equivalents	13,385	—	13,385	2.4%
Other assets/other liabilities	42,350	20,554	21,796	3.7%
	$4,217,137	$3,631,261	$585,876	100.0%

(1)
Associated financing related to investments includes repurchase agreements as well as payables pending for unsettled trades, if any, as of the date indicated, and non-recourse collateralized financing. Associated financing for derivative instruments represents the fair value of the derivative instruments in a liability position.

The tables below present the allocation of our invested capital by type of investment:

	As of September 30, 2014
($ in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,338,137	$2,111,245	$226,892	45.8%
CMBS and loans	618,780	456,227	162,553	32.8%
CMBS IO	699,930	593,976	105,954	21.4%
	$3,656,847	$3,161,448	$495,399	100.0%

	As of December 31, 2013
($ in thousands)	Asset Carrying Basis	Associated Financing	Invested Capital Allocation	% of Allocated Invested Capital
RMBS and loans	$2,741,124	$2,558,395	$182,729	38.9%
CMBS and loans	720,996	569,123	151,873	32.4%
CMBS IO	611,464	476,508	134,956	28.7%
	$4,073,584	$3,604,026	$469,558	100.0%

RESULTS OF OPERATIONS

The following discussion includes non-GAAP financial measures which exclude certain GAAP items. Please read the section "Non-GAAP Financial Measures" contained at the end of this section for additional important information.

GAAP net income to common shareholders for the three months ended September 30, 2014 increased $35.5 million versus the three months ended September 30, 2013, primarily as a result of favorable increases in the fair value of derivative instruments, net of $25.7 million. In addition, MBS were sold at a gain of $9.1 million during the three months ended September 30, 2014 compared to a loss of $(0.8) million during the three months ended September 30, 2013. These benefits offset a decline of $3.0 million in net interest income for the three months ended September 30, 2014 versus the same period in 2013. For the nine months ended September 30, 2014 as compared to the same period in 2013, the majority of the change in GAAP net income to common shareholders is primarily due to unfavorable changes in the fair value of derivative instruments of $17.7 million and lower net interest income of $6.8 million. The declines in net interest income for both the three and nine months ended September 30, 2014 as compared to the same periods in 2013 are due to a decline in the average interest-earning investment balances and lower effective yields.

Core net operating income to common shareholders (a non-GAAP financial measure) was $1.1 million less for the three months ended September 30, 2014 compared to the same period in 2013 and $6.6 million less for the nine months ended September 30, 2014 compared to the same period in 2013. These decreases are primarily due to lower adjusted net interest income (a non-GAAP financial measure) of $0.9 million and $5.3 million, respectively. Core net operating income to common shareholders excludes changes in fair value of derivative instruments and net gains on sale of investments as well as other items. Please refer to the reconciliation of GAAP net income (loss) to common shareholders to core net operating income to common shareholders at the end of this section.

Interest Income and Asset Yields

The following tables present interest income and weighted average yields by type of MBS investment for the periods indicated:

	Three Months Ended
	September 30,
	2014			2013
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$10,446	$2,411,409	1.80%	$15,093	$2,985,731	1.98%
Agency CMBS	2,747	326,068	3.48%	2,874	316,190	3.56%
Agency CMBS IO	4,506	405,987	4.24%	5,589	488,150	4.40%
Total Agency	17,699	3,143,464	2.29%	23,556	3,790,071	2.42%

Non-Agency RMBS	$134	$11,172	4.61%	$167	$12,898	4.86%
Non-Agency CMBS	4,663	345,544	5.37%	5,446	379,372	5.80%
Non-Agency CMBS IO	2,711	269,409	3.99%	1,651	125,727	4.45%
Total Non-Agency	7,508	626,125	4.76%	7,264	517,997	5.45%

Total MBS portfolio	$25,207	$3,769,589	2.70%	$30,820	$4,308,068	2.78%

	Nine Months Ended
	September 30,
	2014			2013
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
Agency RMBS	$33,479	$2,517,939	1.79%	$43,399	$2,847,667	2.01%
Agency CMBS	8,827	325,151	3.57%	8,923	328,115	3.59%
Agency CMBS IO	14,437	435,889	4.36%	20,345	542,314	4.87%
Total Agency	56,743	3,278,979	2.31%	72,667	3,718,096	2.57%

Non-Agency RMBS	$808	$13,792	6.99%	$472	$12,048	5.19%
Non-Agency CMBS	14,821	357,240	5.52%	18,491	435,019	5.66%
Non-Agency CMBS IO	6,732	217,884	4.09%	4,197	114,991	4.75%
Total Non-Agency	22,361	588,916	5.03%	23,160	562,058	5.47%

Total MBS portfolio	$79,104	$3,867,895	2.72%	$95,827	$4,280,154	2.95%
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

The following table presents the estimated impact of changes in average yields and average balances on the decrease in interest income for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended			Nine Months Ended
	September 30, 2014 vs. September 30, 2013			September 30, 2014 vs. September 30, 2013
		Due to Change in			Due to Change in
($ in thousands)	Increase (Decrease)	Average Balance (1)	Average Yield	Increase (Decrease)	Average Balance (1)	Average Yield
Agency MBS	$(5,857)	$(3,958)	$(1,899)	$(15,924)	$(8,093)	$(7,831)
Non-Agency MBS	244	1,458	(1,214)	(799)	1,085	(1,884)
Total	$(5,613)	$(2,500)	$(3,113)	$(16,723)	$(7,008)	$(9,715)
(1) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

Interest income from Agency MBS for the three and nine months ended September 30, 2014 decreased compared to the respective periods in 2013 because our Agency portfolio is smaller and is earning a lower average effective yield. The smaller Agency portfolio is due to our sales of Agency MBS as well as slower replacement of Agency MBS through reinvestment of proceeds from sales and principal payments. The lower average effective yields are primarily the result of the lower interest rate environment during 2014 as compared to 2013. For example, the weighted average coupon ("WAC") rate (a measure of gross interest income) on our Agency RMBS portfolio, our largest investment, was 0.14% lower for the three months ended September 30, 2014 compared to the same period in 2013 due to purchases of Agency RMBS during the past twelve months with lower coupons and ARM interest rate resets in a lower interest rate environment. In addition, we have sold some higher yielding Agency CMBS IO during 2014 in part to reduce exposure to prepayment risk and in part to rotate capital into non-Agency CMBS IO.

Interest income from non-Agency MBS for the third quarter of 2014 increased slightly compared to the third quarter of 2013 due to a higher average balance of investments, specifically non-Agency CMBS IO. Although the average balance of non-

Agency CMBS IO more than doubled for the third quarter of 2014 compared to the same period in 2013, the average effective yield is significantly lower for those investments for the third quarter of 2014 compared to the same period in 2013, which is primarily due to purchases of non-Agency CMBS IO at lower WACs. The WAC on our non-Agency CMBS IO portfolio as of September 30, 2014 was approximately 0.69% compared to 0.87% as of September 30, 2013. Interest income from non-Agency MBS for the nine months ended September 30, 2014 decreased approximately $0.8 million compared to the same period in 2013 due to lower average effective yields offset partially by the higher average balance of non-Agency CMBS IO investments.

The following table presents the components of our interest income by MBS investment type for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013
Agency MBS:
Gross interest income	$45,824	$50,738	$138,033	$157,424
Net premium amortization	(28,125)	(27,182)	(81,290)	(84,757)
Total interest income	$17,699	$23,556	$56,743	$72,667
Average balance of unamortized premium, net	$554,370	$680,492	$592,828	$722,914

Non-Agency MBS:
Gross interest income	$17,263	$12,382	$45,956	$36,289
Net premium amortization	(9,755)	(5,118)	(23,595)	(13,129)
Total interest income	$7,508	$7,264	$22,361	$23,160
Average balance of unamortized premium, net	$253,106	$108,028	$200,405	$97,204

Although prepayments on Agency RMBS and the average balance of unamortized premium, net were lower for the third quarter of 2014 compared to third quarter of 2013, net premium amortization for Agency MBS increased $0.9 million. This increase resulted primarily from the acceleration of approximately $1.8 million of premium amortization on Agency CMBS IO as a result of accelerated principal payments for which we received prepayment penalty income of $2.0 million. Net premium amortization on Agency MBS decreased for the nine months ended September 30, 2014 compared to the same period in 2013 due to the lower average balance of net unamortized premium. Our sales of Agency MBS have been higher than our purchases during the first nine months of 2014, resulting in a declining premium balance.

For the three and nine months ended September 30, 2014, net premium amortization for non-Agency investments increased significantly compared to the respective periods in 2013 due to the sizable increase in our non-Agency CMBS IO investments which consist entirely of premium.

Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs

The following table summarizes the components of interest expense as well as average balances and annualized cost of funds for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013
Repurchase agreements	$4,586	$5,893	$14,848	$18,480
Interest rate swap expense from cash flow hedging	—	—	—	8,796
Amortization of de-designated cash flow hedges (1)	1,442	2,583	5,339	2,583
Non-recourse collateralized financing and other expenses	30	242	76	761
Total interest expense	$6,058	$8,718	$20,263	$30,620

Average balance of repurchase agreements	$3,352,599	$3,836,249	$3,434,354	$3,831,123
Average balance of non-recourse collateralized financing	11,626	23,404	12,204	26,388
Average balance of borrowings	$3,364,225	$3,859,653	$3,446,558	$3,857,511
Annualized cost of funds (2)	0.70%	0.88%	0.78%	1.05%
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

The following table presents the estimated impact of changes in the average balance of repurchase agreement borrowings and average borrowing rates on the decrease in interest expense for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended			Nine Months Ended
	September 30, 2014 vs. September 30, 2013			September 30, 2014 vs. September 30, 2013
		Due to Change in			Due to Change in
(amounts in thousands)	Decrease in Interest Expense	Average Balance	Average Borrowing Rate	Decrease in Interest Expense	Average Balance	Average Borrowing Rate
Repurchase agreements	$(1,307)	$(743)	$(564)	$(3,632)	$(1,914)	$(1,718)

Our average balances of repurchase agreement borrowings are lower given our smaller investment portfolio and the overall shift in our portfolio mix to CMBS and CMBS IO investments for which we typically finance a smaller amount of the asset's fair value. Our repurchase agreement borrowing rates have been declining as a result of the tighter spread environment and the ample liquidity in the financing markets that has increased competition among our repurchase agreement counterparties. Although the current tight spread environment has favorably impacted the availability and cost of repurchase agreement financing, we continue to monitor regulatory developments, such as those discussed in "Executive Overview", that will impact certain large financial institutions.

Our annualized cost of funds does not incorporate our total net periodic interest costs of derivative instruments. Because we view our interest rate derivative instruments as economic hedges of our exposure to higher interest rates, management utilizes a non-GAAP financial measure "effective borrowing costs". The tables below present a reconciliation of GAAP interest expense and annualized costs of funds to our effective borrowing costs and related rates during the periods indicated:

	Three Months Ended
	September 30,
	2014		2013
($ in thousands)	Amount	Rate (3)	Amount	Rate (3)
GAAP interest expense/annualized cost of funds	$6,058	0.70%	$8,718	0.88%
Amortization of de-designated cash flow hedges (1)	(1,442)	(0.17)%	(2,583)	(0.26)%
Net periodic interest costs from derivative instruments (2)	2,271	0.27%	5,471	0.55%
Effective borrowing costs/rate	$6,887	0.80%	$11,606	1.17%

	Nine Months Ended
	September 30,
	2014		2013
($ in thousands)	Amount	Rate (3)	Amount	Rate (3)
GAAP interest expense/annualized cost of funds	$20,263	0.78%	$30,620	1.05%
Amortization of de-designated cash flow hedges (1)	(5,339)	(0.21)%	(2,583)	(0.09)%
Net periodic interest costs from derivative instruments (2)	7,154	0.27%	5,918	0.19%
Effective borrowing costs/rate (4)	$22,078	0.84%	$33,955	1.15%
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.
(2) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "gain (loss) on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.
(3) Rates shown are based on annualized interest expense amounts divided by average balance of borrowings. Recalculation of annualized cost of funds and effective borrowing rates using interest expense shown in the table may not be possible because certain expense items use a 360-day year for the calculation while others use actual number of days in the year.

Our effective borrowing costs for the three and nine months ended September 30, 2014 are lower than the same periods in 2013. In addition to lower interest expense from repurchase agreements for the reasons discussed above, we also had lower net periodic interest costs from our derivative instruments. Please refer to the discussion of these lower net periodic interest costs within "Gain (Loss) on Derivative Instruments, Net" contained within "Results of Operations".

Net Interest Income and Net Interest Spread

Management uses the non-GAAP financial measures "adjusted net interest income" and "adjusted net interest spread" because these measures include net periodic interest cost of derivative instruments which economically hedge our interest rate risk but which are not included in net interest income for GAAP purposes. The following tables reconcile GAAP net interest income and related net interest spread to our adjusted net interest income and adjusted net interest spread for the periods indicated:

	Three Months Ended
	September 30,
	2014		2013
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$26,000	2.73%	$31,666	2.82%
GAAP interest expense	6,058	0.70%	8,718	0.88%
Net interest income/spread	19,942	2.03%	22,948	1.94%
Amortization of de-designated cash flow hedges (1)	1,442	0.17%	2,583	0.26%
Net periodic interest costs of derivative instruments (2)	(2,271)	(0.27)%	(5,471)	(0.55)%
Adjusted net interest income/spread	$19,113	1.93%	$20,060	1.65%

Average interest earning assets (3)	$3,820,898		$4,371,485
Average balance of borrowings (4)	$3,364,225		$3,859,653

	Nine Months Ended
	September 30,
	2014		2013
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$81,359	2.76%	$98,538	2.98%
GAAP interest expense	20,263	0.78%	30,620	1.05%
Net interest income/spread	61,096	1.98%	67,918	1.93%
Amortization of de-designated cash flow hedges (1)	5,339	0.21%	2,583	0.09%
Net periodic interest costs of derivative instruments (2)	(7,154)	(0.27)%	(5,918)	(0.19)%
Adjusted net interest income/spread	$59,281	1.92%	$64,583	1.83%

Average interest earning assets (3)	$3,921,974		$4,346,283
Average balance of borrowings (4)	$3,446,558		$3,857,511
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.
(2) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "gain (loss) on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.
(3) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.
(4) Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and non-recourse collateralized financing.

Our net interest income and adjusted net interest income decreased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to smaller average interest earning asset balances and lower effective yields earned on our investments, as discussed above under "Interest Income and Asset Yields". The impact of smaller average interest earning asset balances and lower effective yields was partially offset by lower overall annualized cost of funds and lower effective borrowing costs as further discussed above under "Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs" and below under "Gain(Loss) on Derivative Instruments, Net".

Gain (Loss) on Derivative Instruments, Net

The following table provides information on the components of our "gain (loss) on derivative instruments, net" for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013
Net periodic interest costs of derivative instruments (1)	$(2,271)	$(5,471)	$(7,154)	$(5,918)
Change in fair value of derivative instruments, net	7,113	(18,548)	(24,500)	(6,765)
Gain (loss) on derivative instruments, net	$4,842	$(24,019)	$(31,654)	$(12,683)
(1) Amount equals the net interest payments (including accrued amounts) related to interest rate derivatives during the period which are recorded in "(loss) gain on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.

We experienced a net gain on derivative instruments for the three months ended September 30, 2014 as a result of favorable changes in their fair value due to an increase in interest rates during the period. For the nine months ended September 30, 2014, however, we experienced a net loss on derivative instruments because interest rates have been declining for most of 2014 across the interest rate swap curve where the preponderance of our derivative instruments are economically hedging our interest rate risk.

The loss on derivatives, net for the three and nine months ended September 30, 2013 was primarily due to unfavorable changes in fair value of Eurodollar futures we added during the third quarter of 2013. Interest rates were higher on average when we entered into the Eurodollar contracts than interest rates as of September 30, 2013.

The notional amount of derivative instruments outstanding from period to period fluctuate based on the composition of our investment portfolio and the current interest rate environment as well as management's expectation of future interest rates. During the three and nine months ended September 30, 2014, we held an average effective notional amount of derivative instruments of $636.4 million and $731.9 million, respectively, compared to $1,700.4 million and $1,585.8 million for the three and nine months ended September 30, 2013, respectively. We have reduced the average notional amount outstanding on our derivative instruments since 2013 because our current expectation is that interest rates will remain at or near current levels for the remainder of 2014 and into 2015, and also because of changes in the interest rate risk profile of our investment portfolio.

The following table provides additional detail on the net periodic interest costs by type of derivative instrument for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013
Receive-fixed interest rate swaps	$(236)	$—	$(236)	$—
Pay-fixed interest rate swaps	2,507	5,471	7,390	5,918
Total net periodic interest costs of derivative instruments included in "gain (loss) on derivative instruments, net"	$2,271	$5,471	$7,154	$5,918

Receive-fixed interest rate swaps
Average notional balance	$62,500	$—	$21,062	$—
Weighted average rate	1.94%	—%	1.94%	—%
Pay-fixed interest rate swaps
Average notional balance	$698,913	$1,700,424	$752,985	$1,585,810
Weighted average rate	1.57%	1.64%	1.58%	1.60%

Total net periodic interest costs of derivative instruments was significantly lower for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to the lower average notional balance outstanding at a lower weighted average net pay rate. For the nine months ended September 30, 2013, $8.8 million of net periodic interest costs is excluded from the table above because periodic interest costs were recorded within "interest expense" as a result of cash flow hedge accounting used prior to June 30, 2013. The weighted average net pay rate for all effective interest rate derivatives during the three and nine months ended September 30, 2014 was 1.54% and 1.57%, respectively, compared to 1.64% and 1.60% for the three and nine months ended September 30, 2013, respectively. The Company did not have any interest rate swaps with fixed receive rates during the three and nine months ended September 30, 2013.

Gain (Loss) on Sale of Investments, Net

The following tables provide information related to our gain (loss) on sale of investments, net for the periods indicated:

	Three Months Ended
	September 30,
	2014		2013
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Type of Investment
Agency RMBS	$53,921	$(1,200)	$—	—
Agency CMBS	—	—	19,050	472
Agency CMBS IO	84,734	1,542	65,031	316
Non-Agency CMBS	136,441	8,133	56,913	(1,613)
Non-Agency CMBS IO	12,513	582	—	—
	$287,609	$9,057	$140,994	$(825)

	Nine Months Ended
	September 30,
	2014		2013
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$122,413	$(5,489)	$4,496	(254)
Agency CMBS	—	—	32,958	553
Agency CMBS IO	106,077	1,630	145,991	1,846
Non-Agency RMBS	—	—	5,631	(340)
Non-Agency CMBS	146,322	8,550	136,287	792
Non-Agency CMBS IO	12,513	582	—	—
	$387,325	$5,273	$325,363	$2,597

Sales of our investments occur in the ordinary course of business as we manage our risk profile and as we allocate capital to preferred investment opportunities. Agency RMBS sold during the nine months ended September 30, 2014 were at or near their interest rate reset date and were expected to underperform compared to the rest of our RMBS portfolio. These sales of Agency RMBS generated losses because they were below market yields. We also sold certain Agency CMBS IO and non-Agency CMBS during the three and nine months ended September 30, 2014 in order to reduce our portfolio exposure to spread risk and to monetize gains from their increased market value.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended September 30, 2014 compared to $3.6 million for the three months ended September 30, 2013. These expenses were $11.9 million for the nine months ended September 30, 2014 compared to $11.2 million for the same period in 2013. The increases for both periods are primarily related to increased software costs related to portfolio and risk management and increased expenses related to the expansion of the Board of Directors.

Non-GAAP Financial Measures

In addition to our operating results presented in accordance with GAAP, this Quarterly Report on Form 10-Q contains certain non-GAAP financial measures. Management believes these non-GAAP financial measures are useful because they provide investors better transparency to the information we use in analyzing our financial and operational performance. Management also believes the presentation of these measures, when analyzed in conjunction with the our GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers. However, because these non-GAAP financial measures exclude certain items used to compute GAAP net income (loss) to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported in our consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, our non-GAAP measures may not be comparable to similarly titled measures of other companies.

The following descriptions are for the non-GAAP measures contained herein:

•Core net operating income to common shareholders equals GAAP net income (loss) to common shareholders adjusted for amortization of accumulated other comprehensive loss on de-designated cash flow hedges included in GAAP interest expense, net change in fair value of derivative instruments which includes gains and losses on terminated derivative instruments (if applicable), gains and losses on sales of investments, and fair value adjustments on investments not classified as available for sale.
•Effective borrowing costs equal GAAP interest expense excluding the amortization of accumulated other comprehensive loss on interest rate swaps de-designated as cash flow hedges on June 30, 2013 plus net periodic interest costs on derivative instruments (including accrued amounts) which are not already included in GAAP interest expense.
•Adjusted net interest income equals GAAP net interest income less effective borrowing costs.
•Adjusted net interest spread equals average annualized yields on investments less effective borrowing rates.

Schedules reconciling effective borrowing costs, adjusted net interest income, and adjusted net interest spread to their related GAAP financial measures are provided within "Results of Operations" within Part 1, Item 2 of this Quarterly Report on Form 10-Q. The following table presents a reconciliation of our GAAP net income (loss) to our core net operating income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
GAAP net income (loss) to common shareholders	$28,572	$(6,921)	$17,251	$40,902
Amortization of de-designated cash flow hedges (1)	1,442	2,583	5,339	2,583
Change in fair value of derivative instruments, net (2)	(7,113)	18,548	24,500	6,765
(Gain) loss on sale of investments, net	(9,057)	825	(5,273)	(2,597)
Fair value adjustments, net	(42)	(150)	(162)	590
Core net operating income to common shareholders	$13,802	$14,885	$41,655	$48,243

Core net operating income to common shareholders per share	$0.25	$0.27	$0.76	$0.88

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

Our available liquid assets as of September 30, 2014 were $224.2 million compared to $201.2 million as of June 30, 2014 and $208.7 million as of December 31, 2013. As of September 30, 2014, our liquid assets consist of unrestricted cash and cash equivalents of $56.6 million, $165.2 million in unencumbered Agency MBS, and $2.4 million of unrestricted cash collateral received on derivative positions. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (discussed further below). We do not include unencumbered non-Agency MBS as liquid assets given the uncertainty of their liquidity in times of market stress.

We continually monitor our current and forecasted available liquidity. Our liquid assets may fluctuate from period to period based on our investment activities and whether we have recently raised, but not yet deployed, equity capital. However, we seek to maintain sufficient liquidity based on the sensitivity analysis and debt-to-equity requirements discussed below, to support our operations and meet our anticipated liquidity needs.

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

On an enterprise-wide basis, our total liabilities decreased to 5.2 times shareholders' equity as of September 30, 2014 from 5.7 times as of June 30, 2014 and 6.2 times as of December 31, 2013. Over the last several quarters we have reduced our leverage due to the tighter credit spread environment and the resulting spread risk on our investments, and also due to the potential for increased regulatory risk and overall market risk as discussed below.

We have historically had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets in general are stable, and there is ample availability. However, these markets and the liquidity of our investments remain susceptible to exogenous shocks as was experienced in the financial crisis in 2008 and 2009. In addition, in recent quarters U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury and the Federal Reserve) have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework (and supplemental bank capital rules) and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit by restricting the number of repurchase agreement lenders and the credit made available by such lenders. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the federal financial and banking regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability. While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Cash Flows For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Cash flows provided by our operating activities were relatively unchanged at $159.7 million for the nine months ended September 30, 2014 compared to $158.0 million for the same period in 2013.

For the nine months ended September 30, 2014, we had cash provided by our investing activities of $328.8 million compared to cash of $262.0 million used by the same activities during the comparable 2013 period. This difference is primarily driven by a decrease of $868.1 million in investments purchased during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in purchases of investments was partially offset by a decrease of $338.1 million in principal payments we received on our investments.

For the nine months ended September 30, 2014, cash of $501.1 million was used for financing activities, primarily because we have been reducing our leverage through repayment of our repurchase agreement borrowings. For the nine months ended September 30, 2013, we had $87.8 million of our cash provided by financing activities, which was primarily the result of our increased repurchase agreement borrowings used to help finance our increased purchases of investments during the same period.

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

(amounts in thousands)	Balance Outstanding As of Period End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2014	$3,150,254	$3,352,599	$3,469,491
June 30, 2014	3,447,050	3,454,884	3,496,521
March 31, 2014	3,485,544	3,497,167	3,580,997
December 31, 2013	3,580,754	3,603,477	3,675,290
September 30, 2013	3,674,850	3,836,249	4,071,773

Since the end of the second quarter of 2013, our repurchase agreement borrowings and the average balances outstanding have been declining due to our smaller MBS portfolio, which has resulted from decreased investment of principal payments and sales proceeds received on MBS into new investments, as we have been conservatively managing our investment portfolio. In addition, we have been using our repurchase agreement borrowings to purchase assets for which we typically finance a lower percentage of their market value.

The weighted average original term to maturity for our repurchase agreement borrowings was 106 days as of September 30, 2014 compared to 114 days as of December 31, 2013. Throughout 2014 we have managed our maturities based on market conditions. We have recently begun to extend our maturities into 2015 as we seek to lock-in lower borrowing rates. We also expect borrowing rates to increase as repurchase agreement availability is reduced due to regulatory constraints on our lenders.

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of September 30, 2014, we had repurchase agreement borrowings outstanding with 21 of our 33 available repurchase agreement counterparties at a weighted average borrowing rate of 0.53% compared to 0.61% as of December 31, 2013. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the minimum weighted average haircut contractually required by our counterparties for Agency and non-Agency MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Agency MBS	6.8%	6.6%	6.9%	6.8%	6.7%
Non-Agency MBS	16.9%	18.5%	19.8%	20.1%	20.0%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of September 30, 2014 and as of December 31, 2013:

	September 30, 2014
(amounts in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$252,365	$50,695
JP Morgan Securities, LLC	293,724	47,334
South Street Financial Corporation	591,257	35,616
Bank of America Securities LLC	216,158	26,101
Credit Suisse Securities LLC	124,289	18,379
Remaining counterparties	1,672,461	103,446
	$3,150,254	$281,571

	December 31, 2013
(amounts in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates (1)	$371,753	$91,769
JP Morgan Securities, LLC	240,024	39,397
South Street Financial Corporation	601,354	29,331
Credit Suisse Securities LLC	210,861	25,093
Bank of America Securities LLC	226,768	23,886
Remaining counterparties	1,930,237	102,797
	$3,580,997	$312,273

(1) Amount excludes deferred costs related to our committed two-year repurchase facility with Wells Fargo Bank National which had a remaining balance of $0.2 million as of December 31, 2013.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of September 30, 2014:

(amounts in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,942,668	$2,138,462
Asia	702,467	740,396
Europe	505,119	552,967
	$3,150,254	$3,431,825

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

Derivatives

Our interest rate derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market value changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of September 30, 2014, we had Agency MBS with a fair value of $0.7 million and cash of $32.8 million posted as credit support under these agreements.

Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). As of December 31, 2013, we had an estimated NOL carryfoward of $145.8 million. Due to an ownership shift in 2012, we were limited to $24.7 million to offset our REIT distribution requirements. An additional $13.5 million of our NOL will become available during 2014, and therefore, we expect to have $38.2 million available for the year ended December 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of September 30, 2014:

(amounts in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$3,154,276	$2,988,030	$166,246	$—	$—
Non-recourse collateralized financing (2)	11,381	3,066	3,911	2,246	2,158
Operating lease obligations	1,077	148	202	208	519
Total	$3,166,734	$2,991,244	$170,359	$2,454	$2,677
(1) Includes estimated interest payments calculated using interest rates in effect as of September 30, 2014.
(2) Amounts shown are for principal only and exclude interest obligations as those amounts are not significant. Non-recourse collateralized financing represents securitization financing that is payable solely from loans and securities pledged as collateral. Payments due by period were estimated based on the principal repayments forecasted for the underlying loans and securities, substantially all of which is used to repay the associated financing outstanding.

Off-Balance Sheet Arrangements

As of September 30, 2014, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements. Please refer to Note 1 of our "Notes to the Unaudited Consolidated Financial Statements" for information regarding recently issued accounting pronouncements.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations;

•	Monetary policy and regulatory initiatives of the Federal Reserve;

•
Our financing and hedging strategy, including our target leverage ratios, anticipated trends in financing costs, changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investment portfolio;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of and restrictions on using our tax NOL carryfoward;

•	The status of pending litigation;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses related to the Company's derivative instruments;

•	The status of regulatory rule-making or review processes and the status of reform efforts and other business developments in the repurchase agreement financing market;

•	Market, industry and economic trends; and

•	Interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks. These risks can and do cause fluctuations in our book value per common share and comprehensive income. We attempt to manage these risks and earn an acceptable return for our shareholders as discussed below.

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk primarily from the mismatch between interest-rate reset dates (or maturity) of our assets and the maturity of our liabilities. Borrowing costs on our liabilities are generally based on prevailing market rates and reset more frequently than interest rates on our assets. During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedge instruments at the time, as well as the magnitude and the duration of the increase in interest rates. In addition, our adjustable rate assets may have limits or caps on the amount that an interest rate may reset while our liabilities do not have rate reset caps. Changes in interest rates, particularly rapid changes, may also negatively impact the market value of our investments which reduces our book value. See "Market Value Risk" below for further discussion of the risks to the market value of our investments.

While having interest rate risk is a basic tenet of our investment strategy, we attempt to manage our exposure to changes in interest rates by investing in instruments that have shorter maturities or interest reset dates, entering into hedging transactions (such as interest rate swaps and Eurodollar futures) and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors. Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years. Our portfolio duration may drift outside of our target range at various times due to changes in market conditions, changes in actual or expected prepayment rates on our investments, changes in interest rates, changes in credit spreads, and activity in our investment portfolio. In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of September 30, 2014 based on an instantaneous parallel shift in market interest rates as set forth in the table and assumes the following:

•
The "percentage change in adjusted net interest income" in the table below includes the anticipated impact of changes in expected prepayment speeds on our investments and also assumes that net proceeds received from pay downs on the portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of September 30, 2014 and at yields consistent with those as of that date adjusted for the parallel shift in the rates below.

•
The "percentage change in market value" included in the table below is based on the immediate change in market value of the investment portfolio based on the instantaneous shift in market interest rates. The projections for market value do not assume any change in credit spreads.

We are presenting only a -50 basis point parallel shift in interest rates given the low level of absolute rates at September 30, 2014. Changes in types of investments, changes in future interest rates, changes in credit spreads, changes in the shape of the yield curve, the availability of financing and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. In addition, declines in market value of our investments and derivative instruments may occur from changes in market expectations on future interest rates and/or Federal Reserve monetary policy which are not modeled in the table below. Other factors will also impact the amounts set forth below, such as whether we raise additional capital or change our investment allocations or strategies. Accordingly, amounts shown below could differ materially from actual results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in adjusted net interest income	Percentage change in market value (1)
+100	(21.6)%	(1.0)%
+50	(9.8)%	(0.5)%
-50	4.7%	0.3%

(1)	Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. The table below shows the projected change in market value of our investment portfolio net of hedges for changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of September 30, 2014.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in market value
0	+25	—%
+10	+50	(0.1)%
+10	+75	(0.2)%
+25	+75	(0.3)%
+25	0	(0.1)%
+50	0	(0.2)%
-10	-50	—%

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of September 30, 2014:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.4% to 10.0%	87.8%	1.0%	0.7%
>10.0% to 11.0%	8.9%	2.0%	16.4%
>11.0% to 12.1%	3.3%	5.0%	82.9%
	100.0%		100.0%

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

Fluctuations in credit spreads typically vary based on the type of investments. Though market conditions and technical factors such as FOMC monetary policy may impact Agency MBS credit spreads, they will generally have less volatility than non-Agency MBS. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of September 30, 2014:

Basis Point Change in Market Credit Spreads	Percentage change in market value
+50	(1.9)%
+25	(1.0)%
-25	1.0%
-50	1.9%

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

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$33,582	2.93%	$39,627	3.00%	$37,353	3.02%	$42,082	2.97%
13-24 MTR	5,229	4.05%	5,237	4.05%	9,210	3.64%	11,234	3.73%
25-60 MTR	38,807	3.42%	42,460	3.44%	46,756	3.50%	46,419	3.66%
> 60 MTR	43,059	2.99%	45,028	3.00%	46,591	3.00%	54,496	2.99%
Fixed rate	(10)	2.50%	(10)	2.51%	(11)	2.51%	(11)	2.51%
Total premium, net	$120,667	3.14%	$132,342	3.16%	$139,899	3.20%	$154,220	3.22%
Par/notional balance	$2,200,149		$2,360,799		$2,438,133		$2,591,568
Premium, net as a % of par value	5.5%		5.6%		5.7%		6.0%

Loans underlying our RMBS do not have any specific prepayment protection whereas loans underlying our CMBS and CMBS IO securities generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay; however, the amount of the prepayment penalty required to be paid may decline over time, and as loans age, interest rates decline, or market values of collateral supporting the loans increase, prepayment penalties may lessen as an economic disincentive to the borrower over time. Generally, our experience has been that prepayment lock-out and yield maintenance provisions result in stable prepayment performance from period to period. There are no prepayment protections, however, if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Historically, our default experience on loans in CMBS and CMBS IO has been relatively low.

Without these prepayment protection provisions, prepayment risk on CMBS IO would be particularly acute as these investments have no principal balance (interest payments are based on the notional amount of the underlying commercial loans) and therefore are all premium. Prepayment protection and compensation provisions generally, but not always, differ by the type of GSE issuing the MBS. The majority of our Agency CMBS IO are issued by Freddie Mac which generally have initial prepayment lock-outs followed by a defeasance period which generally extends to within six months of the stated maturities of the underlying loans. We sold the majority of our Agency CMBS IO issued by Ginnie Mae during the third quarter of 2014 to reduce exposure to prepayment risk and in part to rotate capital into non-Agency CMBS IO. The following table details the fair value of our Agency CMBS IO portfolio by GSE as of the end of the past four quarters:

(amounts in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Fannie Mae	$29,995	$47,340	$68,587	$70,288
Freddie Mac	380,367	323,970	325,447	312,089
Ginnie Mae	1,355	76,190	77,211	77,950
	$411,717	$447,500	$471,245	$460,327

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

The following table presents information on our non-Agency MBS by credit rating as of September 30, 2014:

	September 30, 2014
(amounts in thousands)	CMBS	CMBS IOs	RMBS	Weighted average
AAA	$36,814	$284,126	$—	56.5%
AA	75,343	1,140	—	13.5%
A (1)	121,254	—	—	21.3%
Below A or not rated (1)	36,862	2,947	9,555	8.7%
	$270,273	$288,213	$9,555	100.0%
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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to the putative class action lawsuit that was filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”), and to which GLS Capital, Inc. and the Company are named defendants (as such lawsuit is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013), on June 30, 2014, the Court dismissed with prejudice the plaintiffs’ complaint in its entirety. Plaintiffs have appealed.

There have been no material changes during the three or nine months ended September 30, 2014 for the legal proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2013 other than those disclosed above.

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

The following table summarizes repurchases of our common stock that occurred during the three months ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
July 1, 2014 - July 31, 2014	—	$—	—	$42,145
August 1, 2014 - August 31, 2014	186	8.75	—	42,145
September 1 - September 30, 2014	—	—	—	42,145
Total	186	$8.75	—	$42,145
(1) These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the $50 million repurchase plan authorized by the Company's Board of Directors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, amended as of December 12, 2013 (incorporated herein by reference to Exhibit 3.2 to Dynex's Annual Report on Form 10-K filed March 4, 2014).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statements of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 10, 2014	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	November 10, 2014	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)