Form 10-K
period 2014-12-31
DYNEX CAPITAL INC
filed 2015-03-12
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Yes           ☐           No           ☒

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $448,865,442 based on the closing sales price on the New York Stock Exchange of $8.85.

On February 27, 2015, the registrant had 54,938,908 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2015 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2014, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”).  We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2014.  See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “the Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which invests in residential and commercial mortgage securities on a leveraged basis. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DX". We also have two series of preferred stock outstanding, our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") which is traded on the NYSE under the symbol "DXPRA", and our 7.625% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") which is traded on the NYSE under the symbol "DXPRB". Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through regular quarterly dividends and also through capital appreciation.

We were formed in 1987 and commenced operations in 1988. From our inception through 2000, our operations largely consisted of originating and securitizing various types of loans, principally single-family and commercial mortgage loans and manufactured housing loans. Since 2000, we have been investing in Agency and non-Agency mortgage-backed securities (“MBS”) and are no longer originating or securitizing mortgage loans. MBS consist of residential MBS (“RMBS”) and commercial MBS (“CMBS”), including CMBS interest-only ("IO") securities. Agency MBS have a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity ("GSE") such as Fannie Mae and Freddie Mac. Non-Agency MBS have no such guaranty of payment.

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments. We invest our capital pursuant to our Operating Policies as approved by our Board of Directors which include an Investment Policy and Investment Risk Policy as discussed further below.

RMBS. Our Agency RMBS investments include MBS collateralized by adjustable-rate mortgage loans ("ARMS"), which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index, and hybrid adjustable-rate mortgage loans ("hybrid ARMs"), which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and then adjust their interest rate at least annually to an increment over a specified interest rate index as discussed further below. Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period. We may also invest in fixed-rate Agency RMBS from time to time.

We also invest in non-Agency RMBS, which do not carry a principal guarantee from the U.S. government or a GSE. Non-Agency RMBS are collateralized by non-conforming residential mortgage loans and credit tranched into different classes of securities with payments to junior classes subordinate to senior classes. We generally invest in senior classes of non-Agency RMBS that are of higher credit quality and which may include unrated securities that have sufficiently high collateralization to protect our investment from most credit events.

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

CMBS. Our Agency and non-Agency CMBS are collateralized by first mortgage loans and are primarily fixed-rate securities but also include securities with rates that reset monthly based on an index rate, such as LIBOR. The majority of the loans collateralizing our CMBS are secured by multifamily properties. Typically these loans have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay.

CMBS IO. A portion of our Agency and non-Agency CMBS includes IO securities which represent the right to receive interest payments (but not principal cash flows) based on the unpaid principal balance of the underlying pool of mortgage loans. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. CMBS IO securities generally have some level of prepayment protection in the form of lock-outs, prepayment penalties, or yield maintenance associated with the underlying loans similar to CMBS described above.

Operating Policies and Restrictions

Our Operating Policies set forth investment and risk limitations as they relate to the Company's investment activities and are reviewed annually by the Board but may be updated or amended at anytime by the Board. We also manage our operations and investments to comply with various REIT limitations (as discussed further below in “Federal Income Tax Considerations”) and to avoid qualifying as an investment company as such term is defined in the Investment Company Act of 1940 ("the 1940 Act") or as a commodity pool operator under the Commodity Exchange Act.

The Operating Policies in effect as of December 31, 2014 target an allocation of 40% of our assets to non-Agency MBS and limit our purchases of non-investment grade and non-rated MBS to no more than 10% of our total capital. Investment grade MBS are MBS which are rated 'BBB' or higher by at least one nationally recognized statistical ratings organization. We will conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating. In general, our limited purchases of non-rated MBS in recent years have been shorter duration securities which we believe to have minimal credit risk as opposed to longer duration MBS that may have more significant credit risk.

The Operating Policies also limit the overall leverage of the Company to seven times our shareholders’ equity capital and place limits on certain risks to which we are exposed, such as interest rate and convexity risk, our earnings at risk, and our shareholders’ equity at risk as a result of changes in interest rates, prepayment rates, investment prices and spreads, and others items. The Operating Policies require us to perform a variety of stress tests to model the effect on the investment portfolio value and our liquidity of adverse market conditions.

Investment Philosophy and Strategy

Our investment philosophy encompasses a macroeconomic, top-down approach that focuses on the expected risk-adjusted outcome of any investment. Key points of our investment philosophy include the following:

•	understanding macroeconomic conditions including the current state of the U.S. and global economies;

•	understanding the regulatory environment, competition for assets, and the terms and availability of financing;

•	sector analysis including understanding absolute returns, relative returns and risk-adjusted returns;

•	security and financing analysis including sensitivity analysis on credit, interest rate volatility, and market value risk; and

•	managing performance and portfolio risks, including interest rate, credit, prepayment, and liquidity risks.

Our investment philosophy will dictate our investment strategy. In executing our strategy, we seek to balance the risks of owning various types of mortgage assets with the earnings opportunity on the investments. We believe our investment strategy provides superior diversification of these risks across our investment portfolio and therefore provides ample opportunities to generate attractive risk-adjusted returns while protecting our shareholders’ capital.

The performance of our investment portfolio will depend on many factors including but not limited to interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, demand for our investments, general market liquidity, and economic conditions and their impact on the credit performance of our investments. In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” below and "Risk Factors-Risks Related to Our Business" in Item 1A of Part I of this Annual Report on Form 10-K for further discussion.

Financing and Hedging

We finance our investments primarily through the use of recourse repurchase agreements, and to a lesser extent, non-recourse collateralized financing.

Repurchase Agreements. The majority of our repurchase agreement financing is uncommitted short-term financing in which we pledge our MBS as collateral to secure loans made by the repurchase agreement counterparty. These repurchase agreements generally have original terms to maturity of 30 days to one year, though in some instances we may enter into longer- dated maturities depending on market conditions, and carry a rate of interest which is usually based on a spread to LIBOR and fixed for the term of the borrowing. Borrowings under these repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. We also have available to us a committed repurchase agreement financing facility which was amended on February 5, 2015 to increase the aggregate borrowing capacity to $300.0 million and to extend its expiration date to August 6, 2016. The amount borrowed under a repurchase agreement is limited by the lender to a percentage of the estimated market value of the pledged collateral (or "haircut"), which is generally up to 95% of the estimated market value for Agency MBS, up to 90% for higher credit quality non-Agency MBS, and up to 85% for CMBS IO and for non-rated or lower credit quality non-Agency MBS. The difference between the market value of the pledged MBS collateral and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity.

The fair value of MBS fluctuates primarily as a result of principal payments and changes in market interest rates and spreads, prevailing market yields, actual or anticipated prepayment speeds, and other market conditions. If the fair value of the MBS pledged as collateral declines below the lender's required haircut, the lender has the right to initiate a margin call which requires us to pledge additional assets to collateralize the outstanding repurchase agreement borrowings. Lenders may also initiate margin calls during periods of market stress as a result of actual or expected volatility in asset prices.If we fail to meet any margin call, our lenders also have the right to terminate the repurchase agreement and sell any collateral pledged. Therefore, we attempt to maintain cash and other liquid securities in sufficient amounts to manage our exposure to margin calls by lenders.

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

For further discussion of repurchase agreement financing including significant risks, please refer to "Risk Factors-Risks Related to Our Business" in Item 1A of Part 1 and "Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K.

Derivative Instruments. We use a variety of derivative instruments to mitigate our exposure to market events outside of our control which could impact our earnings, cash flow or book value. Our hedging activities attempt primarily to reduce our exposure to adverse effects of changes in interest rates. For example, given the nature of our investing and financing activities, in a period of rising interest rates our earnings and cash flow may be negatively impacted by borrowing costs increasing faster than income from our assets, and our book value may decline as a result of declining market values of our MBS. We enter into derivative instruments in an attempt to partially or fully mitigate our exposure to these changes in interest rates. We typically utilize interest rate swap agreements and Eurodollar futures to hedge interest rate risk, but may also utilize interest rate cap or floor agreements, put and call options on securities or securities underlying futures contracts, forward rate agreements, or swaptions.

As of December 31, 2014, our derivative instruments consisted of interest rate swap agreements and Eurodollar contracts. In conducting our hedging activities, we intend to comply with REIT and tax limitations on our hedging instruments which could limit our activities and the instruments that we may use. We also intend to enter into derivative contracts only with the counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency.

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

Factors that Affect Our Results of Operations and Financial Condition

The performance of our investment portfolio, including the amount of net interest income we earn and fluctuations in investment values, will depend on multiple factors, many of which are beyond our control. These factors include, but are not limited to, the absolute level of interest rates, changes in expectations with regard to future interest rates, the relative steepness of interest rate curves, actual and estimated future prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments (including multifamily, residential and commercial mortgage markets), and market required yields as reflected by market credit spreads. In addition, the performance of our investment portfolio, the cost and availability of financing, and the availability of investments at acceptable return levels could be influenced by actions and policy measures of the U.S. government including, but not limited to, the Federal Housing Finance Administration, the U. S. Department of the Treasury (the "Treasury"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve") and could also be influenced by other central banks around the world. Please refer to Part I, Item 1A, "Risk Factors" as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K for a detailed discussion of these factors and others that have the potential to impact our results of operations and financial condition.

INDUSTRY OVERVIEW

The public mortgage REIT industry includes approximately 37 companies with a total market capitalization of approximately $62.0 billion as of December 31, 2014. Mortgage REITs provide liquidity to the U.S. real estate markets through the purchase of RMBS and CMBS and through the origination or purchase of mortgage loans. The business models of mortgage REITs range from investing only in Agency MBS to investing substantially in non-investment grade MBS and originating and securitizing loans. Each mortgage REIT will assume risks in its investment strategy. Whereas we invest in shorter-duration and higher quality MBS in order to mitigate interest rate risk and credit risk, other mortgage REITs may be willing to accept more of these risks than we are and invest in mortgage assets that we do not.

Given the need for private capital to replace the capital currently supporting mortgage finance (from governmental and quasi-governmental public entities such as Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Reserve), we believe that mortgage REITs will continue to increase in importance to the U.S. housing and mortgage finance industries. In addition, the uncertainty around regulation of financial institutions under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") , minimum capital standards implemented under the Basel III Accord, increased risk-weightings for certain types of mortgage loans held by depository institutions, increased regulatory requirements related to origination of certain types of residential mortgage loans, and other potential regulatory changes, may further impact capital formation in the U.S. mortgage market which could favor mortgage REITs. There are potential consequences to increased regulation however, including increasing borrowing costs or reduced availability of repurchase agreement financing and the need to post more capital to leverage our investments and/or enter into derivative instruments.

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

We utilize our NOL carryforward to offset our taxable earnings after taking the REIT distribution requirements into account. As a result of our public offering of common stock in February 2012, we incurred an "ownership change" as such term is defined in Section 382 of the Code. Because of this ownership change, the amount of the NOL carryforward that we may use each year is limited to approximately $13.5 million, and portions of this amount not utilized are accumulated and rolled forward to the following year. Our NOL carryforward begins to expire substantially in 2020. The following table provides a rollforward of our NOL carryforward for the periods indicated:

	Cumulative NOL Available for Use	NOL Balance Remaining
As of December 31, 2012:		$145,759
Amount released for the year ended December 31, 2012 (1)	$11,249
Amount released for the year ended December 31, 2013	13,451
Amount released for the year ended December 31, 2014	13,451
Amount available for use as of December 31, 2014	38,151
Less amount used for the year ended December 31, 2012		—
Less amount used for the year ended December 31, 2013		—
Estimated amount to be used for the year ended December 31, 2014 (2)		(25,743)
Estimate of NOL remaining as of December 31, 2014 (2)		$120,016
(1) Prorated to account for timing of Section 382 ownership change during the year.
(2) Subject to completion of our 2014 federal income tax return.

There may be differences between taxable income and income computed in accordance with U.S. generally accepted accounting principles (“GAAP”). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes.

Failure to satisfy certain Code requirements could cause us to lose our status as a REIT. If we failed to qualify as a REIT for any taxable year, we may be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. We could, however, utilize our NOL carryforward to offset all or part of our taxable income to the extent the NOL is available to us based on the limitations described above. If we lost or otherwise surrendered our status as a REIT, we could not elect REIT status again for five years. Several of our investments in securitized mortgage loans have ownership restrictions limiting their ownership to REITs. Therefore, if we fail to maintain our REIT status, we would have to sell these investments or otherwise provide for REIT ownership of these investments. In addition, many of our repurchase agreement lenders and interest rate swap counterparties require us to maintain our REIT status. If we were to lose our REIT status, these lenders would have the right to terminate any repurchase agreement borrowings and interest rate swaps outstanding at that time.

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

EMPLOYEES

As of December 31, 2014, we have 17 employees and one corporate office in Glen Allen, Virginia. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Executive Officers of the Registrant

Name (Age)	Current Title	Business Experience
Thomas B. Akin (62)	Executive Chairman and Director	Executive Chairman effective January 1, 2014; Chief Executive Officer between 2008 and 2013; Chairman of the Board since 2003; managing general partner of Talkot Capital, LLC.
Byron L. Boston (56)	Chief Executive Officer, President, Co-Chief Investment Officer, and Director	Chief Executive Officer and Co-Chief Investment Officer effective January 1, 2014; President and Director since 2012; Chief Investment Officer since 2008.
Stephen J. Benedetti (52)	Executive Vice President, Chief Operating Officer, and Chief Financial Officer	Executive Vice President and Chief Operating Officer since 2005; Executive Vice President and Chief Financial Officer from 2001 to 2005 and beginning again in 2008.
Smriti L. Popenoe (46)	Executive Vice President and Co-Chief Investment Officer
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

Our website can be found at www.dynexcapital.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

ITEM 1A.    RISK FACTORS

The following is a summary of the risk factors that we believe are most relevant to our business. These are factors which, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors, and consequently, the following is not a complete discussion of all potential risks or uncertainties.

RISKS RELATED TO OUR BUSINESS

Our strategy of using leverage to enhance returns to our shareholders increases the risk that we may incur losses, declines in book value, and material decreases in our liquidity.

The use of leverage in our business increases the risk of volatility in returns to our shareholders and increases the risk of a material decline in our book value and liquidity. Leverage increases returns on our invested capital if we can earn a greater return on investments purchased with leveraged funds than our cost of leverage, but can decrease returns on our invested capital if the cost of such leverage increases without having adequately hedged against such increase or if our ability to access or maintain leverage is limited or restricted in a material way. The use of leverage will also magnify increases or decreases in our book value depending on the change in value of assets that we purchase (which are generally longer-term in nature) relative to the change in value of the financing (which are generally shorter-term in nature) and the change in fair value of our hedges. The increase in liquidity risk stems from the potential for margin calls by our lenders for fluctuations in collateral values or if the lender fails to renew or roll over the financing.

Our ability to access cost-effective leverage sufficient to generate acceptable returns to our shareholders is impacted by the following:

•	market conditions and overall market volatility and liquidity;

•	regulation of our lenders;

•	the liquidity of our investments;

•	the market value of our investments;

•	the ‘haircut’ our lenders accept for the types of investments we use as collateral, and;

•	the willingness of our lenders to finance the types of investments we choose.

Because repurchase agreements are short-term commitments of capital, changes in conditions in the repurchase markets may make it more difficult for us to secure continued financing. In periods of high volatility such as was experienced during the financial crisis in 2008, some lenders may lose their ability or curtail their willingness to provide financing. Additionally, regulatory capital requirements adopted by financial and banking regulators and imposed on our lenders have changed significantly since 2008 and as a result the cost of the financing has increased, and may continue to increase from the higher regulatory costs and regulatory capital requirements. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk related to such financings. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to the lenders' valuation of the assets that secure the outstanding borrowings. All of these circumstances could increase the cost of our borrowings or reduce our ability to access leverage, which could adversely affect our financial condition and results of operations, and could also force us to sell assets at significant losses if the unfavorable market environment requires us to deleverage.

We may be required to post large amounts of additional assets as collateral or margin to secure our leveraged positions in the event of a sudden, precipitous drop in the value of our financed assets. Declines in the values of our financed assets could also require us to reduce our leverage by selling assets or not replacing MBS as they amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings. Even a small decrease in the value of a leveraged asset may require us to post additional collateral. The requirement to post additional collateral may decrease the amount of cash available to us for distributions to our shareholders, and deleveraging to manage declines in the values of our assets could reduce our interest income and interest expense, which could adversely affect our financial condition and results of operations.

For more information about our operating policies regarding leverage and historic leverage levels, please see “Liquidity and Capital Resources” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Repurchase agreements are generally uncommitted short-term financings and changes to terms of such financing may adversely affect our profitability.

Repurchase agreements are generally uncommitted financings from lenders with an average term of ninety days or less. Because we rely heavily on borrowings under repurchase agreements to finance certain of our investments, our ability to achieve our investment and profitability objectives can depend on our ability to access repurchase agreement financing in sufficient amounts and on favorable terms, and to renew or replace maturing financings on a continuing basis. If the terms on which we borrow change in a meaningful way, our profitability may be negatively impacted which could reduce distributions to our shareholders.

We invest in assets that are traded in over-the-counter (OTC) markets which are less liquid and have less price transparency than securities exchanges. Owning securities that are traded in OTC markets may increase our liquidity risk, particularly in a volatile market environment, because our assets may be more difficult to borrow against or sell in a prompt manner and on terms acceptable to us, and we may not realize the full value at which we previously recorded the investments and/or may incur additional losses upon sale.

Though Agency MBS are generally deemed to be very liquid securities, turbulent market conditions in the past have at times significantly and negatively impacted the liquidity of these assets, resulting in reductions in their market value. Non-Agency MBS are typically more difficult to value, less liquid, and experience greater price volatility than Agency MBS. In addition, market values for non-Agency MBS are typically more subjective than Agency MBS. As a result of these factors, the number of lenders willing to provide financing for non-Agency MBS or accept them as collateral has generally been limited.

A sudden reduction in the liquidity of our investments could limit our ability to finance or could make it difficult to sell investments if the need arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments which would result in lower than anticipated gains or higher losses.

Furthermore, repurchase agreements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines that the value of the assets has declined below the lender's required haircut, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to stockholders, and could cause the value of our common stock or preferred stock to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and which could result in significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.

Fluctuations in interest rates may have various negative effects on us and could lead to reduced net interest income and a lower book value.

Fluctuations in interest rates impact us in a number of ways. For example, in a period of rising rates, we may experience a decline in our profitability from borrowing rates increasing faster than rates on our assets reset or from our investments adjusting less frequently or relative to a different index (e.g., six month or one-year LIBOR) from our borrowings (repurchase agreements are typically based on one-month LIBOR). Most of our assets are also fixed rate for a period of their lives and are financed with floating rate repurchase agreements that mature faster. In a period of rising rates our borrowings will reset more quickly to market interest rates than most of our assets, which may negatively affect returns on our portfolio and our net interest income.

Fluctuations in interest rates may also negatively affect the market value of our securities. Since our securities are fixed rate or adjust generally over longer-term periods, rising interest rates will reduce the market value of our MBS as a result of higher yield requirements by the market for these types of securities. In some instances, increases in short-term rates are rapid enough that short-term rates equal or exceed medium/long-term rates, resulting in a flat or inverted yield curve. Any fixed-rate or hybrid ARM investment will generally be more negatively affected by these increases than ARMs (which have interest-rates that adjust more frequently). Reductions in the market value of our securities could result in margin calls from our lenders, potentially forcing us to sell securities at a loss. Conversely, while declining interest rates are more favorable for us, we may experience increasing prepayments, resulting in reduced profitability due to reinvestment of our capital in lower yielding investments.

The mortgage loans collateralizing ARMs typically have periodic (or interim) and lifetime interest rate caps. Periodic interest rate caps limit the amount interest rates can adjust on a loan during any given period. Lifetime interest rate caps limit the amount interest rates can adjust from inception through maturity of a loan. Because of these caps, the amount of gross interest income earned by ARMs may become limited in a sustained period of rising interest rates or in any period in which interest rates rise rapidly. We may also experience price volatility as ARMs approach their interest rate caps. In addition, we could experience additional declines in net interest income as the repurchase agreements financing ARMs do not have periodic or lifetime interest rate caps.

A sudden shift in U.S. monetary policy may increase our borrowing costs and negatively impact the value of our investments and book value.

The Federal Open Market Committee (“FOMC”) of the Federal Reserve has maintained its targeted federal funds rate at the historically low range of between 0% and 0.25% since 2008. The FOMC has also sought to provide additional policy monetary stimulus with large-scale purchases of Treasury securities and Agency RMBS (which the market has referred to as quantitative easing, or "QE"). While the FRBNY, on behalf of the FOMC, is not actively purchasing additional securities under the QE program, it continues to reinvest principal repayments received on the securities which it owns in order to maintain an accommodative monetary policy.

The potential market volatility from the Federal Reserve's future withdrawal of its accommodative monetary policy through its reinvestment of principal payments received or increases in the targeted federal funds rate may be extreme. Once the Federal Reserve announces a higher targeted range or if markets determine that the Federal Reserve is likely to announce a higher targeted range, our borrowing costs are likely to increase which will negatively impact our results of operations and could impact our financial condition and book value. Further, significant price volatility could occur following large asset sales (or anticipation thereof) by the FRBNY. In such a case, it is likely that prices on our investments would decline which would cause a decline in our book value and also could result in margin calls by our lenders on Agency MBS pledged as collateral for repurchase agreements. If declines in prices are substantial, we could be forced to sell assets at a loss or at an otherwise inopportune time in order to meet margin calls or repay lenders.

Our repurchase agreements and derivative instruments may contain financial and non-financial covenants. Our inability to meet these covenants could adversely affect our financial condition, results of operations and cash flows.

In connection with certain of our repurchase agreements and derivative instruments, we are required to maintain certain financial and non-financial covenants. The most restrictive financial covenants as of February 28, 2015 require that, on any date, we have (i) a minimum of $30 million of liquidity; (ii) a minimum shareholders' equity of the sum of $110 million and 90% of all net capital contributions after June 30, 2008; (iii) declines in shareholders' equity less than 25% in any quarter and 35% in any year; and (iv) and a maximum debt-to-equity ratio of 7-to-1. In addition, virtually all of our repurchase agreements and derivative instruments require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of a repurchase agreement, acceleration of all amounts owing under a repurchase agreement, and generally would give the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the repurchase agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements and derivative instruments have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.

Prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and the market value of our investments. Changes in prepayment rates may also subject us to reinvestment risk.

We are subject to prepayment risk to the extent that we own investments at premiums to their par value. Our investment portfolio consists substantially of RMBS and CMBS owned at premiums, and CMBS IO securities which have no principal amounts outstanding and consist only of the right to receive interest payments on the underlying pools of CMBS loans included in the securitization trust. Prepayments on our investments can occur both on a voluntary and involuntary (i.e., a loan default and subsequent foreclosure and liquidation) basis. Voluntary prepayments tend to increase when interest rates are declining or, in the case of ARMs or hybrid ARMs, based on the shape of the yield curve. CMBS and CMBS IO are generally protected from voluntary prepayment either by an absolute prepayment lock-out on the loan or by yield maintenance or prepayment penalty provisions which compensate us for future lost interest income on the loan. RMBS provide no specific protection from voluntary prepayment. The actual level of prepayments on our investments will be impacted by economic and market conditions, the absolute and relative levels of interest rates, and the general availability of mortgage credit among other factors. We have no protection from involuntary prepayments which tend to increase in periods of economic stress and may occur for any of our investment types.

We amortize the premiums we pay on a security using the effective yield method, which is impacted by actual and projected borrower prepayments of principal on the loans. If we experience actual prepayments in excess of our projections or increase our expectations of future prepayment activity, we will amortize investment premiums at an accelerated rate which would reduce our interest income. The impact of accelerated amortization is particularly acute on CMBS IO securities since these securities consist entirely of premium.

Increases in actual prepayment rates or market expectations of prepayment rates could also negatively impact the market value of our investments. Faster prepayments generally negatively impact the market value of RMBS due to less predictability of payments on the underlying mortgage loans and will increase the required market yield on such security. Faster prepayments will also negatively impact the market value of CMBS IO, depending on the amount of prepayment protection for a given security. Increasing prepayments will typically reduce the value of our securities owned at premiums which will negatively impact our book value. We are also more likely to experience margin calls from our lenders as a result of the decline in value of our securities.

In certain circumstances, compensation for voluntary prepayment on CMBS IO securities may not be sufficient to compensate us for the loss of future excess interest as a result of the prepayment, thereby adversely affecting our results of operations. Also, the amount of prepayment penalties on loans underlying CMBS and CMBS IO decline over time, and as loans age, interest rates decline, or market values of the collateral supporting the loan increase, prepayment penalties may not serve as a sufficient economic disincentive to prevent the borrower from prepaying.

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

Provisions requiring yield maintenance charges, prepayment penalties, defeasance, or lock-outs in CMBS IO securities may not be enforceable.

Provisions in loan documents for mortgages in CMBS IO securities in which we invest requiring yield maintenance charges, prepayment penalties, defeasance, or lock-out periods may not be enforceable in some states and under federal bankruptcy law. Provisions in the loan documents requiring yield maintenance charges and prepayment penalties may also be interpreted as constituting the collection of interest for usury purposes. Accordingly, we cannot be assured that the obligation of a borrower to pay any yield maintenance charge or prepayment penalty under a loan document in a CMBS IO security will be enforceable. Also, we cannot be assured that foreclosure proceeds under a loan document in a CMBS IO security will be sufficient to pay an enforceable yield maintenance charge. If yield maintenance charges and prepayment penalties are not collected, or if a lock-out period is not enforced, we may incur losses to write-down the value of the CMBS IO security for the present value of the amounts not collected. This would also likely cause margin calls from any lender on the CMBS IO impacted. Because a margin call would require us to transfer additional assets to such lender or to repay a portion of the outstanding borrowings, it could have a material adverse effect on our liquidity.

We invest in securities guaranteed by Fannie Mae and Freddie Mac which are currently under conservatorship by the Federal Housing Finance Agency (“FHFA”). As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. Both Fannie Mae's and Freddie Mac's solvency is being supported by the Treasury through their committed purchases of Fannie Mae and Freddie Mac preferred stock. The ultimate impact on the operations of Fannie Mae and Freddie Mac from the conservatorships and the support they receive from the U.S. government is not determinable and could affect Fannie Mae and Freddie Mac in such a way that our business, operations and financial condition may be adversely affected.

In 2008, the FHFA placed Fannie Mae and Freddie Mac under federal conservatorship. As its conservator, the FHFA has broad regulatory powers over Fannie Mae and Freddie Mac and has entered into Preferred Stock Purchase Agreements, as amended, (“PSPAs”) pursuant to which the Treasury ensures that Fannie Mae and Freddie Mac will separately maintain a positive net worth by committing to purchase preferred stock of Fannie Mae and Freddie Mac. The FHFA as the regulator of the GSEs has proposed several reforms including, among other things, building a common, single, securitization platform between the two entities and gradually contracting their presence in the mortgage marketplace. In addition, the U.S. Congress at various times has considered structural changes to the GSEs, including winding down the GSEs and replacing them with a privately capitalized system that is intended to preserve market liquidity and protect taxpayers from future GSE losses due to economic downturns.

The outcome of the conservatorship and the scope and nature of actions that may ultimately be taken by the U.S. Congress to reform the GSEs and the housing finance system, are not predictable at this point. Actions limiting the guarantee on future Agency MBS could impact the amount of Agency MBS available to be purchased which could lead to increased competition and reduced returns from these assets. It could also negatively impact our ability to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).

Both Fannie Mae and Freddie Mac have returned to profitability as a result of the housing market recovery but their long-term financial viability is highly dependent on governmental support. If the Treasury withdraws its support, the value of Agency MBS could significantly decline, which would make it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. In addition, future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. government, including those that result in their winding down, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae and Freddie Mac. As a result, such policies could increase the risk of loss on investments in Agency MBS. It also is possible that such policies could adversely impact the market for such securities and spreads at which they trade, and thereby adversely impact the profitability of our investments.

All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets and materially adversely affect our business, operations and financial condition.

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

Our investment strategy includes investing in securities with credit risk. Many of these securities have some form of subordinate credit enhancement within the security structure. The performance of these securities is dependent in large part on the performance of the underlying mortgage loans relative to the amount of the subordinate credit enhancement within the security structure. These mortgage loans are subject to defaults, foreclosure timeline extension, fraud, price depreciation, and unfavorable modification of loan principal amount, interest rate, and premium, any of which could result in losses to us.

Mortgage-backed securities are secured by mortgage loans (generally single family residential properties for RMBS and pools of commercial mortgage loans for CMBS). We own securities that generally have some form of credit subordination to our investment with respect to credit losses on the underlying mortgage loans. We bear a risk of loss of principal on our security to the extent losses experienced on the loans in these securities are in excess of such subordination.

CMBS and CMBS IO securities that we own have a wide range of subordination levels and are collateralized by pools of commercial mortgage loans secured by multifamily or commercial properties. Commercial mortgage loans generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of a commercial property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, economic conditions, tenancy, location and condition, property management decisions, competition, regulations, environmental conditions, occupancy rates, interest rates and real estate tax rates and other operating expenses. Losses on underlying commercial mortgage loans will potentially impact the yield on the CMBS and CMBS IO securities we own and could also negatively impact their market value. Negative impacts on yields will reduce our net income and reductions in market values could lead to margin calls by our lenders which, if significant, could force us to sell assets possibly at losses to meet margin calls.

Similar to CMBS and CMBS IO, we own RMBS that generally have some form of credit subordination to our investment with respect to credit losses on the underlying mortgage loans. We bear a risk of loss of principal on our security to the extent losses are sufficient to eliminate such subordination. RMBS securities are generally collateralized by pools of single family mortgage loans which have less idiosyncratic risk than CMBS and CMBS IO. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including among other things, their employment situation, economic conditions, and the availability of refinancing. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

For further discussion, see “Quantitative and Qualitative Disclosures About Market Risk” within Part II, Item 7A.

We may change our investment strategy, operating policies, dividend policy, and/or asset allocations without shareholder consent.

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

Our net income will largely depend on our ability to acquire mortgage-related assets with acceptable risk-return profiles at favorable spreads over our borrowing costs. The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in real estate lending markets depends on various factors, including interest rates, regional and national economic conditions, and real estate values. In acquiring investments, we may compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, savings and loans, insurance companies, mutual funds, and other entities that purchase assets similar to ours, many of which have greater financial resources than we do. As a result of all of these factors, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

In order to maintain our portfolio size and our earnings, we must reinvest the cash flows we receive from our existing investment portfolio, including monthly principal and interest payments and proceeds from sales. If the assets we acquire in the future earn lower yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down or are sold. The risk that newly-acquired investments will not generate yields as attractive as yields on our current assets has been exacerbated in recent quarters due to the very low interest rate environment, Federal Reserve monetary policy, and increased competition for investment securities. In addition, based on market conditions, we may decide to not reinvest the cash flows we receive from our investment portfolio. If we retain, rather than reinvest, these cash flows, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline.

Our use of hedging strategies to mitigate our interest rate exposure may not be effective and may adversely affect our income and book value.

We use interest rate swap agreements, Eurodollar futures, interest rate caps, and other derivative transactions (collectively, “hedging instruments”) to help mitigate increased financing costs and volatility in book value from adverse changes in interest rates. Our hedging activity will vary in scope based on our portfolio construction and objectives, the actual and implied level and volatility of interest rates, our forecast of future interest rates, and financing sources used. No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed, and there can be no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition. In addition, hedging instruments that we use may adversely affect our results of operations and book value (particularly if interest rates decline) as the fair value of hedging instruments fluctuate with changes in rates (and require us to post margin to counterparties) and also involve an expense that we will incur regardless of the effectiveness of the hedging activity.

Our hedging instruments can be traded on an exchange or administered through a clearing house, or are administered under bilateral agreements between us and a counterparty. Bilateral agreements expose us to increased counterparty risk, and we may be at risk of loss of any collateral held by a hedging counterparty if the counterparty becomes insolvent or files for bankruptcy.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	The performance of instruments used to hedge may not completely correlate with the performance of the assets or liabilities being hedged;

•	Interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	Available hedging instruments may not correspond directly with the interest rate risk from which we seek protection;

•	The duration of the hedge may not match the duration of the related asset or liability;

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

Clearing facilities or exchanges may increase the margin requirements we are required to post when entering into derivative instruments, which may negatively impact our ability to hedge and our liquidity.

We are required to post margin when entering into a hedging instrument which is traded on an exchange or administered through a clearing house. The amount of margin is set for each derivative by the exchange or clearinghouse and in prior periods, exchanges have required additional margin in response to events having or expected to have adverse economic consequences. For example, in response to the U.S. approaching its debt ceiling without resolution and the federal government shutdown in October 2013, the Chicago Mercantile Exchange announced that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back shortly thereafter upon the news that Congress passed legislation to temporarily suspend the national debt ceiling. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may negatively impact our results of operations. We also rely on corporate trustees to act on behalf of us and other holders of securities in enforcing our rights.

Our loans and loans underlying non-Agency MBS we own are serviced by third-party service providers. These servicers provide for the primary and special servicing of our single-family and commercial mortgage loans and non-Agency MBS. In that capacity these service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan including as applicable the foreclosure and sale of the real estate owned. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to certain of its servicing activities. We have no contractual rights with respect to these servicers, and our risk management operations may not be successful in limiting future delinquencies, defaults, and losses. If a third party servicer fails to perform its duties under the securitization documents, this may result in a material increase in delinquencies or losses on the MBS. As a result, the value of the MBS may be impacted, and we may incur losses on our investment.

In addition, should a servicer experience financial difficulties, it may not be able to perform its obligations. Due to application of provisions of bankruptcy law, servicers who have sought bankruptcy protection may not be required to make advance payments required under the terms of the MBS of amounts due from loan borrowers. Even if a servicer were able to advance amounts in respect of delinquent loans, its obligation to make the advances may be limited to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans.

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

Repurchase agreement transactions are legally structured as the sale of a security to a lender in return for cash from the lender. These transactions are accounted for as financing agreements because the lenders are obligated to resell the same securities back to us at the end of the transaction term. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities, if the lender defaults on its obligation to resell the same securities back to us, we would incur a loss on the transaction equal to the difference between the value of the securities sold and the amount borrowed from the lender. The lender may default on its obligation to resell if it experiences financial difficulty or if the lender has re-hypothecated the security to another party who fails to transfer the security back to the lender. Additionally, if we default on one of our obligations under a repurchase agreement, the lender can terminate the transaction, sell the underlying collateral and cease entering into any other repurchase transactions with us. Any losses we incur on our repurchase transactions could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

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

On December 7, 2012, the CFTC’s Division of Swap Dealer and Intermediary Oversight (the “Division”) issued no-action relief from commodity pool operator (“CPO”) registration to mortgage REITs that use CFTC-regulated products (“commodity interests”) and that satisfy certain enumerated criteria. Pursuant to the no-action letter, the Division will not recommend that the CFTC take enforcement action against a mortgage REIT if its operator fails to register as a CPO, provided that the mortgage REIT (i) submits a claim to take advantage of the relief and (ii) the mortgage REIT: (a) limits the initial margin and premiums required to establish its commodity interest positions to no greater than 5 percent of the fair market value of the mortgage REIT’s total assets; (b) limits the net income derived annually from its commodity interest positions, excluding the income from commodity interest positions that are “qualifying hedging transactions,” to less than 5 percent of its annual gross income; (c) does not market interests in the mortgage REIT to the public as interests in a commodity pool or otherwise in a vehicle for trading in the commodity futures, commodity options or swaps markets; and (d) either: (A) identified itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or (B) if it has not yet filed its first U.S. income tax return on Form 1120-REIT, it discloses to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.

We believe that we have complied with all of the requirements set forth above as of and for the year ended December 31, 2014. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.

RISKS RELATED TO REGULATORY POLICY

The Federal Reserve and other U.S. regulators have adopted regulations to improve the financial strength of the U.S. and international banking systems. Such regulation has limited certain activities of banks and other financial institutions and also has increased liquidity and capitalization requirements, particularly those applied to the largest financial institutions. U.S. regulators have recently introduced capitalization standards for U.S. domiciled broker dealers of foreign banks. When fully implemented, these regulations and capitalization standards may impact the future availability of repurchase agreement financing which could impact our business model and adversely affect our financial conditions and results of operations.

During 2014 U.S. banking regulators and the Basel Committee on Banking Supervision (the “Basel Committee”) took steps to require financial institutions, and particularly the largest bank holding companies and their subsidiary banks and affiliates, to strengthen their funding and leverage positions in an effort to address factors that contributed to financial distress from 2007 through 2009. Several recently adopted regulations and rules that are expected to be proposed may significantly impact the future availability of repurchase agreement financing, which could impact our business model.

U.S. banking regulators adopted final rules in 2014 to implement a supplemental leverage ratio (“SLR”) and a liquidity coverage ratio (“LCR”). The SLR applies to U.S. bank holding companies with $700 billion or more in consolidated assets, or over $10 trillion in assets under custody, and their bank subsidiaries. The SLR requires that a covered institution maintain a regulatory leverage buffer of 2% above the minimum leverage ratio that is otherwise required (3%), for a total of 5%, and covered bank subsidiaries must maintain a 6% leverage ratio to be considered well-capitalized. The LCR applies to all banking organizations with $250 billion or more in total consolidated assets, or $10 billion or more in foreign exposure on the organization’s balance sheet, and a less stringent LCR applies to a banking organization with $50 billion or more in consolidated assets that does not meet the other tests. The LCR creates a minimum liquidity standard that requires a banking organization to hold high quality, liquid assets that would meet net cash outflows during a 30-day stress period. The SLR will be effective on January 1, 2018 and the LCR will be effective on January 1, 2017.

In addition, during 2014 the Basel Committee finalized a net stable funding ratio (NSFR) that requires banking organizations to maintain stable funding, as measured on a long-term funding horizon. The NSFR is designed to address funding and maturity mismatches. If adopted and implemented by banking regulators, including those in the U.S., the NSFR would most likely apply to internationally active banking organizations on a consolidated basis, and could also apply to other large domestic banking organizations. The NSFR requires a covered banking organization to obtain and rely more on funding sources that are stable and longer-term in nature as a regulatory tool to reduce a banking organization’s reliance on more unstable, short-term funding (including short-term wholesale funding), which the Basel Committee believes may become endangered as a funding source during periods of significant economic stress. If applied in combination, the NSFR and the LCR could significantly impact a banking organization’s short-term liquidity and longer-term liquidity requirements, funding sources and funding risks. The U.S. banking regulators are currently expected to propose rules to implement the NSFR during 2015.

The complete impact of the SLR and the LCR, when fully implemented, and the NSFR, if adopted by the U.S. banking regulators and when fully implemented, is not currently known. Application of these regulatory requirements and ratios would impact the leverage and funding profiles of large financial institutions and their affiliates, including many broker-dealers and other subsidiaries that are affiliated with large banking organizations and from which we obtain financing, and could lead to an increase in our cost of financing and reduce the amount of repurchase agreement financing made available to the financing markets.

In addition to the SLR, and LCR, and the NSFR if adopted, the Federal Reserve has adopted rules that will require foreign bank holding companies with combined U.S. assets of more than $50 billion to establish an intermediate holding company (“IHC”) that is headquartered in the U.S. over the company’s U.S. subsidiaries. Any such IHC will be subject to regulatory capital and leverage requirements, including the SLR and LCR, and the NSFR if adopted, subject to meeting relevant asset thresholds, as well as regulatory capital planning and stress testing requirements. This increased regulatory oversight could further limit the repurchase agreement financing made available by these foreign IHCs and their subsidiaries and affiliates, which could further increase our cost of financing. If the SLR, LCR or NSFR, including the application of these ratios to IHCs, causes the availability of repurchase agreement financing to decline, we may have fewer financing options in the future which could lead to lower profitability and could adversely affect our financial condition.

Recently adopted rules for money market funds could impact our access to funding for our non-Agency MBS which could negatively impact our business and results of operations.

During 2014 the SEC adopted amendments to the rules that govern money market mutual funds which made structural and operational reforms intended to address risks of investor runs in certain of these funds. The new rules require a floating net asset value (NAV) for institutional prime money market funds, which means that the daily share prices of these funds will fluctuate along with changes in the market-based value of fund assets. The new rules also provide non-government money market funds with new tools to address liquidity runs on the funds including the ability to charge fees and to temporarily suspend redemptions (also known as a redemption gate) during periods of extreme market stress.

With a floating NAV, institutional prime money market funds are required to value their portfolio securities using market-based factors and sell and redeem shares based on a floating NAV instead of allowing the funds to maintain a constant share price of $1.00. With liquidity fees and redemption gates, money market fund boards have the ability to impose fees and gates during periods of stress. The new rules will be effective in various stages over a two-year transition period, with the rules implementing the floating NAV, liquidity fee and redemption gate provisions effective in October 2016.

Money market funds provide substantial liquidity to the repurchase agreement markets. The impact of the changes to the regulatory structure of institutional prime money market funds is not yet known, but it is possible that the new SEC rules may lead to reduced availability of liquidity to the repurchase agreement markets which in turn could lead to an increase in our funding costs.

The effect of legislative and regulatory changes, including the Dodd-Frank Act and regulations implementing it, on our business, the mortgage industry and the markets in which we invest is uncertain, and may be adverse to our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law in July 2010, and significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a number of regulations under the Dodd-Frank Act have yet to be proposed,adopted or fully implemented, it is not yet known how these additional regulations will ultimately affect the borrowing environment, the investing environment for MBS, or interest rate swaps and other derivatives. Consequently, it is not possible for us to predict how additional regulations will affect our business, and there can be no assurance that these regulations will not have an adverse impact on our business, results of operations or financial condition.

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

The Federal Reserve and other banking regulators continue to explore regulatory initiatives that could impact complex transactions, or complex series of transactions, that relate to shadow banking and related financing markets. Many of these initiatives that are subject to preliminary discussions would, like the SLR and the LCR, aim to combat the build-up of leverage at, and the offer of leveraged financing by, large financial institutions. Series of transactions that transform short-term maturities into longer-term assets are subject to particular focus during these discussions. At this stage, it is impossible to predict what regulations may be imposed, by which regulator, on which segment of shadow banking, and with what effect. However, any regulations that successfully restrict the shadow banking system or repurchase agreement financing markets may have a material negative affect on our financial condition, results of operations and investment and financing.

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

The Treasury and the Department of Housing and Urban Development ("HUD") have implemented the Home Affordable Refinance Program (or "HARP"), which allows borrowers who are current on their mortgage payments to refinance loans originated on or before May 31, 2009, with current loan-to-value ratios exceeding 80%, in order to reduce their monthly mortgage payments. HARP specifically targets borrowers that are current on their mortgage payment but who have negative equity in their home and, as a result, have been unable to refinance into a lower cost mortgage (given the decline in current mortgage rates compared to pre-May 31, 2009). HUD also recently announced a reduction in mortgage insurance premiums effective January 26, 2015, which could further encourage some homeowners to refinance existing mortgages. If refinance activity increases for Agency RMBS as a result of these or other government programs or efforts, or if we increase forecasted prepayments on our Agency RMBS, our net interest income would be negatively impacted by the additional amortization of premium on our Agency RMBS. In addition, we may experience significant volatility in the market value of Agency RMBS as the market resets prepayment expectations on Agency RMBS. Such volatility could lead to margin calls from our repurchase agreement lenders and could force us to sell these securities under unfavorable conditions and possibly at a loss.

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

RISKS RELATED TO OUR TAXATION AS A REIT AND OTHER TAX RELATED MATTERS

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

RISKS RELATED TO OUR CORPORATE STRUCTURE

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
We lease one facility located at 4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia 23060 which provides 9,350 square feet of office space for our executive officers and employees. The term of the lease expires in March 2020, but may be renewed at our option for four additional periods of one year each at a rental rate 2.5% greater than the rate in effect during the preceding 12-month period or for one additional five-year period at the fair market rental rate for the time period such determination is being made for office space of comparable condition and location.

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

One of the Company's subsidiaries, GLS Capital, Inc. ("GLS"), the County of Allegheny, Pennsylvania ("Allegheny County"), and the Company are named defendants in a putative class action lawsuit filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”). Between 1995 and 1997, GLS purchased from Allegheny County delinquent property tax lien receivables for properties located in the county. The purported class in this action consists of owners of real estate in Allegheny County whose property is or has been subject to a tax lien filed by Allegheny County that Allegheny County either retained or sold to GLS and who were billed by Allegheny County or GLS for attorneys' fees, interest, and certain other fees and who sustained economic damages on and after August 14, 2003. The putative class allegations are that Allegheny County, GLS, and the Company violated the class's constitutional due process rights in connection with delinquent tax collection efforts. There are also allegations that amounts recovered from the class by GLS and /or Allegheny County are an unconstitutional taking of private property. The claims against the Company are solely based upon its ownership of GLS. The complaint requests that the Court order GLS to account for amounts alleged to have been collected in violation of the putative class members' rights and create a constructive trust for the return of such amounts to members of the purported class. On June 30, 2014, the Court dismissed with prejudice the plaintiffs’ complaint in its entirety. The plaintiffs have appealed.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately 22,424 holders of record as of February 27, 2015. On that date, the closing price of our common stock on the New York Stock Exchange was $8.34 per share. The high and low stock prices and cash dividends declared on our common stock, our Series A Preferred Stock, and our Series B Preferred Stock for each quarter during the last two years were as follows:

	High	Low	Common Stock	Series A Preferred Stock	Series B Preferred Stock
2014:
First quarter	$9.14	$7.88	$0.25	$0.53125	$0.4765625
Second quarter	$8.98	$8.33	$0.25	$0.53125	$0.4765625
Third quarter	$8.76	$8.06	$0.25	$0.53125	$0.4765625
Fourth quarter	$8.67	7.75	$0.25	$0.53125	$0.4765625

2013:
First quarter	$11.06	$9.53	$0.27	$0.53125	$—
Second quarter	$11.00	$9.79	$0.27	$0.53125	$0.4606800
Third quarter	$10.25	$7.71	$0.29	$0.53125	$0.4765620
Fourth quarter	$9.00	$7.91	$0.29	$0.53125	$0.4765625

Any dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status and maintaining compliance with dividend requirements of the Series A Preferred Stock and Series B Preferred Stock.

The following table summarizes dividends declared per share of common stock for years ending December 31, 2014, 2013, and 2012 and their related tax characterization:

		Tax Characterization
	Dividends Declared per Common Share	Ordinary	Capital Gain	Return of Capital
Year ended December 31, 2014	$1.0000	$0.6860464	$0.3139536	$—
Year ended December 31, 2013	1.1200	1.0649674	0.0550326	—
Year ended December 31, 2012	1.1500	1.0038500	0.1461500	—

The following graph is a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index. The table below assumes $100 was invested at the close of trading on December 31, 2009 in each of our common stock, the S&P 500, the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index and assumes reinvestment of dividends.

	Cumulative Total Stockholder Returns as of December 31,
Index	2009	2010	2011	2012	2013	2014
Dynex Capital, Inc. Common Stock	$100.00	$137.81	$129.47	$150.24	$143.48	$166.40
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Bloomberg Mortgage REIT Index	$100.00	$124.79	$122.50	$145.04	$141.73	$169.27
SNL U.S. Finance REIT Index	$100.00	$124.46	$121.94	$146.43	$141.43	$161.96

The sources of this information are Bloomberg, SNL Financial, and Standard & Poor’s, which management believes to be reliable sources. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

In December 2014, the Board of Directors authorized the Company to repurchase up to $50 million of its outstanding shares of common stock through December 31, 2016. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. This new repurchase authorization replaces the Company's prior share repurchase program which was to expire on December 31, 2014. The Company did not repurchase any shares during the three months ended December 31, 2014.

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

Management believes these non-GAAP financial measures are useful because they provide investors greater transparency to the information we use in our financial and operational decision-making processes. Management also believes the presentation of these measures, when analyzed in conjunction with the our GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers. Because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported in our consolidated statements of comprehensive income (loss). In addition, because not all companies use identical calculations, our presentation of core net operating income, effective borrowing costs and rates, adjusted net interest income, adjusted net interest spread, and adjusted return on average common equity may not be comparable to other similarly-titled measures of other companies.

	As of/For the Year Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	($ in thousands except share and per share data)
MBS	$3,516,239	$4,018,161	$4,103,981	$2,386,255	$1,459,935
Total assets	3,688,311	4,217,137	4,280,229	2,582,193	1,649,584
Repurchase agreements	3,013,110	3,580,754	3,564,128	2,093,793	1,234,183
Total liabilities	3,081,009	3,631,261	3,663,519	2,210,844	1,357,227
Shareholders’ equity	607,302	585,876	616,710	371,349	292,357
Common shares outstanding	54,739,111	54,310,484	54,268,915	40,382,530	30,342,897
Book value per common share	$9.02	$8.69	$10.30	$9.20	$9.64

Income Statement Data:
Interest income	$105,644	$127,132	$113,548	$83,377	$48,781
Interest expense	25,915	39,028	35,147	24,082	14,357
Net interest income	79,729	88,104	78,401	59,295	34,424
Loss on derivative instruments, net (1)	(53,393)	(10,076)	(908)	(2,825)	—
Gain on sale of investments, net	16,223	3,354	8,461	2,096	2,891
General and administrative expenses	(16,007)	(13,058)	(12,736)	(9,956)	(8,817)
Net income to common shareholders	18,630	60,167	72,006	39,812	26,411
Net income per common share:
Basic	$0.34	$1.10	$1.35	$1.03	$1.50
Diluted	$0.34	$1.10	$1.35	$1.03	$1.41
Dividends declared per share:
Common	$1.00	$1.12	$1.15	$1.09	$0.98
Series A Preferred	$2.13	$2.13	$0.97	$—	$—
Series B Preferred	$1.91	$0.94	$—	$—	$—
Series D Preferred	$—	$—	$—	$—	$0.71
(1) Loss on derivative instruments, net increased significantly during the year ended December 31, 2013 and subsequent periods due to our discontinuation of cash flow hedge accounting for our interest rate derivative instruments effective June 30, 2013.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Other Data Including Non-GAAP Financial Measures:	($ in thousands except per share data)
Effective borrowing costs (1)	$27,345	$42,783	$35,801	$24,680	$14,357
Adjusted net interest income (1)	78,299	84,349	77,747	58,697	34,424
Core net operating income to common shareholders (1)	54,162	63,786	63,064	50,829	22,665
Core net operating income per common share (1)	$0.99	$1.17	$1.19	$1.32	$1.29
Average common equity during the period	$497,081	$522,432	$521,200	$361,212	$169,660
Return on average common equity	3.7%	11.5%	13.8%	11.0%	15.6%
Adjusted return on average common equity(1)	10.9%	12.2%	12.1%	14.1%	13.4%

Average interest earning assets	$3,822,870	$4,290,073	$3,492,158	$2,283,440	$1,012,520
Average balance of borrowings	3,347,701	3,797,845	3,069,348	2,002,981	865,920
Weighted average effective yield (2)	2.76%	2.96%	3.25%	3.64%	4.81%
Annualized cost of funds (3)	0.76%	1.01%	1.12%	1.19%	1.64%
Net interest spread	2.00%	1.95%	2.13%	2.45%	3.17%

Effective borrowing rate (1)	0.81%	1.10%	1.14%	1.22%	1.64%
Adjusted net interest spread (4)	1.95%	1.86%	2.11%	2.42%	3.17%
(1) Represents a non-GAAP financial measure. See reconciliations provided below.
(2) Weighted average effective yields are based on annualized amounts. Recalculation of weighted average effective yields may not be possible using data provided because certain components of interest income use a 360-day year for the calculation while others use actual number of days in the year.
(3) Rates shown are based on annualized interest expense amounts divided by average balance of borrowings. Recalculation of annualized cost of funds using total interest expense shown in the table may not be possible because certain expense items use a 360-day year for the calculation while others use actual number of days in the year.
(4) Adjusted net interest spread is a non-GAAP financial measure and is equal to the weighted average effective yield less the effective borrowing rate, both of which are included in the table above.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Reconciliations of GAAP to Non-GAAP Financial Measures:	($ in thousands except share and per share data)

GAAP net income to common shareholders	$18,630	$60,167	$72,006	$39,812	$26,411
Amortization of de-designated cash flow hedges (1)	6,788	5,193	—	—	—
Change in fair value on derivative instruments, net (2)	45,175	1,128	254	2,227	—
Litigation settlement and related costs	—	—	—	8,240	—
Loss on non-recourse collateralized financing	—	—	—	1,970	—
Gain on sale of investments, net	(16,223)	(3,354)	(8,461)	(2,096)	(3,452)
Fair value adjustments, net	(208)	652	(735)	676	(294)
Core net operating income to common shareholders	$54,162	$63,786	$63,064	$50,829	$22,665
Average common shares outstanding	54,701,485	54,647,643	53,146,416	38,579,780	17,595,022
Core net operating income per common share	$0.99	$1.17	$1.19	$1.32	$1.29

GAAP interest expense	$25,915	$39,028	$35,147	$24,082	$14,357
Amortization of de-designated cash flow hedges (1)	(6,788)	(5,193)	—	—	—
Net periodic interest costs of derivative instruments (3)	8,218	8,948	654	598	—
Effective borrowing cost	$27,345	$42,783	$35,801	$24,680	$14,357

GAAP annualized cost of funds (4)	0.76%	1.01%	1.12%	1.19%	1.64%
Effect of amortization of de-designated cash flow hedges (1)	(0.20)%	(0.15)%	—%	—%	—%
Effect of net periodic interest costs of derivative instruments (3)	0.25%	0.24%	0.02%	0.03%	—%
Effective borrowing rate (4)	0.81%	1.10%	1.14%	1.22%	1.64%

GAAP interest income	$105,644	$127,132	$113,548	$83,377	$48,781
Effective borrowing costs	27,345	42,783	35,801	24,680	14,357
Adjusted net interest income	$78,299	$84,349	$77,747	$58,697	$34,424

(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of the Company's discontinuation of cash flow hedge accounting.

(2) Represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest costs related to these instruments.
(3) Amount equals the net interest cost related to interest rate derivatives during the period which is recorded in "loss on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.
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

EXECUTIVE OVERVIEW

For a complete description of our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Item 1 of Part 1 of this Annual Report on Form 10-K.

Highlights of the 2014 Fiscal Year and Outlook for 2015

We believe we were successful in meeting the challenges presented during 2014 to the mortgage REIT industry from an increasingly complex global macroeconomic environment. While we reduced the assets on our balance sheet and lowered our leverage and spread risk, we generated a total economic return of 15.3% for 2014, which consisted of $1.00 in common dividends plus a $0.33 increase in book value per common share divided by book value per common share of $8.69 at December 31, 2013. The increase in book value was primarily driven by the increase in fair value of our investments as a result of asset credit spread tightening. We believe our balance sheet as of December 31, 2014 reflects a stronger liquidity and capital profile versus December 31, 2013. Entering 2015 with a stronger balance sheet is important to us as we anticipate the market in 2015 will likely hold surprises similar to 2014, given the potential for Federal Reserve action, the low level of absolute rates, the flatter yield curve, and the tighter spread environment.

Despite some fluctuations during 2014, yields available on RMBS and CMBS in the market place generally trended lower during 2014, as market valuations for such bonds generally trended upward in 2014. We believe valuations continue to be supported by market technicals, such as US central bank and global central bank policies which have contributed to excess global liquidity and complacency around risk. We delevered our balance sheet throughout the year by selling investments which we believed were at a higher risk for spread widening and by not fully reinvesting principal payments received on our investments. We have continued to maintain our duration exposure within our guidelines of 0.5-1.5 years, predominantly on the short-end of the curve. We made minimal changes to our hedging portfolio during the fourth quarter of 2014, but our hedging portfolio as of December 31, 2014 has changed significantly since December 31, 2013. We had a lower weighted average net fixed-pay rate and therefore lower net periodic interest costs from derivative instruments. We have continued to extend the maturities of our repurchase agreements to protect us from increased financing costs due to either FOMC action or from higher regulatory costs on our lenders.

The following table provides quarterly information on weighted average effective yields by type of MBS investment as well as other information:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Weighted average effective yield:
RMBS	1.87%	1.82%	1.85%	1.87%	1.85%
CMBS	4.09%	4.45%	4.66%	4.61%	4.65%
CMBS IO	3.94%	4.14%	4.21%	4.21%	4.47%
All other investments	4.68%	5.16%	5.17%	5.17%	5.26%
Total weighted average effective yield:	2.64%	2.73%	2.79%	2.74%	2.72%
Annualized cost of funds	(0.72)%	(0.70)%	(0.75)%	(0.87)%	(0.90)%
GAAP net interest spread	1.92%	2.03%	2.04%	1.87%	1.82%

Effective borrowing rate (1)	(0.67)%	(0.80)%	(0.87)%	(0.86)%	(0.95)%
Adjusted net interest spread (1)	1.97%	1.93%	1.92%	1.88%	1.77%
(1) Represents a non-GAAP financial measure. Please refer to the discussion regarding the use of non-GAAP financial measures and to the corresponding reconciliations of GAAP to non-GAAP financial measures provided in Item 6 of this Annual Report on Form 10-K.

Trends and Recent Market Impacts

There are certain conditions and prospective trends in the marketplace that have impacted our financial condition and results of operations and which may continue to impact us in the future. Conditions and trends that had significant developments during 2014 and that may impact us in 2015 are discussed below.

Federal Reserve Monetary Policy

The FOMC has held the targeted federal funds rate in a range of 0.00% - 0.25% since the end of 2008. The FOMC has indicated that it will assess progress towards its objectives of maximum employment and 2% inflation in determining how long to maintain the current target range. The FOMC has also indicated that it believes that it can be patient in beginning to normalize the stance of monetary policy, although the pace of normalization will depend on the speed of progress toward its objectives. Recent FOMC releases seem to indicate that the FOMC may begin monetary policy normalization in mid-2015. Given the uneven economic performance in the U.S., the lack of consistent global economic growth, and current and developing geopolitical risks, it is possible that the FOMC delays policy normalization or perhaps only modestly increases the targeted rate by 0.25% or 0.50% while it evaluates the impact of tighter credit on the U.S. economy.

The FOMC also continues to reinvest principal payments received on fixed-rate Agency MBS purchased under its now-ended asset purchase programs, collectively known as "QE3". At its peak in 2014, the FOMC was purchasing $85 billion per month in securities. During the fourth quarter of this year, Agency MBS net supply turned positive for the first time in several quarters, a trend which is likely to continue. This trend of positive net supply could negatively impact prices of fixed-rate Agency MBS and may, by extension, impact prices of certain Agency hybrid ARMs as well.

Asset Credit Spreads

Asset credit spreads are defined as the difference between the yields on securities with credit, prepayment or other risks and yields on benchmark securities without these risks (typically Treasuries or swaps), and that reflects the relative riskiness of owning the securities versus the benchmark. Changes in asset credit spreads result from changes in the perceived riskiness of an investment versus its benchmark. Asset credit spreads tightened dramatically in 2014 due in part to Federal Reserve policy, supply and demand imbalances leading to increased competition for assets, and global market liquidity from central bank activities. Asset credit spreads widened modestly in the fourth quarter of 2014 as interest rates rallied and markets generally reduced risk. During the fourth quarter of 2014,we continued to sell assets at most risk to spread widening. We continue to believe that global events will lead to periods of spread volatility in 2015. In general, central bank policy and excess global liquidity have contributed to very low interest rates and a lower volatility environment, and investors in fixed income securities have bid asset prices up as a result as they pursue asset yields. The tight credit spread environment is one of the primary reasons that the Company sold certain CMBS and CMBS IO assets during the second half of 2014.

Regulatory Uncertainty and Reform

Since the financial crisis erupted in 2007, regulators of financial institutions such as the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency have adopted regulatory requirements designed to enhance and maintain financial stability. Financial institutions, particularly larger ones, are now generally subject to higher capital requirements and have reduced their reliance on lower cost, short-term funding sources. Broker-dealer subsidiaries of financial institutions are our primary counterparties for repurchase agreement borrowings. In addition, certain regulations for money market funds have been instituted to address the risk of potential investor runs. Money market funds are an important source of liquidity for the repurchase agreement market. These new financial regulations will be effective beginning in 2015 and through 2018, although many institutions have begun initiatives to comply at a more rapid pace. We have been considering the potential impact of these new regulations on our counterparties and have been managing our financings in an effort to minimize the potential for our borrowing costs to increase. Because we expect the new regulations may lead toward increasing our borrowing costs on repurchase agreements, we are evaluating alternative sources of funding including sources other than broker-dealer subsidiaries of large financial institutions.

GSE Reform

Policy makers in Washington DC continue to debate the future of Fannie Mae and Freddie Mac's participation in the U.S. mortgage market. Several bills have been introduced in the U.S. Senate and the U.S. House of Representatives regarding the reform and/or dissolution of the GSEs. GSE reform has been a very slow process given the continued softness in the housing market and the subdued pace of overall economic growth. The Federal Housing Finance Agency ("FHFA") has offered details on a single MBS security platform that would combine elements of Fannie Mae's and Freddie Mac's current MBS features, which has a goal of eliminating pricing discrepancies in the two entities' securities and to increase liquidity to benefit the housing market. We expect that all of these factors will continue to influence the pace of GSE reform, but we do not expect any meaningful developments in the near term. For further discussion of the uncertainties and risks related to GSE reform, please refer to "Risk Factors" contained within Part I, Item 1A.

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

Fair Value Measurements. As defined in Accounting Standards Codification ("ASC") Topic 820, the fair value of a financial instrument is the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
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

As of December 31, 2014, less than 8% of our non-Agency MBS (and less than 2% of our total MBS) are comprised of securities for which there are not substantially similar securities that trade frequently, and therefore, estimates of fair value for those level 3 securities are based primarily on management's judgment. Management determines the fair value of those securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators. Significant inputs into those pricing models are level 3 in nature due to the lack of readily available market quotes. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. Generally, level 3 assets are most sensitive to the default rate and severity assumptions. Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement, and accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets.

Amortization of Investment Premiums. We amortize premiums and accrete discounts associated with the purchase of our MBS into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the effective yield method. Estimates and judgments related to future levels of prepayments are critical to this determination, and they are difficult for management to predict. With respect to both RMBS and CMBS, mortgage prepayment expectations can change based on how changes in current and projected interest rates impact a borrower's likelihood of refinancing as well as other factors, including but not limited to real estate prices, borrowers' credit quality, changes in the stringency of loan underwriting practices, and lending industry capacity constraints. With respect to RMBS, modifications to existing programs such as HARP, or the implementation of new programs can have a significant impact on the rate of prepayments. Further, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on our securities and increase the uncertainty around management's estimates. We utilize a third party service to assist in estimating prepayment rates on all MBS. We review these estimates monthly and compare the results to any available market consensus prepayment speeds. We also consider historical prepayment rates and current market conditions to assess the reasonableness of the prepayment rates estimated by the third party service. Actual and anticipated prepayment experience is reviewed monthly and effective yields are adjusted for differences between the previously estimated future prepayments and the amounts actually received as well as changes in estimated future prepayments.
Other-than-Temporary Impairments. When the fair value of an available-for-sale security is less than its amortized cost as of the reporting date, the security is considered impaired. We assess our securities for impairment on at least a quarterly basis and determine if the impairments are either temporary or "other-than-temporary" in accordance with ASC Topic 320-10. Accounting literature does not define what it considers an other-than-temporary impairment ("OTTI") to be; however, it does state that an OTTI does not mean permanent impairment. The literature does provide some examples of factors which may be indicative of an OTTI, such as: (a) the length of time and extent to which market value has been less than cost; (b) the financial condition and near-

term prospects of the issuer; and (c) the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
We assess our ability to hold any Agency MBS or non-Agency MBS with an unrealized loss until the recovery in its value. Our ability to hold any such MBS is based on the amount of the unrealized loss and significance of the related investment as well as our current leverage and anticipated liquidity. Although Fannie Mae and Freddie Mac are not explicitly backed by the full faith and credit of the United States, given their guarantee and commitments for support received from the Treasury as well as the credit quality inherent in Agency MBS, we do not typically consider any of the unrealized losses on our Agency MBS to be credit-related. For our non-Agency MBS, we review the credit ratings of these MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows, which include any projected losses, in order to evaluate whether we believe any portion of the unrealized loss at the reporting date is related to credit losses.
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

FINANCIAL CONDITION

The majority of our MBS as of December 31, 2014 continue to be Agency investments, principally RMBS. During 2014, we shifted our investment mix into more Agency and non-Agency CMBS IO. We sold lower yielding Agency RMBS and used the sale proceeds and principal repayments on our MBS to purchase higher yielding CMBS IO securities. These securities generally have less prepayment risk and therefore more predictable cash flows and yield profiles than Agency RMBS. During the latter half of 2014, we also sold certain non-Agency CMBS investments in order to reduce our portfolio spread risk and to monetize gains from increased market values.

The following tables present our investment allocations based on amortized cost as of the periods indicated:

($ in thousands)	December 31, 2014		December 31, 2013
By issuer type:
Agency RMBS and CMBS	$2,520,427	72.2%	$3,065,599	75.9%
Agency CMBS IO	426,564	12.2%	453,766	11.2%
Non-Agency RMBS and CMBS	224,253	6.4%	370,933	9.2%
Non-Agency CMBS IO	319,280	9.2%	150,518	3.7%
	$3,490,524	100.0%	$4,040,816	100.0%
By collateral type:
RMBS	$2,222,857	63.7%	$2,759,295	68.3%
CMBS	521,823	14.9%	677,237	16.8%
CMBS IO	745,844	21.4%	604,284	14.9%
	$3,490,524	100.00%	$4,040,816	100.0%

RMBS

Our RMBS are collateralized substantially by ARMs and hybrid ARMs. Activity related to our RMBS for the year ended December 31, 2014 is as follows:

($ in thousands)	Agency RMBS	Non-Agency RMBS	Total
Balance as of December 31, 2013	$2,692,150	13,765	$2,705,915
Purchases	75,591	22,982	98,573
Principal payments	(449,278)	(14,413)	(463,691)
Sales	(143,112)	—	(143,112)
Net (amortization) accretion	(28,547)	339	(28,208)
Change in net unrealized gain (loss)	39,896	(225)	39,671
Balance as of December 31, 2014	$2,186,700	$22,448	$2,209,148

Our investment in Agency RMBS as of December 31, 2014 has decreased over the past year as principal payments and sales have outpaced purchases. Our sales of Agency RMBS during 2014 have consisted of certain lower yielding Agency ARMs that were at or near their initial interest rate reset periods. During 2014, we also purchased a modest amount of non-Agency RMBS at or near par value.

As of December 31, 2014, approximately 97% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR. The following table presents the reset margin and weighted average coupon (“WAC”) by weighted average months to reset ("MTR") for the variable-rate portion of our Agency RMBS portfolio based on par value as of the periods indicated:

	December 31, 2014			December 31, 2013
($ in thousands)	Par Value	Reset Margin	WAC	Par Value	Reset Margin	WAC
0-12 MTR	$486,638	1.77%	2.75%	$575,763	1.79%	2.97%
13-36 MTR	286,741	1.84%	3.87%	276,862	1.84%	3.89%
37-60 MTR	399,643	1.79%	3.22%	619,887	1.79%	3.57%
61-84 MTR	268,864	1.80%	3.54%	171,839	1.80%	3.01%
85-120 MTR	627,772	1.69%	2.75%	928,580	1.74%	2.99%
ARMs and Hybrid ARMs	2,069,658	1.77%	3.10%	2,572,931	1.78%	3.22%
Fixed	17,149		2.51%	18,637		2.51%
Total	$2,086,807		3.09%	$2,591,568		3.22%

The rate at which we amortize the premiums we pay for our investments is impacted by the current and forecasted constant prepayment rate ("CPR"). The following table provides the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Agency RMBS	12.5%	15.3%	14.1%	12.7%	14.3%

We experienced relatively stable prepayments during 2014 despite the generally lower interest rate environment.We believe this stability is due to constrained lending conditions in the single family mortgage market overall during the past year as well as due to the seasoning of our RMBS.

CMBS

Our Agency CMBS are collateralized primarily by fixed rate mortgage loans secured by multifamily properties. Our non-Agency CMBS are collateralized by fixed rate mortgage loans secured by income producing properties such as office, retail, hotel, and multifamily. Both Agency and non-Agency CMBS will generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) to prevent early voluntary prepayment of principal.

Activity related to our CMBS for the year ended December 31, 2014 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2013	$331,501	$369,281	$700,782
Purchases	21,158	102,419	123,577
Principal payments	(16,160)	(32,874)	(49,034)
Sales	—	(226,066)	(226,066)
Net (amortization) accretion	(4,823)	933	(3,890)
Change in net unrealized gain	3,521	(5,655)	(2,134)
Balance as of December 31, 2014	$335,197	$208,038	$543,235

During 2014, we sold a substantial portion of our non-Agency CMBS in order to reduce our exposure to the risk of credit spread widening on those assets. We recognized gains on those sales because of significant price appreciation that resulted from the rally in interest rates and the tightening of credit spreads during the year. Although issued by Freddie Mac, these securities, which we sometimes refer to as "Agency credit securities", are classified by us as non-Agency CMBS because they do not have a guarantee of principal. We partially replaced these investments with purchases of higher credit quality CMBS and CMBS IO. The following table shows purchase price and related net discount on purchases of our non-Agency CMBS during the year ended December 31, 2014 by credit rating at the time of purchase:

	Year Ended
	December 31, 2014
Credit Rating At Purchase	Purchase Price	Net Discount
($ in thousands)
AAA	$73,618	$(113)
AA	15,906	(50)
A or BBB	12,895	(375)
Total purchases	$102,419	$(538)

The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of December 31, 2014 by year of origination:

	December 31, 2014
CMBS by year of origination:	Par Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
Prior to 2000	$58,171	$50,294	39
2001 to 2005	29,715	31,788	56
2006 to 2008	42,992	45,684	37
2009 to 2012	276,245	288,903	52
2013 to 2014	105,178	105,154	56
	$512,301	$521,823	51

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of December 31, 2014:

	December 31, 2014
($ in thousands)	Market Value of Collateral	Percentage
Florida	$61,338	29.1%
California	23,319	11.1%
Texas	20,523	9.8%
Massachusetts	14,428	6.9%
Arizona	12,704	6.0%
Remaining states (not exceeding 5.9% individually)	78,112	37.1%
	$210,424	100.0%

CMBS IO

The majority of our CMBS IO investments are collateralized primarily by fixed rate mortgage loans. Agency CMBS IO are exclusively collateralized by multifamily properties and non-Agency CMBS IO are secured by income producing properties such as office, retail, and hotel. Both types of CMBS IO have some form of prepayment protection (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Most of our CMBS IO investments are rated 'AAA' by at least one of the nationally recognized statistical ratings organizations.

Activity related to our CMBS IO for the year ended December 31, 2014 is as follows:

($ in thousands)	Agency CMBS IO (1)	Non-Agency CMBS IO (1)	Total
Balance as of December 31, 2013	$460,327	$151,137	$611,464
Purchases	150,648	216,226	366,874
Sales	(106,005)	(12,513)	(118,518)
Net premium amortization	(71,845)	(34,951)	(106,796)
Change in net unrealized gain	5,612	5,220	10,832
Balance as of December 31, 2014	$438,737	$325,119	$763,856

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

The underlying notional balances of our Agency and non-Agency CMBS IO portfolios increased to $10.5 billion and $7.9 billion, respectively, as of December 31, 2014 from $10.2 billion and $4.3 billion, respectively, as of December 31, 2013. While we made significant purchases of both Agency and non-Agency CMBS IO during the year, we also sold certain Agency CMBS IO to monetize gains from their significant price appreciation and to reduce our exposure to prepayment risk.

The following table presents the notional value, amortized cost, and weighted average months to estimated maturity of our CMBS IO investments as of December 31, 2014 by year of origination:

	December 31, 2014
CMBS IO by year of origination:	Notional Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
2010	$415,466	$23,335	64
2011	3,614,305	91,947	63
2012	3,780,240	188,093	80
2013	6,363,194	176,571	97
2014	4,155,804	265,898	113
	$18,329,009	$745,844	93

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS IO by the top 5 states as of December 31, 2014:

	December 31, 2014
($ in thousands)	Market Value of Collateral	Percentage
California	$41,701	12.9%
Texas	37,687	11.6%
New York	30,753	9.5%
Florida	26,438	8.1%
Georgia	13,783	4.2%
Remaining states (not exceeding 3.9% individually)	174,393	53.7%
	$324,755	100.0%

Derivative Assets and Liabilities

Our derivative assets and liabilities consist of interest rate swap agreements and Eurodollar futures, which we use to hedge our earnings and book value exposure to fluctuations in interest rates. Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk by shorting contracts at various points of the LIBOR curve. We use both pay-fixed and receive-fixed interest rate swaps to manage our overall hedge position. As of December 31, 2014, the weighted average notional amount of interest rate derivatives that will be effective for future periods are shown in the following table:

Effective Period	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted Average Rate (1)	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted Average Rate (1)	Eurodollar Futures	Eurodollar Futures Weighted-Average Rate (1)
($ in thousands)
Effective 2015	$650,000	1.52%	$275,000	1.99%	$381,096	0.87%
Effective 2016	650,000	1.52%	275,000	1.99%	1,292,691	1.67%
Effective 2017	538,178	1.64%	275,000	1.99%	1,113,767	2.99%
Effective 2018	465,000	1.76%	275,000	1.99%	681,027	3.74%
Effective 2019	257,041	2.00%	199,863	2.01%	487,055	4.00%
Effective 2020	216,216	2.11%	25,000	2.71%	194,604	4.56%
Effective 2021	184,178	2.13%	25,000	2.71%	—	—%
Effective 2022	180,000	2.13%	25,000	2.71%	—	—%
Effective 2023	159,370	2.15%	25,000	2.71%	—	—%
Effective 2024	38,661	2.18%	17,896	2.71%	—	—%

(1)	Weighted average rate is based on the weighted average notional outstanding.

Please refer to Note 6 of the Notes to the Consolidated Financial Statements contained with this Annual Report on Form 10-K as well as "Loss on Derivative Instruments, Net" within "Results of Operations" contained within this Item 7 for additional information related to our derivative assets and liabilities.

Repurchase Agreements

Our repurchase agreement borrowings have decreased $567.6 million from December 31, 2013 to December 31, 2014 because we have slowed our reinvestment of principal payments and sale proceeds received on our MBS. In addition, the majority of our purchases during the past twelve months have been for non-Agency investments for which we typically borrow a lower percentage of the asset's value. The following tables present the leverage against the amortized cost and fair value of our non-Agency CMBS and CMBS IO investments by credit rating of the collateral pledged as of December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
($ in thousands)	Fair Value	Amortized Cost	Related Borrowings	Fair Value	Amortized Cost	Related Borrowings
Non-Agency CMBS:
AAA	$73,553	$73,541	$7,279	$40,379	$38,253	$35,637
AA	65,937	64,638	57,619	40,022	39,960	35,402
A	30,828	28,568	25,384	237,261	226,954	194,952
Below A/Not Rated	37,720	35,091	24,613	51,619	52,259	37,683
	$208,038	$201,838	$114,895	$369,281	$357,426	$303,674

Non-Agency CMBS IO:
AAA	$321,154	$315,396	$263,510	$149,692	$149,138	$106,787
AA	1,057	995	1,005	1,445	1,380	16
A	—	—	—	—	—	—
Below A/Not Rated	2,908	2,889	2,467	—	—	—
	$325,119	$319,280	$264,517	$151,137	$150,518	$106,803

Please refer to Note 5 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as "Interest Expense, Annualized Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our repurchase agreements.

RESULTS OF OPERATIONS

In addition to our operating results presented in accordance with GAAP, our results of operations discussed below contain certain non-GAAP financial measures including core net operating income, adjusted net interest income, and effective borrowing cost and certain financial metrics derived from non-GAAP information, such as adjusted net interest spread and effective borrowing rate. Schedules reconciling these non-GAAP financial measures to GAAP financial measures are provided in Item 6 within Part II of this Annual Report on From 10-K. As discussed in more detail below, management believes these non-GAAP financial measures are useful because they provide investors greater transparency to the information we use in our financial and operational decision-making processes. Management also believes the presentation of these measures, when analyzed in conjunction with the our GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers. However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported in our consolidated statements of comprehensive income (loss). In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies.

Interest Income and Asset Yields

Interest income includes gross interest earned from the coupon rate on the securities, effects of premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items. The following tables present information regarding interest income earned and effective yield on our MBS by collateral type for the periods indicated:

	Year Ended
	December 31,
	2014			2013
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency	$44,432	$2,450,100	1.81%	$56,376	$2,835,130	1.99%
Non-Agency	941	13,586	6.93%	659	12,641	5.22%
	45,373	2,463,686	1.84%	57,035	2,847,771	2.00%

CMBS:
Agency	11,883	324,338	3.62%	11,726	323,174	3.59%
Non-Agency	17,285	317,763	5.44%	23,383	415,212	5.63%
	29,168	642,101	4.52%	35,109	738,386	4.74%

CMBS IO:
Agency	18,695	429,664	4.35%	25,760	520,689	4.95%
Non-Agency	9,645	236,624	4.08%	5,725	118,759	4.82%
	28,340	666,288	4.25%	31,485	639,448	4.92%

Total MBS portfolio:	$102,881	$3,772,075	2.72%	$123,629	$4,225,605	2.92%

	Year Ended
	December 31,
	2013			2012
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency	$56,376	$2,835,130	1.99%	$50,319	$2,250,477	2.24%
Non-Agency	659	12,641	5.22%	884	15,401	5.74%
	57,035	2,847,771	2.00%	51,203	2,265,878	2.26%

CMBS:
Agency	11,726	323,174	3.59%	11,601	307,691	3.69%
Non-Agency	23,383	415,212	5.63%	24,568	406,918	6.06%
	35,109	738,386	4.74%	36,169	714,609	5.04%

CMBS IO:
Agency	25,760	520,689	4.95%	15,841	328,541	5.02%
Non-Agency	5,725	118,759	4.82%	4,515	71,882	5.39%
	31,485	639,448	4.92%	20,356	400,423	5.08%

Total MBS portfolio:	$123,629	$4,225,605	2.92%	$107,728	$3,380,910	3.18%
(1) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.
(2) Effective yields are weighted by average balance of the investments and based on annualized amounts. Recalculation of effective yields may not be possible using data provided because certain components of interest income use a 360-day year for the calculation while others use actual number of days in the year.

The following table presents the estimated impact of changes in average balances and average yields on the increase (decrease) in interest income for the periods indicated:

	Year Ended			Year Ended
	December 31, 2014 vs. December 31, 2013			December 31, 2013 vs. December 31, 2012
		Due to Change in			Due to Change in
($ in thousands)	Increase (Decrease)	Average Balance (1)	Effective Yield	Increase (Decrease)	Average Balance (1)	Effective Yield
RMBS	$(11,662)	$(7,334)	$(4,328)	$5,832	$13,245	$(7,413)
CMBS	(5,942)	(5,463)	(479)	(1,060)	1,074	(2,134)
CMBS IO	(3,144)	1,098	(4,242)	11,129	10,407	722
Total	$(20,748)	$(11,699)	$(9,049)	$15,901	$24,726	$(8,825)
(1) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.
(2) Amount includes other interest income amounts of $3.9 million, $3,2 million, and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, related to prepayment penalty income and other yield maintenance items. The majority of the other interest income amounts for the years ended December 31, 2014 and December 31, 2013 related to CMBS IO and the majority of the other interest income amount for the year ended December 31, 2012 related to CMBS.

Our interest income from MBS for the year ended December 31, 2014 decreased compared to the year ended December 31, 2013 due to a decrease in the average balance of our MBS portfolio and a decrease in the weighted average effective yield earned on our MBS portfolio. The balance of our investment portfolio declined throughout the year as the proceeds we received from sales of and principal repayments on our MBS were used to pay down our repurchase agreements borrowings rather than fully reinvesting into new assets. Our purchases of new assets declined during 2014 as there were fewer opportunities to add investments with acceptable risk and return profiles. Average yields on our MBS were lower as purchases across the portfolio were made at lower yields, in particular CMBS IO, and we experienced downward resets in interest rates on our variable-rate securities during 2014.

Our interest income from MBS for the year ended December 31, 2013 increased compared to the year ended December 31, 2012 due to an increase in the average balance of our MBS portfolio, and in particular an increase in our Agency and non-Agency CMBS IO portfolios. The impact of a larger average balance was partially offset by lower weighted average effective yields earned on our investments due to lower weighted average coupons (primarily on MBS purchased during 2013) and higher premium amortization during the year ended December 31, 2013.

The following table presents information regarding net premium amortization by collateral type for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
($ in thousands)	Net Premium Amortization	Average Balance of Unamortized Premium, Net	Net Premium Amortization	Average Balance of Unamortized Premium, Net	Net Premium Amortization	Average Balance of Unamortized Premium, Net
RMBS	$28,533	$131,899	$33,116	$156,882	$32,391	$118,997
CMBS	3,874	4,392	3,709	5,213	3,613	5,929
CMBS IO	$106,833	666,288	92,056	639,448	55,475	399,703
	$139,240	$802,579	$128,881	$801,543	$91,479	$524,629

Net premium amortization increased for the year ended December 31, 2014 compared to the same period in 2013 because of the shift in our portfolio toward CMBS IO which typically have higher premium balances than RMBS. Our average balance of net unamortized premium did not increase significantly for the year ended December 31, 2014 compared to the same period in 2013 as we reduced our investment portfolio as noted in "Financial Condition" discussed above. Similarly, our average balance of net unamortized premium during the year ended December 31, 2013 was more heavily weighted toward higher priced CMBS and CMBS IO than in 2012. Unlike 2014, however, we also experienced significant growth in our RMBS premiums for the year ended December 31, 2013 which further contributed to the increase in net premium amortization compared to the year ended December 31, 2012.

Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs

The following table summarizes the components of interest expense as well as average balances and annualized cost of funds for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2014	2013	2012
Interest expense on repurchase agreement borrowings	$19,033	$24,113	$19,341
Interest rate swap expense from cash flow hedging	—	8,796	14,448
Amortization of de-designated cash flow hedges (1)	6,788	5,193	—
Non-recourse collateralized financing and other interest expense	94	926	1,358
Total interest expense	$25,915	$39,028	$35,147

Average balance of repurchase agreements	$3,335,786	$3,773,744	$3,033,634
Average balance of non-recourse collateralized financing	11,915	24,101	35,713
Average balance of borrowings	$3,347,701	$3,797,845	$3,069,347
Annualized cost of funds (2)	0.76%	1.01%	1.12%
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

The following table presents the estimated impact of changes in the average balance of repurchase agreement borrowings and average borrowing rates on the decrease in interest expense for the comparative periods presented:

	Year Ended			Year Ended
	December 31, 2014 vs. December 31, 2013			December 31, 2013 vs. December 31, 2012
		Due to Change in			Due to Change in
($ in thousands)	Decrease in Interest Expense	Average Balance	Average Borrowing Rate	Decrease in Interest Expense	Average Balance	Average Borrowing Rate
Repurchase agreements	$(5,080)	$(2,798)	$(2,282)	$4,772	$4,719	$53

Interest expense from repurchase agreements borrowings for 2014 was lower than 2013 as a result of the lower average balance outstanding as well as a lower borrowing rate overall. Average balances of repurchase agreement borrowings were lower in 2014 compared to 2013 given our smaller investment portfolio and the overall shift in our portfolio mix to lower leveraged CMBS IO investments. Repurchase agreement borrowing rates declined throughout 2014 as funding markets adjusted their expectations of when the FOMC would begin to raise rates and as excess liquidity in the financing markets increased competition among our repurchase agreement counterparties. During the second half of 2014, we began to extend the maturities of our repurchase agreement financings to take advantage of lower rates. Our weighted average original term to maturity for our repurchase agreements as of December 31, 2014 was 144 days compared to 114 days as of December 31, 2013.

Because we use interest rate derivative instruments as economic hedges of our interest rate risk exposure, management considers net periodic interest costs from these derivatives to be an additional cost of financing investments. As such, management utilizes a non-GAAP financial measure "effective borrowing costs" which includes the net periodic interest costs of our derivative instruments excluded from GAAP interest expense. The table below presents a reconciliation of GAAP interest expense and annualized costs of funds to our effective borrowing costs and related rates as well as a schedule detailing the total net periodic interest costs from derivative instruments during the periods indicated:

	Year Ended
	December 31,
	2014		2013		2012
($ in thousands)	Amount	Rate (2)	Amount	Rate (2)	Amount	Rate (2)
GAAP interest expense/annualized cost of funds	$25,915	0.76%	$39,028	1.01%	$35,147	1.12%
Amortization of de-designated cash flow hedges (1)	(6,788)	(0.20)%	(5,193)	(0.15)%	—	—%
Net periodic interest costs recorded in "loss on derivative instruments, net"	8,218	0.25%	8,948	0.24%	654	0.02%
Effective borrowing costs/rate	$27,345	0.81%	$42,783	1.10%	$35,801	1.14%

Net periodic interest costs from derivative instruments:
Recorded in GAAP interest expense	$—	—%	$8,796	0.23%	$14,448	0.48%
Recorded in "loss on derivative instruments, net"	8,218	0.25%	8,948	0.24%	654	0.02%
Total net periodic interest costs from derivative instruments	$8,218	0.25%	$17,744	0.47%	$15,102	0.50%
Average balance of repurchase agreements	$3,335,786		$3,773,744		$3,033,634

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP and is related to the amortization of the balance in accumulated other comprehensive loss as of June 30, 2013 related to the derivatives on which the Company discontinued cash flow hedge accounting.

(2)
Rates shown are based on annualized interest expense amounts divided by average balance of borrowings. Recalculation of annualized cost of funds and effective borrowing rates using interest expense shown in the table may not be possible because certain expense items use a 360-day year for the calculation while others use actual number of days in the year.

Effective borrowing costs were $15.4 million lower for the year ended December 31, 2014 versus the same period in 2013, of which $9.5 million resulted from a decrease in the weighted average notional balance outstanding for our interest rate swaps of approximately $793.8 million as well as a decrease of approximately 9 basis point in the weighted average net pay rate. As part of our overall interest rate risk management process, we entered into receive-fixed interest rate swaps to offset pay-fixed interest rate swap positions we held at certain points in time. Using interest rate swaps in offsetting positions provides us the flexibility to better manage exposure to specific points on the yield curve. We expect to continue to use both pay-fixed and receive-fixed interest rate swaps to manage our overall hedge position. Please refer to "Derivative Assets and Liabilities" contained in "Financial Condition" as well as "Loss on Derivative Instruments, Net" contained with these "Results of Operations" for further information on our derivative instruments. The remainder of the decrease in our effective borrowing costs for the year ended December 31, 2014 versus the same period in 2013 resulted from the lower average balances outstanding for our repurchase agreement and non-recourse collateralized financings as well as our overall lower average borrowing rates for our repurchase agreements.

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

Net Interest Income and Net Interest Spread

The tables below present net interest income and related net interest spread pursuant to GAAP, and also present the non-GAAP measures "adjusted net interest income" and "adjusted net interest spread" for the periods indicated. "Adjusted net interest income" and "adjusted net interest spread" are calculated using the non-GAAP measure "effective borrowing cost" reconciled in the table above, and therefore include net periodic interest cost of derivative instruments whereas GAAP net interest income and GAAP net interest spread do not.

	Year Ended
	December 31,
	2014		2013		2012
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
GAAP interest income	$105,644	2.76%	$127,132	2.96%	$113,548	3.25%
GAAP interest expense	25,915	0.76%	39,028	1.01%	35,147	1.12%
Net interest income/spread	79,729	2.00%	88,104	1.95%	78,401	2.13%
Amortization of de-designated cash flow hedges (1)	6,788	0.20%	5,193	0.15%	—	—%
Net periodic interest costs of derivative instruments (2)	(8,218)	(0.25)%	(8,948)	(0.24)%	(654)	(0.02)%
Adjusted net interest income/spread	$78,299	1.95%	$84,349	1.86%	$77,747	2.11%

Average interest earning assets (3)	$3,822,870		$4,290,073		$3,492,158
Average balance of borrowings (4)	$3,347,701		$3,797,845		$3,069,348

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of the Company's discontinuation of cash flow hedge accounting.

(2)
Amount equals the net interest cost related to interest rate derivatives during the period which is recorded in "loss on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.

(3)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(4)	Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and non-recourse collateralized financing.

Our net interest income and adjusted net interest income decreased for the year ended December 31, 2014 compared to the same period in 2013 due to smaller average interest earning asset balances, lower coupons earned on our investments, and higher premium amortization resulting from the shift in our portfolio toward CMBS IO as discussed above under "Interest Income and Asset Yields". The impact of smaller average interest earning asset balances and lower coupons was partially offset by lower overall annualized cost of funds and lower effective borrowing costs as further discussed above under "Interest Expense, Annualized Cost of Funds, and Effective Borrowing Costs" and below under "Loss on Derivative Instruments, Net". Conversely, our net interest spread increased 5 basis points for the year ended December 31, 2014 compared to the same period in 2013 as a result of declining repurchase agreement costs which more than offset the decline in weighted average effective yields on our investments. Adjusted net interest spread increased 9 basis points for the year ended December 31, 2014 compared to the same period in 2013 as a result of lower net periodic interest costs.

The increase in net interest income and adjusted net interest income for the year ended December 31, 2013 compared to the same period in 2012 was primarily the result of growth in our investment portfolio during 2013. Conversely, our net interest spread and adjusted net interest spread decreased for the year ended December 31, 2013 compared to the same period in 2012. This decrease was driven primarily by declining weighted average effective yields on our overall investment portfolio as we were adding lower yielding purchases at higher premiums and our existing variable-rate RMBS were reaching their reset periods in a lower interest rate environment.

Loss on Derivative Instruments, Net

The following table provides information on the components of our "loss on derivative instruments, net" for the periods indicated:

	Year Ended (1)
	December 31,
($ in thousands)	2014			2013
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value	Total	Net Periodic Interest Costs (2)	Change in Fair Value	Total
Interest rate swap-payers	$(9,654)	$(21,100)	$(30,754)	$(8,948)	$18,263	$9,315
Interest rate swap-receivers	1,436	3,476	4,912	—	—	—
Eurodollar futures	—	(27,551)	(27,551)	—	(19,391)	(19,391)
Loss on derivative instruments, net	$(8,218)	$(45,175)	$(53,393)	$(8,948)	$(1,128)	$(10,076)

(1)
This table does not include detail for loss on derivative instruments, net for the year ended December 31, 2012 because the results are not directly comparable to the other periods presented. Because the majority of our interest rate swaps outstanding during the year ended December 31, 2012 were accounted for cash flow hedges, the majority of the change in their fair value during that period were recorded in "other comprehensive income". Loss on derivative instruments, net for the year ended December 31, 2012 consisted of $0.6 million net periodic interest costs and $0.3 million change in fair value from interest rate swap-payers that were not designated as cash flow hedges for accounting purposes. We did not have Eurodollar futures or interest rate swap-receivers outstanding during the year ended December 31, 2012.

(2) During the years ended December 31, 2013 and December 31, 2012, we recorded an additional $8.8 million and $14.4 million, respectively, within "interest expense" for net periodic interest costs from interest rate swap-payers while they were designated as cash flow hedges for accounting purposes. We discontinued cash flow hedge accounting for all of our derivative instruments as of June 30, 2013.

Loss on derivative instruments, net for the year ended December 31, 2014 increased by $43.3 million compared to the year ended December 31, 2013, principally as a result of the shifts in the yield curve during 2014. For example, the two-year swap rate increased by 0.41% during the year but the ten-year swap rate declined during the year by 0.83%. Our derivatives hedge different points on the yield curve, but, in general, declines in longer-term swap rates will result in a higher amount of losses on our derivative position. These losses were offset by increases in the fair value of our investments which are included in other comprehensive income. The notional amount of derivative instruments outstanding from period to period fluctuate based on the composition of our investment portfolio and the current interest rate environment as well as management's expectation of future interest rates.

Gain on Sale of Investments, Net

The following tables provide information related to our gain (loss) on sale of investments, net for the periods indicated:

	Year Ended
	December 31,
	2014		2013		2012
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	Gain on sale of investments, net
Type of Investment
Agency RMBS	$143,112	$(5,762)	$4,496	$(254)	$61,534	$2,112
Agency CMBS	—	—	36,311	689	—	—
Agency CMBS IO	106,005	1,630	161,550	2,010	23,939	194
Non-Agency RMBS	—	—	5,631	(340)	—	—
Non-Agency CMBS	226,066	19,773	136,287	793	34,315	3,013
Non-Agency CMBS IO	12,513	582	10,263	456	—	—
Securitized mortgage loan liquidation	—	—	—	—	3,612	2,072
Freddie Mac Senior Unsecured Reference Notes	—	—	—	—	99,966	1,070
	$487,696	$16,223	$354,538	$3,354	$223,366	$8,461

Sales of our investments occur in the ordinary course of business as we manage our risk profile and as we allocate capital to preferred investment opportunities. Agency RMBS sold during the year ended December 31, 2014 and December 31, 2013 were resetting or close to resetting their interest rates in a lower interest rate environment. These sales of Agency RMBS generated losses because the amount of unamortized premium remaining was higher than the proceeds we received upon sale as a result of their yields being lower than current market yields. During the year ended December 31, 2012, we sold certain Agency RMBS to monetize gains from significant price appreciation experienced during that period and to reduce our exposure to prepayment risk.

During the year ended December 31, 2014, we sold certain Agency CMBS IO and non-Agency CMBS in order to reduce our portfolio exposure to spread and prepayment risk and to monetize gains from their increased market value. Similarly, our sales of MBS investments for the year ended December 31, 2013 increased considerably compared to the year ended December 31, 2012 due to management's decision to reduce portfolio risk given the volatile market environment experienced in 2013.

General and Administrative Expenses

General and administrative expenses were $16.0 million for the year ended December 31, 2014 compared to $13.1 million for the year ended December 31, 2013. Compensation and benefits increased $2.5 million due to increased incentive compensation, an additional executive officer, and increased stock based compensation expense. Incentive compensation paid in cash is recognized as expense in the period earned whereas incentive compensation paid in restricted stock is recognized over its vesting period. Approximately $1.4 million of incentive compensation for executive management for the year ended December 31, 2013 was paid in restricted stock with a vesting period of three years and $0.1 million in cash. For the year ended December 31, 2014, $1.6 million was paid in cash and $1.6 million in restricted stock with a vesting period of three years. Other general and administrative expenses for the year ended December 31, 2014 increased $0.4 million compared to the year ended December 31, 2013 primarily because of increased legal expenses.

For the year ended December 31, 2013, compensation and benefits decreased $0.6 million compared to the year ended December 31, 2012 due to lower bonuses earned as well as an increased amount of bonuses being paid in restricted stock in lieu of cash. Other general and administrative expenses for the year ended December 31, 2013 increased approximately $1.0 million compared to the year ended December 31, 2012 due to increased expenses related to portfolio management and analysis tools.

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

Our available liquid assets as of December 31, 2014 were $215.8 million compared to $208.7 million as of December 31, 2013. As of December 31, 2014, our liquid assets consist of unrestricted cash and cash equivalents of $43.9 million and $171.8 million in unencumbered Agency MBS. Unencumbered Agency MBS are considered part of our liquid assets as we may pledge them to lenders and interest rate swap counterparties if we experience a margin call (discussed further below). We do not include unencumbered non-Agency MBS as liquid assets given the uncertainty of their liquidity in times of market stress.

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

On an enterprise-wide basis, our total liabilities decreased to 5.1 times shareholders' equity as of December 31, 2014 from 6.2 times as of December 31, 2013. Over the last several quarters we have reduced our leverage due to the tighter credit spread environment and the resulting spread risk on our investments, and also due to the potential for increased regulatory risk and overall market risk as discussed below.

We have historically had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets in general are stable, and currently there is ample availability. However, these markets and the liquidity of our investments remain susceptible to extreme market volatility as was experienced in 2008 and 2009. In addition, in recent quarters U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury and the Federal Reserve) have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework (and supplemental bank capital rules) and the Dodd-Frank Act could impact the overall availability of credit by restricting the number of repurchase agreement lenders and the credit made available by such lenders. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the federal financial and banking regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability. While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
December 31, 2014	$3,013,110	$3,043,298	$3,137,204
September 30, 2014	3,150,254	3,352,599	3,469,491
June 30, 2014	3,447,050	3,454,884	3,496,521
March 31, 2014	3,485,544	3,497,167	3,580,997
December 31, 2013	3,580,754	3,603,477	3,675,290
September 30, 2013	3,674,850	3,836,249	4,071,773
June 30, 2013	4,071,392	4,042,340	4,255,294
March 31, 2013	3,708,255	3,612,319	3,752,000

We have been lowering our leverage by reducing our repurchase agreement borrowings over the past several quarters due to the potential volatility in asset prices as a result of market uncertainty, a flatter yield curve, and tight spread environment. Our conservative management of our investment portfolio led us to decrease our reinvestment of principal payments and proceeds received from MBS sales into new investments during 2014. In addition, we have been using our repurchase agreement borrowings to purchase assets for which we typically finance a lower percentage of their market value.

Throughout 2014, we managed the maturities of our repurchase agreements based on market conditions. The weighted average original term to maturity for our repurchase agreement borrowings was 144 days as of December 31, 2014 compared to 114 days as of December 31, 2013. We have recently begun to extend our maturities further into 2015 and 2016 as we seek to lock-in lower borrowing rates. We expect borrowing rates to increase as repurchase agreement availability is reduced due to regulatory constraints on our lenders and on financial institutions that provide funding and liquidity to our lenders.

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of December 31, 2014, we had repurchase agreement borrowings outstanding with 20 of our 33 available repurchase agreement counterparties at a weighted average borrowing rate of 0.55% compared to 0.61% as of December 31, 2013. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a "haircut" (and which we also refer to as equity at risk). As the collateral pledged is generally MBS, the fair value of the collateral can fluctuate with changes in market conditions. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as "margin calls". Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, values in Agency RMBS will also decline from the payment delay feature of those securities. Agency RMBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency RMBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac. Because these securities are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. This causes a temporary use of our liquidity to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

The following table presents the minimum weighted average haircut contractually required by our counterparties for Agency and non-Agency MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Agency MBS	6.8%	6.8%	6.6%	6.9%	6.8%
Non-Agency MBS	16.0%	16.9%	18.5%	19.8%	20.1%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of December 31, 2014 and as of December 31, 2013:

	December 31, 2014
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$286,574	$53,949
JP Morgan Securities, LLC	289,931	48,484
South Street Financial Corporation	608,000	36,483
Bank of America Securities LLC	181,593	15,711
Credit Suisse Securities LLC	103,078	13,258
Remaining counterparties	1,543,934	93,603
	$3,013,110	$261,488

	December 31, 2013
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates (1)	$371,753	$91,769
JP Morgan Securities, LLC	240,024	39,397
South Street Financial Corporation	601,354	29,331
Credit Suisse Securities LLC	210,861	25,093
Bank of America Securities LLC	226,768	23,886
Remaining counterparties	1,930,237	102,797
	$3,580,997	$312,273
(1) Amount excludes deferred costs related to our committed two-year repurchase facility with Wells Fargo Bank National which had a remaining balance of $0.2 million as of December 31, 2013.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of December 31, 2014:

($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,957,795	$2,148,583
Asia	602,943	635,852
Europe	452,372	490,162
	$3,013,110	$3,274,597

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

Derivatives

Our interest rate derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market value changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of December 31, 2014, we had Agency MBS with a fair value of $2.4 million and cash of $42.3 million posted as credit support under these agreements.

Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). As of December 31, 2014, we had an estimated NOL carryfoward of $120.0 million. Due to an ownership shift in 2012, the use of the NOL is limited to $13.5 million per year plus any amounts unused from prior years.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of December 31, 2014:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$3,016,418	$3,016,418	$—	$—	$—
Non-recourse collateralized financing (2)	10,967	2,726	3,898	2,234	2,109
Operating lease obligations	1,028	99	202	208	519
Total	$3,028,413	$3,019,243	$4,100	$2,442	$2,628
(1) Includes estimated interest payments calculated using interest rates in effect as of December 31, 2014.
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

Off-Balance Sheet Arrangements

As of December 31, 2014, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements. Please refer to Note 1 of our "Notes to the Consolidated Financial Statements" for information regarding recently issued accounting pronouncements.

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

Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations;

•	Monetary policy and regulatory initiatives of the Federal Reserve and other financial regulators;

•
Our financing strategy including our target leverage ratios and anticipated trends in financing costs, and our hedging strategy including changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of and restrictions on using our tax NOL carryfoward;

•	The status of pending litigation;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses related to the Company's derivative instruments;

•	The status of regulatory rule-making or review processes and the status of reform efforts and other business developments in the repurchase agreement financing market;

•	Market, industry and economic trends; and

•	Interest rates.

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in this Annual Report on Form 10-K, particularly those set forth under Part II, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•	actual or anticipated changes in Federal Reserve monetary policy;

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

•	GSE reform or other government policies and actions;

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward; and

•	exposure to current and future claims and litigation

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

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of December 31, 2014 based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at December 31, 2014, and because we believe it is unlikely that absolute rates will move lower from rates at December 31, 2014, the only declining rate scenario that we present is a downward shift of 25 basis points.

The "percentage change in adjusted net interest income" includes the impact of changes in expected prepayment speeds on our investments and assumes that net proceeds received from pay downs on the portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of December 31, 2014 and at yields consistent with those as of that date adjusted for the parallel shift in the rates below. Changes in types of investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in adjusted net interest income
+100	(0.79)%	(10.28)%
+50	(0.34)%	(4.19)%
-25	0.11%	0.78%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. The table below shows the projected change in market value of our investment portfolio net of hedges for changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of December 31, 2014.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in market value
0	+25	0.04%
+10	+50	0.02%
+10	+75	—%
+25	+75	(0.05)%
+25	+0	(0.07)%
+50	+0	(0.15)%
-10	-50	(0.16)%

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of December 31, 2014:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.4% to 10.0%	87.6%	1.0%	1.0%
>10.0% to 11.0%	9.0%	2.0%	17.2%
>11.0% to 12.1%	3.4%	5.0%	81.8%
	100.0%		100.0%

Market Value Risk

Market value risk generally represents the risk of loss in value of our investment securities and derivatives due to fluctuations in interest rates, prepayment rates,credit spreads, and other factors. Securities in our investment portfolio and derivative instruments are reflected at their estimated fair value on our consolidated balance sheet. Changes in the fair value of our derivative instruments are recorded within "net income" on our consolidated statement of comprehensive income while changes in the fair value of our investments are recorded within "other comprehensive income" on our consolidated statement of comprehensive income. As demonstrated in the tables above in the discussion of interest rate risk, in a rising interest rate environment, the fair value of our securities tends to decrease; conversely, in a decreasing interest rate environment, the fair value of our securities tends to increase. The fair value of our securities will also fluctuate due to changes in credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, actual or expected credit performance, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we may not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.

Fluctuations in credit spreads typically vary based on the type of investments. Though market conditions and technical factors such as FOMC monetary policy may impact Agency MBS credit spreads, they will generally have less volatility than non-

Agency MBS. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of December 31, 2014:

Basis Point Change in Market Credit Spreads	Percentage change in market value of investments
+50	(1.6)%
+25	(0.8)%
-25	0.8%
-50	1.7%

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

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$31,428	2.75%	$33,582	2.93%	$39,627	3.00%	$37,353	3.02%
13-24 MTR	4,985	4.27%	5,229	4.05%	5,237	4.05%	9,210	3.64%
25-60 MTR	36,502	3.41%	38,807	3.42%	42,460	3.44%	46,756	3.50%
> 60 MTR	40,729	2.98%	43,059	2.99%	45,028	3.00%	46,591	3.00%
Fixed rate	(9)	2.51%	(10)	2.50%	(10)	2.51%	(11)	2.51%
Total premium, net	$113,635	3.09%	$120,667	3.14%	$132,342	3.16%	$139,899	3.20%
Par/notional balance	$2,086,807		$2,200,149		$2,360,799		$2,438,133
Premium, net as a % of par value	5.4%		5.5%		5.6%		5.7%

Loans underlying our RMBS do not have any specific prepayment protection whereas loans underlying our CMBS and CMBS IO securities generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay; however, the amount of the prepayment penalty required to be paid may decline over time, and as loans age, interest rates decline, or market values of collateral supporting the loans increase, prepayment penalties may lessen as an economic disincentive to the borrower. Generally, our experience has been that prepayment lock-out and yield maintenance provisions result in stable prepayment performance from period to period. There are no prepayment protections, however, if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Historically, our default experience on loans in CMBS and CMBS IO has been relatively low.

Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities would be particularly acute without these prepayment protection provisions. Prepayment protection and compensation provisions on Agency securities generally, but not always, differ by the issuer of the security, (ie, Freddie Mac, Fannie Mae, or Ginnie Mae). The majority of our Agency CMBS IO are issued by Freddie Mac, and Agency CMBS IO issued by Freddie Mac generally have initial prepayment lock-outs followed by a defeasance period which on average extends to within six months of the stated maturities of the underlying loans. We sold the majority of our Agency CMBS IO issued by Ginnie Mae during 2014 to reduce exposure to prepayment risk and in part to rotate capital into non-Agency CMBS IO. The following table details the fair value of our CMBS IO portfolio by issuer as of the end of the periods indicated:

($ in thousands)	December 31, 2014	December 31, 2013
Fannie Mae	$28,765	$70,288
Freddie Mac	408,698	312,089
Ginnie Mae	1,274	77,950
Non-Agency CMBS IO	325,119	$151,137
	$763,856	$611,464

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we own due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation. We are also particularly exposed to credit risk on investments that we own at a premium. For investments owned at premiums, defaults on the underlying loan typically result in the complete loss of any remaining unamortized premium we paid.

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

The majority of our non-Agency securities are CMBS and CMBS IO. The return we earn on these securities is dependent on the credit performance of the underlying commercial loans. In particular, since investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, returns are more negatively impacted by liquidations of loans in the underlying loan pool. In order to manage our exposure to credit performance, we generally invest in securities with higher credit ratings and in securities where we have evaluated the credit profile of the underlying loan pool and can monitor its credit performance.

The following table presents information on our non-Agency MBS by credit rating as of December 31, 2014:

	December 31, 2014
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$73,553	$321,154	$—	$394,707	71.0%
AA	65,937	1,057	—	66,994	12.1%
A	30,828	—	—	30,828	5.5%
Below A or not rated	37,720	2,908	22,448	63,076	11.4%
	$208,038	$325,119	$22,448	$555,605	100.0%

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

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and the related notes, together with the Reports of the Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-27 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013) in “Internal Control-Integrated Framework.” Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.	OTHER INFORMATION
During 2014 our Compensation Committee (the “Committee”) worked with its compensation consultant and our management to determine appropriate compensation levels for our executive officers and design a new compensation program framework. As part of this new framework, the Committee and Board had planned to adopt a new incentive compensation plan for our executive officers for 2014. At a meeting on January 30, 2015, in light of the fact that the new incentive compensation plan has not yet been finalized, the Committee, in the exercise of its discretion, made the adjustments described below to the operation of the Company’s Performance Bonus Program (the “Bonus Program”) with respect to determining annual bonus awards for the named executive officers for 2014 performance. Many of these adjustments reflect changes the Committee and Board have been considering incorporating into the new incentive compensation plan.

•
In light of his January 1, 2014 transition from Chief Executive Officer to Executive Chairman, the Committee determined that Mr. Akin would not participate in the Bonus Program for 2014 and would instead be eligible for a discretionary bonus as determined by the Committee.

•
In light of the fact that the Company did not engage in any capital raising during 2014, the Committee adjusted the percentages for the three components of the Bonus Program for 2014 from: (i) 25% based on return earned on average common equity (“ROAE”), 25% based on qualitative performance objectives determined by the Committee and adjusted for individual performance, and 50% based on capital raising activities for the Company during the year; to (ii) 40% based on ROAE, 40% based on qualitative performance objectives determined by the Committee and adjusted for individual performance, and 20% based on total economic return for 2014, calculated as the change in the Company’s GAAP book value per basic common share plus dividends declared by the Company during the year, divided by the Company’s GAAP book value per basic common share at the beginning of the year.

•
Consistent with its belief that it is important for a portion of management’s bonus compensation to be paid in restricted shares of the Company’s common stock, the Committee determined that bonuses awarded under the Bonus Program would be paid 50% in cash and 50% in shares of restricted stock that vest over three years.

•	Both the cash and stock portions of the bonuses to be paid under the Bonus Program for 2014 would be paid on February 25, 2015.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”. The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the 2015 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2014 with respect to the our equity compensation plans under which shares of our common stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2009 Stock and Incentive Plan	—	—	1,078,908
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	—	$—	1,078,908

(1)
Reflects shares available to be granted under the 2009 Stock and Incentive Plan in the form of stock options, stock appreciation rights, stock awards, dividend equivalent rights, performance share awards, stock units and incentive awards.

(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 will be included in the 2015 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCENCE
The information required by Item 13 will be included in the 2015 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNANT FEES AND SERVICES
The information required by Item 14 will be included in the 2015 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, amended as of December 12, 2013 (incorporated herein by reference to Exhibit 3.2 to Dynex's Annual Report on Form 10-K filed March 4, 2014).
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

10.17*	Base salaries for executive officers of Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.17 to Dynex's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014).
10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (filed herewith).
10.20*	Letter Agreement between Dynex Capital, Inc. and Byron L. Boston, dated September 7, 2011 (incorporated by reference to Exhibit 10.20 to Dynex's Current Report on Form 8-K filed September 9, 2011).
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

Exhibit No.	Description
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

10.23.2
Amendment No. 2 to Master Repurchase and Securities Contract dated as of February 5, 2015 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.23.2 to Dynex’s Current Report on Form 8-K filed February 11, 2015).

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
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Net Income (unaudited), (iii) Consolidated Statements of Shareholder's Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

________________________________________

* Denotes management contract.

(b)    Exhibits: See Item 15(a)(3) above.

(c)    Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

March 12, 2015	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas B. Akin	Executive Chairman and Director	March 12, 2015
Thomas B. Akin

/s/ Byron L. Boston	Chief Executive Officer, President,	March 12, 2015
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief Operating	March 12, 2015
Stephen J. Benedetti	Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 12, 2015
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Michael R. Hughes	Director	March 12, 2015
Michael R. Hughes

/s/ Barry A. Igdaloff	Director	March 12, 2015
Barry A. Igdaloff

/s/ Valerie A. Mosley	Director	March 12, 2015
Valerie A. Mosley

/s/ Robert A. Salcetti	Director	March 12, 2015
Robert A. Salcetti

/s/ James C. Wheat, III	Director	March 12, 2015
James C. Wheat, III

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2014

DYNEX CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (Dynex) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynex's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2015 expressed an unqualified opinion.

BDO USA, LLP

Richmond, Virginia
March 12, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited Dynex Capital, Inc.’s (Dynex) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Dynex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynex as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

BDO USA, LLP
Richmond, Virginia
March 12, 2015

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	December 31, 2014	December 31, 2013
ASSETS
Mortgage-backed securities (including pledged of $3,265,979 and $3,873,584, respectively)	$3,516,239	$4,018,161
Mortgage loans held for investment, net	39,700	55,423
Investment in limited partnership	4,000	—
Cash and cash equivalents	43,944	69,330
Restricted cash	42,263	13,385
Derivative assets	5,727	18,488
Principal receivable on investments	7,420	12,999
Accrued interest receivable	21,157	21,703
Other assets, net	7,861	7,648
Total assets	$3,688,311	$4,217,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,013,110	$3,580,754
Payable for unsettled mortgage-backed securities	—	10,358
Non-recourse collateralized financing	10,786	12,914
Derivative liabilities	35,898	6,681
Accrued interest payable	1,947	2,548
Accrued dividends payable	15,622	16,601
Other liabilities	3,646	1,405
Total liabilities	3,081,009	3,631,261

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 54,739,111 and 54,310,484 shares issued and outstanding, respectively	547	543
Additional paid-in capital	763,935	761,550
Accumulated other comprehensive income (loss)	21,316	(33,816)
Accumulated deficit	(288,154)	(252,059)
Total shareholders' equity	607,302	585,876
Total liabilities and shareholders’ equity	$3,688,311	$4,217,137
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (amounts in thousands except per share data)

	Year Ended
	December 31,
	2014	2013	2012
Interest income:
Mortgage-backed securities	$102,881	$123,629	$107,728
Mortgage loans held for investment, net	2,763	3,503	5,820
	105,644	127,132	113,548
Interest expense:
Repurchase agreements	25,821	38,102	33,789
Non-recourse collateralized financing	94	926	1,358
	25,915	39,028	35,147

Net interest income	79,729	88,104	78,401
Provision for loan losses	—	(261)	(192)
Loss on derivative instruments, net	(53,393)	(10,076)	(908)
Gain on sale of investments, net	16,223	3,354	8,461
Fair value adjustments, net	208	(652)	735
Other income, net	1,046	658	281
General and administrative expenses:
Compensation and benefits	(9,509)	(7,004)	(7,635)
Other general and administrative	(6,498)	(6,054)	(5,101)
Net income	27,806	68,069	74,042
Preferred stock dividends	(9,176)	(7,902)	(2,036)
Net income to common shareholders	$18,630	$60,167	$72,006

Other comprehensive income (loss):
Change in fair value of available-for-sale investments	$64,567	$(113,343)	$75,377
Reclassification adjustment for gain on sale of investments, net	(16,223)	(3,354)	(5,319)
Change in fair value of cash flow hedges	—	16,381	(28,740)
Reclassification adjustment for cash flow hedges (including de-designated hedges)	6,788	13,989	14,448
Total other comprehensive income (loss)	55,132	(86,327)	55,766
Comprehensive income (loss) to common shareholders	$73,762	$(26,160)	$127,772

Net income per common share - basic and diluted	$0.34	$1.10	$1.35
Weighted average common shares - basic and diluted	54,701	54,648	53,146
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance as of December 31, 2011	$—	$404	$634,683	$(3,255)	$(260,483)	$371,349
Stock issuance	55,689	138	123,859	—	—	179,686
Granting and vesting of restricted stock	—	2	1,721	—	—	1,723
Amortization of stock issuance costs	(282)	—	(129)	—	—	(411)
Common stock repurchased	—	(1)	(920)	—	—	(921)
Net income	—	—	—	—	74,042	74,042
Dividends on preferred stock	—	—	—	—	(2,036)	(2,036)
Dividends on common stock	—	—	—	—	(62,488)	(62,488)
Other comprehensive income	—	—	—	55,766	—	55,766
Balance as of December 31, 2012	55,407	543	759,214	52,511	(250,965)	616,710
Stock issuance	54,459	7	7,548	—	—	62,014
Granting and vesting of restricted stock	—	3	2,376	—	—	2,379
Amortization of stock issuance costs	(208)	—	(119)	—	—	(327)
Common stock repurchased	—	(9)	(6,924)	—	—	(6,933)
Adjustments for tax withholding on share-based compensation	—	(1)	(545)	—	—	(546)
Net income	—	—	—	—	68,069	68,069
Dividends on preferred stock	—	—	—	—	(7,902)	(7,902)
Dividends on common stock	—	—	—	—	(61,261)	(61,261)
Other comprehensive loss	—	—	—	(86,327)	—	(86,327)
Balance as of December 31, 2013	109,658	543	761,550	(33,816)	(252,059)	585,876
Stock issuance	—	1	251	—	—	252
Granting and vesting of restricted stock	—	4	2,715	—	—	2,719
Amortization of stock issuance costs	—	—	(75)	—	—	(75)
Adjustments for tax withholding on share-based compensation	—	(1)	(506)	—	—	(507)
Net income	—	—	—	—	27,806	27,806
Dividends on preferred stock	—	—	—	—	(9,176)	(9,176)
Dividends on common stock	—	—	—	—	(54,725)	(54,725)
Other comprehensive income	—	—	—	55,132	—	55,132
Balance as of December 31, 2014	$109,658	$547	$763,935	$21,316	$(288,154)	$607,302
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Operating activities:
Net income	$27,806	$68,069	$74,042
Adjustments to reconcile net income to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	546	1,370	(10,464)
(Decrease) increase in accrued interest payable	(600)	(347)	730
Provision for loan losses	—	261	192
Loss on derivative instruments, net	53,393	10,076	908
Gain on sale of investments, net	(16,223)	(3,354)	(8,461)
Fair value adjustments, net	(208)	652	(735)
Amortization of investment premiums, net	137,837	128,865	91,622
Other amortization and depreciation, net	8,900	7,743	(1,092)
Stock-based compensation expense	2,719	2,314	1,712
Other operating activities	381	(6,889)	934
Net cash and cash equivalents provided by operating activities	214,551	208,760	149,388
Investing activities:
Purchase of investments	(599,381)	(1,419,060)	(2,639,909)
Principal payments received on investments	518,303	913,210	679,635
Proceeds from sales of investments	503,918	358,090	231,145
Principal payments received on mortgage loans held for investment, net	16,787	15,828	40,830
Payment to acquire interest in limited partnership	(4,000)	—	—
Net payments on derivatives not designated as hedges	(11,415)	(39,097)	—
Other investing activities	(7)	5,891	(2,893)
Net cash and cash equivalents provided by (used in) investing activities	424,205	(165,138)	(1,691,192)
Financing activities:
(Repayments of) borrowings under repurchase agreements, net	(567,887)	16,209	1,470,170
Principal payments on non-recourse collateralized financing	(2,167)	(17,840)	(40,626)
Increase in restricted cash	(28,878)	(13,346)	—
Proceeds from issuance of preferred stock	—	54,251	55,407
Proceeds from issuance of common stock, net of issuance costs	177	7,436	123,868
Cash paid for repurchases of common stock	—	(6,934)	(921)
Payments related to tax withholding for share-based compensation	(507)	(545)	—
Dividends paid	(64,880)	(69,332)	(59,061)
Net cash and cash equivalents (used in) provided by financing activities	(664,142)	(30,101)	1,548,837

Net (decrease) increase in cash and cash equivalents	(25,386)	13,521	7,033
Cash and cash equivalents at beginning of period	69,330	55,809	48,776
Cash and cash equivalents at end of period	$43,944	$69,330	$55,809
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$19,445	$33,517	$34,035
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

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current year’s presentation. The Company's consolidated balance sheet as of December 31, 2013 now presents its "securitized mortgage loans, net" and "other investments, net" together as "mortgage loans held for investment, net ". In addition, the Company has combined the presentation of its consolidated statements of income and its consolidated statements of other comprehensive income together as one financial statement which is now titled "consolidated statements of comprehensive income". The Company's "interest income - securitized mortgage loans" and "interest income-other investments" on its consolidated statements of income for the years ended December 31, 2013 and December 31, 2012 are now presented together as "interest income-mortgage loans held for investment, net" on its consolidated statements of comprehensive income for the years ended December 31, 2013 and December 31, 2012. The Company's "amortization and depreciation" on its consolidated statements of cash flows for the years ended December 31, 2013 and December 31, 2012 are now presented as "amortization of investment premiums, net" and "other amortization and depreciation". These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries and variable interest entities ("VIE") for which it is the primary beneficiary. As a primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE. All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates certain trusts through which it has securitized mortgage loans as a result of not meeting the sale criteria under GAAP at the time the financial assets were transferred to the trust. Additional information regarding the accounting policy for the Company's securitized mortgage loans is provided below under "Mortgage Loans Held for Investment, Net ".

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

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from third-party pricing services and broker quotes. The remainder of the Company's MBS are valued by discounting

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

the estimated future cash flows derived from cash flow models that utilize information such as the security's coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancements as well as certain other relevant information. Refer to Note 8 for further discussion of MBS fair value measurements.

Other-than-Temporary Impairment. MBS is considered impaired when its fair value is less than its amortized cost. The Company evaluates all of its impaired MBS for other-than-temporary impairments ("OTTI") on at least a quarterly basis. An impairment is considered other-than-temporary if: (1) the Company intends to sell the MBS; (2) it is more likely than not that the Company will be required to sell the MBS before its fair value recovers; or (3) the Company does not expect to recover the full amortized cost basis of the MBS. If either of the first two conditions is met, the entire amount of the impairment is recognized in earnings. If the impairment is solely due to the inability to fully recover the amortized cost basis, the security is further analyzed to quantify any credit loss, which is the difference between the present value of cash flows expected to be collected on the MBS and its amortized cost. The credit loss, if any, is then recognized in earnings, while the balance of impairment related to other factors is recognized in other comprehensive income.

Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Any subsequent recoveries in fair value may be accreted back into the amortized cost basis of the MBS on a prospective basis through interest income. Please see Note 3 for additional information related to the Company's evaluation for OTTI.

Mortgage Loans Held for Investment, Net

The Company originated or purchased mortgage loans from 1992 through 1998, and these mortgage loans are reported at amortized cost in accordance with ASC Topic 310-10. A portion of these loans is pledged as collateral to support the repayment of one remaining class of a securitization financing bond issued by the Company in 2002. The associated securitization financing bond is treated as debt of the Company and is presented as "non-recourse collateralized financing" on the consolidated balance sheet. Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture. An allowance has been established for currently existing and probable losses on the Company's mortgage loans held for investment.

Investment in Limited Partnership

The Company is a limited partner with a less than 50% interest in a limited partnership for which it does not have substantive participating or kick-out rights that overcome the general partner's presumption of control. The Company accounts for its investment in this limited partnership using the equity method of accounting, which requires initially recording an investment in the equity of an investee at cost and subsequently adjusting the carrying amount of the investment to recognize the investor's share of the earnings or losses, capital contributions and distributions, and other changes in equity.

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

Although MBS have characteristics that meet the definition of a derivative instrument, ASC Topic 815 specifically excludes these instruments from its scope because they are accounted for as debt securities under ASC Topic 320.

Share-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan ("SIP"), the Company may grant share-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units. The Company's restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders' equity. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the share-based based award. None of the Company's restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock.

Contingencies

In the normal course of business, there are various lawsuits, claims, and other contingencies pending against the Company. On a quarterly basis, the Company evaluates whether to establish provisions for estimated losses from those matters in accordance with ASC Topic 450, which states that a liability is recognized for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. If the contingent loss (or an additional loss in excess of any accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed. As of December 31, 2014, the Company does not have any contingencies for which it believes a probable loss has been incurred.

 Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. All of the Company's repurchase agreement transactions are accounted for as secured borrowings; therefore the accounting changes required by ASU No. 2014-11 do not impact the Company's consolidated financial statements. ASU No. 2014-11 also requires two additional disclosures about repurchase agreements and other similar transactions. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The Company does not account for any of its repurchase agreement transactions as sales; therefore this new disclosure does not impact the Company's current disclosures. The second

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

disclosure requires the following disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings: a disaggregation of the gross obligation by the class of collateral pledged; the remaining contractual tenor of the agreements; and a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. The Company already provides these disclosures in its "Notes to the Consolidated Financial Statements" and within "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. The amendments provided in ASU No. 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. ASU No. 2014-11 will not have a material impact on the Company's consolidated financial statements.

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

NOTE 2 – NET INCOME PER COMMON SHARE

Because the Company's Series A Cumulative Redeemable Preferred Stock and Series B Cumulative Redeemable Preferred Stock are redeemable at the Company's option for cash only and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net income per common share. Holders of unvested shares of the Company's issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC Topic 260-10 and therefore are included

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

in the computation of basic net income per share using the two-class method. Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share of restricted stock is converted to one equal share of common stock.

The following table presents the calculation of the numerator and denominator for both basic and diluted net income per common share for the periods indicated:

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Net Income	Weighted-Average Common Shares	Net Income	Weighted- Average Common Shares	Net Income	Weighted- Average Common Shares
Net income	$27,806		$68,069		$74,042
Preferred stock dividends	(9,176)		(7,902)		(2,036)
Net income to common shareholders	18,630	54,701,485	60,167	54,647,643	72,006	53,146,416
Effect of dilutive instruments	—	—	—	—	—	—
Diluted net income to common shareholders	$18,630	54,701,485	$60,167	54,647,643	$72,006	53,146,416
Net income per common share:
Basic and diluted (1)		$0.34		$1.10		$1.35

(1)
For the year ended December 31, 2012, the calculation of diluted net income per common share excludes the effect of 15,000 unexercised stock option awards because their inclusion would have been anti-dilutive. The Company did not have any potentially dilutive securities outstanding for the years ended December 31, 2014 or December 31, 2013.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral to cover initial and variation margins for the Company's repurchase agreements and derivative instruments. The following tables provide detail by type of investment for the Company’s MBS designated as AFS for the periods indicated:

	December 31, 2014
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,086,807	$113,635	$2,200,442	$8,473	$(22,215)	$2,186,700	3.09%
Non-Agency	22,432	(17)	22,415	107	(74)	22,448	3.83%
	2,109,239	113,618	2,222,857	8,580	(22,289)	2,209,148
CMBS:
Agency	301,943	18,042	319,985	15,288	(76)	335,197	5.21%
Non-Agency	210,358	(8,520)	201,838	6,679	(479)	208,038	4.33%
	512,301	9,522	521,823	21,967	(555)	543,235
CMBS IO (2):
Agency	—	426,564	426,564	12,252	(79)	438,737	0.80%
Non-Agency	—	319,280	319,280	6,069	(230)	325,119	0.72%
	—	745,844	745,844	18,321	(309)	763,856

Total AFS securities:	$2,621,540	$868,984	$3,490,524	$48,868	$(23,153)	$3,516,239

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $10,460,113 and $7,868,896, respectively, as of December 31, 2014.

	December 31, 2013
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,591,568	$154,220	$2,745,788	$6,104	$(59,742)	$2,692,150	3.22%
Non-Agency	13,845	(338)	13,507	338	(80)	13,765	4.61%
	2,605,413	153,882	2,759,295	6,442	(59,822)	2,705,915
CMBS:
Agency (2)	273,830	19,061	292,891	10,793	(900)	302,784	5.07%
Non-Agency	375,703	(18,277)	357,426	15,366	(3,511)	369,281	5.10%
	649,533	784	650,317	26,159	(4,411)	672,065
CMBS IO (3):
Agency	—	453,766	453,766	9,895	(3,334)	460,327	0.83%
Non-Agency	—	150,518	150,518	2,618	(1,999)	151,137	0.66%
	—	604,284	604,284	12,513	(5,333)	611,464

Total AFS securities:	$3,254,946	$758,950	$4,013,896	$45,114	$(69,566)	$3,989,444

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)
As of December 31, 2013, the Company had Agency CMBS with an amortized cost of $26,920 and fair value of $28,717 which were designated as trading securities and are not included in this table. The Company changed the designation of these Agency CMBS to AFS during the three months ended June 30, 2014. Changes in the fair value of these MBS while they were designated as trading were recognized in net income within "fair value adjustments, net". Changes in the fair value of these MBS, which are now designated as AFS, are recognized in "other comprehensive income". As of December 31, 2014, the Company does not have any MBS designated as trading.

(3)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $10,160,502 and $4,274,957, respectively, as of December 31, 2013.

The Company received proceeds of $503,918, $357,892, and $125,108 for the sale of MBS during the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively. The following table presents the gross realized gains (losses) of those sales included in "gain on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

	Year Ended
	December 31,
	2014	2013	2012 (1)
($ in thousands)	Gain (Loss) Recognized	Gain (Loss) Recognized	Gain (Loss) Recognized
Gross realized gains on sales of MBS	$22,492	$8,670	$5,319
Gross realized losses on sales of MBS	(6,269)	(5,316)	—
Total included in gain on sale of investments, net	$16,223	$3,354	$5,319

(1)
Total gain on sale of investments, net for the year ended December 31, 2012 includes $2,072 and $1,070 of gains recognized from the Company's liquidation of a securitized mortgage loan and an investment in Freddie Mac Unsecured Senior Notes, respectively, which are not included in this table.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The following table presents certain information for those Agency MBS in an unrealized loss position as of December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$322,741	$(879)	24	$1,912,937	$(43,543)	150
Non-Agency MBS	111,778	(625)	24	162,558	(5,435)	39

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$1,321,323	$(21,491)	113	$670,402	$(20,433)	67
Non-Agency MBS	18,037	(159)	5	6,310	(155)	6

Because the principal related to Agency MBS are guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of December 31, 2014 and December 31, 2013 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of December 31, 2014 or December 31, 2013.

NOTE 4 – MORTAGE LOANS HELD FOR INVESTMENT, NET AND RELATED NON-RECOURSE FINANCING

The Company's mortgage loans held for investment, net consist of securitized and unsecuritized mortgage loans originated or purchased by the Company from 1992 through 1998. The following table provides detail by type of collateral as of the periods indicated:

	December 31, 2014	December 31, 2013
Single-family mortgage loans held for investment, amortized cost	$30,214	$35,328
Commercial mortgage loans held for investment, amortized cost	9,736	20,352
Allowance for loan losses	(250)	(257)
Total mortgage loans held for investment, net	$39,700	$55,423

Commercial securitized mortgage loans are evaluated individually for impairment when the debt service coverage ratio on the mortgage loan is less than 1:1 or when the mortgage loan is delinquent. Commercial mortgage loans not evaluated for individual impairment are evaluated for a general allowance. There were no securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) on the Company's consolidated balance sheets as of December 31, 2014 or as of December 31, 2013.

Single-family mortgage loans are considered homogeneous and are evaluated on a pool basis for a general allowance. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

December 31, 2014 was $2,221 compared to $2,758 as of December 31, 2013. The Company continues to accrue interest on its seriously delinquent securitized single-family mortgage loans because the primary servicer continues to advance the interest and/or principal due on the loan.

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

The majority of the Company's mortgage loans held for investment, net are securitized mortgage loans, of which $11,902 of principal is pledged as collateral for an outstanding class of the Company's single-family securitization financing bond, which is recorded on the Company's balance sheet as "non-recourse collateralized financing". The interest rate on this bond is based on 1-month LIBOR plus 0.30% and has an estimated life remaining of less than 3 years as of December 31, 2014. The principal balance outstanding as of December 31, 2014 is $10,967 compared to $13,134 as of December 31, 2013.

NOTE 5 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of December 31, 2014 and December 31, 2013 by the fair value and type of securities pledged as collateral:

	December 31, 2014
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,977,338	0.39%	2,064,704
Non-Agency RMBS	17,594	1.57%	21,787
Agency CMBS	253,857	0.36%	291,103
Non-Agency CMBS	114,895	1.15%	140,216
Agency CMBS IOs	372,609	0.92%	430,638
Non-Agency CMBS IO	266,983	1.04%	315,149
Securitization financing bonds	9,834	1.51%	11,000
	$3,013,110	0.55%	$3,274,597

	December 31, 2013
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,522,503	0.42%	2,598,158
Non-Agency RMBS	10,569	1.80%	12,746
Agency CMBS	246,849	0.39%	306,318
Non-Agency CMBS	303,674	1.27%	367,859
Agency CMBS IOs	369,948	1.16%	449,072
Non-Agency CMBS IOs	106,803	1.27%	136,227
Securitization financing bonds	20,651	1.59%	19,686
Deferred costs	(243)	n/a	n/a
	$3,580,754	0.61%	$3,890,066

The combined weighted average original term to maturity for the Company’s repurchase agreements was 144 days as of December 31, 2014 compared to 114 days as of December 31, 2013. The following table provides a summary of the original maturities as of December 31, 2014 and December 31, 2013:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

Original Maturity	December 31, 2014	December 31, 2013
Less than 30 days	$250,635	$4,736
30 to 90 days	617,399	1,176,631
91 to 180 days	904,830	1,439,225
181 to 364 days	1,030,569	960,405
1 year or longer	209,677	—
Deferred costs	—	(243)
	$3,013,110	$3,580,754

As of December 31, 2014, shareholders' equity at risk did not exceed 10% for any of the Company's counterparties. The Company had $247,115 of its repurchase agreement balance as of December 31, 2014 outstanding under a two-year repurchase facility with Wells Fargo Bank National Association. Subsequent to December 31, 2014, this facility was amended to increase its aggregate maximum borrowing capacity to $300,000 and to extend the maturation to August 6, 2016, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of December 31, 2014 was 1.01%.

As of December 31, 2014, the Company had repurchase agreement amounts outstanding with 20 of its 33 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of December 31, 2014.

Please see Note 7 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 6 – DERIVATIVES

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

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

	December 31, 2014
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$5,727	$440,000	$(3,002)	$485,000
Eurodollar futures (1)	—	—	(32,896)	16,600,000
Total	$5,727	$440,000	$(35,898)	$17,085,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	December 31, 2013
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$18,488	$575,000	$(1,336)	$215,000
Eurodollar futures (1)	—	—	(5,345)	9,000,000
Total	$18,488	$575,000	$(6,681)	$9,215,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2015 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $1,300,000 as of December 31, 2014 and $1,175,000 as of December 31, 2013.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of December 31, 2014:

Remaining Maturity	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted-Average Rate(1)	Receive Fixed Interest Rate Swaps	Receive-Fixed Weighted-Average Rate
37-48 months	$185,000	0.92%	$—	—%
49-60 months	235,000	1.45%	250,000	1.91%
61-72 months	25,000	1.61%	—	—%
73-84 months	25,000	2.19%	—	—%
85-96 months	—	—%	—	—%
97-108 months	30,000	1.93%	—	—%
109-120 months	150,000	2.17%	25,000	2.71%

The following table summarizes the volume of activity related to derivative instruments for the periods indicated:

For the year ended December 31, 2014:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$—	$275,000	$—	$275,000
Pay-fixed interest rate swaps	790,000	75,000	(215,000)	650,000
Eurodollar futures	9,000,000	7,600,000	—	16,600,000
	$9,790,000	$7,950,000	$(215,000)	$17,525,000

The table below provides detail of the Company's "gain (loss) on derivative instruments, net" by type of interest rate derivative for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2014	2013	2012
Receive-fixed interest rate swaps	$4,912	$—	$—
Pay-fixed interest rate swaps	(30,754)	9,315	(908)
Eurodollar futures	(27,551)	(19,391)	—
Gain (loss) on derivative instruments, net	$(53,393)	$(10,076)	$(908)

Effective June 30, 2013, the Company de-designated certain interest rate swap agreements as cash flow hedges under ASC Topic 815. There is a net unrealized loss of $2,577 remaining in AOCI on the Company's consolidated balance sheet as of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

December 31, 2014 which represents the activity related to these interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. Because of differing market values and maturities at the time of cash flow hedge de-designation, the balance remaining in AOCI is comprised of both unrealized gains and unrealized losses which will not be recognized in net income equally over time. All forecasted transactions associated with interest rate swap agreements previously designated as cash flow hedges are expected to occur. No amounts have been reclassified to net income in any period in connection with forecasted transactions that are no longer considered probable of occurring. The Company estimates the portion of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to net income within the next 12 months is $3,460.

The table below describes the components of the reclassification adjustments out of AOCI related to certain interest rate swaps that were formerly designated as cash flow hedges and recognized as a portion of "interest expense" on the Company statements of comprehensive income for the periods indicated:

	Year Ended
	December 31,
	2014	2013	2012
Reclassification adjustment due to amortization of de-designated cash flow hedges	$6,788	$5,193	$—
Reclassification adjustment due to recognition of interest expense from cash flow hedges	—	8,796	14,448
Total reclassification adjustment related to cash flow hedges	$6,788	$13,989	$14,448

Many of the Company's interest rate swaps were entered into under bilateral agreements which contain various covenants related to the Company’s credit risk. Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default under the bilateral agreement. Additionally, these agreements allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income excluding derivative gains and losses greater than one dollar as measured on a rolling two quarter basis. These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations. The Company was in compliance with all covenants under bilateral agreements on December 31, 2014.
Please see Note 7 for the Company's disclosures related to offsetting assets and liabilities.
NOTE 7 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2014 and December 31, 2013:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2014
Derivative assets	$5,727	$—	$5,727	$(1,073)	$(4,521)	$133

December 31, 2013:
Derivative assets	$18,488	$—	$18,488	$(193)	$(12,141)	$6,154

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2014
Derivative liabilities	$35,898	$—	$35,898	$(2,494)	$(32,994)	$410
Repurchase agreements	3,013,110	—	3,013,110	(3,013,110)	—	—
	$3,049,008	$—	$3,049,008	$(3,015,604)	$(32,994)	$410

December 31, 2013:
Derivative liabilities	$6,681	$—	$6,681	$(1,299)	$(5,382)	$—
Repurchase agreements	3,580,754	—	3,580,754	(3,580,754)	—	—
	$3,587,435	$—	$3,587,435	$(3,582,053)	$(5,382)	$—

(1)
Amount disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the asset or liability presented in the balance sheet. The fair value of the actual collateral received by or posted to the same counterparty may exceed the amounts presented.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and also requires an entity to consider all aspects of nonperformance risk, including the entity's own credit standing, when measuring fair value of a liability. ASC Topic 820 established a valuation hierarchy of three levels as follows:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	December 31, 2014
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,516,239	$—	$3,472,282	$43,957
Derivative assets	5,727	—	5,727	—
Total assets carried at fair value	$3,521,966	$—	$3,478,009	$43,957
Liabilities:
Derivative liabilities	$35,898	$32,896	$3,002	$—
Total liabilities carried at fair value	$35,898	$32,896	$3,002	$—

	December 31, 2013
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$4,018,161	$—	$3,944,681	$73,480
Derivative assets	18,488	—	18,488	—
Total assets carried at fair value	$4,036,649	$—	$3,963,169	$73,480
Liabilities:
Derivative liabilities	$6,681	$5,345	$1,336	$—
Total liabilities carried at fair value	$6,681	$5,345	$1,336	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2014 or December 31, 2013.

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of December 31, 2014:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.0%	35.0%	9.9%
Non-Agency RMBS	10 CPR	1.0%	20.0%	6.5%

(1)	Data presented are weighted averages.

The following table presents the activity of the instruments fair valued at Level 3 on a recurring basis during the periods indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of January 1, 2013	$100,102	$5,118	$25	$105,245
Purchases	26,021	—	—	26,021
Sales/write-offs to net income	—	—	(25)	(25)
Unrealized (loss) gain included in OCI	(6,026)	5	—	(6,021)
Principal payments	(49,167)	(2,421)	—	(51,588)
(Amortization) accretion	(197)	45	—	(152)
Balance as of December 31, 2013	70,733	2,747	—	73,480
Unrealized gain (loss) included in OCI	2,317	(139)	—	2,178
Principal payments	(31,253)	(1,014)	—	(32,267)
Accretion	236	330	—	566
Balance as of end of December 31, 2014	$42,033	$1,924	$—	$43,957

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2014		December 31, 2013
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,516,239	$3,516,239	$4,018,161	$4,018,161
Mortgage loans held for investment, net(1)	39,700	35,024	55,423	46,383
Derivative assets	5,727	5,727	18,488	18,488
Liabilities:
Repurchase agreements (2)	$3,013,110	$3,013,110	$3,580,754	$3,580,997
Non-recourse collateralized financing (1)	10,786	10,366	12,914	12,414
Derivative liabilities	35,898	35,898	6,681	6,681

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 9 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock and 2,250,000 shares of its 7.625% Series B Cumulative Redeemable Preferred Stock issued and outstanding as of December 31, 2014 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the fourth quarter on January 15, 2015 to shareholders of record as of January 1, 2015.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	Year Ended
	December 31,
	2014	2013
Balance as of beginning of period	54,310,484	54,268,915
Common stock issued under DRIP	16,753	515,257
Common stock issued under ATM program	—	180,986
Common stock issued or redeemed under stock and incentive plans	471,210	270,158
Common stock forfeited for tax withholding on share-based compensation	(59,336)	(52,385)
Common stock repurchased during the period	—	(872,447)
Balance as of end of period	54,739,111	54,310,484

The Company had 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of December 31, 2014.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,450,145 shares remaining for issuance as of December 31, 2014. The Company declared a fourth quarter common stock dividend of $0.25 per share payable on January 31, 2015 to shareholders of record as of December 31, 2014. There was no discount for shares purchased through the DRIP during the fourth quarter of 2014.

In December 2014, the Company announced that its Board of Directors authorized the repurchase of up to $50,000 of its common stock through December 31, 2016. This new repurchase authorization replaces the Company's prior share repurchase program which was to expire on December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 1,078,908 available for issuance as of December 31, 2014. Total stock-based compensation expense recognized by the Company for the year ended December 31, 2014 was $2,719 compared to $2,354 for the year ended December 31, 2013.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Year Ended
	December 31,
	2014	2013
Restricted stock outstanding as of beginning of period	520,969	448,283
Restricted stock granted	457,538	255,158
Restricted stock vested	(246,698)	(182,472)
Restricted stock outstanding as of end of period	731,809	520,969

The combined grant date fair value of the restricted stock issued by the Company for the year ended December 31, 2014 was $3,703 compared to $2,708 for the year ended December 31, 2013. The following table presents the amortization schedule for the Company's non-vested restricted stock remaining to be amortized into compensation expense as of December 31, 2014:

Restricted Stock Amortization To Be Recognized
Within 12 months	$2,265
13-24 months	1,452
25-36 months	541
37-48 months	36
Total restricted stock amortization remaining	$4,294

NOTE 10 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its net operating loss carryforward was $79,229 for the year ended December 31, 2014, $71,765 for the year ended December 31, 2013, and $73,962 for the year ended December 31, 2012. After common and preferred dividend distributions during those years as well as utilization of the Company's tax net operating loss ("NOL") carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2014 and did not incur any material income tax liability for the years ending December 31, 2013 or December 31, 2012.

The Company's estimated NOL carryforward as of December 31, 2014 is $120,016. Because the Company incurred an "ownership change" under Section 382 of the Internal Revenue Code ("Section 382"), the company's ability to utilize its NOL carryforward to offset its taxable income after any required dividend distributions is limited to approximately $13,451 per year with any unused amounts being accumulated and carried forward for use in subsequent years. The NOL will expire beginning in 2020 to the extent it is not used.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2014, December 31, 2013, or December 31, 2012, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 11 – RELATED PARTY TRANSACTIONS
The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., were jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. In May 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) affirmed the trial court’s decision with respect to a take nothing judgment against the Company. With respect to DCI, the Fifth Circuit remanded the case to the trial court for entry of judgment and a $25.6 million damage award against DCI and for a new trial with respect to attorneys’ fees and for costs and pre- and post-judgment interest as determined by the trial court. In December 2000, the Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against such litigation would be shared, and whereby the Company agreed to advance DCI's portion of the costs of defending against such litigation. The Litigation Cost Sharing Agreement remains in effect as of December 31, 2014. DCI costs advanced by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum. As of December 31, 2014, the total amount due to the Company under the Litigation Cost Sharing Agreement, including interest, was $9,191, which has been fully reserved for collectibility by the Company. DCI is currently wholly owned by a company unaffiliated with the Company. An executive of the Company is the sole shareholder of this unaffiliated company.
NOTE 12 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$20,007	$21,146	$19,942	$18,634
Net (loss) income to common shareholders	(3,028)	(8,293)	28,572	1,379
Comprehensive income to common shareholders	26,532	26,906	14,090	6,234
Net (loss) income per common share	$(0.06)	$(0.15)	$0.52	$0.03
Cash dividends declared per common share	$0.25	$0.25	$0.25	$0.25

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$22,526	$22,444	$22,948	$20,186
Net income (loss) to common shareholders	18,381	29,442	(6,921)	19,266
Comprehensive income (loss) to common shareholders	27,427	(67,215)	(6,184)	19,813
Net income (loss) per common share	$0.34	$0.54	$(0.13)	$0.35
Cash dividends declared per common share	$0.29	$0.29	$0.27	$0.27

The Company used cash flow hedge accounting for the majority of its derivative instruments for the three months ended March 31, 2013 and for the three months ended June 30, 2013. Please refer to Note 1 for additional information on cash flow hedge accounting.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

Subsequent to December 31, 2014, the Company granted 231,274 shares of restricted stock with a combined fair value at grant date of $1,917. The fair value of these restricted shares will be amortized into share-based compensation expense over the next 3 years.