Form 10-Q
period 2015-03-31
DYNEX CAPITAL INC
filed 2015-05-11
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Yes           ☐           No           ☒

On May 8, 2015, the registrant had 54,802,787 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.	FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $3,471,535 and $3,265,979, respectively)	$3,879,723	$3,516,239
Mortgage loans held for investment, net	32,775	39,700
Investment in limited partnership	10,022	4,000
Cash and cash equivalents	38,504	43,944
Restricted cash	66,967	42,263
Derivative assets	8,079	5,727
Principal receivable on investments	8,792	7,420
Accrued interest receivable	22,856	21,157
Other assets, net	7,793	7,861
Total assets	$4,075,511	$3,688,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,185,843	$3,013,110
Payable for unsettled mortgage-backed securities	196,473	—
Non-recourse collateralized financing	10,196	10,786
Derivative liabilities	57,168	35,898
Accrued interest payable	2,260	1,947
Accrued dividends payable	15,112	15,622
Other liabilities	2,998	3,646
Total liabilities	3,470,050	3,081,009

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 54,893,076 and 54,739,111 shares issued and outstanding, respectively	549	547
Additional paid-in capital	763,979	763,935
Accumulated other comprehensive income	44,369	21,316
Accumulated deficit	(313,094)	(288,154)
Total shareholders' equity	605,461	607,302
Total liabilities and shareholders’ equity	$4,075,511	$3,688,311
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Mortgage-backed securities	$23,727	$26,902
Mortgage loans held for investment, net	372	738
	24,099	27,640
Interest expense:
Repurchase agreements	5,346	7,611
Non-recourse collateralized financing	25	22
	5,371	7,633

Net interest income	18,728	20,007
Loss on derivative instruments, net	(25,323)	(13,422)
Gain (loss) on sale of investments, net	1,308	(3,307)
Fair value adjustments, net	39	32
Income from investment in limited partnership	22	—
Other income, net	12	75
General and administrative expenses:
Compensation and benefits	(2,117)	(2,552)
Other general and administrative	(2,141)	(1,567)
Net loss	(9,472)	(734)
Preferred stock dividends	(2,294)	(2,294)
Net loss to common shareholders	$(11,766)	$(3,028)

Other comprehensive income:
Change in fair value of available-for-sale investments	$23,304	$23,965
Reclassification adjustment for (gain) loss on sale of investments, net	(1,308)	3,307
Reclassification adjustment for de-designated cash flow hedges	1,057	2,288
Total other comprehensive income	23,053	29,560
Comprehensive income to common shareholders	$11,287	$26,532

Weighted average common shares-basic and diluted	54,800	54,626
Net loss per common share-basic and diluted	$(0.21)	$(0.06)
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of December 31, 2014	109,658	547	763,935	21,316	(288,154)	607,302
Stock issuance	—	—	39	—	—	39
Granting and vesting of restricted stock	—	2	690	—	—	692
Amortization of stock issuance costs	—	—	(9)	—	—	(9)
Common stock repurchased	—	—	(131)	—	—	(131)
Adjustments for tax withholding on share-based compensation	—	—	(545)	—	—	(545)
Net loss	—	—	—	—	(9,472)	(9,472)
Dividends on preferred stock	—	—	—	—	(2,294)	(2,294)
Dividends on common stock	—	—	—	—	(13,174)	(13,174)
Other comprehensive income	—	—	—	23,053	—	23,053
Balance as of March 31, 2015	$109,658	$549	$763,979	$44,369	$(313,094)	$605,461
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$(9,472)	$(734)
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(1,699)	(1,684)
Increase in accrued interest payable	313	298
Loss on derivative instruments, net	25,323	13,422
(Gain) loss on sale of investments, net	(1,308)	3,307
Fair value adjustments, net	(39)	(32)
Amortization of investment premiums, net	36,640	31,968
Other amortization and depreciation, net	1,521	2,861
Stock-based compensation expense	693	672
Other operating activities	(1,014)	(175)
Net cash and cash equivalents provided by operating activities	50,958	49,903
Investing activities:
Purchase of investments	(386,660)	(127,552)
Principal payments received on investments	102,033	128,676
Proceeds from sales of investments	102,923	59,799
Principal payments received on mortgage loans held for investment, net	6,984	1,605
Payment to acquire interest in limited partnership	(6,000)	—
Net payments on derivatives not designated as hedges	(6,405)	(2,542)
Other investing activities	(75)	(5)
Net cash and cash equivalents (used in) provided by investing activities	(187,200)	59,981
Financing activities:
Borrowings under (repayments of) repurchase agreements, net	172,733	(95,314)
Principal payments on non-recourse collateralized financing	(603)	(527)
Increase in restricted cash	(24,704)	(4,857)
Proceeds from issuance of common stock, net of issuance costs	30	114
Cash paid for repurchases of common stock	(131)	—
Payments related to tax withholding for share-based compensation	(545)	(505)
Dividends paid	(15,978)	(16,957)
Net cash and cash equivalents provided by (used in) financing activities	130,802	(118,046)

Net decrease in cash and cash equivalents	(5,440)	(8,162)
Cash and cash equivalents at beginning of period	43,944	69,330
Cash and cash equivalents at end of period	$38,504	$61,168
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$3,989	$4,935
See notes to the unaudited consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2015. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to stockholders after consideration of its net operating loss carryforward ("NOL") and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with Accounting Standards Codification "ASC" Topic 740. The Company records these liabilities, if any, to the extent they are deemed more likely than not to have been incurred.

Net Income (Loss) Per Common Share

The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2015 or March 31, 2014.

Holders of unvested shares of the Company's issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC Topic 260-10 and therefore are included in the computation of basic net income (loss) per share using the two-class method. Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share of restricted stock is converted to one equal share of common stock.

Because the Company's 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) are redeemable at the Company's option for cash only and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares is excluded from the calculation of diluted net income (loss) per common share.

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

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from third-party pricing services and broker quotes. The remainder of the Company's MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security's coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancements as well as certain other relevant information. Refer to Note 6 for further discussion of MBS fair value measurements.

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

Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Any subsequent recoveries in fair value may be accreted back into the amortized cost basis of the MBS on a prospective basis through interest income. Please see Note 2 for additional information related to the Company's evaluation for OTTI.

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

Derivative Instruments

The Company's derivative instruments, which currently include interest rate swaps and Eurodollar futures, are accounted for in accordance with ASC Topic 815, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. All periodic interest costs and other changes in fair value, including gains and losses recognized upon termination, associated with derivative instruments are recorded in "gain (loss) on derivative instruments, net" on the Company's consolidated statement of comprehensive income. Please refer to Note 4 for additional information regarding the Company's accounting for its derivative instruments.

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

Contingencies

In the normal course of business, there are various lawsuits, claims, and other contingencies pending against the Company. On a quarterly basis, the Company evaluates whether to establish provisions for estimated losses from those matters in accordance with ASC Topic 450, which states that a liability is recognized for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. If the contingent loss (or an additional loss in excess of any accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed. As of March 31, 2015, the Company does not have any contingencies for which it believes a probable loss has been incurred.

Recent Accounting Pronouncements

The Company does not believe there are any recently issued accounting pronouncements which will have a material effect on the Company's financial condition or results of operations upon their effective date.

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral to cover initial and variation margins for the Company's repurchase agreements and derivative instruments. The following tables provide detail by type of investment for the Company’s MBS designated as AFS as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	March 31, 2015
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,942,332	$104,352	$2,046,684	$11,271	$(13,075)	$2,044,880	3.08%
Non-Agency	76,647	(69)	76,578	143	(79)	76,642	3.57%
	2,018,979	104,283	2,123,262	11,414	(13,154)	2,121,522
CMBS:
Agency	740,363	17,321	757,684	20,234	(171)	777,747	3.68%
Non-Agency	217,479	(8,451)	209,028	7,600	(363)	216,265	4.23%
	957,842	8,870	966,712	27,834	(534)	994,012
CMBS IO (2):
Agency	—	410,948	410,948	13,257	(12)	424,193	0.87%
Non-Agency	—	331,090	331,090	8,906	—	339,996	0.71%
	—	742,038	742,038	22,163	(12)	764,189

Total AFS securities:	$2,976,821	$855,191	$3,832,012	$61,411	$(13,700)	$3,879,723

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $10,415,002 and $9,115,887, respectively, as of March 31, 2015.

	December 31, 2014
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,086,807	$113,635	$2,200,442	$8,473	$(22,215)	$2,186,700	3.09%
Non-Agency	22,432	(17)	22,415	107	(74)	22,448	3.83%
	2,109,239	113,618	2,222,857	8,580	(22,289)	2,209,148
CMBS:
Agency	301,943	18,042	319,985	15,288	(76)	335,197	5.21%
Non-Agency	210,358	(8,520)	201,838	6,679	(479)	208,038	5.10%
	512,301	9,522	521,823	21,967	(555)	543,235
CMBS IO (2):
Agency	—	426,564	426,564	12,252	(79)	438,737	0.80%
Non-Agency	—	319,280	319,280	6,069	(230)	325,119	0.72%
	—	745,844	745,844	18,321	(309)	763,856

Total AFS securities:	$2,621,540	$868,984	$3,490,524	$48,868	$(23,153)	$3,516,239

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $10,460,113 and $7,868,896, respectively, as of December 31, 2014.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The Company received proceeds of $102,923 and $59,799 for the sale of MBS during the three months ended March 31, 2015 and March 31, 2014, respectively. The following table presents the gross realized gains (losses) of those sales included in "gain (loss) on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
($ in thousands)	Gain (Loss) Recognized	Gain (Loss) Recognized
Gross realized gains on sales of MBS	$1,773	$219
Gross realized losses on sales of MBS	(465)	(3,526)
Total gain (loss) on sale of investments, net	$1,308	$(3,307)

The following table presents certain information for those Agency MBS in an unrealized loss position as of the dates indicated:

	March 31, 2015			December 31, 2014
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$261,035	$(531)	17	$322,741	$(879)	24
Non-Agency MBS	79,310	(382)	13	111,778	(625)	24

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$1,030,027	$(12,727)	91	$1,321,323	$(21,491)	113
Non-Agency MBS	1,224	(61)	4	18,037	(159)	5

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of March 31, 2015 and December 31, 2014 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of March 31, 2015 or December 31, 2014.

NOTE 3 – REPURCHASE AGREEMENTS

The following tables present the components of the Company’s repurchase agreements as of March 31, 2015 and December 31, 2014 by the fair value and type of securities pledged as collateral:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	March 31, 2015
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,901,144	0.40%	$1,975,547
Non-Agency RMBS	59,396	1.54%	72,524
Agency CMBS	451,290	0.36%	521,934
Non-Agency CMBS	143,107	1.07%	167,759
Agency CMBS IO	346,527	0.93%	404,410
Non-Agency CMBS IO	275,257	1.05%	325,759
Securitization financing bonds	9,122	1.53%	10,208
	$3,185,843	0.56%	$3,478,141

	December 31, 2014
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,977,338	0.39%	$2,064,704
Non-Agency RMBS	17,594	1.57%	21,787
Agency CMBS	253,857	0.36%	291,103
Non-Agency CMBS	114,895	1.15%	140,216
Agency CMBS IOs	372,609	0.92%	430,638
Non-Agency CMBS IOs	266,983	1.04%	315,149
Securitization financing bonds	9,834	1.51%	11,000
	$3,013,110	0.55%	$3,274,597

The combined weighted average original term to maturity for the Company’s repurchase agreements was 116 days as of March 31, 2015 compared to 144 days as of December 31, 2014. The following table provides a summary of the original maturities as of March 31, 2015 and December 31, 2014:

Original Maturity	March 31, 2015	December 31, 2014
Less than 30 days	$254,535	$250,635
30 to 90 days	1,663,214	617,399
91 to 180 days	292,472	904,830
181 to 364 days	862,767	1,030,569
1 year or longer	112,855	209,677
	$3,185,843	$3,013,110

As of March 31, 2015, shareholders' equity at risk did not exceed 10% for any of the Company's counterparties. The Company had $253,160 of its repurchase agreement balance as of March 31, 2015 outstanding under a term repurchase facility with Wells Fargo Bank National Association. This facility has an aggregate maximum borrowing capacity of $300,000 and is scheduled to mature on August 6, 2016, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of March 31, 2015 was 1.02%.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

As of March 31, 2015, the Company had repurchase agreement amounts outstanding with 20 of its 33 available counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of March 31, 2015.

Please see Note 5 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 4 – DERIVATIVES

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

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

	March 31, 2015
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$8,079	$510,000	$(7,784)	$1,025,000
Eurodollar futures (1)	—	—	(49,384)	16,600,000
Total	$8,079	$510,000	$(57,168)	$17,625,000

	December 31, 2014
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$5,727	$440,000	$(3,002)	$485,000
Eurodollar futures (1)	—	—	(32,896)	16,600,000
Total	$5,727	$440,000	$(35,898)	$17,085,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2015 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $1,300,000 as of March 31, 2015 or as of December 31, 2014.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of March 31, 2015:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

Remaining Maturity	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted-Average Rate	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted-Average Rate
37-48 months	$385,000	1.21%	$—	—%
49-60 months	470,000	1.74%	250,000	1.91%
61-72 months	25,000	1.61%	—	—%
73-84 months	75,000	1.77%	—	—%
85-96 months	125,000	1.98%	—	—%
97-108 months	—	—%	—	—%
109-120 months	180,000	2.07%	25,000	2.71%

The table above contains forward-starting interest rate swaps with a combined notional value of $425,000 and a weighted average pay-fixed rate of 1.98% which will not be effective until 2016.

The following table summarizes the volume of activity related to derivative instruments for the period indicated:

For the three months ended March 31, 2015:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$275,000	$—	$—	$275,000
Pay-fixed interest rate swaps	650,000	815,000	(205,000)	1,260,000
Eurodollar futures	16,600,000	—	—	16,600,000
	$17,525,000	$815,000	$(205,000)	$18,135,000

The table below provides detail of the Company's "loss on derivative instruments, net" by type of interest rate derivative for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2015	2014
Receive-fixed interest rate swaps	$4,528	$—
Pay-fixed interest rate swaps	(13,363)	(9,008)
Eurodollar futures	(16,488)	(4,414)
Loss on derivative instruments, net	$(25,323)	$(13,422)

Effective June 30, 2013, the Company de-designated certain interest rate swap agreements as cash flow hedges under ASC Topic 815. There is a net unrealized loss of $1,520 remaining in AOCI on the Company's consolidated balance sheet as of March 31, 2015 which represents the activity related to these interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company estimates the portion of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to net income within the next 12 months is $2,429.

Many of the Company's interest rate swaps were entered into under bilateral agreements which contain various covenants related to the Company’s credit risk. Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default under the bilateral agreement. Additionally, these agreements allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn net income excluding derivative gains and losses greater than one dollar as measured on a rolling two quarter basis. These interest

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations. The Company was in compliance with all covenants under bilateral agreements on March 31, 2015.
Please see Note 5 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 5 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2015 and December 31, 2014:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2015:
Derivative assets	$8,079	$—	$8,079	$(3,903)	$(4,176)	$—

December 31, 2014:
Derivative assets	$5,727	$—	$5,727	$(1,073)	$(4,521)	$133

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2015:
Derivative liabilities	$57,168	$—	$57,168	$(7,405)	$(49,383)	$380
Repurchase agreements	3,185,843	—	3,185,843	(3,185,843)	—	—
	$3,243,011	$—	$3,243,011	$(3,193,248)	$(49,383)	$380

December 31, 2014:
Derivative liabilities	$35,898	$—	$35,898	$(2,494)	$(32,994)	$410
Repurchase agreements	3,013,110	—	3,013,110	(3,013,110)	—	—
	$3,049,008	$—	$3,049,008	$(3,015,604)	$(32,994)	$410

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the fair value of the Company’s assets and liabilities presented on its consolidated balance sheets, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2015
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,879,723	$—	$3,837,934	$41,789
Derivative assets	8,079	—	8,079	—
Total assets carried at fair value	$3,887,802	$—	$3,846,013	$41,789
Liabilities:
Derivative liabilities	$57,168	$49,384	$7,784	$—
Total liabilities carried at fair value	$57,168	$49,384	$7,784	$—

	December 31, 2014
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,516,239	$—	$3,472,282	$43,957
Derivative assets	5,727	—	5,727	—
Total assets carried at fair value	$3,521,966	$—	$3,478,009	$43,957
Liabilities:
Derivative liabilities	$35,898	$32,896	$3,002	$—
Total liabilities carried at fair value	$35,898	$32,896	$3,002	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2015 or December 31, 2014.

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

Agency MBS, as well a majority of non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market. Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements. The Company’s remaining non-Agency MBS are comprised of securities for which there are not substantially similar securities that trade frequently, and their fair values are therefore considered Level 3 measurements. The Company determines the fair value of its Level 3 securities by discounting the estimated future cash flows derived from cash flow models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators. Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of March 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.0%	35.0%	10.1%
Non-Agency RMBS	10 CPR	1.0%	20.0%	6.5%

(1)	Data presented are weighted averages.

The following table presents the activity of the instruments fair valued at Level 3 on a recurring basis during the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of December 31, 2014	$42,033	$1,924	$43,957
Unrealized gain (loss) included in OCI	96	(7)	89
Principal payments	(2,299)	(48)	(2,347)
Accretion	90	—	90
Balance as of March 31, 2015	$39,920	$1,869	$41,789

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2015		December 31, 2014
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,879,723	$3,879,723	$3,516,239	$3,516,239
Mortgage loans held for investment, net(1)	32,775	28,210	39,700	35,024
Derivative assets	8,079	8,079	5,727	5,727
Liabilities:
Repurchase agreements	$3,185,843	$3,185,843	$3,013,110	$3,013,110
Non-recourse collateralized financing (1)	10,196	9,796	10,786	10,366
Derivative liabilities	57,168	57,168	35,898	35,898

(1)
The Company determines the fair value of its mortgage loans held for investment, net and its non-recourse collateralized financing using internally developed cash flow models with inputs similar to those used to estimate fair value of the Company's Level 3 non-Agency MBS.

NOTE 7 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Preferred Stock and 2,250,000 shares of its 7.625% Series B Preferred Stock issued and outstanding as of March 31, 2015 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the first quarter on April 15, 2015 to shareholders of record as of April 1, 2015.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
Balance as of beginning of period	54,739,111	54,310,484
Common stock issued under DRIP	4,744	3,938
Common stock issued under stock and incentive plans	231,274	442,035
Common stock forfeited for tax withholding on share-based compensation	(65,913)	(59,150)
Common stock repurchased during the period	(16,140)	—
Balance as of end of period	54,893,076	54,697,307

The Company had 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of March 31, 2015.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,445,401 shares remaining for issuance as of March 31, 2015. The Company declared a first quarter common stock dividend of $0.24 per share payable on April 30, 2015 to shareholders of record as of April 6, 2015. There was no discount for shares purchased through the DRIP during the first quarter of 2015.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2016, approximately $49,868 remains available for repurchase at the Company's option as of March 31, 2015.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 1,030,268 available for issuance as of March 31, 2015. Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2015 was $693 compared to $672 for the three months ended March 31, 2014.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Restricted stock outstanding as of beginning of period	731,809	520,969
Restricted stock granted	231,274	428,363
Restricted stock vested	(266,264)	(188,620)
Restricted stock outstanding as of end of period	696,819	760,712

The combined grant date fair value of the restricted stock issued by the Company for the three months ended March 31, 2015 was $1,917 compared to $3,453 for the three months ended March 31, 2014. The following table presents the amortization schedule for the Company's non-vested restricted stock remaining to be amortized into compensation expense as of March 31, 2015:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

Restricted Stock Amortization To Be Recognized
Remaining in 2015	$2,105
2016	2,091
2017	1,180
2018	143
Total restricted stock amortization remaining	$5,519

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and has determined that there have been no significant events or circumstances that qualify as a "recognized" subsequent event as defined by ASC Topic 855. Management has determined that the following event qualifies as a "nonrecognized" subsequent event as defined by ASC Topic 855:

Subsequent to March 31, 2015, the Company repurchased 92,600 shares of common stock with a market value of $732 excluding broker commissions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments. We invest our capital pursuant to our Operating Policies as approved by our Board of Directors which include an Investment Policy and Investment Risk Policy. For more information see Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014 under “Company Overview - Operating Policies and Restrictions.”

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

As discussed above, investing in mortgage-related securities on a leveraged basis subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk, which are discussed in "Liquidity and Capital Resources" within this Item 2 and in Part I, Item 3 of this Quarterly Report on Form 10-Q as well as in Item 1A, "Risk Factors" of Part I, and in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014. Please see these Items for a detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Highlights of the First Quarter of 2015 and Outlook for Second Quarter of 2015

During the first quarter of 2015, we added investments, resulting in net growth of earning assets and reversing the trend of declining balance of investments since June 30, 2013. While we continue to be concerned with potential volatility in interest rates and asset credit spreads given the uncertain global macroeconomic environment, we added assets as spreads mostly widened during the quarter. While our MBS portfolio as of March 31, 2015 increased $363.5 million since December 31, 2014, our average balance of MBS only increased $55.1 million as many of our purchases settled late in the first quarter or will settle in the second quarter of 2015. The majority of these purchases were multifamily Agency CMBS and approximately 10% were non-Agency RMBS which consisted entirely of senior tranches of non-performing loan securitizations ("NPL" securities). Senior classes of NPL securities are non-rated but have substantial credit enhancement within the securitization structure. We believe the assets we added have relatively low spread volatility (in the case of Agency CMBS) or are short-duration investments (in the case of non-Agency RMBS).

During the first quarter of 2015, we declared a dividend of $0.24 per common share which, coupled with a decline in book value of $0.06 per common share, resulted in an annualized economic return to shareholders of 7.98% based on December 31, 2014 book value of $9.02 per common share. Our net interest spread improved slightly to 1.93% from 1.92% for the fourth quarter of 2014. Our adjusted net interest spread, a non-GAAP measure which includes net periodic interest costs on derivatives, was relatively stable at 1.96% versus 1.97% for the fourth quarter of 2014. Future Federal Open Market Committee ("FOMC") actions, which are discussed further below, have the potential to heavily impact our adjusted net interest spread depending on our hedge position.

We continued to re-align our hedge position during the first quarter. Our objective was to generally remain neutral with respect to our overall duration exposure (a measure of our portfolio value's sensitivity to changes in interest rates) while adding duration risk further out the yield curve. For an indication of the risk to our net income and our book value per common share, see the "Interest Rate Risk" in Item 3. "Quantitative and Qualitative Disclosures about Market Risk". Subsequent to quarter end, we terminated Eurodollar futures with an aggregate notional balance of $2.0 billion expiring in the third quarter and fourth quarters of 2015 because we concluded the costs of these contracts exceeded their potential benefit at expiration.

The table below provides quarterly information on weighted average effective yields by type of investment as well as cost of funds and other information. Weighted average effective yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and cost of funds are derived by dividing annualized interest expense by the daily average balance of the related liabilities.

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Weighted average effective yield:
RMBS	1.88%	1.87%	1.82%	1.85%	1.87%
CMBS	3.70%	4.09%	4.45%	4.66%	4.61%
CMBS IO	3.83%	3.94%	4.14%	4.21%	4.21%
All other investments	4.13%	4.68%	5.16%	5.17%	5.17%
Total weighted average effective yield:	2.62%	2.64%	2.73%	2.79%	2.74%
Cost of funds	(0.69)%	(0.72)%	(0.70)%	(0.75)%	(0.87)%
GAAP net interest spread	1.93%	1.92%	2.03%	2.04%	1.87%

Effective borrowing rate (1)	(0.66)%	(0.67)%	(0.80)%	(0.87)%	(0.86)%
Adjusted net interest spread (1)	1.96%	1.97%	1.93%	1.92%	1.88%
(1) Represents a non-GAAP financial measure. Please refer to the discussion regarding the use of non-GAAP financial measures and to the corresponding reconciliations of GAAP to non-GAAP financial measures provided in "Results of Operations" within this Item 2.

As we move into the second quarter and remainder of 2015, we expect to continue making opportunistic investments in order to grow our balance sheet while continuing to maintain a disciplined focus on our risk position. We anticipate continuing to focus on multifamily Agency CMBS, Agency and non-Agency CMBS IO as well as selectively investing in RMBS with an anticipated focus on re-performing and non-performing loan securitizations ("RPL/NPL securities") and Agency hybrid ARMs. We will continue to manage our financing and hedging portfolios to address the potential for increasing interest rates late in 2015 or in 2016. We have applied for membership to the Federal Home Loan Bank ("FHLB") system for a subsidiary of ours, and if approved, this will provide us an additional source of liquidity.

Trends and Recent Market Impacts

There are a number of key macroeconomic factors, conditions, and prospective trends that may impact our business. Factors, conditions, and trends that had significant developments during the first quarter of 2015 are discussed below.

Interest rates exhibited marked volatility during the first quarter of 2015 as markets continued to evaluate U.S. economic performance. The yield on 10-year U.S. Treasury securities began 2015 at 2.17%, but briefly rallied to 1.64% in the first few weeks of 2015 before ending the quarter at 1.92%. Since the end of the first quarter, the 10-year U.S. Treasury has continued to sell-off and stands close to its level at the beginning of the year. The rally in Treasuries during the first quarter was driven by growing sentiment that economic growth in the U.S. was decelerating given signs of slower global economic growth. U.S. interest rates also continued to be impacted by global events. In January 2015, the European Central Bank engaged in an asset purchase program similar to the quantitative easing program concluded by the Federal Reserve in 2014 in order to support the Eurozone economy, and rates there remain some of the lowest in the developed economies. We believe lower global rates and uncertainty around global economic performance and global central bank activities may ultimately keep U.S. interest rates from rising significantly.

The Federal Reserve Open Market Committee ("FOMC") continues to guide markets to anticipate an interest rate hike in 2015. As of May 1, 2015, markets are generally pricing in an increase in the Federal Funds Rate of nearly 50 basis points by the end of 2015 to 0.63% and to nearly 1.43% by the end of 2016 (both as evidenced by pricing in the Eurodollar futures markets). FOMC officials have indicated that they will take a measured approach to interest rate decisions, suggesting that changes in monetary policy will be gradual , consistent with their approach over the last several quarters. If the FOMC raises the Federal Funds Rate in 2015, we would expect our borrowing costs to rise, and therefore push down our adjusted net interest spread. In our view, global economic conditions make it difficult to predict precisely when and by how much the Federal Reserve will raise rates.

Regulatory impacts on financial institutions, many of which are our trading and financing counterparties, continue to pose a threat in our view to the overall liquidity in the capital markets. In particular, higher capital requirements under U.S. banking regulations adopted in 2013 and 2014 and the Dodd-Frank Wall Street Reform and Consumer Protection Act’s limitations on the proprietary trading activities of large U.S. financial institutions could result in reduced liquidity in times of market stress. According to industry data, large U.S. financial institutions have reduced their holdings in Agency RMBS by nearly 50% from their 2008 peak to currently $112 billion. Average daily trading volume in Agency RMBS has continued to decline as well and has fallen 43% since 2008 also, according to industry data. While the Federal Reserve continues to reinvest principal payments received on its $1.7 trillion Agency RMBS portfolio, it is unlikely that this activity will provide enough liquidity to the market in times of stress, which could result in volatile asset prices.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual results, however, may differ from the estimated amounts we have recorded. The discussion and analysis of our financial condition and results of operations also consider certain non-GAAP measures as described in "Non-GAAP Financial Measures" in this Part I, Item 2.
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2015.

FINANCIAL CONDITION

The following tables present our investment allocations based on amortized cost as of the dates indicated:

($ in thousands)	March 31, 2015		December 31, 2014
By issuer type:
Agency RMBS and CMBS	$2,804,368	73.2%	$2,520,427	72.2%
Agency CMBS IO	410,948	10.7%	426,564	12.2%
Non-Agency RMBS and CMBS	285,606	7.5%	224,253	6.4%
Non-Agency CMBS IO	331,090	8.6%	319,280	9.2%
	$3,832,012	100.0%	$3,490,524	100.0%
By collateral type:
RMBS	$2,123,262	55.4%	$2,222,857	63.7%
CMBS	966,712	25.2%	521,823	14.9%
CMBS IO	742,038	19.4%	745,844	21.4%
	$3,832,012	100.0%	$3,490,524	100.0%

RMBS

Our RMBS are collateralized substantially by ARMs and hybrid ARMs. Activity related to our RMBS for the three months ended March 31, 2015 is as follows:

($ in thousands)	Agency RMBS	Non-Agency RMBS	Total
Balance as of December 31, 2014	$2,186,700	22,448	$2,209,148
Purchases	—	58,442	58,442
Principal payments	(88,009)	(4,285)	(92,294)
Sales	(60,666)	—	(60,666)
Net (amortization) accretion	(5,083)	6	(5,077)
Change in net unrealized gain	11,938	31	11,969
Balance as of March 31, 2015	$2,044,880	$76,642	$2,121,522

Our investment in RMBS as of March 31, 2015 has decreased since December 31, 2014 as principal payments and sales have outpaced purchases. During the first quarter of 2015, we significantly increased our non-Agency RMBS portfolio by purchasing senior tranches of NPL securities with short durations ranging between one and two years. Though non-rated investments, these assets have substantial credit enhancement within the securitization structure, and we believe that they offer an attractive return profile with relatively stable cash flows. These non-Agency RMBS were purchased at or near par and yielded 3.62% on average for the first quarter of 2015. Sales of Agency RMBS consisted of certain lower yielding Agency ARMs that were at or near their interest rate reset periods and in unrealized loss positions. We sold these Agency ARMs, because we concluded the potential for additional loss exceeded the incremental income we would earn from holding those positions.

As of March 31, 2015, approximately 97% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR. The following table presents the reset margin and weighted average coupon (“WAC”) by weighted average months to reset ("MTR") for the variable-rate portion of our Agency RMBS portfolio based on par value as of the dates indicated:

	March 31, 2015			December 31, 2014
($ in thousands)	Par Value	Reset Margin	WAC	Par Value	Reset Margin	WAC
0-12 MTR	$449,552	1.78%	2.74%	$486,638	1.77%	2.75%
13-36 MTR	275,062	1.82%	3.83%	286,741	1.84%	3.87%
37-60 MTR	337,848	1.80%	3.19%	399,643	1.79%	3.22%
61-84 MTR	332,694	1.81%	3.41%	268,864	1.80%	3.54%
85-120 MTR	530,439	1.67%	2.70%	627,772	1.69%	2.75%
ARMs and Hybrid ARMs	1,925,595	1.76%	3.08%	2,069,658	1.77%	3.10%
Fixed	16,737		2.50%	17,149		2.51%
Total	$1,942,332		3.08%	$2,086,807		3.09%

The rate at which we amortize the premiums we pay for our investments is impacted by the current and forecasted constant prepayment rate ("CPR"). Prepayments on our Agency RMBS remain below projections, and this resulted in a net positive amortization adjustment of $0.8 million during the first quarter of 2015. The following table provides the CPRs on our Agency RMBS for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Agency RMBS	12.4%	12.5%	15.3%	14.1%	12.7%

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

Activity related to our CMBS for the three months ended March 31, 2015 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2014	$335,197	$208,038	$543,235
Purchases	444,218	12,999	457,217
Principal payments	(5,233)	(5,878)	(11,111)
Net (amortization) accretion	(1,286)	69	(1,217)
Change in net unrealized gain	4,851	1,037	5,888
Balance as of March 31, 2015	$777,747	$216,265	$994,012

Our CMBS portfolio increased approximately 83% during the first quarter of 2015 primarily due to purchases of Agency CMBS, the majority of which are recently issued securities backed by loans on multi-family properties. These securities had a weighted average purchase price near par and a weighted average yield of 2.49% for the first quarter of 2015. In the current low yield environment, these bonds offer us compelling risk-adjusted returns because they have limited prepayment risk, limited extension risk, stable cash flow, and lower spread risk. The non-Agency CMBS purchased during the three months ended March 31, 2015 was for one investment near its par value of $13.0 million.

The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of March 31, 2015 by year of origination:

	March 31, 2015
CMBS by year of origination:	Par Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
Prior to 2000	$55,658	$47,803	38
2001 to 2005	27,783	29,676	56
2006 to 2008	42,818	45,268	34
2009 to 2012	271,424	283,422	50
2013 to 2014	110,209	110,557	57
2015	449,950	449,986	130
	$957,842	$966,712	87

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The geographic diversification of the collateral underlying our non-Agency CMBS has not changed significantly since December 31, 2014.

CMBS IO

The majority of our CMBS IO investments are collateralized primarily by fixed rate mortgage loans. Agency CMBS IO are exclusively collateralized by multifamily properties and non-Agency CMBS IO are secured by income producing properties such as office, retail, and hotel. Both types of CMBS IO have some form of prepayment protection (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Our CMBS IO investments are investment grade-rated with the majority rated 'AAA' by at least one of the nationally recognized statistical ratings organizations.

Activity related to our CMBS IO for the three months ended March 31, 2015 is as follows:

($ in thousands)	Agency CMBS IO (1)	Non-Agency CMBS IO (1)	Total
Balance as of December 31, 2014	$438,737	$325,119	$763,856
Purchases	31,471	36,003	67,474
Sales	(28,312)	(12,637)	(40,949)
Net premium amortization	(18,775)	(11,556)	(30,331)
Change in net unrealized gain	1,072	3,067	4,139
Balance as of March 31, 2015	$424,193	$339,996	$764,189

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

The underlying notional balances of our Agency and non-Agency CMBS IO portfolios were $10.4 billion and $9.1 billion, respectively, as of March 31, 2015 compared to $10.5 billion and $7.9 billion, respectively, as of December 31, 2014.

The following table presents the notional value, amortized cost, and weighted average months to estimated maturity of our CMBS IO investments as of March 31, 2015 by year of origination:

	March 31, 2015
CMBS IO by year of origination:	Notional Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
2010	$410,688	$22,048	61
2011	2,815,518	58,884	71
2012	3,692,284	173,018	77
2013	7,722,189	180,385	94
2014	4,349,400	266,687	108
2015	540,810	41,016	116
	$19,530,889	$742,038	93

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The geographic diversification of the collateral underlying our non-Agency CMBS IO has not changed significantly since December 31, 2014.

Derivative Assets and Liabilities

Our derivative assets and liabilities consist of interest rate swap agreements and Eurodollar futures, which we use to hedge our earnings and book value exposure to fluctuations in interest rates. Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk by shorting contracts at various points of the LIBOR curve. We use both pay-fixed and receive-fixed interest rate swaps to manage our overall hedge position. As of March 31, 2015, the weighted average notional amount of interest rate derivatives that will be effective for future periods are shown in the following table:

Effective Period	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted Average Rate (1)	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted Average Rate (1)	Eurodollar Futures	Eurodollar Futures Weighted-Average Rate (1)
($ in thousands)
Remainder of 2015	$1,059,873	1.64%	$275,000	1.99%	$505,818	0.87%
Effective 2016	1,255,628	1.63%	275,000	1.99%	1,292,691	1.67%
Effective 2017	1,148,178	1.70%	275,000	1.99%	1,113,767	2.99%
Effective 2018	1,075,000	1.75%	275,000	1.99%	681,027	3.74%
Effective 2019	867,041	1.82%	199,863	2.01%	487,055	4.00%
Effective 2020	446,079	1.93%	25,000	2.71%	194,604	4.56%
Effective 2021	380,000	1.95%	25,000	2.71%	—	—%
Effective 2022	308,082	1.99%	25,000	2.71%	—	—%
Effective 2023	187,534	1.92%	25,000	2.71%	—	—%
Effective 2024	180,000	1.91%	17,896	2.71%	—	—%
Effective 2025	9,315	1.93%	—	—%	—	—%

(1)	Weighted average rate is based on the weighted average notional outstanding.

Because we increased our repurchase agreement borrowings to finance our investment purchases during the first quarter of 2015, the Company added interest rate swaps with a combined notional amount of $815.0 million and a weighted average pay-fixed rate of 1.88%, of which $425.0 million are forward-starting. The Company also terminated $205.0 million of interest rate swaps with a weighted average pay-fixed rate of 2.14%, resulting in a realized loss of ($5.7) million. Subsequent to March 31, 2015, we terminated Eurodollar futures included in the table above with a combined notional amount of $2.0 billion and a weighted average rate of 0.93%, realizing a cumulative loss of ($168) which will be recognized within "loss on derivative instruments, net" on our comprehensive income statement for the three and six months ended June 30, 2015. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q as well as "Loss on Derivative Instruments, Net" within "Results of Operations" contained within this Part 1, Item 2 for additional information related to our derivative assets and liabilities.

Repurchase Agreements

Our repurchase agreement borrowings increased a net $172.7 million from December 31, 2014 to March 31, 2015 in order to partially finance our MBS purchases of $583.1 million during the first quarter of 2015. Approximately $197.4 million of the MBS purchases were pending settlement for which we had a corresponding payable of $196.5 million as of March 31, 2015. The combined weighted average original term to maturity for the Company’s repurchase agreements was 116 days as of March 31, 2015 compared to 144 days as of December 31, 2014. Given the favorable financing environment during the first quarter of 2015, we rolled a substantial portion of our repurchase agreements that matured during the quarter to repurchase agreements with 30-90 day maturities versus original maturities of 91-180 days.

The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$86,993	$45,237	$40,451	$73,553	$8,133	$7,279
AA	60,383	60,383	52,835	65,937	65,937	57,619
A	31,108	31,108	25,374	30,828	30,828	25,384
Below A/Not Rated	37,781	31,031	24,447	37,720	35,318	24,613
	$216,265	$167,759	$143,107	$208,038	$140,216	$114,895

Non-Agency CMBS IO:
AAA	$318,480	$312,522	$264,025	$321,154	$311,184	$263,510
AA	18,640	10,361	8,804	1,057	1,057	1,005
Below A/Not Rated	2,876	2,876	2,428	2,908	2,908	2,467
	$339,996	$325,759	$275,257	$325,119	$315,149	$266,982

Non-Agency RMBS:
Below A/Not Rated	$76,642	$72,524	$59,396	$22,448	$21,787	$17,594
	$76,642	$72,524	$59,396	$22,448	$21,787	$17,594

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q as well as "Interest Expense, Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Part 1, Item 2 for additional information relating to our repurchase agreements.

RESULTS OF OPERATIONS

This section of our Quarterly Report on Form 10-Q includes non-GAAP financial measures which exclude certain GAAP items. Please read the section "Non-GAAP Financial Measures" contained at the end of this section for additional important information.

Comprehensive income to common shareholders for the three months ended March 31, 2015 decreased $15.2 million compared to the three months ended March 31, 2014, primarily as a result of a net decrease in the fair value of our derivative instruments of $13.3 million. In addition, interest income for the three months ended March 31, 2015 decreased $3.5 million compared to the same period in 2014, primarily as a result of a smaller investment portfolio earning lower average effective yields. These unfavorable decreases were partially offset by a decrease in interest expense from our repurchase agreement borrowings of $0.9 million and lower net periodic interest costs of derivative instruments of $1.3 million. The discussions that follow provide more information on these items as well as others on the consolidated statements of comprehensive income.

Interest Income and Asset Yields

Interest income includes gross interest earned from the coupon rate on the securities, effects of premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items. The following table presents information regarding interest income earned and effective yield on our MBS by collateral type for the periods indicated:

	Three Months Ended
	March 31,
	2015			2014
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency	$10,438	$2,138,106	1.84%	$11,895	$2,636,227	1.84%
Non-Agency	367	39,076	3.77%	508	15,588	6.64%
	10,805	2,177,182	1.88%	12,403	2,651,815	1.87%

CMBS:
Agency	3,596	418,796	3.30%	2,870	318,023	3.52%
Non-Agency	2,311	204,212	4.51%	5,043	361,391	5.56%
	5,907	623,008	3.70%	7,913	679,414	4.61%

CMBS IO:
Agency	3,872	422,150	3.77%	4,828	452,099	4.25%
Non-Agency	3,143	320,476	3.90%	1,758	162,957	4.12%
	7,015	742,626	3.83%	6,586	615,056	4.21%

Total MBS portfolio:	$23,727	$3,542,816	2.61%	$26,902	$3,946,285	2.71%
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

The following table presents the estimated impact of changes in average balances and average yields on interest income for the periods indicated:

	Three Months Ended
	March 31, 2015 vs. March 31, 2014
		Due to Change in
($ in thousands)	Increase (Decrease)	Average Balance (1)	Effective Yield
RMBS	$(1,598)	$(2,042)	$444
CMBS	(2,006)	(1,303)	(703)
CMBS IO	429	1,279	(850)
Total	$(3,175)	$(2,066)	$(1,109)
(1) Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

Interest income for the three months ended March 31, 2015 decreased compared to the same period in 2014 because of the decline in the average balance of our portfolio and the lower weighted average effective yield overall. Over the past twelve months, we received $424.1 million of principal payments and sold $147.0 million of Agency RMBS. Substantially all of the proceeds received from payments and sales were invested in CMBS and CMBS IO where we have seen better risk adjusted returns over the last twelve months.

Our Agency CMBS average balance was higher during the first quarter of 2015 compared to the same period in 2014, because we made purchases of Agency CMBS of $444.2 million during the first quarter of 2015. Because these purchases were primarily recently issued securities, they were acquired at close to their par values and have yields similar to their stated coupons. The lower average yields on the securities purchased during the first quarter of 2015 lowered our weighted average effective yield on Agency CMBS for the first quarter of 2015 to 3.30% from 3.52% for the same period in 2014. In addition, $196.1 million of our Agency CMBS purchases during the first quarter of 2015 had not settled as of the end of the reporting period and therefore had no impact on our interest income for the first quarter of 2015. Our non-Agency CMBS average balance decreased since the first quarter of 2014 due to the sale of certain securities during the second half of 2014, which we sold to reduce our exposure to the risk of credit spreads widening on those assets. The non-Agency CMBS investments we purchased have been newer issue securities and/or floating rate securities which were acquired at or near their par values. The lower yield on our purchases and the non-Agency CMBS sales lowered our weighted average effective yield on this portion of our portfolio for the first quarter of 2015 to 4.51% from 5.56% for the same period in 2014.

Similarly, purchases of CMBS IO since the first quarter of 2014 have generally been at lower yields than the CMBS IO yield as of March 31, 2014 resulting in a decline in the overall weighted average effective yield to 3.83% for the first quarter of 2015 from 4.21% for the comparative period in 2014. Over the past twelve months, we have purchased $187.2 million in non-Agency CMBS IO, increasing our average balance and interest income for that portion of the portfolio for the first quarter of 2015 compared to the same period in 2014. Although our purchases of Agency CMBS IO have outpaced our sales over the past twelve months, our average balance has decreased due to the premium amortization.

The following table presents information regarding net premium amortization by collateral type for the periods indicated:

	Three Months Ended
	March 31, 2015
	2015		2014
($ in thousands)	Net Premium Amortization	Average Balance of Unamortized Premium, Net	Net Premium Amortization	Average Balance of Unamortized Premium, Net
RMBS	$5,077	$110,644	$7,990	$146,137
CMBS	1,215	9,770	708	1,421
CMBS IO	$30,735	742,626	23,598	615,056
	$37,027	$863,040	$32,296	$762,614

Interest Expense, Cost of Funds, and Effective Borrowing Cost

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2015	2014
Interest expense on repurchase agreement borrowings	$4,288	$5,323
Amortization of de-designated cash flow hedges (1)	1,057	2,288
Non-recourse collateralized financing and other interest expense	26	22
Total interest expense	$5,371	$7,633

Average balance of repurchase agreements	$3,101,133	$3,497,167
Average balance of non-recourse collateralized financing	10,650	12,722
Average balance of borrowings	$3,111,783	$3,509,889
Cost of funds	0.69%	0.87%
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

The following table presents the estimated impact of changes in the average balance of repurchase agreement borrowings and average borrowing rates on the decrease in interest expense for the comparative periods presented:

	Three Months Ended
	March 31, 2015 vs. March 31, 2014
		Due to Change in
($ in thousands)	Decrease in Interest Expense	Average Balance	Average Borrowing Rate
Repurchase agreements	$(1,035)	$(603)	$(432)

Our average balances of repurchase agreement borrowings were lower for the three months ended March 31, 2015 compared to the same period in 2014 due to the lower average balance of our investment portfolio for the three months ended March 31, 2015 versus the same period in 2014. Our repurchase agreement borrowing rates were also lower for three months ended March 31, 2015 compared to the same period in 2014 because of the tighter spread environment, the continuing low interest rate environment, and the ample liquidity in the financing markets that has increased competition among our repurchase agreement counterparties relative to the same period in 2014.

Because we use derivative instruments as economic hedges of our interest rate risk exposure, management considers net periodic interest costs from effective derivative instruments to be an additional cost of financing investments. As such, management utilizes a non-GAAP financial measure "effective borrowing cost" which includes the net periodic interest costs of our effective derivative instruments excluded from GAAP interest expense. The table below presents a reconciliation of GAAP interest expense and cost of funds to our effective borrowing cost and rate for the periods indicated:

	Three Months Ended
	March 31,
	2015		2014
($ in thousands)	Amount	Rate	Amount	Rate
GAAP interest expense/cost of funds	$5,371	0.69%	$7,633	0.87%
Amortization of de-designated cash flow hedges (1)	(1,057)	(0.14)%	(2,288)	(0.26)%
Net periodic interest costs of derivative instruments	862	0.11%	2,211	0.25%
Effective borrowing cost/rate	$5,176	0.66%	$7,556	0.86%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP and is related to the amortization of the balance in accumulated other comprehensive loss as of June 30, 2013 related to the derivatives for which we discontinued cash flow hedge accounting.

Our net periodic interest costs of derivative instruments were lower for the three months ended March 31, 2015, because we held a lower net average notional balance at a lower net pay-fixed rate compared to the same period in 2014. In addition, as discussed above, our average borrowings were lower for the first quarter of 2015 versus the same period in 2014 and had lower interest costs.

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

	Three Months Ended
	March 31,
	2015		2014
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$24,099	2.62%	$27,640	2.74%
GAAP interest expense	5,371	0.69%	7,633	0.87%
Net interest income/spread	18,728	1.93%	20,007	1.87%
Amortization of de-designated cash flow hedges (1)	1,057	0.14%	2,288	0.26%
Net periodic interest costs of derivative instruments	(862)	(0.11)%	(2,211)	(0.25)%
Adjusted net interest income/spread	$18,923	1.96%	$20,084	1.88%

Average interest earning assets (2)	$3,577,644		$4,002,555
Average balance of borrowings (3)	$3,111,783		$3,509,889

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

Net interest income and adjusted net interest income for the three months ended March 31, 2015 decreased compared to the same period in 2014 due to the lower average balance of interest-earnings assets that were also earning lower weighted average effective yields. Net interest spread and adjusted net interest spread for the three months ended March 31, 2015, however, increased relative to the same period in 2014, because the decrease in our cost of funds and effective borrowing rate more than offset the lower weighted average effective yield.

Loss on Derivative Instruments, Net

The following table provides information on the components of our "loss on derivative instruments, net" for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2015			2014
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value	Total	Net Periodic Interest Costs	Change in Fair Value	Total
Interest rate swap-payers	$(2,058)	$(11,305)	$(13,363)	$(2,211)	$(6,797)	$(9,008)
Interest rate swap-receivers	1,196	3,332	4,528	—	—	—
Eurodollar futures	—	(16,488)	(16,488)	—	(4,414)	(4,414)
Loss on derivative instruments, net	$(862)	$(24,461)	$(25,323)	$(2,211)	$(11,211)	$(13,422)

For the three months ended March 31, 2015, $(5.7) million of the $(24.5) million change in fair value represents realized losses from our termination of interest rate swaps with a combined notional amount of $205.0 million and a weighted average pay-fixed rate of 2.14%.

Loss on derivative instruments, net for the three months ended March 31, 2015 increased by $11.9 million compared to the same period in 2014, principally as a result of the shifts in the yield curve during the first quarter of 2015.

Gain (Loss) on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk profile and as we allocate capital to preferred investment opportunities. The following tables provide information related to our gain (loss) on sale of investments, net for the periods indicated:

	Three Months Ended
	March 31,
	2015		2014
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$60,666	$(321)	$56,801	$(3,526)
Agency CMBS IO	28,312	1,474	326	19
Non-Agency CMBS IO	12,637	155	—	—
Non-Agency CMBS	—	—	5,978	200
	$101,615	$1,308	$63,105	$(3,307)

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2015 compared to $4.1 million for the three months ended March 31, 2014. Compensation and benefits expenses decreased due to lower bonus expenses while other general and administrative expenses increased primarily due to increased legal expenses.

Non-GAAP Financial Measures

In addition to our operating results presented in accordance with GAAP, this Quarterly Report on Form 10-Q contains certain non-GAAP financial measures. Management presents certain of this information because net income (loss) includes material fair value adjustments on our derivatives but does not include corresponding fair value adjustments on investments. In addition, net interest income and net interest spread exclude the net periodic costs of our derivative instruments. Management believes these non-GAAP measures coupled with the GAAP measures more clearly explain our performance from period to period. Management uses these measures in its internal analysis of financial and operating performance and believes that it provides better transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers even though peer companies may present its non-GAAP measures on a different basis than we do. Because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported on the consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, our presentation of core net operating income, effective borrowing cost and rate, adjusted net interest income, and adjusted net interest spread may not be comparable to other similarly-titled measures of other companies.

Schedules reconciling effective borrowing cost, adjusted net interest income, and adjusted net interest spread to their related GAAP financial measures are provided within "Results of Operations" within Part 1, Item 2 of this Quarterly Report on Form 10-Q. The following table presents a reconciliation of our GAAP net income (loss) to our core net operating income for the periods presented:

	Three Months Ended
	March 31,
($ in thousands, except per share amounts)	2015	2014
GAAP net loss to common shareholders	$(11,766)	$(3,028)
Amortization of de-designated cash flow hedges (1)	1,057	2,288
Change in fair value of derivative instruments, net	24,461	11,211
(Gain) loss on sale of investments, net	(1,308)	3,307
Fair value adjustments, net	(39)	(32)
Core net operating income to common shareholders	$12,405	$13,746

Core net operating income per common share	$0.23	$0.25
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements, monthly principal and interest payments we receive on our investments, unencumbered Agency MBS, and unencumbered cash. Additional sources may also include proceeds from the sale of investments, unencumbered non-Agency MBS, equity offerings, issuances of collateralized financings, and payments received from counterparties from interest rate swap agreements. We use our liquidity to fund our investment purchases and other operating costs, to pay down borrowings, to make payments to counterparties as required under interest rate swap agreements, and to pay dividends on our common stock.

Our available liquid assets as of March 31, 2015 were $182.5 million compared to $215.8 million as of December 31, 2014. As of March 31, 2015, our liquid assets consisted of unrestricted cash and cash equivalents of $38.5 million and unencumbered Agency MBS of $144.0 million, which we may pledge to lenders and derivative counterparties if we experience a margin call (discussed further below). In addition, we may pledge unencumbered non-Agency MBS to lenders as collateral for margin calls, but we consider these assets to be less liquid than Agency MBS because they are less likely to be accepted as collateral by lenders during periods of market stress. Our unencumbered non-Agency MBS was $66.9 million as of March 31, 2015.

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

On an enterprise-wide basis, our total liabilities increased to 5.7 times shareholders' equity as of March 31, 2015 from 5.1 times as of December 31, 2014 due to our use of repurchase agreement borrowings to partially finance investment purchases during the first quarter of 2015. Excluding the payable for unsettled securities, our ratio of total liabilities to shareholders' equity would have been 5.4 times shareholders' equity. At this time, we do not expect our leverage to increase significantly for the remainder of 2015.

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

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2015	$3,185,843	$3,101,133	$3,239,247
December 31, 2014	3,013,110	3,043,298	3,137,204
September 30, 2014	3,150,254	3,352,599	3,469,491
June 30, 2014	3,447,050	3,454,884	3,496,521
March 31, 2014	3,485,544	3,497,167	3,580,997

Our leverage increased during the first quarter of 2015 as we used repurchase agreement borrowings to partially finance investment opportunities we identified within the Agency CMBS and non-Agency RMBS market.

We manage the maturities of our repurchase agreements based on market conditions. The weighted average original term to maturity for our repurchase agreement borrowings was 116 days as of March 31, 2015 compared to 144 days as of December 31, 2014. We have recently begun to extend our maturities further into 2015 and 2016 as we seek to lock-in lower borrowing rates. We expect borrowing rates to increase as repurchase agreement availability is reduced due to regulatory constraints on our lenders and on financial institutions that provide funding and liquidity to our lenders.

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of March 31, 2015, we had repurchase agreement borrowings outstanding with 20 of our 33 available repurchase agreement counterparties at a weighted average borrowing rate of 0.56% compared to0.55% as of December 31, 2014. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for Agency and non-Agency MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Agency MBS	6.6%	6.8%	6.8%	6.6%	6.9%
Non-Agency MBS	15.9%	16.0%	16.9%	18.5%	19.8%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the repurchase agreement counterparty in excess of the repurchase agreement amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of March 31, 2015 and as of December 31, 2014:

	March 31, 2015
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$295,238	$49,889
JP Morgan Securities, LLC	315,210	49,018
South Street Financial Corporation	566,534	35,362
Credit Suisse Securities LLC	143,563	22,698
ING	256,991	17,127
Remaining counterparties	1,608,307	118,204
	$3,185,843	$292,298

	December 31, 2014
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$286,574	$53,949
JP Morgan Securities, LLC	289,931	48,484
South Street Financial Corporation	608,000	36,483
Bank of America Securities LLC	181,593	15,711
Credit Suisse Securities LLC	103,078	13,258
Remaining counterparties	1,543,934	93,603
	$3,013,110	$261,488

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of March 31, 2015:

($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,938,159	$2,131,415
Asia	693,481	734,553
Europe	554,203	612,173
	$3,185,843	$3,478,141

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

Derivatives

Our interest rate derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of March 31, 2015, we had Agency MBS with a fair value of $3.6 million and cash of $67.0 million posted as credit support under these agreements.

Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Our estimated NOL carryfoward available as of December 31, 2014 is approximately $90.0 million. This balance reflects the $26.4 million of the NOL that we expect to utilize for the 2014 tax year and an adjustment to the NOL balance for amendment to prior years' returns.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of March 31, 2015:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$3,187,932	$3,187,932	$—	$—	$—
Non-recourse collateralized financing (2)	10,365	2,713	3,651	2,086	1,915
Operating lease obligations	984	99	202	208	475
Total	$3,199,281	$3,190,744	$3,853	$2,294	$2,390
(1) Includes estimated interest payments calculated using interest rates in effect as of March 31, 2015.
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

Other Matters

As of March 31, 2015, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations;

•	Monetary policy and regulatory initiatives of the Federal Reserve (including the FOMC) and other financial regulators;

•
Our financing strategy including our target leverage ratios and anticipated trends in financing costs, and our hedging strategy including changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our use of and restrictions on using our tax NOL carryfoward;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses, including related to the Company's repurchase agreements and derivative instruments;

•	The status of regulatory rule-making or review processes and the status of reform efforts and other business developments in the repurchase agreement financing market;

•	Market, industry and economic trends, how these trends and related economic data may impact the behavior of market participants and financial regulators; and

•	Interest rates.

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, particularly those set forth under and incorporated by reference into Part II, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•	actual or anticipated changes in Federal Reserve monetary policy;

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

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects our results to interest rate risk primarily from the mismatch between interest-rate reset dates (or maturity) of our assets and the maturity of our liabilities. Borrowing costs on our liabilities are generally based on prevailing market rates and reset more frequently than interest rates on our assets. During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedge instruments at the time, as well as the magnitude and the duration of the increase in interest rates. In addition, our adjustable rate assets may have limits or caps on the amount that an interest rate may reset while our liabilities do not have rate reset caps. Changes in interest rates, particularly rapid changes, may also negatively impact the market value of our investments which reduces our book value. In addition to the information set forth in the tables below, see "Market Value Risk" below for further discussion of the risks to the market value of our investments.

While having interest rate risk is a basic tenet of our investment strategy, we attempt to manage our exposure to changes in interest rates by investing in instruments that have short maturities/interest reset dates, entering into hedging transactions (such as interest rate swaps and Eurodollar futures) and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors. Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years. Our portfolio duration may drift outside of our target range at various times due to changes in market conditions, changes in actual or expected prepayment rates on our investments, changes in interest rates, changes in credit spreads, and activity in our investment portfolio. In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of March 31, 2015 based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at March 31, 2015, and because we believe it is unlikely that absolute rates will move lower from rates at March 31, 2015, the only declining rate scenario that we present is a downward shift of 25 basis points. In order to include the impact of changes in interest rates on our effective derivative instruments, we are presenting the percentage change in adjusted net interest income because net interest income does not include the variable interest we either receive or pay for our interest rate swap agreements which are based on certain LIBOR rates.

The "percentage change in adjusted net interest income" includes the impact of changes in expected prepayment speeds on our investments and assumes that net proceeds received from pay downs on the portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of March 31, 2015 and at yields consistent with those as of that date adjusted for the parallel shift in the rates below. Changes in types of investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in adjusted net interest income
+100	(0.58)%	(13.90)%
+50	(0.23)%	(6.09)%
-25	0.07%	1.82%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. The table below shows the projected change in market value of our investment portfolio net of hedges for changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of March 31, 2015.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in market value
0	+25	(0.01)%
+10	+50	(0.04)%
+10	+75	(0.11)%
+25	+75	(0.09)%
+25	+0	0.04%
+50	+0	0.07%
-10	-50	(0.06)%

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of March 31, 2015:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.4% to 10.0%	87.5%	1.0%	2.2%
>10.0% to 11.0%	8.8%	2.0%	18.0%
>11.0% to 12.1%	3.7%	5.0%	79.8%
	100.0%		100.0%

Market Value Risk

Market value risk generally represents the risk of loss in value of our investment securities and derivatives due to fluctuations in interest rates, prepayment rates, credit spreads, and other factors. Securities in our investment portfolio and derivative instruments are reflected at their estimated fair value on our consolidated balance sheet. Changes in the fair value of our derivative instruments are recorded within "net income" on our consolidated statement of comprehensive income while changes in the fair value of our investments are recorded within "other comprehensive income" on our consolidated statement of comprehensive income. As demonstrated in the tables above in the discussion of interest rate risk, in a rising interest rate environment, the fair value of our securities tends to decrease; conversely, in a decreasing interest rate environment, the fair value of our securities tends to increase. The fair value of our securities will also fluctuate due to changes in credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, actual or expected credit performance, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we may not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.

Fluctuations in credit spreads typically vary based on the type of investments. Though market conditions and technical factors such as FOMC monetary policy may impact Agency MBS credit spreads, they will generally have less volatility than non-Agency MBS. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of March 31, 2015:

Basis Point Change in Market Credit Spreads	Percentage change in market value of investments
+50	(1.9)%
+25	(1.0)%
-25	1.0%
-50	2.0%

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

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$27,953	2.74%	$31,428	2.75%	$33,582	2.93%	$39,627	3.00%
13-24 MTR	3,774	5.01%	4,985	4.27%	5,229	4.05%	5,237	4.05%
25-60 MTR	33,845	3.39%	36,502	3.41%	38,807	3.42%	42,460	3.44%
> 60 MTR	38,789	2.97%	40,729	2.98%	43,059	2.99%	45,028	3.00%
Fixed rate	(9)	2.50%	(9)	2.51%	(10)	2.50%	(10)	2.51%
Total premium, net	$104,352	3.08%	$113,635	3.09%	$120,667	3.14%	$132,342	3.16%
Par balance	$1,942,332		$2,086,807		$2,200,149		$2,360,799
Premium, net as a % of par value	5.4%		5.4%		5.5%		5.6%

Loans underlying our RMBS do not have any specific prepayment protection whereas loans underlying our CMBS and CMBS IO securities generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay; however, the amount of the prepayment penalty required to be paid may decline over time, and as loans age, interest rates decline, or market values of collateral supporting the loans increase, prepayment penalties may lessen as an economic disincentive to the borrower. Generally, our experience has been that prepayment lock-out and yield maintenance provisions result in stable prepayment performance from period to period. There are no prepayment protections, however, if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Historically, we have experienced low default rates on loans underlying CMBS and CMBS IO.

Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities would be particularly acute without these prepayment protection provisions. Prepayment protection and compensation provisions on Agency securities generally, but not always, differ by the issuer of the security, (i.e. Freddie Mac, Fannie Mae, or Ginnie Mae). The majority of our Agency CMBS IO are issued by Freddie Mac, and Agency CMBS IO issued by Freddie Mac generally have initial prepayment lock-outs followed by a defeasance period which on average extends to within six months of the stated maturities of the underlying loans. The following table details the fair value of our CMBS IO portfolio by issuer as of the end of the periods indicated:

($ in thousands)	March 31, 2015	December 31, 2014
Fannie Mae	$27,889	$28,765
Freddie Mac	396,304	408,698
Ginnie Mae	—	1,274
Non-Agency CMBS IO	339,996	325,119
	$764,189	$763,856

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

The following table presents information on our non-Agency MBS by credit rating as of March 31, 2015:

	March 31, 2015
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$86,993	$318,480	$—	$405,473	64.1%
AA	60,383	18,640	—	79,023	12.5%
A	31,108	—	—	31,108	4.9%
Below A or not rated	37,781	2,876	76,642	117,299	18.5%
	$216,265	$339,996	$76,642	$632,903	100.0%

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

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part 1, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2015 for the legal proceeding discussed in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
January 1, 2015 - January 31, 2015	5,261	$8.39	—	$50,000
February 1, 2015 - February 28, 2015	30,350	$8.32	—	50,000
March 1, 2015 - March 31, 2015	46,442	$8.21	16,140	49,868
Total	82,053	$8.26	16,140	$49,868
(1) A portion of these shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the $50 million repurchase plan authorized by the Company's Board of Directors.

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statements of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 11, 2015	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	May 11, 2015	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)