Form 10-Q
period 2015-06-30
DYNEX CAPITAL INC
filed 2015-08-10
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Yes           ☐           No           ☒

On August 4, 2015, the registrant had 53,476,309 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.	FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $3,797,011 and $3,265,979, respectively)	$3,852,883	$3,516,239
Mortgage loans held for investment, net	29,858	39,700
Investment in limited partnership	10,733	4,000
Cash and cash equivalents	56,463	43,944
Restricted cash	57,880	42,263
Derivative assets	20,804	5,727
Receivable for securities sold	96,168	—
Principal receivable on investments	10,584	7,420
Accrued interest receivable	21,315	21,157
Other assets, net	12,354	7,861
Total assets	$4,169,042	$3,688,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,402,964	$3,013,110
FHLB advances	108,076	—
Payable for unsettled mortgage-backed securities	4,014	—
Non-recourse collateralized financing	8,788	10,786
Derivative liabilities	48,240	35,898
Accrued interest payable	2,067	1,947
Accrued dividends payable	14,878	15,622
Other liabilities	4,762	3,646
Total liabilities	3,593,789	3,081,009

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 54,084,611 and 54,739,111 shares issued and outstanding, respectively	541	547
Additional paid-in capital	758,230	763,935
Accumulated other comprehensive income	4,691	21,316
Accumulated deficit	(297,867)	(288,154)
Total shareholders' equity	575,253	607,302
Total liabilities and shareholders’ equity	$4,169,042	$3,688,311

See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Mortgage-backed securities	$24,196	$26,995	$47,923	$53,897
Mortgage loans held for investment, net	331	723	703	1,462
	24,527	27,718	48,626	55,359
Interest expense:
Repurchase agreements and FHLB advances	5,506	6,548	10,852	14,159
Non-recourse collateralized financing	36	24	61	46
	5,542	6,572	10,913	14,205

Net interest income	18,985	21,146	37,713	41,154
Gain (loss) on derivative instruments, net	17,090	(23,074)	(8,233)	(36,496)
Loss on sale of investments, net	(1,491)	(477)	(183)	(3,784)
Fair value adjustments, net	20	88	59	119
Equity in income of limited partnership	711	—	733	—
Other (expense) income, net	(99)	137	(88)	212
General and administrative expenses:
Compensation and benefits	(2,351)	(2,329)	(4,467)	(4,881)
Other general and administrative	(2,403)	(1,490)	(4,544)	(3,057)
Net income (loss)	30,462	(5,999)	20,990	(6,733)
Preferred stock dividends	(2,294)	(2,294)	(4,588)	(4,588)
Net income (loss) to common shareholders	$28,168	$(8,293)	$16,402	$(11,321)

Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale investments	$(42,027)	$33,114	$(18,722)	$57,080
Reclassification adjustment for loss on sale of investments, net	1,491	477	183	3,784
Reclassification adjustment for de-designated cash flow hedges	857	1,608	1,914	3,896
Total other comprehensive (loss) income	(39,679)	35,199	(16,625)	64,760
Comprehensive (loss) income to common shareholders	$(11,511)	$26,906	$(223)	$53,439

Weighted average common shares-basic and diluted	54,574	54,711	54,687	54,669
Net income (loss) per common share-basic and diluted	$0.52	$(0.15)	$0.30	$(0.21)
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of December 31, 2014	$109,658	$547	$763,935	$21,316	$(288,154)	$607,302
Stock issuance	—	—	78	—	—	78
Granting and vesting of restricted stock	—	3	1,472	—	—	1,475
Amortization of stock issuance costs	—	—	(19)	—	—	(19)
Common stock repurchased	—	(8)	(6,680)	—	—	(6,688)
Adjustments for tax withholding on share-based compensation	—	(1)	(556)	—	—	(557)
Net income	—	—	—	—	20,990	20,990
Dividends on preferred stock	—	—	—	—	(4,588)	(4,588)
Dividends on common stock	—	—	—	—	(26,115)	(26,115)
Other comprehensive loss	—	—	—	(16,625)	—	(16,625)
Balance as of June 30, 2015	$109,658	$541	$758,230	$4,691	$(297,867)	$575,253
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income (loss)	$20,990	$(6,733)
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(158)	(774)
Increase (decrease) in accrued interest payable	120	(778)
Loss on derivative instruments, net	8,233	36,496
Loss on sale of investments, net	183	3,784
Fair value adjustments, net	(59)	(119)
Amortization of investment premiums, net	74,737	66,650
Other amortization and depreciation, net	2,847	5,055
Stock-based compensation expense	1,475	1,355
Other operating activities	18	598
Net cash and cash equivalents provided by operating activities	108,386	105,534
Investing activities:
Purchase of investments	(1,000,070)	(298,699)
Principal payments received on investments	236,598	253,263
Proceeds from sales of investments	233,238	95,932
Principal payments received on mortgage loans held for investment, net	9,825	2,889
Payment to acquire interest in limited partnership	(6,000)	—
Net payments on derivatives not designated as hedges	(10,968)	(5,951)
Other investing activities	(135)	(5)
Net cash and cash equivalents (used in) provided by investing activities	(537,512)	47,429
Financing activities:
Borrowings under (repayments of) repurchase agreements and FHLB advances, net	497,930	(133,912)
Principal payments on non-recourse collateralized financing	(2,035)	(858)
Increase in restricted cash	(15,617)	(17,362)
Proceeds from issuance of common stock, net of issuance costs	59	107
Cash paid for repurchases of common stock	(6,688)	—
Payments related to tax withholding for share-based compensation	(557)	(505)
Dividends paid	(31,447)	(32,926)
Net cash and cash equivalents provided by (used in) financing activities	441,645	(185,456)

Net increase (decrease) in cash and cash equivalents	12,519	(32,493)
Cash and cash equivalents at beginning of period	43,944	69,330
Cash and cash equivalents at end of period	$56,463	$36,837
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$8,842	$10,861
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2015. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with Accounting Standards Codification ("ASC") Topic 740. The Company records these liabilities, if any, to the extent they are deemed more likely than not to have been incurred.

Net Income (Loss) Per Common Share

The Company did not have any potentially dilutive securities outstanding during the three or six months ended June 30, 2015 or June 30, 2014.

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

Mortgage-Backed Securities

The Company designates its investments in MBS as available-for-sale ("AFS"). All of the Company’s MBS are recorded at fair value on the consolidated balance sheet. Changes in unrealized gain (loss) on the Company's MBS are reported in other comprehensive income ("OCI") until each security is collected, disposed of, or determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income ("AOCI") into net income as a realized "gain (loss) on sale of investments, net" using the specific identification method.

The Company’s MBS pledged as collateral against repurchase agreements and derivative instruments are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or "IO", securities) and their contractual terms.  Premiums and discounts on Agency MBS as well as any non-Agency MBS rated 'AA' and higher at the time of purchase are amortized into interest income over the expected life of such securities using the effective yield method and adjustments to premium amortization are made for actual cash payments as well as changes in projected future cash payments. The Company's projections of future cash payments are based on input and analysis received from external sources and internal models, and includes assumptions about the amount and timing of credit losses, loan prepayment rates, fluctuations in interest rates, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

The Company holds certain non-Agency MBS that had credit ratings of less than 'AA' at the time of purchase or were not rated by any of the nationally recognized credit rating agencies. A portion of these non-Agency MBS were purchased at

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

discounts to their par value, which management does not believe to be substantial. The discount is accreted into income over the security's expected life, which reflects management's estimate of the security's projected cash flows. Future changes in the timing of projected cash flows or differences arising between projected cash flows and actual cash flows received may result in a prospective change in the effective yield on those securities.

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

Mortgage Loans Held for Investment, Net

The Company originated or purchased mortgage loans from 1992 through 1998, and these mortgage loans are reported at amortized cost. A portion of these loans is pledged as collateral to support the repayment of one remaining class of a securitization financing bond issued by the Company in 2002. The associated securitization financing bond is treated as debt of the Company and is presented as "non-recourse collateralized financing" on the consolidated balance sheet. Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture. An allowance has been established for currently existing and probable losses on the Company's mortgage loans held for investment.

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

Derivative Instruments

The Company's derivative instruments, which currently include interest rate swaps and Eurodollar futures, are accounted for at fair value and recognized accordingly as either derivative assets or derivative liabilities on the Company's consolidated balance sheet. All periodic interest costs and changes in fair value, including gains and losses recognized upon termination, associated with derivative instruments are recorded in "gain (loss) on derivative instruments, net" on the Company's consolidated statement of comprehensive income. Please refer to Note 5 for additional information regarding the Company's accounting for its derivative instruments.

Although MBS have characteristics that meet the definition of a derivative instrument, ASC Topic 815 specifically excludes these instruments from its scope because they are accounted for as debt securities under ASC Topic 320.

Share-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan ("SIP"), the Company may grant share-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units. The Company's restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders' equity. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company's restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock.

Contingencies

In the normal course of business, there are various lawsuits, claims, and other contingencies pending against the Company. On a quarterly basis, the Company evaluates whether to establish provisions for estimated losses from those matters in accordance with ASC Topic 450, which states that a liability is recognized for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. If the contingent loss (or an additional loss in excess of any accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed. As of June 30, 2015, the Company does not have any contingencies for which it believes a probable loss has been incurred.

Recent Accounting Pronouncements

The Company does not believe there are any recently issued accounting pronouncements which will have a material effect on the Company's financial condition or results of operations upon their effective date.

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral to cover initial and variation margins for the Company's repurchase agreements, Federal Home Loan Bank ("FHLB") advances, and derivative instruments. The following tables provide detail by type of investment for the Company’s MBS designated as AFS as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	June 30, 2015
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,741,996	$90,244	$1,832,240	$7,703	$(16,671)	$1,823,272	3.05%
Non-Agency	73,896	(62)	73,834	136	(88)	73,882	3.55%
	1,815,892	90,182	1,906,074	7,839	(16,759)	1,897,154
CMBS:
Agency	952,322	16,331	968,653	13,749	(15,499)	966,903	3.45%
Non-Agency	214,220	(8,384)	205,836	6,521	(422)	211,935	4.22%
	1,166,542	7,947	1,174,489	20,270	(15,921)	1,178,838
CMBS IO (2):
Agency	—	426,897	426,897	9,258	(494)	435,661	0.72%
Non-Agency	—	338,247	338,247	3,888	(905)	341,230	0.61%
	—	765,144	765,144	13,146	(1,399)	776,891

Total AFS securities:	$2,982,434	$863,273	$3,845,707	$41,255	$(34,079)	$3,852,883

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $11,198,955 and $9,572,727, respectively, as of June 30, 2015.

	December 31, 2014
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,086,807	$113,635	$2,200,442	$8,473	$(22,215)	$2,186,700	3.09%
Non-Agency	22,432	(17)	22,415	107	(74)	22,448	3.83%
	2,109,239	113,618	2,222,857	8,580	(22,289)	2,209,148
CMBS:
Agency	301,943	18,042	319,985	15,288	(76)	335,197	5.21%
Non-Agency	210,358	(8,520)	201,838	6,679	(479)	208,038	4.33%
	512,301	9,522	521,823	21,967	(555)	543,235
CMBS IO (2):
Agency	—	426,564	426,564	12,252	(79)	438,737	0.80%
Non-Agency	—	319,280	319,280	6,069	(230)	325,119	0.72%
	—	745,844	745,844	18,321	(309)	763,856

Total AFS securities:	$2,621,540	$868,984	$3,490,524	$48,868	$(23,153)	$3,516,239

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The Company's sale proceeds including MBS sales pending settlement as of June 30, 2015 were $226,884 and $329,406 for three and six months ended June 30, 2015, respectively, and $36,133 and $95,932 for the three and six months ended June 30, 2014, respectively. The following table presents the gross realized gains (losses) of those sales included in "gain (loss) on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014
Gross realized gains on sales of MBS	$1,361	$471	$3,134	$690
Gross realized losses on sales of MBS	(2,852)	(948)	(3,317)	(4,474)
Loss on sale of investments, net	$(1,491)	$(477)	$(183)	$(3,784)

The following table presents certain information for those Agency MBS in an unrealized loss position as of the dates indicated:

	June 30, 2015			December 31, 2014
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,052,413	$(17,343)	68	$322,741	$(879)	24
Non-Agency MBS	212,569	(1,349)	39	111,778	(625)	24

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$886,126	$(15,321)	73	$1,321,323	$(21,491)	113
Non-Agency MBS	1,348	(66)	5	18,037	(159)	5

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2015 and December 31, 2014 were temporary.

The Company also reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of June 30, 2015 or December 31, 2014.

NOTE 3 – REPURCHASE AGREEMENTS

The Company finances its purchases of investments primarily using repurchase agreements which bear interest at a floating rate based on a spread to London Interbank Offered Rate ("LIBOR").The Company’s repurchase agreement borrowings outstanding as of June 30, 2015 and December 31, 2014 are summarized in the table below by the fair value and type of securities pledged as collateral:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	June 30, 2015
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,786,642	0.40%	$1,856,421
Non-Agency RMBS	57,775	1.61%	69,906
Agency CMBS	740,454	0.36%	807,758
Non-Agency CMBS	168,920	1.04%	194,021
Agency CMBS IO	360,837	0.94%	420,519
Non-Agency CMBS IO	280,125	1.06%	332,530
Securitization financing bond	8,211	1.54%	8,999
	$3,402,964	0.56%	$3,690,154

	December 31, 2014
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,977,338	0.39%	$2,064,704
Non-Agency RMBS	17,594	1.57%	21,787
Agency CMBS	253,857	0.36%	291,103
Non-Agency CMBS	114,895	1.15%	140,216
Agency CMBS IOs	372,609	0.92%	430,638
Non-Agency CMBS IOs	266,983	1.04%	315,149
Securitization financing bond	9,834	1.51%	11,000
	$3,013,110	0.55%	$3,274,597

As of June 30, 2015, the weighted average remaining term to maturity of our repurchase agreements was 27 days. The following table provides a summary of the original term to maturity of our repurchase agreements as of June 30, 2015 and December 31, 2014:

Original Term to Maturity	June 30, 2015	December 31, 2014
Less than 30 days	$127,899	$250,635
30 to 90 days	2,437,689	617,399
91 to 180 days	388,951	904,830
181 to 364 days	335,570	1,030,569
1 year or longer	112,855	209,677
	$3,402,964	$3,013,110

As of June 30, 2015, shareholders' equity at risk did not exceed 10% for any of the Company's counterparties. The Company had $271,576 of its repurchase agreement balance as of June 30, 2015 outstanding under a term repurchase facility with Wells Fargo Bank National Association. This facility has an aggregate maximum borrowing capacity of $300,000 and is scheduled to mature on August 6, 2016, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of June 30, 2015 was 1.04%.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

As of June 30, 2015, the Company had repurchase agreement amounts outstanding with 21 of its 32 available repurchase agreement counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in compliance with all covenants as of June 30, 2015.

Please see Note 6 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 4 – FHLB ADVANCES

On May 19, 2015, the Company’s wholly owned subsidiary, Mackinaw Insurance Company, LLC ("Mackinaw") was approved for membership in the FHLB of Indianapolis ("FHLBI"). As a member of the FHLBI, Mackinaw has access to a variety of products and services offered by the FHLB system, including short-term secured advances. The Company accounts for FHLB advances as short-term borrowings collateralized by Agency MBS. FHLB advances are carried at their amortized cost, which approximates their fair value due to their short-term nature. As of June 30, 2015, Mackinaw had $108,076 in outstanding advances with a borrowing rate of 0.22% and Agency MBS with a fair value of $113,991 pledged as collateral. The Company's maximum borrowing capacity with the FHLB was $575,000 as of June 30, 2015. As of June 30, 2015, the Company's FHLB advances were all due within 30 days.

As a condition to membership in the FHLBI, the Company is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of FHLB advances. As of June 30, 2015, the Company had stock in the FHLBI totaling $4,864, which is included in "other assets, net" on its consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value and only to the FHLBI.

NOTE 5 – DERIVATIVES

     The Company utilizes derivative instruments to economically hedge a portion of its exposure to market risks, primarily interest rate risk. The Company primarily uses pay-fixed interest rate swaps and Eurodollar contracts to hedge its exposure to changes in interest rates and uses receive-fixed interest rate swaps to offset a portion of its pay-fixed interest rate swaps in order to manage its overall hedge position. The objective of the Company's risk management strategy is to mitigate declines in book value resulting from fluctuations in the fair value of the Company's assets from changing interest rates and to protect some portion of the Company's earnings from rising interest rates. Please refer to Note 1 for information related to the Company's accounting policy for its derivative instruments.

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

	June 30, 2015
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$20,804	$1,305,000	$(4,249)	$885,000
Eurodollar futures (1)	—	—	(43,991)	14,000,000
Total	$20,804	$1,305,000	$(48,240)	$14,885,000

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

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2015 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $1,300,000 as of June 30, 2015 or as of December 31, 2014.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of June 30, 2015:

Remaining Maturity	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted-Average Rate	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted-Average Rate
37-48 months	$345,000	1.13%	$—	—%
49-60 months	835,000	1.77%	300,000	1.24%
61-72 months	—	—%	—	—%
73-84 months	75,000	1.77%	—	—%
85-96 months	125,000	1.98%	—	—%
97-108 months	—	—%	—	—%
109-120 months	485,000	2.96%	25,000	2.71%

The table above contains forward-starting interest rate swaps with a combined notional value of $800,000 and a weighted average pay-fixed rate of 2.38% which will not be effective until 2016.

The following table summarizes the volume of activity related to derivative instruments for the period indicated:

For the six months ended June 30, 2015:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$275,000	$50,000	$—	$325,000
Pay-fixed interest rate swaps	650,000	1,735,000	(520,000)	1,865,000
Eurodollar futures	16,600,000	—	(2,600,000)	14,000,000
	$17,525,000	$1,785,000	$(3,120,000)	$16,190,000

The table below provides detail of the Company's "gain (loss) on derivative instruments, net" by type of interest rate derivative for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2015	2014	2015	2014
Receive-fixed interest rate swaps	$(1,746)	$—	$2,782	$—
Pay-fixed interest rate swaps	16,263	(11,694)	2,900	(20,702)
Eurodollar futures	2,573	(11,380)	(13,915)	(15,794)
Gain (loss) on derivative instruments, net	$17,090	$(23,074)	$(8,233)	$(36,496)

There is a net unrealized loss of $663 remaining in AOCI on the Company's consolidated balance sheet as of June 30, 2015 which represents the activity related to these interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company estimates the portion of existing net unrealized loss on discontinued cash flow hedges expected to be reclassified to net income within the next 12 months is $1,491.

Many of the Company's interest rate swaps were entered into under bilateral agreements which contain various covenants related to the Company’s credit risk. Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not yet been accelerated by the lender, or is declared in default of any of its covenants with any counterparty, then the Company could also be declared in default under the bilateral agreement. Additionally, these agreements allow those counterparties to require settlement of its outstanding derivative transactions if the Company fails to earn net income excluding derivative gains and losses greater than one dollar as measured on a rolling two quarter basis. These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations. The Company was in compliance with all covenants under bilateral agreements on June 30, 2015.
Please see Note 6 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 6 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2015 and December 31, 2014:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2015:
Derivative assets	$20,804	$—	$20,804	$(2,848)	$(17,956)	$—

December 31, 2014:
Derivative assets	$5,727	$—	$5,727	$(1,073)	$(4,521)	$133

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2015:
Derivative liabilities	$48,240	$—	$48,240	$(4,249)	$(43,991)	$—
Repurchase agreements	3,402,964	—	3,402,964	(3,402,964)	—	—
	$3,451,204	$—	$3,451,204	$(3,407,213)	$(43,991)	$—

December 31, 2014:
Derivative liabilities	$35,898	$—	$35,898	$(2,494)	$(32,994)	$410
Repurchase agreements	3,013,110	—	3,013,110	(3,013,110)	—	—
	$3,049,008	$—	$3,049,008	$(3,015,604)	$(32,994)	$410

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	June 30, 2015
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,852,883	$—	$3,813,929	$38,954
Derivative assets	20,804	—	20,804	—
Total assets carried at fair value	$3,873,687	$—	$3,834,733	$38,954
Liabilities:
Derivative liabilities	$48,240	$43,991	$4,249	$—
Total liabilities carried at fair value	$48,240	$43,991	$4,249	$—

	December 31, 2014
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,516,239	$—	$3,472,282	$43,957
Derivative assets	5,727	—	5,727	—
Total assets carried at fair value	$3,521,966	$—	$3,478,009	$43,957
Liabilities:
Derivative liabilities	$35,898	$32,896	$3,002	$—
Total liabilities carried at fair value	$35,898	$32,896	$3,002	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2015 or December 31, 2014.

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of June 30, 2015:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.0%	35.0%	9.1%
Non-Agency RMBS	10 CPR	1.0%	20.0%	6.5%

(1)	Data presented are weighted averages.

The activity of the instruments measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of December 31, 2014	$42,033	$1,924	$43,957
Unrealized loss included in OCI	(108)	(10)	(118)
Principal payments	(4,942)	(130)	(5,072)
Accretion	187	—	187
Balance as of June 30, 2015	$37,170	$1,784	$38,954

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2015		December 31, 2014
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,852,883	$3,852,883	$3,516,239	$3,516,239
Mortgage loans held for investment, net(1)	29,858	25,460	39,700	35,024
Derivative assets	20,804	20,804	5,727	5,727
Liabilities:
Repurchase agreements (2)	$3,402,964	$3,402,964	$3,013,110	$3,013,110
FHLB advances (2)	108,076	108,076	—	—
Non-recourse collateralized financing (1)	8,788	8,442	10,786	10,366
Derivative liabilities	48,240	48,240	35,898	35,898

(1)
The Company determines the fair value of its mortgage loans held for investment, net and its non-recourse collateralized financing using internally developed cash flow models with inputs similar to those used to estimate fair value of the Company's Level 3 non-Agency MBS.

(2)	The carrying value of repurchase agreements and FHLB advances generally approximates fair value due to their short term maturities.

NOTE 8 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Preferred Stock and 2,250,000 shares of its 7.625% Series B Preferred Stock issued and outstanding as of June 30, 2015 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation,

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the second quarter on July 15, 2015 to shareholders of record as of July 1, 2015.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	Six Months Ended
	June 30,
	2015	2014
Balance as of beginning of period	54,739,111	54,310,484
Common stock issued under DRIP	9,688	6,543
Common stock issued under stock and incentive plans	263,829	471,210
Common stock forfeited for tax withholding on share-based compensation	(67,296)	(59,150)
Common stock repurchased during the period	(860,721)	—
Balance as of end of period	54,084,611	54,729,087

The Company had 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of June 30, 2015.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,440,457 shares remaining for issuance as of June 30, 2015. The Company declared a second quarter common stock dividend of $0.24 per share payable on July 31, 2015 to shareholders of record as of July 6, 2015. There was no discount for shares purchased through the DRIP during the second quarter of 2015.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2016, approximately $43,311 remains available for repurchase at the Company's option as of June 30, 2015.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 999,096 available for issuance as of June 30, 2015. Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2015 was $782 and $1,475, respectively, compared to $683 and $1,355, respectively, for the three and six months ended June 30, 2014.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (1)	2015	2014 (1)
Restricted stock outstanding as of beginning of period	696,819	723,964	731,809	520,987
Restricted stock granted	32,555	29,175	263,829	457,538
Restricted stock vested	(32,777)	(17,916)	(299,041)	(243,302)
Restricted stock outstanding as of end of period	696,597	735,223	696,597	735,223

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

(1) Amounts shown for the three and six months ended June 30, 2014 have been adjusted from amounts previously disclosed to correct computational errors relating to vesting terms on grants made in the first quarter of 2013.

The combined grant date fair value of the restricted stock issued by the Company for the three and six months ended June 30, 2015 was $250 and $2,167, respectively, compared to $250 and $3,703, respectively, for the three and six months ended June 30, 2014. As of June 30, 2015, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $4,987 which will be recognized over a weighted average period of 2.0 years.

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

CMBS. Our Agency and non-Agency CMBS are collateralized by first mortgage loans and are primarily fixed-rate securities but also include securities with rates that reset monthly based on an index rate, such as LIBOR. Loans underlying CMBS generally are geographically diverse, are fixed-rate, mature in ten to twelve years and have amortization terms of up to 30 years. The majority of the loans collateralizing our CMBS are secured by multifamily properties. Typically these loans have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay.

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

Highlights of the Second Quarter and First Six Months of 2015 and Outlook for Third Quarter of 2015

Comprehensive loss to common shareholders was $(11.5) million, or $(0.21) per common share, for the second quarter of 2015, and our book value declined $0.43 to $8.53 per common share as of June 30, 2015. Comprehensive loss to common shareholders and the decline in book value per common share were impacted primarily by spread widening in hybrid ARMs and increasing interest rates during the second quarter, particularly in the 5-10 year part of the yield curve, which caused our net unrealized gain on MBS, a component of accumulated other comprehensive income ("AOCI"), to decline $40.5 million. This decline was partially offset by an increase of $18.9 million in the fair value of our derivative instruments, which consist of interest rate swaps and Eurodollar futures and are intended to hedge against our book value and net interest income exposure to changing interest rates. Net income to common shareholders, which includes changes in fair value of derivative instruments but does not include changes in unrealized gain (loss) on MBS, increased to $28.2 million, or $0.52 per common share for the second quarter of 2015 compared to a net loss to common shareholders of $(11.8) million for the first quarter of 2015.

Core net operating income, a non-GAAP measure which excludes changes in unrealized gain (loss) of MBS and derivative instruments as well as certain other items, was $11.6 million, or $0.21 per common share, for the second quarter of 2015. Core net operating income declined from $0.23 per common share in the first quarter of 2015 due to an increase in premium amortization on Agency RMBS of $1.8 million, or $0.03 per common share, from faster prepayment speeds as well as an increase in net periodic interest costs related to hedging activity and an increase in operating expenses during the second quarter of $0.5 million, or $0.01 per common share. Partially offsetting the additional Agency RMBS premium amortization was an increase of approximately $0.7 million, or $0.01 per common share, in net prepayment compensation on CMBS and CMBS IO received during the quarter. Actual prepayment speeds on the Company's Agency RMBS as measured by constant prepayment rate, or CPR, were 16.7% during the second quarter of 2015 versus 12.4% during the first quarter of 2015 as the decline in interest rates in the first quarter of 2015 led to faster prepayment speeds in the second quarter.

For the six months ended June 30, 2015, comprehensive loss to common shareholders was $(0.2) million and book value per common share declined $0.49, or 5%. For the first six months of 2015, the two-year U.S. Treasury rate had a high of 0.73% and a low of 0.41%, and the ten-year U. S. Treasury rate had a high of 2.48% and a low of 1.64%. The high degree of volatility in U.S. interest rates was driven by general economic uncertainty and global interest rates, particularly in the Eurozone and was also accompanied by widening in spreads in both Agency and non-Agency MBS. The combination of these two factors caused declines during the six months ended June 30, 2015 in both our MBS prices (a net unrealized loss of $18.5 million) and derivative instruments (a net change in fair value of $5.6 million), negatively impacting our comprehensive income and more than offsetting the net interest income earned on our investments. Core net operating income during the six months ended June 30, 2015 declined to $24.0 million, or $0.44 per common share, compared to $27.9 million, or $0.51 per common share, for the six months ended June 30, 2014. The decline was driven largely by lower net interest income from a smaller earning asset base and higher general and administrative expenses.

Overall leverage increased to 6.2 times total shareholders’ equity as of June 30, 2015 from 5.0 times as of December 31, 2014 and 5.7 times as of March 31, 2015. This increase in leverage is due to an increase in our repurchase agreement borrowings and lower total shareholders' equity. Our repurchase agreement borrowings increased in order to finance investment purchases during the first six months of 2015. Our total shareholder's equity declined primarily because the decline in net unrealized gain on MBS, which resulted from increases in interest rates and spread widening across our portfolio, lowered our AOCI from December 31, 2014 to June 30, 2015. Additionally, additional paid-in capital declined as a result of share repurchases during the first six months of the year.

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

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Effective yield:
RMBS	1.82%	1.88%	1.87%	1.82%	1.85%
CMBS	3.38%	3.70%	4.09%	4.45%	4.66%
CMBS IO	3.86%	3.83%	3.94%	4.14%	4.21%
All other investments	4.24%	4.13%	4.68%	5.16%	5.17%
Total effective yield	2.63%	2.62%	2.64%	2.73%	2.79%
Cost of funds	(0.66)%	(0.69)%	(0.72)%	(0.70)%	(0.75)%
GAAP net interest spread	1.97%	1.93%	1.92%	2.03%	2.04%

Total effective yield (from above)	2.63%	2.62%	2.64%	2.73%	2.79%
Effective borrowing rate (1)	(0.77)%	(0.66)%	(0.67)%	(0.80)%	(0.87)%
Adjusted net interest spread (1)	1.86%	1.96%	1.97%	1.93%	1.92%

(1)
Represents a non-GAAP financial measure. Please refer to the discussion regarding the use of non-GAAP financial measures and to the corresponding reconciliations of GAAP to non-GAAP financial measures provided in "Results of Operations" within this Item 2.

As we move into the second half of 2015, the Federal Reserve Open Market Committee (the "FOMC") is likely to begin monetary policy tightening as it begins to move the targeted Federal Funds Rate higher from its current range of 0.0-0.25%. Currently, the market is pricing in four increases of 0.25% in the Federal Funds rate through 2016 and over six 0.25% increases through 2017. We believe global market conditions, including the economic slowdown in China and weakness in Japan and the Eurozone, will ultimately impact the ability of the FOMC to raise rates and should keep longer term rates in the U.S. low for the foreseeable future. We continue to maintain a positive duration gap (i.e., we are more sensitive to an increase in interest rates than a decrease in interest rates) in the expectation that global economic conditions may limit the number of interest rate increases by the FOMC. Our duration gap as currently positioned exposes us to a steeper yield curve from long-term rates rising faster than short-term rates. Reducing our duration gap, however, would expose us to risk from a sudden downward movement in interest rates, an event which we deem has a reasonable probability of occurring given the weakness in global economic conditions.

As we have noted before, if the FOMC raises the Federal Funds Rate in 2015, we expect our borrowing costs to rise and our net interest income and net interest spread to decline. A decline in our net interest income could result in a reduction of our common stock dividend depending, among other things, on the outlook for future increases in the Federal Funds rate.

From an investment point of view, we continue to focus on multifamily Agency CMBS, Agency and non-Agency CMBS IO as well as selectively investing in RMBS with an anticipated focus on re-performing and non-performing loan securitizations ("RPL/NPL securities"). We currently see less value in hybrid ARMs given the lack of supply which has increased prices and reduced available yields on this investment. From a financing point of view, with our wholly owned captive insurance subsidiary becoming a member of the FHLB system this quarter, we expect that we will expand our business with the FHLBI as a potential source of stable and lower cost financing for our high credit-quality investments. We also expect to expand our business in the next several quarters with private, direct providers of repurchase agreement financing. These providers are generally seeking to lend against high credit-quality collateral such as Agency MBS.

Trends and Recent Market Impacts

There are a number of key macroeconomic factors, conditions, and prospective trends that may impact our business. Factors, conditions, and trends that had significant developments during the first six months of 2015 are discussed below.

Interest rates remained volatile during the second quarter of 2015, more than reversing all of the declines that occurred in the first quarter of 2015. After rallying during the first quarter from 2.17% to 1.92%, the 10-year U.S. Treasury sold-off in the second quarter from 1.92% to 2.35%. During the second quarter of 2015, the difference between the 2-year U.S. Treasury and the 10-year U.S. Treasury, increased from 136 basis points to 170 basis points. Generally, a steeper yield curve as measured by the difference between the yield on the 2-year U.S. Treasury bonds versus the 10-year U.S. Treasury bonds suggests positive economic activity and market concerns about the potential risks of inflation. As noted above, market participants anticipate that the FOMC will begin to raise the Federal Funds Rate later this year. While the U.S. is showing positive signs of economic growth, other large and important economies around the world are experiencing weak growth and central banks in these economies are generally easing monetary conditions. The impact on longer term rates in the U.S. from the FOMC activity is unknown at this time and interest rates are likely to remain volatile for the foreseeable future.

Regulatory impacts on financial institutions, many of which are our trading and financing counterparties, continue to pose a threat in our view to the overall liquidity in the capital markets. In particular, higher capital requirements under U.S. banking regulations adopted in 2013 and 2014 and the Dodd-Frank Wall Street Reform and Consumer Protection Act’s limitations on the proprietary trading activities of large U.S. financial institutions could result in reduced liquidity in times of market stress.  While the Federal Reserve continues to reinvest principal payments received on its Agency RMBS portfolio, it is unlikely that this activity will provide enough liquidity to the market in times of stress, which could result in volatile asset prices.  Further, the impact on market liquidity from the FOMC actions noted above are unknown given the reduced market liquidity.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2015.

FINANCIAL CONDITION

The following table presents our assets (net of associated financing in the case of investments) as a percentage of our shareholders' equity as of the dates indicated:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
RMBS	26%	27%	35%	35%	37%
CMBS	28%	34%	29%	25%	26%
CMBS IO	23%	24%	20%	17%	21%
Other investments (1)	4%	4%	3%	3%	4%
Other, net (2)	19%	11%	13%	20%	12%
	100%	100%	100%	100%	100%
(1) Other investments include mortgage loans held for investment, net and investment in limited partnership.
(2) Other, net consists of derivative assets and liabilities and non-investment assets and liabilities.

RMBS

Our RMBS are collateralized substantially by ARMs and hybrid ARMs. Activity related to our RMBS for the six months ended June 30, 2015 is as follows:

($ in thousands)	Agency RMBS	Non-Agency RMBS	Total
Balance as of December 31, 2014	$2,186,700	22,448	$2,209,148
Purchases	—	67,693	67,693
Principal payments	(198,268)	(16,297)	(214,565)
Sales	(158,566)	—	(158,566)
Net (amortization) accretion	(11,368)	23	(11,345)
Change in net unrealized loss	4,774	15	4,789
Balance as of June 30, 2015	$1,823,272	$73,882	$1,897,154

Our investment in RMBS as of June 30, 2015 has decreased since December 31, 2014 as principal payments and sales have outpaced purchases. Sales of Agency RMBS have consisted of certain lower yielding Agency ARMs that were at or near their interest rate reset periods and would have reset to lower coupon interest rates given the expected rates over the near term. We significantly increased our non-Agency RMBS portfolio by purchasing senior tranches of non-performing loan securities with short durations ranging between one and two years. Though not rated, these investments have substantial credit enhancement within the securitization structure, and we believe that they offer an attractive return profile with relatively stable cash flows. These non-Agency RMBS were purchased at or near par and had a weighted average yield of 3.56% for the six months ended June 30, 2015.

As of June 30, 2015, approximately 97% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR, which was 0.77% as of June 30, 2015. The following table presents the reset margin and weighted average coupon (“WAC”) by weighted average months to reset ("MTR") for the variable-rate portion of our Agency RMBS portfolio based on par value as of the dates indicated:

	June 30, 2015			December 31, 2014
($ in thousands)	Par Value	Reset Margin	WAC	Par Value	Reset Margin	WAC
0-12 MTR	$351,767	1.81%	2.69%	$486,638	1.77%	2.75%
13-36 MTR	341,722	1.80%	3.63%	286,741	1.84%	3.87%
37-60 MTR	211,399	1.79%	3.07%	399,643	1.79%	3.22%
61-84 MTR	495,840	1.79%	3.21%	268,864	1.80%	3.54%
85-120 MTR	325,008	1.62%	2.60%	627,772	1.69%	2.75%
ARMs and Hybrid ARMs	1,725,736	1.76%	3.06%	2,069,658	1.77%	3.10%
Fixed	16,260		2.50%	17,149		2.51%
Total	$1,741,996		3.05%	$2,086,807		3.09%

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

Activity related to our CMBS for the six months ended June 30, 2015 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2014	$335,197	$208,038	$543,235
Purchases	767,276	12,999	780,275
Principal payments	(16,060)	(9,137)	(25,197)
Sales	(99,709)	—	(99,709)
Net (amortization) accretion	(2,839)	135	(2,704)
Change in net unrealized gain	(16,962)	(100)	(17,062)
Balance as of June 30, 2015	966,903	211,935	1,178,838

Our CMBS portfolio has more than doubled since December 31, 2014 primarily due to our purchases of recently issued Agency CMBS, which are generally backed by loans on multi-family properties. In the current low yield environment, we believe these bonds offer more compelling risk-adjusted returns given their limited prepayment and extension risks when compared to RMBS, stable cash flow profile, and lower spread risk.

The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of June 30, 2015 by year of origination:

	June 30, 2015
CMBS by year of origination:	Par Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
2000 and prior	$51,106	$43,169	37
2001 to 2005	24,863	26,592	57
2006 to 2008	42,651	44,855	31
2009 to 2012	267,533	278,661	47
2013 to 2014	110,799	111,194	54
2015	669,590	670,018	126
	$1,166,542	$1,174,489	92

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

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

Activity related to our CMBS IO for the six months ended June 30, 2015 is as follows:

($ in thousands)	Agency CMBS IO (1)	Non-Agency CMBS IO (1)	Total
Balance as of December 31, 2014	$438,737	$325,119	$763,856
Purchases	65,598	85,651	151,249
Sales	(27,911)	(43,402)	(71,313)
Net premium amortization	(37,354)	(23,281)	(60,635)
Change in net unrealized gain	(3,409)	(2,857)	(6,266)
Balance as of June 30, 2015	$435,661	$341,230	$776,891

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

The underlying notional balances of our Agency and non-Agency CMBS IO portfolios were $11.2 billion and $9.6 billion, respectively, as of June 30, 2015 compared to $10.5 billion and $7.9 billion, respectively, as of December 31, 2014. The following table presents the notional value, amortized cost, and weighted average months to estimated maturity of our CMBS IO investments as of June 30, 2015 by year of origination:

	June 30, 2015
CMBS IO by year of origination:	Notional Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
2010	$407,016	$20,782	58
2011	2,787,589	55,386	68
2012	3,477,282	147,222	73
2013	7,613,864	168,384	92
2014	4,208,947	250,617	105
2015	2,276,984	122,753	113
	$20,771,682	$765,144	93

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS IO by the top 5 states as of June 30, 2015:

	June 30, 2015
($ in thousands)	Market Value of Collateral	Percentage
California	$100,587	13.1%
Texas	95,098	12.4%
New York	72,089	9.4%
Florida	64,097	8.4%
Maryland	42,574	5.6%
Remaining states (not exceeding 5.0% individually)	391,546	51.1%
	$765,991	100.0%

Derivative Assets and Liabilities

Our derivative assets and liabilities consist of interest rate swap agreements and Eurodollar futures, which we use to hedge our earnings and book value exposure to fluctuations in interest rates. Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk by shorting contracts at various points of the LIBOR curve. We use both pay-fixed and receive-fixed interest rate swaps to manage our overall hedge position. As of June 30, 2015, the weighted average notional amount of interest rate derivatives that will be effective for future periods are shown in the following table:

Effective Period	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted Average Rate (1)	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted Average Rate (1)	Eurodollar Futures	Eurodollar Futures Weighted-Average Rate (1)
($ in thousands)
Remainder of 2015	$1,065,000	1.59%	$324,728	1.95%	$—	—%
Effective 2016	1,472,104	1.65%	325,000	1.95%	1,026,298	1.83%
Effective 2017	1,378,178	1.72%	325,000	1.95%	1,113,767	2.99%
Effective 2018	1,305,000	1.76%	325,000	1.95%	681,027	3.74%
Effective 2019	1,164,027	1.81%	249,863	1.96%	487,055	4.00%
Effective 2020	768,975	2.20%	50,000	2.29%	194,604	4.56%
Effective 2021	685,000	2.45%	25,000	2.71%	—	—%
Effective 2022	613,082	2.53%	25,000	2.71%	—	—%
Effective 2023	492,534	2.63%	25,000	2.71%	—	—%
Effective 2024	485,000	2.64%	17,896	2.71%	—	—%
Effective 2025	137,671	2.80%	—	—%	—	—%

(1)	Weighted average rate is based on the weighted average notional outstanding.

During the six months ended June 30, 2015, we added pay-fixed interest rate swaps with a notional of $1.6 billion, net of terminated instruments, at a net weighted average pay-fixed rate of 2.08%, of which $800.0 million are forward-starting. We also added receive-fixed interest rate swaps with a notional of $50.0 million at weighted average receive-fixed rate of 1.75% during the same period. In addition, we terminated $2.6 billion of Eurodollar futures with a weighted average rate of 0.96%. Subsequent to June 30, 2015, we terminated Eurodollar futures effective in 2016 and 2017 and added $1.3 billion in 18-month forward-starting interest rate swaps, which become effective in April 2016 and have a pay-fixed weighted average rate of 1.22%. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q as well as "Loss on Derivative Instruments, Net" within "Results of Operations" contained within this Part 1, Item 2 for additional information related to our derivative assets and liabilities.

Repurchase Agreements

Our repurchase agreement borrowings increased a net $389.9 million from December 31, 2014 to June 30, 2015 in order to finance our MBS purchases, net of principal payments, of $759.5 million since December 31, 2014. The combined weighted average original term to maturity for our repurchase agreements was 88 days as of June 30, 2015 which is 56 days shorter than at December 31, 2014. In the second quarter of 2015, the cost of longer maturity borrowings increased as our lenders anticipated the Federal Reserve would soon increase the Federal Funds rate, which would have resulted in an increase in the cost of our repurchase agreements. As such, we rolled our longer term borrowings at maturity into shorter term borrowings in order to minimize costs during the quarter.

The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$90,297	$79,450	$71,012	$73,553	$8,133	$7,279
AA	53,314	53,314	47,586	65,937	65,937	57,619
A	50,537	50,537	41,726	30,828	30,828	25,384
Below A/Not Rated	17,787	10,720	8,596	37,720	35,318	24,613
	$211,935	$194,021	$168,920	$208,038	$140,216	$114,895

Non-Agency CMBS IO:
AAA	$303,429	$303,419	$255,470	$321,154	$311,184	$263,510
AA	35,051	26,361	22,329	1,057	1,057	1,005
Below A/Not Rated	2,750	2,750	2,326	2,908	2,908	2,467
	$341,230	$332,530	$280,125	$325,119	$315,149	$266,982

Non-Agency RMBS:
Below A/Not Rated	$73,882	$69,906	$57,775	$22,448	$21,787	$17,594
	$73,882	$69,906	$57,775	$22,448	$21,787	$17,594

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q as well as "Interest Expense, Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Part 1, Item 2 for additional information relating to our borrowings.

RESULTS OF OPERATIONS

The discussions that follow provide information on certain items on our consolidated statements of comprehensive income (loss) and include non-GAAP financial measures which management uses in its internal analysis of financial and operating performance. Please read the section "Non-GAAP Financial Measures" contained at the end of this section for additional important information.

Interest Income and Asset Yields

Interest income includes gross interest earned from the coupon rate on the securities, effects of premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items. The following tables present information regarding interest income earned and effective yield on our MBS by collateral type for the periods indicated:

	Three Months Ended
	June 30,
	2015			2014
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency	$7,932	$1,978,302	1.75%	$11,137	$2,508,651	1.83%
Non-Agency	687	75,436	3.63%	166	14,664	4.48%
	8,619	2,053,738	1.82%	11,303	2,523,315	1.85%

CMBS:
Agency	5,772	705,410	3.07%	3,211	331,274	3.62%
Non-Agency	2,312	207,530	4.46%	5,114	364,961	5.59%
	8,084	912,940	3.38%	8,325	696,235	4.66%

CMBS IO:
Agency	4,169	418,476	3.83%	5,103	450,087	4.28%
Non-Agency	3,324	331,801	3.89%	2,264	220,115	4.06%
	7,493	750,277	3.86%	7,367	670,202	4.21%

Total MBS portfolio:	$24,196	$3,716,955	2.62%	$26,995	$3,889,752	2.76%

	Six Months Ended
	June 30,
	2015			2014
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency	$18,370	$2,057,763	1.79%	$23,032	$2,572,087	1.82%
Non-Agency	1,054	57,357	3.67%	674	15,123	6.70%
	19,424	2,115,120	1.85%	23,706	2,587,210	1.85%

CMBS:
Agency	9,368	562,895	3.21%	6,081	324,685	3.63%
Non-Agency	4,623	205,880	4.48%	10,157	363,186	5.58%
	13,991	768,775	3.55%	16,238	687,871	4.66%

CMBS IO:
Agency	8,041	420,303	3.81%	9,932	451,088	4.31%
Non-Agency	6,467	326,170	3.92%	4,021	191,694	4.12%
	14,508	746,473	3.86%	13,953	642,782	4.25%

Total MBS portfolio:	$47,923	$3,630,368	2.62%	$53,897	$3,917,863	2.74%
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

The following tables present the estimated impact of changes in average balances and average yields on interest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2015 vs. June 30, 2014			June 30, 2015 vs. June 30, 2014
		Due to Change in			Due to Change in
($ in thousands)	Increase (Decrease)	Average Balance	Effective Yield	Increase (Decrease)	Average Balance	Effective Yield
RMBS	$(2,684)	$(2,188)	$(496)	$(4,282)	$(4,406)	$124
CMBS	(241)	2,510	(2,752)	(2,247)	1,865	(4,112)
CMBS IO	126	829	(703)	555	2,159	(1,604)
Total	$(2,799)	$1,151	$(3,951)	$(5,974)	$(382)	$(5,592)

Interest income from RMBS decreased $2.7 million for the second quarter of 2015 compared to the second quarter of 2014 primarily because of the decline in the average balance of RMBS as a result of reinvesting the majority of the principal payments and sale proceeds from Agency RMBS into CMBS and CMBS IO. In addition, interest income from RMBS decreased because additional amortization expense as a result of higher prepayment speeds during the second quarter of 2015 had an unfavorable impact of $1.0 million, or 5 basis points of effective yield, compared to an unfavorable impact of $0.6 million, or 2 basis points of effective yield, during the second quarter of 2014.

A larger percentage of our total interest income for the second quarter of 2015 resulted from CMBS and CMBS IO compared to the second quarter of 2014 because of the shift in our investment mix toward higher concentrations of CMBS and CMBS IO. These investments have limited prepayment risk, limited extension risk, stable cash flow, and lower spread risk, offering us better risk-adjusted returns given the lower yield and volatile investment environment we have been experiencing for an extended period of time. With respect to CMBS, interest income is lower for second quarter of 2015 compared to the second quarter of 2014 because our CMBS portfolio composition shifted toward Agency product and away from non-Agency product as well as declines in the yield for both Agency and non-Agency CMBS. The decline in the Agency CMBS yield is primarily related to the Agency

CMBS we purchased since June 30, 2014, which have yields lower than the average yield on Agency CMBS at June 30, 2014. The recently purchased Agency CMBS were acquired when rates and spreads were at lower levels than those existing when the investments existing at June 30, 2014 were acquired, which resulted in the lower yields on the more recently acquired securities. The decrease in the non-Agency CMBS yield is primarily related to the sale of certain securities during the second half of 2014, which we sold to reduce our exposure to the risk of credit spreads widening on those assets. With respect to CMBS IO, the impact of a larger average balance only slightly outweighed the impact of a lower effective yield, resulting in an increase in interest income of $0.1 million for second quarter of 2015 compared to second quarter of 2014. Effective yields for CMBS IO were lower for the second quarter of 2015 compared to the second quarter of 2014 because the yields on the CMBS IO purchased since June 30, 2014 were lower than the portfolio average yield as of June 30, 2014.

Interest income from RMBS decreased $4.3 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily because of the decline in average balance as noted above for the quarterly comparison.

Interest income from CMBS decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily because of lower effective yields as higher yielding non-Agency CMBS sold in the second half of 2014 were replaced by purchases of lower yielding Agency CMBS primarily in the first half of 2015. As mentioned above, the effective yield for the total CMBS portfolio was impacted by the shift in the composition of the CMBS portfolio toward Agency product and away from non-Agency product.

Interest income from CMBS IO increased for the six months ended June 30, 2015 compared to the same period in 2014 primarily because of an increase of $103.7 million in the average balance outstanding. Partially offsetting the benefit of a larger average balance, the effective yield for CMBS IO was approximately 39 basis points lower for the six months ended June 30, 2015 compared to the same period in 2014. Similar to its quarterly comparison above, effective yields for CMBS IO were lower for the six months ended June 30, 2015 compared to the same period in 2014 because the yields on the CMBS IO purchased since June 30, 2014 were lower than the portfolio average yield as of June 30, 2014.

The following tables present information regarding net premium amortization by collateral type for the periods indicated:

	Three Months Ended
	June 30,
	2015		2014
($ in thousands)	Net Premium Amortization	Average Balance of Unamortized Premium, Net	Net Premium Amortization	Average Balance of Unamortized Premium, Net
RMBS	$6,269	$101,535	$7,649	$135,971
CMBS	1,487	8,447	975	2,943
CMBS IO	$29,902	750,277	26,085	670,203
	$37,658	$860,259	$34,709	$809,117

	Six Months Ended
	June 30,
	2015		2014
($ in thousands)	Net Premium Amortization	Average Balance of Unamortized Premium, Net	Net Premium Amortization	Average Balance of Unamortized Premium, Net
RMBS	11,345	$106,065	$15,639	$141,026
CMBS	2,704	9,105	1,683	2,186
CMBS IO	60,636	746,473	49,683	642,782
	$74,685	$861,643	$67,005	$785,994

The rate at which we amortize the premiums we pay for our investments is impacted by the current and forecasted constant prepayment rate ("CPR"). The following table provides the actual CPRs for our Agency RMBS for the periods indicated:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Agency RMBS	16.7%	12.4%	12.5%	15.3%	14.1%

As mentioned above, our projected prepayment speed on our Agency RMBS increased, resulting in approximately $1.0 million of additional premium amortization expense for the second quarter of 2015. Our actual CPR increased during the second quarter of 2015 due to the impact of falling rates during the first quarter of 2015.

We also recorded $0.4 million and $1.2 million in additional premium amortization expense during the second quarter of 2015 for our CMBS and CMBS IO portfolios, respectively, but these expenses were offset by yield maintenance and other prepayment compensation income of $0.8 million and $1.5 million, respectively.

Interest Expense, Cost of Funds, and Effective Borrowing Cost

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014
Interest expense on repurchase agreement borrowings	$4,643	$4,940	$8,932	$10,263
Interest expense on FHLB advances	6	—	6	—
Amortization of de-designated cash flow hedges (1)	857	1,608	1,914	3,896
Non-recourse collateralized financing and other interest expense	36	24	61	46
Total interest expense	$5,542	$6,572	$10,913	$14,205

Average balance of repurchase agreements	$3,301,590	$3,454,884	$3,201,915	$3,475,909
Average balance of FHLB advances	9,667	—	4,860	—
Average balance of non-recourse collateralized financing	9,503	11,767	10,074	11,988
Average balance of borrowings	$3,320,760	$3,466,651	$3,216,849	$3,487,897
Cost of funds	0.66%	0.75%	0.67%	0.81%
(1) Amount recorded in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

The majority of the outstanding debt used to finance our investments are repurchase agreement borrowings. The following table presents the estimated impact of changes in the average balance of repurchase agreement borrowings and average borrowing rates on the decrease in interest expense for the comparative periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2015 vs. June 30, 2014			June 30, 2015 vs. June 30, 2014
		Due to Change in			Due to Change in
($ in thousands)	Decrease in Interest Expense	Average Balance	Average Borrowing Rate	Decrease in Interest Expense	Average Balance	Average Borrowing Rate
Repurchase agreements	$(297)	$(219)	$(78)	$(1,331)	$(809)	$(522)

The average balance of repurchase agreement borrowings were lower for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to the lower average balance of our investment portfolio for the three and six months ended June 31, 2015 versus the same periods in 2014. Our repurchase agreement borrowing rates were also lower for three and six months ended June 30, 2015 compared to the same periods in 2014 because of the tighter spread environment, the continuing low interest rate environment, and the ample liquidity in the financing markets that has increased competition for borrowers among our repurchase agreement counterparties.

Our wholly owned subsidiary, which provides captive insurance services to the Company, became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") during the second quarter of 2015. As a member, the subsidiary has access to various services offered by the FHLB including secured advances which we may use to finance certain of our investments. We had FHLB advances of $108.1 million outstanding as of June 30, 2015 at a weighted average borrowing rate of 0.22%.

Because we use derivative instruments as economic hedges of our interest rate risk exposure, management considers net periodic interest costs from effective derivative instruments to be an additional cost of financing investments. As such, management utilizes a non-GAAP financial measure "effective borrowing cost" which includes the net periodic interest costs of our effective derivative instruments excluded from GAAP interest expense. The tables below present the reconciliation of GAAP interest expense and cost of funds to our effective borrowing cost and rate for the periods indicated:

	Three Months Ended
	June 30,
	2015		2014
($ in thousands)	Amount	Rate	Amount	Rate
GAAP interest expense/cost of funds	$5,542	0.66%	$6,572	0.75%
Amortization of de-designated cash flow hedges (1)	(857)	(0.10)%	(1,608)	(0.18)%
Net periodic interest costs of derivative instruments	1,793	0.21%	2,672	0.30%
Effective borrowing cost/rate	$6,478	0.77%	$7,636	0.87%

	Six Months Ended
	June 30,
	2015		2014
($ in thousands)	Amount	Rate	Amount	Rate
GAAP interest expense/cost of funds	$10,913	0.67%	$14,205	0.81%
Amortization of de-designated cash flow hedges (1)	(1,914)	(0.12)%	(3,896)	(0.22)%
Net periodic interest costs of derivative instruments	2,655	0.16%	4,883	0.28%
Effective borrowing cost/rate	$11,654	0.71%	$15,192	0.87%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP and is related to the amortization of the balance in accumulated other comprehensive loss as of June 30, 2013 related to the derivatives for which we discontinued cash flow hedge accounting.

The decline in our effective borrowing costs for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily related to the lower net periodic interest costs on our derivative instruments and to a lesser extent, lower interest expense from our repurchase agreements as a result of lower rates and a lower average balance. Our net periodic interest costs were lower for the respective periods because we held a lower net average notional balance of derivative instruments at a lower net pay-fixed rate for the three and six months ended June 30, 2015 compared to the same periods in 2014.

Net Interest Income and Net Interest Spread

The tables below present net interest income and related net interest spread pursuant to GAAP, and also present the non-GAAP measures "adjusted net interest income" and "adjusted net interest spread" for the periods indicated. "Adjusted net interest income" and "adjusted net interest spread" are calculated using the non-GAAP measure "effective borrowing cost/rate" reconciled in the table above, and therefore include net periodic interest cost of derivative instruments whereas GAAP net interest income and GAAP net interest spread do not.

	Three Months Ended
	June 30,
	2015		2014
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$24,527	2.63%	$27,718	2.79%
GAAP interest expense	5,542	0.66%	6,572	0.75%
Net interest income/spread	18,985	1.97%	21,146	2.04%
Amortization of de-designated cash flow hedges (1)	857	0.10%	1,608	0.18%
Net periodic interest costs of derivative instruments	(1,793)	(0.21)%	(2,672)	(0.30)%
Adjusted net interest income/spread	$18,049	1.86%	$20,082	1.92%

Average interest earning assets (2)	$3,749,528		$3,944,154
Average balance of borrowings (3)	$3,320,760		$3,466,651

	Six Months Ended
	June 30,
	2015		2014
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$48,626	2.63%	$55,359	2.77%
GAAP interest expense	10,913	0.67%	14,205	0.81%
Net interest income/spread	37,713	1.96%	41,154	1.96%
Amortization of de-designated cash flow hedges (1)	1,914	0.12%	3,896	0.22%
Net periodic interest costs of derivative instruments	(2,655)	(0.16)%	(4,883)	(0.28)%
Adjusted net interest income/spread	$36,972	1.92%	$40,167	1.90%

Average interest earning assets (2)	$3,664,061		$3,973,039
Average balance of borrowings (3)	$3,216,849		$3,487,897

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

GAAP interest income in the tables above includes interest income from our other investments in addition to MBS. Total net interest income and adjusted net interest income for the three and six months ended June 30, 2015 decreased compared to the same periods in 2014 due to the lower average balance of interest-earnings assets that were also earning lower weighted average effective yields. Lower weighted average effective yields for the three months ended June 30, 2015 were partially offset by lower costs of funds and effective borrowing costs, resulting in a decrease to net interest spread and adjusted net interest spread of 7 basis points and 6 basis points, respectively, compared to net interest spread and adjusted net interest spread for the three months ended June 30, 2014. Net interest spread for the six months ended June 30, 2015 was unchanged compared to the same period in 2014 due to a 14 basis point decline in average yield on earning assets being offset by a 14 basis point decline in average cost of funds. Adjusted net interest spread for the six months ended June 30, 2015 increased compared to the same period in 2014 because the decrease in effective borrowing rate of 16 basis points, which was driven by lower costs associated with our derivative instruments, more than offset the reduction in weighted average effective yield of 14 basis points.

Gain (Loss) on Derivative Instruments, Net

The following table provides information on the components of our "loss on derivative instruments, net" for the periods indicated:

	Three Months Ended
	June 30,
($ in thousands)	2015			2014
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value	Total
Receive-fixed interest rate swaps	$1,176	$(2,922)	$(1,746)	$—	$—	$—
Pay-fixed interest rate swaps	(2,969)	19,232	16,263	(2,672)	(9,022)	(11,694)
Eurodollar futures	—	2,573	2,573	—	(11,380)	(11,380)
Gain (loss) on derivative instruments, net	$(1,793)	$18,883	$17,090	$(2,672)	$(20,402)	$(23,074)

	Six Months Ended
	June 30,
($ in thousands)	2015			2014
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value	Total
Receive-fixed interest rate swaps	$2,372	$410	$2,782	$—	$—	$—
Pay-fixed interest rate swaps	(5,027)	7,927	2,900	(4,883)	(15,819)	(20,702)
Eurodollar futures	—	(13,915)	(13,915)	—	(15,794)	(15,794)
Loss on derivative instruments, net	$(2,655)	$(5,578)	$(8,233)	$(4,883)	$(31,613)	$(36,496)
(1) Amount shown is net of realized gains (losses) from instruments terminated prior to their effective date.

We experienced a net gain on derivative instruments for the second quarter of 2015 primarily because of increases in the fair value of our pay-fixed interest rate swaps as a result of increasing interest rates during the second quarter of 2015. Conversely, we experienced a net loss on derivative instruments for the six months ended June 30, 2015 primarily because of a decline in the fair value of our Eurodollar futures as a result of an expected decrease in the 3-month LIBOR during 2016, 2017, and 2018, which was the period covered by the majority of our Eurodollar futures.

We experienced net losses on derivative instruments for the three and six months ended June 30, 2014 as a result of the overall decline in interest rates during the first half of 2014, primarily in the longer end of the Treasury and interest rate swap curves where the preponderance of our derivative instruments were economically hedging our interest rate risk.

The notional amount of derivative instruments we have outstanding from period to period fluctuate based on the composition of our investment portfolio and the current interest rate environment as well as management's expectation of future interest rates. During the three and six months ended June 30, 2015, we held an average effective notional amount of derivative instruments of $658.4 million and $520.6 million, respectively, compared to $744.0 million and $711.5 million for the same periods in 2014.

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk profile and as we allocate capital to preferred investment opportunities. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	June 30,
	2015		2014
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$97,900	$(1,875)	$11,691	$(763)
Agency CMBS	99,709	(822)	—	—
Non-Agency CMBS	—	—	3,902	217
Agency CMBS IO	—	—	21,017	69
Non-Agency CMBS IO	30,766	1,206	—	—
	$228,375	$(1,491)	$36,610	$(477)

	Six Months Ended
	June 30,
	2015		2014
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$158,566	$(2,196)	$68,492	$(4,289)
Agency CMBS	99,709	(822)	—	—
Non-Agency CMBS	—	—	9,881	417
Agency CMBS IO	27,911	1,474	21,343	88
Non-Agency CMBS IO	43,403	1,361	—	—
	$329,589	$(183)	$99,716	$(3,784)

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended June 30, 2015 compared to $3.8 million for the three months ended June 30, 2014 due to increased legal and consulting expenses. General and administrative expenses were $9.0 million for the six months ended June 30, 2015 compared to $7.9 million for the six months ended June 30, 2014. Compensation and benefits expenses decreased due to lower bonus expenses while other general and administrative expenses increased primarily due to increased legal and consulting expenses.

Non-GAAP Financial Measures

In addition to our operating results presented in accordance with GAAP, this Quarterly Report on Form 10-Q contains certain non-GAAP financial measures. Management presents certain of this information because net income (loss) includes fair value adjustments on our derivatives but does not include corresponding fair value adjustments on investments. In addition, net interest income and net interest spread exclude the net periodic interest costs of our derivative instruments. Management believes these non-GAAP measures coupled with the GAAP measures more clearly explain our performance from period to period. Management uses these measures in its internal analysis of financial and operating performance and believes that it provides better transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers even though peer companies may present its non-GAAP measures on a different basis than we do. Because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported on the consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, our presentation of core net operating income, effective borrowing cost and rate, adjusted net interest income, and adjusted net interest spread may not be comparable to other similarly-titled measures of other companies.

Schedules reconciling effective borrowing cost, adjusted net interest income, and adjusted net interest spread to their related GAAP financial measures are provided within "Results of Operations" within Part 1, Item 2 of this Quarterly Report on Form 10-Q. The following table presents a reconciliation of our GAAP net income (loss) to our core net operating income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
GAAP net loss to common shareholders	$28,168	$(8,293)	$16,402	$(11,321)
Amortization of de-designated cash flow hedges (1)	857	1,608	1,914	3,896
Change in fair value of derivative instruments, net	(18,883)	20,402	5,578	31,613
Loss on sale of investments, net	1,491	477	183	3,784
Fair value adjustments, net	(20)	(88)	(59)	(119)
Core net operating income to common shareholders	$11,613	$14,106	$24,018	$27,853

Core net operating income per common share	$0.21	$0.26	$0.44	$0.51
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements, monthly principal and interest payments we receive on our investments, unencumbered Agency MBS, and unencumbered cash. Additional sources may also include FHLB advances, proceeds from the sale of investments, unencumbered non-Agency MBS, equity offerings, issuances of collateralized financings, and payments received from counterparties from interest rate swap agreements. We use our liquidity to fund our investment purchases and other operating costs, to pay down borrowings, to meet margin calls from our lenders, to make payments to counterparties as required under interest rate swap agreements, and to pay dividends on our common stock.

Our available liquid assets as of June 30, 2015 were $177.9 million compared to $215.8 million as of December 31, 2014. As of June 30, 2015, our liquid assets consisted of unrestricted cash and cash equivalents of $56.5 million, receivable for securities sold of $96.2 million, and unencumbered Agency MBS of $25.3 million. Generally, we seek to maintain enough liquidity to meet potential margin calls from lenders (as discussed further below), particularly in times of market stress. In addition to the $177.9 million of liquid assets as of June 30, 2015, we also had unencumbered non-Agency MBS of $30.6 million, which we may pledge to lenders as collateral for margin calls. We consider these assets to be less liquid than Agency MBS because they are less likely to be accepted as collateral by lenders during periods of market stress.

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

Our total liabilities increased to 6.2 times shareholders' equity as of June 30, 2015 from 5.1 times as of December 31, 2014 due to an increase in our repurchase agreement and FLHB borrowings to partially finance investment purchases coupled with lower shareholder's equity resulting from declines in the unrealized gain (loss) of MBS and lower additional paid-in capital as a result of share repurchases.

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

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2015	$3,402,964	$3,301,590	$3,447,628
March 31, 2015	3,185,843	3,101,133	3,239,247
December 31, 2014	3,013,110	3,043,298	3,137,204
September 30, 2014	3,150,254	3,352,599	3,469,491
June 30, 2014	3,447,050	3,454,884	3,496,521
March 31, 2014	3,485,544	3,497,167	3,580,997

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of June 30, 2015, we had repurchase agreement borrowings outstanding with 21 of our 32 available repurchase agreement counterparties at a weighted average borrowing rate of 0.56% compared to 0.55% as of December 31, 2014. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for Agency and non-Agency MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Agency MBS	6.4%	6.6%	6.8%	6.8%	6.6%
Non-Agency MBS	14.7%	15.9%	16.0%	16.9%	18.5%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of June 30, 2015 and as of December 31, 2014:

	June 30, 2015
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$296,718	$55,936
JP Morgan Securities, LLC	322,538	47,696
South Street Financial Corporation	556,567	32,581
Royal Bank of Canada	180,863	17,996
BNP Paribas	101,061	15,972
Remaining counterparties	1,945,217	117,009
	$3,402,964	$287,190

	December 31, 2014
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$286,574	$53,949
JP Morgan Securities, LLC	289,931	48,484
South Street Financial Corporation	608,000	36,483
Bank of America Securities LLC	181,593	15,711
Credit Suisse Securities LLC	103,078	13,258
Remaining counterparties	1,543,934	93,603
	$3,013,110	$261,488

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of June 30, 2015:

($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,325,268	$2,509,582
Asia	502,514	528,013
Europe	575,182	652,560
	$3,402,964	$3,690,155

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

FHLB Advances

As of June 30, 2015, our wholly-owned captive insurance subsidiary, Mackinaw, had $108,076 in outstanding secured advances with a weighted average borrowing rate of 0.22% and a maximum borrowing capacity of approximately $575,000. We had Agency CMBS with a fair value of $113,991 pledged as collateral for these advances with a haircut requirement of 5%. As of June 30, 2015, our FHLB advances were all due within 30 days.

The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines. The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral.

Please refer to Part II, Item 1A, "Risk Factors" for additional information related to Mackinaw's membership in the FHLBI.

Derivative Instruments

Our derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of June 30, 2015, we had Agency MBS with a fair value of $1.9 million and cash of $57.9 million posted as credit support under these agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2015:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$3,404,369	$3,404,369	$—	$—	$—
FHLB advances (1)	108,442	108,442	—	—	—
Non-recourse collateralized financing (2)	8,932	2,357	3,166	1,803	1,606
Operating lease obligations	941	99	202	208	432
Total	$3,522,684	$3,515,267	$3,368	$2,011	$2,038
(1) Includes estimated interest payments calculated using interest rates in effect as of June 30, 2015.
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

Other Matters

As of June 30, 2015, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, taking into account all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by use of words such as “believe”, “expect”, “anticipate”, “estimate”, “plan” “may”, “will”, “intend”, “should”, “could” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.

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

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•	Our liquidity and ability to access financing, including FHLB advances, and the anticipated availability and cost of financing;

•	Our use of and restrictions on using our tax NOL carryfoward;

•	The status of pending litigation;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses, including related to the Company's repurchase agreements and derivative instruments;

•	The status of regulatory rule-making or review processes and the status of reform efforts and other business developments in the repurchase agreement financing market;

•	Market, industry and economic trends, how these trends and related economic data may impact the behavior of market participants and financial regulators; and

•	Interest rates.

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

•	GSE reform or other government policies and actions;

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward; and

•	exposure to current and future claims and litigation.

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

While having interest rate risk is a basic tenet of our investment strategy, we attempt to manage our exposure to changes in interest rates by investing in instruments that have short maturities/interest reset dates, entering into derivative instruments (such as interest rate swaps and Eurodollar futures) to hedge this risk and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors. Our current goal is to maintain a net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years. Our portfolio duration may drift outside of our target range at various times due to changes in market conditions, changes in actual or expected prepayment rates on our investments, changes in interest rates, changes in credit spreads, and activity in our investment portfolio. In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of June 30, 2015 based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at June 30, 2015, and because we believe it is unlikely that absolute rates will move lower from rates at June 30, 2015, the only declining rate scenario that we present is a downward shift of 25 basis points. In order to include the impact of changes in interest rates on our effective derivative instruments, we are presenting the percentage change in adjusted net interest income (instead of net interest income) because net interest income does not include the net interest payments/receipts on these instruments.

The "percentage change in adjusted net interest income" includes the impact of changes in expected prepayment speeds on our investments and assumes that net proceeds received from pay downs on the investment portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of June 30, 2015 and at yields consistent with those as of that date, adjusted for the parallel shift in the rates below. Changes in types of investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in adjusted net interest income
+100	(0.86)%	(22.35)%
+50	(0.39)%	(10.29)%
-25	0.16%	3.99%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the projected change in market value of our investment portfolio net of hedges for changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of June 30, 2015.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in market value
0	+25	(0.05)%
+10	+50	(0.13)%
+10	+75	(0.22)%
+25	+75	(0.23)%
+25	+0	(0.01)%
+50	+0	(0.04)%
-10	-50	0.02%

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of June 30, 2015:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.4% to 10.0%	87.5%	1.0%	1.9%
>10.0% to 11.0%	8.5%	2.0%	25.6%
>11.0% to 12.1%	4.0%	5.0%	72.5%
	100.0%		100.0%

Market Value Risk

Market value risk generally represents the risk of loss in value of our investment securities and derivative instruments due to fluctuations in interest rates, prepayment rates, credit spreads, and other factors. Fluctuations in the market values of securities we hold impact our reported book value per common share. MBS in our investment portfolio and derivative instruments are reflected at their estimated fair value on our consolidated balance sheet. With respect to the consolidated statement of comprehensive income, changes in the fair value of our derivative instruments are recorded within "net income" while changes in the fair value of our investments (as indicated by changes in unrealized gain or loss on investments) are recorded within "other comprehensive income". As demonstrated in the tables above in the discussion of interest rate risk, in a rising interest rate environment, the fair value of our MBS tends to decrease; conversely, in a decreasing interest rate environment, the fair value of our securities tends to increase. The fair value of our securities will also fluctuate due to changes in credit spreads (which represent the market's valuation of the perceived riskiness of assets relative to risk-free rates), changes in actual prepayments or expected prepayments, the perceived liquidity of the investment, actual or expected credit performance, and other factors. We attempt to manage market value risk by managing our exposure to these factors (although we may not actively attempt to manage market value risk from changes in credit spreads). For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value, although not a one-to-one correlation.

Fluctuations in credit spreads typically vary based on the type of investments. Though market conditions and technical factors such as FOMC monetary policy may impact Agency MBS credit spreads, they will generally have less volatility than non-Agency MBS. This is due to the fact that market participants generally view these securities, given their guarantee of principal by GSEs, as more liquid (i.e., more easily converted into cash) than non-Agency MBS. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of June 30, 2015:

Basis Point Change in Market Credit Spreads	Percentage change in market value of investments
+50	(2.2)%
+25	(1.1)%
-25	1.1%
-50	2.3%

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

Prepayment risk results from our RMBS, CMBS, and CMBS IO investments. The majority of the loans underlying our RMBS are ARMs or hybrid ARMs and do not have any specific prepayment protection. Prepayments on these loans generally accelerate in a declining interest rate environment, as the loans age, and as the loans near their respective interest rate reset dates, particularly the initial reset date. Our prepayment models anticipate acceleration of prepayments in these events. To the extent the actual prepayments exceed our modeled prepayments, or if we change our future prepayment expectations, we will record adjustments to our premium amortization which may negatively impact our net interest income and could impact the fair value of our RMBS.

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$20,752	2.69%	$27,953	2.74%	$31,428	2.75%	$33,582	2.93%
13-24 MTR	8,262	4.02%	3,774	5.01%	4,985	4.27%	5,229	4.05%
25-60 MTR	24,738	3.26%	33,845	3.39%	36,502	3.41%	38,807	3.42%
> 60 MTR	36,501	2.97%	38,789	2.97%	40,729	2.98%	43,059	2.99%
Fixed rate	(9)	2.50%	(9)	2.50%	(9)	2.51%	(10)	2.50%
Total premium, net	$90,244	3.05%	$104,352	3.08%	$113,635	3.09%	$120,667	3.14%
Par balance	$1,741,996		$1,942,332		$2,086,807		$2,200,149
Premium, net as a % of par value	5.2%		5.4%		5.4%		5.5%

Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay; however, the amount of the prepayment penalty required to be paid may decline over time, and as loans age, interest rates decline, or market values of collateral supporting the loans increase, prepayment penalties may lessen as an economic disincentive to the borrower. Generally, our experience has been that prepayment lock-out and yield maintenance provisions result in stable prepayment performance from period to period. There are no prepayment protections, however, if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Historically, we have experienced low default rates on loans underlying CMBS and CMBS IO.

Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities would be particularly acute without these prepayment protection provisions. CMBS IO prepayment protection and compensation provisions vary by issuer of the security, (i.e. Freddie Mac, Fannie Mae, Ginnie Mae, or non-Agency). The majority of our Agency CMBS IO are issued by Freddie Mac and these securities generally have initial prepayment lock-outs followed by a defeasance period which on average extends to within six months of the stated maturities of the underlying loans. Non-Agency CMBS IO generally have prepayment protection in the form of prepayment lock-outs and defeasance provisions. The following table details the fair value of our CMBS IO portfolio by issuer as of the end of the periods indicated:

($ in thousands)	June 30, 2015	December 31, 2014
Fannie Mae	$26,560	$28,765
Freddie Mac	409,101	408,698
Ginnie Mae	—	1,274
Non-Agency CMBS IO	341,230	325,119
	$776,891	$763,856

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

We attempt to mitigate our credit risk by purchasing Agency MBS and higher quality non-Agency MBS. Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on the MBS for which they have issued a guaranty of payment. Given the improved financial performance and conservatorship of these entities and the continued support of the U.S. government, we believe this risk is low. For our non-Agency MBS, we seek to purchase investment grade securities (rated 'BBB' or better by a least one of the nationally recognized statistical ratings organizations) or securities that we believe are short-duration and which will have strong credit performance. We do not currently seek to purchase heavily discounted, credit sensitive MBS.

The majority of our non-Agency securities are CMBS and CMBS IO. The return we earn on these securities is dependent on the credit performance of the underlying commercial loans. In particular, since investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, returns are more negatively impacted by liquidations of loans in the underlying loan pool. In order to manage our exposure to credit performance, we generally invest in securities with higher credit ratings and in securities where we have evaluated the credit profile of the underlying loan pool and can monitor its credit performance. With respect to non-Agency RMBS, we have been purchasing very short duration MBS backed by pools of re-performing or non-performing loans.

The following table presents information on our non-Agency MBS by credit rating as of June 30, 2015:

	June 30, 2015
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$90,297	$303,429	$—	$393,726	62.8%
AA	53,314	35,051	—	88,365	14.1%
A	50,537	—	—	50,537	8.1%
Below A or not rated	17,787	2,750	73,882	94,419	15.0%
	$211,935	$341,230	$73,882	$627,047	100.0%

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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to the putative class action lawsuit that was filed in June 2012 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”), and to which GLS Capital, Inc. and the Company are named defendants (as such lawsuit is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014), on May 14, 2015, the Commonwealth Court of Pennsylvania affirmed the trial court's dismissal of the plaintiffs’ complaint in its entirety.

There have been no material changes during the three or six months ended June 30, 2015 for the legal proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2014 other than those disclosed above.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

If the membership of our wholly-owned captive insurance subsidiary, Mackinaw, in the FHLB of Indianapolis is terminated, any advances outstanding to it from the FHLB of Indianapolis would need to be immediately repaid, which could result in material losses and have a material adverse effect on our business.

In September 2014, the Federal Housing Financing Authority ("FHFA") issued a Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). If enacted, the Proposed Rule, among other things, would immediately terminate the membership of captive insurance companies that became members of the FHLB system after publication of the Proposed Rule, which would include Mackinaw. If the Proposed Rule is adopted, all advances previously made to our captive insurance subsidiary would be required to be promptly repaid to the FHLB. If the Company is unable to replace the advances with alternate financing, we may be forced to liquidate the collateral in order to repay the advances, which could result in material losses and have a material adverse effect on our liquidity, and further could have a material adverse effect on our business to the extent we are then relying on FHLB advances for liquidity. In addition, the Proposed Rule provides that the FHLBI would have up to five years to redeem FHLBI stock purchased by our subsidiary as a result of its membership and level of FHLB advances activity.

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

The following table summarizes repurchases of our common stock that occurred during the three months ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
April 1, 2015 - April 30, 2015	—	$—	—	$49,868
May 1, 2015 - May 31, 2015	525,176	$7.79	525,176	45,778
June 1, 2015 - June 30, 2015	320,788	$7.72	319,405	43,311
Total	845,964	$7.76	844,581	$43,311

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 10, 2015	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	August 10, 2015	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)