Form 10-Q
period 2015-09-30
DYNEX CAPITAL INC
filed 2015-11-05
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Yes           ☐           No           ☒

On October 28, 2015, the registrant had 49,168,790 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	1

		Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	2

		Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2015 (unaudited)	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	4

		Notes to the Unaudited Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4.	Controls and Procedures	53

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	54

	Item 1A.	Risk Factors	54

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 3.	Defaults Upon Senior Securities	55

	Item 4.	Mine Safety Disclosures	55

	Item 5.	Other Information	55

	Item 6.	Exhibits	56

SIGNATURES			57

i

PART I.	FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $3,589,972 and $3,265,979, respectively)	$3,737,729	$3,516,239
Mortgage loans held for investment, net	27,439	39,700
Investment in limited partnership	10,731	4,000
Investment in FHLB stock	11,475	—
Cash and cash equivalents	12,636	43,944
Restricted cash	78,179	42,263
Derivative assets	10,057	5,727
Principal receivable on investments	11,128	7,420
Accrued interest receivable	20,916	21,157
Other assets, net	7,911	7,861
Total assets	$3,928,201	$3,688,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,055,069	$3,013,110
FHLB advances	255,000	—
Non-recourse collateralized financing	8,581	10,786
Derivative liabilities	63,708	35,898
Accrued interest payable	1,538	1,947
Accrued dividends payable	14,002	15,622
Other liabilities	2,543	3,646
Total liabilities	3,400,441	3,081,009

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 50,568,790 and 54,739,111 shares issued and outstanding, respectively	506	547
Additional paid-in capital	734,689	763,935
Accumulated other comprehensive income	32,109	21,316
Accumulated deficit	(349,202)	(288,154)
Total shareholders' equity	527,760	607,302
Total liabilities and shareholders’ equity	$3,928,201	$3,688,311
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Mortgage-backed securities	$25,765	$25,207	$73,688	$79,104
Mortgage loans held for investment	331	793	1,034	2,255
	26,096	26,000	74,722	81,359
Interest expense:
Repurchase agreements and FHLB advances	5,841	6,028	16,693	20,187
Non-recourse collateralized financing	18	30	79	76
	5,859	6,058	16,772	20,263

Net interest income	20,237	19,942	57,950	61,096
(Loss) gain on derivative instruments, net	(52,749)	4,842	(60,982)	(31,654)
Gain (loss) on sale of investments, net	113	9,057	(70)	5,273
Fair value adjustments, net	16	42	75	162
Equity in (loss) income of limited partnership	(2)	—	731	—
Other (expense) income, net	(213)	897	(301)	1,108
General and administrative expenses:
Compensation and benefits	(2,327)	(2,351)	(6,794)	(7,232)
Other general and administrative	(2,052)	(1,563)	(6,596)	(4,620)
Net (loss) income	(36,977)	30,866	(15,987)	24,133
Preferred stock dividends	(2,294)	(2,294)	(6,882)	(6,882)
Net (loss) income to common shareholders	$(39,271)	$28,572	$(22,869)	$17,251

Other comprehensive income:
Change in net unrealized gain on available-for-sale investments	$26,674	$(6,867)	$7,951	$50,212
Reclassification adjustment for (gain) loss on sale of investments, net	(113)	(9,057)	70	(5,273)
Reclassification adjustment for de-designated cash flow hedges	857	1,442	2,772	5,339
Total other comprehensive income (loss)	27,418	(14,482)	10,793	50,278
Comprehensive (loss) income to common shareholders	$(11,853)	$14,090	$(12,076)	$67,529

Weighted average common shares-basic and diluted	52,777	54,731	54,043	54,690
Net (loss) income per common share-basic and diluted	$(0.74)	$0.52	$(0.42)	$0.32
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of December 31, 2014	$109,658	$547	$763,935	$21,316	$(288,154)	$607,302
Stock issuance	—	—	129	—	—	129
Restricted stock granted, net of amortization	—	3	2,217	—	—	2,220
Adjustments for tax withholding on share-based compensation	—	(1)	(556)	—	—	(557)
Amortization of stock issuance costs	—	—	(28)	—	—	(28)
Common stock repurchased	—	(43)	(31,008)	—	—	(31,051)
Net loss	—	—	—	—	(15,987)	(15,987)
Dividends on preferred stock	—	—	—	—	(6,882)	(6,882)
Dividends on common stock	—	—	—	—	(38,179)	(38,179)
Other comprehensive income	—	—	—	10,793	—	10,793
Balance as of September 30, 2015	$109,658	$506	$734,689	$32,109	$(349,202)	$527,760
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net (loss) income	$(15,987)	$24,133
Adjustments to reconcile net income to cash provided by operating activities:
Decrease in accrued interest receivable	241	717
Decrease in accrued interest payable	(409)	(1,056)
Loss on derivative instruments, net	60,982	31,654
Loss (gain) on sale of investments, net	70	(5,273)
Fair value adjustments, net	(75)	(162)
Amortization of investment premiums, net	114,398	104,293
Other amortization and depreciation, net	4,143	7,007
Stock-based compensation expense	2,220	2,045
Other operating activities	(3,036)	(3,708)
Net cash and cash equivalents provided by operating activities	162,547	159,650
Investing activities:
Purchase of investments	(1,066,461)	(457,008)
Principal payments received on investments	384,063	404,464
Proceeds from sales of investments	339,332	376,278
Principal payments received on mortgage loans held for investment, net	12,241	14,150
Payment to acquire interest in limited partnership	(6,000)	—
Net payments on derivatives, including terminations	(37,502)	(9,086)
Other investing activities	(134)	(8)
Net cash and cash equivalents (used in) provided by investing activities	(374,461)	328,790
Financing activities:
Borrowings under (repayments of) repurchase agreements and FHLB advances, net	296,959	(430,743)
Principal payments on non-recourse collateralized financing	(2,249)	(1,753)
Increase in restricted cash	(35,916)	(19,370)
Proceeds from issuance of common stock, net of issuance costs	101	144
Cash paid for repurchases of common stock	(31,051)	—
Payments related to tax withholding for share-based compensation	(556)	(507)
Dividends paid	(46,682)	(48,902)
Net cash and cash equivalents provided by (used in) financing activities	180,606	(501,131)

Net decrease in cash and cash equivalents	(31,308)	(12,691)
Cash and cash equivalents at beginning of period	43,944	69,330
Cash and cash equivalents at end of period	$12,636	$56,639
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$14,366	$15,703
See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 –ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2015. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to stockholders after consideration of its net operating loss carryforward ("NOL") and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or capital gains that is distributed as dividends to shareholders.

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

Net Income (Loss) Per Common Share

The Company did not have any potentially dilutive securities outstanding during the three or nine months ended September 30, 2015 or September 30, 2014.

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

Restricted Cash

Restricted cash consists of cash the Company has pledged to cover initial and variation margin with its financing and derivative counterparties.

Mortgage-Backed Securities

The Company invests in Agency and non-Agency RMBS, CMBS and CMBS IO securities, all of which are designated as available-for-sale ("AFS"). All of the Company’s MBS are recorded at fair value on the consolidated balance sheet. Changes in unrealized gain (loss) on the Company's MBS are reported in other comprehensive income ("OCI") until each security is collected, disposed of, or determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income ("AOCI") into net income as a realized "gain (loss) on sale of investments, net" using the specific identification method.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The Company holds certain non-Agency MBS that had credit ratings of less than 'AA' at the time of purchase or were not rated by any of the nationally recognized credit rating agencies. A portion of these non-Agency MBS were purchased at discounts to their par value, which management does not believe to be substantial. The discount is accreted into income over the security's expected life, which reflects management's estimate of the security's projected cash flows. Future changes in the timing of projected cash flows or differences arising between projected cash flows and actual cash flows received may result in a prospective change in the effective yield on those securities.

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

Mortgage Loans Held for Investment, Net

The Company originated or purchased mortgage loans from 1992 through 1998, and these mortgage loans are reported at amortized cost. A portion of these loans is pledged as collateral to support the repayment of one remaining class of a securitization financing bond issued by the Company in 2002. The associated securitization financing bond is treated as debt of the Company and is presented as "non-recourse collateralized financing" on the consolidated balance sheet. Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture. An allowance is established for currently existing and probable losses on the Company's mortgage loans held for investment.

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

Secured Borrowings

Secured borrowings, including repurchase agreements and Federal Home Loan Bank (or "FHLB") advances, are accounted for as secured borrowings under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

pledged. Most of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

The Company’s wholly-owned captive insurance subsidiary, Mackinaw Insurance Company, LLC (“Mackinaw”), obtains advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) under an advances, pledge and security agreement which includes collateral requirements similar to the Company’s repurchase agreement borrowings, including the FHLBI’s right to require additional pledges of collateral. The agreement also requires Mackinaw to observe the rules of FHLBI membership and is subject to the FHLBI’s credit policies. The FHLBI requires Mackinaw to pledge additional securities or cash as collateral for advances in the event the value of the collateral held by the FHLBI falls below specified levels and gives the FHLBI the right to demand additional collateral in certain circumstances.

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

Share-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant share-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units. The Company's restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders' equity. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company's restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock.

Contingencies

In the normal course of business, there may be various lawsuits, claims, and other contingencies pending against the Company. On a quarterly basis, the Company evaluates whether to establish provisions for estimated losses from those matters in accordance with ASC Topic 450, which states that a liability is recognized for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. If the contingent loss (or an additional loss in excess of any accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed.

Recent Accounting Pronouncements

The Company does not believe there are any recently issued accounting pronouncements which will have a material effect on the Company's financial condition or results of operations upon their effective date.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral to cover initial and variation margins for the Company's repurchase agreements, FHLB advances, and derivative instruments. The following tables present the Company’s MBS by investment type as of the dates indicated:

	September 30, 2015
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,631,942	$83,461	$1,715,403	$8,373	$(12,903)	$1,710,873	3.04%
Non-Agency	70,872	(54)	70,818	95	(271)	70,642	3.62%
	1,702,814	83,407	1,786,221	8,468	(13,174)	1,781,515
CMBS:
Agency	943,934	14,983	958,917	18,260	(1,674)	975,503	3.44%
Non-Agency	195,200	(8,310)	186,890	8,017	(968)	193,939	3.88%
	1,139,134	6,673	1,145,807	26,277	(2,642)	1,169,442
CMBS IO (2):
Agency	—	409,627	409,627	11,593	(94)	421,126	0.69%
Non-Agency	—	362,338	362,338	4,361	(1,053)	365,646	0.62%
	—	771,965	771,965	15,954	(1,147)	786,772

Total AFS securities:	$2,841,948	$862,045	$3,703,993	$50,699	$(16,963)	$3,737,729

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $11,452,515 and $10,150,326, respectively, as of September 30, 2015.

	December 31, 2014
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,086,807	$113,635	$2,200,442	$8,473	$(22,215)	$2,186,700	3.09%
Non-Agency	22,432	(17)	22,415	107	(74)	22,448	3.83%
	2,109,239	113,618	2,222,857	8,580	(22,289)	2,209,148
CMBS:
Agency	301,943	18,042	319,985	15,288	(76)	335,197	5.21%
Non-Agency	210,358	(8,520)	201,838	6,679	(479)	208,038	4.33%
	512,301	9,522	521,823	21,967	(555)	543,235
CMBS IO (2):
Agency	—	426,564	426,564	12,252	(79)	438,737	0.80%
Non-Agency	—	319,280	319,280	6,069	(230)	325,119	0.72%
	—	745,844	745,844	18,321	(309)	763,856

Total AFS securities:	$2,621,540	$868,984	$3,490,524	$48,868	$(23,153)	$3,516,239

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

The Company's sale proceeds for MBS were $9,525 and $339,332 for three and nine months ended September 30, 2015, respectively, and $287,609 and $387,325 for the three and nine months ended September 30, 2014, respectively. The following table presents the gross realized gains (losses) of those sales included in "gain (loss) on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2015	2014	2015	2014
Gross realized gains on sales of MBS	$185	$10,579	$3,281	$11,269
Gross realized losses on sales of MBS	(72)	(1,522)	(3,351)	(5,996)
Gain (loss) on sale of investments, net	$113	$9,057	$(70)	$5,273

The following table presents certain information for those Agency MBS in an unrealized loss position as of the dates indicated:

	September 30, 2015			December 31, 2014
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$513,689	$(2,460)	32	$322,741	$(879)	24
Non-Agency MBS	233,058	(1,740)	43	111,778	(625)	24

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$831,652	$(12,212)	73	$1,321,323	$(21,491)	113
Non-Agency MBS	29,539	(552)	11	18,037	(159)	5

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2015 and December 31, 2014 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of September 30, 2015 or December 31, 2014.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 3 – REPURCHASE AGREEMENTS

The Company finances its purchases of investments primarily using repurchase agreements which bear interest at a rate based on a spread to London Interbank Offered Rate ("LIBOR"). The Company’s repurchase agreement borrowings outstanding as of September 30, 2015 and December 31, 2014 are summarized in the table below by the fair value and type of securities pledged as collateral:

	September 30, 2015
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,570,894	0.45%	$1,637,187
Non-Agency RMBS	56,993	1.59%	70,045
Agency CMBS	596,612	0.42%	643,278
Non-Agency CMBS	162,501	1.08%	184,039
Agency CMBS IO	353,012	1.01%	413,047
Non-Agency CMBS IO	307,655	1.11%	364,727
Securitization financing bond	7,402	1.55%	8,474
	$3,055,069	0.63%	$3,320,797

	December 31, 2014
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,977,338	0.39%	$2,064,704
Non-Agency RMBS	17,594	1.57%	21,787
Agency CMBS	253,857	0.36%	291,103
Non-Agency CMBS	114,895	1.15%	140,216
Agency CMBS IOs	372,609	0.92%	430,638
Non-Agency CMBS IOs	266,983	1.04%	315,149
Securitization financing bond	9,834	1.51%	11,000
	$3,013,110	0.55%	$3,274,597

As of September 30, 2015, the weighted average remaining term to maturity of our repurchase agreements was 18 days. The following table provides a summary of the original term to maturity of our repurchase agreements as of September 30, 2015 and December 31, 2014:

Original Term to Maturity	September 30, 2015	December 31, 2014
Less than 30 days	$602,224	$250,635
30 to 90 days	2,224,106	617,399
91 to 180 days	178,242	904,830
181 to 364 days	—	1,030,569
1 year or longer	50,497	209,677
	$3,055,069	$3,013,110

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

As of September 30, 2015, the Company had approximately $56,310 of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowings outstanding) with Wells Fargo Bank National Association together with its affiliate Wells Fargo Securities, LLC. The borrowings outstanding with that counterparty and its affiliate as of September 30, 2015 were $303,600 with a weighted average borrowing rate of 1.07%. Of the amount outstanding with this counterparty and its affiliate, $288,794 is under a committed repurchase facility with Wells Fargo Bank National Association. This facility has an aggregate maximum borrowing capacity of $300,000 and is scheduled to expire on August 6, 2016, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of September 30, 2015 was 1.06%. Shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

As of September 30, 2015, the Company had repurchase agreement amounts outstanding with 21 of its 32 available repurchase agreement counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. With respect to outstanding repurchase agreement and FHLB advance financings as of September 30, 2015, the Company was in compliance with all covenants.

Please see Note 6 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 4 – FHLB ADVANCES

On May 19, 2015, the Company’s wholly owned subsidiary, Mackinaw Insurance Company, LLC (or "Mackinaw") was approved for membership in the FHLB of Indianapolis (or "FHLBI"). As a member of the FHLBI, Mackinaw has access to a variety of products and services offered by the FHLB system, including secured advances. As of September 30, 2015, the Company's FHLB advances were all due within 30 days. As of September 30, 2015, Mackinaw had $255,000 in outstanding advances with a borrowing rate of 0.20% and had Agency MBS and cash with a combined fair value of $274,195 pledged as collateral. The Company's maximum borrowing capacity with the FHLB was $527,760 as of September 30, 2015.

As a condition to membership in the FHLBI, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of FHLB advances. As of September 30, 2015, the Company had stock in the FHLBI totaling $11,475 which is shown on the Company's consolidated balance sheet as "Investment in FHLB stock". FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value and only to the FHLBI.

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

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	September 30, 2015
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$10,057	$375,000	$(30,632)	$2,965,000
Eurodollar futures (1)	—	—	(33,076)	6,300,000
Total	$10,057	$375,000	$(63,708)	$9,265,000

	December 31, 2014
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$5,727	$440,000	$(3,002)	$485,000
Eurodollar futures (2)	—	—	(32,896)	16,600,000
Total	$5,727	$440,000	$(35,898)	$17,085,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2017 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $725,000 as of September 30, 2015.

(2)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2015 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $1,300,000 as of December 31, 2014.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of September 30, 2015:

Remaining Maturity	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted-Average Rate	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted-Average Rate
13-24 months	$1,435,000	1.18%	$—	—%
25-36 months	—	—%	—	—%
37-48 months	160,000	1.37%	250,000	1.14%
49-60 months	635,000	1.74%	50,000	1.75%
61-72 months	—	—%	—	—%
73-84 months	75,000	1.77%	—	—%
85-96 months	125,000	1.98%	—	—%
97-108 months	—	—%	25,000	2.71%
109-120 months	585,000	2.72%	—	—%

The table above contains forward-starting interest rate swaps with a combined notional value of $1,675,000 and a weighted average pay-fixed rate of 1.38% which will not be effective until 2016.

The following table summarizes the volume of activity related to derivative instruments for the period indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

For the nine months ended September 30, 2015:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$275,000	$50,000	$—	$325,000
Pay-fixed interest rate swaps	650,000	3,085,000	(720,000)	3,015,000
Eurodollar futures	16,600,000	—	(10,300,000)	6,300,000
	$17,525,000	$3,135,000	$(11,020,000)	$9,640,000

The table below provides detail of the Company's "(loss) gain on derivative instruments, net" by type of interest rate derivative for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2015	2014	2015	2014
Receive-fixed interest rate swaps	$6,975	$339	$9,757	$339
Pay-fixed interest rate swaps	(48,697)	646	(45,797)	(20,056)
Eurodollar futures	(11,027)	3,857	(24,942)	(11,937)
(Loss) gain on derivative instruments, net	$(52,749)	$4,842	$(60,982)	$(31,654)

There is a net unrealized gain of $195 remaining in AOCI on the Company's consolidated balance sheet as of September 30, 2015 which represents the activity related to these interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company estimates $536 will be reclassified to net income as "interest expense" within the next 12 months.

A portion of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described in Note 3. With respect to interest rate agreements under which interest rate swaps were entered into as of September 30, 2015, the Company was in compliance with all covenants.

Please see Note 6 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 6 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives, repurchase agreements, and FHLB advances are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2015 and December 31, 2014:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2015:
Derivative assets	$10,057	$—	$10,057	$(10,057)	$—	$—

December 31, 2014:
Derivative assets	$5,727	$—	$5,727	$(1,073)	$(4,521)	$133

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2015:
Derivative liabilities	$63,708	$—	$63,708	$(13,851)	$(49,581)	$276
Repurchase agreements	3,055,069	—	3,055,069	(3,055,069)	—	—
FHLB Advances	255,000	—	255,000	(255,000)	—	—
	$3,373,777	$—	$3,373,777	$(3,323,920)	$(49,581)	$276

December 31, 2014:
Derivative liabilities	$35,898	$—	$35,898	$(2,494)	$(32,994)	$410
Repurchase agreements	3,013,110	—	3,013,110	(3,013,110)	—	—
	$3,049,008	$—	$3,049,008	$(3,015,604)	$(32,994)	$410

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
The following table presents the fair value of the Company’s assets and liabilities presented on its consolidated balance sheets, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2015
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,737,729	$—	$3,715,096	$22,633
Derivative assets	10,057	—	10,057	—
Total assets carried at fair value	$3,747,786	$—	$3,725,153	$22,633
Liabilities:
Derivative liabilities	$63,708	$33,076	$30,632	$—
Total liabilities carried at fair value	$63,708	$33,076	$30,632	$—

	December 31, 2014
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,516,239	$—	$3,472,282	$43,957
Derivative assets	5,727	—	5,727	—
Total assets carried at fair value	$3,521,966	$—	$3,478,009	$43,957
Liabilities:
Derivative liabilities	$35,898	$32,896	$3,002	$—
Total liabilities carried at fair value	$35,898	$32,896	$3,002	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2015 or December 31, 2014.

The Company's derivative assets and liabilities include interest rate swaps and Eurodollar futures. Interest rate swaps are valued using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input and thus their fair values are considered Level 2 measurements. Eurodollar futures are valued based on closing exchange prices on these contracts. Accordingly, the fair values of these financial futures are classified as Level 1 measurements.

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of September 30, 2015:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.0%	35.0%	10.9%
Non-Agency RMBS	10 CPR	1.0%	20.0%	6.5%

(1)	Data presented are weighted averages.

The activity of the instruments measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of December 31, 2014	$42,033	$1,924	$43,957
Unrealized gain (loss) included in OCI	1,770	(8)	1,762
Principal payments	(23,201)	(174)	(23,375)
Accretion	289	—	289
Balance as of September 30, 2015	$20,891	$1,742	$22,633

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2015		December 31, 2014
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,737,729	$3,737,729	$3,516,239	$3,516,239
Mortgage loans held for investment, net(1)	27,439	24,064	39,700	35,024
Derivative assets	10,057	10,057	5,727	5,727
Liabilities:
Repurchase agreements (2)	$3,055,069	$3,055,069	$3,013,110	$3,013,110
FHLB advances (2)	255,000	255,000	—	—
Non-recourse collateralized financing (1)	8,581	8,240	10,786	10,366
Derivative liabilities	63,708	63,708	35,898	35,898

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 8 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Preferred Stock and 2,250,000 shares of its 7.625% Series B Preferred Stock issued and outstanding as of September 30, 2015 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the third quarter on October 15, 2015 to shareholders of record as of October 1, 2015.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	Nine Months Ended
	September 30,
	2015	2014
Balance as of beginning of period	54,739,111	54,310,484
Common stock issued under DRIP	16,862	12,459
Common stock issued under stock and incentive plans	263,829	471,210
Common stock forfeited for tax withholding on share-based compensation	(67,296)	(59,336)
Common stock repurchased during the period	(4,383,716)	—
Balance as of end of period	50,568,790	54,734,817

The Company had 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of September 30, 2015.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,433,283 shares remaining for issuance as of September 30, 2015. The Company declared a third quarter common stock dividend of $0.24 per share payable on October 30, 2015 to shareholders of record as of October 6, 2015. There was no discount for shares purchased through the DRIP during the third quarter of 2015.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2016, approximately $18,948 remains available for repurchase at the Company's option as of September 30, 2015.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 994,096 available for issuance as of September 30, 2015. Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2015 was $745 and $2,220, respectively, compared to $690 and $2,045, respectively, for the three and nine months ended September 30, 2014.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (1)	2015	2014 (1)
Restricted stock outstanding as of beginning of period	696,597	735,223	731,809	520,987
Restricted stock granted	—	—	263,829	457,538
Restricted stock vested	—	(3,414)	(299,041)	(246,716)
Restricted stock outstanding as of end of period	696,597	731,809	696,597	731,809
(1) Amounts shown for the three and nine months ended September 30, 2014 have been adjusted from amounts previously disclosed to correct computational errors relating to vesting terms on grants made in the first quarter of 2013.

The combined grant date fair value of the restricted stock issued by the Company for the nine months ended September 30, 2015 was $2,167 compared to $3,703 for the nine months ended September 30, 2014. As of September 30, 2015, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $4,242 which will be recognized over a weighted average period of 1.8 years.

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

EXECUTIVE OVERVIEW

Company Overview

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which invests in residential and commercial mortgage-backed securities on a leveraged basis. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DX". We also have two series of preferred stock outstanding, our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") which is traded on the NYSE under the symbol "DXPRA", and our 7.625% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") which is traded on the NYSE under the symbol "DXPRB". Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through regular quarterly dividends, and also through capital appreciation.

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

We also invest in non-Agency RMBS, which do not carry a principal guarantee from the U.S. government or a GSE. Non-Agency RMBS are collateralized by non-conforming residential mortgage loans and credit tranched into different classes of securities with payments to junior classes subordinate to senior classes. We generally invest in senior classes of non-Agency RMBS that are of higher credit quality and which may include unrated securities that have sufficiently high collateralization to protect our investment from most credit losses on the underlying loans. Some of the non-Agency RMBS that we invest in may be collateralized by loans which are delinquent, the repayment of which is expected to come from foreclosure and liquidation of the underlying real estate. These loans typically have substantial over-collateralization to ensure the repayment of the non-Agency RMBS issued on that collateral.

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

CMBS IO. CMBS IO are securities which represent the right to receive interest payments (but not principal cash flows) based on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. As these securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. CMBS IO securities generally have some level of prepayment protection in the form of lock-outs, prepayment penalties, or yield maintenance associated with the underlying loans similar to CMBS described above.

Financing. We finance our investments primarily through the use of uncommitted repurchase agreements and FHLB advances. We pledge our MBS as collateral to secure the loans and advances made by the counterparty. Repurchase agreements carry a rate of interest which is usually based on a spread to LIBOR and fixed for the term of the borrowing which is typically 30-180 days. Repurchase agreement financing is provided principally by major financial institutions and broker-dealers. FHLB advances can carry fixed or floating rates of interest.

Hedging. We use derivative instruments to mitigate our exposure to fluctuations in interest rates which could impact our earnings, cash flow or book value. Currently, we use interest rate swap agreements and Eurodollar futures as our principal hedging instruments. Given the nature of our investing and financing activities, in a period of rising interest rates our earnings and cash flow may be negatively impacted by borrowing costs increasing faster than income from our assets, and our book value may decline as a result of declining market values of our MBS. We enter into derivative instruments in an attempt to partially or fully mitigate our exposure to these events.

Factors that Affect Our Results of Operations and Financial Condition

Our overall financial results, including our net interest income, net income, and book value, are driven by the performance of our investment portfolio and related funding and derivative hedging activity which are impacted by multiple factors, many of which are related to macroeconomic factors beyond our control. These factors include, but are not limited to, the absolute level of interest rates, the relative steepness of interest rate curves, changes in market expectations of future interest rates, actual and estimated future prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and market required yields as reflected by market credit spreads. In addition, the performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable risk-adjusted returns could be influenced by actions and policy measures of the U.S. government including, but not limited to, the Federal Housing Finance Administration, the U. S. Department of the Treasury (the "Treasury"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve") and could also be influenced by reactions in U.S. markets from activities of central banks around the world.

Our business model may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets. Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses depending on market conditions. Regulatory developments since the 2008 financial crisis have impacted large U.S. domiciled banks and their broker dealer subsidiaries by requiring such entities to hold more capital against their assets, including reverse repurchase agreements. In general, this has led to reduced lending capacity in the repurchase agreement market, though we have not yet experienced a reduction in the availability of financing. Other factors also impacting our business include changes in regulatory requirements, including requirements to qualify for registration under the Investment Company Act of 1940, and REIT requirements.

Regulatory impacts on financial institutions, many of which are our trading and financing counterparties, continue to pose a threat in our view to the overall liquidity in the capital markets. In particular, higher capital requirements under U.S. banking regulations adopted in 2013 and 2014 and the Dodd-Frank Wall Street Reform and Consumer Protection Act’s limitations on the proprietary trading activities of large U.S. financial institutions could result in reduced liquidity in times of market stress. While the Federal Reserve continues to reinvest principal payments received on its Agency RMBS portfolio, it is unlikely that this activity will provide enough liquidity to the market in times of stress, which could result in volatile asset prices. Further, the impact on market liquidity of our investments and the financing markets could be negatively impacted if the Federal Reserve Open Market Committee (or "FOMC") begins to increase the targeted Federal Funds Rate or takes other actions which have the effect of tightening monetary policy.

In June 2015, our captive insurance subsidiary, Mackinaw Insurance Company, LLC. became a member of the FHLB of Indianapolis ("FHLBI"). As a member of the FHLBI, Mackinaw has access to a variety of products and services offered by the FHLB system, including short-term secured advances. In September 2014, the FHLBI's regulator, the Federal Housing Finance Administration ("FHFA") issued a notice of proposed rule making which, among other things, would exclude from membership in the FHLB system any captive insurance company which became a member of the FHLB after publication of the proposed rule, which would include Mackinaw. If the FHFA's proposed rule is adopted as the final rule, Mackinaw would be ineligible to continue as a member of the FHLBI as of the effective date of the final rule. Currently, the proposed rule is under reconsideration by the FHFA amid heavy pressure to not impose additional limits on membership in the FHLB system, particularly from the captive insurance industry and mortgage REITs. If the rule is adopted as proposed, Mackinaw would be required to immediately terminate such membership and to promptly repay any outstanding advances from the FHLBI.

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

Highlights of the Third Quarter and First Nine Months of 2015

Fixed income markets have experienced an extended period of interest rate volatility during the first nine months 2015 as they continue to assess U.S. economic performance, the prospects for higher inflation, and potential actions by the Federal Reserve. The yield on 10-year U.S. Treasury securities began 2015 at 2.17%, briefly rallied to 1.64% before ending the first quarter of 2015 at 1.92%. The rally in Treasuries during the first quarter was driven by growing sentiment that economic growth in the U.S. was decelerating given signs of slower global economic growth.

During the second quarter of 2015, the 10-year U.S. Treasury sold-off from 1.92% to 2.35% and a steeper yield curve, as measured by the difference between the yield on the 2-year U.S. Treasury bonds versus the 10-year U.S. Treasury bonds, suggested positive signs of economic growth in the U.S. even though global economic growth continued to weaken and global central banks began easing monetary conditions. During the second quarter, the FOMC was guiding markets to anticipate an interest rate hike in 2015. As of June 30, 2015, market participants generally expected the FOMC to increase the targeted Federal Funds rate by 0.25% in December 2015, the first increase in that rate since 2006. The Federal Funds futures market, which serves as a market indicator of future FOMC policy, was also reflecting the expectation that the FOMC would continue increasing rates with four increases of 0.25% in the Federal Funds rate through 2016 and over six 0.25% increases through 2017.

During the third quarter of 2015, the financial markets substantially reset their expectations with respect to the timing and pace of changes in Federal Reserve monetary policy, and particularly increases to the Federal Funds rate, given continued global economic uncertainty and its potential impact on the U.S and relatively muted inflation. As a result, interest rates rallied similar to the first quarter of 2015 as can be seen in the table below and investment credit spreads widened amid heightened market volatility. As of September 30, 2015, the Federal Funds futures market is forecasting that the first rate increase by the FOMC is most probable in March 2016 and has reduced its expectations to approximately two 0.25% increases by the end of 2016 and a total of approximately four 0.25% increases through the end of 2017.

Below is a table comparing the interest rates for U.S. Treasury and interest swap rates as of September 30, 2015 and June 30, 2015:

	3 Month	6 Month	1 Year	2 Year	3 Year	5 Year	7 Year	10 Year
U.S. Treasury Rates:
September 30, 2015	—%	0.08%	0.33%	0.64%	0.92%	1.37%	1.75%	2.06%
June 30, 2015	0.01%	0.11%	0.28%	0.64%	1.01%	1.63%	2.07%	2.35%
Change	(0.01)%	(0.03)%	0.05%	—%	(0.09)%	(0.26)%	(0.32)%	(0.29)%

Interest Rate Swap Rates:
September 30, 2015	0.33%	0.39%	0.50%	0.75%	0.99%	1.39%	1.70%	2.01%
June 30, 2015	0.28%	0.35%	0.51%	0.90%	1.25%	1.78%	2.14%	2.46%
Change	0.05%	0.04%	(0.01)%	(0.15)%	(0.26)%	(0.39)%	(0.44)%	(0.45)%

Given the environment discussed above, for the third quarter of 2015 we reported comprehensive loss to common shareholders of $(11.9) million, or $(0.22) per common share, net loss to common shareholders of $(39.3) million, or $(0.74) per common share, and a decline in book value of $(0.34) to $8.19 per common share as of September 30, 2015. Net loss to common shareholders and the decline in book value per common share resulted primarily from our investments under-performing relative to our derivative hedging instruments. During the third quarter of 2015, we recorded losses on derivative hedging instruments of $(52.7) million, of which $(47.5) million was due to the change in fair value as a result of the decline in interest rates, particularly on the long end of the yield curve. This loss was partially offset by $26.7 million of other comprehensive income from unrealized gains on our MBS. Prices of MBS moved higher during the quarter as a result of lower interest rates, but the widening in credit spreads during the quarter, particularly in Agency CMBS and non-Agency CMBS IO, partially offset the unrealized gains on MBS during the quarter.

For the nine months ended September 30, 2015, comprehensive loss to common shareholders was $(12.1) million, or $(0.22) per common share, net loss to common shareholders was $(22.9) million, or $(0.42) per common share, and book value per common share declined $(0.83) to $8.19 versus $9.02 at December 31, 2014. Similar to the third quarter, comprehensive loss and book value per common share for the year were impacted by our assets under-performing relative to our derivative hedging instruments, partially offset by the net interest income earned on our investment portfolio. Of the ($61.0) million net loss on derivative instruments for the nine month period, ($56.6) million was due to the change in fair value while the change in net unrealized gain on investments was $8.0 million. A portion of this difference was due to widening credit spreads on investments during the first nine months of 2015 and from valuation differences in our assets versus the related hedges (commonly referred to as basis risk). We also added derivatives during the year that experienced losses as interest rates rallied in the third quarter.

Core net operating income, a non-GAAP measure which excludes changes in fair value of MBS and derivatives as well as certain other items, was$12.5 million, or $0.24 per common share, for the third quarter of 2015. Sales of lower yielding RMBS late in the second quarter of 2015 and reinvestments into higher yielding CMBS and CMBS IO resulted in a larger average balance of investments and higher net interest spread, favorably impacting third quarter results by approximately $1.0 million, or $0.02 per common share. Core net operating income also increased by approximately $0.01 over the prior quarter due to the decrease in our weighted average common shares outstanding as a result of share repurchases. An increase of $1.7 million, or $0.03 per common share, in prepayment penalty income from CMBS and CMBS IO was partially offset by an increase of $1.1 million, or $0.02 per common share, in additional premium amortization resulting from differences in actual and projected prepayment speeds on Agency RMBS and a decrease in equity in income of limited partnership of $0.7 million, or $0.01 per common share. Actual prepayment speeds on the Company's Agency RMBS as measured by constant prepayment rate, or CPR, were 18.8% during the third quarter of 2015 versus 16.7% during the second quarter of 2015 as the overall lower rate environment has continued to result in higher prepayment speeds on RMBS.

Overall leverage increased to 6.4 times total shareholders’ equity as of September 30, 2015 from 6.2 times as of June 30, 2015 and from 5.1 times as of December 31, 2014. The increase in leverage during the third quarter is primarily due to our shareholders' equity declining faster than our total liabilities since June 30, 2015. Shareholders' equity declined primarily as a result of our comprehensive loss for the third quarter of 2015 and our stock repurchases of 3.5 million shares of common stock. We used our excess capital returned on our investments to fund these repurchases at an average price of $6.92 per common share, a substantial discount to book value which we believe will have accretion potential to shareholders in the coming months. Our increase in leverage since December 31, 2014 is primarily the result of share repurchases of approximately 4.4 million shares during the past nine months as well as increased borrowings used to finance the higher credit quality CMBS we have been acquiring throughout 2015.

Management's Outlook

We have long held the view that global economic uncertainty would ultimately limit the ability of the FOMC to raise rates and should keep longer term rates in the U.S. low for the foreseeable future. As a result, we continue to maintain a positive duration gap (i.e., we are more sensitive to an increase in interest rates than a decrease in interest rates). Our duration gap as currently positioned exposes us to a bear flattener (where short-term rates increase quickly) or a parallel shift in interest rates (where all points on the curve increase by the same amount). Reducing our duration gap, however, would expose us to risk from a sudden downward movement in interest rates, an event which we deem has a reasonable probability of occurring given the weakness in global economic conditions. Credit spread widening on our assets remains the largest risk to our book value per common share. Spreads have widened throughout 2015, though further material widening of credit spreads in our opinion seems less likely unless there is an unexpected shock to the markets.

As noted above, we believe that the FOMC's ability to move rates higher is constrained at this point, given tepid U.S. and global economic performance, despite our view that the FOMC would prefer to raise rates. However, as we have noted before, if the FOMC raises the Federal Funds Rate in 2015, we expect our borrowing costs to rise and our net interest income and net interest spread to decline. A decline in our net interest income could result in a reduction of our common stock dividend depending, among other things, on the outlook for future increases in the Federal Funds rate. We will continue to actively manage hedging activity based on our view of Federal Reserve policy and the path of the Federal Funds Rate as well as the shape of the yield curve.

From an investment point of view, we continue to focus on multifamily Agency CMBS, Agency and non-Agency CMBS IO as well as selectively investing in RMBS focusing on re-performing and non-performing loan securitizations ("RPL/NPL securities"). We currently see less value in hybrid ARMs given the lack of supply which has increased prices and reduced available yields on this investment. With credit spreads widening in the third quarter of 2015, risk-adjusted returns on new investments are now more compelling than in prior quarters. We expect that liquidity concerns of market participants could lead to buying opportunities of these assets heading into the year end. Because our common shares continue to trade at a substantial discount to book value, we will continue to evaluate the benefits of repurchasing of our common stock versus the improved returns on new investment opportunities as we decide how to allocate our capital going forward.

From a financing point of view, we expect to continue to expand our business with the FHLBI, which represents a potential source of stable and lower cost financing for our high credit-quality investments. As noted above under "Factors That Affect Our Financial Condition and Results of Operations", Mackinaw's membership as a captive insurer in the FHLB system is under review by the FHFA. We are optimistic that the FHFA will give captive insurer members and the FHLB system ample time and opportunity to address its concerns.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report

on Form 10-K for the year ended December 31, 2014 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2015.

FINANCIAL CONDITION

The chart below presents the amortized cost of our MBS investments by collateral and issuer type as of the end of the last four quarters.

Since December 31, 2014, we have been shifting our capital away from Agency RMBS investments in order to reduce our prepayment risk exposure by focusing on the Agency CMBS sector which generally provide more stable cash flows and have more protection from prepayment risk as a result of prepayment penalty and other yield maintenance provisions. The following sections provide additional information on the details of our investment portfolio as well as related financing.

RMBS

Activity related to our RMBS for the nine months ended September 30, 2015 is as follows:

($ in thousands)	Agency RMBS	Non-Agency RMBS	Total
Balance as of December 31, 2014	$2,186,700	$22,448	$2,209,148
Purchases	—	72,688	72,688
Principal payments	(310,845)	(24,320)	(335,165)
Sales	(155,932)	—	(155,932)
Net (amortization) accretion	(18,262)	35	(18,227)
Change in fair value	9,212	(209)	9,003
Balance as of September 30, 2015	$1,710,873	$70,642	$1,781,515

Our investment in RMBS as of September 30, 2015 has decreased since December 31, 2014 as principal paydowns and sales have outpaced purchases. Our RMBS are collateralized substantially by ARMs and hybrid ARMs which carry greater prepayment risk in the current low interest rate environment. During the past nine months, we have sold certain lower yielding

Agency ARMs that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon.

As of September 30, 2015, approximately 96% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR, which was 0.85% as of September 30, 2015. The following table presents the reset margin and weighted average coupon (“WAC”) by weighted average months to reset ("MTR") for the variable-rate portion of our Agency RMBS portfolio based on par value as of the dates indicated:

	September 30, 2015			December 31, 2014
($ in thousands)	Par Value	Reset Margin	WAC	Par Value	Reset Margin	WAC
0-12 MTR	$342,290	1.80%	2.70%	$486,638	1.77%	2.75%
13-36 MTR	380,980	1.79%	3.54%	286,741	1.84%	3.87%
37-60 MTR	118,689	1.80%	2.94%	399,643	1.79%	3.22%
61-84 MTR	505,025	1.79%	3.17%	268,864	1.80%	3.54%
85-120 MTR	269,116	1.61%	2.55%	627,772	1.69%	2.75%
ARMs and Hybrid ARMs	1,616,100	1.76%	3.04%	2,069,658	1.77%	3.10%
Fixed	15,842		2.50%	17,149		2.51%
Total	$1,631,942		3.04%	$2,086,807		3.09%

As shown in the preceding table, the weighted average coupon we earned on each MTR category was lower as of September 30, 2015 compared to December 31, 2014. These lower coupons combined with lower balances of Agency RMBS resulted in declining interest income from our Agency RMBS during the nine months ended September 30, 2015.

We have increased our non-Agency RMBS portfolio since December 31, 2014 with purchases of senior tranches of non-performing loan securities with short durations ranging between one and two years. Although these investments do not have a credit rating issued by any of the nationally recognized statistical ratings organization, they have substantial credit enhancement within the securitization structure, and we believe that they offer an attractive return profile with relatively stable cash flows. These non-Agency RMBS were purchased at or near par and had a weighted average yield of 3.54% for the nine months ended September 30, 2015.

CMBS

Our Agency CMBS are collateralized primarily by fixed rate mortgage loans secured by multifamily properties. Our non-Agency CMBS are collateralized by fixed rate mortgage loans secured by income producing properties such as office, retail, and multifamily. Both Agency and non-Agency CMBS will generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) to prevent early voluntary prepayment of principal.

Activity related to our CMBS for the nine months ended September 30, 2015 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2014	$335,197	$208,038	$543,235
Purchases	767,277	12,999	780,276
Principal payments	(24,448)	(28,157)	(52,605)
Sales	(99,709)	—	(99,709)
Net (amortization) accretion	(4,188)	210	(3,978)
Change in fair value	1,374	849	2,223
Balance as of September 30, 2015	$975,503	$193,939	$1,169,442

Our CMBS portfolio has increased over 115% since December 31, 2014. Approximately 98% of our purchases during the past nine months were new issue Agency CMBS. Agency CMBS have offered more compelling risk-adjusted returns and a more stable cash flow profile amid the volatile interest rate environment during the year, given their limited prepayment and extension risks compared to RMBS.

The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of September 30, 2015 by year of origination:

	September 30, 2015
CMBS by year of origination:	Par Value	Amortized Cost	Months to Estimated Maturity (1)
($ in thousands)
2008 and prior	$98,909	$94,571	35
2009 to 2012	262,058	272,278	44
2013 to 2014	110,247	110,647	51
2015	667,920	668,310	123
	$1,139,134	$1,145,806	90

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of September 30, 2015:

	September 30, 2015
($ in thousands)	Fair Value	Percentage
Florida	$60,039	31.0%
California	22,023	11.4%
Texas	21,332	11.0%
North Carolina	13,514	7.0%
Arizona	12,677	6.5%
Remaining states (not exceeding 6.1% individually)	64,354	33.1%
	$193,939	100.0%

The following table presents the fair value of the non-Agency CMBS by the property type of the collateral underlying those securities as of September 30, 2015:

	September 30, 2015
($ in thousands)	Fair Value	Percentage
Single Family Rental	$101,164	52.2%
Multifamily	44,994	23.2%
Office	30,886	15.9%
Industrial	4,355	2.2%
Other (none exceeding 5% individually)	12,540	6.5%
	$193,939	100.0%

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

Activity related to our CMBS IO for the nine months ended September 30, 2015 is as follows:

($ in thousands) (1)	Agency CMBS IO	Non-Agency CMBS IO	Total
Balance as of December 31, 2014	$438,737	$325,119	$763,856
Purchases	79,443	122,579	202,022
Principal payments	—	—	—
Sales	(40,359)	(43,403)	(83,762)
Net (amortization) accretion	(56,021)	(36,118)	(92,139)
Change in fair value	(674)	(2,531)	(3,205)
Balance as of September 30, 2015	$421,126	$365,646	$786,772

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

The following table presents our CMBS IO investments as of September 30, 2015 by year of origination:

	September 30, 2015		Three Months Ended September 30, 2015
CMBS IO by year of origination:	Amortized Cost	Fair Value	Average Yield
($ in thousands)
2010	$13,713	$14,541	4.39%
2011	52,024	55,746	4.66%
2012	138,327	142,902	3.82%
2013	161,547	164,774	3.65%
2014	237,208	239,504	3.84%
2015	169,146	169,305	3.77%
	$771,965	$786,772	3.85%

The following table presents the geographic diversification of the collateral underlying our non-Agency CMBS IO by the top 5 states as of September 30, 2015:

	September 30, 2015
($ in thousands)	Fair Value	Percentage
California	$46,031	12.6%
Texas	40,495	11.1%
New York	34,276	9.4%
Florida	31,227	8.5%
Georgia	13,767	3.8%
Remaining states (not exceeding 3.5% individually)	199,850	54.6%
	$365,646	100.0%

The following table presents the fair value of the non-Agency CMBS IO by the property type of the collateral underlying those securities as of September 30, 2015:

	September 30, 2015
($ in thousands)	Fair Value	Percentage
Retail	$101,521	27.8%
Multifamily	81,275	22.2%
Office	66,282	18.1%
Hotel	49,419	13.5%
Other (none exceeding 5% individually)	67,149	18.4%
	$365,646	100.0%

Derivative Assets and Liabilities

Our derivative assets and liabilities consist of interest rate swap agreements and Eurodollar futures, which we use to hedge our earnings and book value exposure to fluctuations in interest rates. Eurodollar futures represent forward starting 3-month LIBOR contracts and allow us to synthetically replicate swap curves and/or hedge specific points on the swap curve where we may have duration risk by shorting contracts at various points of the LIBOR curve. We use both pay-fixed and receive-fixed interest rate swaps to manage our overall hedge position. As of September 30, 2015, the weighted average notional amount of interest rate derivatives that will be effective for future periods are shown in the following table:

Effective Period	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted Average Rate (1)	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted Average Rate (1)	Eurodollar Futures (2)	Eurodollar Futures Weighted-Average Rate (1)
($ in thousands)
Remainder of 2015	$865,000	1.53%	$325,000	1.95%	$—	—%
Effective 2016	2,207,896	1.45%	325,000	1.95%	—	—%
Effective 2017	2,116,534	1.48%	325,000	1.95%	212,534	3.40%
Effective 2018	1,105,000	1.74%	325,000	1.95%	681,027	3.74%
Effective 2019	964,027	1.79%	249,863	1.96%	487,055	4.00%
Effective 2020	716,516	2.28%	50,000	2.23%	194,604	4.56%
Effective 2021	785,000	2.51%	25,000	2.71%	—	—%
Effective 2022	713,082	2.68%	25,000	2.71%	—	—%
Effective 2023	592,534	2.68%	25,000	2.71%	—	—%
Effective 2024	585,000	2.69%	17,896	2.71%	—	—%
Effective 2025	200,959	2.85%	—	—%	—	—%
(1) Weighted average rate is based on the weighted average notional outstanding.
(2) Eurodollar futures are based on an annual weighted average notional outstanding.

During the nine months ended September 30, 2015, we added pay-fixed interest rate swaps, net of receive-fixed, with a notional of $2.3 billion, net of terminated instruments, at a net weighted average pay-fixed rate of 1.02%, of which $2.2 billion are forward-starting. We terminated $10.3 billion of Eurodollar futures with a weighted average rate of 1.98%. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements contained in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q as well as "Loss on Derivative Instruments, Net" within "Results of Operations" contained within this Part 1, Item 2 for additional information related to our derivative assets and liabilities.

Repurchase Agreements and FHLB Advances

Our repurchase agreement borrowings as of September 30, 2015 were relatively unchanged compared to December 31, 2014. Our investment purchases, net of sales and principal paydowns for the past nine months were approximately $327.8 million. The majority of our investment purchases were Agency CMBS which we financed using proceeds from sales of Agency RMBS as well as $255.0 million in FHLB advances as of September 30, 2015. FHLB advances provide a more stable source of funding and lower costs of financing.

We have reduced the combined weighted average original term to maturity for our repurchase agreements to 57 days as of September 30, 2015 from 144 days as of December 31, 2014 by rolling our longer term borrowings at their maturity dates into shorter term borrowings in order to minimize increases in our interest expense. The cost of longer maturity borrowings has increased significantly compared to December 31, 2014 as a result of our lenders anticipating increases by the FOMC of the Federal Funds rate throughout the first nine months of 2015.

As of September 30, 2015 and December 31, 2014, approximately 84% and 86%, respectively, of our repurchase agreement and FHLB borrowings were collateralized with Agency MBS which carry lower liquidity and credit risk than non-Agency MBS.

The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$85,740	$85,198	$77,024	$73,553	$8,133	$7,279
AA	52,643	52,642	47,221	65,937	65,937	57,619
A	35,859	35,859	29,958	30,828	30,828	25,384
Below A/Not Rated	19,697	10,340	8,298	37,720	35,318	24,613
	$193,939	$184,039	$162,501	$208,038	$140,216	$114,895

Non-Agency CMBS IO:
AAA	$306,555	$306,545	$258,266	$321,154	$311,184	$263,510
AA	56,397	55,488	47,109	1,057	1,057	1,005
Below A/Not Rated	2,694	2,694	2,280	2,908	2,908	2,467
	$365,646	$364,727	$307,655	$325,119	$315,149	$266,982

Non-Agency RMBS:
Below A/Not Rated	$70,642	$70,045	$56,993	$22,448	$21,787	$17,594
	$70,642	$70,045	$56,993	$22,448	$21,787	$17,594

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

We had a comprehensive loss to common shareholders of $(11.9) million for the three months ended September 30, 2015 compared to comprehensive income to common shareholders of $14.1 million for the three months ended September 30, 2014. The significant difference in our results for these two periods is primarily explained by the differences in the macroeconomic environment of the third quarter of 2015 compared to the third quarter of 2014.

As discussed in "Highlights of the Third Quarter and First Nine Months of 2015", the third quarter of 2015 was a period of heightened market volatility, resulting in a rally in interest rates and a widening of credit spreads. As a result, we experienced unfavorable changes in the fair value of derivatives of ($51.0) million, partially offset by favorable changes in the fair value of our MBS of $26.7 million. In contrast, credit spreads on MBS in the the third quarter of 2014 were generally tighter as lower volatility drove demand for fixed income assets. We took that opportunity to sell certain of our assets most at risk to experience spread widening from a return of volatility, which resulted in $9.1 million in net realized gain on sales of investments. The spread tightening during the third quarter of 2014 offset the impact of higher interest rates on the fair value of our investments. As a result, we experienced a net increase in the fair value of our derivatives, net of MBS, of $0.2 million for the third quarter of 2014 compared to a net decrease in fair value of derivatives, net of MBS, of ($24.3) million during the same quarter in 2015.

For the nine months ended September 30, 2015, we had a comprehensive loss to common shareholders of $(12.1) million compared to comprehensive income to common shareholders of $67.5 million for the nine months ended September 30, 2014. Similar to the third quarter comparison above, these periods had significant differences in their macroeconomic environments. While we have been experiencing heightened market volatility and widening credit spreads for the the majority of 2015, the first nine months of 2014 marked a period of subdued volatility and tighter credit spreads. As a result, the change in fair value of derivatives, net of MBS was a net unfavorable $48.6 million for the nine months ended September 30, 2015 compared to a net favorable change in fair value of MBS, net of derivatives of $(25.7) million for the nine months ended September 30, 2014.

Interest Income and Asset Yields

Interest income includes gross interest earned from the coupon rate on the securities, effects of premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items. The following tables present information regarding interest income earned and effective yield on our MBS by collateral type for the periods indicated:

	Three Months Ended
	September 30,
	2015			2014
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency	$5,897	$1,782,348	1.68%	$10,446	$2,411,409	1.80%
Non-Agency	665	73,234	3.63%	134	11,172	4.61%
	6,562	1,855,582	1.76%	10,580	2,422,581	1.82%

CMBS:
Agency	6,986	963,236	2.91%	2,747	326,068	3.48%
Non-Agency	4,700	200,827	5.53%	4,663	345,544	5.37%
	11,686	1,164,063	3.36%	7,410	671,612	4.45%

CMBS IO:
Agency	4,047	419,573	3.80%	4,506	405,987	4.24%
Non-Agency	3,470	350,383	3.91%	2,711	269,409	3.99%
	7,517	769,956	3.85%	7,217	675,396	4.14%

Total MBS portfolio:	$25,765	$3,789,601	2.68%	$25,207	$3,769,589	2.70%

	Nine Months Ended
	September 30,
	2015			2014
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency	$24,267	$1,964,949	1.69%	$33,479	$2,517,939	1.79%
Non-Agency	1,718	62,707	3.65%	808	13,792	6.99%
	25,985	2,027,656	1.75%	34,287	2,531,731	1.82%

CMBS:
Agency	16,354	697,808	3.08%	8,827	325,151	3.57%
Non-Agency	9,322	204,168	5.66%	14,821	357,240	5.52%
	25,676	901,976	3.66%	23,648	682,391	4.59%

CMBS IO:
Agency	12,088	420,057	3.82%	14,437	435,889	4.36%
Non-Agency	9,939	334,330	3.94%	6,732	217,884	4.09%
	22,027	754,387	3.88%	21,169	653,773	4.27%

Total MBS portfolio:	$73,688	$3,684,019	2.65%	$79,104	$3,867,895	2.72%
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

The following tables present the estimated impact of changes in average balances and average yields on interest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2015 vs. September 30, 2014			September 30, 2015 vs. September 30, 2014
		Due to Change in			Due to Change in
($ in thousands)	Increase (Decrease)	Average Balance	Effective Yield	Increase (Decrease)	Average Balance	Effective Yield
RMBS	$(4,018)	$(2,605)	$(1,413)	$(8,302)	$(7,024)	$(1,278)
CMBS	4,276	5,864	(1,588)	2,028	3,621	(1,593)
CMBS IO	300	968	(668)	858	3,123	(2,265)
Total	$558	$4,227	$(3,669)	$(5,416)	$(280)	$(5,136)

Interest income increased for the three months ended September 30, 2015 compared to the same period in 2014 because we carried a larger average balance of investments for the third quarter of 2015 versus the same quarter in the prior year. We have shifted our investment mix over the past year by reinvesting proceeds received from principal paydowns and sales of RMBS into CMBS as we believe CMBS currently have a better risk-return profile, given their generally predictable cash flow structure.

Interest income from RMBS decreased for the third quarter of 2015 compared to the third quarter of 2014 primarily because of the decline in the average balance of RMBS as a result of the portfolio shift mentioned above. In addition, interest income and effective yield for RMBS decreased because additional amortization expense as a result of higher prepayment speeds during the third quarter of 2015 had an unfavorable impact of $2.1 million, or 12 basis points of effective yield, compared to an unfavorable impact of $0.6 million, or 3 basis points of effective yield, during the third quarter of 2014. Likewise, the decrease in interest income from RMBS for the nine months ended September 30, 2015 compared to the same period in 2014 was also the result of having a lower average balance of RMBS. Interest income and effective yield for RMBS also decreased as a result of higher premium amortization expense of $2.3 million, or 11 basis points of effective yield, for the nine months ended September 30, 2015 compared to $1.3 million, or 5 basis points of effective yield, for the same period in 2014.

The overall increase in interest income from CMBS for the three and nine months ended September 30, 2015 was driven primarily by our purchases of Agency CMBS during the past nine months. Although the average balance of Agency CMBS was higher for the three and nine months ended September 30, 2015, the effective yields were lower for the three and nine months ended September 30, 2015 compared to the same periods in 2014 because the recently purchased Agency CMBS were acquired when rates and credit spreads were at lower levels than for those existing in the Agency CMBS portfolio as of September 30, 2014. In contrast, while our non-Agency CMBS average balance was lower for the third quarter of 2015 compared to the same quarter in 2014, it earned a higher effective yield as a result of prepayment penalty income of $2.6 million received in the third quarter of 2015.

With respect to CMBS IO, interest income increased for the third quarter of 2015 compared to the third quarter of 2014 because of the increase in average balance of CMBS IO as a result of purchases during the past twelve months, the majority of which were non-Agency. The growth in the average balance slightly outweighed the impact of a lower effective yield which was lower for the third quarter of 2015 compared to the third quarter of 2014 because we earned prepayment penalty income of $0.3 million, or 1 basis point of effective yield, from CMBS IO during the third quarter of 2015 compared to $2.0 million, or 7 basis points of effective yield, for the third quarter of 2014. In addition, yields on CMBS IO we have purchased since September 30, 2014 have been lower than those in the existing portfolio as of September 30, 2014. The increase in interest income for the nine months ended September 30, 2015 compared to the same period in 2015 was also driven primarily by growth in the average balance outweighing the impact of lower effective yields. Although prepayment penalty income was higher at $3.2 million for the nine months ended September 30, 2015 compared to $2.7 million for the same period in 2014, the impact on effective yield for the nine months ended September 30, 2015 was lower at 5 basis points compared to an impact of 13 basis points for the same period in 2014 because of the larger average balance outstanding during the nine months ended September 30, 2015.

The following tables present information regarding net premium amortization by collateral type for the periods indicated:

	Three Months Ended
	September 30,
	2015		2014
($ in thousands)	Net Premium Amortization	Average Balance of Unamortized Premium, Net	Net Premium Amortization	Average Balance of Unamortized Premium, Net
RMBS	$6,880	$88,718	$7,361	$128,636
CMBS	1,274	7,296	1,036	3,444
CMBS IO	$31,504	769,956	29,483	675,396
	$39,658	$865,970	$37,880	$807,476

	Nine Months Ended
	September 30,
	2015		2014
($ in thousands)	Net Premium Amortization	Average Balance of Unamortized Premium, Net	Net Premium Amortization	Average Balance of Unamortized Premium, Net
RMBS	18,226	$100,219	$23,000	$136,850
CMBS	3,977	8,495	2,719	2,610
CMBS IO	92,140	754,387	79,166	653,773
	$114,343	$863,101	$104,885	$793,233

The rate at which we amortize the premiums we pay for our investments is impacted by actual and forecasted prepayments, which is measured by the constant prepayment rate ("CPR") for Agency RMBS. The following table provides the actual CPRs for our Agency RMBS for the periods indicated:

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Agency RMBS	18.8%	16.7%	12.4%	12.5%	15.3%

As mentioned above, the continuing low interest rate environment resulted in increased prepayment speeds for our Agency RMBS for the third quarter of 2015 and for the majority of 2015. As a result primarily of a modest increase in our projected prepayment speeds, we expensed approximately $2.1 million of additional premium amortization for our Agency RMBS for the third quarter of 2015 compared to $0.6 million for the same quarter in 2014 and approximately $2.3 million for the nine months ended September 30, 2015 compared to $1.3 million for the same period in 2014.

Interest Expense, Cost of Funds, and Effective Borrowing Cost

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2015	2014	2015	2014
Interest expense on repurchase agreement borrowings	$4,890	$4,586	$13,821	$14,848
Interest expense on FHLB advances	94	—	100	—
Amortization of de-designated cash flow hedges (1)	857	1,442	2,772	5,339
Non-recourse collateralized financing and other interest expense	18	30	79	76
Total interest expense	$5,859	$6,058	$16,772	$20,263

Average balance of repurchase agreements	$3,220,391	$3,352,599	$3,208,142	$3,434,354
Average balance of FHLB advances	176,747	—	62,785	—
Average balance of non-recourse collateralized financing	8,712	11,626	9,615	12,204
Average balance of borrowings	$3,405,850	$3,364,225	$3,280,542	$3,446,558
Cost of funds	0.67%	0.70%	0.67%	0.78%
(1) Amount recorded in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

The following table presents the differences in interest expense for the comparative periods presented:

	Three Months Ended	Nine Months Ended
($ in thousands)	September 30, 2015 vs. September 30, 2014	September 30, 2015 vs. September 30, 2014
Increase (decrease) in average balance	$57	$(719)
Increase (decrease) in average rate	329	(205)
Decrease in amortization of de-designated cash flow hedges	(585)	(2,567)
Total change in interest expense	$(199)	$(3,491)

The decrease in our interest expense for the third quarter of 2015 compared to the third quarter of 2014 is due to a decline in amortization expense of de-designated cash flow hedges. Excluding that amortization, our interest expense increased as a result of having a higher average borrowing rate and larger average balance outstanding for the three months ended September 30, 2015 compared to the same period in 2014. The average rate of our borrowings was 0.57% for the third quarter of 2015 compared to 0.54% for the third quarter of 2014. The lower volatility environment (particularly related to market expectations of FOMC monetary policy actions in 2015 versus 2014) experienced during the third quarter of 2014 favorably impacted the availability and cost of repurchase agreement financing during that period. In addition, repurchase agreement borrowings that matured during the third quarter of 2015 were rolled over into new agreements in a higher interest rate environment than when initially borrowed as lenders began to price in expectations for increases in the Federal Funds Rate in September 2015. Finally, the average rate for our borrowings was favorably impacted by 2 basis points for the third quarter of 2015 as a result of the replacement of a portion of our repurchase agreement financing with FHLB advances at an average borrowing rate of 0.21%.

Interest expense for the nine months ended September 30, 2015 decreased compared to the same period in 2014 primarily as a result of lower amortization expense of de-designated cash flow hedges. In addition, interest expense decreased because we had a lower average balance of borrowings outstanding during the nine months ended September 30, 2015 compared to the same period in 2014 due to a lower average balance of MBS for the 2015 period versus the 2014 period. The average borrowing rate was approximately 1 basis point lower for the nine months ended September 30, 2015 compared to the same period in 2014 as a result of replacing a portion of repurchase agreement financing with FHLB advances as mentioned above.

Because we use derivative instruments as economic hedges of our interest rate risk exposure, management considers net periodic interest costs from effective derivative instruments to be an additional cost of financing investments. As such, management utilizes a non-GAAP financial measure "effective borrowing cost" which includes the net periodic interest costs of our effective derivative instruments excluded from GAAP interest expense. Effective borrowing cost is included in the calculation of adjusted net interest income, a component of core net operating income discussed further below. The tables below present the reconciliation of GAAP interest expense and cost of funds to our effective borrowing cost and rate for the periods indicated:

	Three Months Ended
	September 30,
	2015		2014
($ in thousands)	Amount	Rate	Amount	Rate
GAAP interest expense/cost of funds	$5,859	0.67%	$6,058	0.70%
Amortization of de-designated cash flow hedges (1)	(857)	(0.10)%	(1,442)	(0.17)%
Net periodic interest costs of derivative instruments	1,752	0.21%	2,271	0.27%
Effective borrowing cost/rate	$6,754	0.78%	$6,887	0.80%

	Nine Months Ended
	September 30,
	2015		2014
($ in thousands)	Amount	Rate	Amount	Rate
GAAP interest expense/cost of funds	$16,772	0.67%	$20,263	0.78%
Amortization of de-designated cash flow hedges (1)	(2,772)	(0.11)%	(5,339)	(0.21)%
Net periodic interest costs of derivative instruments	4,407	0.18%	7,154	0.27%
Effective borrowing cost/rate	$18,407	0.74%	$22,078	0.84%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP and is related to the amortization of the balance in accumulated other comprehensive loss as of June 30, 2013 related to the derivatives for which we discontinued cash flow hedge accounting.

Our net periodic interest costs were lower for the three and nine months ended September 30, 2015 compared to the respective periods in 2014 because we held a lower net average notional balance of derivative instruments at a lower net pay-fixed rate for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

Net Interest Income and Net Interest Spread

The tables below present net interest income and related net interest spread for all of our interest-earning assets and interest-bearing liabilities pursuant to GAAP, and also present the non-GAAP measures "adjusted net interest income" and "adjusted net interest spread" for the periods indicated. "Adjusted net interest income" and "adjusted net interest spread" are calculated using the non-GAAP measure "effective borrowing cost/rate" reconciled in the table above, and therefore include net periodic interest cost of derivative instruments whereas GAAP net interest income and GAAP net interest spread do not.

	Three Months Ended
	September 30,
	2015		2014
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$26,096	2.69%	$26,000	2.73%
GAAP interest expense	5,859	0.67%	6,058	0.70%
Net interest income/spread	20,237	2.02%	19,942	2.03%
Amortization of de-designated cash flow hedges (1)	857	0.10%	1,442	0.17%
Net periodic interest costs of derivative instruments	(1,752)	(0.21)%	(2,271)	(0.27)%
Adjusted net interest income/spread	$19,342	1.91%	$19,113	1.93%

Average interest earning assets (2)	$3,818,142		$3,820,898
Average balance of borrowings (3)	$3,405,850		$3,364,225

	Nine Months Ended
	September 30,
	2015		2014
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$74,722	2.67%	$81,359	2.76%
GAAP interest expense	16,772	0.67%	20,263	0.78%
Net interest income/spread	57,950	2.00%	61,096	1.98%
Amortization of de-designated cash flow hedges (1)	2,772	0.11%	5,339	0.21%
Net periodic interest costs of derivative instruments	(4,407)	(0.18)%	(7,154)	(0.27)%
Adjusted net interest income/spread	$56,315	1.93%	$59,281	1.92%

Average interest earning assets (2)	$3,715,318		$3,921,974
Average balance of borrowings (3)	$3,280,542		$3,446,558

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

(Loss) Gain on Derivative Instruments, Net

The following table provides information on the components of our "loss on derivative instruments, net" for the periods indicated:

	Three Months Ended
	September 30,
($ in thousands)	2015			2014
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value	Total
Receive-fixed interest rate swaps	$1,337	$5,638	$6,975	$236	$103	$339
Pay-fixed interest rate swaps	(3,089)	(45,608)	(48,697)	(2,507)	3,153	646
Eurodollar futures	—	(11,027)	(11,027)	—	3,857	3,857
(Loss) gain on derivative instruments, net	$(1,752)	$(50,997)	$(52,749)	$(2,271)	$7,113	$4,842

	Nine Months Ended
	September 30,
($ in thousands)	2015			2014
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value	Total
Receive-fixed interest rate swaps	$3,709	$6,048	$9,757	$236	$103	$339
Pay-fixed interest rate swaps	(8,116)	(37,681)	(45,797)	(7,390)	(12,666)	(20,056)
Eurodollar futures	—	(24,942)	(24,942)	—	(11,937)	(11,937)
Loss on derivative instruments, net	$(4,407)	$(56,575)	$(60,982)	$(7,154)	$(24,500)	$(31,654)
(1) Amount shown is inclusive of realized gains (losses) from terminated instruments.

We experienced a net loss on derivative instruments for the third quarter of 2015 primarily because of decreases in the fair value of our pay-fixed interest rate swaps as a result of lower interest rates during the quarter. In addition, we experienced a net loss on derivative instruments for the nine months ended September 30, 2015 because of a decline in the fair value of our Eurodollar futures and interest rate swaps also from lower interest rates. As noted in "Financial Condition" above, we added derivative instruments during 2015 when interest rates were higher and the fair value of these instruments fell as interest rates have declined. The decrease in fair value was due to a decrease in the forward rates primarily for 2016, 2017, and 2018, which were the periods covered by the majority of our derivative instruments.
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
The notional amount of derivative instruments we have outstanding from period to period fluctuate based on the composition of our investment portfolio and the current interest rate environment as well as management's expectation of future interest rates. During the three and nine months ended September 30, 2015, we held an average effective notional amount of derivative instruments of $663.9 million and $566.2 million, respectively, compared to $647.6 million and $689.2 million for the same periods in 2014.

Gain (Loss) on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk profile and as we allocate capital to preferred investment opportunities. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	September 30,
	2015		2014
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$(2,634)	$(59)	$53,921	$(1,200)
Non-Agency CMBS	—	—	136,441	8,133
Agency CMBS IO	12,448	172	84,734	1,542
Non-Agency CMBS IO	—	—	12,513	582
	$9,814	$113	$287,609	$9,057

	Nine Months Ended
	September 30,
	2015		2014
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$155,932	$(2,256)	$122,413	$(5,489)
Agency CMBS	99,709	(822)	—	—
Non-Agency CMBS	—	—	146,322	8,550
Agency CMBS IO	40,359	1,646	106,077	1,630
Non-Agency CMBS IO	43,403	1,362	12,513	582
	$339,403	$(70)	$387,325	$5,273

General and Administrative Expenses

General and administrative expenses increased to $4.4 million for the three months ended September 30, 2015 compared to $3.9 million for the three months ended September 30, 2014 primarily because of increased legal expenses. General and administrative expenses were $13.4 million for the nine months ended September 30, 2015 compared to $11.9 million for the nine months ended September 30, 2014. While our compensation and benefits expenses decreased approximately $0.4 million due to lower bonus expenses, other general and administrative expenses increased $2.0 million primarily as a result of increased legal and consulting expenses.

Non-GAAP Financial Measures

In addition to our operating results presented in accordance with GAAP, this Quarterly Report on Form 10-Q contains certain non-GAAP financial measures. Management presents certain of this information because net income (loss) includes changes in fair value of our derivatives but does not include corresponding changes in fair value of our investments. In addition, net interest income and net interest spread exclude the net periodic interest costs of our derivative instruments. Management believes these non-GAAP measures coupled with the GAAP measures more clearly explain our performance from period to period. Management uses these measures in its internal analysis of financial and operating performance and believes that it provides better transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers even though peer companies may present its non-GAAP measures on a different basis than we do. Because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, our GAAP results as reported on the consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, our presentation of core net operating income, effective borrowing cost and rate, adjusted net interest income, and adjusted net interest spread may not be comparable to other similarly-titled measures of other companies.

Schedules reconciling effective borrowing cost, adjusted net interest income, and adjusted net interest spread to their related GAAP financial measures are provided within "Results of Operations" within Part 1, Item 2 of this Quarterly Report on Form 10-Q. Variances in core net operating income are discussed in detail in "Executive Summary" above. The following table presents a reconciliation of our GAAP net income (loss) to our core net operating income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
GAAP net (loss) income to common shareholders	$(39,271)	$28,572	$(22,869)	$17,251
Amortization of de-designated cash flow hedges (1)	857	1,442	2,772	5,339
Change in fair value of derivative instruments, net	50,997	(7,113)	56,575	24,500
(Gain) loss on sale of investments, net	(113)	(9,057)	70	(5,273)
Fair value adjustments, net	(16)	(42)	(75)	(162)
Core net operating income to common shareholders	$12,454	$13,802	$36,473	$41,655

Core net operating income per common share	$0.24	$0.25	$0.67	$0.76
(1) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements and FHLB advances, monthly principal and interest payments we receive on our investments, and cash generated from our operating results.  Additional sources may also include proceeds from the sale of investments, equity offerings, issuances of collateralized financings, and payments received from counterparties from interest rate swap agreements. We use unencumbered cash, Agency MBS, and non-Agency MBS to support additional borrowings. We use our liquidity to fund our investment purchases and other operating costs, to pay down borrowings, to meet margin calls from our lenders, to make payments to counterparties as required under interest rate swap agreements, and to pay dividends on our preferred and common stock.

We continually measure, manage and forecast our liquidity on a daily basis and consider unrestricted cash and cash equivalents, unencumbered Agency MBS, and certain unencumbered non-Agency MBS as our available liquid assets. As of September 30, 2015, our available liquid assets were $149.0 million compared to $215.8 million as of December 31, 2014. Our liquid assets have declined as we have used such assets to fund repurchases of our common stock, increase our investment portfolio, and meet margin calls on our repurchase agreements and interest rate swap agreements. As of September 30, 2015, our liquid assets consisted of unrestricted cash and cash equivalents of $12.6 million and unencumbered Agency MBS of $136.3 million. Generally, we seek to maintain enough liquidity to meet potential margin calls from lenders (as discussed further below), particularly in times of market stress. In addition to the $149.0 million of liquid assets as of September 30, 2015, we also had unencumbered non-Agency MBS of $11.4 million, which we may pledge to lenders as collateral for margin calls. We consider these assets to be less liquid than Agency MBS because they are less likely to be accepted as collateral by lenders during periods of market stress.

Our liquid assets may fluctuate from period to period based on our investment activities and whether we have recently raised, but not yet deployed, equity capital. However, we seek to maintain sufficient liquidity based on the sensitivity analysis and debt-to-equity requirements discussed below, to support our operations and meet our anticipated liquidity needs.

We perform sensitivity analysis on our liquidity based on changes in the value of our investments due to changes in interest rates, credit spreads, lender haircuts and prepayment speeds. We also closely monitor our debt-to-invested equity ratio

(which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to seven (7) times our shareholders' equity. At the individual investment level, our targeted leverage ranges from three (3) to ten (10) times our invested equity capital depending on the investment type. The maximum targets represent fixed limits for leveraging our investment capital. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

Our total liabilities increased to 6.4 times shareholders' equity as of September 30, 2015 from 5.1 times as of December 31, 2014 due to an increase in our borrowings resulting from FHLB advances used to partially finance investment purchases coupled with lower shareholder's equity resulting from declines in the fair value of our derivative instruments and lower additional paid-in capital as a result of share repurchases.

We have historically had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets in general are stable, and currently there is ample availability. However, these markets and the liquidity of our investments remain susceptible to extreme market volatility as was experienced in 2008 and 2009. In addition, in recent periods U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury and the Federal Reserve) have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework (and supplemental bank capital rules) and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit by restricting the number of repurchase agreement lenders and the credit made available by such lenders. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the federal financial and banking regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability. While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2015	$3,055,069	$3,220,391	$3,405,692
June 30, 2015	3,402,964	3,301,590	3,447,628
March 31, 2015	3,185,843	3,101,133	3,239,247
December 31, 2014	3,013,110	3,043,298	3,137,204
September 30, 2014	3,150,254	3,352,599	3,469,491
June 30, 2014	3,447,050	3,454,884	3,496,521
March 31, 2014	3,485,544	3,497,167	3,580,997

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of September 30, 2015, we had repurchase agreement borrowings outstanding with 21 of our 32 available repurchase agreement counterparties at a weighted average borrowing rate of 0.63% compared to 0.55% as of December 31, 2014. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for Agency and non-Agency MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Agency MBS	6.4%	6.4%	6.6%	6.8%	6.6%
Non-Agency MBS	14.9%	14.7%	15.9%	16.0%	18.5%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of September 30, 2015 and as of December 31, 2014:

	September 30, 2015
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$303,600	$56,310
JP Morgan Securities, LLC	318,654	47,959
South Street Financial Corporation	478,846	24,659
Royal Bank of Canada	185,429	22,577
BNP Paribas	98,440	15,827
Remaining counterparties	1,670,100	98,396
	$3,055,069	$265,728

	December 31, 2014
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$286,574	$53,949
JP Morgan Securities, LLC	289,931	48,484
South Street Financial Corporation	608,000	36,483
Bank of America Securities LLC	181,593	15,711
Credit Suisse Securities LLC	103,078	13,258
Remaining counterparties	1,543,934	93,603
	$3,013,110	$261,488

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of September 30, 2015:

($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,094,648	$2,265,911
Asia	375,587	396,975
Europe	584,834	657,911
	$3,055,069	$3,320,797

Certain of our repurchase agreement counterparties require us to comply with various operating and financial covenants. The financial covenants include requirements that we maintain minimum shareholders' equity (usually a set minimum, or a percentage of the highest amount of shareholders' equity since the date of the agreement), maximum decline in shareholders' equity (expressed as a percentage decline in any given period), and limits on maximum leverage (as a multiple of shareholders' equity). Operating requirements include, among other things, requirements to maintain our status as a REIT and to maintain our listing on the NYSE. Violations of one or more of these covenants could result in the lender declaring an event of default which would result in the termination of the repurchase agreement and immediate acceleration of amounts due thereunder. In addition, some of the agreements contain cross default features, whereby default with one lender simultaneously causes default under agreements with other lenders. Violations could also restrict us from paying dividends or engaging in other transactions that are necessary for us to maintain our REIT status.

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

FHLB Advances

The Company’s wholly-owned captive insurance subsidiary, Mackinaw, obtains advances from the FHLBI under an advances, pledge and security agreement which includes collateral requirements similar to our repurchase agreement borrowings, including the FHLBI’s right to require additional pledges of collateral. The agreement also requires Mackinaw to observe the rules of FHLBI membership and is subject to the FHLBI’s credit policies. The FHLBI requires Mackinaw to pledge additional securities or cash as collateral for advances in the event the value of the collateral held by the FHLBI falls below specified levels and gives the FHLBI the right to demand additional collateral in certain circumstance. The agreement also contains customary events of default related to our compliance with FHLBI membership and adherence to its credit policies. An event of default or termination event under the agreement would give the FHLBI the option to terminate all outstanding advances and demand immediate repayment.

As of September 30, 2015, Mackinaw had $255.0 million in outstanding secured advances with a borrowing rate of 0.20%. Our maximum borrowing capacity is limited to the lesser of $750.0 million, 15% of our total assets, or 100% of our total shareholder's equity. As of September 30, 2015, our maximum borrowing capacity was $527.8 million. We had cash of $0.3 million and Agency MBS with a fair value of $273.9 million pledged as collateral for these advances with a haircut requirement of 5%. As of September 30, 2015, our FHLB advances were all due within 30 days.

Please refer to Part II, Item 1A, "Risk Factors" for additional information and risks related to Mackinaw's membership in the FHLBI.

Derivative Instruments

Our derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of September 30, 2015, we had Agency MBS with a fair value of $3.8 million and cash of $78.2 million posted as credit support under these agreements.

Approximately $370 million of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above.

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

We have approximately $58.3 million of deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods that were being hedged by the terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table. Dividend distributions to our shareholders in excess of REIT taxable income, if any, as a result of the hedge loss deductions for the years noted below, will be considered a return of capital to the shareholder.

($ in thousands)	Tax Hedge Loss Deduction
2015	$10,591
2016	24,907
2017	11,171
2018	3,723
2019 - 2026	7,887
$58,279

We also have an estimated NOL carryfoward available as of December 31, 2014 of approximately $90.0 million, which can be used, subject to certain annual limitations, to offset taxable income and help us manage our REIT income distribution requirements.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of September 30, 2015:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$3,056,048	$3,056,048	$—	$—	$—
FHLB advances (1)	255,850	255,850	—	—	—
Non-recourse collateralized financing (2)	8,719	2,321	3,110	1,765	1,523
Operating lease obligations	950	201	419	330	—
Total	$3,321,567	$3,314,420	$3,529	$2,095	$1,523
(1) Includes estimated interest payments calculated using interest rates in effect as of September 30, 2015.
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

Other Matters

As of September 30, 2015, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

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

•
The status of regulatory rule-making or review processes and the status of reform efforts and other business developments in the repurchase agreement financing market or with regard to membership standards of the FHLB system;

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

•	the cost and availability of financing, including the future availability of financing due to changes to regulation of, and capital requirements imposed upon, financial institutions;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	changes in the repurchase agreement financing markets and other credit markets;

•	changes to the membership requirements of the FHLB system, including changes that could terminate the membership of Mackinaw in the FHLBI;

•	changes to the market for interest rate swaps and other derivative instruments, including changes to margin requirements on derivative instruments;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks. These risks can and do cause fluctuations in our shareholders' equity and comprehensive income. We attempt to manage these risks and earn an acceptable return for our shareholders as discussed below.

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

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of September 30, 2015 based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at September 30, 2015, the only declining rate scenario that we present is a downward shift of 25 basis points. In order to include the impact of changes in interest rates on our effective derivative instruments, we are presenting the percentage change in adjusted net interest income (instead of net interest income) because net interest income does not include the net interest payments/receipts on these instruments.

The "percentage change in adjusted net interest income" includes the impact of changes in expected prepayment speeds on our investments and assumes that net proceeds received from pay downs on the investment portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of September 30, 2015 and at yields consistent with those as of that date, adjusted for the parallel shift in the rates below. Changes in types of investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in adjusted net interest income
+100	(0.71)%	(18.96)%
+50	(0.30)%	(8.54)%
-25	0.10%	3.46%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the projected change in market value of our investment portfolio net of derivative hedge instruments for instantaneous changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of September 30, 2015. Unlike the table above where a parallel shift down in interest rates of 25 basis points results in a 0.10% increase in value of our investment portfolio, per the table below, a decline in 2-year and 10-year market interest rates of 10 basis points and 50 basis points results in a net decline in the market value of our investments by (0.11%). The decline results primarily from the expectation that prepayment speeds on our Agency RMBS will significantly increase as a result of the 50 basis point decline in 10-year market interest rates.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in market value (1)
0	+25	0.02%
+10	+50	(0.01)%
+10	+75	(0.05)%
+25	+75	(0.09)%
+25	+0	(0.05)%
+50	+0	(0.12)%
-10	-50	(0.11)%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. The following table presents information about the lifetime and interim interest rate caps (where interim interest rate caps include both initial adjustments of interest rates which generally are 5% as well as periodic adjustments which generally are 2%) on our adjustable-rate Agency MBS portfolio as of September 30, 2015:

Lifetime Interest Rate Caps		Interim Interest Rate Caps
	% of Total		% of Total
>7.4% to 10.0%	87.3%	1.0%	0.5%
>10.0% to 11.0%	8.5%	2.0%	17.7%
>11.0% to 12.1%	4.2%	5.0%	81.8%
	100.0%		100.0%

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

Fluctuations in credit spreads typically vary based on the type of investments. Though market conditions and technical factors such as FOMC monetary policy may impact Agency MBS credit spreads, they will generally have less volatility than non-Agency MBS. This is due to the fact that market participants generally view these securities, given their guarantee of principal by GSEs, as more liquid (i.e., more easily converted into cash) than non-Agency MBS. The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of September 30, 2015:

Basis Point Change in Market Credit Spreads	Percentage change in market value of investments
+50	(2.1)%
+25	(1.1)%
-25	1.1%
-50	2.2%

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

We have prepayment risk for all of our investments which we own at a premium to their par value. The majority of the loans underlying our RMBS are ARMs or hybrid ARMs and do not have any specific prepayment protection. Prepayments on these loans generally accelerate in a declining interest rate environment, as the loans age, and as the loans near their respective interest rate reset dates, particularly the initial reset date. Our prepayment models anticipate acceleration of prepayments in these events. To the extent the actual prepayments exceed our modeled prepayments, or if we change our future prepayment expectations, we will record adjustments to our premium amortization which may negatively impact our net interest income and could impact the fair value of our RMBS.

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$20,234	2.70%	$20,752	2.69%	$27,953	2.74%	$31,428	2.75%
13-36 MTR	24,039	3.54%	22,874	3.63%	19,870	3.83%	19,667	3.87%
37-60 MTR	5,128	2.94%	10,126	3.07%	17,749	3.19%	21,820	3.22%
> 60 MTR	34,068	2.96%	36,501	2.97%	38,789	2.97%	40,729	2.98%
Fixed rate	(8)	2.50%	(9)	2.50%	(9)	2.50%	(9)	2.51%
Total premium, net	$83,461	3.04%	$90,244	3.05%	$104,352	3.08%	$113,635	3.09%
Par balance	$1,631,942		$1,741,996		$1,942,332		$2,086,807
Premium, net as a % of par value	5.1%		5.2%		5.4%		5.4%

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

($ in thousands)	September 30, 2015	December 31, 2014
Fannie Mae	$25,605	$28,765
Freddie Mac	395,521	408,698
Ginnie Mae	—	1,274
Non-Agency CMBS IO	365,646	325,119
	$786,772	$763,856

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

The following table presents information on our non-Agency MBS by credit rating as of September 30, 2015:

	September 30, 2015
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$85,740	$306,555	$—	$392,295	62.2%
AA	52,643	56,397	—	109,040	17.3%
A	35,859	—	—	35,859	5.7%
Below A or not rated	19,697	2,694	70,642	93,033	14.8%
	$193,939	$365,646	$70,642	$630,227	100.0%

 Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities. In general, our repurchase agreements provide a source of uncommitted short-term financing that finances a longer-term asset, thereby creating a mismatch between the maturity of the asset and of the associated financing. Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing. In addition, repurchase agreements are collateral based and declines in the market value of our investments subject us to liquidity risk. We also have liquidity risk from the use of FHLB advances while the FHFA considers its proposed rules that, if adopted, would terminate Mackinaw’s membership in the FHLBI. If Mackinaw’s membership in the FHLBI is terminated, we will not be able to obtain additional FHLB advances and we would be required to replace our FHLB advance financing with other financing sources.

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part 1, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to the case styled Basic Capital Management, Inc. et al. v. Dynex Commercial, Inc., et al., Cause No. DC-03-00675, 68th Judicial Dist. Ct., Dallas Co., Tex., on July 20, 2015, American Realty Trust, Inc. (“ART”) and other related entities obtained a final judgment in the principal amount of $46.5 million against Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company also known as DCI Commercial, Inc. ART’s portion of the judgment against DCI is $24.9 million. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company was a party to this lawsuit until the Fifth Court of Appeals in Dallas, Texas affirmed in May 2013 the trial court’s decision with respect to a take nothing judgment against the Company.

On July 31, 2014, in a case styled ART Midwest, Inc., et al. v. David M. Clapper, et al., Cause No. 3:99-CV-2355-N, U.S. Dist. Ct., N.D. Tex., David M. Clapper, Atlantic XIII, LLC, and Atlantic Midwest, LLC (the “Clapper Parties”) obtained a final judgment against ART in the principal amount of $46.9 million.

On July 31, 2015, the Clapper Parties filed an Application for Writ of Garnishment against DCI and the Company in U.S. Dist. Ct., N.D. Tex. (“Garnishment Action”). In the Garnishment Action, the Clapper Parties seek to garnish ART’s judgment against DCI and allege that the Company is “the apparent successor to DCI.”

In September 2015, the Company filed a motion to dismiss the Garnishment Action against it on the grounds that, among other things, the Clapper Parties have alleged no facts to support any allegations against the Company and have requested no relief against the Company. The Company’s motion to dismiss is pending. If the motion to dismiss is denied, the Company intends to vigorously defend itself in this action, including seeking to recover its attorneys’ fees and costs under Texas law.

There have been no material changes during the three or nine months ended September 30, 2015 for the legal proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2014 other than those disclosed above.

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

The following table summarizes repurchases of our common stock that occurred during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
July 1, 2015 - July 31, 2015	612,425	$7.57	612,425	38,678
August 1, 2015 - August 31, 2015	1,276,619	$6.87	1,276,619	29,905
September 1, 2015 - September 30, 2015	1,633,951	$6.71	1,633,951	18,948
Total	3,522,995	$6.92	3,522,995

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 5, 2015	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	November 5, 2015	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)