Form 10-K
period 2015-12-31
DYNEX CAPITAL INC
filed 2016-03-08
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Yes           ☐           No           ☒

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $376,818,281 based on the closing sales price on the New York Stock Exchange of $7.62.

On February 29, 2016, the registrant had 48,952,860 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2016 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2015, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”).  We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2015.  See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

We invest in Agency and non-Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only ("IO") securities. Agency MBS have a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity ("GSE") such as Fannie Mae and Freddie Mac. Non-Agency MBS have no such guaranty of payment. Due to the guaranty of principal payment by a GSE, Agency MBS are the highest credit quality MBS available for investment. We seek to invest in Agency MBS and higher quality MBS (typically rated 'A' or better by one or more of the nationally recognized statistical rating organizations) to limit our exposure to credit losses and to minimize fluctuations in fair value from widening in credit spreads. In addition, Agency MBS and higher-rated MBS are typically more liquid (i.e., they are more easily converted into cash either through sales or pledges as collateral for repurchase agreement borrowings) than lower-rated MBS.

Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments. We invest our capital pursuant to our Operating Policies as approved by our Board of Directors which include an Investment Policy and Investment Risk Policy as discussed further below. We use leverage to enhance the returns on our invested capital by pledging our investments as collateral for borrowings such as repurchase agreements as discussed further below.

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

We also invest in non-Agency RMBS, which do not carry a principal guarantee from the U.S. government or a GSE. Non-Agency RMBS are collateralized by non-conforming residential mortgage loans and are tranched into different credit classes of securities with payments to junior classes subordinate to senior classes. Some of the non-Agency RMBS that we invest in may be collateralized by loans which are delinquent, the repayment of which is expected to come from foreclosure and liquidation of the underlying real estate. We generally invest in senior classes of non-Agency RMBS which may include unrated securities. We seek to invest in non-Agency RMBS that we judge to have sufficiently high collateralization to be likely to protect the principal balance of our investment from credit losses on the underlying loans.

CMBS. Our Agency and non-Agency CMBS are collateralized by first mortgage loans and are primarily fixed-rate securities backed by multifamily housing and other commercial real estate property types such as office building, retail, hospitality, and health care. Loans underlying CMBS generally are geographically diverse, are fixed-rate, mature in ten to twelve years and have amortization terms of up to 30 years. Typically these loans have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay. Non-Agency CMBS also includes securities that are backed by pools of single-family rental homes which have variable-rates that reset monthly based on an index rate, such as LIBOR.

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive interest payments (but not principal cash flows) based on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. The loans collateralizing CMBS IO pools are very similar in composition to the pools of loans that generally collateralize CMBS as discussed above. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Because CMBS IO receive no principal payments, CMBS IO securities generally have some form of prepayment protection including absolute loan prepayment lock-outs, loan prepayment penalties, or yield maintenance requirements associated with the underlying loans similar to CMBS described above.

Operating Policies and Restrictions

Our Operating Policies, which are reviewed and approved by the Board, set forth investment and risk limitations as they relate to the Company's investment activities and set parameters for the Company's investment and capital allocation decisions. Our Operating Policies require that we manage our operations and investments to comply with various REIT limitations (as discussed further below in “Federal Income Tax Considerations”) and to avoid qualifying as an investment company as such term is defined in the Investment Company Act of 1940 (the "1940 Act") or as a commodity pool operator under the Commodity Exchange Act.

As of December 31, 2015, our Operating Policies target an asset allocation of 60% to Agency MBS and 40% to non-Agency MBS. For securities rated BBB+ or lower at the time of purchase by any of the nationally recognized statistical ratings organizations, our Operating Policies limit our investment in these securities to $250 million in market value and limit our shareholders’ equity at risk to $50 million. We also conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating. In addition, our purchases of non-rated MBS in recent years have been shorter duration securities which we believe to have minimal credit risk.

Our Operating Policies also limit the overall leverage of the Company to seven times our shareholders’ equity capital and place limits on certain risks to which we are exposed, such as interest rate and convexity risk, our earnings at risk, and our shareholders’ equity at risk from changes in fair value of our investment securities as a result of changes in interest rates, prepayment rates, investment prices and spreads, and others items. Our Operating Policies require us to perform a variety of stress tests to model the effect on the investment portfolio value and our liquidity of adverse market conditions.

Within the overall limits established by our Operating Policies, our investment and capital allocation decisions depend on prevailing market conditions and other factors and may change over time in response to opportunities available in different economic and capital market environments.

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

Our Financing Strategy

We finance our investment activities primarily by pledging investment securities to lending counterparties under short-term recourse repurchase agreements. These repurchase agreements generally have original terms to maturity of 30 days to one year, though in some instances we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings at a rate usually based on a spread to LIBOR and fixed for the term of the borrowing. Borrowings under these repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. One of our repurchase agreement lenders provides a committed repurchase agreement financing facility to us with an aggregate borrowing capacity of $300.0 million that expires on August 6, 2016.

The amount borrowed under a repurchase agreement is limited by the lender to a percentage of the estimated market value of the pledged collateral, which is generally up to 95% of the estimated market value for Agency MBS, up to 90% for higher credit quality non-Agency MBS, and up to 85% for CMBS IO and for non-rated or lower credit quality non-Agency MBS. The difference between the market value of the pledged MBS collateral and the amount of the repurchase agreement is the amount of equity we have in the position (or "haircut") and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity.

Repurchase agreement financing is provided principally by major financial institutions and broker-dealers acting as financial intermediaries for money market funds and securities lenders that provide funds for the repurchase agreement markets. Repurchase agreement financing exposes us to counterparty risk, principally related to the excess of our collateral pledged over the amount borrowed. To mitigate this risk, we enter into repurchase agreement financings with multiple lenders. In very limited circumstances, a money market fund or securities lender has directly provided funds to us without the involvement of a financial intermediary typically at a lower cost than we would incur borrowing from the financial intermediary. Borrowing directly from these sources also reduces our risk to the financial intermediaries.

The fair value of MBS fluctuates primarily as a result of principal payments and changes in market interest rates and spreads, prevailing market yields, actual or anticipated prepayment speeds, and other market conditions. If the fair value of the MBS pledged as collateral declines below the lender's required haircut, the lender has the right to initiate a margin call which requires us to pledge additional assets to collateralize the outstanding repurchase agreement borrowings. Lenders may also initiate margin calls during periods of market stress as a result of actual or expected volatility in asset prices. If we fail to meet any margin call, our lenders also have the right to terminate the repurchase agreement and sell any collateral pledged. Therefore, we attempt to maintain cash and other liquid securities in sufficient amounts to manage our exposure to margin calls by lenders.

During 2015, our captive insurance subsidiary, Mackinaw Insurance Company, LLC ("Mackinaw"), became a member of the Federal Home Loan Bank ("FHLB") of Indianapolis. As a member of the FHLB system, Mackinaw had access to a variety of services and products offered by the FHLB of Indianapolis, including the ability to secured advances against collateral pledged under an advances, pledge and security agreement which includes collateral requirements similar to our repurchase agreement borrowings. In January 2016, the Federal Housing Finance Administration ("FHFA") released a final rule on FHLB membership which excludes captive insurance entities from FHLB membership on a going-forward basis and provides termination rules for current captive insurance members. Because Mackinaw's membership in the FHLB became effective after the FHFA issued its proposed rule in September 2014, Mackinaw will be required to terminate its membership within one year of the rule's effective date of February 19, 2016 and will not be permitted new advances or renewals of existing advances during the transition period. Because we maintain excess borrowing capacity at our repurchase agreement financing counterparties, we do not anticipate any difficulties in replacing the FHLB advances at or before their respective maturities. We along with other mortgage REITs are pursuing federal legislation to preserve the membership of captive insurers in the FHLB system by reversing the FHFA's final rule, or to explicitly admit mortgage REITs into the FHLB system.

Please refer to "Risk Factors-Risks Related to Our Business" in Item 1A of Part 1 of this Annual Report on Form 10-K for additional information regarding significant risks related to our repurchase agreement financing.

Our Hedging Strategy

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is driven by the performance of our investment portfolio and related funding and derivative hedging activity which are impacted by multiple factors, many of which are related to macroeconomic conditions and other factors beyond our control. These factors include, but are not limited to, the absolute level of interest rates, the relative steepness of interest rate curves, changes in market expectations of future interest rates, actual and estimated future prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and market required yields as reflected by market credit spreads. All of these factors are influenced by market forces and generally are exacerbated during periods of market volatility as we experienced at the end of 2015 and the beginning of 2016.

In addition, the performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable risk-adjusted returns could be influenced by actions and policy measures of the U.S. government including, but not limited to, the FHFA, the U. S. Department of the Treasury (the "Treasury"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve") and could also be influenced by reactions in U.S. markets from activities of central banks around the world.

Our business model may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets. Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses depending on market conditions. Regulatory developments since the 2008 financial crisis have impacted large U.S. domiciled banks and their broker dealer subsidiaries by requiring such entities to hold more capital against their assets, including reverse repurchase agreements. In general, this has led to reduced lending capacity in the repurchase agreement market, though we have not yet experienced a reduction in the availability of repurchase agreement financing. Other factors that could also impact our business include changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act, and REIT requirements.

We believe that regulatory impacts on financial institutions, many of which are our trading and financing counterparties, continue to pose a threat to the overall liquidity in the capital markets. In particular, higher capital requirements under U.S. banking regulations adopted in 2013 and 2014 and limitations on the proprietary trading activities of large U.S. financial institutions under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the "Dodd-Frank Act") could result in reduced liquidity in times of market stress. U.S. federal banking regulators continue to explore further increasing regulatory and capital requirements for large U.S. financial institutions. While the Federal Reserve continues to reinvest principal payments received on its Agency RMBS portfolio, it is unlikely that this activity will provide enough liquidity to the market in times of stress, which could result in volatile asset prices. Further, the impact on market liquidity of our investments and the financing markets could be negatively impacted if the Federal Reserve's Federal Open Market Committee (or "FOMC") suddenly changes market expectations of the targeted Federal Funds Rate or takes other actions which have the effect of tightening monetary policy.

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

INDUSTRY OVERVIEW

Mortgage REITs provide liquidity to the U.S. real estate markets through the purchase of RMBS and CMBS and through the origination or purchase of mortgage loans. The business models of mortgage REITs range from investing only in Agency MBS to investing substantially in non-investment grade MBS and originating and securitizing mortgage loans. Each mortgage REIT will assume risks in its investment strategy. Whereas we invest in shorter-duration and higher quality MBS in order to mitigate interest rate risk and credit risk, other mortgage REITs may be willing to accept more of these risks than we are and invest in mortgage assets that we do not.

As a continuing consequence of the 2008 financial crisis, the U.S. Congress is exploring ways to reform the housing finance system, and in particular the roles of Fannie Mae, Freddie Mac and Ginnie Mae in this system, and to move toward a housing finance system with larger participation by private entities. Based on political and regulatory proposals and discussions, we believe that an immediate or near-term resolution of Fannie Mae, Freddie Mac, or Ginnie Mae is very unlikely. However, under the terms of their federal conservatorship, Fannie Mae and Freddie Mac must continue to reduce their investment portfolios of mortgage assets but may continue issuing guarantees on pools of qualified loans. Over the longer term, however, we believe the GSE's role in the housing finance system will change and could evolve in such a way that will present opportunities for industry participants who understand and are willing to hold long-term credit and assume interest rate risk of the U.S. housing market. Ultimately, we believe the cost of credit to the U.S. housing market may increase which will improve yields on investments in RMBS and CMBS.

Uncertainty around regulation of financial institutions under the Dodd-Frank Act, minimum capital standards implemented under the Basel III Accord (and associated implementing regulations) and related regulatory reform initiatives, increased risk-weightings for certain types of mortgage loans held by depository institutions, increased regulatory requirements related to origination of certain types of residential mortgage loans, and other potential regulatory changes, may further impact capital formation in the U.S. mortgage market in ways that could favor mortgage REITs. There are potential negative consequences to increased regulation of financial institutions, however, including increasing borrowing costs or reduced availability of repurchase agreement financing and the need to post more capital to leverage our investments and/or enter into derivative instruments.

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

	NOL Available for Use	Total NOL
As of December 31, 2012:	$11,249	$116,187
NOL limitation release for the years ended:
December 31, 2013	13,451
December 31, 2014	13,451
December 31, 2015	13,451
NOL used for the years ended:
December 31, 2013	—	—
December 31, 2014	(26,412)	(26,412)
December 31, 2015 (1)	—	—
As of December 31, 2015	$25,190	$89,775
(1) Subject to completion of our 2015 federal income tax return.

There may be differences between taxable income and net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes.

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

EMPLOYEES

As of December 31, 2015, we have 20 employees and one corporate office in Glen Allen, Virginia. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Executive Officers of the Company

Name (Age)	Current Title	Business Experience
Thomas B. Akin (63)	Executive Chairman and Director	Executive Chairman effective January 1, 2014; Chief Executive Officer between 2008 and 2013; Chairman of the Board since 2003; managing general partner of Talkot Capital, LLC.
Byron L. Boston (57)	Chief Executive Officer, President, Co-Chief Investment Officer, and Director	Chief Executive Officer and Co-Chief Investment Officer effective January 1, 2014; President and Director since 2012; Chief Investment Officer since 2008.
Stephen J. Benedetti (53)	Executive Vice President, Chief Financial Officer, and Chief Operating Officer	Executive Vice President and Chief Operating Officer since 2005; Executive Vice President and Chief Financial Officer from 2001 to 2005 and beginning again in 2008.
Smriti L. Popenoe (47)	Executive Vice President and Co-Chief Investment Officer
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

RISKS RELATED TO OUR BUSINESS

We use leverage in order to enhance returns to our shareholders. Using leverage increases the risk of volatility in our results and in an adverse market environment could lead to decreases in net income and dividends, declines in book value, and material decreases in our liquidity.

The use of leverage in our business increases the risk of volatility in returns to our shareholders and increases the risk of a material decline in our book value and liquidity. As of December 31, 2015, our leverage ratio was 6.5x shareholders' equity, and that range has fluctuated between 5x shareholders' equity and 7x shareholders' equity since 2008. Leverage increases returns on our invested capital if we can earn a greater return on investments purchased with borrowings than our cost of such borrowing, but can decrease returns if the cost of such leverage increases and we have not adequately hedged against such increase. In addition, using leverage magnifies the potential losses of our equity capital (and book value per common share) resulting from market value declines in our investments, net of hedges, and vice versa. Finally, we have increased liquidity risk stemming from the potential for margin calls by our lenders for fluctuations in collateral values, or if the lender fails to renew or roll over the financing. If we are unable to access or maintain financing on materially similar terms to existing borrowings, our ability to generate net interest income and dividends to our shareholders could be negatively impacted.

Our ability to access leverage sufficient to generate acceptable returns to our shareholders is impacted by the following:

•	market conditions and overall market volatility and liquidity;

•	regulation of our lenders;

•	the liquidity of our investments;

•	the market value of our investments;

•	the advance rates by our lenders on investment collateral pledged, and;

•	the willingness of our lenders to finance the types of investments we choose.

We may be required to post large amounts of additional assets as collateral or margin to secure our leveraged positions in the event of a sudden, precipitous drop in the value of our financed assets. Declines in the values of our financed assets could also require us to reduce our leverage by selling assets or not replacing MBS as they amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings. Even a small decrease in the value of a leveraged asset may require us to post additional collateral. The requirement to post additional collateral may decrease the amount of cash available to us for distributions to our shareholders, and deleveraging to manage declines in the fair value of our assets or due to the lack of available financing could reduce our net interest income, which could also adversely affect our financial condition, results of operations and distributions to shareholders.

For more information about our operating policies regarding leverage and historic leverage levels, please see “Liquidity and Capital Resources” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Repurchase agreements are generally uncommitted short-term financings and changes to terms of such financing may adversely affect our profitability and our liquidity.

Repurchase agreements are generally uncommitted financings from lenders with an average term of ninety days or less. Because we rely heavily on borrowings under repurchase agreements to finance our investments, our ability to achieve our investment and profitability objectives can depend on our ability to access repurchase agreement financing in sufficient amounts and on favorable terms, and to renew or replace maturing financings on a continuing basis. If the terms on which we borrow change in a meaningful way, our profitability may be negatively impacted, thereby reducing distributions to our shareholders.

Because repurchase agreements are short-term commitments of capital, changes in conditions in the repurchase markets may make it more difficult for us to secure continued financing. In periods of high volatility, some lenders may lose their ability or curtail their willingness to provide financing. Additionally, regulatory capital requirements imposed on our lenders by financial and banking regulators have changed significantly in recent years, and as a result, the cost of financing has increased and may continue to increase. In addition, many lenders may find it unprofitable to lend against certain collateral types due to higher regulatory costs and regulatory capital requirements, and thus restrict their lending against such collateral. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to the lenders' valuation of the assets that secure the outstanding borrowings. All of these circumstances could increase the cost of our borrowings or reduce our ability to access leverage and could also force us to sell assets at significant losses if the unfavorable market environment requires us to deleverage.

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

Though Agency MBS are generally deemed to be very liquid securities, turbulent market conditions in the past have at times significantly and negatively impacted the liquidity of these assets, resulting in reductions in their market value. Non-Agency MBS are typically more difficult to value, less liquid, and experience greater price volatility than Agency MBS. In addition, market values for non-Agency MBS are typically more subjective than Agency MBS. As a result of these factors, the number of lenders willing to provide financing for non-Agency MBS or accept them as collateral has generally been limited compared to Agency MBS.

A sudden reduction in the liquidity of our investments could limit our ability to finance or could make it difficult to sell investments if the need arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the fair value at which we have previously recorded our investments which would result in lower than anticipated gains or higher losses.

In an extreme case of market duress, a market may not exist for certain of our assets at any price. If the MBS market were to experience a severe or extended period of illiquidity, repurchase agreement lenders may refuse to accept our assets as collateral for repurchase agreement financing. Furthermore, repurchase agreements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines that the market value of the assets has declined below the lender's required advance rate, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to stockholders, and could cause the value of our common stock or preferred stock to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and which could result in significantly greater losses on our sale of such assets.

Fluctuations in interest rates may have various negative effects on us and could lead to reduced net interest income and a lower book value.

Fluctuations in interest rates impact us in a number of ways. For example, in a period of rising rates, we may experience a decline in our profitability from borrowing rates increasing faster than rates on our assets reset or from our investments adjusting less frequently or relative to a different index (e.g., six month or one-year LIBOR) from our borrowings (repurchase agreements are typically based on one-month LIBOR). Most of our assets are also fixed rate for a period of their lives and are financed with floating rate repurchase agreements that mature faster. In a period of rising interest rates, our borrowings will reset more quickly to market interest rates than most of our assets, which may negatively affect returns on our portfolio and our net interest income.

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

Fluctuations in interest rates may also negatively affect the market value of our securities. Since our securities are fixed rate or adjust generally over longer-term periods, rising interest rates will reduce the market value of our MBS as a result of higher yield requirements by the market for these types of securities. In some instances, increases in short-term interest rates are rapid enough that short-term interest rates equal or exceed medium/long-term interest rates, resulting in a flat or inverted yield curve. Any fixed-rate or hybrid ARM investment will generally be more negatively affected by these increases than ARMs (which have interest-rates that adjust more frequently). Reductions in the market value of our securities could result in margin calls from our lenders, potentially forcing us to sell securities at a loss. Conversely, while declining interest rates are more favorable for us, we may experience increasing prepayments, resulting in reduced profitability due to reinvestment of our capital in lower yielding investments.

A sudden shift in U.S. monetary policy may increase our borrowing costs and negatively impact the value of our investments and book value.

The FOMC maintained its targeted federal funds rate at the historically low range of between 0% and 0.25% from 2008 to December 2015, when it raised its targeted federal funds rate to a range between 0.25% and 0.5%. The FOMC has also sought to provide additional policy monetary stimulus with large-scale purchases of Treasury securities and Agency RMBS (which the market has referred to as quantitative easing, or "QE"). While the FRBNY, on behalf of the FOMC, is not actively purchasing additional securities under the QE program, it continues to reinvest principal repayments received on the securities which it owns in order to maintain an accommodative monetary policy.

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

In connection with certain of our repurchase agreements and derivative instruments, we are required to maintain certain financial and non-financial covenants. The most restrictive financial covenants as of February 29, 2016 require that, on any date, we have (i) a minimum of $30 million of liquidity; (ii) a minimum shareholders' equity of the sum of $110 million and 90% of all net capital contributions after June 30, 2008; (iii) declines in shareholders' equity less than 25% in any quarter and 35% in any year; and (iv) and a maximum debt-to-equity ratio of 7-to-1. In addition, virtually all of our repurchase agreements and derivative instruments require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of a repurchase agreement, acceleration of all amounts owing under a repurchase agreement, and generally would give the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the repurchase agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements and derivative instruments have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.

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

We amortize the premiums we pay on a security using the effective yield method, which is impacted by actual and projected borrower prepayments of principal on the loans. If we experience actual prepayments in excess of our projections or increase our expectations of future prepayment activity, we will amortize investment premiums at an accelerated rate which would reduce our interest income. The impact of accelerated amortization is particularly acute on CMBS IO securities since our investments in these securities consist entirely of premium.

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

Sovereign credit in the United States and Europe is currently under pressure as a result of large budget deficits, fiscal imbalances and below trend growth or negative growth. In addition, China is experiencing slower economic growth and Japan is experiencing very low inflation and has recently reported recessionary economic data. While we do not borrow directly from any sovereign, global risk appetite is impacted by changes in actual or perceived credit risk of the United States, Europe and Asia. Adverse changes in sovereign credit ratings or credit outlook could have a material adverse impact on financial markets and economic conditions in the United States and worldwide, and on the availability of financing as well as the value of securities that we own. Any such adverse impact could have a material adverse effect on our liquidity, financial condition, book value and results of operations.

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

We invest in securities guaranteed by Fannie Mae and Freddie Mac which are currently under conservatorship by the FHFA. As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. Both Fannie Mae's and Freddie Mac's solvency is being supported by the Treasury through their committed purchases of Fannie Mae and Freddie Mac preferred stock. The ultimate impact on the operations of Fannie Mae and Freddie Mac from the conservatorships and the support they receive from the U.S. government is not determinable and could affect Fannie Mae and Freddie Mac in such a way that our business, operations and financial condition may be adversely affected.

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

Risks related to the market value of our investments could negatively impact our net income, shareholders' equity, book value per common share and liquidity.

Our investments fluctuate in value due to changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments and other factors. Changes in the market values of our investments are reflected in other comprehensive income, shareholders' equity and book value per common share. Changes in credit spreads represent the market's valuation of the perceived riskiness of assets relative to risk-free rates, and widening credit spreads such as in 2015 reduces the market value of our investments as market participants require additional yield to hold riskier assets. Credit spreads could change based on macro-economic or systemic factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security or FOMC monetary policy. In addition, most of our investments are fixed rate or reset in rate over a period of time, and as interest rates rise, the market value of these investments will decrease.

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

MBS are secured by mortgage loans (generally single family residential properties for RMBS and pools of commercial mortgage loans for CMBS). We own securities that generally have some form of credit subordination to our investment with respect to credit losses on the underlying mortgage loans. We bear a risk of loss of principal on our security to the extent losses experienced on the loans in these securities are in excess of such subordination.

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

For further discussion, see “Quantitative and Qualitative Disclosures About Market Risk” within Part II, Item 7A.

We may change our investment strategy, operating policies, dividend policy, and/or asset allocations without shareholder consent and/or in a manner in which shareholders, analysts, and capital markets may not agree, which could adversely affect our financial condition, results of operations, the market price of our common stock, and our ability to pay dividends to our shareholders.

A change in our investment strategy or asset allocation may materially change our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations. These changes could have a material impact on our ability to continue to pay a dividend at a level that we had previously paid before the change in strategy. Furthermore, if any change in investment strategy, asset allocation, operating or dividend policy is perceived negatively by the markets or analysts covering our stock, our stock price may decline.

Competition may prevent us from acquiring new investments at favorable yields, and we may not be able to achieve our investment objectives which may potentially have a negative impact on our profitability.

Our net income will largely depend on our ability to acquire mortgage-related assets with acceptable risk-return profiles at favorable spreads over our borrowing costs. The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in real estate lending markets depends on various factors, including interest rates, regional and national economic conditions, and real estate values. In acquiring investments, we may compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, insurance companies, mutual funds, and other entities that purchase assets similar to ours, many of which have greater financial resources than we do. As a result of all of these factors, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

In order to maintain our portfolio size and our earnings, we must reinvest the cash flows we receive from our existing investment portfolio, including monthly principal and interest payments and proceeds from sales. If the assets we acquire in the future earn lower yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down or are sold. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio. If we retain, rather than reinvest, these cash flows, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline.

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

•
The duration of the hedge may not match the duration of the related asset or liability given management's expectation of future changes in interest rates or a result of the inaccuracies of models in forecasting cash flows on the asset being hedged;

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

Loans underlying non-Agency MBS we own are serviced by third-party service providers. These servicers provide for the primary and special servicing of these securities. In that capacity these service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan including as applicable the foreclosure and sale of the real estate owned. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to certain of its servicing activities. We have no contractual rights with respect to these servicers, and our risk management operations may not be successful in limiting future delinquencies, defaults, and losses. If a third party servicer fails to perform its duties under the securitization documents, this may result in a material increase in delinquencies or losses on the MBS. As a result, the value of the MBS may be impacted, and we may incur losses on our investment.

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

We believe that we have complied with all of the requirements set forth above as of and for the year ended December 31, 2015. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.

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

Banking regulators and the Basel Committee on Banking Supervision (the “Basel Committee”) continue to take steps to require financial institutions, and particularly the largest bank holding companies and their subsidiary banks and affiliates, to strengthen their funding and leverage positions in an effort to address factors that contributed to financial distress from 2007 through 2009. Several recently adopted regulations and rules that are expected to be proposed may significantly impact the future availability of repurchase agreement financing, which could impact our business model.

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

In addition, during 2014 the Basel Committee finalized a net stable funding ratio ("NSFR") that requires banking organizations to maintain stable funding, as measured on a long-term funding horizon. The NSFR is designed to address funding and maturity mismatches. If adopted and implemented by banking regulators, including those in the U.S., the NSFR would most likely apply to internationally active banking organizations on a consolidated basis, and could also apply to other large domestic banking organizations. The NSFR requires a covered banking organization to obtain and rely more on funding sources that are stable and longer-term in nature as a regulatory tool to reduce a banking organization’s reliance on more unstable, short-term funding (including short-term wholesale funding), which the Basel Committee believes may become endangered as a funding source during periods of significant economic stress. If applied in combination, the NSFR and the LCR could significantly impact a banking organization’s short-term liquidity and longer-term liquidity requirements, funding sources and funding risks. The U.S. banking regulators are currently expected to propose rules to implement the NSFR during 2015.

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

During 2015, U.S. federal banking regulators adopted final rules to impose a capital surcharge on U.S. banks that are global systemically important banks. This capital surcharge will be phased in from 2016 to 2019 and requires these institutions to hold from 1.0% to 4.5% additional common equity Tier 1 capital, depending on the institution’s systemic importance calculated as provided in the final rules, over the minimum risk-based capital requirements. Also during 2015, U.S. federal banking regulators issued proposed rules to impose loss absorbency requirements, or a measure of combined eligible Tier 1 capital and eligible long-term debt, on U.S. banks that are global systemically important banks. These proposed rules also require these institutions to maintain an outstanding amount of eligible long-term debt based on either risk-weighted assets or average total consolidated assets. These final rules and these proposed rules aim to increase covered institutions’ capital and leverage ratios and to increase the capital available to support or resolve these institutions in periods of sever market stress or in the event of resolution. Application of the capital surcharge and loss absorbency requirements may change the leverage and funding profiles of the largest U.S. banks and their affiliates and counterparties, including entities from which we obtain financing, and could lead to a reduction in the amount of repurchase financing made available to the financing markets.

Recently adopted rules for money market funds could impact our access to funding for our non-Agency MBS which could negatively impact our business and results of operations.

During 2014 the SEC adopted amendments to the rules that govern money market mutual funds which made structural and operational reforms intended to address risks of investor runs in certain of these funds. The new rules require a floating net asset value ("NAV") for institutional prime money market funds, which means that the daily share prices of these funds will fluctuate along with changes in the market-based value of fund assets. The new rules also provide non-government money market funds with new tools to address liquidity runs on the funds including the ability to charge fees and to temporarily suspend redemptions (also known as a redemption gate) during periods of extreme market stress.

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

The Dodd-Frank Act was signed into law in July 2010, and significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a number of regulations under the Dodd-Frank Act have yet to be proposed, adopted or fully implemented, it is not yet known how these additional regulations will ultimately affect the borrowing environment, the investing environment for MBS, or interest rate swaps and other derivatives. Consequently, it is not possible for us to predict how additional regulations will affect our business, and there can be no assurance that these regulations will not have an adverse impact on our business, results of operations or financial condition.

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

The Treasury and Congress continue to seek ways to support the U.S. housing market and the overall U.S. economy, including seeking ways to make it easier to refinance loans owned or guaranteed by Fannie Mae or Freddie Mac where the borrower may have negative equity. In addition, mortgage loan modification programs and future legislative action may adversely affect the value of and the return on Agency RMBS securities in which we invest. Since we own our Agency RMBS at premiums to their par balance, we could incur substantial losses on our Agency RMBS if there in an increase in mortgage loan refinancing.

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

Repurchase agreement financing arrangements are structured legally as a sale and repurchase whereby we sell certain of our investments to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the investments sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the securities that are the subject of any such sale and repurchase agreement, notwithstanding that such agreement may legally transfer record ownership of the securities to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.

We intend to pay quarterly dividends to our common stockholders and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income, subject to certain adjustments including utilization of our NOL, is distributed. However, we have not established a minimum dividend payment level and the amount of our dividend will fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions or our Board of Directors may change our dividend policy in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

With respect to the case styled Basic Capital Management, Inc. et al. v. Dynex Commercial, Inc., et al., Cause No. DC-03-00675, 68th Judicial Dist. Ct., Dallas Co., Tex., on July 20, 2015, American Realty Trust, Inc. (“ART”) and other related entities obtained a final judgment in the principal amount of $46.5 million against Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company also known as DCI Commercial, Inc. ART’s portion of the judgment against DCI is $24.9 million. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company was a party to this lawsuit until the Fifth Court of Appeals in Dallas, Texas affirmed in May 2013 the trial court’s decision with respect to a take nothing judgment against the Company. On July 31, 2014, in a case styled ART Midwest, Inc., et al. v. David M. Clapper, et al., Cause No. 3:99-CV-2355-N, U.S. Dist. Ct., N.D. Tex., David M. Clapper, Atlantic XIII, LLC, and Atlantic Midwest, LLC (the “Clapper Parties”) obtained a final judgment against ART in the principal amount of $46.9 million. In an effort to collect their judgment against ART, on July 31, 2015, the Clapper Parties filed an Application for Writ of Garnishment against DCI and the Company in U.S. Dist. Ct., N.D. Tex. (“Garnishment Action”). In the Garnishment Action, the Clapper Parties seek to garnish ART’s judgment against DCI and allege that the Company is “the apparent successor to DCI.” In September 2015, the Company filed a motion to dismiss the Garnishment Action against it on the grounds that, among other things, the Clapper Parties have alleged no facts to support any allegations against the Company and have requested no relief against the Company. The Company’s motion to dismiss is pending. If the motion to dismiss is denied, the Company intends to vigorously defend itself in this action, including seeking to recover its attorneys’ fees and costs under Texas law.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately 19,968 holders of record as of February 29, 2016. On that date, the closing price of our common stock on the New York Stock Exchange was $6.35 per share. The high and low common stock prices and cash dividends declared on our common stock, our Series A Preferred Stock, and our Series B Preferred Stock for each quarter during the last two years were as follows:

			Dividends Declared
	High	Low	Common Stock	Series A Preferred Stock	Series B Preferred Stock
2015:
First quarter	$8.56	$8.07	$0.24	$0.53125	$0.4765625
Second quarter	$8.29	$7.62	$0.24	$0.53125	$0.4765625
Third quarter	$7.67	$6.40	$0.24	$0.53125	$0.4765625
Fourth quarter	$6.96	$6.10	$0.24	$0.53125	$0.4765625

2014:
First quarter	$9.14	$7.88	$0.25	$0.53125	$0.4765625
Second quarter	$8.98	$8.33	$0.25	$0.53125	$0.4765625
Third quarter	$8.76	$8.06	$0.25	$0.53125	$0.4765625
Fourth quarter	$8.67	$7.75	$0.25	$0.53125	$0.4765625

Any dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status and maintaining compliance with dividend requirements of the Series A Preferred Stock and Series B Preferred Stock.

The following table summarizes dividends declared per share for the years ended December 31, 2015 and December 31, 2014, and their related tax characterization:

	Tax Characterization
	Ordinary	Capital Gain	Return of Capital	Total Dividends Declared Per Share
Common dividends declared:
Year ended December 31, 2015	$0.8419484	$—	$0.1180516	$0.9600
Year ended December 31, 2014	$0.6860464	$0.3139536	$—	$1.0000

Preferred Series A dividends declared:
Year ended December 31, 2015	$2.1250000	$—	$—	$2.1250
Year ended December 31, 2014	$2.1250000	$—	$—	$2.1250

Preferred Series B dividends declared:
Year ended December 31, 2015	$1.9062500	$—	$—	$1.9063
Year ended December 31, 2014	$1.9062500	$—	$—	$1.9063

The following graph is a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index. The table below assumes $100 was invested at the close of trading on December 31, 2010 in each of our common stock, the S&P 500, the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index and assumes reinvestment of dividends.

	Cumulative Total Stockholder Returns as of December 31,
Index	2010	2011	2012	2013	2014	2015
Dynex Capital, Inc. Common Stock	$100.00	$93.95	$109.01	$104.11	$120.75	$106.21
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
Bloomberg Mortgage REIT Index	$100.00	$98.16	$116.22	$113.57	$135.64	$122.36
SNL U.S. Finance REIT Index	$100.00	$97.97	$117.65	$113.63	$130.13	$119.33

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

The following table summarizes repurchases of our common stock that occurred during the three months ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1, 2015 - October 31, 2015	1,400,000	$6.66	1,400,000	$9,623
November 1, 2015 - November 30, 2015	—	—	—	$9,623
December 1, 2015 - December 31, 2015	127,200	$6.24	127,200	$8,829
Total	1,527,200	$6.63	1,527,200

ITEM 6.    SELECTED FINANCIAL DATA
Our selected financial data presented below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.

	As of/For the Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:	($ in thousands except share data)
Mortgage-backed securities	$3,493,701	$3,516,239	$4,018,161	$4,103,981	$2,386,255
Total assets	3,670,048	3,688,311	4,217,137	4,280,229	2,582,193
Repurchase agreements	2,589,420	3,013,110	3,580,754	3,564,128	2,093,793
Total liabilities	3,178,023	3,081,009	3,631,261	3,663,519	2,210,844
Shareholders’ equity	492,025	607,302	585,876	616,710	371,349
Common shares outstanding	49,047,335	54,739,111	54,310,484	54,268,915	40,382,530
Book value per common share	$7.71	$9.02	$8.69	$10.30	$9.20

Income Statement Data:
Interest income	$100,244	$105,644	$127,132	$113,548	$83,377
Interest expense	22,605	25,915	39,028	35,147	24,082
Net interest income	77,639	79,729	88,104	78,401	59,295
Loss on derivative instruments, net (1)	(43,128)	(53,393)	(10,076)	(908)	(2,825)
(Loss) gain on sale of investments, net	(978)	16,223	3,354	8,461	2,096
General and administrative expenses	(17,668)	(16,007)	(13,058)	(12,736)	(9,956)
Net income to common shareholders	7,368	18,630	60,167	72,006	39,812
Comprehensive (loss) income to common shareholders	(26,716)	73,762	(26,160)	127,772	26,500
Net income per common share:
Basic	$0.14	$0.34	$1.10	$1.35	$1.03
Diluted	$0.14	$0.34	$1.10	$1.35	$1.03
Dividends declared per share:
Common	$0.96	$1.00	$1.12	$1.15	$1.09
Series A Preferred	$2.13	$2.13	$2.13	$0.97	$—
Series B Preferred	$1.91	$1.91	$0.94	$—	$—
(1) Loss on derivative instruments, net increased significantly during the year ended December 31, 2013 and subsequent periods due to our discontinuation of cash flow hedge accounting for our interest rate derivative instruments effective June 30, 2013.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Other Data Including Non-GAAP Financial Measures:	($ in thousands except per share data)
Effective borrowing costs (1)	$24,836	$27,345	$42,783	$35,801	$24,680
Adjusted net interest income (1)	75,408	78,299	84,349	77,747	58,697
Core net operating income to common shareholders (1)	49,174	54,162	63,786	63,064	50,829
Core net operating income per common share(1)	$0.93	$0.99	$1.17	$1.19	$1.32

Average interest earning assets	$3,685,936	$3,822,870	$4,290,073	$3,492,158	$2,283,440
Average balance of borrowings	3,269,711	3,347,701	3,797,845	3,069,348	2,002,981
Weighted average effective yield (2)	2.71%	2.76%	2.96%	3.25%	3.64%
Cost of funds (2)	0.68%	0.76%	1.01%	1.12%	1.19%
Net interest spread	2.03%	2.00%	1.95%	2.13%	2.45%

Effective borrowing rate (1)	0.75%	0.81%	1.10%	1.14%	1.22%
Adjusted net interest spread (3)	1.96%	1.95%	1.86%	2.11%	2.42%
(1) Represents a non-GAAP financial measure. See reconciliations provided below.
(2) Recalculation of weighted average effective yields using interest income and cost of funds using interest expense may not be possible because certain income and expense items are based on a 360-day year for the calculation while others are based on actual number of days in the year.
(3) Adjusted net interest spread is a non-GAAP financial measure and is equal to the weighted average effective yield less the effective borrowing rate, both of which are included in the table above.

Non-GAAP Financial Measures

In addition to our operating results presented in accordance with GAAP, the information presented above and within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), effective borrowing costs and rates, and adjusted net interest income and spread. Management uses core net operating income (including per common share) as an estimate of the net interest earnings from our investments after operating expenses. Within core net operating income, management uses effective borrowing cost and rate, adjusted net interest income, and adjusted net interest spread because management considers net periodic interest costs related to the Company's derivative instruments as an additional cost of using repurchase agreements to finance investments. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes that the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers even though peer companies may present non-GAAP measures on a different basis than the Company's. Because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, the Company's presentation of core net operating income, effective borrowing cost and rate, adjusted net interest income, and adjusted net interest spread may not be comparable to other similarly-titled measures of other companies.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Reconciliations of GAAP to Non-GAAP Financial Measures:	($ in thousands except share data)

GAAP net income to common shareholders	$7,368	$18,630	$60,167	$72,006	$39,812
Amortization of de-designated cash flow hedges (1)	3,499	6,788	5,193	—	—
Change in fair value on derivative instruments, net (2)	37,398	45,175	1,128	254	2,227
Loss (gain) on sale of investments, net	978	(16,223)	(3,354)	(8,461)	(2,096)
Fair value adjustments, net	(69)	(208)	652	(735)	676
Other reconciling items (3)	—	—	—	—	10,210
Core net operating income to common shareholders	$49,174	$54,162	$63,786	$63,064	$50,829
Average common shares outstanding	52,847,197	54,701,485	54,647,643	53,146,416	38,579,780
Core net operating income per common share	$0.93	$0.99	$1.17	$1.19	$1.32

GAAP interest expense	$22,605	$25,915	$39,028	$35,147	$24,082
Amortization of de-designated cash flow hedges (1)	(3,499)	(6,788)	(5,193)	—	—
Net periodic interest costs of derivative instruments (4)	5,730	8,218	8,948	654	598
Effective borrowing cost	$24,836	$27,345	$42,783	$35,801	$24,680

GAAP cost of funds (5)	0.68%	0.76%	1.01%	1.12%	1.19%
Effect of amortization of de-designated cash flow hedges (1)	(0.11)%	(0.20)%	(0.15)%	—%	—%
Effect of net periodic interest costs of derivative instruments (4)	0.18%	0.25%	0.24%	0.02%	0.03%
Effective borrowing rate (5)	0.75%	0.81%	1.10%	1.14%	1.22%

GAAP interest income	$100,244	$105,644	$127,132	$113,548	$83,377
Effective borrowing costs	24,836	27,345	42,783	35,801	24,680
Adjusted net interest income	$75,408	$78,299	$84,349	$77,747	$58,697

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of the Company's discontinuation of cash flow hedge accounting.

(2)	Represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest costs related to these instruments.

(3)	Other reconciling items for the year ended December 31, 2011 includes litigation settlement and related costs of $8.2 million and loss on non-recourse collateralized financing of $2.0 million.

(4)
Amount equals the net periodic interest costs related to interest rate derivatives during the period which is recorded in "loss on derivative instruments, net" and not already included in "interest expense" in accordance with GAAP.

(5)
Recalculation of cost of funds and effective borrowing rates using interest expense shown in the table may not be possible because certain items use a 360-day year for the calculation while others use actual number of days in the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8, "Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K and in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Forward-Looking Statements” contained within this Item 7 for additional information. This discussion also contains non-GAAP financial measures. Please refer to Item 6 of this Annual Report on Form 10-K for reconciliations of these non-GAAP measures and additional information about why management believes these non-GAAP measures are useful for shareholders.
For a complete description of our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Item 1 of Part 1 of this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The Company and the U.S. fixed income markets as a whole faced a challenging business environment throughout 2015, a trend the Company believes is likely to continue in 2016. Domestically, the U.S. economy exhibited signs of positive growth during 2015, but the pace of this growth slowed in the second half of the year. Federal Reserve policy makers stated throughout the year that the Federal Reserve was targeting an increase in the Federal Funds rate, which had been held near 0% since June 2006, with the pace and timing of the increase depending on the performance of the economy, the strength of the labor market, and Federal Reserve expectations with respect to inflation over the medium term. Given the uneven performance of the economy during the year, interest rates exhibited periods of significant volatility as markets were unsure as to the timing and magnitude of increases in the Federal Funds rate. At its last meeting of 2015 in mid-December, the Federal Open Market Committee ("FOMC") announced a 25 basis point increase in the Federal Funds rate to a new target range of 0.25%-0.50% from its previous range of 0-0.25%. Internationally, weakening global growth in emerging markets and deflation concerns in developed markets led global central banks to continue easing monetary conditions. Global markets were further buffeted by concerns over the slowing growth of the Chinese economy and declining oil prices.

These domestic and international factors caused significant interest rate volatility throughout the year, making it challenging for the Company to manage its interest rate risk as further discussed below. The graph below shows the 2-year to 10-year portions of the U.S. Treasury curve as of the end of each quarter since December 31, 2014 and illustrates recent volatility across all ends of the rate curve:

The second half of 2015 included a broad-based repricing of risk premiums across most asset classes, including the MBS that we own. We believe that many factors contributed to the credit spread widening of assets in the markets including fundamental concerns over credit performance for our non-Agency CMBS and CMBS IO, supply/demand technicals, and overall risk aversion in the market as a result of volatility induced by concerns over central bank actions. In addition, regulation negatively impacted the market-making function of Wall Street broker dealers, reducing the overall liquidity in certain of the fixed income markets and exacerbating price volatility in assets. The table below shows examples of credit spreads in basis points for certain investment types in our MBS portfolio as of the end of each quarter since December 31, 2014, reflecting the volatility and eventual credit spread widening throughout 2015:

Investment Type:	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Agency ARM 5/1 (Agency RMBS)	21	15	16	26	29
Agency DUS (Agency CMBS)	59	54	60	76	89
Freddie K AAA IO (Agency CMBS IO)	155	140	150	200	225
AAA CMBS IO (Non-Agency CMBS IO)	165	170	175	225	240

In that environment, the Company posted a total negative economic return of (3.9)% for 2015, consisting of $0.96 in common dividends less a decrease in the book value per common share of $(1.31). The Company anticipated volatility in interest rates as the FOMC moved toward tightening and given global economic uncertainty. Throughout 2015, we increased our portfolio allocation to Agency and AAA-rated investments, continuing the trend from the second half of 2014, which we believe reduced the negative impacts of credit spread widening on our total economic return for the year ended December 31, 2015. We used sale proceeds from assets with lower credit ratings we sold in the third and fourth quarters of 2014 to selectively reinvest during the first and second quarters of 2015 into higher credit quality CMBS, which experienced lower spread widening relative to riskier asset classes, and we shifted our portfolio away from Agency RMBS to limit prepayment risk. However, book value per common share was still negatively impacted by the volatility in interest rates and widening credit spreads during the year, which caused us to significantly reposition our hedging portfolio. During the year, we reduced the notional balance and weighted average pay-fixed rate of our effective interest rate swaps in order to reduce the impact of net periodic interest costs on our earnings for 2015. In addition, we added forward-starting interest rate swaps to protect our earnings from anticipated increases in interest rates in 2016 as well as to reduce negative impact to our book value from a selloff in rates. Please refer to "Financial Condition" and "Results of Operations" for additional details on our hedging portfolio.

During the year, we repurchased 5.9 million, or over 10%, of our outstanding common shares at a weighted average price of $6.97 with the majority of the repurchases occurring during the second quarter and early in the third quarter of 2015. We viewed these repurchases as a better use of our capital than investing in MBS given the investment environment and the common stock price which, similar to the common stock of other mortgage REITs, was trading at a sizable discount to our book value per common share during the year.

Management's Outlook for 2016

We believe that markets will continue to exhibit volatility in 2016, much like 2015, given the uncertain global economic outlook and market concerns about the efficacy of global central banks actions. In the U.S., economic growth slowed in the second half of 2015, and with the market volatility in asset prices previously discussed, market participants have lowered their expectations thus far in 2016 of future increases in the Federal Funds Target Rate. While our book value remains sensitive to movements in credit spreads, we believe the catalysts for further significant credit spread widening are beginning to fade for several reasons: (i) supply/demand considerations seem to be stabilizing in early 2016 versus 2015; (ii) U.S. yields/spreads offer an attractive risk/return profile given their absolute levels and U.S. dollar appreciation versus most other currencies in the world; and (iii) we expect demand for higher credit quality assets, such as the securities in our portfolio, to increase, favorably impacting their market values, as overall market volatility declines.

Due to the widening in credit spreads in 2015 which has continued into early 2016, new investments present better risk-reward opportunities than in 2015, and we believe there is an opportunity to add to our investment portfolio securities that can generate attractive long-term returns. During 2016, we expect to see continued market volatility and uncertainty which will lead us to be very cautious in deploying material amounts of new capital in new investments. Our investment portfolio is modestly lower at the beginning of 2016 than it was at the beginning of 2015, but our leverage is higher as we repurchased common stock during 2015 and as our shareholders' equity shrank due to market value declines in our assets. As such, we have less capital available to add meaningful investments in 2016 at the more attractive returns mentioned above.

Finally, with respect to interest-rate risk management, as of December 31, 2015 we had $2.1 billion of forward starting pay-fixed interest rate swaps, the majority of which become effective within the first six months of 2016. These interest rate swaps fix our borrowing costs at a weighted average rate of approximately 1.37%, protecting our net interest income if short-term interest rates exceed this weighted average during 2016. We will continue carefully monitoring our hedge position during 2016, given the uncertainty of the future path of interest rates and potential interest rate volatility, and we could make significant changes to our hedge position at any time. The current uncertainty will likely drive up the costs of our hedging instruments, which could be reflected in our earnings and book value per common share.

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

Fair Value Measurements. Our Agency MBS, as well a majority of our non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market. Their fair values as recorded in the Company's consolidated balance sheets are derived from an average of multiple pricing services and dealer quotes. Pricing services and dealers will have access to observable market information through their trading desks. We typically receive a total of three to six prices from pricing services and brokers for each of our securities; prices obtained from brokers are not binding on either the broker or us. Management does not adjust the prices received, but, for securities on which we receive five or more prices, the high and low prices are excluded from the calculation of the average price. In addition, management reviews the prices received for each security by comparing those prices to actual purchase and sale transactions, our internally modeled prices that are calculated based on observable market rates and credit spreads, and the prices that our borrowing counterparties use in financing our securities. For any security for which significant variations in price exist (from other external prices received or from our internal price), management may exclude such prices from the calculation of the average price. The decision to exclude any price from use in the calculation of the fair values used in our consolidated financial statements is reviewed and approved by management independent of the pricing process. The average of the remaining prices received is used for the fair values included in our consolidated financial statements. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. The security is classified as a level 3 security if the inputs are unobservable, resulting in an estimate of fair value based primarily on management's judgment. As of December 31, 2015, less than 3% of our non-Agency MBS (and less than 1% of our total MBS) are level 3 securities. Please refer to Note 8 of the Notes to our Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information on fair value measurements.
Amortization of Investment Premiums. We amortize premiums and accrete discounts associated with the purchase of our MBS into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the effective yield method. If prepayments increase (or are expected to increase), we will accelerate the rate of amortization (accretion) on the premiums (discounts). Conversely, if prepayments decrease (or are expected to decrease), we will decelerate the rate of amortization (accretion) on the premiums (discounts). Estimates and judgments related to future levels of prepayments are critical to the determination of how much premium or discount to amortize or accrete, and the determination of the rate of amortization or accretion and future levels of prepayment are difficult for management to predict. With respect to both RMBS and CMBS, mortgage prepayment expectations can change based on how changes in current and projected interest rates impact a borrower's likelihood of refinancing as well as other factors, including but not limited to real estate prices, borrowers' credit quality, changes in the stringency of loan underwriting practices, and lending industry capacity constraints. With respect to RMBS, modifications to existing government refinance programs, or the implementation of new programs can have a significant impact on the rate of prepayments. Further, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on our securities and increase the uncertainty around management's estimates. We utilize various third party services to assist in estimating projected prepayments on our MBS. We review these estimates monthly and compare the results to any available market consensus prepayment speeds. We also consider historical prepayment rates and current market conditions to assess the reasonableness of the prepayment rates estimated by the third party service. Actual and anticipated prepayment experience is reviewed monthly and effective yields are adjusted for differences between the previously estimated future prepayments and the amounts actually received as well as changes in estimated future prepayments.

Other-than-Temporary Impairments. When the fair value of an available-for-sale security is less than its amortized cost as of the reporting date, the security is considered impaired. We assess our securities for impairment on at least a quarterly basis and determine if the impairments are either temporary or other-than-temporary. We assess our ability to hold any Agency MBS or non-Agency MBS with an unrealized loss until the recovery in its value. Our ability to hold any such MBS is based on our current investment strategy and significance of the related investment as well as our current leverage and anticipated liquidity. Although Fannie Mae and Freddie Mac are not explicitly backed by the full faith and credit of the United States, given their guarantee and commitments for support received from the Treasury as well as the credit quality inherent in Agency MBS, we do not typically consider any of the unrealized losses on our Agency MBS to be credit-related. For our non-Agency MBS, we review the credit ratings of these MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows, which include any projected losses, in order to evaluate whether we believe any portion of the unrealized loss at the reporting date is related to credit losses.
The determination as to whether an other-than-temporary impairment ("OTTI") exists, as well as its amount, is subjective, as such determinations are based not only on factual information available at the time of assessment but also on management’s estimates of future performance and cash flow projections. As a result, the timing and amount of any OTTI may constitute a material estimate that is susceptible to significant change. Our expectations with respect to our securities in an unrealized loss position may change over time, given, among other things, the dynamic nature of markets and other variables. For example, although we believe that the conservatorship of Fannie Mae and Freddie Mac has further strengthened their creditworthiness, there can be no assurance that these actions will be adequate for their needs. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of OTTI for Agency MBS in future periods. Future sales or changes in our expectations with respect to Agency or non-Agency securities in an unrealized loss position could result in us recognizing other-than-temporary impairment charges or realizing losses on sales of MBS in the future.

FINANCIAL CONDITION

    During 2015, we shifted our MBS portfolio mix toward CMBS and CMBS IO, given the better risk-adjusted return profile of these investments and the more favorable prepayment profile versus RMBS. As of December 31, 2015, CMBS and CMBS IO constituted 52% of our investment portfolio compared to 36% as of December 31, 2014. The chart below presents the amortized cost of our MBS investments by collateral type as of the end of each quarter since December 31, 2014:

In addition to the sections below, please refer to Note 2 of the Notes to the Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information relating to our MBS. The following sections provide additional information on our investment portfolio as well as related financing.

RMBS

Activity related to our RMBS for the year ended December 31, 2015 is as follows:

($ in thousands)	Agency RMBS	Non-Agency RMBS	Total
Balance as of December 31, 2014	$2,186,700	$22,448	$2,209,148
Purchases	—	72,688	72,688
Principal payments	(386,454)	(29,190)	(415,644)
Sales	(177,430)	—	(177,430)
Net (amortization) accretion	(22,208)	45	(22,163)
Change in fair value	(2,086)	(781)	(2,867)
Balance as of December 31, 2015	$1,598,522	$65,210	$1,663,732

Our investment in RMBS as of December 31, 2015 has decreased since December 31, 2014 as principal payments and sales have significantly outpaced purchases. Our RMBS are collateralized substantially by ARMs and hybrid ARMs which carry greater prepayment risk in the current low interest rate environment. We have sold certain lower yielding Agency ARMs during the past year that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon.

As of December 31, 2015, approximately 97% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR, which was approximately 1.18% as of December 31, 2015 compared to 0.63% as of December 31, 2014. The underlying mortgage loans for these RMBS are subject to periodic interest rate caps which limit the amount by which the security’s interest yield may change during any given period and lifetime interest rate caps which limit the maximum interest rate on the loans. The following table presents certain interest rate information for the variable-rate portion of our Agency RMBS portfolio by weighted average months to reset ("MTR") as of the dates indicated:

	December 31, 2015
($ in thousands)	Par Value	Reset Margin to LIBOR	WAC	WAVG Periodic Interest Cap	WAVG Life Interest Cap
0-12 MTR	$309,826	1.79%	2.75%	2.40%	10.00%
13-36 MTR	380,455	1.79%	3.47%	5.00%	9.01%
37-60 MTR	91,769	3.11%	2.97%	5.00%	8.35%
61-84 MTR	541,720	1.76%	3.09%	5.00%	8.48%
85-120 MTR	197,473	1.62%	2.56%	5.00%	7.78%
ARMs and Hybrid ARMs	1,521,243	1.84%	3.04%	4.47%	8.82%
Fixed	15,490	n/a	2.50%	n/a	n/a
Total	$1,536,733		3.03%

	December 31, 2014
	Par Value	Reset Margin to LIBOR	WAC	WAVG Periodic Interest Cap	WAVG Life Interest Cap
0-12 MTR	$486,638	1.77%	2.75%	2.70%	9.80%
13-36 MTR	286,741	1.84%	3.87%	5.00%	8.88%
37-60 MTR	399,643	1.79%	3.22%	5.00%	8.22%
61-84 MTR	268,864	1.80%	3.54%	5.00%	8.54%
85-120 MTR	627,772	1.69%	2.75%	5.00%	7.75%
ARMs and Hybrid ARMs	2,069,658	1.77%	3.10%	4.46%	8.58%
Fixed	17,149	n/a	2.51%	n/a	n/a
Total	$2,086,807		3.09%

As shown in the preceding tables, the weighted average coupon we earned for the majority of our variable-rate Agency RMBS was lower as of December 31, 2015 compared to December 31, 2014. These lower coupons combined with lower balances of Agency RMBS resulted in declining interest income from our Agency RMBS during the year ended December 31, 2015.

We have increased our non-Agency RMBS portfolio since December 31, 2014 with purchases of senior tranches of non-performing loan securitizations with maturities ranging between one and two years. Although these investments do not have a credit rating issued by any of the nationally recognized statistical ratings organization, they have substantial credit enhancement within the securitization structure and we believe that they offer an attractive return profile with relatively stable cash flows. These non-Agency RMBS were purchased at or near par and had a weighted average yield of 3.53% for the year ended December 31, 2015.

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

Activity related to our CMBS for the year ended December 31, 2015 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2014	$335,197	$208,038	$543,235
Purchases	767,277	12,999	780,276
Principal payments	(41,631)	(35,771)	(77,402)
Sales	(149,964)	(31,341)	(181,305)
Premium/discount (amortization)/accretion, net	(5,664)	360	(5,304)
Change in fair value	(19,284)	(102)	(19,386)
Balance as of December 31, 2015	$885,931	$154,183	$1,040,114

The majority of our purchases during 2015 were new issue Agency CMBS which we believe offer more compelling risk-adjusted returns and a more stable cash flow profile amid the volatile interest rate environment, given Agency CMBS' limited prepayment and extension risks compared to RMBS. Most of our CMBS sales were during the second and third quarters of 2015 and consisted of investments that were financed at higher leverage rates than the average leverage on our portfolio.

The majority of our CMBS investments are collateralized by mortgages underwritten in more recent periods, which we believe are of higher credit quality than prior years, and in particular those originated prior to 2008. Agency CMBS are guaranteed by the GSEs with respect to return of principal, and our credit exposure is limited to any premium on those securities. Non-Agency CMBS are not guaranteed and therefore our entire investment is exposed to credit losses. The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of the dates indicated by year of origination:

	December 31, 2015			December 31, 2014
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$83,396	$78,765	38	130,878	127,766	43
2009 to 2012	254,870	264,087	40	276,245	288,903	52
2013 to 2014	78,501	78,931	63	105,178	105,154	56
2015	616,202	616,304	120	—	—	—
	$1,032,969	$1,038,087	89	$512,301	$521,823	51

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The majority of the collateral underlying our non-Agency CMBS is comprised of single-family and multi-family properties.
The following charts present the collateral underlying our non-Agency CMBS by property type as of the dates indicated:

The collateral underlying our non-Agency CMBS investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS was Florida at 32% and 29% as of December 31, 2015 and December 31, 2014, respectively, with no other state exceeding 15% as of those dates. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of the dates indicated:

CMBS IO

The majority of our CMBS IO investments are collateralized primarily by fixed rate mortgage loans. Agency CMBS IO are exclusively collateralized by multifamily properties, and non-Agency CMBS IO are secured by income producing properties such as office, retail, and hotel. Both types of CMBS IO have some form of prepayment protection (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Our CMBS IO investments are investment grade-rated with the majority rated 'AAA' by at least one of the nationally recognized statistical ratings organizations.

Activity related to our CMBS IO for the year ended December 31, 2015 is as follows:

($ in thousands) (1)	Agency CMBS IO	Non-Agency CMBS IO	Total
Balance as of December 31, 2014	$438,737	$325,119	$763,856
Purchases	113,805	144,726	258,531
Sales	(43,398)	(48,766)	(92,164)
Premium amortization, net	(75,115)	(49,686)	(124,801)
Change in fair value	(7,901)	(7,666)	(15,567)
Balance as of December 31, 2015	$426,128	$363,727	$789,855

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

Because investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, our return on these investments is negatively impacted by involuntary prepayments as a result of liquidation or foreclosure on the underlying mortgage loans. In order to manage our exposure to credit performance, we generally invest in securities with higher credit ratings and in securities where we have evaluated the credit profile of the underlying loan pool and can monitor its credit performance. In addition, because underwriting standards vary over time, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of December 31, 2015 by year of origination:

	December 31, 2015		For the Year Ended December 31, 2015	December 31, 2014		For the Year Ended December 31, 2014
($ in thousands)	Amortized Cost	Fair Value	WAL (1)	Amortized Cost	Fair Value	WAL (1)
Year of Origination:
2010	$12,843	$13,472	24	$23,335	$24,615	29
2011	45,731	48,482	28	91,947	97,885	28
2012	131,085	133,086	31	188,093	193,165	37
2013	154,445	155,299	38	176,571	179,498	43
2014	223,542	221,933	44	265,898	268,694	49
2015	219,765	217,583	50	—	—	—
	$787,411	$789,855	41	$745,844	$763,857	41
(1) Weighted average life ("WAL") represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Approximately half of the collateral underlying our non-Agency CMBS IO is comprised of retail and multifamily properties. The following charts present the property type of the collateral underlying our non-Agency CMBS IO as of the dates indicated:
The collateral underlying our non-Agency CMBS IO investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS IO was California at less than 13% as of December 31, 2015 and December 31, 2014. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS IO by the top 5 states as of the dates indicated:

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

    The following graphs present our hedging portfolio as of the dates indicated:

During the year ended December 31, 2015, we added interest rate swaps with a combined notional of $3.3 billion at a net weighted average pay-fixed rate of 1.64%, of which $2.1 billion are forward-starting as of December 31, 2015. We terminated $830.0 million in pay-fixed interest rate swaps with a weighted average pay-fixed rate of 2.19%. We also terminated $10.3 billion in Eurodollar futures at a weighted average rate of 1.98%. These adjustments to our hedging portfolio were made in response to changes in our investment allocations, shifts in the yield curve, and our expectations with respect to the future path of interest rates and interest rate volatility.

Repurchase Agreements and FHLB Advances

During the year ended December 31, 2015, we financed the majority of our MBS with repurchase agreement borrowings and, to a lesser extent, FHLB advances. Our repurchase agreement borrowings declined approximately 14% during the year ended December 31, 2015 because the size of our investment portfolio did not significantly change and we replaced a portion of our repurchase agreement financing with FHLB advances as an alternative source of funding. We also reduced the combined weighted average original term to maturity for our repurchase agreements to 67 days as of December 31, 2015 from 144 days as of December 31, 2014 by rolling our longer term borrowings at their maturity dates into shorter term borrowings in order to minimize increases in our interest expense. The cost of longer maturity borrowings increased significantly during 2015 as a result of our lenders anticipating increases by the FOMC of the Federal Funds rate.

Due to the final rule issued by the FHFA in January 2016, we will not be permitted new FHLB advances or renewals of existing FHLB advances. As such, we are required to repay approximately 50% of our FHLB advances outstanding as of December 31, 2015 before the end of the first quarter of 2016 and the remainder prior to December 31, 2016. Please refer to Items 1 and 1A of Part 1 of this Annual Report on Form 10-K for additional information regarding the impact of this final ruling by the FHFA. As a member of the FHLB of Indianapolis ("FHLBI"), we are required to purchase stock in the FHLBI based primarily on the amount of our advances. As of December 31, 2015, we had purchased $11.5 million of FHLBI common stock. We anticipate this stock will be repurchased by the FHLBI as we repay advances, though the FHLBI has up to five years to repurchase this stock.

As of December 31, 2015 and December 31, 2014, approximately 84% and 86%, respectively, of our repurchase agreement and FHLB borrowings were collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency

MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$60,192	$53,589	$48,400	$73,553	$8,133	$7,279
AA	51,599	—	—	65,937	65,937	57,619
A	34,771	34,771	29,211	30,828	30,828	25,384
Below A/Not Rated	7,621	55,425	48,767	37,720	35,318	24,613
	$154,183	$143,785	$126,378	$208,038	$140,216	$114,895

Non-Agency CMBS IO:
AAA	$294,712	$303,659	$255,652	$321,154	$311,184	$263,510
AA	53,974	—	—	1,057	1,057	1,005
Below A/Not Rated	15,041	55,692	47,119	2,908	2,908	2,467
	$363,727	$359,351	$302,771	$325,119	$315,149	$266,982

Non-Agency RMBS:
Below A/Not Rated	$65,210	$64,286	$52,127	$22,448	$21,787	$17,594
	$65,210	$64,286	$52,127	$22,448	$21,787	$17,594

Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K as well as "Interest Expense, Cost of Funds, and Effective Borrowings Costs" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our borrowings.

RESULTS OF OPERATIONS

The discussions that follow include non-GAAP financial measures which management uses in its internal analysis of financial and operating performance. Please read the section "Non-GAAP Financial Measures" contained in Item 6 of Part II of this Annual Report on Form 10-K for additional important information about these measures and the reconciliations of these measures to GAAP measures.

For the year ended December 31, 2015, we recorded a comprehensive loss of $(26.7) million, which consisted of net income to common shareholders of $7.4 million and other comprehensive loss of $(34.1) million. Net income to common shareholders consisted substantially of net interest income of $77.6 million, loss on derivative instruments, net of $(43.1) million, general and administrative expenses of $(17.7) million, and preferred dividends of $(9.2) million. The majority of the loss on derivative instruments was due to unfavorable changes in fair value,realized losses on terminated instruments, costs associated with forward starting hedges, and to a lesser extent, interest rate swap spread tightening. Other comprehensive loss consisted primarily of unrealized losses on our MBS portfolio of $(37.6) million resulting from credit spread widening and increasing interest rates.

Core net operating income to common shareholders, a non-GAAP measure management uses as an estimate of the net interest earnings of the Company's portfolio after operating expenses, was $49.2 million for the year ended December 31, 2015, which consisted substantially of adjusted net interest income, a non-GAAP measure, of $75.4 million, general and administrative expenses of $(17.7) million, and preferred dividends of $(9.2) million.

The following sections provide more information on these items and others on our consolidated statements of comprehensive income (loss).

Interest Income and Asset Yields

Interest income includes gross interest earned from the coupon rate on the securities, effects of premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items on CMBS and CMBS IO securities. The following tables present information regarding interest income earned and effective yield on our MBS by collateral type for the periods indicated:

	Year Ended
	December 31,
	2015			2014
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield (2)	Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency	$32,224	$1,886,935	1.71%	$44,432	$2,450,100	1.81%
Non-Agency	2,342	64,243	3.64%	941	13,586	6.93%
	34,566	1,951,178	1.77%	45,373	2,463,686	1.84%

CMBS:
Agency	23,411	751,949	3.08%	11,883	324,338	3.62%
Non-Agency	11,173	194,265	5.74%	17,285	317,763	5.44%
	34,584	946,214	3.62%	29,168	642,101	4.52%

CMBS IO:
Agency	16,231	417,975	3.88%	18,695	429,664	4.35%
Non-Agency	13,555	340,946	3.98%	9,645	236,624	4.08%
	29,786	758,921	3.92%	28,340	666,288	4.25%

Total MBS portfolio:	$98,936	$3,656,313	2.70%	$102,881	$3,772,075	2.72%

				Year Ended
				December 31, 2013
				Interest Income	Average Balance (1)	Effective Yield (2)
RMBS:
Agency				$56,376	$2,835,130	1.99%
Non-Agency				659	12,641	5.22%
				57,035	2,847,771	2.00%

CMBS:
Agency				11,726	323,174	3.59%
Non-Agency				23,383	415,212	5.63%
				35,109	738,386	4.74%

CMBS IO:
Agency				25,760	520,689	4.95%
Non-Agency				5,725	118,759	4.82%
				31,485	639,448	4.92%

Total MBS portfolio:				$123,629	$4,225,605	2.92%

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

The following tables present the estimated impact of changes in average balances and average yields on interest income for the periods indicated:

	Year Ended			Year Ended
	December 31, 2015 vs. December 31, 2014			December 31, 2014 vs. December 31, 2013
		Due to Change in			Due to Change in
($ in thousands)	Increase (Decrease)	Average Balance	Effective Yield	Increase (Decrease)	Average Balance	Effective Yield
RMBS	$(10,807)	$(9,496)	$(1,311)	$(11,662)	$(7,334)	$(4,328)
CMBS	5,416	8,393	(2,977)	(5,942)	(5,463)	(479)
CMBS IO	1,446	3,774	(2,328)	(3,144)	1,098	(4,242)
Total	$(3,945)	$2,671	$(6,616)	$(20,748)	$(11,699)	$(9,049)

Our interest income from MBS for the year ended December 31, 2015 decreased compared to the year ended December 31, 2014 due to a decrease in the weighted average effective yield earned on our MBS portfolio to 2.70% for the year ended December 31, 2015 compared to 2.72% for the year ended December 31, 2014. The lower weighted average effective yield is primarily due to the lower average gross coupon we are earning on our MBS. This decrease was partially offset by the replacement of a portion of our RMBS with higher yielding CMBS and CMBS IO. Although our overall average balance of MBS was lower for the year ended December 31, 2015 compared to the year ended December 31, 2014, CMBS and CMBS IO increased 12% as a percentage of the total average balance for the year ended December 31, 2015 and earned a combined weighted average effective yield of 3.76% compared to the RMBS sold during 2015 which earned 1.32%.

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

The following table presents information regarding premium amortization recognized on our RMBS and its corresponding impact on effective yield for the periods indicated:

	Year Ended
	December 31,
	2015		2014		2013
	Amount	Impact on Effective Yield	Amount	Impact on Effective Yield	Amount	Impact on Effective Yield
Scheduled amortization (1)	$(20,331)	(1.08)%	$(27,928)	(1.14)%	$(35,218)	(1.24)%
Amortization adjustment (2)	(1,876)	(0.10)%	(619)	(0.03)%	2,030	0.07%
Total effective yield adjustment	$(22,207)	(1.18)%	$(28,547)	(1.17)%	$(33,188)	(1.17)%
(1) Represents premium amortization excluding any amortization adjustment resulting from the difference between prepayment speed estimated for the reporting period and actual prepayments received as well as from changes in projected prepayment speeds.
(2) Represents the adjustment to scheduled premium amortization resulting from the difference between prepayment speed estimated for the reporting period and actual prepayments received as well as from changes in projected prepayment speeds.

The rate at which we amortize the premiums we pay for our investments is impacted by actual and forecasted prepayments, which is measured by the constant prepayment rate ("CPR") for Agency RMBS. The following graph shows the actual CPRs and the projected 3 month CPR for our Agency RMBS for the periods indicated:

The following table presents the amount of interest income recognized from prepayment penalties and other yield maintenance provisions on our CMBS and CMBS IO, net of any adjustments to premium amortization, and its corresponding impact on effective yield for the periods indicated:

	Year Ended
	December 31,
	2015		2014		2013
	Amount	Adjustment to Yield	Amount	Adjustment to Yield	Amount	Adjustment to Yield
Agency CMBS	$616	0.08%	$282	0.09%	$97	0.03%
Non-Agency CMBS	2,564	1.32%	72	0.02%	(67)	(0.02)%
Total CMBS (1)	3,180	0.34%	354	0.06%	30	—%

Agency CMBS IO	376	0.09%	957	0.22%	2,586	0.50%
Non-Agency CMBS IO	295	0.09%	238	0.10%	537	0.45%
Total CMBS IO (1)	671	0.09%	1,195	0.18%	3,123	0.49%

Total CMBS and CMBS IO (1)	$3,851	0.23%	$1,549	0.12%	$3,153	0.23%
(1) Total adjustment to yield is a weighted average based on the average balance outstanding for each class of MBS.

During the three months ended September 30, 2015, we received prepayment penalty compensation of $2.6 million on non-Agency CMBS due to the early payoff of one commercial mortgage loan issued in 1998.

Please refer to "Quantitative and Qualitative Information About Market Risk" contained within Item 7A for additional information on factors impacting prepayments on our MBS.

Interest Expense, Cost of Funds, and Effective Borrowing Cost

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013
Interest expense on repurchase agreement borrowings	$18,467	$19,033	$24,113
Interest expense on FHLB advances	541	—	—
Interest rate swap expense from cash flow hedging (1)	—	—	8,796
Amortization of de-designated cash flow hedges (2)	3,499	6,788	5,193
Non-recourse collateralized financing and other interest expense	98	94	926
Total interest expense	$22,605	$25,915	$39,028

Average balance of repurchase agreements	$3,096,888	$3,335,786	$3,773,744
Average balance of FHLB advances	163,489	—	—
Average balance of non-recourse collateralized financing	9,334	11,915	24,101
Average balance of borrowings	$3,269,711	$3,347,701	$3,797,845
Cost of funds (3)	0.68%	0.76%	1.01%

(1)
Amount was recorded within "interest expense" on the Company's consolidated statement of comprehensive income for the year ended December 31, 2013 and represents net periodic interest costs from interest rate swaps while they were designated as cash flow hedges for accounting purposes. We discontinued cash flow hedge accounting for all of our derivative instruments as of June 30, 2013. Net periodic interest costs from interest rate swaps are now recorded within "loss on derivative instruments, net" on the Company's consolidated statements of comprehensive income.

(2) Amount recorded in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

(3)	Cost of funds is calculated by dividing total interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.

The following table presents the differences in interest expense for the comparative periods presented:

($ in thousands)	Years Ended December 31, 2015 vs. December 31, 2014	Years Ended December 31, 2014 vs. December 31, 2013
Decrease in average balance	$(446)	$(2,968)
Increase (decrease) in average rate	426	(2,944)
Decrease in interest rate swap expense from cash flow hedges	—	(8,796)
(Decrease) increase in amortization of de-designated cash flow hedges	(3,290)	1,595
Total change in interest expense	$(3,310)	$(13,113)

The majority of the decrease in our interest expense for the year ended December 31, 2015 compared to the prior year was due to lower amortization expense from our de-designated cash flow hedges. Interest expense also decreased because we carried a lower average balance of borrowings during 2015 compared to the prior year. Although our interest expense decreased, our average borrowing rate on our repurchase agreements increased 3 basis points to 0.59% for the year ended December 31, 2015 from 0.56% for the year ended December 31, 2014. This increase in borrowing rate increased interest expense by approximately $0.4 million for the year ended December 31, 2015 as shown in the table above. In 2015, the volatile interest rate environment negatively impacted the availability and cost of repurchase agreement borrowings and the original term to maturity dates of our repurchase agreements shortened. In addition, during the second half of 2015, repurchase agreement borrowings that matured were rolled over into new agreements in a higher interest rate environment than when initially borrowed as lenders began in the third quarter of 2015 to price in expectations for increases to the Federal Funds Rate.

In contrast, we experienced a less volatile interest rate environment during 2014 which favorably impacted the availability and cost of repurchase agreement financing as excess liquidity in the financing markets increased competition among our repurchase agreement counterparties and as funding markets lowered their expectations of an interest rate hike by the FOMC. We were also able to extend the maturities of our repurchase agreements during 2014 to take advantage of lower interest rates. Average balances of repurchase agreement borrowings were lower in 2014 compared to 2013 given our smaller investment portfolio and the overall shift in our portfolio mix to lower leveraged CMBS IO investments.

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

	Year Ended
	December 31,
	2015		2014		2013
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
GAAP interest expense/cost of funds	$22,605	0.68%	$25,915	0.76%	$39,028	1.01%
Amortization of de-designated cash flow hedges (1)	(3,499)	(0.11)%	(6,788)	(0.20)%	(5,193)	(0.15)%
Net periodic interest costs of derivative instruments	5,730	0.18%	8,218	0.25%	8,948	0.24%
Effective borrowing cost/rate	$24,836	0.75%	$27,345	0.81%	$42,783	1.10%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP and is related to the amortization of the balance in accumulated other comprehensive loss as of June 30, 2013 related to the derivatives for which we discontinued cash flow hedge accounting.

Effective borrowing costs were $2.5 million lower for the year ended December 31, 2015 versus the same period in 2014 due to lower net periodic interest costs from our interest rate swaps. During the year ended December 31, 2015, we terminated pay-fixed interest rate swaps with a notional of $830.0 million with a weighted average pay-fixed rate of 2.19% and added current receive-fixed and current pay-fixed interest rate swaps with a combined notional of $1.0 billion at a lower net weighted average pay-fixed rate of 1.22%.

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

	Year Ended
	December 31,
	2015		2014		2013
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
GAAP interest income	$100,244	2.71%	$105,644	2.76%	$127,132	2.96%
GAAP interest expense	22,605	0.68%	25,915	0.76%	39,028	1.01%
Net interest income/spread	77,639	2.03%	79,729	2.00%	88,104	1.95%
Amortization of de-designated cash flow hedges (1)	3,499	0.11%	6,788	0.20%	5,193	0.15%
Net periodic interest costs of derivative instruments	(5,730)	(0.18)%	(8,218)	(0.25)%	(8,948)	(0.24)%
Adjusted net interest income/spread	$75,408	1.96%	$78,299	1.95%	$84,349	1.86%

Average interest earning assets (2)	$3,685,936		$3,822,870		$4,290,073
Average balance of borrowings (3)	$3,269,711		$3,347,701		$3,797,845

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

Our net interest income and adjusted net interest income decreased for the year ended December 31, 2015 compared to the same period in 2014 due to lower weighted average effective yield as discussed above under "Interest Income and Asset Yields". The impact of lower weighted average coupons was partially offset by lower interest expense and lower effective borrowing cost as further discussed above under "Interest Expense, Cost of Funds, and Effective Borrowing Costs" and below under "Loss on Derivative Instruments, Net". Conversely, our net interest spread increased 3 basis points for the year ended December 31, 2015 compared to the same period in 2014 because the decrease in our cost of funds more than offset the decrease in our weighted average effective yield. Similarly, adjusted net interest spread increased over the same periods because our effective borrowing rate decreased 1 basis point more than the decrease in our weighted average effective yield.

Our net interest income and adjusted net interest income decreased for the year ended December 31, 2014 compared to the same period in 2013 due to smaller average interest earning asset balances, lower coupons earned on our investments, and higher premium amortization resulting from the shift in our portfolio toward CMBS IO as discussed above under "Interest Income and Asset Yields". The impact of smaller average interest earning asset balances and lower coupons was partially offset by lower overall annualized cost of funds and lower effective borrowing costs as further discussed above under "Interest Expense, Cost of Funds, and Effective Borrowing Costs" and below under "Loss on Derivative Instruments, Net". Conversely, our net interest spread increased 5 basis points for the year ended December 31, 2014 compared to the same period in 2013 as a result of declining repurchase agreement costs which more than offset the decline in weighted average effective yields on our investments. Adjusted net interest spread increased 9 basis points for the year ended December 31, 2014 compared to the same period in 2013 as a result of lower net periodic interest costs.

Loss on Derivative Instruments, Net

The following table provides information on the components of our "loss on derivative instruments, net" for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2015			2014
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Receive-fixed interest rate swaps	$5,036	$1,486	$6,522	$1,436	$3,476	$4,912
Pay-fixed interest rate swaps	(10,766)	(17,921)	(28,687)	(9,654)	(21,100)	(30,754)
Eurodollar futures	—	(20,963)	(20,963)	—	(27,551)	(27,551)
Loss on derivative instruments, net	$(5,730)	$(37,398)	$(43,128)	$(8,218)	$(45,175)	$(53,393)

				Year Ended
				December 31, 2013
				Net Periodic Interest Costs (2)	Change in Fair Value (1)	Total
Receive-fixed interest rate swaps				$—	$—	$—
Pay-fixed interest rate swaps				(8,948)	18,263	9,315
Eurodollar futures				—	(19,391)	(19,391)
Loss on derivative instruments, net				$(8,948)	$(1,128)	$(10,076)
(1) Amount shown is inclusive of realized gains (losses) from terminated instruments.
(2) During the year ended December 31, 2013, we recorded an additional $8.8 million within "interest expense" for net periodic interest costs from pay-fixed interest rate swaps while they were designated as cash flow hedges for accounting purposes. We discontinued cash flow hedge accounting for all of our derivative instruments as of June 30, 2013.

Loss on derivative instruments, net for the year ended December 31, 2015 was driven primarily by losses on forward starting interest rate swaps and Eurodollar futures which resulted in large part from the volatility in interest rates during the year and from periodic repositioning of our hedge position. In 2015, we realized $22.5 million of losses, net of periodic interest, on our terminated derivatives. Our hedge repositioning was based on of our evolving view of the interest rate environment during 2015 and the future path of interest rates and where we deemed hedges were most effective in relation to our capital allocation and interest rate risk.

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

(Loss) Gain on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk profile and as we allocate capital to preferred investment opportunities. The following tables provide information related to our (loss) gain on sale of investments, net for the periods indicated:

	Year Ended
	December 31,
	2015		2014		2013
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$177,430	$(2,865)	$143,112	$(5,762)	$4,496	$(254)
Agency CMBS	149,964	(604)	—	—	36,311	689
Non-Agency CMBS	31,341	(566)	226,066	19,773	136,287	793
Agency CMBS IO	43,398	1,698	106,005	1,630	161,550	2,010
Non-Agency CMBS IO	48,766	1,359	12,513	582	10,263	456
Non-Agency RMBS	—	—	—	—	5,631	(340)
	$450,899	$(978)	$487,696	$16,223	$354,538	$3,354

As stated in "Executive Overview", we used sale proceeds from lower credit quality non-Agency CMBS sold in the third and fourth quarters of 2014 to selectively reinvest during the first and second quarters of 2015 into higher credit quality Agency CMBS in order to minimize our portfolio exposure to credit spread widening. We did not reinvest in Agency RMBS and increased our sales of Agency RMBS in order to reduce our exposure to prepayment risk. The majority of our Agency CMBS sales for the year ended December 31, 2015 were to manage our liquidity and leverage during the second quarter.

We sold Agency RMBS during the year ended December 31, 2014 for reasons similar to those that motivated Agency RMBS sales during the year ended December 31, 2015. In addition, we also sold certain Agency RMBS in the first half of 2014 that were at or near their interest rate reset periods and expected to reset at lower interest rates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses during the periods indicated:

	Year Ended
	December 31,
	2015	2014	2013
Compensation and benefits:
Salary and benefits	$4,498	$4,453	$4,077
Incentive compensation	1,890	2,548	740
Stock-based compensation	2,715	2,508	2,187
	9,103	9,509	7,004
Other:
Accounting and auditing fees	$271	$304	$356
Contract services and consulting	1,119	856	1,035
Legal fees and litigation expenses	2,898	1,384	712
Board fees, including stock-based compensation	598	432	484
Insurance	430	461	456
Occupancy and other office expenses	623	596	725
Software and systems expenses	1,678	1,544	1,254
Other employee and corporate expenses	948	921	1,032
	8,565	6,498	6,054

Total general and administrative expenses:	$17,668	$16,007	$13,058

Compensation and benefits for the year ended December 31, 2015 decreased $0.4 million compared to the year ended December 31, 2014 due to lower incentive compensation expenses partially offset by an increase in stock-based compensation due to an increase in amortization of restricted stock vesting during 2015 versus 2014. Other general and administrative expenses for the year ended December 31, 2015 increased $2.1 million compared to the year ended December 31, 2014 due primarily to increases in legal fees and litigation expenses and contract services and consulting.

Compensation and benefits for the year ended December 31, 2014 increased $2.5 million compared to the year ended December 31, 2013 due to increased incentive compensation, an additional executive officer, and increased stock based compensation expense. Incentive compensation paid in cash is recognized as expense in the period earned whereas incentive compensation paid in restricted stock is recognized over its vesting period. Approximately $1.4 million of incentive compensation for executive management for the year ended December 31, 2013 was paid in restricted stock with a vesting period of three years and $0.1 million in cash. For the year ended December 31, 2014, $1.6 million was paid in cash and $1.6 million in restricted stock with a vesting period of three years. Other general and administrative expenses for the year ended December 31, 2014 increased $0.4 million compared to the year ended December 31, 2013 primarily because of increased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements, monthly principal and interest payments we receive on our investments, and cash generated from our operating results. Additional sources may also include proceeds from the sale of investments, equity offerings, issuances of collateralized financings, and payments received from counterparties from interest rate swap agreements. We use unencumbered cash, Agency MBS, and non-Agency MBS to support additional borrowings. We use our liquidity to fund our investment purchases and other operating costs, to pay down borrowings, to meet margin calls from our lenders, to make payments to counterparties as required under interest rate swap agreements, to repurchase shares of our common stock, and to pay dividends on our preferred and common stock.

We continually measure, manage, and forecast our liquidity on a daily basis and consider unrestricted cash and cash equivalents, unencumbered Agency MBS, and certain unencumbered non-Agency MBS as our available liquid assets. As of December 31, 2015, our available liquid assets were $150.3 million compared to $215.8 million as of December 31, 2014. Our liquid assets declined as we repurchased shares of our common stock, experienced losses on our derivatives and declines in fair values on our assets throughout the year, and to a lesser extent from shifts in our investment portfolio. As of December 31, 2015, our liquid assets consisted of unrestricted cash and cash equivalents of $33.9 million and unencumbered Agency MBS of $116.4 million. Generally, we seek to maintain enough liquidity to meet potential margin calls from lenders (as discussed further below), particularly in times of market stress or significant volatility.

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

Our total liabilities increased to 6.5 times shareholders' equity as of December 31, 2015 from 5.1 times as of December 31, 2014 due to an increase in our borrowings resulting from FHLB advances used to partially finance investment purchases and declines in the fair value of our derivative instruments. In addition, our shareholder's equity was lower as a result of declines in the fair value of our MBS and lower additional paid-in capital as a result of share repurchases.

We have historically had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets have historically experienced brief periods of extreme volatility such as what occurred in 2008 and 2009. Such events are typically marked by concerns regarding counterparty credit, severe market illiquidity, and steep declines in asset prices. At other times (such as the second half of 2015), credit markets have experienced lesser volatility, only modestly impacting liquidity and asset prices. In addition, in recent periods U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury and the Federal Reserve) have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework (and supplemental bank capital rules) and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit by restricting the number of repurchase agreement lenders and the credit made available by such lenders. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the federal financial and banking regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability. While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
December 31, 2015	$2,589,420	$2,766,755	$3,097,492
September 30, 2015	3,055,069	3,220,391	3,405,692
June 30, 2015	3,402,964	3,301,590	3,447,628
March 31, 2015	3,185,843	3,101,133	3,239,247
December 31, 2014	3,013,110	3,043,298	3,137,204
September 30, 2014	3,150,254	3,352,599	3,469,491
June 30, 2014	3,447,050	3,454,884	3,496,521
March 31, 2014	3,485,544	3,497,167	3,580,997

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of December 31, 2015, we had repurchase agreement borrowings outstanding with 17 of our 32 available repurchase agreement counterparties at a weighted average borrowing rate of 0.75% compared to 0.55% as of December 31, 2014. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Agency RMBS and CMBS	5.0%	5.0%	5.1%	5.3%	5.3%
Non-Agency RMBS and CMBS	14.5%	14.1%	13.5%	16.0%	16.1%
CMBS IO	15.4%	15.3%	15.3%	15.3%	15.5%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of December 31, 2015 and as of December 31, 2014:

	December 31, 2015
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$297,916	$56,193
JP Morgan Securities, LLC	298,823	46,197
South Street Financial Corporation	431,950	25,952
Royal Bank of Canada	187,993	23,091
BNP Paribas	102,211	15,038
Remaining counterparties	1,270,527	69,750
	$2,589,420	$236,221

	December 31, 2014
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$286,574	$53,949
JP Morgan Securities, LLC	289,931	48,484
South Street Financial Corporation	608,000	36,483
Bank of America Securities LLC	181,593	15,711
Credit Suisse Securities LLC	103,078	13,258
Remaining counterparties	1,543,934	93,603
	$3,013,110	$261,488

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of December 31, 2015:

($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,474,739	$1,634,166
Asia	674,092	719,877
Europe	440,589	471,598
	$2,589,420	$2,825,641

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

FHLB Advances

For information on FHLB advances obtained by our wholly-owned captive insurance subsidiary, Mackinaw, see "Financial Condition - Repurchase Agreements and FHLB Advances" in this Item 7. As a result of the final rule issued by the FHFA in January 2016, we will not be able to renew these FHLB advances as they mature in 2016. Because we maintain excess borrowing capacity at our financing counterparties, we do not anticipate any difficulties in replacing the FHLB advances at or before their respective maturities.

Derivative Instruments

Our derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of December 31, 2015, we had Agency MBS with a fair value of $2.3 million and cash of $51.2 million posted as credit support under these agreements.

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

We have approximately $48.4 million of deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods that were being hedged by the terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table. Dividend distributions to our shareholders in excess of REIT taxable income, if any, as a result of the hedge loss deductions for the years noted below, will be considered a return of capital to the shareholder.

($ in thousands)	Tax Hedge Loss Deduction
2016	25,014
2017	11,279
2018	3,830
2019 - 2026	8,316
$48,439

We also have available an estimated NOL carryforward of approximately $89.8 million as of December 31, 2015, which can be used, subject to certain annual limitations, to offset taxable income and help us manage our REIT income distribution requirements.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of December 31, 2015:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,590,605	$2,590,605	$—	$—	$—
FHLB advances (1)	521,341	521,341	—	—	—
Non-recourse collateralized financing (2)	8,572	2,295	3,072	1,739	1,466
Operating lease obligations	908	204	426	278	—
Total	$3,121,426	$3,114,445	$3,498	$2,017	$1,466
(1) Includes estimated interest payments calculated using interest rates in effect as of December 31, 2015.
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

Other Matters

As of December 31, 2015, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements. Please refer to Note 1 of our "Notes to Consolidated Financial Statements" for information regarding recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Annual Report on Form 10-K that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Exchange Act . Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, taking into account all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by use of words such as “believe”, “expect”, “anticipate”, “estimate”, “plan” “may”, “will”, “intend”, “should”, “could” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.

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

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•	Our liquidity and ability to access financing, including with respect to maturity and replacement of FHLB advances, and the anticipated availability and cost of financing;

•	Our stock repurchase activity and the impact of stock repurchases;

•	Our use of and restrictions on using our tax NOL carryforward;

•	The status of pending litigation;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses, including related to the Company's repurchase agreements and derivative instruments;

•	The status of regulatory rule-making or review processes and the status of reform efforts and other business developments in the repurchase agreement financing market;

•	Market, industry and economic trends, how these trends and related economic data may impact the behavior of market participants and financial regulators; and

•	Interest rates.

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in this Annual Report on Form 10-K, particularly those set forth under and incorporated by reference into Part II, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•	actual or anticipated changes in Federal Reserve monetary policy;

•
adverse reactions in financial markets related to the budget deficit or national debt of the United States government; potential or actual default by the United States government on Treasury securities; and potential or actual downgrades to the sovereign credit rating of the United States;

•	the cost and availability of financing, including the future availability of financing due to changes to regulation of, and capital requirements imposed upon, financial institutions;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	changes to our investment strategy, operating policies, dividend policy or asset allocations;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	changes in the repurchase agreement financing markets and other credit markets;

•	changes to the market for interest rate swaps and other derivative instruments, including changes to margin requirements on derivative instruments;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks. These risks can and do cause fluctuations in our shareholders' equity, comprehensive income, and book value. We attempt to manage these risks and earn an acceptable return for our shareholders as discussed below.

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects our results to interest rate risk primarily from the mismatch between interest-rate reset dates (or maturity) of our assets and the maturity of our liabilities. Borrowing costs on our liabilities are generally based on prevailing market rates and reset more frequently than interest rates on our assets. During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedge instruments at the time, as well as the magnitude and the duration of the increase in interest rates. In addition, our adjustable rate assets may have limits or caps on the amount that an interest rate may reset while our liabilities do not have rate reset caps. Changes in interest rates, particularly rapid changes, may also negatively impact the market value of our investments, thereby reducing our book value. In addition to the information set forth in the tables below, see "Market Value Risk" below for further discussion of the risks to the market value of our investments.

While having interest rate risk is a basic tenet of our investment strategy, we attempt to manage our exposure to changes in interest rates by investing in instruments that have short maturities/interest reset dates, entering into derivative instruments (such as interest rate swaps and Eurodollar futures) to hedge this risk and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors. Our current goal is to maintain net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years. Our portfolio duration may drift outside of this target range at various times based on the composition of our investment portfolio including derivative instruments, and in light of our expectations with respect to interest rates and FOMC monetary policy. In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of December 31, 2015 based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at December 31, 2015, the only declining rate scenario that we present is a downward shift of 25 basis points. In order to include the impact of changes in interest rates on our effective derivative instruments, we are presenting the percentage change in adjusted net interest income (instead of net interest income) because net interest income does not include the net interest payments/receipts on these instruments.

The "percentage change in adjusted net interest income" includes the impact of changes in expected prepayment speeds on our investments and assumes that net proceeds received from pay downs on the investment portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of December 31, 2015 and at yields consistent with those as of that date, adjusted for the parallel shift in the rates below. Changes in types of investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in adjusted net interest income
+100	(0.83)%	(10.93)%
+50	(0.37)%	(5.52)%
-25	0.13%	0.44%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the projected change in market value of our investment portfolio net of derivative hedge instruments for instantaneous changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of December 31, 2015.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in market value (1)
0	+25	(0.03)%
+10	+50	(0.11)%
+10	+75	(0.18)%
+25	+75	(0.22)%
+25	+0	(0.07)%
+50	+0	(0.15)%
-10	-50	0.01%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. Please refer to "Financial Condition-RMBS" within Item 7 of this Annual Report on Form 10-K for details.

Market Value Risk

Our investments fluctuate in market value due to changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments and other factors. Changes in the market values of our investments are reflected in other comprehensive income, shareholders' equity, and book value per common share. Changes in credit spreads represent the market's valuation of the perceived riskiness of assets relative to risk-free rates, and widening credit spreads such as in 2015 reduces the market value of our investments as market participants require additional yield to hold riskier assets. Credit spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security or FOMC monetary policy. Likewise, most of our investments are fixed rate or reset in rate over a period of time, and as interest rates rise, we would expect the market value of these investments to decrease. We use derivative instruments to hedge our exposure to rising interest rates, though often not on a one-to-one basis. We do not seek to hedge our exposure to credit spreads, prepayments or other factors other than through asset selection.

Fluctuations in credit spreads typically vary based on the type of investment. Though market conditions and technical factors such as FOMC monetary policy may impact Agency MBS credit spreads, Agency MBS credit spreads will generally have less volatility than non-Agency MBS credit spreads. This is due to the fact that market participants generally view Agency MBS, given their guarantee of principal by GSEs, as more liquid (i.e., more easily converted into cash) than non-Agency MBS.

The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of December 31, 2015:

Basis Point Change in Market Credit Spreads	Percentage change in market value of investments
+50	(2.1)%
+25	(1.1)%
-25	1.1%
-50	2.1%

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

	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$18,098	2.75%	$20,234	2.70%	$20,752	2.69%	$27,953	2.74%
13-36 MTR	23,401	3.47%	24,039	3.54%	22,874	3.63%	19,870	3.83%
37-60 MTR	4,202	2.97%	5,128	2.94%	10,126	3.07%	17,749	3.19%
> 60 MTR	31,924	2.95%	34,068	2.96%	36,501	2.97%	38,789	2.97%
Fixed rate	(8)	2.50%	(8)	2.50%	(9)	2.50%	(9)	2.50%
Total premium, net	$77,617	3.03%	$83,461	3.04%	$90,244	3.05%	$104,352	3.08%
Par balance	$1,536,733		$1,631,942		$1,741,996		$1,942,332
Premium, net as a % of par value	5.1%		5.1%		5.2%		5.4%

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

($ in thousands)	December 31, 2015	December 31, 2014
Fannie Mae	$24,177	$28,765
Freddie Mac	401,951	408,698
Ginnie Mae	—	1,274
Non-Agency CMBS IO	363,727	325,119
	$789,855	$763,856

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

We are also subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets. Yields on assets in which we have reinvested in recent periods have generally been lower than yields on existing assets due to lower overall interest rates and more competition for these as investment assets. As a result, our interest income has declined in recent periods and may continue to decline in the future, thereby reducing earnings per share.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain rather than reinvest capital, or if we invest it in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline.

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

In order to manage our exposure to credit performance, we generally invest in securities with higher credit ratings and in securities where we have evaluated the credit profile of the underlying loan pool and can monitor its credit performance. With respect to non-Agency RMBS, our purchases have been very short duration MBS backed by pools of re-performing or non-performing loans.

The following table presents information on our non-Agency MBS by credit rating as of December 31, 2015:

	December 31, 2015
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$60,192	$294,712	$—	$354,904	60.9%
AA	51,599	53,974	—	105,573	18.1%
A	34,771	—	—	34,771	6.0%
Below A or not rated	7,621	15,041	65,210	87,872	15.0%
	$154,183	$363,727	$65,210	$583,120	100.0%

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

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part 1I, Item 7 of this Annual Report on Form 10-K.

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
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or that the degree of compliance with policies or procedures may deteriorate.

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

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company”. The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the 2016 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2015 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2009 Stock and Incentive Plan	—	—	994,096
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	—	$—	994,096

(1)
Reflects shares available to be granted under the 2009 Stock and Incentive Plan in the form of stock options, stock appreciation rights, stock awards, dividend equivalent rights, performance share awards, stock units and incentive awards.

(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 will be included in the 2016 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCENCE
The information required by Item 13 will be included in the 2016 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNANT FEES AND SERVICES
The information required by Item 14 will be included in the 2016 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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

Exhibit No.	Description
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

10.28*	Dynex Capital, Inc. Executive Incentive Plan (as adopted December 29, 2015) (incorporated herein by reference to Exhibit 10.28 to Dynex's Current Report on Form 8-K filed January 5, 2016).
21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

March 8, 2016	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas B. Akin	Executive Chairman and Director	March 8, 2016
Thomas B. Akin

/s/ Byron L. Boston	Chief Executive Officer, President,	March 8, 2016
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief Financial	March 8, 2016
Stephen J. Benedetti	Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 8, 2016
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Michael R. Hughes	Director	March 8, 2016
Michael R. Hughes

/s/ Barry A. Igdaloff	Director	March 8, 2016
Barry A. Igdaloff

/s/ Valerie A. Mosley	Director	March 8, 2016
Valerie A. Mosley

/s/ Robert A. Salcetti	Director	March 8, 2016
Robert A. Salcetti

/s/ James C. Wheat, III	Director	March 8, 2016
James C. Wheat, III

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2015

DYNEX CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (Dynex) as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynex's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

BDO USA, LLP

Richmond, Virginia
March 8, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited Dynex Capital, Inc.’s (Dynex) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Dynex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynex as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 8, 2016 expressed an unqualified opinion thereon.
BDO USA, LLP

Richmond, Virginia
March 8, 2016

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	December 31, 2015	December 31, 2014
ASSETS
Mortgage-backed securities (including pledged of $3,361,635 and $3,265,979, respectively)	$3,493,701	$3,516,239
Mortgage loans held for investment, net	24,145	39,700
Investment in limited partnership	10,835	4,000
Investment in FHLB stock	11,475	—
Cash and cash equivalents	33,935	43,944
Restricted cash	51,190	42,263
Derivative assets	7,835	5,727
Principal receivable on investments	6,193	7,420
Accrued interest receivable	22,764	21,157
Other assets, net	7,975	7,861
Total assets	$3,670,048	$3,688,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,589,420	$3,013,110
FHLB advances	520,000	—
Non-recourse collateralized financing	8,442	10,786
Derivative liabilities	41,205	35,898
Accrued interest payable	1,743	1,947
Accrued dividends payable	13,709	15,622
Other liabilities	3,504	3,646
Total liabilities	3,178,023	3,081,009

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 49,047,335 and 54,739,111 shares issued and outstanding, respectively	490	547
Additional paid-in capital	725,358	763,935
Accumulated other comprehensive (loss) income	(12,768)	21,316
Accumulated deficit	(330,713)	(288,154)
Total shareholders' equity	492,025	607,302
Total liabilities and shareholders’ equity	$3,670,048	$3,688,311
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (amounts in thousands except per share data)

	Year Ended
	December 31,
	2015	2014	2013
Interest income:
Mortgage-backed securities	$98,936	$102,881	$123,629
Mortgage loans held for investment	1,308	2,763	3,503
	100,244	105,644	127,132
Interest expense:
Repurchase agreements and FHLB advances	22,507	25,821	38,102
Non-recourse collateralized financing	98	94	926
	22,605	25,915	39,028

Net interest income	77,639	79,729	88,104
Loss on derivative instruments, net	(43,128)	(53,393)	(10,076)
(Loss) gain on sale of investments, net	(978)	16,223	3,354
Fair value adjustments, net	69	208	(652)
Equity in income of limited partnership	835	—	—
Other (expense) income, net	(225)	1,046	397
General and administrative expenses:
Compensation and benefits	(9,103)	(9,509)	(7,004)
Other general and administrative	(8,565)	(6,498)	(6,054)
Net income	16,544	27,806	68,069
Preferred stock dividends	(9,176)	(9,176)	(7,902)
Net income to common shareholders	$7,368	$18,630	$60,167

Other comprehensive income:
Change in net unrealized gain on available-for-sale investments	$(38,561)	$64,567	$(113,343)
Reclassification adjustment for loss (gain) on sale of investments, net	978	(16,223)	(3,354)
Change in fair value of cash flow hedges	—	—	16,381
Reclassification adjustment for de-designated cash flow hedges	3,499	6,788	13,989
Total other comprehensive (loss) income	(34,084)	55,132	(86,327)
Comprehensive (loss) income to common shareholders	$(26,716)	$73,762	$(26,160)

Net income per common share-basic and diluted	$0.14	$0.34	$1.10
Weighted average common shares-basic and diluted	52,847	54,701	54,648
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance as of December 31, 2012	$55,407	$543	$759,214	$52,511	$(250,965)	$616,710
Stock issuance	54,459	7	7,548	—	—	62,014
Restricted stock granted, net of amortization	—	3	2,376	—	—	2,379
Adjustments for tax withholding on share-based compensation	—	(1)	(545)	—	—	(546)
Stock issuance costs amortization	(208)	—	(119)	—	—	(327)
Common stock repurchased	—	(9)	(6,924)	—	—	(6,933)
Net income	—	—	—	—	68,069	68,069
Dividends on preferred stock	—	—	—	—	(7,902)	(7,902)
Dividends on common stock	—	—	—	—	(61,261)	(61,261)
Other comprehensive loss	—	—	—	(86,327)	—	(86,327)
Balance as of December 31, 2013	109,658	543	761,550	(33,816)	(252,059)	585,876
Stock issuance	—	1	251	—	—	252
Restricted stock granted, net of amortization	—	4	2,715	—	—	2,719
Adjustments for tax withholding on share-based compensation	—	(1)	(506)	—	—	(507)
Stock issuance costs amortization	—	—	(75)	—	—	(75)
Net income	—	—	—	—	27,806	27,806
Dividends on preferred stock	—	—	—	—	(9,176)	(9,176)
Dividends on common stock	—	—	—	—	(54,725)	(54,725)
Other comprehensive income	—	—	—	55,132	—	55,132
Balance as of December 31, 2014	109,658	547	763,935	21,316	(288,154)	607,302
Stock issuance	—	—	166	—	—	166
Restricted stock granted, net of amortization	—	3	2,962	—	—	2,965
Adjustments for tax withholding on share-based compensation	—	(1)	(556)	—	—	(557)
Stock issuance costs amortization	—	—	(37)	—	—	(37)
Common stock repurchased	—	(59)	(41,112)	—	—	(41,171)
Net income	—	—	—	—	16,544	16,544
Dividends on preferred stock	—	—	—	—	(9,176)	(9,176)
Dividends on common stock	—	—	—	—	(49,927)	(49,927)
Other comprehensive loss	—	—	—	(34,084)	—	(34,084)
Balance as of December 31, 2015	$109,658	$490	$725,358	$(12,768)	$(330,713)	$492,025
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Operating activities:
Net income	$16,544	$27,806	$68,069
Adjustments to reconcile net income to cash provided by operating activities:
(Increase) decrease in accrued interest receivable	(1,607)	546	1,370
Decrease in accrued interest payable	(204)	(600)	(347)
Loss on derivative instruments, net	43,128	53,393	10,076
Loss (gain) on sale of investments, net	978	(16,223)	(3,354)
Fair value adjustments, net	(69)	(208)	652
Amortization of investment premiums, net	152,308	137,837	128,865
Other amortization and depreciation, net	5,338	8,900	7,743
Stock-based compensation expense	2,965	2,719	2,314
Other operating activities	(2,393)	381	(6,628)
Net cash and cash equivalents provided by operating activities	216,988	214,551	208,760
Investing activities:
Purchase of investments	(1,122,970)	(599,381)	(1,419,060)
Principal payments received on investments	494,275	518,303	913,210
Proceeds from sales of investments	449,921	503,918	358,090
Principal payments received on mortgage loans held for investment, net	15,570	16,787	15,828
Payment to acquire interest in limited partnership	(6,000)	(4,000)	—
Net payments on derivatives, including terminations	(39,929)	(11,415)	(39,097)
Other investing activities	(237)	(7)	5,891
Net cash and cash equivalents (used in) provided by investing activities	(209,370)	424,205	(165,138)
Financing activities:
Borrowings under repurchase agreements and FHLB advances	23,555,007	22,547,991	29,176,511
Repayments of repurchase agreement borrowings and FHLB advances	(23,458,697)	(23,115,878)	(29,160,302)
Principal payments on non-recourse collateralized financing	(2,395)	(2,167)	(17,840)
Increase in restricted cash	(8,927)	(28,878)	(13,346)
Proceeds from issuance of preferred stock	—	—	54,251
Proceeds from issuance of common stock, net of issuance costs	129	177	7,436
Cash paid for repurchases of common stock	(41,171)	—	(6,934)
Payments related to tax withholding for share-based compensation	(557)	(507)	(545)
Dividends paid	(61,016)	(64,880)	(69,332)
Net cash and cash equivalents used in financing activities	(17,627)	(664,142)	(30,101)

Net (decrease) increase in cash and cash equivalents	(10,009)	(25,386)	13,521
Cash and cash equivalents at beginning of period	43,944	69,330	55,809
Cash and cash equivalents at end of period	$33,935	$43,944	$69,330
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$19,260	$19,445	$33,517
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

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) the instructions to the Annual Report on Form 10-K and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current year's presentation. Because the Company's provision for loan loss was immaterial for the years ended December 31, 2015, 2014, and 2013, this amount is now included within "other income (expense), net" on the Company's consolidated statements of comprehensive income. These presentation changes have no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

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

The Company consolidates certain trusts through which it has securitized mortgage loans as a result of not meeting the sale criteria under GAAP at the time the financial assets were transferred to the trust. Additional information regarding the accounting policy for the Company's securitized mortgage loans is provided in Note 3.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to stockholders after consideration of its net operating loss ("NOL") carryforward and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or capital gains that is distributed as dividends to shareholders.

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with Accounting Standards Codification ("ASC") Topic 740. The Company records these liabilities, if any, to the extent they are deemed more likely than not to have been incurred.

Net Income Per Common Share

The Company did not have any potentially dilutive securities outstanding during the years ended December 31, 2015, December 31, 2014, or December 31, 2013.

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

Because the Company's 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) are redeemable at the Company's option for cash only and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares and their related dividends is excluded from the calculation of diluted net income (loss) per common share.

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

The Company’s wholly-owned captive insurance subsidiary, Mackinaw Insurance Company, LLC (“Mackinaw”), has obtained advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) under an advances, pledge and security agreement which includes collateral requirements similar to the Company’s repurchase agreement borrowings, including the FHLBI’s right to require additional pledges of collateral. The agreement also requires Mackinaw to observe the rules of FHLBI membership and is subject to the FHLBI’s credit policies. The FHLBI requires Mackinaw to pledge additional securities or cash as collateral for advances in the event the value of the collateral held by the FHLBI falls below specified levels and gives the FHLBI the right to demand additional collateral in certain circumstances. Please see Note 13 for important information related to the Company's FHLB advances.

Derivative Instruments

The Company's derivative instruments, which currently include interest rate swaps and Eurodollar futures, are accounted for at fair value and recognized accordingly as either derivative assets or derivative liabilities on the Company's consolidated balance sheet. All periodic interest costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, are recorded in "gain (loss) on derivative instruments, net" on the Company's consolidated statement of comprehensive income. Please refer to Note 6 for additional information regarding the Company's accounting for its derivative instruments.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments-Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities, which includes the following amendments:

•
equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income.

•
simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•	the exit price notion is to be used by public business entities when measuring the fair value of financial instruments for disclosure purposes.

•
separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•
elimination of the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measure at amortized cost.

•
a requirement for the entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•	clarification that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets.

ASU No. 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017. Management has evaluated this ASU, and its adoption is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral to cover initial and variation margins for the Company's repurchase agreements, FHLB advances, and derivative instruments. The following tables present the Company’s MBS by investment type as of the dates indicated:

	December 31, 2015
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,536,733	$77,617	$1,614,350	$4,362	$(20,190)	$1,598,522	3.03%
Non-Agency	66,003	(45)	65,958	70	(818)	65,210	3.25%
	1,602,736	77,572	1,680,308	4,432	(21,008)	1,663,732
CMBS:
Agency	876,751	13,252	890,003	10,542	(14,614)	885,931	3.45%
Non-Agency	156,218	(8,133)	148,085	7,039	(941)	154,183	4.29%
	1,032,969	5,119	1,038,088	17,581	(15,555)	1,040,114
CMBS IO (2):
Agency	—	421,857	421,857	5,922	(1,651)	426,128	0.80%
Non-Agency	—	365,554	365,554	1,992	(3,819)	363,727	0.71%
	—	787,411	787,411	7,914	(5,470)	789,855

Total AFS securities:	$2,635,705	$870,102	$3,505,807	$29,927	$(42,033)	$3,493,701

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $12,180,291 and $10,328,628, respectively, as of December 31, 2015.

	December 31, 2014
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,086,807	$113,635	$2,200,442	$8,473	$(22,215)	$2,186,700	3.09%
Non-Agency	22,432	(17)	22,415	107	(74)	22,448	3.83%
	2,109,239	113,618	2,222,857	8,580	(22,289)	2,209,148
CMBS:
Agency	301,943	18,042	319,985	15,288	(76)	335,197	5.21%
Non-Agency	210,358	(8,520)	201,838	6,679	(479)	208,038	4.33%
	512,301	9,522	521,823	21,967	(555)	543,235
CMBS IO (2):
Agency	—	426,564	426,564	12,252	(79)	438,737	0.80%
Non-Agency	—	319,280	319,280	6,069	(230)	325,119	0.72%
	—	745,844	745,844	18,321	(309)	763,856

Total AFS securities:	$2,621,540	$868,984	$3,490,524	$48,868	$(23,153)	$3,516,239

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

The Company's sale proceeds for MBS were $449,921, $503,918, and $357,892 for the years ended December 31, 2015, 2014, and 2013, respectively. The following table presents the gross realized gains (losses) of those sales included in "(loss) gain on sale of investments, net" on the Company's consolidated statements of comprehensive income (loss) for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013
Gross realized gains on sales of MBS	$3,552	$22,492	$8,670
Gross realized losses on sales of MBS	(4,530)	(6,269)	(5,316)
(Loss) gain on sale of investments, net	$(978)	$16,223	$3,354

The following table presents certain information for those Agency MBS in an unrealized loss position as of the dates indicated:

	December 31, 2015			December 31, 2014
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,332,849	$(19,062)	109	$322,741	$(879)	24
Non-Agency MBS	351,650	(5,347)	72	111,778	(625)	24

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$775,484	$(17,393)	72	$1,321,323	$(21,491)	113
Non-Agency MBS	8,306	(231)	7	18,037	(159)	5

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of December 31, 2015 and December 31, 2014 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of December 31, 2015 or December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 3 – MORTGAGE LOANS HELD FOR INVESTMENT, NET AND RELATED NON-RECOURSE COLLATERALIZED FINANCING

The Company's mortgage loans held for investment, net consist of securitized and unsecuritized mortgage loans originated or purchased by the Company from 1992 through 1998 and are reported at amortized cost. The following table provides detail by type of collateral as of the periods indicated:

	December 31, 2015	December 31, 2014
Single-family mortgage loans held for investment, amortized cost	$24,189	$30,214
Commercial mortgage loans held for investment, amortized cost	148	9,736
Allowance for loan losses	(192)	(250)
Total mortgage loans held for investment, net	$24,145	$39,700

Commercial securitized mortgage loans are evaluated individually for impairment when the debt service coverage ratio on the mortgage loan is less than 1:1 or when the mortgage loan is delinquent. Commercial mortgage loans not evaluated for individual impairment are evaluated for a general allowance. There were no securitized commercial mortgage loans identified as seriously delinquent (60 or more days past due) on the Company's consolidated balance sheets as of December 31, 2015 or as of December 31, 2014.

Single-family mortgage loans are considered homogeneous and are evaluated on a pool basis for a general allowance. The unpaid principal balance of the Company's securitized single-family mortgage loans identified as seriously delinquent as of December 31, 2015 was $1,343 compared to $2,221 as of December 31, 2014. The Company continues to accrue interest on its seriously delinquent securitized single-family mortgage loans because the primary servicer continues to advance the interest and/or principal due on the loan.

The Company considers various factors in determining its specific and general allowance requirements, including whether a loan is delinquent, the Company’s historical experience with similar types of loans, historical cure rates of delinquent loans, and historical and anticipated loss severity of the mortgage loans as they are liquidated. The factors may differ by mortgage loan type (e.g., single-family versus commercial) and collateral type (e.g., multifamily versus office property). The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. The Company recorded $180, $0, and $261 as provision for loan losses for the years ended December 31, 2015, 2014, and 2013, respectively, which is included within "other (expense) income, net" on the Company's consolidated statements of comprehensive income (loss).

The majority of the Company's mortgage loans held for investment, net are securitized mortgage loans and are pledged as collateral for the one remaining class of the Company's single-family securitization financing bond, which is recorded on the Company's balance sheet as "non-recourse collateralized financing". As of December 31, 2015, $9,220 of the principal balance of the single-family mortgage loans held for investment was pledged as collateral for the Company's non-recourse collateralized financing which had a remaining principal balance of $8,573. As of December 31, 2014, $11,902 of the principal balance of the Company's mortgage loans held for investment was pledged as collateral for the remaining principal balance of the outstanding bonds of $10,967. The interest rate on this bond is based on 1-month LIBOR plus 0.30%.

NOTE 4 – REPURCHASE AGREEMENTS

The Company finances its purchases of investments primarily using repurchase agreements which bear interest at a rate based on a spread to London Interbank Offered Rate ("LIBOR"). The Company’s repurchase agreement borrowings outstanding as of December 31, 2015 and December 31, 2014 are summarized in the table below by the fair value and type of securities pledged as collateral:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	December 31, 2015
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,439,436	0.47%	$1,483,152
Non-Agency RMBS	52,128	1.77%	64,286
Agency CMBS	301,427	0.49%	345,728
Non-Agency CMBS	126,378	1.26%	143,785
Agency CMBS IO	360,245	1.24%	421,285
Non-Agency CMBS IO	302,771	1.33%	359,351
Securitization financing bond	7,035	1.65%	8,054
	$2,589,420	0.75%	$2,825,641

	December 31, 2014
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,977,338	0.39%	$2,064,704
Non-Agency RMBS	17,594	1.57%	21,787
Agency CMBS	253,857	0.36%	291,103
Non-Agency CMBS	114,895	1.15%	140,216
Agency CMBS IOs	372,609	0.92%	430,638
Non-Agency CMBS IOs	266,983	1.04%	315,149
Securitization financing bond	9,834	1.51%	11,000
	$3,013,110	0.55%	$3,274,597

As of December 31, 2015, the weighted average remaining term to maturity of our repurchase agreements was 22 days compared to 88 days as of December 31, 2014. The following table provides a summary of the original term to maturity of our repurchase agreements as of December 31, 2015 and December 31, 2014:

Original Term to Maturity	December 31, 2015	December 31, 2014
Less than 30 days	$551,643	$250,635
30 to 90 days	782,393	617,399
91 to 180 days	1,255,384	904,830
181 to 364 days	—	1,030,569
1 year or longer	—	209,677
	$2,589,420	$3,013,110

As of December 31, 2015, the Company had approximately $56,193 of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowings outstanding) with Wells Fargo Bank National Association together with its affiliate Wells Fargo Securities, LLC. The borrowings outstanding with that counterparty and its affiliate as of December 31, 2015 were $297,916 with a weighted average borrowing rate of 1.30%. Of the amount outstanding with this counterparty and its affiliate, $283,655 is under a committed repurchase facility with Wells Fargo Bank National Association. This facility has an aggregate maximum borrowing capacity of $300,000 and is scheduled to expire on August 6, 2016, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

borrowing rate as of December 31, 2015 was 1.30%. Shareholders' equity at risk did not exceed 10% for any of the Company's other counterparties.

As of December 31, 2015, the Company had repurchase agreement amounts outstanding with 17 of its 32 available repurchase agreement counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. With respect to outstanding repurchase agreement and FHLB advance financings as of December 31, 2015, the Company was in compliance with all covenants.

Please see Note 7 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 5 – FHLB ADVANCES

The Company’s wholly owned subsidiary, Mackinaw Insurance Company, LLC (or "Mackinaw") is a member of the FHLB of Indianapolis (or "FHLBI"). Please refer to Note 13 for important information regarding the Company's ability to continue using FHLB advances in the future.

The following table summarizes certain information about the Company's FHLB advances outstanding as of December 31, 2015:

	December 31, 2015
Remaining Term to Maturity	Agency RMBS Collateral	Agency CMBS Collateral	Total	Weighted Average Rate
30 to 90 days	$17,000	$240,000	$257,000	0.28%
91 days to 1 year	—	263,000	263,000	0.51%
	$17,000	$503,000	$520,000	0.40%

The Company had MBS with a fair value of $541,771 pledged as collateral for its FHLB advances as of December 31, 2015 and had interest expense of $541 related to its FHLB advances for the year ended December 31, 2015.

As a condition to membership in the FHLBI, the Company had stock in the FHLBI totaling $11,475 as of December 31, 2015 which is shown on the Company's consolidated balance sheet as "Investment in FHLB stock". FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value and only to the FHLBI.

NOTE 6 – DERIVATIVES

     The Company utilizes derivative instruments to economically hedge a portion of its exposure to interest rate risk. The Company primarily uses pay-fixed interest rate swaps and Eurodollar contracts to hedge its exposure to changes in interest rates and uses receive-fixed interest rate swaps to offset a portion of its pay-fixed interest rate swaps in order to manage its overall hedge position. The objective of the Company's risk management strategy is to mitigate declines in book value resulting from fluctuations in the fair value of the Company's assets from changing interest rates and to protect some portion of the Company's earnings from rising interest rates. Please refer to Note 1 for information related to the Company's accounting policy for its derivative instruments.

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	December 31, 2015
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$7,835	$460,000	$(12,108)	$2,920,000
Eurodollar futures (1)	—	—	(29,097)	6,300,000
Total	$7,835	$460,000	$(41,205)	$9,220,000

	December 31, 2014
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$5,727	$440,000	$(3,002)	$485,000
Eurodollar futures (2)	—	—	(32,896)	16,600,000
Total	$5,727	$440,000	$(35,898)	$17,085,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2017 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $725,000 as of December 31, 2015.

(2)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2015 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $1,300,000 as of December 31, 2014.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of December 31, 2015:

Remaining Maturity	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted-Average Rate	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted-Average Rate
13-24 months	$1,435,000	1.18%	$—	—%
25-36 months	—	—%	—	—%
37-48 months	160,000	1.37%	250,000	1.91%
49-60 months	685,000	1.71%	50,000	1.75%
61-72 months	—	—%	100,000	1.69%
73-84 months	75,000	1.77%	—	—%
85-96 months	125,000	1.98%	—	—%
97-108 months	—	—%	25,000	2.71%
109-120 months	475,000	2.86%	—	—%

The following table summarizes the volume of activity related to derivative instruments for the period indicated:

For the year ended December 31, 2015:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$275,000	$150,000	$—	$425,000
Pay-fixed interest rate swaps	650,000	3,135,000	(830,000)	2,955,000
Eurodollar futures	16,600,000	—	(10,300,000)	6,300,000
	$17,525,000	$3,285,000	$(11,130,000)	$9,680,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

The table below provides detail of the Company's "loss on derivative instruments, net" by type of interest rate derivative for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2015	2014	2013
Receive-fixed interest rate swaps	$6,522	$4,912	$—
Pay-fixed interest rate swaps	(28,687)	(30,754)	9,315
Eurodollar futures	(20,963)	(27,551)	(19,391)
Loss on derivative instruments, net	$(43,128)	$(53,393)	$(10,076)

There is a net unrealized gain of $921 remaining in AOCI on the Company's consolidated balance sheet as of December 31, 2015 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company estimates a credit of $251 will be reclassified to net income as a reduction of "interest expense" within the next 12 months.

A portion of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described in Note 4. With respect to interest rate agreements under which interest rate swaps were entered into as of December 31, 2015, the Company was in compliance with all covenants.
Please see Note 7 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 7 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives, repurchase agreements, and FHLB advances are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2015 and December 31, 2014:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2015:
Derivative assets	$7,835	$—	$7,835	$(7,835)	$—	$—

December 31, 2014:
Derivative assets	$5,727	$—	$5,727	$(1,073)	$(4,521)	$133

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2015:
Derivative liabilities	$41,205	$—	$41,205	$(9,079)	$(32,111)	$15
Repurchase agreements	2,589,420	—	2,589,420	(2,589,420)	—	—
FHLB Advances	520,000	—	520,000	(520,000)	—	—
	$3,150,625	$—	$3,150,625	$(3,118,499)	$(32,111)	$15

December 31, 2014:
Derivative liabilities	$35,898	$—	$35,898	$(2,494)	$(32,994)	$410
Repurchase agreements	3,013,110	—	3,013,110	(3,013,110)	—	—
	$3,049,008	$—	$3,049,008	$(3,015,604)	$(32,994)	$410

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	December 31, 2015
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,493,701	$—	$3,477,266	$16,435
Derivative assets	7,835	—	7,835	—
Total assets carried at fair value	$3,501,536	$—	$3,485,101	$16,435
Liabilities:
Derivative liabilities	$41,205	$29,097	$12,108	$—
Total liabilities carried at fair value	$41,205	$29,097	$12,108	$—

	December 31, 2014
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,516,239	$—	$3,472,282	$43,957
Derivative assets	5,727	—	5,727	—
Total assets carried at fair value	$3,521,966	$—	$3,478,009	$43,957
Liabilities:
Derivative liabilities	$35,898	$32,896	$3,002	$—
Total liabilities carried at fair value	$35,898	$32,896	$3,002	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2015 or December 31, 2014.

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

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of December 31, 2015:

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

The activity of the instruments measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of December 31, 2014	$42,033	$1,924	$43,957
Unrealized gain (loss) included in OCI	2,628	(20)	2,608
Principal payments	(30,230)	(372)	(30,602)
Accretion	472	—	472
Balance as of December 31, 2015	$14,903	$1,532	$16,435

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2015		December 31, 2014
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,493,701	$3,493,701	$3,516,239	$3,516,239
Mortgage loans held for investment, net(1)	24,145	20,849	39,700	35,024
Investment in FHLB Stock	11,475	11,475	—	—
Derivative assets	7,835	7,835	5,727	5,727
Liabilities:
Repurchase agreements (2)	$2,589,420	$2,589,420	$3,013,110	$3,013,110
FHLB advances (2)	520,000	520,000	—	—
Non-recourse collateralized financing (1)	8,442	8,102	10,786	10,366
Derivative liabilities	41,205	41,205	35,898	35,898

(1)
The Company determines the fair value of its mortgage loans held for investment, net and its non-recourse collateralized financing using internally developed cash flow models with inputs similar to those used to estimate the fair value of the Company's Level 3 non-Agency MBS.

(2)	The carrying value of repurchase agreements and FHLB advances generally approximates fair value due to their short term maturities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 9 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Preferred Stock and 2,250,000 shares of its 7.625% Series B Preferred Stock issued and outstanding as of December 31, 2015 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the fourth quarter on January 15, 2016 to shareholders of record as of January 1, 2016.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	Year Ended
	December 31,
	2015	2014
Balance as of beginning of period	54,739,111	54,310,484
Common stock issued under DRIP	22,607	16,753
Common stock issued under stock and incentive plans	263,829	471,210
Common stock forfeited for tax withholding on share-based compensation	(67,296)	(59,336)
Common stock repurchased during the period	(5,910,916)	—
Balance as of end of period	49,047,335	54,739,111

The Company had 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of December 31, 2015.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,427,538 shares remaining for issuance as of December 31, 2015. The Company declared a fourth quarter common stock dividend of $0.24 per share payable on January 29, 2016 to shareholders of record as of December 31, 2015. There was no discount for shares purchased through the DRIP during the fourth quarter of 2015.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2016, approximately $8,829 remains available for repurchase at the Company's option as of December 31, 2015.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 994,096 available for issuance as of December 31, 2015. Total stock-based compensation expense recognized by the Company for the year ended December 31, 2015 was $2,965 compared to $2,719 and $2,354 for the years ended December 31, 2014 and December 31, 2013, respectively.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

	Year Ended
	December 31,
	2015	2014
Restricted stock outstanding as of beginning of period	731,809	520,987
Restricted stock granted	263,829	457,538
Restricted stock vested	(299,041)	(246,716)
Restricted stock outstanding as of end of period	696,597	731,809
(1) The beginning balance shown for the year ended December 31, 2014 has been adjusted from amount previously disclosed to correct computational errors relating to vesting terms on grants made in the first quarter of 2013.

The combined grant date fair value of the restricted stock issued by the Company for the year ended December 31, 2015 was $2,167 compared to $3,703 for the year ended December 31, 2014. As of December 31, 2015, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $3,497 which will be recognized over a weighted average period of 1.7 years.

NOTE 10 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its NOL carryforward was $52,964 for the year ended December 31, 2015, $79,229 for the year ended December 31, 2014, and $71,765 for the year ended December 31, 2013. After common and preferred dividend distributions during those years as well as utilization of the Company's NOL carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2015 and did not incur any material income tax liability for the years ending December 31, 2014 or December 31, 2013.

The Company's estimated NOL carryforward as of December 31, 2015 is $89,775. Because the Company incurred an "ownership change" under Section 382 of the Internal Revenue Code ("Section 382"), the Company's ability to utilize its NOL carryforward to offset its taxable income after any required dividend distributions is limited to approximately $13,451 per year with any unused amounts being accumulated and carried forward for use in subsequent years. As of December 31, 2015, the Company had $25,190 of NOL that is not subject to the existing Section 382 limitations available to offset any future taxable income. The NOL will expire beginning in 2020 to the extent it is not used.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2015, December 31, 2014, or December 31, 2013, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 11 – RELATED PARTY TRANSACTIONS
The Company and DCI Commercial, Inc. ("DCI"), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., were jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. In May 2013, the Fifth Circuit Court of Appeals in Dallas, Texas (the “Fifth Circuit”) affirmed the trial court’s decision with respect to a take nothing judgment against the Company. With respect to DCI, the Fifth Circuit remanded the case to the trial court for entry of judgment and a $25.6 million damage award against DCI and for a new trial with respect to attorneys’ fees and for costs and pre- and post-judgment interest as determined by the trial court. In December 2000, the Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against such litigation would be shared, and whereby the Company agreed to advance DCI's portion of the costs of defending against such litigation. The Litigation Cost Sharing Agreement remains in effect as of December 31, 2015. DCI costs advanced by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum. As of December 31, 2015, the total amount due to the Company under the Litigation Cost Sharing Agreement, including interest, was $9,630, which has been fully reserved for collectability by the Company. DCI is currently wholly owned by a company unaffiliated with the Company. An executive of the Company is the sole shareholder of this unaffiliated company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 12 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Interest income	$24,099	$24,527	$26,096	$25,522
Interest expense	5,371	5,542	5,859	5,833
Net interest income	18,728	18,985	20,237	19,689
(Loss) gain on derivatives instruments, net	(25,323)	17,090	(52,749)	17,854
Gain (loss) on sale of investments, net	1,308	(1,491)	113	(908)
Fair value adjustments and other income (expense) amounts, net	72	632	(199)	174
General and administrative expenses	(4,257)	(4,754)	(4,379)	(4,278)
Preferred stock dividends	(2,294)	(2,294)	(2,294)	(2,294)
Net (loss) income to common shareholders	(11,766)	28,168	(39,271)	30,237
Other comprehensive income (loss)	23,054	(39,679)	27,418	(44,877)
Comprehensive income (loss) to common shareholders	$11,288	$(11,511)	$(11,853)	$(14,640)
Net (loss) income per common share	$(0.21)	$0.52	$(0.74)	$0.61
Dividends declared per common share	$0.24	$0.24	$0.24	$0.24

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Interest income	$27,640	$27,718	$26,000	$24,286
Interest expense	7,633	6,572	6,058	5,652
Net interest income	20,007	21,146	19,942	18,634
(Loss) gain on derivatives instruments, net	(13,422)	(23,074)	4,842	(21,739)
(Loss) gain on sale of investments, net	(3,307)	(477)	9,057	10,950
Fair value adjustments and other income (expense) amounts, net	107	225	939	(17)
General and administrative expenses	(4,119)	(3,819)	(3,914)	(4,155)
Preferred stock dividends	(2,294)	(2,294)	(2,294)	(2,294)
Net (loss) income to common shareholders	(3,028)	(8,293)	28,572	1,379
Other comprehensive income (loss)	29,560	35,199	(14,482)	4,855
Comprehensive income to common shareholders	$26,532	$26,906	$14,090	$6,234
Net (loss) income per common share	$(0.06)	$(0.15)	$0.52	$0.03
Dividends declared per common share	$0.25	$0.25	$0.25	$0.25

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

As a result of a final rule issued by the FHFA in January 2016 regarding the exclusion of captive insurance entities from membership in the FHLB, the Company's wholly owned subsidiary, Mackinaw, must terminate its membership in the FHLB of Indianapolis by February 19, 2017 and will no longer be permitted new advances or renewals of existing advances. FHLB advances outstanding on the Company's consolidated balance sheet as of December 31, 2015 will be repaid at or before their respective maturities. Each FHLB advance matures before the end of 2016.