Form 10-Q
period 2016-03-31
DYNEX CAPITAL INC
filed 2016-05-09
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Yes           ☐           No           ☒

On April 30, 2016, the registrant had 49,098,058 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $3,264,828 and $3,361,635, respectively)	$3,328,752	$3,493,701
Mortgage loans held for investment, net	23,271	24,145
Investment in limited partnership	98	10,835
Investment in FHLB stock	11,475	11,475
Cash and cash equivalents	82,940	33,935
Restricted cash	86,864	51,190
Derivative assets	14,845	7,835
Principal receivable on investments	6,382	6,193
Accrued interest receivable	22,151	22,764
Other assets, net	7,310	7,975
Total assets	$3,584,088	$3,670,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,722,019	$2,589,420
FHLB advances	263,000	520,000
Non-recourse collateralized financing	8,140	8,442
Derivative liabilities	90,487	41,205
Accrued interest payable	2,243	1,743
Accrued dividends payable	12,247	13,709
Other liabilities	2,153	3,504
Total liabilities	3,100,289	3,178,023

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	55,407	55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 49,095,797 and 49,047,335 shares issued and outstanding, respectively	491	490
Additional paid-in capital	725,438	725,358
Accumulated other comprehensive income (loss)	28,960	(12,768)
Accumulated deficit	(380,748)	(330,713)
Total shareholders' equity	483,799	492,025
Total liabilities and shareholders’ equity	$3,584,088	$3,670,048

See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2016	2015
Interest income	$25,089	$24,099
Interest expense	6,310	5,371
Net interest income	18,779	18,728

Loss on derivative instruments, net	(48,264)	(25,323)
(Loss) gain on sale of investments, net	(3,941)	1,308
Fair value adjustments, net	24	39
Other income, net	63	34
General and administrative expenses:
Compensation and benefits	(2,219)	(2,117)
Other general and administrative	(1,873)	(2,141)
Net loss	(37,431)	(9,472)
Preferred stock dividends	(2,294)	(2,294)
Net loss to common shareholders	$(39,725)	$(11,766)

Other comprehensive income:
Change in net unrealized gain on available-for-sale investments	$37,760	$23,304
Reclassification adjustment for loss (gain) on sale of investments, net	3,941	(1,308)
Reclassification adjustment for de-designated cash flow hedges	27	1,057
Total other comprehensive income	41,728	23,053
Comprehensive income to common shareholders	$2,003	$11,287

Net loss per common share-basic and diluted	$(0.81)	$(0.21)
Weighted average common shares-basic and diluted	49,041	54,800
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of December 31, 2015	$109,658	$490	$725,358	$(12,768)	$(330,713)	$492,025
Stock issuance	—	—	56	—	—	56
Restricted stock granted, net of amortization	—	2	827	—	—	829
Adjustments for tax withholding on share-based compensation	—	(1)	(484)	—	—	(485)
Stock issuance costs amortization	—	—	(9)	—	—	(9)
Common stock repurchased	—	—	(310)	—	—	(310)
Net loss	—	—	—	—	(37,431)	(37,431)
Dividends on preferred stock	—	—	—	—	(2,294)	(2,294)
Dividends on common stock	—	—	—	—	(10,310)	(10,310)
Other comprehensive income	—	—	—	41,728	—	41,728
Balance as of March 31, 2016	$109,658	$491	$725,438	$28,960	$(380,748)	$483,799
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net loss	$(37,431)	$(9,472)
Adjustments to reconcile net loss to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	613	(1,699)
Increase in accrued interest payable	500	313
Loss on derivative instruments, net	48,264	25,323
Loss (gain) on sale of investments, net	3,941	(1,308)
Fair value adjustments, net	(24)	(39)
Amortization of investment premiums, net	37,547	36,640
Other amortization and depreciation, net	477	1,521
Stock-based compensation expense	829	693
Other operating activities	(1,103)	(1,014)
Net cash and cash equivalents provided by operating activities	53,613	50,958
Investing activities:
Purchase of investments	(4,970)	(386,660)
Principal payments received on investments	92,420	102,033
Proceeds from sales of investments	77,530	102,923
Principal payments received on mortgage loans held for investment, net	899	6,984
Payment to acquire interest in limited partnership	—	(6,000)
Distributions received from limited partnership	10,737	—
Net payments on derivatives, including terminations	(5,992)	(6,405)
Other investing activities	(38)	(75)
Net cash and cash equivalents provided by (used in) investing activities	170,586	(187,200)
Financing activities:
Borrowings under repurchase agreements and FHLB advances	5,403,089	4,219,094
Repayments of repurchase agreement borrowings and FHLB advances	(5,527,490)	(4,046,361)
Principal payments on non-recourse collateralized financing	(305)	(603)
Increase in restricted cash	(35,674)	(24,704)
Proceeds from issuance of common stock, net of issuance costs	47	30
Cash paid for repurchases of common stock	(310)	(131)
Payments related to tax withholding for stock-based compensation	(485)	(545)
Dividends paid	(14,066)	(15,978)
Net cash and cash equivalents (used in) provided by financing activities	(175,194)	130,802

Net increase (decrease) in cash and cash equivalents	49,005	(5,440)
Cash and cash equivalents at beginning of period	33,935	43,944
Cash and cash equivalents at end of period	$82,940	$38,504
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$5,781	$3,989
See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2016. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation. Because the Company's equity in income of limited partnership was immaterial for the three months ended March 31, 2016 and March 31, 2015, this amount is now included within "other income (expense), net" on the Company's consolidated statements of comprehensive income. This presentation change has no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries and variable interest entities ("VIE") for which it is the primary beneficiary. As a primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE. The Company consolidates certain trusts through which it has securitized mortgage loans as a result of not meeting the sale criteria under GAAP at the time the financial assets were transferred to the trust. All intercompany accounts and transactions have been eliminated in consolidation.

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
($ in thousands except per share data)

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

Net Income (Loss) Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2016 or March 31, 2015.

Holders of unvested shares of the Company's issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC Topic 260-10 and therefore are included in the computation of basic net income (loss) per common share using the two-class method. Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share of restricted stock is converted to one equal share of common stock.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

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

During the quarter, the Company received a $10,737 distribution from the limited partnership, which reduced its investment in the limited partnership. The limited partnership is selling its remaining assets to make a final liquidating distribution.

Secured Borrowings

The Company's repurchase agreements and Federal Home Loan Bank (or "FHLB") advances, which are used to finance its purchases of MBS, are accounted for as secured borrowings under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. Most of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

As a result of a final rule issued by the Federal Housing Finance Administration ("FHFA") in January 2016 regarding the exclusion of captive insurance entities from membership in the FHLB, the Company's wholly owned subsidiary, Mackinaw Insurance Company, LLC ("Mackinaw"), must terminate its membership in the FHLB of Indianapolis by February 19, 2017 and will no longer be permitted new advances or renewals of existing advances. FHLB advances outstanding on the Company's consolidated balance sheet as of March 31, 2016 will be repaid before December 31, 2016.

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

Contingencies

In the normal course of business, there may be various lawsuits, claims, and other contingencies pending against the Company. On a quarterly basis, the Company evaluates whether to establish provisions for estimated losses from those matters. The Company recognizes a liability for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred, however, possible contingent losses shall be disclosed. If the contingent loss (or an additional loss in excess of any accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which includes the following amendments:

•
for operating and finance leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its consolidated balance sheet;

•	for finance leases, a lessee is required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income;

•
for finance leases, a lessee is required to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows;

•
for operating leases, a lessee is required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis in the statement of comprehensive income; and

•	for operating leases, a lessee is required to classify all cash payments within operating activities in the statement of cash flows.

Under the new guidance, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

The FASB also issued ASU No. 2016-09, Compensation - Stock Compensation, which simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement cash flows. The amendments are effective for public companies for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral to cover initial and variation margins for the Company's secured borrowings and derivative instruments. The following tables present the Company’s MBS by investment type as of the dates indicated:

	March 31, 2016
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,423,270	$70,256	$1,493,526	$5,464	$(10,156)	$1,488,834	3.01%
Non-Agency	61,344	(37)	61,307	87	(637)	60,757	3.56%
	1,484,614	70,219	1,554,833	5,551	(10,793)	1,549,591
CMBS:
Agency	861,905	11,709	873,614	24,577	(68)	898,123	3.41%
Non-Agency	118,564	(7,900)	110,664	7,692	(3)	118,353	4.98%
	980,469	3,809	984,278	32,269	(71)	1,016,476
CMBS IO (2):
Agency	—	404,380	404,380	6,809	(1,541)	409,648	0.80%
Non-Agency	—	355,665	355,665	2,055	(4,683)	353,037	0.68%
	—	760,045	760,045	8,864	(6,224)	762,685

Total AFS securities:	$2,465,083	$834,073	$3,299,156	$46,684	$(17,088)	$3,328,752

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $12,125,860 and $10,668,570, respectively, as of March 31, 2016.

	December 31, 2015
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,536,733	$77,617	$1,614,350	$4,362	$(20,190)	$1,598,522	3.03%
Non-Agency	66,003	(45)	65,958	70	(818)	65,210	3.25%
	1,602,736	77,572	1,680,308	4,432	(21,008)	1,663,732
CMBS:
Agency	876,751	13,252	890,003	10,542	(14,614)	885,931	3.45%
Non-Agency	156,218	(8,133)	148,085	7,039	(941)	154,183	4.29%
	1,032,969	5,119	1,038,088	17,581	(15,555)	1,040,114
CMBS IO (2):
Agency	—	421,857	421,857	5,922	(1,651)	426,128	0.80%
Non-Agency	—	365,554	365,554	1,992	(3,819)	363,727	0.71%
	—	787,411	787,411	7,914	(5,470)	789,855

Total AFS securities:	$2,635,705	$870,102	$3,505,807	$29,927	$(42,033)	$3,493,701

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $12,180,291 and $10,328,628, respectively, as of December 31, 2015.

The Company's sale proceeds for MBS were $77,530 and $102,923 for the three months ended March 31, 2016 and March 31, 2015, respectively. The following table presents the gross realized gains (losses) of those sales included in "(loss) gain on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Gross realized gains on sales of MBS	$—	$1,773
Gross realized losses on sales of MBS	(3,941)	(465)
(Loss) gain on sale of investments, net	$(3,941)	$1,308

The following table presents certain information for those MBS in an unrealized loss position as of the dates indicated:

	March 31, 2016			December 31, 2015
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$369,222	$(2,543)	48	$1,332,849	$(19,062)	109
Non-Agency MBS	313,467	(5,007)	70	351,650	(5,347)	72

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$736,971	$(9,222)	64	$775,484	$(17,393)	72
Non-Agency MBS	6,808	(316)	7	8,306	(231)	7

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of March 31, 2016 and December 31, 2015 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of March 31, 2016 or December 31, 2015.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

NOTE 3 – SECURED BORROWINGS

The Company’s secured borrowings, which consist of repurchase agreements and FHLB advances, that were outstanding as of March 31, 2016 and December 31, 2015 are summarized in the table below:

	March 31, 2016
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,410,153	0.68%	$1,460,930
Non-Agency RMBS	48,542	1.80%	60,053
Agency CMBS	516,893	0.68%	579,169
Non-Agency CMBS	101,358	1.36%	118,154
Agency CMBS IO	344,238	1.28%	406,464
Non-Agency CMBS IO	294,392	1.36%	352,191
Securitization financing bond	6,443	1.79%	7,410
Total repurchase agreements	$2,722,019	0.88%	$2,984,371
FHLB advances (1)	263,000	0.51%	282,938
Total secured borrowings	$2,985,019	0.85%	$3,267,309

	December 31, 2015
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,439,436	0.47%	$1,483,152
Non-Agency RMBS	52,128	1.77%	64,286
Agency CMBS	301,427	0.49%	345,728
Non-Agency CMBS	126,378	1.26%	143,785
Agency CMBS IOs	360,245	1.24%	421,285
Non-Agency CMBS IOs	302,771	1.33%	359,351
Securitization financing bond	7,035	1.65%	8,054
Total repurchase agreements	$2,589,420	0.75%	$2,825,641
FHLB advances (1)	520,000	0.40%	541,771
Total secured borrowings	$3,109,420	0.69%	$3,367,412
(1) As of March 31, 2016 and December 31, 2015, FHLB advances were collateralized primarily with Agency CMBS.

As of March 31, 2016, the weighted average remaining term to maturity of our repurchase agreements was 23 days compared to 22 days as of December 31, 2015. The remaining balance of FHLB advances is due in October 2016. The following table provides a summary of the original term to maturity of our secured borrowings as of March 31, 2016 and December 31, 2015:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

Original Term to Maturity	March 31, 2016	December 31, 2015
Less than 30 days	$537,874	$551,643
30 to 90 days	1,368,124	782,393
91 to 180 days	816,021	1,512,384
181 to 364 days	263,000	—
1 year or longer	—	263,000
	$2,985,019	$3,109,420

The following table lists the counterparties with whom the Company had over 10% of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	March 31, 2016
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$286,672	1.32%	$56,502
JP Morgan Securities, LLC	311,455	1.30%	49,202

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $272,987 is under a committed repurchase facility which had an aggregate maximum borrowing capacity of $300,000 as of March 31, 2016 and was scheduled to mature on August 6, 2016, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of March 31, 2016 was 1.31%. This facility has been amended as discussed in Note 8.

As of March 31, 2016, the Company had repurchase agreement amounts outstanding with 18 of its 32 available repurchase agreement counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. With respect to outstanding repurchase agreement and FHLB advance financings as of March 31, 2016, the Company was in compliance with all covenants.

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

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	March 31, 2016
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$14,845	$425,000	$(49,204)	$1,705,000
Eurodollar futures (1)	—	—	(41,283)	6,300,000
Total	$14,845	$425,000	$(90,487)	$8,005,000

	December 31, 2015
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$7,835	$460,000	$(12,108)	$2,920,000
Eurodollar futures (1)	—	—	(29,097)	6,300,000
Total	$7,835	$460,000	$(41,205)	$9,220,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2017 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $725,000 as of March 31, 2016 or as of December 31, 2015.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of March 31, 2016:

Remaining Maturity	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted-Average Rate	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted-Average Rate
13-24 months	$185,000	0.92%	$—	—%
25-36 months	125,000	1.40%	—	—%
37-48 months	470,000	1.74%	250,000	1.91%
49-60 months	250,000	1.58%	150,000	1.71%
61-72 months	75,000	1.77%	—	—%
73-84 months	125,000	1.98%	—	—%
85-96 months	—	—%	—	—%
97-108 months	—	—%	25,000	2.71%
109-120 months	475,000	2.86%	—	—%

The following table summarizes the volume of activity related to derivative instruments for the period indicated:

For the three months ended March 31, 2016:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$425,000	$—	$—	$425,000
Pay-fixed interest rate swaps	2,955,000	1,000,000	(2,250,000)	1,705,000
Eurodollar futures	6,300,000	—	—	6,300,000
	$9,680,000	$1,000,000	$(2,250,000)	$8,430,000

The table below provides detail of the Company's "loss on derivative instruments, net" by type of interest rate derivative for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	Three Months Ended
	March 31,
Type of Derivative Instrument	2016	2015
Receive-fixed interest rate swaps	$10,534	$4,528
Pay-fixed interest rate swaps	(46,612)	(13,363)
Eurodollar futures	(12,186)	(16,488)
Loss on derivative instruments, net	$(48,264)	$(25,323)

There is a net unrealized gain of $948 remaining in AOCI on the Company's consolidated balance sheet as of March 31, 2016 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company estimates a credit of $377 will be reclassified to net income as a reduction of "interest expense" within the next 12 months.

A portion of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described in Note 3. With respect to interest rate agreements under which interest rate swaps were entered into as of March 31, 2016, the Company was in compliance with all covenants.
Please see Note 5 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 5 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives, repurchase agreements, and FHLB advances are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2016 and December 31, 2015:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2016:
Derivative assets	$14,845	$—	$14,845	$(14,845)	$—	$—

December 31, 2015:
Derivative assets	$7,835	$—	$7,835	$(7,835)	$—	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2016:
Derivative liabilities	$90,487	$—	$90,487	$(19,103)	$(71,384)	$—
Repurchase agreements	2,722,019	—	2,722,019	(2,722,019)	—	—
FHLB Advances	263,000	—	263,000	(263,000)	—	—
	$3,075,506	$—	$3,075,506	$(3,004,122)	$(71,384)	$—

December 31, 2015:
Derivative liabilities	$41,205	$—	$41,205	$(9,079)	$(32,111)	$15
Repurchase agreements	2,589,420	—	2,589,420	(2,589,420)	—	—
FHLB advances	520,000	—	520,000	(520,000)	—	—
	$3,150,625	$—	$3,150,625	$(3,118,499)	$(32,111)	$15

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	March 31, 2016
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,328,752	$—	$3,314,046	$14,706
Derivative assets	14,845	—	14,845	—
Total assets carried at fair value	$3,343,597	$—	$3,328,891	$14,706
Liabilities:
Derivative liabilities	$90,487	$41,283	$49,204	$—
Total liabilities carried at fair value	$90,487	$41,283	$49,204	$—

	December 31, 2015
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,493,701	$—	$3,477,266	$16,435
Derivative assets	7,835	—	7,835	—
Total assets carried at fair value	$3,501,536	$—	$3,485,101	$16,435
Liabilities:
Derivative liabilities	$41,205	$29,097	$12,108	$—
Total liabilities carried at fair value	$41,205	$29,097	$12,108	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2016 or December 31, 2015.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of March 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.0%	35.0%	10.6%
Non-Agency RMBS	10 CPR	1.0%	20.0%	6.4%

(1)	Data presented are weighted averages.

The activity of the instruments measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of December 31, 2015	$14,903	$1,532	$16,435
Unrealized gain included in OCI	401	12	413
Principal payments	(2,345)	(41)	(2,386)
Accretion	244	—	244
Balance as of March 31, 2016	$13,203	$1,503	$14,706

The following table presents a summary of the recorded basis and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2016		December 31, 2015
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Mortgage-backed securities	$3,328,752	$3,328,752	$3,493,701	$3,493,701
Mortgage loans held for investment, net(1)	23,271	19,902	24,145	20,849
Investment in FHLB stock	11,475	11,475	11,475	11,475
Derivative assets	14,845	14,845	7,835	7,835
Liabilities:
Repurchase agreements (2)	$2,722,019	$2,722,019	$2,589,420	$2,589,420
FHLB advances (2)	263,000	263,000	520,000	520,000
Non-recourse collateralized financing (1)	8,140	7,813	8,442	8,102
Derivative liabilities	90,487	90,487	41,205	41,205

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

NOTE 7 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Preferred Stock and 2,250,000 shares of its 7.625% Series B Preferred Stock issued and outstanding as of March 31, 2016 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the first quarter on April 15, 2016 to shareholders of record as of April 1, 2016.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Balance as of beginning of period	49,047,335	54,739,111
Common stock issued under DRIP	9,074	4,744
Common stock issued under stock and incentive plans	168,720	231,274
Common stock forfeited for tax withholding on share-based compensation	(80,888)	(65,913)
Common stock repurchased during the period	(48,444)	(16,140)
Balance as of end of period	49,095,797	54,893,076

The Company had 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of March 31, 2016.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,418,464 shares remaining for issuance as of March 31, 2016. The Company declared a first quarter common stock dividend of $0.21 per share payable on April 29, 2016 to shareholders of record as of April 1, 2016. There was no discount for shares purchased through the DRIP during the first quarter of 2016.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2016, approximately $8,518 remains available for repurchase at the Company's option as of March 31, 2016.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 906,264 available for issuance as of March 31, 2016. Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2016 was $829 compared to $693 for the three months ended March 31, 2015.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	Three Months Ended
	March 31,
	2016	2015
Restricted stock outstanding as of beginning of period	696,597	731,809
Restricted stock granted	168,720	231,274
Restricted stock vested	(317,831)	(266,264)
Restricted stock outstanding as of end of period	547,486	696,819

The combined grant date fair value of the restricted stock issued by the Company for the three months ended March 31, 2016 was $1,049 compared to $1,917 for the three months ended March 31, 2015. As of March 31, 2016, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $3,718 which will be recognized over a weighted average period of 1.9 years.

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

In May 2016, the Company and Wells Fargo Bank, N.A. amended the committed repurchase facility to increase the aggregate maximum borrowing capacity to $350,000 and extend the maturity date to August 6, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes included in Part 1, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2015. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

For a complete description of our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We invest in Agency and non-Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only ("IO") securities. Agency MBS have a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity ("GSE") such as Fannie Mae and Freddie Mac. Non-Agency MBS have no such guaranty of payment. Due to the guaranty of principal payment by a GSE, Agency MBS are the highest credit quality MBS available for investment. We seek to invest in Agency MBS and higher quality non-Agency MBS (typically rated 'A' or better by one or more of the nationally recognized statistical rating organizations) to limit our exposure to credit losses and to minimize fluctuations in fair value from widening in credit spreads. In addition, Agency MBS and higher-rated non-Agency MBS are typically more liquid (i.e., they are more easily converted into cash either through sales or pledges as collateral for repurchase agreement borrowings) than lower-rated MBS.

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

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. The loans collateralizing CMBS IO pools are very similar in composition to the pools of loans that generally collateralize CMBS as discussed above. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Because CMBS IO receive no principal payments, CMBS IO securities generally have some form of prepayment protection including absolute loan prepayment lock-outs, loan prepayment penalties, or yield maintenance requirements associated with the underlying loans similar to CMBS described above. In addition, payments received and therefore the yield on CMBS IO investments are dependent upon the underlying loan performance and can be negatively impacted by defaults and liquidations of the loans.

Financing. We finance our investments primarily through the use of uncommitted repurchase agreements. We pledge our MBS as collateral to secure the loans and advances made by the counterparty. Repurchase agreements carry a rate of interest which is usually based on a spread to LIBOR and fixed for the term of the borrowing which is typically 30-180 days. Repurchase agreement financing is provided principally by major financial institutions and broker-dealers.

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

In addition, the performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable risk-adjusted returns could be influenced by regulatory actions and regulatory policy measures of the U.S. government including, but not limited to, the FHFA, the U. S. Department of the Treasury (the "Treasury"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve") and could also be influenced by reactions in U.S. markets from activities of central banks around the world.

Our business model may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets. Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses depending on market conditions. Regulatory developments since the 2008 financial crisis have impacted large U.S. domiciled banks and their broker dealer subsidiaries by requiring such entities to hold more capital against their assets, including reverse repurchase agreements. In general, this has led to reduced lending capacity in the repurchase agreement market and higher costs. We have not yet experienced a reduction in the availability of repurchase agreement financing but have seen indications of higher costs from several lenders. Other factors that could also impact our business include changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act, and REIT requirements.

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

As discussed above, investing in mortgage-related securities on a leveraged basis subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, market value risk and liquidity risk, which are discussed in "Liquidity and Capital Resources" within this Item 2 and in Part I, Item 3 of this Quarterly Report on Form 10-Q as well as in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. Please see these Items for a detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Highlights of the First Quarter of 2016

Management views comprehensive income as a better estimate of economic return to our shareholders and as a more complete measure of performance under GAAP than net income (loss) because the latter measure excludes changes in the fair value of MBS but includes changes in the fair value of our derivative instruments. Comprehensive income to common shareholders increased in the first quarter of 2016 compared to a $(14.6) million comprehensive loss for the fourth quarter of 2015 due to the net increase in the fair value of MBS of $41.7 million, partially offset by an increase in loss on derivatives instruments, net and a decline in net interest income. For the first quarter of 2016, the increase in the fair value of MBS was due to lower interest rates in the first quarter of 2016 relative to the fourth quarter of 2015, partially offset by the unfavorable impact from further credit spread widening during the first quarter of 2016.

Core net operating income to common shareholders, a non-GAAP measure management uses as an estimate of the net interest earnings of the Company's portfolio including net periodic interest costs of effective derivative instruments and after operating expenses, was $10.8 million for the three months ended March 31, 2016 versus $12.7 million in the fourth quarter of 2015. Core net operating income declined as the Company reduced its investment portfolio during the quarter and funding costs increased primarily as a result of the increase in the targeted Federal Funds rate of 0.25% in the fourth quarter of 2015. These items were partially offset by prepayment compensation received on our CMBS and CMBS IO investments which increased to $1.3 million for the first quarter of 2016 versus $0.5 million for the fourth quarter of 2015.

During the first quarter of 2016, we did not reinvest paydowns received on our investment portfolio, instead choosing to use the proceeds to repay borrowings and modestly deleverage the balance sheet to build our liquidity. As further discussed below under "Market Conditions", we have been anticipating bouts of market volatility and management viewed that more liquidity was desirable given the potential severe fluctuations in asset and derivatives prices. The smaller investment portfolio and the increase in financing costs noted above led us to reduce the dividend to common shareholders to $0.21 per common share for the first quarter of 2016 from $0.24 per common share for the fourth quarter of 2015. This volatility ultimately led to a decline in book value of $8.2 million as the net loss on derivative instruments and loss on sales of investments offset unrealized gains on MBS by a net $10.5 million.

Market Conditions

The first quarter of 2016 was a continuation of the extreme market volatility that we saw in the second half of 2015. Market concerns over economic growth, the impact of the increase in the Federal Funds rate of 0.25% in the fourth quarter of 2015, and the efficacy of other central bank's stimulus measures caused risk premiums to widen (and asset prices to weaken) during the first quarter. Interest rates also exhibited large fluctuations during the quarter and over the last twelve months as noted in the graph below.

Today, there are many factors impacting global capital markets. Globally, the amount of public and private debt continues to inhibit economic performance, and extraordinary government involvement via central bank policy interventions and regulatory changes has led to a de facto currency war which is having unintended consequences. Technology has connected us globally and virtually seamless flows of capital globally have contributed to the extreme market volatility recently experienced. Given these issues and the interconnectedness of markets, we believe that the chance of a significant increase in interest rates in the near term is limited. We continue to expect intermittent periods of market volatility for the foreseeable future. These factors make it challenging for us to manage risks in our investment portfolio which is why we have reduced our leverage over the last several quarters.

Management Outlook

Despite the recent volatility in markets, we believe that this environment remains attractive for us to continue to generate solid net interest income, but disciplined risk management and capital allocation are key. As noted above, we believe that a sustained move to higher interest rates in the near term is not likely. We have positioned our portfolio to take advantage of such a continuing low interest rate environment, and we continue to maintain a long-duration portfolio position. We have mostly benefited in recent quarters from a lower interest rate environment, which has helped to partially offset losses resulting from credit spread widening. However, losses from diverging movements in the prices of our assets and hedges have more than exceeded our gains from the drop in interest rates, leading to a decline in book value during the five most recent quarters. Nonetheless, we believe we have taken appropriate positions for the current environment. If interest rates do rise, we may be willing to reduce our hedging position further and to add to our duration position. We believe that our diversified asset strategy will benefit us in the long run, allowing us to earn higher net interest income while cushioning the portfolio in a variety of different environments.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2016.

FINANCIAL CONDITION

    Over recent quarters, we have been using principal payments on our investments and proceeds from sales to reduce balance sheet leverage and repurchase common stock. We have also been selectively selling certain assets that we believed would underperform in an environment in which interest rates are likely to remain range-bound for an extended period and where asset prices are likely to remain volatile within that range. We have favored investing in prepayment protected CMBS and CMBS IO as opposed to RMBS which carry a higher risk of prepayment in the current low interest rate environment and in light of marginal improvements to certain domestic economic conditions. As of March 31, 2016, CMBS and CMBS IO constituted 53% of our investment portfolio compared to 45% as of the same time last year. The chart below presents the amortized cost of our MBS investments by collateral type as of the end of each quarter since March 31, 2015:

In addition to the sections below, please refer to Note 2 of the Unaudited Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information relating to our MBS. The following sections provide additional information on our investment portfolio as well as related financing.

RMBS

Activity related to our RMBS for the three months ended March 31, 2016 is as follows:

($ in thousands)	Agency RMBS	Non-Agency RMBS	Total
Balance as of December 31, 2015	$1,598,522	$65,210	$1,663,732
Purchases	—	—	—
Principal payments	(70,350)	(4,658)	(75,008)
Sales	(46,603)	—	(46,603)
Net (amortization) accretion	(3,870)	7	(3,863)
Change in fair value	11,135	198	11,333
Balance as of March 31, 2016	$1,488,834	$60,757	$1,549,591

Agency RMBS. As of March 31, 2016, approximately 98% of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR, which was approximately 1.21% as of March 31, 2016 compared to 1.18% as of December 31, 2015. Of these investments, approximately 20% will reset their coupon within the next twelve months at a weighted average margin of 1.80% above one-year LIBOR. During the three months ended March 31, 2016, we sold certain lower yielding Agency ARMs that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon.

The underlying mortgage loans for variable-rate RMBS are subject to periodic interest rate caps which limit the amount by which the security’s interest yield may change during any given period and lifetime interest rate caps which limit the maximum interest rate on the loans. As shown in the table below, our variable-rate Agency RMBS are generally well within their periodic and lifetime interest rate caps. The following table presents certain interest rate information for these investments by weighted average months to reset ("MTR") as of the dates indicated:

	March 31, 2016
($ in thousands)	Par Value	Reset Margin to LIBOR	WAC	WAVG Periodic Interest Cap	WAVG Life Interest Cap
0-12 MTR	$275,718	1.80%	2.65%	2.34%	9.99%
13-36 MTR	423,334	1.79%	3.32%	5.00%	8.33%
37-60 MTR	53,212	1.80%	3.68%	5.00%	8.68%
61-84 MTR	579,954	1.73%	2.94%	5.00%	7.94%
85-120 MTR	91,052	1.62%	2.69%	5.00%	7.69%
Total	1,423,270	1.76%	3.01%	4.48%	8.46%

	December 31, 2015
	Par Value	Reset Margin to LIBOR	WAC	WAVG Periodic Interest Cap	WAVG Life Interest Cap
0-12 MTR	$309,826	1.79%	2.75%	2.40%	10.00%
13-36 MTR	380,455	1.79%	3.47%	5.00%	9.01%
37-60 MTR	91,769	1.80%	2.97%	5.00%	8.35%
61-84 MTR	541,720	1.76%	3.09%	5.00%	8.48%
85-120 MTR	197,473	1.62%	2.56%	5.00%	7.78%
ARMs and Hybrid ARMs	1,521,243	1.76%	3.04%	4.47%	8.82%
Fixed	15,490	n/a	2.50%	n/a	n/a
Total	$1,536,733		3.03%

Non-Agency RMBS. Our non-Agency RMBS portfolio consists primarily of senior tranches of securitizations collateralized by non-performing loans and re-performing loans which receive monthly principal and interest payments and have estimated average lives remaining in a range of one and two years. These securities have coupon step-up features of 3.0% if the securities are not fully repaid or redeemed by their expected maturity date which is generally three years from issuance. Although these investments do not have a credit rating issued by any of the nationally recognized statistical ratings organization, they have substantial credit enhancement within the securitization structure, and we believe that they offer an attractive return profile with relatively stable cash flows.

CMBS

Activity related to our CMBS for the three months ended March 31, 2016 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2015	$885,931	$154,183	$1,040,114
Purchases	—	—	—
Principal payments	(14,846)	(2,760)	(17,606)
Sales	—	(34,868)	(34,868)
Premium/discount (amortization)/accretion, net	(1,543)	207	(1,336)
Change in fair value	28,581	1,591	30,172
Balance as of March 31, 2016	$898,123	$118,353	$1,016,476

Our Agency CMBS are collateralized primarily by fixed rate mortgage loans secured by multifamily properties. Our non-Agency CMBS are collateralized by fixed rate mortgage loans secured by income producing properties such as office, single-family rental, retail, and multifamily. Both Agency and non-Agency CMBS will generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) to prevent early voluntary prepayment of principal. During the first quarter of 2016, we sold certain non-Agency CMBS which had shorter cash flow duration and yields lower than our average portfolio.

The majority of our CMBS investments are collateralized by mortgages underwritten since 2009, which we believe are higher credit quality than prior years, in particular those originated prior to 2008. Since Agency CMBS are guaranteed by the GSEs with respect to return of principal, our credit exposure is limited to any premium on those securities. Non-Agency CMBS are not guaranteed and therefore our entire investment is exposed to credit losses from the underlying loans collateralizing the CMBS. The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of the dates indicated by year of origination:

	March 31, 2016			December 31, 2015
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$76,601	$71,761	37	$83,396	$78,765	38
2009 to 2012	246,004	254,121	37	254,870	264,087	40
2013 to 2014	43,396	43,855	104	78,501	78,931	63
2015	614,468	614,541	117	616,202	616,304	120
	$980,469	$984,278	90	$1,032,969	$1,038,087	89

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The majority of the collateral underlying our non-Agency CMBS is comprised of single-family rental and multi-family properties. The percentage of our non-Agency CMBS collateralized with single-family rental properties declined approximately 15% since December 31, 2015 due to sales of these securities during the first quarter of 2016 as mentioned previously.

The following charts present the collateral underlying our non-Agency CMBS by property type as of the dates indicated:

The collateral underlying our non-Agency CMBS investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS was Florida at 34% and 32% as of March 31, 2016 and December 31, 2015, respectively, with no other state exceeding 12% as of those dates. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of the dates indicated:

CMBS IO

Activity related to our CMBS IO for the three months ended March 31, 2016 is as follows:

($ in thousands) (1)	Agency CMBS IO	Non-Agency CMBS IO	Total
Balance as of December 31, 2015	$426,128	$363,727	$789,855
Purchases	1,348	3,622	4,970
Sales	—	—	—
Premium amortization, net	(18,825)	(13,511)	(32,336)
Change in fair value	997	(801)	196
Balance as of March 31, 2016	$409,648	$353,037	$762,685

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

The majority of our CMBS IO investments are collateralized primarily by fixed rate mortgage loans. Agency CMBS IO are exclusively collateralized by multifamily properties and are issued by securitization trusts sponsored by one of the GSEs. Non-Agency CMBS IO are secured by income producing properties such as office, retail, and hotel. Both types of CMBS IO have some form of prepayment protection (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Our CMBS IO investments are investment grade-rated with the majority rated 'AAA' by at least one of the nationally recognized statistical ratings organizations.

Because income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools, our return on these investments is negatively impacted by defaults, foreclosures, and liquidations on or of the underlying mortgage loans that result in involuntary prepayments. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, because underwriting standards vary over time, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of March 31, 2016 by year of origination:

	March 31, 2016			December 31, 2015
($ in thousands)	Amortized Cost	Fair Value	WAL (1)	Amortized Cost	Fair Value	WAL (1)
Year of Origination:
2010	$11,994	$12,577	23	$12,843	$13,472	24
2011	42,669	45,127	27	45,731	48,482	28
2012	123,650	126,235	30	131,085	133,086	31
2013	148,168	149,646	37	154,445	155,299	38
2014	216,641	214,809	43	223,542	221,933	44
2015	216,923	214,291	49	219,765	217,583	50
	$760,045	$762,685	40	$787,411	$789,855	41
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
The collateral underlying our non-Agency CMBS IO investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS IO was California at 12% or less as of March 31, 2016 and December 31, 2015. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS IO by the top 5 states as of the dates indicated:

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

    The following graphs present our hedging portfolio as of the dates indicated:

During the three months ended March 31, 2016, we added interest rate swaps with a combined notional of $1.0 billion at a net weighted average pay-fixed rate of 0.69%. We terminated $2.3 billion in pay-fixed interest rate swaps with a weighted average pay-fixed rate of 0.99%, which included the $1.0 billion of interest rate swaps we added during the quarter. We regularly monitor and adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment allocations, shifts in the yield curve, and our expectations with respect to the future path of interest rates and interest rate volatility.

Repurchase Agreements and FHLB Advances

Our repurchase agreement borrowings increased approximately 5% since December 31, 2015 because we replaced our FHLB advances that matured during the first quarter of 2016 with repurchase agreement financing. Due to the final rule issued by the FHFA in January 2016, we cannot obtain new FHLB advances or renewals of existing advances. Our remaining FHLB advances of $263.0 million mature in October 2016. The FHLB advances bear interest at a fixed rate of 0.51% as of March 31, 2016 and are collateralized by Agency MBS, principally Agency CMBS, with a fair value of approximately $282.9 million.

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$35,967	$35,967	$31,896	$60,192	$53,589	$48,400
AA	35,573	35,573	32,071	51,599	51,599	45,870
A	32,242	32,242	27,699	34,771	34,771	29,211
Below A/Not Rated	14,571	14,372	9,692	7,621	3,826	2,897
	$118,353	$118,154	$101,358	$154,183	$143,785	$126,378

Non-Agency CMBS IO:
AAA	$295,069	$295,060	$246,369	$294,712	$303,659	$255,652
AA	51,995	51,158	42,908	53,974	53,111	44,940
Below A/Not Rated	5,973	5,973	5,115	15,041	2,581	2,180
	$353,037	$352,191	$294,392	$363,727	$359,351	$302,772

Non-Agency RMBS:
Below A/Not Rated	$60,757	$60,053	$48,542	$65,210	$64,286	$52,128
	$60,757	$60,053	$48,542	$65,210	$64,286	$52,128

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within Part I of this Quarterly Report on Form 10-Q as well as "Interest Expense and Cost of Funds" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our borrowings.

RESULTS OF OPERATIONS

The discussions that follow include non-GAAP financial measures which management uses in its internal analysis of financial and operating performance. Please read the section "Non-GAAP Financial Measures" at the end of this section of this Quarterly Report on Form 10-Q for additional important information about these measures and the reconciliations of these measures to GAAP measures.

For the three months ended March 31, 2016, we recorded comprehensive income of $2.0 million, which consisted of net loss to common shareholders of $(39.7) million and other comprehensive income of $41.7 million. Net loss to common shareholders consisted substantially of net interest income of $18.8 million, loss on derivative instruments, net of $(48.3) million, general and administrative expenses of $(4.1) million, and preferred dividends of $(2.3) million. Other comprehensive income consisted primarily of unrealized gains on our MBS portfolio of $41.7 million resulting from lower interest rates during the first quarter of 2016, the benefit of which was partially offset by the impact of the widening in credit spreads on our portfolio during the quarter, particularly on CMBS IO and non-Agency CMBS. The discussions below provide more information on these items and others on our consolidated statements of comprehensive income.

Net Interest Income and Net Interest Spread

The tables below present GAAP net interest income and related net interest spread for our interest-earning assets and interest-bearing liabilities and also present adjusted net interest income and adjusted net interest spread, which are non-GAAP measures. Adjusted net interest income and adjusted net interest spread include net periodic interest costs of derivative instruments as part of interest expense ("adjusted interest expense" which is discussed and reconciled later in this section) whereas GAAP net interest income and GAAP net interest spread do not.

	Three Months Ended
	March 31,
	2016		2015
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$25,089	2.78%	$24,099	2.62%
GAAP interest expense	6,310	0.81%	5,371	0.69%
Net interest income/spread	18,779	1.97%	18,728	1.93%
Amortization of de-designated cash flow hedges (1)	27	—%	1,057	0.14%
Net periodic interest costs of derivative instruments	(1,680)	(0.21)%	(862)	(0.11)%
Adjusted net interest income/spread	$17,126	1.76%	$18,923	1.96%

Average interest earning assets (2)	$3,429,875		$3,577,644
Average balance of borrowings (3)	$3,095,490		$3,111,783

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

Our net interest income and net interest spread increased slightly for the three months ended March 31, 2016 compared to the same period in 2015. Though our average balance of interest earning assets declined approximately 4% over the past year due to slower reinvestment of payments received on and proceeds from sales of MBS, we shifted the composition of our MBS portfolio into higher yielding CMBS and CMBS IO, which increased our interest income by $1.0 million and our overall effective yield by 16 basis points compared to the same period in 2015. The increase in interest income was almost entirely offset by an increase in our interest expense as the weighted average interest rate on our repurchase agreements increased 31 basis points to 0.86% for the first quarter of 2016 compared to the same period in 2015 due primarily to the increase in the Federal Funds rate of 0.25% in December 2015. Our overall cost of funds for the first quarter of 2016 was 0.81% due to FHLB advances financing a portion of our MBS at a weighted average rate of 0.43% during the first quarter of 2016. Adjusted net interest income and adjusted net interest spread decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the increase in net periodic interest costs of derivative instruments. More details on these factors impacting our net interest income are provided below.

Interest Income and Effective Yields on MBS. Interest income includes gross interest earned from the coupon rate on the securities, premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items on CMBS and CMBS IO securities. Effective yields are calculated by dividing gross interest income and scheduled premium amortization/discount accretion (both of which are annualized for any reporting period less than 12 months) by the average balance of investments outstanding during the reporting period. Effective yields also include retrospective adjustments to premium amortization as well as prepayment penalty income; however, because these amounts are not annualized, they receive less weight when calculating effective yield as a percentage of the average balance than gross interest income and scheduled amortization.

The following table presents information regarding interest income earned and effective yield on our MBS by collateral type for the periods indicated:

	Three Months Ended
	March 31,
	2016			2015
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield	Interest Income	Average Balance (1)	Effective Yield
RMBS:
Agency	$7,241	$1,549,079	1.84%	$10,438	$2,138,106	1.84%
Non-Agency	579	64,025	3.62%	367	39,076	3.77%
	7,820	1,613,104	1.91%	10,805	2,177,182	1.88%

CMBS:
Agency	7,316	879,727	3.01%	3,596	418,796	3.30%
Non-Agency	2,043	137,866	5.37%	2,311	204,212	4.51%
	9,359	1,017,593	3.33%	5,907	623,008	3.70%

CMBS IO:
Agency	4,047	413,100	3.80%	3,872	422,150	3.77%
Non-Agency	3,614	362,288	3.92%	3,143	320,476	3.90%
	7,661	775,388	3.85%	7,015	742,626	3.83%

Total MBS portfolio:	$24,840	$3,406,085	2.78%	$23,727	$3,542,816	2.61%

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

Our interest income from MBS for the three months ended March 31, 2016 increased compared to the same period in 2015 due primarily to our increased investment in CMBS and CMBS IO which have higher average yields than our Agency RMBS. Although the average balance of our MBS decreased overall, our portfolio composition shifted from Agency RMBS towards CMBS and CMBS IO, which increased to 53% of our average balance for the three months ended March 31, 2016 from 39% for the same period in 2016. Our interest income from MBS also benefited from a $1.3 million increase in prepayment compensation, which includes prepayment penalties and yield maintenance payments, on our CMBS and CMBS IO.

The following table presents details on the calculation of effective yields for the periods indicated:

	Three Months Ended
	March 31,
	2016		2015
($ in thousands)	$	%	$	%
RMBS:
Coupon and scheduled amortization	7,674	1.90%	10,015	1.84%
Prepayment adjustments (1)	146	0.01%	790	0.04%
	7,820	1.91%	10,805	1.88%

CMBS:
Coupon and scheduled amortization	8,266	3.22%	5,707	3.67%
Prepayment adjustments (1)	1,093	0.11%	200	0.03%
	9,359	3.33%	5,907	3.70%

CMBS IO:
Coupon and scheduled amortization	7,404	3.82%	7,135	3.84%
Prepayment adjustments (1)	257	0.03%	(120)	(0.01)%
	7,661	3.85%	7,015	3.83%

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and net prepayment compensation for CMBS and CMBS IO. Prepayment adjustments are not annualized in calculating the yields presented.

Effective yield on our CMBS for the three months ended March 31, 2016 declined 37 basis points compared to the same period in 2015 primarily because the purchases of CMBS over the past year were primarily new issue or recent vintage and originated in a lower interest rate environment than the CMBS held during the same period in 2015. The weighted average gross coupon rate earned on our CMBS for the three months ended March 31, 2016 was 3.55% compared to 4.42% for the same period in 2015. Our RMBS experienced a decline in the favorable effective interest amortization for the three months ended March 31, 2016 compared to the same period in 2015 related to a slow down in prepayments relative to our projected prepayments in 2015 that did not recur in the first quarter of 2016.

The following table present the estimated impact of changes in average balances, yields, and prepayment adjustments on interest income for the periods indicated:

	Three Months Ended
	March 31, 2016 vs. March 31, 2015
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance (1)	Coupon and Scheduled Amortization	Prepayment Adjustments (2)
RMBS	$(2,985)	$(2,123)	$(218)	$(644)
CMBS	3,452	2,390	169	893
CMBS IO	646	378	(109)	377
Total	$1,113	$645	$(158)	$626

(1)	Average balance includes the impact of purchases and sales between the periods on the change in interest income .

(2)
Prepayment adjustments represent net prepayment compensation for CMBS and CMBS IO and effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS. Prepayment adjustments are not annualized in calculating the yields presented.

The rate at which we amortize the premiums we pay for our investments is impacted by actual and forecasted prepayments, which is measured by the constant prepayment rate ("CPR") for Agency RMBS. We are projecting a 3 month CPR of 17.4% on our Agency RMBS for the second quarter of 2016. The following graph shows our actual CPRs for Agency RMBS for the periods indicated:

Interest Expense and Cost of Funds. The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2016	2015
Interest expense on repurchase agreement borrowings	$5,828	$4,288
Interest expense on FHLB advances	436	—
Amortization of de-designated cash flow hedges (1)	27	1,057
Non-recourse collateralized financing and other interest expense	19	26
Total interest expense	$6,310	$5,371

Average balance of repurchase agreements	$2,688,633	$3,101,133
Average balance of FHLB advances	398,560	—
Average balance of non-recourse collateralized financing	8,297	10,650
Average balance of borrowings	$3,095,490	$3,111,783
Cost of funds (2)	0.81%	0.69%
(1) Amount recorded in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

(2)	Cost of funds is calculated by dividing annualized interest expense by the average balance of borrowings outstanding during the period.

The following table presents the differences in interest expense for the comparative periods presented:

($ in thousands)	Three Months Ended March 31, 2016 vs. March 31, 2015
Change in borrowing rates on repurchase agreements and FHLB advances	$1,995
Decrease in average balance of repurchase agreements and FHLB advances	(19)
(Decrease) increase in amortization of de-designated cash flow hedges	(1,030)
Decrease in non-recourse collateralized financing and other interest expense	(7)
Total change in interest expense	$939

The majority of the increase in our interest expense for the first quarter of 2016 compared to the first quarter of 2015 was due to higher borrowing rates on our repurchase agreement financing. Our average borrowing rate on our repurchase agreements increased 31 basis points to 0.86% for the first quarter of 2016 compared to 0.55% to the first quarter of 2015. The borrowing rate for our FHLB advances was 0.43% for the first quarter of 2016, lowering our overall cost of funds to 0.81% for the first quarter of 2016. We did not have FHLB advances during the first quarter of 2015. As a result of the final rule issued by the FHFA in January 2016, we are no longer permitted new FHLB advances or renewals of existing advances. Our remaining FHLB advances of $0.3 million will be paid off or replaced with repurchase agreement borrowings by their contractual maturities in October 2016.

Because we use derivative instruments as economic hedges of our interest rate risk exposure, management considers net periodic interest costs from effective derivative instruments to be an additional cost of financing investments. As such, management utilizes a non-GAAP financial measure "adjusted interest expense" which includes the net periodic interest costs of our effective derivative instruments excluded from GAAP interest expense. The table below presents the reconciliation of GAAP interest expense and cost of funds to our adjusted interest expense and adjusted cost of funds for the periods indicated:

	Three Months Ended
	March 31,
	2016		2015
($ in thousands)	Amount	Rate	Amount	Rate
Interest expense/cost of funds	$6,310	0.81%	$5,371	0.69%
Amortization of de-designated cash flow hedges (1)	(27)	—%	(1,057)	(0.14)%
Net periodic interest costs of derivative instruments	1,680	0.21%	862	0.11%
Adjusted interest expense/adjusted cost of funds	$7,963	1.02%	$5,176	0.66%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP and is related to the amortization of the balance in accumulated other comprehensive loss as of June 30, 2013 related to the derivatives for which we discontinued cash flow hedge accounting.

The increase in adjusted interest expense of $2.8 million for the three months ended March 31, 2016 versus the same period in 2015 is due to higher repurchase agreement and FHLB financing costs of $2.0 million as well as higher net periodic interest costs of $0.8 million from our effective interest rate swaps which are discussed below.

Loss on Derivative Instruments, Net

The following table provides information on the components of our "loss on derivative instruments, net" for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2016			2015
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Receive-fixed interest rate swaps	$1,423	$9,111	$10,534	$1,196	$3,332	$4,528
Pay-fixed interest rate swaps	(3,103)	(43,509)	(46,612)	(2,058)	(11,305)	(13,363)
Eurodollar futures	—	(12,186)	(12,186)	—	(16,488)	(16,488)
Loss on derivative instruments, net	$(1,680)	$(46,584)	$(48,264)	$(862)	$(24,461)	$(25,323)

(1)	Amount shown is inclusive of realized gains (losses) from terminated instruments.

Net periodic interest costs for the three months ended March 31, 2016 were $0.8 million higher than the same period in 2015 due to a higher average notional balance of interest rate swaps outstanding of $936.6 million at a net weighted average pay-fixed rate of 1.25% for the first quarter of 2016 compared to an average notional balance of interest rate swaps outstanding of $381.3 million at a net weighted average pay-fixed rate of 1.08% for the same period in 2015. The majority of decline in the fair value of derivatives for the three months ended March 31, 2016 is due to the decline in rates primarily from 2019 and further out on the curve compared to the three months ended March 31, 2015.

(Loss) Gain on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk profile, manage liquidity, reduce leverage, and as we allocate capital to preferred investment opportunities. The following tables provide information related to our (loss) gain on sale of investments, net for the periods indicated:

	Three Months Ended
	March 31,
	2016		2015
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Type of Investment
Agency RMBS	$46,603	$(2,713)	$60,666	$(321)
Non-Agency CMBS	34,868	(1,228)	—	—
Agency CMBS IO	—	—	28,312	1,474
Non-Agency CMBS IO	—	—	12,637	155
	$81,471	$(3,941)	$101,615	$1,308

The Agency RMBS we sold during the first quarter of 2016 were lower yielding ARMs that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon. Agency CMBS sold during the first quarter of 2016 were yielding significantly below the portfolio average. Sale proceeds were used to pay down repurchase agreement borrowings during the first quarter of 2016.

General and Administrative Expenses

Compensation and benefits for the three months ended March 31, 2016 was $0.1 million higher compared to the same period in 2015 primarily due to higher amortization expenses for restricted stock-based compensation. Other general and administrative expenses were $0.3 million lower for the three months ended March 31, 2016 compared to the same period in 2015 due to lower professional fees.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented within "Executive Overview" and "Results of Operations" contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted interest expense and adjusted cost of funds, and adjusted net interest income and spread. Management uses core net operating income (including per common share) as an estimate of the net interest earnings from our investments after operating expenses. In connection with core net operating income, management uses adjusted interest expense, adjusted cost of funds, adjusted net interest income, and adjusted net interest spread because management considers net periodic interest costs related to the Company's derivative instruments as an additional cost of using repurchase agreements to finance investments. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes that the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers even though peer companies may present non-GAAP measures on a different basis than the Company's. Because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, the Company's presentation its non-GAAP measures may not be comparable to other similarly-titled measures of other companies.

Schedules reconciling adjusted interest expense, adjusted cost of funds, adjusted net interest income, and adjusted net interest spread to their related GAAP financial measures are provided above within "Results of Operations". Core net operating income is discussed in "Executive Overview". The following table presents a reconciliation of our GAAP net loss to our core net operating income for the periods presented:

	Three Months Ended
	March 31,
($ in thousands, except per share amounts)	2016	2015
GAAP net loss to common shareholders	$(39,725)	$(11,766)
Amortization of de-designated cash flow hedges (1)	27	1,057
Change in fair value of derivative instruments, net	46,584	24,461
Loss (gain) on sale of investments, net	3,941	(1,308)
Fair value adjustments, net	(24)	(39)
Core net operating income to common shareholders	$10,803	$12,405

Weighted average common shares outstanding	49,041	54,800
Core net operating income per common share	$0.22	$0.23

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

Our liquid assets fluctuate based on our investment activities and changes in the fair value of our MBS and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity needs, including potential margin calls from lenders (as discussed further below). We measure, manage, and forecast our liquidity on a daily basis. Our available liquid assets include unrestricted cash and cash equivalents, unencumbered Agency MBS, and certain unencumbered non-Agency MBS that can be pledged as collateral for margin calls or converted reasonably quickly into cash. As of March 31, 2016, our available liquid assets were $145.1 million which consisted of unrestricted cash and cash equivalents of $82.9 million and unencumbered Agency MBS of $62.2 million, compared to $150.3 million as of December 31, 2015.

We perform sensitivity analysis on our liquidity based on changes in the fair value of our investments due to changes in interest rates, credit spreads, lender haircuts and prepayment speeds. In performing this analysis we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analysis is to assess the adequacy of our liquidity to withstand potential adverse events. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to 7 times our shareholders' equity. At the individual investment level, our targeted leverage ranges from 3 to 10 times our invested equity capital depending on the investment type. The maximum targets represent fixed limits for leveraging our investment capital. Our total liabilities decreased to 6.4 times shareholders' equity as of March 31, 2016 from 6.5 times as of December 31, 2015. We used principal payments received on MBS and proceeds received from sales of MBS to pay down borrowings instead of reinvesting during the three months ended March 31, 2016. The decline in our overall leverage was less than anticipated due to our lower shareholder's equity, which resulted primarily from realized losses on sales of MBS and declines in the fair value of our derivatives, net of unrealized gains on MBS.

We have historically had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets have historically experienced brief periods of extreme volatility such as what occurred in 2008 and 2009. Such events are typically marked by concerns regarding counterparty credit, severe market illiquidity, and steep declines in asset prices. At other times, credit markets have experienced lesser volatility, only modestly impacting liquidity and asset prices. In addition, in recent periods U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury and the Federal Reserve) have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework (and supplemental bank capital rules) and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit by restricting the number of repurchase agreement lenders and the credit made available by such lenders. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the federal financial and banking regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability. While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

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

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2016	$2,722,019	$2,688,633	$2,838,607
December 31, 2015	2,589,420	2,766,755	3,097,492
September 30, 2015	3,055,069	3,220,391	3,405,692
June 30, 2015	3,402,964	3,301,590	3,447,628
March 31, 2015	3,185,843	3,101,133	3,239,247
December 31, 2014	3,013,110	3,043,298	3,137,204
September 30, 2014	3,150,254	3,352,599	3,469,491
June 30, 2014	3,447,050	3,454,884	3,496,521
March 31, 2014	3,485,544	3,497,167	3,580,997

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of March 31, 2016, we had repurchase agreement borrowings outstanding with 18 of our 32 available repurchase agreement counterparties at a weighted average borrowing rate of 0.88% compared to 0.75% as of December 31, 2015. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Agency RMBS and CMBS	5.1%	5.0%	5.0%	5.1%	5.3%
Non-Agency RMBS and CMBS	16.0%	14.5%	14.1%	13.5%	16.0%
CMBS IO	15.4%	15.4%	15.3%	15.3%	15.3%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. This equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of March 31, 2016 and as of December 31, 2015:

	March 31, 2016
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$286,672	$56,502
JP Morgan Securities, LLC	311,455	49,202
South Street Financial Corporation	409,457	26,332
Royal Bank of Canada	176,763	22,698
Goldman Sachs	154,146	18,886
Remaining counterparties	1,383,526	88,732
	$2,722,019	$262,352

	December 31, 2015
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$297,916	$56,193
JP Morgan Securities, LLC	298,823	46,197
South Street Financial Corporation	431,950	25,952
Royal Bank of Canada	187,993	23,091
BNP Paribas	102,211	15,038
Remaining counterparties	1,270,527	69,750
	$2,589,420	$236,221

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of March 31, 2016:

($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,578,979	$1,755,195
Asia	693,904	745,346
Europe	449,136	483,830
	$2,722,019	$2,984,371

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

Derivative Instruments

Our derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of March 31, 2016, we had Agency MBS with a fair value of $4.9 million and cash of $86.9 million posted as credit support under these agreements.

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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of approximately $89.8 million at March 31, 2016. We also have approximately $53.7 million of deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods that were being hedged by the terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table. Dividend distributions to our shareholders in excess of REIT taxable income, if any, as a result of the hedge loss deductions for the years noted below, will be considered a return of capital to the shareholder.

($ in thousands)	Tax Hedge Loss Deduction
2016	27,845
2017	14,376
2018	3,730
2019 - 2026	7,717
$53,668

For the first quarter of 2016, we declared a common stock dividend of $11.8 million. We estimate that approximately $5.4 million of this dividend is a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction for the quarter.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of March 31, 2016:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,723,530	$2,723,530	$—	$—	$—
FHLB advances (1)	263,750	263,750	—	—	—
Non-recourse collateralized financing (2)	8,267	2,241	2,991	1,685	1,350
Operating lease obligations	858	205	430	223	—
Total	$2,996,405	$2,989,726	$3,421	$1,908	$1,350
(1) Includes estimated interest payments calculated using interest rates in effect as of March 31, 2016.
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

Other Matters

As of March 31, 2016, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements. Please refer to Note 1 to the Notes to Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of the Form 10-Q for information regarding recently issued accounting pronouncements.

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

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects our results to interest rate risk primarily from the mismatch between interest-rate reset dates (or maturity) of our assets and the maturity of our liabilities. Borrowing costs on our liabilities are generally based on prevailing market rates and reset more frequently than interest rates on our assets. During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedging instruments at the time, as well as the magnitude and the duration of the increase in interest rates. In addition, our adjustable rate assets may have limits or caps on the amount that an interest rate may reset while our liabilities do not have interest rate reset caps. Because we are long duration as of March 31, 2016, increases in interest rates, particularly rapid changes, will also negatively impact the market value of our investments, thereby reducing our book value. In addition to the information set forth in the tables below, see "Market Value Risk" below for further discussion of the risks to the market value of our investments.

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

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of March 31, 2016 based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at March 31, 2016, the only declining rate scenario that we present is a downward shift of 25 basis points. In order to include the impact of changes in interest rates on our effective derivative instruments, we are presenting the percentage change in adjusted net interest income (instead of net interest income) because net interest income does not include the net interest payments/receipts on these instruments.

The "percentage change in adjusted net interest income" includes the impact of changes in expected prepayment speeds on our investments and assumes that net proceeds received from pay downs on the investment portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of March 31, 2016 and at yields consistent with those as of that date, adjusted for the parallel shift in the rates below. Changes in types of investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in adjusted net interest income
+100	(1.04)%	(24.36)%
+50	(0.45)%	(11.22)%
-25	0.19%	4.57%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the projected change in market value of our investment portfolio net of derivative hedge instruments for instantaneous changes in the shape of the U.S. Treasury curve (with similar changes to the interest rate swap curve and Eurodollar curves) as of March 31, 2016.

Basis point change in 2-year yield	Basis point change in 10-year yield	Percentage change in market value (1)
0	+25	0.04%
+10	+50	(0.01)%
+10	+75	(0.02)%
+25	+75	(0.13)%
+25	+0	(0.16)%
+50	+0	(0.33)%
-10	-50	(0.06)%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

As shown in the first table above, a downward parallel shift of 25 basis points leads to a projected increase in our aggregate market value of 0.19%, indicating we benefit from lower interest rates currently because we are in a long duration position as of March 31, 2016. In the second table, a downward shift of 10 basis points in the 2-year yield and a downward shift of 50 basis points in 10-year yield leads to a projected decrease in our aggregate market value of (0.06)% because as the yield curve flattens, the negative impact of faster prepayments on our RMBS out strips the benefit of lower interest rates on our long duration position.

Our adjustable rate investments have interest rates which are predominantly based on one-year LIBOR and contain periodic (or interim) and lifetime interest rate caps which limit the amount by which the interest rate may reset on the investment. Please refer to "Financial Condition-RMBS" within Part 1, Item 2 of this Quarterly Report on Form 10-Q for details.

Market Value Risk

Our investments fluctuate in market value due to changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments and other factors. Changes in the market values of our investments are reflected in other comprehensive income, shareholders' equity, and book value per common share. Changes in credit spreads represent the market's valuation of the perceived riskiness of assets relative to risk-free rates, and widening credit spreads reduces the market value of our investments as market participants require additional yield to hold riskier assets. Credit spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security or FOMC monetary policy. Likewise, most of our investments are fixed rate or reset in rate over a period of time, and as interest rates rise, we would expect the market value of these investments to decrease. We use derivative instruments to hedge our exposure to rising interest rates, though often not on a one-to-one basis. We do not seek to hedge our exposure to credit spreads, prepayments or other factors other than through asset selection.

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

The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of March 31, 2016:

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

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$14,715	2.65%	$18,098	2.75%	$20,234	2.70%	$20,752	2.69%
13-36 MTR	24,000	3.32%	23,401	3.47%	24,039	3.54%	22,874	3.63%
37-60 MTR	3,630	3.68%	4,202	2.97%	5,128	2.94%	10,126	3.07%
> 60 MTR	27,911	2.91%	31,924	2.95%	34,068	2.96%	36,501	2.97%
Fixed rate	—	—%	(8)	2.50%	(8)	2.50%	(9)	2.50%
Total	$70,256	3.01%	$77,617	3.03%	$83,461	3.04%	$90,244	3.05%
Par balance	$1,423,270		$1,536,733		$1,631,942		$1,741,996
Premium, net as a % of par value	4.9%		5.1%		5.1%		5.2%

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

($ in thousands)	March 31, 2016	December 31, 2015
Fannie Mae	$23,418	$24,177
Freddie Mac	386,230	401,951
Non-Agency CMBS IO	353,037	363,727
	$762,685	$789,855

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

We are also subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets. Yields on assets in which we have reinvested in recent periods have generally been lower than yields on existing assets due to lower overall interest rates and more competition for these as investment assets. As a result, our interest income has declined in recent periods and may continue to decline in the future, thereby reducing earnings per share.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain rather than reinvest capital as in the first quarter of 2016, or if we invest it in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline.

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

The following table presents information on our non-Agency MBS by credit rating as of March 31, 2016:

	March 31, 2016
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$35,967	$295,069	$—	$331,036	62.2%
AA	35,573	51,995	—	87,568	16.5%
A	32,242	—	—	32,242	6.0%
Below A or not rated	14,571	5,973	60,757	81,301	15.3%
	$118,353	$353,037	$60,757	$532,147	100.0%

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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to the case styled Basic Capital Management, Inc. et al. v. Dynex Commercial, Inc., et al., Cause No. DC-03-00675, 68th Judicial Dist. Ct., Dallas Co., Tex., on July 20, 2015, American Realty Trust, Inc. (“ART”) and other related entities obtained a final judgment in the principal amount of $46.5 million against Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company also known as DCI Commercial, Inc. ART’s portion of the judgment against DCI is $24.9 million. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company was a party to this lawsuit until the Fifth Court of Appeals in Dallas, Texas affirmed in May 2013 the trial court’s decision with respect to a take nothing judgment against the Company. On July 31, 2014, in a case styled ART Midwest, Inc., et al. v. David M. Clapper, et al., Cause No. 3:99-CV-2355-N, U.S. Dist. Ct., N.D. Tex., David M. Clapper, Atlantic XIII, LLC, and Atlantic Midwest, LLC (the “Clapper Parties”) obtained a final judgment against ART in the principal amount of $46.9 million. In an effort to collect their judgment against ART, on July 31, 2015, the Clapper Parties filed an Application for Writ of Garnishment against DCI and the Company in U.S. Dist. Ct., N.D. Tex. (“Garnishment Action”). In the Garnishment Action, the Clapper Parties seek to garnish ART’s judgment against DCI and allege that the Company is “the apparent successor to DCI.” In September 2015, the Company filed a motion to dismiss the Garnishment Action against it on the grounds that, among other things, the Clapper Parties alleged no facts to support any allegations against the Company and requested no relief against the Company. The Company's motion to dismiss was granted in March 2016.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1, 2016 - January 31, 2016	53,704	$6.42	48,444	$8,518
February 1, 2016 - February 29, 2016	53,580	—	—	8,518
March 1, 2016 - March 31, 2016	22,048	$—	—	8,518
Total	129,332	$6.42	48,444
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
10.23.3
Amendment No. 3 to Master Repurchase and Securities Contract dated as of April 29, 2016 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A.
(incorporated herein by reference to Exhibit 10.23.3 to Dynex’s Current Report on Form 8-K filed May 3, 2016).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statement of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 9, 2016	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	May 9, 2016	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)