Form 10-Q
period 2016-06-30
DYNEX CAPITAL INC
filed 2016-08-05
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Yes           ☐           No           ☒

On July 31, 2016, the registrant had 49,146,918 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $3,116,798 and $3,361,635, respectively)	$3,208,735	$3,493,701
Mortgage loans held for investment, net	21,815	24,145
Investment in limited partnership	—	10,835
Investment in FHLB stock	5,260	11,475
Cash and cash equivalents	96,897	33,935
Restricted cash	83,679	51,190
Derivative assets	18,421	7,835
Principal receivable on investments	7,794	6,193
Accrued interest receivable	19,619	22,764
Other assets, net	6,853	7,975
Total assets	$3,469,073	$3,670,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,600,480	$2,589,420
FHLB advances	263,000	520,000
Non-recourse collateralized financing	7,520	8,442
Derivative liabilities	90,260	41,205
Accrued interest payable	1,714	1,743
Accrued dividends payable	12,257	13,709
Other liabilities	2,316	3,504
Total liabilities	2,977,547	3,178,023

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	$55,407	$55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 49,145,087 and 49,047,335 shares issued and outstanding, respectively	491	490
Additional paid-in capital	726,063	725,358
Accumulated other comprehensive income (loss)	51,908	(12,768)
Accumulated deficit	(396,594)	(330,713)
Total shareholders' equity	491,526	492,025
Total liabilities and shareholders’ equity	$3,469,073	$3,670,048
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income	$22,816	$24,527	$47,905	$48,626
Interest expense	6,100	5,542	12,410	10,913
Net interest income	16,716	18,985	35,495	37,713

(Loss) gain on derivative instruments, net	(16,297)	17,090	(64,561)	(8,233)
Loss on sale of investments, net	(297)	(1,491)	(4,238)	(183)
Fair value adjustments, net	28	20	51	59
Other income, net	290	612	353	645
General and administrative expenses:
Compensation and benefits	(1,875)	(2,351)	(4,093)	(4,467)
Other general and administrative	(1,796)	(2,403)	(3,669)	(4,544)
Net (loss) income	(3,231)	30,462	(40,662)	20,990
Preferred stock dividends	(2,294)	(2,294)	(4,588)	(4,588)
Net (loss) income to common shareholders	$(5,525)	$28,168	$(45,250)	$16,402

Other comprehensive income:
Change in net unrealized gain on available-for-sale investments	$22,730	$(42,027)	$60,491	$(18,722)
Reclassification adjustment for loss on sale of investments, net	297	1,491	4,238	183
Reclassification adjustment for de-designated cash flow hedges	(80)	857	(53)	1,914
Total other comprehensive income (loss)	22,947	(39,679)	64,676	(16,625)
Comprehensive income (loss) to common shareholders	$17,422	$(11,511)	$19,426	$(223)

Net (loss) income per common share-basic and diluted	$(0.11)	$0.52	$(0.92)	$0.30
Weighted average common shares-basic and diluted	49,119	54,574	49,080	54,687
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of December 31, 2015	$109,658	$490	$725,358	$(12,768)	$(330,713)	$492,025
Stock issuance	—	—	77	—	—	77
Restricted stock granted, net of amortization	—	2	1,441	—	—	1,443
Adjustments for tax withholding on share-based compensation	—	(1)	(484)	—	—	(485)
Stock issuance costs amortization	—	—	(19)	—	—	(19)
Common stock repurchased	—	—	(310)	—	—	(310)
Net loss	—	—	—	—	(40,662)	(40,662)
Dividends on preferred stock	—	—	—	—	(4,588)	(4,588)
Dividends on common stock	—	—	—	—	(20,631)	(20,631)
Other comprehensive income	—	—	—	64,676	—	64,676
Balance as of June 30, 2016	$109,658	$491	$726,063	$51,908	$(396,594)	$491,526
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net (loss) income	$(40,662)	$20,990
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	3,145	(158)
(Decrease) increase in accrued interest payable	(29)	120
Loss on derivative instruments, net	64,561	8,233
Loss on sale of investments, net	4,238	183
Fair value adjustments, net	(51)	(59)
Amortization of investment premiums, net	73,597	74,737
Other amortization and depreciation, net	850	2,847
Stock-based compensation expense	1,443	1,475
Other operating activities	(862)	18
Net cash and cash equivalents provided by operating activities	106,230	108,386
Investing activities:
Purchase of investments	(4,970)	(1,000,070)
Principal payments received on investments	187,437	236,598
Proceeds from sales of investments	94,033	233,238
Principal payments received on mortgage loans held for investment, net	2,319	9,825
Payment to acquire interest in limited partnership	—	(6,000)
Distributions received from limited partnership	10,835	—
Net payments on derivatives, including terminations	(26,092)	(10,968)
Other investing activities	(55)	(135)
Net cash and cash equivalents provided by (used in) investing activities	263,507	(537,512)
Financing activities:
Borrowings under repurchase agreements and FHLB advances	11,394,652	9,719,787
Repayments of repurchase agreement borrowings and FHLB advances	(11,640,592)	(9,221,857)
Principal payments on non-recourse collateralized financing	(939)	(2,035)
Increase in restricted cash	(32,489)	(15,617)
Proceeds from issuance of common stock, net of issuance costs	58	59
Cash paid for repurchases of common stock	(310)	(6,688)
Payments related to tax withholding for stock-based compensation	(485)	(557)
Dividends paid	(26,670)	(31,447)
Net cash and cash equivalents (used in) provided by financing activities	(306,775)	441,645

Net increase in cash and cash equivalents	62,962	12,519
Cash and cash equivalents at beginning of period	33,935	43,944
Cash and cash equivalents at end of period	$96,897	$56,463
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$12,476	$8,842
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2016. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation. The Company's equity in income of limited partnership for the three and six months ended June 30, 2015 is now included within "other income (expense), net" on the Company's consolidated statements of comprehensive income. This presentation change has no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three or six months ended June 30, 2016 or June 30, 2015.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or "IO", securities) and their contractual terms.  Premiums and discounts on Agency MBS as well as any non-Agency MBS rated 'AA' and higher at the time of purchase are amortized into interest income over the expected life of such securities using the effective yield method and adjustments to premium amortization are made for actual cash payments as well as changes in projected future cash payments. The Company's projections of future cash payments are based on input and analysis received from external sources and internal models, and include assumptions about the amount and timing of credit losses, loan prepayment rates, fluctuations in interest rates, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

Investment in Limited Partnership

The Company is in the process of liquidating its remaining interests in a limited partnership which is accounted for using the equity method.

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

As a result of a final rule issued by the Federal Housing Finance Administration ("FHFA") in January 2016 regarding the exclusion of captive insurance entities from membership in the FHLB, the Company's wholly owned subsidiary, Mackinaw Insurance Company, LLC ("Mackinaw"), must terminate its membership in the FHLB of Indianapolis by February 19, 2017 and will no longer be permitted new advances or renewals of existing advances. FHLB advances outstanding on the Company's consolidated balance sheet as of June 30, 2016 will be repaid before December 31, 2016.

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

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and broaden the information that an entity must consider in developing its expected credit loss estimate to include the use of forecasted information. For assets classified as available-for-sale with changes in fair value recorded in other comprehensive income, measurement of credit losses will be similar to current GAAP. However, the amendments in this ASU require that credit losses be presented as an allowance rather than as a write-down, which is referred to in current GAAP as an other-than-temporary impairment. An entity will be able to record reversals of credit losses, if credit loss estimates decline, in net income for the current period. The amendments in this ASU will not permit an entity to use the length of time a debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirements to consider historical and implied volatility of the fair value of a security as well as recoveries or declines in fair value after the balance sheet date. The amendments in this ASU will affect an entity by varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. These amendments will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption will be permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral to cover initial and variation margins for the Company's secured borrowings and derivative instruments. The following tables present the Company’s MBS by investment type as of the dates indicated:

	June 30, 2016
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,329,159	$65,558	$1,394,717	$7,031	$(8,545)	$1,393,203	3.03%
Non-Agency	55,603	(29)	55,574	82	(418)	55,238	3.56%
	1,384,762	65,529	1,450,291	7,113	(8,963)	1,448,441
CMBS:
Agency	856,352	10,713	867,065	37,329	(82)	904,312	3.40%
Non-Agency	117,696	(7,671)	110,025	8,511	—	118,536	5.00%
	974,048	3,042	977,090	45,840	(82)	1,022,848
CMBS IO (2):
Agency	—	386,628	386,628	7,732	(889)	393,471	0.67%
Non-Agency	—	342,101	342,101	3,606	(1,732)	343,975	0.60%
	—	728,729	728,729	11,338	(2,621)	737,446

Total AFS securities:	$2,358,810	$797,300	$3,156,110	$64,291	$(11,666)	$3,208,735

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $12,078,342 and $10,597,035, respectively, as of June 30, 2016.

	December 31, 2015
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,536,733	$77,617	$1,614,350	$4,362	$(20,190)	$1,598,522	3.03%
Non-Agency	66,003	(45)	65,958	70	(818)	65,210	3.25%
	1,602,736	77,572	1,680,308	4,432	(21,008)	1,663,732
CMBS:
Agency	876,751	13,252	890,003	10,542	(14,614)	885,931	3.45%
Non-Agency	156,218	(8,133)	148,085	7,039	(941)	154,183	4.29%
	1,032,969	5,119	1,038,088	17,581	(15,555)	1,040,114
CMBS IO (2):
Agency	—	421,857	421,857	5,922	(1,651)	426,128	0.80%
Non-Agency	—	365,554	365,554	1,992	(3,819)	363,727	0.71%
	—	787,411	787,411	7,914	(5,470)	789,855

Total AFS securities:	$2,635,705	$870,102	$3,505,807	$29,927	$(42,033)	$3,493,701

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

Actual maturities of MBS are affected by the contractual lives of the underlying mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore, actual maturities are generally shorter than the securities' stated contractual maturities.

The following table presents information regarding the sales included in "(loss) gain on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	June 30,
	2016		2015
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$10,287	$(297)	$96,025	$(1,875)
Agency CMBS	—	—	98,887	(822)
Non-Agency CMBS IO	—	—	31,972	1,206
	$10,287	$(297)	$226,884	$(1,491)

	Six Months Ended
	June 30,
	2016		2015
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$54,178	$(3,010)	$156,370	$(2,196)
Agency CMBS	—	—	98,887	(822)
Non-Agency CMBS	33,640	(1,228)	—	—
Agency CMBS IO	—	—	29,385	1,474
Non-Agency CMBS IO	—	—	44,764	1,361
	$87,818	$(4,238)	$329,406	$(183)

The following table presents certain information for those MBS in an unrealized loss position as of the dates indicated:

	June 30, 2016			December 31, 2015
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$322,585	$(2,095)	45	$1,332,849	$(19,062)	109
Non-Agency MBS	89,794	(807)	20	351,650	(5,347)	72

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$368,509	$(7,421)	55	$775,484	$(17,393)	72
Non-Agency MBS	92,521	(1,343)	28	8,306	(231)	7

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2016 and December 31, 2015 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of June 30, 2016 or December 31, 2015.

NOTE 3 – SECURED BORROWINGS

The Company’s secured borrowings, which consist of repurchase agreements and FHLB advances, that were outstanding as of June 30, 2016 and December 31, 2015 are summarized in the table below:

	June 30, 2016
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,284,519	0.67%	$1,334,785
Non-Agency RMBS	45,581	1.81%	54,577
Agency CMBS	547,234	0.67%	592,932
Non-Agency CMBS	101,795	1.37%	117,564
Agency CMBS IO	331,263	1.30%	388,185
Non-Agency CMBS IO	283,906	1.39%	338,357
Securitization financing bond	6,182	1.80%	6,685
Total repurchase agreements	$2,600,480	0.88%	$2,833,085
FHLB advances (1)	263,000	0.51%	283,295
Total secured borrowings	$2,863,480	0.85%	$3,116,380

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
(1) As of June 30, 2016 and December 31, 2015, FHLB advances were collateralized primarily with Agency CMBS.

As of June 30, 2016, the weighted average remaining term to maturity of our repurchase agreements was 21 days compared to 22 days as of December 31, 2015. The remaining balance of FHLB advances is due in October 2016. The following table provides a summary of the original term to maturity of our secured borrowings as of June 30, 2016 and December 31, 2015:

Original Term to Maturity	June 30, 2016	December 31, 2015
Less than 30 days	$657,966	$551,643
30 to 90 days	1,846,757	782,393
91 to 180 days	95,757	1,512,384
181 to 364 days	263,000	—
1 year or longer	—	263,000
	$2,863,480	$3,109,420

The following table lists the counterparties with whom the Company had over 10% of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	June 30, 2016
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$281,421	1.34%	$52,582

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $267,866 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $350,000 and is scheduled to mature on August 6, 2018, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of June 30, 2016 was 1.34%.

As of June 30, 2016, the Company had repurchase agreement amounts outstanding with 19 of its 32 available repurchase agreement counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. With respect to outstanding repurchase agreement and FHLB advance financings as of June 30, 2016, the Company was in compliance with all covenants.

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

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

	June 30, 2016
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$18,421	$425,000	$(44,791)	$1,355,000
Eurodollar futures (1)	—	—	(45,469)	6,300,000
Total	$18,421	$425,000	$(90,260)	$7,655,000

	December 31, 2015
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$7,835	$460,000	$(12,108)	$2,920,000
Eurodollar futures (1)	—	—	(29,097)	6,300,000
Total	$7,835	$460,000	$(41,205)	$9,220,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2017 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $725,000 as of June 30, 2016 or as of December 31, 2015.

The following table summarizes the contractual maturities remaining for the Company’s outstanding interest rate swap agreements as of June 30, 2016:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

Remaining Maturity	Pay-Fixed Interest Rate Swaps	Pay-Fixed Weighted-Average Rate	Receive-Fixed Interest Rate Swaps	Receive-Fixed Weighted-Average Rate
12 months or less	$185,000	0.92%	$—	—%
13-24 months	—	—%	—	—%
25-36 months	160,000	1.37%	—	—%
37-48 months	335,000	1.61%	250,000	1.91%
49-60 months	50,000	1.35%	150,000	1.71%
61-72 months	—	—%	—	—%
73-84 months	—	—%	—	—%
85-96 months	—	—%	—	—%
97-108 months	375,000	2.83%	25,000	2.71%
109-120 months	250,000	2.43%	—	—%

The following table summarizes the volume of activity related to derivative instruments for the period indicated:

For the six months ended June 30, 2016:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$425,000	$—	$—	$425,000
Pay-fixed interest rate swaps (1)	2,955,000	1,250,000	(2,850,000)	1,355,000
Eurodollar futures	6,300,000	—	—	6,300,000
	$9,680,000	$1,250,000	$(2,850,000)	$8,080,000
(1) The notional amount of pay-fixed interest rate swaps that were forward starting as of June 30, 2016 was $625,000.

The table below provides detail of the Company's "(loss) gain on derivative instruments, net" by type of derivative for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2016	2015	2016	2015
Receive-fixed interest rate swaps	$3,743	$(1,746)	$14,277	$2,782
Pay-fixed interest rate swaps	(15,854)	16,263	(62,466)	2,900
Eurodollar futures	(4,186)	2,573	(16,372)	(13,915)
(Loss) gain on derivative instruments, net	$(16,297)	$17,090	$(64,561)	$(8,233)

There is a net unrealized gain of $868 remaining in AOCI on the Company's consolidated balance sheet as of June 30, 2016 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company estimates a credit of $386 will be reclassified to net income as a reduction of "interest expense" within the next 12 months.

A portion of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described in Note 3. With respect to interest rate agreements under which interest rate swaps were entered into as of June 30, 2016, the Company was in compliance with all covenants.
Please see Note 5 for the Company's disclosures related to offsetting assets and liabilities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

NOTE 5 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives, repurchase agreements, and FHLB advances are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2016 and December 31, 2015:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2016
Derivative assets	$18,421	$—	$18,421	$(18,421)	$—	$—

December 31, 2015:
Derivative assets	$7,835	$—	$7,835	$(7,835)	$—	$—

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2016
Derivative liabilities	$90,260	$—	$90,260	$(22,965)	$(66,914)	$381
Repurchase agreements	2,600,480	—	2,600,480	(2,600,480)	—	—
FHLB Advances	263,000	—	263,000	(263,000)	—	—
	$2,953,740	$—	$2,953,740	$(2,886,445)	$(66,914)	$381

December 31, 2015:
Derivative liabilities	$41,205	$—	$41,205	$(9,079)	$(32,111)	$15
Repurchase agreements	2,589,420	—	2,589,420	(2,589,420)	—	—
FHLB advances	520,000	—	520,000	(520,000)	—	—
	$3,150,625	$—	$3,150,625	$(3,118,499)	$(32,111)	$15

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

The following table presents the fair value of the Company’s assets and liabilities presented on its consolidated balance sheets, segregated by the hierarchy level of the fair value estimate, that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2016
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,208,735	$—	$3,194,840	$13,895
Derivative assets	18,421	—	18,421	—
Total assets carried at fair value	$3,227,156	$—	$3,213,261	$13,895
Liabilities:
Derivative liabilities	$90,260	$45,469	$44,791	$—
Total liabilities carried at fair value	$90,260	$45,469	$44,791	$—

	December 31, 2015
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,493,701	$—	$3,477,266	$16,435
Derivative assets	7,835	—	7,835	—
Total assets carried at fair value	$3,501,536	$—	$3,485,101	$16,435
Liabilities:
Derivative liabilities	$41,205	$29,097	$12,108	$—
Total liabilities carried at fair value	$41,205	$29,097	$12,108	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2016 or December 31, 2015.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

Agency MBS, as well a majority of non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market. Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements. The Company’s remaining non-Agency MBS are comprised of securities for which there are not substantially similar securities that trade frequently, and their fair values are therefore considered Level 3 measurements. The Company determines the fair value of its Level 3 securities by discounting the estimated future cash flows derived from cash flow models using pricing indicators or assumptions determined by the Company. Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of June 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.0%	35.0%	9.3%
Non-Agency RMBS	10 CPR	1.0%	20.0%	5.8%

(1)	Data presented are weighted averages.

The activity of the instruments measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of December 31, 2015	$14,903	$1,532	$16,435
Unrealized (loss) gain included in OCI	(157)	15	(142)
Principal payments	(2,780)	(140)	(2,920)
Accretion	522	—	522
Balance as of June 30, 2016	$12,488	$1,407	$13,895

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$3,208,735	$3,208,735	$3,493,701	$3,493,701
Mortgage loans held for investment, net(1)	21,815	18,415	24,145	20,849
Investment in FHLB stock	5,260	5,260	11,475	11,475
Derivative assets	18,421	18,421	7,835	7,835
Liabilities:
Repurchase agreements (2)	$2,600,480	$2,600,480	$2,589,420	$2,589,420
FHLB advances (2)	263,000	263,000	520,000	520,000
Non-recourse collateralized financing (1)	7,520	7,215	8,442	8,102
Derivative liabilities	90,260	90,260	41,205	41,205

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

NOTE 7 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2,300,000 shares of its 8.50% Series A Preferred Stock and 2,250,000 shares of its 7.625% Series B Preferred Stock issued and outstanding as of June 30, 2016 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the second quarter on July 15, 2016 to shareholders of record as of July 1, 2016.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	Six Months Ended
	June 30,
	2016	2015
Balance as of beginning of period	49,047,335	54,739,111
Common stock issued under DRIP	12,206	9,688
Common stock issued under stock and incentive plans	214,878	263,829
Common stock forfeited for tax withholding on share-based compensation	(80,888)	(67,296)
Common stock repurchased during the period	(48,444)	(860,721)
Balance as of end of period	49,145,087	54,084,611

The Company had 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of June 30, 2016.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,415,332 shares remaining for issuance as of June 30, 2016. The Company declared a second quarter common stock dividend of $0.21 per share payable on July 29, 2016 to shareholders of record as of July 6, 2016. There was no discount for shares purchased through the DRIP during the second quarter of 2016.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2016, approximately $8,518 remains available for repurchase at the Company's option as of June 30, 2016.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 860,106 available for issuance as of June 30, 2016. Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2016 was $614 and $1,443 compared to $782 and $1,475 for the three and six months ended June 30, 2015.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted stock outstanding as of beginning of period	547,486	696,819	696,597	731,809
Restricted stock granted	46,158	32,555	214,878	263,829
Restricted stock vested	(32,555)	(32,777)	(350,386)	(299,041)
Restricted stock outstanding as of end of period	561,089	696,597	561,089	696,597

The combined grant date fair value of the restricted stock issued by the Company for the three and six months ended June 30, 2016 was $300 and $1,349 compared to $250 and $2,167 for the three and six months ended June 30, 2015. As of June 30, 2016, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $3,404 which will be recognized over a weighted average period of 1.7 years.

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

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. The loans collateralizing CMBS IO pools are very similar in composition to the pools of loans that generally collateralize CMBS as discussed above. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Because CMBS IO receive no principal payments, these securities generally have some form of prepayment protection from early repayment of the loan including absolute loan prepayment lock-outs, loan prepayment penalties, or yield maintenance requirements associated with the underlying loans similar to CMBS described above. There are no prepayment protections, however, if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer, and therefore yields on CMBS IO investments are dependent upon the underlying loan performance.

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

Our captive insurance subsidiary, Mackinaw Insurance Company, LLC ("Mackinaw"), is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis and as such has access to FHLB advances. In January 2016, the Federal Housing Finance Administration ("FHFA") released a final rule on FHLB membership which excludes captive insurance entities from FHLB membership on a going-forward basis and provides termination rules for current captive insurance members. Under the final rule, Mackinaw's membership in the FHLB of Indianapolis will be terminated in February 2017. As of June 30, 2016, Mackinaw had one remaining advance outstanding of $263.0 million which must be repaid in full at its maturity in October 2016.

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is driven by the performance of our investment portfolio and related funding and derivative hedging activity which are impacted by multiple factors, many of which are related to macroeconomic conditions, geopolitical conditions, central bank and government policy, and other factors beyond our control. These factors include, but are not limited to, the absolute level of interest rates, the relative steepness of interest rate curves, changes in market expectations of future interest rates, actual and estimated future prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and market required yields as reflected by market credit spreads. All of these factors are influenced by market forces and generally are exacerbated during periods of market volatility.

The performance of our investment portfolio, the cost and availability of financing and the availability of investments at acceptable risk-adjusted returns could also be influenced by regulatory actions and regulatory policy measures of the U.S. government including, but not limited to, the FHFA, the U. S. Department of the Treasury (the "Treasury"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve") and could also be influenced by reactions in U.S. markets from activities of central banks around the world.

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

Highlights of the Second Quarter of 2016

Lower interest rates and reduced volatility in the credit markets favorably impacted comprehensive income to common shareholders for the second quarter of 2016, which was $17.4 million compared to $2.0 million for the first quarter of 2016. Management views comprehensive income as a better estimate of economic return to our shareholders and as a more complete measure of performance under GAAP than net income (loss) because the latter measure includes changes in the fair value of derivative instruments but excludes changes in the fair value of MBS.

Comprehensive income to common shareholders for the second quarter of 2016 consisted of net loss to common shareholders of $(5.5) million and other comprehensive income of $22.9 million. Net loss to common shareholders for the second quarter of 2016 included net interest income of $16.7 million, a decline of $(2.1) million compared to the first quarter of 2016. This decline in net interest income resulted primarily from having a smaller investment portfolio and lower prepayment penalty income from CMBS versus the first quarter of 2016. Net loss to common shareholders for the second quarter of 2016 also included a net loss on derivatives of $(16.3) million, general and administrative expenses of $(3.7) million, and preferred dividends of $(2.3) million. Net loss to common shareholders for the first quarter of 2016 of $(39.7) million principally included net interest income of $18.8 million and a net loss on derivatives of $(48.3) million. Other comprehensive income for the second quarter of 2016 consisted primarily of net unrealized gains on MBS of $23.0 million. The increase in fair value of MBS was primarily due to lower interest rates and reduced volatility in the credit markets mentioned previously.

Core net operating income to common shareholders is a non-GAAP measure management uses as an estimate of the net interest earnings of the Company's investments, including net periodic interest costs of effective derivative instruments, after operating expenses. Core net operating income declined $(0.3) million to $10.5 million for the second quarter of 2016 from $10.8 million for the first quarter of 2016, primarily due to the decline in net interest income as discussed above. Lower net periodic interest costs on derivative instruments partially offset the decline in net interest income as the Company terminated $500.0 million in net pay-fixed interest rate swaps. Please see "Non-GAAP Financial Measures" at the end of "Executive Overview" of Part 1, Item 2 of this Quarterly Report on Form 10-Q for additional important information about non-GAAP measures as well as a reconciliation of core net operating income to GAAP net loss for the periods discussed.

We continued to reduce leverage during the second quarter, using paydowns on our investments and to a lesser extent proceeds from sales of investments to repay borrowings and modestly deleverage the balance sheet to build our liquidity. As further discussed below under "Market Conditions", we have been anticipating bouts of market volatility and management viewed that more liquidity was desirable given the potential fluctuations in asset and derivatives prices. We maintained our dividend of $0.21 for the second quarter of 2016, even though a portion of such dividend is a return of capital for tax purposes from prior period losses on terminated derivative hedge instruments. In setting the quarterly dividend, the Board considers, among other things, the long term outlook for the Company, dividend yields of other comparable REITs, as well as the expectations of our shareholders. While the dividend is partly a return of capital today, in the past we have retained taxable income to build our capital base in lieu of payment of a dividend.

Market Conditions

For most of the second quarter credit markets returned to a period of calm following the volatility in the first quarter. At the very end of the quarter, however, markets were buffeted by the unexpected results of the Brexit vote (i.e., United Kingdom's decision to leave the European Union) causing U.S. interest rates to rally sharply as the yield curve flattened. Moreover, continued concerns over the global economic growth put further pressure on interest rates in the U.S. and abroad. Many global rates now stand at or near all time lows, and yields on many assets are also at or near all time lows.

The chart below shows the highest and lowest rates during the twelve month period ended June 30, 2016 as well as the rates as of June 30, 2016 for the indicated Treasuries:

Despite the volatility at the end of the quarter and the low rate environment, during the quarter credit spreads tightened on certain of our investments (e.g., CMBS IOs) and widened for others (e.g., Agency RMBS and Agency CMBS), with little impact on our book value per share on a net basis. The table below shows examples of credit spreads in basis points for certain investment types in our MBS portfolio as of the end of each quarter since June 30, 2015:

Investment Type:	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016
Agency ARM 5/1 (Agency RMBS)	16	26	22	32	38
Agency DUS (Agency CMBS)	60	76	89	86	94
Freddie K AAA IO (Agency CMBS IO)	150	200	225	260	255
AAA CMBS IO (Non-Agency CMBS IO)	175	225	240	265	240
Freddie K B (Non-Agency CMBS)	157	305	350	420	325

As we have noted over the last several quarters, there are many factors impacting global capital markets. Globally, the amount of public and private debt continues to inhibit economic performance, and extraordinary government involvement via central bank policy interventions has led to a de facto currency war which is having unintended consequences. Regulatory changes have reduced the market making activities of major investment banks in the U.S., and we have observed reduced liquidity in times of market stress. Technology has connected us globally and virtually seamless flows of capital globally have contributed to the extreme market volatility recently experienced. Geopolitical factors also are playing a role in market volatility as evidenced by the reaction to the Brexit vote in June. Given these issues and the interconnectedness of global capital markets, we believe that the chance of a significant increase in U.S. interest rates in the near term is limited. The Federal Reserve may view positive economic data in the U.S. to be insufficient justification to raise interest rates in light of international conditions, which may lead to further flattening of the yield curve. Further, we continue to expect intermittent periods of market volatility for the foreseeable future. These factors have led us to reduce our leverage over the last several quarters and build our liquidity position.

Management Outlook

Given our view on U.S. interest rates noted above, we believe that this environment remains attractive for us to continue to generate net interest income, but disciplined risk management and capital allocation are extremely important. We have positioned our portfolio to take advantage of such a continuing low interest rate environment, and we continue to maintain a long-duration portfolio and hedge position. As a result, we have benefited from a lower interest rate environment, which has helped to partially offset losses resulting from credit spread widening. This benefited book value per common share which recovered to $7.69 as of June 30, 2016, very near the $7.71 per common share at the beginning of 2016. If interest rates do rise, we may be willing to reduce our hedging position further and to add to our duration position. We believe that our diversified asset strategy will benefit us in the long run, allowing us to earn higher net interest income while cushioning the portfolio in a variety of different environments.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented within "Executive Overview" and "Results of Operations" contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted interest expense and adjusted cost of funds, and adjusted net interest income and spread. Management uses core net operating income (including per common share) as an estimate of the net interest earnings from our investments after operating expenses. In connection with core net operating income, management uses adjusted interest expense, adjusted cost of funds, adjusted net interest income, and adjusted net interest spread because management considers net periodic interest costs related to the Company's derivative instruments as an additional cost of using repurchase agreements to finance investments. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes that the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers even though peer companies may present non-GAAP measures on a different basis than the Company's. Because these non-GAAP financial measures exclude certain items used to compute GAAP net income to common shareholders and GAAP interest expense, these non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, the Company's presentation of non-GAAP financial measures may not be comparable to other similarly-titled measures of other companies.

Schedules reconciling adjusted interest expense, adjusted cost of funds, adjusted net interest income, and adjusted net interest spread to their related GAAP financial measures are provided within "Results of Operations". Core net operating income is discussed above. The following table presents a reconciliation of our GAAP net loss to our core net operating income for the periods presented:

	Three Months Ended
	June 30,	March 31,
($ in thousands, except per share amounts)	2016	2016
GAAP net loss to common shareholders	$(5,525)	$(39,725)
Amortization of de-designated cash flow hedges (1)	(80)	27
Change in fair value of derivative instruments, net	15,811	46,584
Loss on sale of investments, net	297	3,941
Fair value adjustments, net	(28)	(24)
Core net operating income to common shareholders	$10,475	$10,803

Weighted average common shares outstanding	49,119	49,041
Core net operating income per common share	$0.21	$0.22
(1)    Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual results, however, may differ from the estimated amounts we have recorded. The discussion and analysis of our financial condition and results of operations also consider certain non-GAAP financial measures as described in "Non-GAAP Financial Measures" in this Part I, Item 2.
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2016.

FINANCIAL CONDITION

    Over recent quarters, we have been using principal payments on our investments and proceeds from sales to reduce balance sheet leverage as discussed above. We have also been selectively selling certain assets that we believed would underperform in an environment in which interest rates are likely to remain range-bound for an extended period and where asset prices are likely to remain volatile within that range. We have favored investing in prepayment protected CMBS and CMBS IO as opposed to RMBS which carry a higher risk of prepayment in the current low interest rate environment. The chart below presents the amortized cost of our MBS investments by collateral type as of the end of each period presented:

In addition to the sections below, please refer to Note 2 of the Unaudited Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information relating to our MBS. The following sections provide additional information on our investment portfolio as well as related financing.

RMBS

Activity related to our RMBS for the six months ended June 30, 2016 is as follows:

($ in thousands)	Agency RMBS	Non-Agency RMBS	Total
Balance as of December 31, 2015	$1,598,522	$65,210	$1,663,732
Purchases	—	—	—
Principal payments	(154,616)	(10,400)	(165,016)
Sales	(57,188)	—	(57,188)
Net (amortization) accretion	(7,828)	16	(7,812)
Change in fair value	14,313	412	14,725
Balance as of June 30, 2016	$1,393,203	$55,238	$1,448,441

Agency RMBS. As of June 30, 2016, the majority of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR, which was approximately 1.23% as of June 30, 2016 compared to 1.18% as of December 31, 2015. Of these investments, approximately 25% will reset their coupon within the next twelve months at a weighted average margin of 1.80% above one-year LIBOR. During the six months ended June 30, 2016, we sold certain lower yielding Agency ARMs that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon.

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

	June 30, 2016
($ in thousands)	Par Value	Reset Margin to LIBOR	WAC	WAVG Periodic Interest Cap	WAVG Life Interest Cap
0-12 MTR	$328,807	1.80%	3.05%	2.72%	9.77%
13-36 MTR	316,388	1.79%	3.21%	5.00%	8.21%
37-60 MTR	72,992	1.80%	3.61%	5.00%	8.61%
61-84 MTR	577,574	1.72%	2.86%	5.00%	7.86%
85-120 MTR	33,398	1.59%	3.06%	5.00%	8.06%
Total	$1,329,159	1.76%	3.03%	4.44%	8.46%

	December 31, 2015
	Par Value	Reset Margin to LIBOR	WAC	WAVG Periodic Interest Cap	WAVG Life Interest Cap
0-12 MTR	$309,826	1.79%	2.75%	2.40%	10.00%
13-36 MTR	380,455	1.79%	3.47%	5.00%	9.01%
37-60 MTR	91,769	1.80%	2.97%	5.00%	8.35%
61-84 MTR	541,720	1.76%	3.09%	5.00%	8.48%
85-120 MTR	197,473	1.62%	2.56%	5.00%	7.78%
ARMs and Hybrid ARMs	1,521,243	1.76%	3.04%	4.47%	8.82%
Fixed	15,490	n/a	2.50%	n/a	n/a
Total	$1,536,733		3.03%

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

CMBS

Activity related to our CMBS for the six months ended June 30, 2016 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2015	$885,931	$154,183	$1,040,114
Purchases	—	—	—
Principal payments	(20,399)	(3,622)	(24,021)
Sales	—	(34,868)	(34,868)
Premium/discount (amortization)/accretion, net	(2,539)	430	(2,109)
Change in fair value	41,319	2,413	43,732
Balance as of June 30, 2016	$904,312	$118,536	$1,022,848

Our Agency CMBS are collateralized primarily by fixed rate mortgage loans secured by multifamily properties. Our non-Agency CMBS are collateralized by fixed rate mortgage loans secured by properties such as office, single-family rental, retail, and multifamily. Both Agency and non-Agency CMBS will generally have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) to prevent early voluntary prepayment of principal. During the first quarter of 2016, we sold certain non-Agency CMBS which had shorter cash flow duration and yields lower than our average portfolio.

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

	June 30, 2016			December 31, 2015
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$73,117	$68,194	35	$83,396	$78,765	38
2009 to 2012	245,022	252,499	34	254,870	264,087	40
2013 to 2014	43,178	43,622	101	78,501	78,931	63
2015	612,731	612,775	114	616,202	616,304	120
	$974,048	$977,090	87	$1,032,969	$1,038,087	89

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The majority of the collateral underlying our non-Agency CMBS is comprised of single-family rental and multi-family properties. The percentage of our non-Agency CMBS collateralized with single-family rental properties declined approximately 14% due to sales of these securities since December 31, 2015.

The following charts present the collateral underlying our non-Agency CMBS by property type as of the dates indicated:

The collateral underlying our non-Agency CMBS investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS was Florida at 34% and 32% as of June 30, 2016 and December 31, 2015, respectively, with no other state exceeding 13% as of those dates. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of the dates indicated:

CMBS IO

Activity related to our CMBS IO for the six months ended June 30, 2016 is as follows:

($ in thousands) (1)	Agency CMBS IO	Non-Agency CMBS IO	Total
Balance as of December 31, 2015	$426,128	$363,727	$789,855
Purchases	1,349	3,621	4,970
Sales	—	—	—
Premium amortization, net	(36,578)	(27,074)	(63,652)
Change in fair value	2,572	3,701	6,273
Balance as of June 30, 2016	$393,471	$343,975	$737,446

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

The majority of our CMBS IO investments are collateralized primarily by fixed rate mortgage loans. Agency CMBS IO are exclusively collateralized by multifamily properties and are issued by securitization trusts sponsored by one of the GSEs. Non-Agency CMBS IO are secured by properties such as office, retail, and hotel. Both types of CMBS IO have some form of prepayment protection (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Our CMBS IO investments are investment grade-rated with the majority rated 'AAA' by at least one of the nationally recognized statistical ratings organizations.

Because income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools, our return on these investments is negatively impacted by defaults, foreclosures, and liquidations on or of the underlying mortgage loans that result in involuntary prepayments. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, because underwriting standards vary over time, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of June 30, 2016 by year of origination:

	June 30, 2016			December 31, 2015
($ in thousands)	Amortized Cost	Fair Value	WAL (1)	Amortized Cost	Fair Value	WAL (1)
Year of Origination:
2010	$11,145	$11,618	21	$12,843	$13,472	24
2011	40,171	42,682	26	45,731	48,482	28
2012	116,742	119,684	29	131,085	133,086	31
2013	141,802	144,247	36	154,445	155,299	38
2014	208,448	209,028	42	223,542	221,933	44
2015	210,421	210,187	48	219,765	217,583	50
	$728,729	$737,446	39	$787,411	$789,855	41
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
The collateral underlying our non-Agency CMBS IO investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS IO was California at 12% as of June 30, 2016 and December 31, 2015. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS IO by the top 5 states as of the dates indicated:

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

    The following graphs present our hedging portfolio as of the dates indicated:

During the six months ended June 30, 2016, we substantially reduced the notional balance of our derivatives position given our outlook for interest rates. We terminated a notional of $2.9 billion in pay-fixed interest rate swaps with a weighted average pay-fixed rate of 1.18% and added interest rate swaps with a combined notional of $1.3 billion at a net weighted average pay-fixed rate of 0.97%. These transactions reduced our hedges of interest rate risk for the remainder of 2016 through 2021 and modestly increased hedges of interest rate risk in 2022 through 2025. We regularly monitor and adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio, shifts in the yield curve, and our expectations with respect to the future path of interest rates and interest rate volatility.

Secured Borrowings

Our secured borrowings have declined approximately 8% since December 31, 2015 because we have used a portion of sale proceeds and principal payments from MBS to pay down our borrowings in lieu of reinvesting. Our repurchase agreement borrowings increased slightly since December 31, 2015 because we replaced our FHLB advances that matured during the first quarter of 2016 with repurchase agreement financing. Due to the final rule issued by the FHFA in January 2016, we cannot obtain new FHLB advances or renewals of existing advances. Our remaining FHLB advances of $263.0 million mature in October 2016. The FHLB advances bear interest at a fixed rate of 0.51% as of June 30, 2016 and are collateralized by Agency MBS, principally Agency CMBS, with a fair value of approximately $283.3 million.

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$37,432	$36,674	$33,520	$60,192	$53,589	$48,400
AA	35,112	34,998	31,744	51,599	51,599	45,870
A	31,745	31,822	26,811	34,771	34,771	29,211
Below A/Not Rated	14,247	14,070	9,720	7,621	3,826	2,897
	$118,536	$117,564	$101,795	$154,183	$143,785	$126,378

Non-Agency CMBS IO:
AAA	$286,966	$282,162	$236,022	$294,712	$303,659	$255,652
AA	51,137	50,256	42,839	53,974	53,111	44,940
Below A/Not Rated	5,872	5,939	5,045	15,041	2,581	2,180
	$343,975	$338,357	$283,906	$363,727	$359,351	$302,772

Non-Agency RMBS:
Below A/Not Rated	$55,238	$54,577	$45,581	$65,210	$64,286	$52,128
	$55,238	$54,577	$45,581	$65,210	$64,286	$52,128

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within Part I of this Quarterly Report on Form 10-Q as well as "Interest Expense and Cost of Funds" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our borrowings.

RESULTS OF OPERATIONS

The discussions below provide information on items on our consolidated statements of comprehensive income (loss). These discussions include both GAAP and non-GAAP financial measures which management utilizes in its internal analysis of financial and operating performance. Please read the section "Non-GAAP Financial Measures" at the end of "Executive Overview" in Part 1, Item 2 of this Quarterly Report on Form 10-Q for additional important information about these measures.

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

	Three Months Ended
	June 30,
	2016		2015
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$22,816	2.77%	$24,527	2.63%
GAAP interest expense	6,100	0.83%	5,542	0.66%
GAAP net interest income/spread	16,716	1.94%	18,985	1.97%
Amortization of de-designated cash flow hedges (1)	(80)	—%	857	0.10%
Net periodic interest costs of derivative instruments	(486)	(0.07)%	(1,793)	(0.21)%
Adjusted net interest income/spread	$16,150	1.87%	$18,049	1.86%

Average interest earning assets (2)	$3,242,413		$3,749,528
Average balance of borrowings (3)	$2,916,432		$3,320,760

	Six Months Ended
	June 30,
	2016		2015
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$47,905	2.81%	$48,626	2.63%
GAAP interest expense	12,410	0.82%	10,913	0.67%
GAAP net interest income/spread	35,495	1.99%	37,713	1.96%
Amortization of de-designated cash flow hedges (1)	(53)	—%	1,914	0.12%
Net periodic interest costs of derivative instruments	(2,166)	(0.14)%	(2,655)	(0.16)%
Adjusted net interest income/spread	$33,276	1.85%	$36,972	1.92%

Average interest earning assets (2)	$3,336,146		$3,664,062
Average balance of borrowings (3)	$3,005,961		$3,216,849

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

Net interest income and adjusted net interest income decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to a smaller investment portfolio and higher borrowing costs during the three and six months ended June 30, 2016. These impacts offset increased yields on our investment portfolio that are largely due to our decision to shift a higher percentage of our MBS portfolio to higher-yielding CMBS and CMBS IO. Details on the factors impacting the net interest earnings of our investment portfolio are provided below.

Interest Income and Effective Yields on MBS. Interest income includes gross interest earned from the coupon rate on the securities, premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items on CMBS and CMBS IO securities. Effective yields are calculated by dividing gross interest income and scheduled premium amortization/discount accretion (both of which are annualized for any reporting period less than 12 months) by the average balance of investments outstanding during the reporting period. Effective yields also include effective interest amortization adjustments to premiums, which are related to actual versus projected prepayments and changes in projected prepayments, and prepayment penalty income (collectively, "prepayment adjustments"); however, because these amounts are not annualized, they receive less weight when calculating effective yield as a percentage of the average balance than gross interest income and scheduled amortization.

The following table presents information regarding interest income earned and effective yield on our MBS by investment type for the periods indicated:

	Three Months Ended
	June 30,
	2016			2015
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield	Interest Income	Average Balance (1)	Effective Yield
RMBS:
Agency	$6,360	$1,436,582	1.83%	$7,932	$1,978,302	1.75%
Non-Agency	534	59,037	3.62%	687	75,436	3.63%
	6,894	1,495,619	1.90%	8,619	2,053,738	1.82%

CMBS:
Agency	6,478	869,271	2.92%	5,772	705,410	3.07%
Non-Agency	1,671	110,393	6.06%	2,312	207,530	4.46%
	8,149	979,664	3.28%	8,084	912,940	3.38%

CMBS IO:
Agency	3,943	395,468	3.75%	4,169	418,476	3.83%
Non-Agency	3,597	348,832	3.91%	3,324	331,801	3.89%
	7,540	744,300	3.83%	7,493	750,277	3.86%

Total MBS portfolio:	$22,583	$3,219,583	2.76%	$24,196	$3,716,955	2.62%

	Six Months Ended
	June 30,
	2016			2015
	Interest Income	Average Balance (1)	Effective Yield	Interest Income	Average Balance (1)	Effective Yield
RMBS:
Agency	$13,601	$1,492,831	1.83%	$18,370	$2,057,763	1.79%
Non-Agency	1,113	61,531	3.63%	1,054	57,357	3.67%
	14,714	1,554,362	1.90%	19,424	2,115,120	1.85%

CMBS:
Agency	13,794	872,537	2.93%	9,368	562,895	3.21%
Non-Agency	3,714	124,130	5.78%	4,623	205,880	4.48%
	17,508	996,667	3.28%	13,991	768,775	3.55%

CMBS IO:
Agency	7,990	406,246	4.03%	8,041	420,303	3.81%
Non-Agency	7,211	355,560	3.96%	6,467	326,170	3.92%
	15,201	761,806	4.00%	14,508	746,473	3.86%

Total MBS portfolio:	$47,423	$3,312,835	2.80%	$47,923	$3,630,368	2.62%

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

The following tables present the estimated impact of changes in average balances, yields, and prepayment adjustments on interest income for the periods indicated:

	Three Months Ended
	June 30, 2016 vs. June 30, 2015
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
RMBS	$(1,725)	$(2,372)	$(68)	$715
CMBS	65	227	165	(327)
CMBS IO	47	(259)	95	211
Total	$(1,613)	$(2,404)	$192	$599

	Six Months Ended
	June 30, 2016 vs. June 30, 2015
	Increase (Decrease) in Interest Income	Due to Change In
		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
RMBS	$(4,710)	$(5,201)	$420	$71
CMBS	3,517	3,968	(1,017)	566
CMBS IO	693	293	(190)	590
Total	$(500)	$(940)	$(787)	$1,227

(1)	Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and net prepayment compensation for CMBS and CMBS IO.

Interest income from MBS for the three months ended June 30, 2016 decreased compared to the same period in 2015 primarily due to our lower average balance of investments. Partially offsetting the decline in interest income resulting from the lower average balance of investments, our Agency RMBS had lower premium amortization expense related to changes in projected and actual prepayments in the second quarter of 2016 compared to the same period in 2015.

Interest income from MBS for the six months ended June 30, 2016 decreased compared to the same period in 2015 primarily due to our lower average balance of investments. The impact on our results from a lower average balance was partially offset by an increase in the effective yield earned by our MBS portfolio of 18 basis points for the six months ended June 30, 2016 compared to the same period in 2015. This increase in effective yield was due mainly to the shift in the composition of our MBS portfolio toward higher yielding CMBS and CMBS IO relative to RMBS. In addition, we received $1.2 million more in prepayment penalty income from CMBS and CMBS IO for the six months ended June 30, 2016 compared to the same period in 2015. The increase in prepayment penalty income favorably impacted our overall effective yield for the six months ended June 30, 2016 by 6 basis points, net of retrospective premium amortization expense from RMBS for the six months ended June 30, 2016. The majority of prepayments on RMBS for the six months ended June 30, 2016 occurred during the first quarter.

The following table presents details on the calculation of effective yields shown in the prior table for the periods indicated:

	Three Months Ended
	June 30,
	2016		2015
($ in thousands)	$	%	$	%
RMBS:
Coupon and scheduled amortization	$7,163	1.92%	$9,603	1.87%
Prepayment adjustments (1)	(269)	(0.02)%	(984)	(0.05)%
	6,894	1.90%	8,619	1.82%

CMBS:
Coupon and scheduled amortization	8,072	3.27%	7,680	3.34%
Prepayment adjustments (1)	77	0.01%	404	0.04%
	8,149	3.28%	8,084	3.38%

CMBS IO:
Coupon and scheduled amortization	6,980	3.75%	7,144	3.81%
Prepayment adjustments (1)	560	0.08%	349	0.05%
	7,540	3.83%	7,493	3.86%

Total MBS portfolio:	$22,583	2.76%	$24,196	2.62%

	Six Months Ended
	June 30,
	2016		2015
	$	%	$	%
RMBS:
Coupon and scheduled amortization	$14,836	1.91%	$19,617	1.85%
Prepayment adjustments (1)	(122)	(0.01)%	(193)	—%
	14,714	1.90%	19,424	1.85%

CMBS:
Coupon and scheduled amortization	16,338	3.25%	13,387	3.47%
Prepayment adjustments (1)	1,170	0.03%	604	0.08%
	17,508	3.28%	13,991	3.55%

CMBS IO:
Coupon and scheduled amortization	14,384	3.79%	14,281	3.83%
Prepayment adjustments (1)	817	0.21%	227	0.03%
	15,201	4.00%	14,508	3.86%

Total MBS portfolio:	$47,423	2.80%	$47,923	2.62%

(1)	Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and net prepayment compensation for CMBS and CMBS IO.

Effective yield on RMBS for the three and six months ended June 30, 2016 increased 8 and 5 basis points, respectively, compared to the same periods in 2015 primarily because we have sold lower yielding RMBS over the past twelve months.

Effective yield on CMBS for the three and six months ended June 30, 2016 declined 10 and 27 basis points, respectively, compared to the same periods in 2015 primarily because the purchases of CMBS over the past year were primarily new issue or recent vintage and originated in a lower interest rate environment than the CMBS we held in our portfolio during the same periods in 2015. The weighted average gross coupon rate earned on our CMBS for the three and six months ended June 30, 2016 was 3.58% and 3.56%, respectively, compared to 3.83% and 4.07%, respectively, for the same periods in 2015.

Effective yield on CMBS IO for the six months ended June 30, 2016 increased 14 basis points compared to the same period in 2015 primarily because of the increase in prepayment penalty income of $0.6 million received in the past six months compared to the same period in 2015.

The rate at which we amortize the premiums we pay for our investments is impacted by actual and forecasted prepayments, which is measured by the constant prepayment rate ("CPR") for Agency RMBS. We are projecting a 3 month CPR of 19.6% on our Agency RMBS for the third quarter of 2016. The following graph shows our actual CPRs for Agency RMBS for the periods indicated:

Interest Expense and Cost of Funds. The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015
Interest expense on repurchase agreement borrowings	$5,813	$4,643	$11,641	$8,932
Interest expense on FHLB advances	339	6	775	6
Amortization of de-designated cash flow hedges (1)	(80)	857	(53)	1,914
Non-recourse collateralized financing and other interest expense	28	36	47	61
Total interest expense	$6,100	$5,542	$12,410	$10,913

Average balance of repurchase agreements	$2,645,431	$3,301,590	$2,667,032	$3,201,915
Average balance of FHLB advances	263,000	9,667	330,780	4,860
Average balance of non-recourse collateralized financing	8,001	9,503	8,149	10,074
Average balance of borrowings	$2,916,432	$3,320,760	$3,005,961	$3,216,849
Cost of funds (2)	0.83%	0.66%	0.82%	0.67%

(1) Amount recorded in accordance with GAAP related to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of our discontinuation of cash flow hedge accounting.

(2)	Cost of funds is calculated by dividing annualized interest expense by the average balance of borrowings outstanding during the period.

The following table presents the estimated impact of the change in average balances and borrowing rates of repurchase agreement and FHLB borrowings as well as other differences in interest expense for the comparative periods presented:

($ in thousands)	Three Months Ended June 30, 2016 vs. June 30, 2015	Six Months Ended June 30, 2016 vs. June 30, 2015
Change in borrowing rates on repurchase agreements and FHLB advances	$2,069	$4,060
Change in average balance of repurchase agreements and FHLB advances	(566)	(582)
Decrease in amortization of de-designated cash flow hedges	(937)	(1,967)
Decrease in non-recourse collateralized financing and other interest expense	(8)	(14)
Total change in interest expense	$558	$1,497

The increase in our interest expense for the three and six months ended June 30, 2016 compared to the same periods in 2015 was due to higher borrowing rates on our repurchase agreement financings. Our average borrowing rate on our repurchase agreements increased 31 basis points to 0.87% for the second quarter of 2016 compared to 0.56% for the second quarter of 2015 and increased 31 basis points to 0.86% for the six months ended June 30, 2016 compared to 0.55% for the same period in 2015.

Because we use derivative instruments as economic hedges of our interest rate risk exposure, management considers net periodic interest costs from derivative instruments to be an additional cost of financing investments. As such, management utilizes a non-GAAP financial measure "adjusted interest expense" which includes the net periodic interest costs of our effective derivative instruments excluded from GAAP interest expense. The table below presents the reconciliation of GAAP interest expense and cost of funds to our adjusted interest expense and adjusted cost of funds for the periods indicated:

	Three Months Ended
	June 30,
	2016		2015
($ in thousands)	Amount	Rate	Amount	Rate
Interest expense/cost of funds	$6,100	0.83%	$5,542	0.66%
Amortization of de-designated cash flow hedges (1)	80	—%	(857)	(0.10)%
Net periodic interest costs of derivative instruments	486	0.07%	1,793	0.21%
Adjusted interest expense/adjusted cost of funds	$6,666	0.90%	$6,478	0.77%

	Six Months Ended
	June 30,
	2016		2015
	Amount	Rate	Amount	Rate
Interest expense/cost of funds	$12,410	0.82%	$10,913	0.67%
Amortization of de-designated cash flow hedges (1)	53	—%	(1,914)	(0.12)%
Net periodic interest costs of derivative instruments	2,166	0.14%	2,655	0.16%
Adjusted interest expense/adjusted cost of funds	$14,629	0.96%	$11,654	0.71%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP and is related to the amortization of the balance in accumulated other comprehensive loss as of June 30, 2013 related to the derivatives for which we discontinued cash flow hedge accounting.

The increase in adjusted interest expense of $0.2 million and $3.0 million for the three and six months ended June 30, 2016, respectively, versus the same periods in 2015 is due to higher repurchase agreement borrowing rates as discussed above, partially offset by lower net periodic interest costs of $1.3 million and $0.5 million, respectively, from our effective interest rate swaps which are discussed below.

(Loss) Gain on Derivative Instruments, Net

The following table provides information on the components of our "(loss) gain on derivative instruments, net" for the periods indicated:

	Three Months Ended
	June 30,
($ in thousands)	2016			2015
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Receive-fixed interest rate swaps	$1,321	$2,422	$3,743	$1,176	$(2,922)	$(1,746)
Pay-fixed interest rate swaps	(1,807)	(14,047)	(15,854)	(2,969)	19,232	16,263
Eurodollar futures	—	(4,186)	(4,186)	—	2,573	2,573
(Loss) gain on derivative instruments, net	$(486)	$(15,811)	$(16,297)	$(1,793)	$18,883	$17,090

	Six Months Ended
	June 30,
	2016			2015
	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Receive-fixed interest rate swaps	$2,744	$11,533	$14,277	$2,372	$410	$2,782
Pay-fixed interest rate swaps	(4,910)	(57,556)	(62,466)	(5,027)	7,927	2,900
Eurodollar futures	—	(16,372)	(16,372)	—	(13,915)	(13,915)
Loss on derivative instruments, net	$(2,166)	$(62,395)	$(64,561)	$(2,655)	$(5,578)	$(8,233)

(1)	Amount shown is inclusive of realized gains (losses) from terminated instruments.

The majority of decline in the fair value of derivatives for the three and six months ended June 30, 2016 is due to the decline in interest rates primarily from volatile market conditions which lowered interest rates significantly at the two year and longer points on the curve compared to the same periods in 2015. Net periodic interest costs for three and six months ended decreased primarily due to the termination of $500 million notional pay-fixed swaps early in the second quarter with an average rate of 1.89%. The notional activity of our derivative instruments from period to period fluctuate based on the composition of our investment portfolio and the current interest rate environment as well as management's expectations of future interest rates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015
Average notional balance	$409,945	$658,407	$673,269	$520,635
Weighted average net pay-fixed rate	0.93%	1.23%	1.15%	0.97%

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk profile, manage liquidity, reduce leverage, and as we allocate capital to preferred investment opportunities. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	June 30,
	2016		2015
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$10,584	$(297)	$97,900	$(1,875)
Agency CMBS	—	—	99,709	(822)
Non-Agency CMBS IO	—	—	30,766	1,206
	$10,584	$(297)	$228,375	$(1,491)

	Six Months Ended
	June 30,
	2016		2015
	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$57,187	$(3,010)	$158,566	$(2,196)
Agency CMBS	—	—	99,709	(822)
Non-Agency CMBS	34,868	(1,228)	—	—
Agency CMBS IO	—	—	27,911	1,474
Non-Agency CMBS IO	—	—	43,403	1,361
	$92,055	$(4,238)	$329,589	$(183)

The Agency RMBS we sold during the first six months of 2016 were lower yielding ARMs that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon. Non-Agency CMBS sold during the first six months of 2016 were yielding significantly below the portfolio average. Sale proceeds were used to pay down repurchase agreement borrowings during the six months ended June 30, 2016.

General and Administrative Expenses

Compensation and benefits expense for the three and six months ended June 30, 2016 was $0.5 million and $0.4 million lower compared to the same periods in 2015 primarily due to lower employee costs. Other general and administrative expenses were $0.6 million and $0.9 million lower for the three and six months ended June 30, 2016 compare to the same period in 2015 due primarily to lower professional fees.

Other Comprehensive Income

The following table provides detail on the changes in fair value by type of MBS which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015
Agency RMBS	$3,178	$(7,164)	$14,314	4,775
Non-Agency RMBS	214	(16)	412	14
Agency CMBS	12,738	(21,813)	41,319	(16,961)
Non-Agency CMBS	821	(1,138)	2,413	(101)
Agency CMBS IO	1,574	(4,481)	2,570	(3,409)
Non-Agency CMBS IO	4,502	(5,924)	3,701	(2,857)
Unrealized gain (loss) on available-for-sale investments	$23,027	$(40,536)	$64,729	$(18,539)

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements, monthly principal and interest payments we receive on our investments, and cash generated from our operating results. Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements. We use our liquidity to manage our business including funding investment purchases and other operating costs, repaying borrowings and meeting margin calls from our lenders, making payments to counterparties as required under interest rate swap agreements, and to pay dividends on our preferred and common stock. We may also use liquidity to repurchase shares of our stock.

Our liquid assets fluctuate based on our investment activities and changes in the fair value of our MBS and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity needs, including potential margin calls from lenders (as discussed further below). We measure, manage, and forecast our liquidity on a daily basis. Our available liquid assets include unrestricted cash and cash equivalents, unencumbered Agency MBS, and certain unencumbered non-Agency MBS that can be pledged as collateral for margin calls or converted reasonably quickly into cash. As of June 30, 2016, our available liquid assets were $181.6 million, which consisted of unrestricted cash and cash equivalents of $96.9 million and unencumbered Agency MBS of $84.7 million, compared to $150.3 million as of December 31, 2015.

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

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to 7 times our shareholders' equity. At the individual investment level, our targeted leverage ranges from 3 to 10 times our invested equity capital depending on the investment type. The maximum targets represent fixed limits for leveraging our investment capital. Our total liabilities decreased to 6.1 times shareholders' equity as of June 30, 2016 from 6.5 times as of December 31, 2015. We used principal payments received on MBS and proceeds received from sales of MBS to pay down borrowings instead of reinvesting during the six months ended June 30, 2016. This ratio may be impacted by changes in our shareholders' equity which can fluctuate based on market conditions as we record our investments and derivatives at fair value.

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

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2016	$2,600,480	$2,645,431	$2,772,019
March 31, 2016	2,722,019	2,688,633	2,838,607
December 31, 2015	2,589,420	2,766,755	3,097,492
September 30, 2015	3,055,069	3,220,391	3,405,692
June 30, 2015	3,402,964	3,301,590	3,447,628

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of June 30, 2016, we had repurchase agreement borrowings outstanding with 19 of our 32 available repurchase agreement counterparties at a weighted average borrowing rate of 0.88% compared to 0.75% as of December 31, 2015. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Agency RMBS and CMBS	4.9%	5.1%	5.0%	5.0%	5.1%
Non-Agency RMBS and CMBS	15.8%	16.0%	14.5%	14.1%	13.5%
CMBS IO	15.5%	15.4%	15.4%	15.3%	15.3%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. This equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of June 30, 2016 and as of December 31, 2015:

	June 30, 2016
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$281,421	$52,582
JP Morgan Securities, LLC	293,086	45,861
South Street Financial Corporation	450,057	22,781
Royal Bank of Canada	146,584	20,107
Goldman Sachs	156,144	16,654
Remaining counterparties	1,273,188	74,620
	$2,600,480	$232,605

	December 31, 2015
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$297,916	$56,193
JP Morgan Securities, LLC	298,823	46,197
South Street Financial Corporation	431,950	25,952
Royal Bank of Canada	187,993	23,091
BNP Paribas	102,211	15,038
Remaining counterparties	1,270,527	69,750
	$2,589,420	$236,221

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of June 30, 2016:

($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,849,114	$2,034,597
Asia	492,605	518,123
Europe	258,761	280,365
	$2,600,480	$2,833,085

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

FHLB Advances

For information on FHLB advances obtained by our wholly-owned captive insurance subsidiary, Mackinaw, see "Financial Condition - Repurchase Agreements and FHLB Advances" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. As a result of the final rule issued by the FHFA in January 2016, we will not be able to renew these FHLB advances as they mature in 2016. Because we maintain excess borrowing capacity at our financing counterparties, we do not anticipate any difficulties in replacing the FHLB advances at or before their respective maturities.

Derivative Instruments

Our derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of June 30, 2016, we had Agency MBS with a fair value of $7.1 million and cash of $83.7 million posted as credit support under these agreements.

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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of approximately $89.8 million as of June 30, 2016. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods that were being hedged by the terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2016	$30,804
2017	18,321
2018	7,675
2019 - 2026	15,387
$72,187

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. We estimate that approximately $15.9 million of our common stock dividends declared during the first six months of 2016 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction for the six month period.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2016:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,602,350	$2,602,350	$—	$—	$—
FHLB advances (1)	263,415	263,415	—	—	—
Non-recourse collateralized financing (2)	7,633	2,082	2,776	1,559	1,216
Operating lease obligations	807	206	433	168	—
Total	$2,874,205	$2,868,053	$3,209	$1,727	$1,216

(1) Includes estimated interest payments calculated using interest rates in effect as of June 30, 2016.
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

Other Matters

As of June 30, 2016, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are expected to have a material impact on the Company's consolidated financial statements. Please refer to Note 1 to the Notes to Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

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

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects our results to interest rate risk primarily from the mismatch between interest-rate reset dates (or maturity) of our assets and the maturity of our liabilities. Borrowing costs on our liabilities are generally based on prevailing market rates and reset more frequently than interest rates on our assets. During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedging instruments at the time, as well as the magnitude and the duration of the increase in interest rates. In addition, our adjustable rate assets may have limits or caps on the amount that an interest rate may reset while our liabilities do not have interest rate reset caps. Because we are long duration as of June 30, 2016, increases in interest rates, particularly rapid changes, will also negatively impact the market value of our investments, thereby reducing our book value. In addition to the information set forth in the tables below, see "Market Value Risk" below for further discussion of the risks to the market value of our investments.

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

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of June 30, 2016 based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at June 30, 2016, the only declining rate scenario that we present is a downward shift of 25 basis points. In order to include the impact of changes in interest rates on our effective derivative instruments, we are presenting the percentage change in adjusted net interest income (instead of net interest income) because net interest income does not include the net interest payments/receipts on these instruments.

The "percentage change in adjusted net interest income" includes the impact of changes in expected prepayment speeds on our investments and assumes that net proceeds received from pay downs on the investment portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of June 30, 2016 and at yields consistent with those as of that date, adjusted for the parallel shift in the rates below. Changes in types of investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in adjusted net interest income
+100	(1.3)%	(31.5)%
+50	(0.6)%	(15.2)%
-25	0.3%	6.8%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

The values in the table above reflect a greater exposure to a parallel shift in interest rates than at March 31, 2016 because our terminations of a portion of our derivatives changed our interest rate hedge positioning during the second quarter of 2016.
Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the projected change in market value of our investment portfolio net of derivative hedge instruments for instantaneous changes in the shape of the U.S. Treasury ("UST") curve (with similar changes to the interest rate swap and Eurodollar curves) as of June 30, 2016.

Basis point change in 2-year UST	Basis point change in 10-year UST	Percentage change in market value (1)
0	+25	0.09%
+10	+50	0.06%
+25	+75	(0.05)%
+25	+0	(0.26)%
+50	+0	(0.52)%
-10	-50	(0.10)%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

As noted in the table above, our interest rate exposure is more concentrated in the 2-year part of the UST curve versus the 10-year UST consistent with our hedge position after the terminations of derivative instruments during the second quarter. In the case of a downward shift of 10 basis points in the 2-year yield and a downward shift of 50 basis points in 10-year yield leads to a projected decrease in our aggregate market value of (0.1)% because as the yield curve flattens, the negative impact of faster prepayments on our RMBS outstrips the benefit of lower interest rates on our long duration position.

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

The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of June 30, 2016:

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

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$18,456	3.05%	$14,715	2.65%	$18,098	2.75%	$20,234	2.70%
13-36 MTR	17,910	3.21%	24,000	3.32%	23,401	3.47%	24,039	3.54%
37-60 MTR	6,141	3.61%	3,630	3.68%	4,202	2.97%	5,128	2.94%
> 60 MTR	23,051	2.87%	27,911	2.91%	31,924	2.95%	34,068	2.96%
Fixed rate	—	—%	—	—%	(8)	2.50%	(8)	2.50%
Total	$65,558	3.03%	$70,256	3.01%	$77,617	3.03%	$83,461	3.04%
Par balance	$1,329,159		$1,423,270		$1,536,733		$1,631,942
Premium, net as a % of par value	4.9%		4.9%		5.1%		5.1%

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

Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities would be particularly acute without these prepayment protection provisions. CMBS IO prepayment protection and compensation provisions vary by issuer of the security (i.e. Freddie Mac, Fannie Mae, Ginnie Mae, or non-Agency). The majority of our Agency CMBS IO are issued by Freddie Mac and these securities generally have initial prepayment lock-outs followed by a defeasance period which on average extends to within six months of the stated maturities of the underlying loans. Non-Agency CMBS IO generally have prepayment protection in the form of prepayment lock-outs and defeasance provisions. The following table details the fair value of our CMBS IO portfolio by issuer as of the end of the periods indicated:

($ in thousands)	June 30, 2016	December 31, 2015
Fannie Mae	$22,410	$24,177
Freddie Mac	371,061	401,951
Non-Agency CMBS IO	343,975	363,727
	$737,446	$789,855

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

We are also subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets. Yields on assets in which we have reinvested in recent periods have generally been lower than yields on existing assets due to lower overall interest rates and more competition for these as investment assets. As a result, our interest income has declined in recent periods and may continue to decline in the future, thereby reducing earnings per share.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain rather than reinvest capital as in the first six months of 2016, or if we invest it in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline.

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

The following table presents information on our non-Agency MBS by credit rating as of June 30, 2016:

	June 30, 2016
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$37,432	$286,966	$—	$324,398	62.6%
AA	35,112	51,137	—	86,249	16.7%
A	31,745	—	—	31,745	6.1%
Below A or not rated	14,247	5,872	55,238	75,357	14.6%
	$118,536	$343,975	$55,238	$517,749	100.0%

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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended June 30, 2016 with regard to the legal proceedings discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

There were no repurchases of the Company's common stock during the three months ended June 30, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, adopted as of May 17, 2016 (filed herewith).
10.23.3
Amendment No. 3 to Master Repurchase and Securities Contract dated as of April 29, 2016 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A.
(incorporated herein by reference to Exhibit 10.23.3 to Dynex’s Current Report on Form 8-K filed May 3, 2016).

10.25	Form of Restricted Stock Agreement for Non-Employee Directors under the Dynex Capital, Inc. 2009 Stock and Incentive Plan (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statement of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 5, 2016	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	August 5, 2016	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)