Form 10-Q
period 2016-09-30
DYNEX CAPITAL INC
filed 2016-11-07
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Yes           ☐           No           ☒

On October 31, 2016, the registrant had 49,150,424 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

		Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	2

		Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2016 (unaudited)	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	4

		Notes to the Unaudited Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4.	Controls and Procedures	53

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	54

	Item 1A.	Risk Factors	54

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 3.	Defaults Upon Senior Securities	54

	Item 4.	Mine Safety Disclosures	54

	Item 5.	Other Information	54

	Item 6.	Exhibits	55

SIGNATURES			56

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $2,974,524 and $3,361,635, respectively)	$3,110,467	$3,493,701
Mortgage loans held for investment, net	20,366	24,145
Investment in limited partnership	—	10,835
Investment in FHLB stock	5,260	11,475
Cash and cash equivalents	73,406	33,935
Restricted cash	84,685	51,190
Derivative assets	12,985	7,835
Principal receivable on investments	9,594	6,193
Accrued interest receivable	19,501	22,764
Other assets, net	7,292	7,975
Total assets	$3,343,556	$3,670,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,478,278	$2,589,420
FHLB advances	263,000	520,000
Non-recourse collateralized financing	7,025	8,442
Derivative liabilities	84,023	41,205
Accrued interest payable	2,163	1,743
Accrued dividends payable	12,259	13,709
Other liabilities	1,889	3,504
Total liabilities	2,848,637	3,178,023

Shareholders’ equity:
Preferred stock, par value $.01 per share, 8.5% Series A Cumulative Redeemable; 8,000,000 shares authorized; 2,300,000 shares issued and outstanding ($57,500 aggregate liquidation preference)	$55,407	$55,407
Preferred stock, par value $.01 per share, 7.625% Series B Cumulative Redeemable; 7,000,000 shares authorized; 2,250,000 shares issued and outstanding ($56,250 aggregate liquidation preference)	54,251	54,251
Common stock, par value $.01 per share, 200,000,000 shares authorized; 49,148,595 and 49,047,335 shares issued and outstanding, respectively	491	490
Additional paid-in capital	726,701	725,358
Accumulated other comprehensive income (loss)	52,578	(12,768)
Accumulated deficit	(394,509)	(330,713)
Total shareholders' equity	494,919	492,025
Total liabilities and shareholders’ equity	$3,343,556	$3,670,048
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income	$21,135	$26,096	$69,040	$74,722
Interest expense	6,068	5,859	18,478	16,772
Net interest income	15,067	20,237	50,562	57,950

Gain (loss) on derivative instruments, net	2,409	(52,749)	(62,153)	(60,982)
Gain (loss) on sale of investments, net	—	113	(4,238)	(70)
Fair value adjustments, net	34	16	86	75
Other income (expense), net	545	(215)	898	430
General and administrative expenses:
Compensation and benefits	(1,736)	(2,327)	(5,829)	(6,794)
Other general and administrative	(1,619)	(2,052)	(5,288)	(6,596)
Net income (loss)	14,700	(36,977)	(25,962)	(15,987)
Preferred stock dividends	(2,294)	(2,294)	(6,882)	(6,882)
Net income (loss) to common shareholders	$12,406	$(39,271)	$(32,844)	$(22,869)

Other comprehensive income:
Change in net unrealized gain on available-for-sale investments	$769	$26,674	$61,260	$7,951
Reclassification adjustment for (gain) loss on sale of investments, net	—	(113)	4,238	70
Reclassification adjustment for de-designated cash flow hedges	(99)	857	(152)	2,772
Total other comprehensive income	670	27,418	65,346	10,793
Comprehensive income (loss) to common shareholders	$13,076	$(11,853)	$32,502	$(12,076)

Net income (loss) per common share-basic and diluted	$0.25	$(0.74)	$(0.67)	$(0.42)
Weighted average common shares-basic and diluted	49,147	52,777	49,102	54,043
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of December 31, 2015	$109,658	$490	$725,358	$(12,768)	$(330,713)	$492,025
Stock issuance	—	—	102	—	—	102
Restricted stock granted, net of amortization	—	2	2,064	—	—	2,066
Adjustments for tax withholding on share-based compensation	—	(1)	(484)	—	—	(485)
Stock issuance costs amortization	—	—	(29)	—	—	(29)
Common stock repurchased	—	—	(310)	—	—	(310)
Net loss	—	—	—	—	(25,962)	(25,962)
Dividends on preferred stock	—	—	—	—	(6,882)	(6,882)
Dividends on common stock	—	—	—	—	(30,952)	(30,952)
Other comprehensive income	—	—	—	65,346	—	65,346
Balance as of September 30, 2016	$109,658	$491	$726,701	$52,578	$(394,509)	$494,919
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net loss	$(25,962)	$(15,987)
Adjustments to reconcile net loss to cash provided by operating activities:
Decrease in accrued interest receivable	3,263	241
Increase (decrease) in accrued interest payable	420	(409)
Loss on derivative instruments, net	62,153	60,982
Loss on sale of investments, net	4,238	70
Fair value adjustments, net	(86)	(75)
Amortization of investment premiums, net	112,418	114,398
Other amortization and depreciation, net	1,186	4,143
Stock-based compensation expense	2,066	2,220
Other operating activities	(2,060)	(3,064)
Net cash and cash equivalents provided by operating activities	157,636	162,519
Investing activities:
Purchase of investments	(96,816)	(1,066,461)
Principal payments received on investments	337,719	384,063
Proceeds from sales of investments	94,033	339,332
Principal payments received on mortgage loans held for investment, net	3,709	12,241
Payment to acquire interest in limited partnership	—	(6,000)
Distributions received from limited partnership	10,835	—
Net payments on derivatives, including terminations	(24,483)	(37,502)
Other investing activities	(105)	(134)
Net cash and cash equivalents provided by (used in) investing activities	324,892	(374,461)
Financing activities:
Borrowings under repurchase agreements and FHLB advances	19,293,243	17,329,870
Repayments of repurchase agreement borrowings and FHLB advances	(19,661,384)	(17,032,911)
Principal payments on non-recourse collateralized financing	(1,443)	(2,249)
Increase in restricted cash	(33,495)	(35,916)
Proceeds from issuance of common stock	102	129
Cash paid for repurchases of common stock	(310)	(31,051)
Payments related to tax withholding for stock-based compensation	(485)	(556)
Dividends paid	(39,285)	(46,682)
Net cash and cash equivalents (used in) provided by financing activities	(443,057)	180,634

Net increase (decrease) in cash and cash equivalents	39,471	(31,308)
Cash and cash equivalents at beginning of period	33,935	43,944
Cash and cash equivalents at end of period	$73,406	$12,636
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$18,185	$14,366
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2016. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation. The Company's equity in income of limited partnership for the three and nine months ended September 30, 2015 is now included within "other income (expense), net" on the Company's consolidated statements of comprehensive income. This presentation change has no effect on reported total assets, total liabilities, results of operations, or cash flow activities.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three or nine months ended September 30, 2016 or September 30, 2015.

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

As a result of a final rule issued by the Federal Housing Finance Administration ("FHFA") in January 2016 regarding the exclusion of captive insurance entities from membership in the FHLB, the Company's wholly owned subsidiary, Mackinaw

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

Insurance Company, LLC ("Mackinaw"), must terminate its membership in the FHLB of Indianapolis by February 19, 2017 and will no longer be permitted new advances or renewals of existing advances. FHLB advances outstanding on the Company's consolidated balance sheet as of September 30, 2016 will be repaid before December 31, 2016.

Derivative Instruments

The Company's derivative instruments, which currently include interest rate swaps and Eurodollar futures, are accounted for at fair value. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company's consolidated balance sheet. All periodic interest costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, are recorded in "gain (loss) on derivative instruments, net" on the Company's consolidated statement of comprehensive income. Cash receipts and payments related to derivative instruments are classified in the investing activities section of our consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions. Please refer to Note 4 for additional information regarding the Company's accounting for its derivative instruments.

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

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and broaden the information that an entity must consider in developing its expected credit loss estimate to include the use of forecasted information. For assets classified as available-for-sale with changes in fair value recorded in other comprehensive income, measurement of credit losses will be similar to current GAAP. However, the amendments in this ASU require that credit losses be presented as an allowance rather than as a write-down, which is referred to in current GAAP as an other-than-temporary impairment. An entity will be able to record reversals of credit losses, if credit loss estimates decline, in net income for the current period. The amendments in this ASU will not permit an entity to use the length of time a debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirements to consider historical and implied volatility of the fair value of a security as well as recoveries or declines in fair value after the balance sheet date. The amendments in this ASU will affect an entity by varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. These amendments will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption will be permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not currently anticipate this ASU having an impact on its consolidated financial statements.

The FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320) - Classification of Certain Cash Receipts and Cash Payments, in order to provide guidance for eight cash flow classification issues which are either unclear or do not have specific guidance under current GAAP. The issues identified are as follows:

•	debt prepayment or debt extinguishment costs;

•	settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates insignificant in relation to the effective interest rate of the borrowing;

•	contingent consideration payments made after a business combination;

•	proceeds from the settlement of insurance claims;

•	proceeds from settlement of corporate-owned life insurance policies;

•	distributions received from equity method investees;

•	beneficial interests in securitization transactions; and

•	separately identifiable cash flows and application of the predominance principle.

The amendments in this ASU will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral to cover initial and variation margins for the Company's secured borrowings and derivative instruments. The following tables present the Company’s MBS by investment type as of the dates indicated:

	September 30, 2016
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,239,856	$61,141	$1,300,997	$5,270	$(8,549)	$1,297,718	3.04%
Non-Agency	41,514	(19)	41,495	109	(54)	41,550	3.58%
	1,281,370	61,122	1,342,492	5,379	(8,603)	1,339,268
CMBS:
Agency	898,317	11,048	909,365	35,901	(62)	945,204	3.32%
Non-Agency	82,190	(7,552)	74,638	8,135	(1)	82,772	4.89%
	980,507	3,496	984,003	44,036	(63)	1,027,976
CMBS IO (2):
Agency	—	385,968	385,968	8,597	(139)	394,426	0.68%
Non-Agency	—	344,792	344,792	4,921	(916)	348,797	0.61%
	—	730,760	730,760	13,518	(1,055)	743,223

Total AFS securities:	$2,261,877	$795,378	$3,057,255	$62,933	$(9,721)	$3,110,467

(1)
The current weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $12,226,782 and $10,687,732, respectively, as of September 30, 2016.

	December 31, 2015
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,536,733	$77,617	$1,614,350	$4,362	$(20,190)	$1,598,522	3.03%
Non-Agency	66,003	(45)	65,958	70	(818)	65,210	3.25%
	1,602,736	77,572	1,680,308	4,432	(21,008)	1,663,732
CMBS:
Agency	876,751	13,252	890,003	10,542	(14,614)	885,931	3.45%
Non-Agency	156,218	(8,133)	148,085	7,039	(941)	154,183	4.29%
	1,032,969	5,119	1,038,088	17,581	(15,555)	1,040,114
CMBS IO (2):
Agency	—	421,857	421,857	5,922	(1,651)	426,128	0.80%
Non-Agency	—	365,554	365,554	1,992	(3,819)	363,727	0.71%
	—	787,411	787,411	7,914	(5,470)	789,855

Total AFS securities:	$2,635,705	$870,102	$3,505,807	$29,927	$(42,033)	$3,493,701

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

The following table presents information regarding the sales included in "gain (loss) on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	September 30,
	2016		2015
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS (1)	$—	$—	$(2,694)	$(59)
Agency CMBS IO	—	—	12,620	172
Non-Agency CMBS IO	—	—	—	—
	$—	$—	$9,926	$113

(1)
There were no sales of Agency RMBS during the three months ended September 30, 2015. The amounts shown reflect an adjustment to proceeds received and the realized loss recognized during the three months ended September 30, 2015 related to pre-settlement factor changes.

	Nine Months Ended
	September 30,
	2016		2015
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$54,178	$(3,010)	$153,676	$(2,256)
Agency CMBS	—	—	98,887	(822)
Non-Agency CMBS	33,640	(1,228)	—	—
Agency CMBS IO	—	—	42,005	1,646
Non-Agency CMBS IO	—	—	44,764	1,362
	$87,818	$(4,238)	$339,332	$(70)

The following table presents certain information for those MBS in an unrealized loss position as of the dates indicated:

	September 30, 2016			December 31, 2015
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$352,253	$(1,484)	40	$1,332,849	$(19,062)	109
Non-Agency MBS	24,448	(99)	5	351,650	(5,347)	72

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$379,488	$(7,266)	61	$775,484	$(17,393)	72
Non-Agency MBS	84,959	(872)	28	8,306	(231)	7

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s current leverage and anticipated liquidity. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2016 and December 31, 2015 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of these non-Agency MBS and the seasoning of the mortgage loans collateralizing these securities as well as the estimated future cash flows which include projected losses. The Company performed this evaluation for the non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of September 30, 2016 or December 31, 2015.

NOTE 3 – SECURED BORROWINGS

The Company’s secured borrowings, which consist of repurchase agreements and FHLB advances, that were outstanding as of September 30, 2016 and December 31, 2015 are summarized in the table below:

	September 30, 2016
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,156,635	0.70%	$1,204,542
Non-Agency RMBS	38,613	1.88%	41,082
Agency CMBS	594,661	0.69%	643,207
Non-Agency CMBS	69,687	1.50%	82,573
Agency CMBS IO	322,632	1.38%	378,875
Non-Agency CMBS IO	290,626	1.45%	343,900
Securitization financing bond	5,424	1.86%	5,882
Total repurchase agreements	$2,478,278	0.91%	$2,700,061
FHLB advances (1)	263,000	0.51%	274,953
Total secured borrowings	$2,741,278	0.88%	$2,975,014

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
(1) As of September 30, 2016 and December 31, 2015, FHLB advances were collateralized primarily with Agency CMBS.

As of September 30, 2016, the weighted average remaining term to maturity of our repurchase agreements was 18 days compared to 22 days as of December 31, 2015. The remaining balance of FHLB advances is due in October 2016. The following table provides a summary of the original term to maturity of our secured borrowings as of September 30, 2016 and December 31, 2015:

Original Term to Maturity	September 30, 2016	December 31, 2015
Less than 30 days	$607,051	$551,643
30 to 90 days	1,143,854	782,393
91 to 180 days	727,373	1,512,384
181 to 364 days	263,000	—
1 year or longer	—	263,000
	$2,741,278	$3,109,420

The following table lists the counterparties with whom the Company had over 10% of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	September 30, 2016
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$300,761	1.40%	$54,432

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $287,538 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $350,000 and is scheduled to mature on August 6, 2018, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of September 30, 2016 was 1.39%.

As of September 30, 2016, the Company had repurchase agreement amounts outstanding with 18 of its 32 available repurchase agreement counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. With respect to outstanding repurchase agreement and FHLB advance financings as of September 30, 2016, the Company was in compliance with all covenants.

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

The table below summarizes information about the Company’s derivative instruments treated as trading instruments on its consolidated balance sheet as of the dates indicated:

	September 30, 2016
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$12,985	$425,000	$(41,385)	$1,355,000
Eurodollar futures (1)	—	—	(42,638)	6,300,000
Total	$12,985	$425,000	$(84,023)	$7,655,000

	December 31, 2015
	Derivative Assets		Derivative Liabilities
Trading Instruments	Fair Value	Notional	Fair Value	Notional
Interest rate swaps	$7,835	$460,000	$(12,108)	$2,920,000
Eurodollar futures (1)	—	—	(29,097)	6,300,000
Total	$7,835	$460,000	$(41,205)	$9,220,000

(1)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2017 to 2020. The maximum notional outstanding for any future 3-month period did not exceed $725,000 as of September 30, 2016 or as of December 31, 2015.

The following table summarizes the volume of activity related to derivative instruments for the period indicated:

For the nine months ended September 30, 2016:	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount
Receive-fixed interest rate swaps	$425,000	$—	$—	$425,000
Pay-fixed interest rate swaps (1)	2,955,000	1,250,000	(2,850,000)	1,355,000
Eurodollar futures	6,300,000	—	—	6,300,000
	$9,680,000	$1,250,000	$(2,850,000)	$8,080,000
(1) The notional amount of pay-fixed interest rate swaps that were forward starting as of September 30, 2016 was $625,000.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

The table below provides detail of the Company's "(loss) gain on derivative instruments, net" by type of derivative for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2016	2015	2016	2015
Receive-fixed interest rate swaps	$(2,976)	$6,975	$11,301	$9,757
Pay-fixed interest rate swaps	2,555	(48,697)	(59,912)	(45,797)
Eurodollar futures	2,830	(11,027)	(13,542)	(24,942)
(Loss) gain on derivative instruments, net	$2,409	$(52,749)	$(62,153)	$(60,982)

There is a net unrealized gain of $769 remaining in AOCI on the Company's consolidated balance sheet as of September 30, 2016 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as a portion of "interest expense" over the remaining contractual life of the agreements. The Company estimates a credit of $319 will be reclassified to net income as a reduction of "interest expense" within the next 12 months.

A portion of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described in Note 3. With respect to interest rate agreements under which interest rate swaps were entered into as of September 30, 2016, the Company was in compliance with all covenants.
Please see Note 5 for the Company's disclosures related to offsetting assets and liabilities.

NOTE 5 – OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives, repurchase agreements, and FHLB advances are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2016 and December 31, 2015:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2016
Derivative assets	$12,985	$—	$12,985	$(12,985)	$—	$—

December 31, 2015:
Derivative assets	$7,835	$—	$7,835	$(7,835)	$—	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2016
Derivative liabilities	$84,023	$—	$84,023	$(16,253)	$(67,770)	$—
Repurchase agreements	2,478,278	—	2,478,278	(2,478,278)	—	—
FHLB advances	263,000	—	263,000	(263,000)	—	—
	$2,825,301	$—	$2,825,301	$(2,757,531)	$(67,770)	$—

December 31, 2015:
Derivative liabilities	$41,205	$—	$41,205	$(9,079)	$(32,111)	$15
Repurchase agreements	2,589,420	—	2,589,420	(2,589,420)	—	—
FHLB advances	520,000	—	520,000	(520,000)	—	—
	$3,150,625	$—	$3,150,625	$(3,118,499)	$(32,111)	$15

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	September 30, 2016
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,110,467	$—	$3,097,055	$13,412
Derivative assets	12,985	—	12,985	—
Total assets carried at fair value	$3,123,452	$—	$3,110,040	$13,412
Liabilities:
Derivative liabilities	$84,023	$42,638	$41,385	$—
Total liabilities carried at fair value	$84,023	$42,638	$41,385	$—

	December 31, 2015
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,493,701	$—	$3,477,266	$16,435
Derivative assets	7,835	—	7,835	—
Total assets carried at fair value	$3,501,536	$—	$3,485,101	$16,435
Liabilities:
Derivative liabilities	$41,205	$29,097	$12,108	$—
Total liabilities carried at fair value	$41,205	$29,097	$12,108	$—

The Company did not have assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2016 or December 31, 2015.

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

Agency MBS, as well as a majority of non-Agency MBS, are substantially similar to securities that either are currently actively traded or have been recently traded in their respective market. Their fair values are derived from an average of multiple dealer quotes and thus are considered Level 2 fair value measurements. The Company’s remaining non-Agency MBS are comprised of securities for which there are not substantially similar securities that trade frequently, and their fair values are therefore considered Level 3 measurements. The Company determines the fair value of its Level 3 securities by discounting the estimated future cash flows derived from cash flow models using pricing indicators or assumptions determined by the Company. Significant inputs into those pricing models are Level 3 in nature due to the lack of readily available market quotes. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. Significant changes in any of these inputs in isolation would result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 non-Agency CMBS and RMBS as of September 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements (1)
	Prepayment Speed	Default Rate	Severity	Discount Rate
Non-Agency CMBS	20 CPY	2.0%	35.0%	10.1%
Non-Agency RMBS	10 CPR	1.0%	20.0%	5.6%

(1)	Data presented are weighted averages.

The activity of the instruments measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total assets
Balance as of December 31, 2015	$14,903	$1,532	$16,435
Unrealized (loss) gain included in OCI	(427)	19	(408)
Principal payments	(3,223)	(182)	(3,405)
Accretion	790	—	790
Balance as of September 30, 2016	$12,043	$1,369	$13,412

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$3,110,467	$3,110,467	$3,493,701	$3,493,701
Mortgage loans held for investment, net(1)	20,366	16,996	24,145	20,849
Investment in FHLB stock	5,260	5,260	11,475	11,475
Derivative assets	12,985	12,985	7,835	7,835
Liabilities:
Repurchase agreements (2)	$2,478,278	$2,478,278	$2,589,420	$2,589,420
FHLB advances (2)	263,000	263,000	520,000	520,000
Non-recourse collateralized financing (1)	7,025	6,802	8,442	8,102
Derivative liabilities	84,023	84,023	41,205	41,205

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

NOTE 7 – SHAREHOLDERS' EQUITY

Preferred Stock

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

The Company has 2,300,000 shares of its 8.50% Series A Preferred Stock and 2,250,000 shares of its 7.625% Series B Preferred Stock issued and outstanding as of September 30, 2016 (collectively, the "Preferred Stock"). The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances intended to preserve the Company's REIT status, upon the occurrence of a change in control as defined in Article IIIA, Section 7(d) of the Company’s Articles of Incorporation, or to avoid the direct or indirect imposition of a penalty tax in respect of, or to protect the tax status of, any of the Company’s real estate mortgage investment conduits (“REMIC”) interests or a REMIC in which the Company may acquire an interest (as permitted by the Company’s Articles of Incorporation), the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Company announced that it will pay its regular quarterly dividends on its Preferred Stock for the third quarter on October 14, 2016 to shareholders of record as of October 1, 2016.

Common Stock

The following table presents a summary of the changes in the number of common shares outstanding for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
Balance as of beginning of period	49,047,335	54,739,111
Common stock issued under DRIP	15,714	16,862
Common stock issued under stock and incentive plans	214,878	263,829
Common stock forfeited for tax withholding on share-based compensation	(80,888)	(67,296)
Common stock repurchased during the period	(48,444)	(4,383,716)
Balance as of end of period	49,148,595	50,568,790

The Company had 7,416,520 shares of common stock that remain available to offer and sell through its sales agent, JMP Securities LLC, under its "at the market", or "ATM" program, as of September 30, 2016.

The Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") allows registered shareholders to automatically reinvest some or all of their quarterly common stock dividends in shares of the Company’s common stock and provides an opportunity for investors to purchase shares of the Company’s common stock, potentially at a discount to the prevailing market price. Of the 3,000,000 shares reserved for issuance under the Company's DRIP, there were 2,411,824 shares remaining for issuance as of September 30, 2016. The Company declared a third quarter common stock dividend of $0.21 per share payable on October 31, 2016 to shareholders of record as of October 5, 2016. There was no discount for shares purchased through the DRIP during the third quarter of 2016.

Of the $50,000 authorized by the Company's Board of Directors for the repurchase of its common stock through December 31, 2016, approximately $8,518 remains available for repurchase at the Company's option as of September 30, 2016.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 860,106 available for issuance as of September 30, 2016. Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2016 was $623 and $2,066 compared to $745 and $2,220 for the three and nine months ended September 30, 2015.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($ in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted stock outstanding as of beginning of period	561,089	696,597	696,597	731,809
Restricted stock granted	—	—	214,878	263,829
Restricted stock vested	—	—	(350,386)	(299,041)
Restricted stock outstanding as of end of period	561,089	696,597	561,089	696,597

The combined grant date fair value of the restricted stock issued by the Company for the nine months ended September 30, 2016 was $1,349 compared to $2,167 for the nine months ended September 30, 2015. As of September 30, 2016, the fair value of the Company’s outstanding restricted stock remaining to be amortized into compensation expense is $2,781 which will be recognized over a weighted average period of 1.5 years.

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

Our captive insurance subsidiary, Mackinaw Insurance Company, LLC ("Mackinaw"), is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis and as such has access to FHLB advances. In January 2016, the Federal Housing Finance Administration ("FHFA") released a final rule on FHLB membership which excludes captive insurance entities from FHLB membership on a going-forward basis and provides termination rules for current captive insurance members. Under the final rule, Mackinaw's membership in the FHLB of Indianapolis will be terminated in February 2017. Mackinaw had one remaining advance outstanding of $263.0 million as of September 30, 2016 which was repaid in full at its maturity in October 2016.

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

Our business model may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets. Reductions in the availability of financing for our investments could significantly impact our business and force us to sell assets that we otherwise would not sell, potentially at losses depending on market conditions. Regulatory developments since the 2008 financial crisis have impacted large U.S. domiciled banks and their broker dealer subsidiaries by requiring such entities to hold more capital against their assets, including reverse repurchase agreements. In general, this has led to reduced lending capacity in the repurchase agreement market and higher costs. We have not yet experienced a reduction in the availability of repurchase agreement financing but have seen indications of higher costs from several lenders. Money market funds supply a large amount of liquidity to the repurchase agreement market, and changes to regulations of these funds may also impact the cost and amount of repurchase agreement financing. Other factors that could also impact our business include changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act, and REIT requirements.

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

Market Conditions and Recent Activity

At the very end of the second quarter of 2016, U.S. interest rates rallied sharply as the yield curve flattened due in large part to the unexpected results of the Brexit vote (i.e., United Kingdom's decision to leave the European Union). After the initial market shock from the Brexit vote, markets calmed and during the balance of the third quarter, interest rates increased ending near their highs for the quarter, and credit spreads tightened as market volatility ebbed.

The chart below shows the highest and lowest rates during the quarter ended September 30, 2016 as well as the rates as of September 30, 2016 for the indicated U.S. Treasury securities:

The table below shows examples of credit spreads in basis points for certain investment types in our MBS portfolio as of the end of each quarter since September 30, 2015:

Investment Type:	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016
Agency ARM 5/1 (Agency RMBS)	26	22	32	38	32
Agency DUS (Agency CMBS)	76	89	86	94	80
Freddie K AAA IO (Agency CMBS IO)	200	225	260	255	230
AAA CMBS IO (Non-Agency CMBS IO)	225	240	265	240	215
Freddie K B (Non-Agency CMBS)	305	350	420	325	265

In our opinion, financial markets are reflecting the uncertainty around the efficacy of the U.S. and global central bank policy as well as the growth trajectory of and expected inflation in the U.S. Volatility in interest rates and credit spreads reflect the extraordinary central bank involvement in the global capital markets, including maintaining shot-term zero or negative interest rate policies, asset purchases, and participation in the short-term funding markets. These actions have added liquidity to the markets, reduced volatility and, in many cases, distorted asset prices. Markets appear on edge for any shift in central bank policy, and recently central bank rhetoric has shifted from emphasizing the role of quantitative easing to emphasizing an increased role for fiscal policy in stimulating growth. In the U.S., measured inflation has stabilized and has the potential to rise as energy and commodity prices are modestly increasing from their lower levels a year ago. Gross domestic product in the U.S. has also rebounded and unemployment rates in the U.S. are reasonably stable. While other economic indicators have exhibited some weakness, given the overall stability in the U.S. economy, the Federal Reserve appears poised to raise the targeted Federal Funds rate in December 2016. We believe that regardless of whether the Federal Reserve raises the Federal Funds rate at that time, the lack of significant progress toward growth and inflation goals of the Federal Reserve and central banks globally will limit the number and frequency of future rate increases by the Federal Reserve in the medium term.

Highlights of the Third Quarter of 2016 and Management's Outlook

Comprehensive income to common shareholders for the third quarter of 2016 was $13.1 million, consisting of net income to common shareholders of $12.4 million and other comprehensive income of $0.7 million. Net income to common shareholders for the third quarter of 2016 included net interest income of $15.1 million, a decline of $(1.7) million compared to the second quarter of 2016. This decline in net interest income resulted primarily from an increase in prepayments on RMBS as well as a smaller investment portfolio versus the second quarter of 2016. Net income to common shareholders also included a net gain on derivatives of $2.4 million for the third quarter of 2016 compared to a net loss on derivatives of $(16.3) million for the prior quarter. This increase of $18.7 million was driven primarily by the impact of rising interest rates during the third quarter of 2016 which favorably impacted the fair value of derivative instruments in our hedging portfolio. Other comprehensive income for the third quarter of 2016 consisted primarily of net unrealized gains on MBS of $0.8 million compared to net unrealized gains on MBS of $23.0 million for the second quarter of 2016. As noted above under "Market Conditions and Recent Activity", credit spreads tightened, particularly on CMBS, increasing the fair value of MBS during the third quarter of 2016; however, the majority of that benefit was offset by the increase in interest rates which put downward pressure on MBS prices during the third quarter.

Core net operating income to common shareholders is a non-GAAP measure management uses as an estimate of the net interest earnings of the Company's investments, including net periodic interest costs of effective derivative instruments, after operating expenses. Core net operating income declined $(0.8) million to $9.7 million for the third quarter of 2016 from $10.5 million for the second quarter of 2016, primarily due to the decline in net interest income as discussed above. Lower net periodic interest costs on derivative instruments during the third quarter of 2016 partially offset the decline in net interest income due to the Company's termination of $500.0 million in net pay-fixed interest rate swaps earlier in the year. The Company had terminated these instruments given management's view at that time that the Federal Reserve was unlikely to increase the Federal Funds rate in the near term and likely not until the fourth quarter of 2016 or early 2017. The Company's operating expenses were also lower during the third quarter of 2016 compared to the prior quarter, mainly due to lower general and administrative expenses. Please see "Non-GAAP Financial Measures" at the end of "Executive Overview" of Part 1, Item 2 of this Quarterly Report on Form 10-Q for additional important information about non-GAAP measures as well as a reconciliation of core net operating income to GAAP net income (loss) for the periods discussed.

Book value per common share increased $0.07 during the third quarter to $7.76 as of September 30, 2016 compared to $7.69 as of June 30, 2016, an increase driven primarily by the positive impact of higher interest rates on the fair value of our derivatives as well as the positive impact of tighter credit spreads on the fair value of MBS, which more than offset the decline in fair value of MBS from higher interest rates. During the third quarter of 2016, we continued to maintain lower leverage and a long duration portfolio position while reinvesting marginally through limited purchases of high quality assets.

We believe that the long-term fundamentals that have anchored global bond yields at low (and in some cases, negative) interest rates have not dissipated, and there are still several factors that will limit a sustained rise in long-term interest rates in the U.S. In particular, excessive global leverage in our opinion continues to destabilize growth around the world. In addition, we believe inflation is limited by overcapacity and the inability of countries to stimulate aggregate demand without the expansion of credit. Demographic trends should also bolster demand for fixed income assets into the future, keeping long-term yields lower. Given our view that high global debt, moderate inflation, and favorable demographic trends will prevent a sustainable move toward significantly higher interest rates, we have positioned our portfolio for the expected continued low interest rate environment and also to protect against excessive volatility in asset prices and interest rates, primarily by investing in higher quality assets and reducing our leverage. High quality CMBS and CMBS IO investments reduce our exposure to credit risk versus lower rated investments and provide less exposure to prepayment volatility versus RMBS, while our investments in Agency RMBS provide balance if short-term interest rates rise and provide complementary cash flows with little extension risk.

As interest rates have increased subsequent to the end of the third quarter of 2016, we have seen better investment opportunities. So far in the fourth quarter of 2016, we have added investments with a combined book value of over $266 million. We expect to modestly grow our investment portfolio and modestly increase leverage in the fourth quarter of 2016 to mitigate the negative impact on earnings from the expected Federal Funds interest rate hike in December 2016. While we did not adjust our hedging portfolio in the third quarter of 2016, we expect to more actively manage our hedging portfolio for the balance of

2016 to reduce the impact on the Company from higher interest rates. We have added forward starting interest rate swaps subsequent to September 30, 2016 to mitigate a portion of our exposure to higher interest rates, including additional exposure from the assets purchased so far in the fourth quarter.

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

Schedules reconciling adjusted interest expense, adjusted cost of funds, adjusted net interest income, and adjusted net interest spread to their related GAAP financial measures are provided within "Results of Operations". The following table presents a reconciliation of our GAAP net income (loss) to our core net operating income for the periods presented:

	Three Months Ended
	September 30,	June 30,
($ in thousands, except per share amounts)	2016	2016
GAAP net income (loss) to common shareholders	$12,406	$(5,525)
Amortization of de-designated cash flow hedges (1)	(99)	(80)
Change in fair value of derivative instruments, net	(2,564)	15,811
Loss on sale of investments, net	—	297
Fair value adjustments, net	(34)	(28)
Core net operating income to common shareholders	$9,709	$10,475

Weighted average common shares outstanding	49,147	49,119
Core net operating income per common share	$0.20	$0.21
(1) Included in GAAP interest expense and relates to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of discontinuing cash flow hedge accounting.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2016.

FINANCIAL CONDITION

We continue to favor investing in prepayment protected CMBS and CMBS IO versus RMBS which carry a higher risk of prepayment (and therefore have less predictable cash flows) in the current low interest rate environment. In the third quarter of 2016, we began selectively reinvesting some of our capital, primarily in Agency CMBS and CMBS IO, as we were able to purchase assets at higher and more attractive risk-adjusted returns than seen earlier in 2016, while keeping our leverage low given the potentially volatile market environment. Prior to the third quarter of 2016, we used principal payments on our investments and proceeds from sales to reduce balance sheet leverage during the first six months of the year. We have also sold certain MBS during 2016 that we believed would underperform in an environment in which interest rates are likely to remain range-bound for an extended period and where asset prices are likely to remain volatile within that range. Over the course of the last twelve months, our investment portfolio has declined approximately 17% (based on amortized cost). The chart below presents the amortized cost of our MBS investments by collateral type as of the end of each period presented:

In addition to the sections below, please refer to Note 2 of the Unaudited Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information relating to our MBS. The following sections provide additional information on our investment portfolio as well as related financing.

RMBS

Activity related to our RMBS for the nine months ended September 30, 2016 is as follows:

($ in thousands)	Agency RMBS	Non-Agency RMBS	Total
Balance as of December 31, 2015	$1,598,522	$65,210	$1,663,732
Purchases	—	—	—
Principal payments	(243,920)	(24,488)	(268,408)
Sales	(57,187)	—	(57,187)
Net (amortization) accretion	(12,245)	26	(12,219)
Change in fair value	12,548	802	13,350
Balance as of September 30, 2016	$1,297,718	$41,550	$1,339,268

Agency RMBS. As of September 30, 2016, the majority of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR, which was approximately 1.55% as of September 30, 2016 compared to 1.18% as of December 31, 2015. Of these investments, approximately 26% will reset their coupon within the next twelve months at a weighted average margin of 1.80% above one-year LIBOR. During the nine months ended September 30, 2016, we sold certain lower yielding Agency ARMs that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon.

The underlying mortgage loans for variable-rate RMBS are subject to periodic interest rate caps which limit the amount by which the security’s coupon rate may change during any given period and lifetime interest rate caps which limit the maximum interest rate on the loans collateralizing these securities. As shown in the table below, our variable-rate Agency RMBS are generally well within their periodic and lifetime interest rate caps. The following table presents certain interest rate information for these investments by weighted average months to reset ("MTR") as of the dates indicated:

	September 30, 2016
($ in thousands)	Par Value	Reset Margin to LIBOR	WAC	WAVG Periodic Interest Cap	WAVG Life Interest Cap
0-12 MTR	322,417	1.80%	3.13%	2.76%	9.73%
13-36 MTR	276,568	1.79%	3.17%	5.00%	8.18%
37-60 MTR	131,120	1.80%	3.60%	5.00%	8.60%
61-84 MTR	485,841	1.71%	2.75%	5.00%	7.76%
85-120 MTR	23,910	1.59%	3.14%	5.00%	8.13%
Total	$1,239,856	1.76%	3.04%	4.42%	8.46%

	December 31, 2015
	Par Value	Reset Margin to LIBOR	WAC	WAVG Periodic Interest Cap	WAVG Life Interest Cap
0-12 MTR	$309,826	1.79%	2.75%	2.40%	10.00%
13-36 MTR	380,455	1.79%	3.47%	5.00%	9.01%
37-60 MTR	91,769	1.80%	2.97%	5.00%	8.35%
61-84 MTR	541,720	1.76%	3.09%	5.00%	8.48%
85-120 MTR	197,473	1.62%	2.56%	5.00%	7.78%
ARMs and Hybrid ARMs	1,521,243	1.76%	3.04%	4.47%	8.82%
Fixed	15,490	n/a	2.50%	n/a	n/a
Total	$1,536,733		3.03%

Non-Agency RMBS. Our non-Agency RMBS portfolio consists primarily of senior tranches of securitizations collateralized by non-performing loans and re-performing loans which receive monthly principal and interest payments and have estimated average lives remaining in a range of one and two years. These securities have coupon step-up features of 3.0% if the securities are not fully repaid or redeemed by their expected maturity date which is generally three years from issuance. Although these investments do not have a credit rating issued by any of the nationally recognized statistical ratings organization, they have substantial credit enhancement within the securitization structure, and we have not experienced any losses of principal on these investments to date.

CMBS

During the third quarter of 2016, we purchased Agency CMBS as higher interest rates drove yields higher on these investments relative to prior periods. Activity related to our CMBS for the nine months ended September 30, 2016 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2015	$885,931	$154,183	$1,040,114
Purchases	56,614	—	56,614
Principal payments	(33,584)	(39,128)	(72,712)
Sales	—	(34,868)	(34,868)
Premium/discount (amortization)/accretion, net	(3,668)	549	(3,119)
Change in fair value	39,911	2,036	41,947
Balance as of September 30, 2016	$945,204	$82,772	$1,027,976

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

	September 30, 2016			December 31, 2015
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$64,109	$59,018	30	$83,396	$78,766	38
2009 to 2012	207,327	214,020	36	254,870	264,087	40
2013 to 2014	42,980	43,410	98	78,501	78,931	63
2015 to 2016	666,091	667,555	112	616,202	616,304	120
	$980,507	$984,003	90	$1,032,969	$1,038,088	89

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

The majority of the collateral underlying our non-Agency CMBS is comprised of single-family rental and multi-family properties. The following charts present the collateral underlying our non-Agency CMBS by property type as of the dates indicated:

The collateral underlying our non-Agency CMBS investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS was Texas at 17% as of September 30, 2016 compared to Florida at 32% as of December 31, 2015. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS by the top 5 states as of the dates indicated:
CMBS IO

Activity related to our CMBS IO for the nine months ended September 30, 2016 is as follows:

($ in thousands) (1)	Agency CMBS IO	Non-Agency CMBS IO	Total
Balance as of December 31, 2015	$426,128	$363,727	$789,855
Purchases	19,609	20,593	40,202
Sales	—	—	—
Premium amortization, net	(55,498)	(41,355)	(96,853)
Change in fair value	4,187	5,832	10,019
Balance as of September 30, 2016	$394,426	$348,797	$743,223

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

The majority of our CMBS IO investments are collateralized primarily by fixed rate mortgage loans. Agency CMBS IO are exclusively collateralized by multifamily properties and are issued by securitization trusts sponsored by one of the GSEs. Non-Agency CMBS IO are secured by multifamily properties as well as office, retail, and hotel. Both types of CMBS IO have some form of prepayment protection (such as prepayment lock-outs or defeasance requirements) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Our CMBS IO investments are investment grade-rated with the majority rated 'AAA' by at least one of the nationally recognized statistical ratings organizations.

Because income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools, our return on these investments is negatively impacted by defaults, foreclosures, and liquidations on or of the underlying mortgage loans that result in involuntary prepayments. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, because underwriting standards vary over time, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of September 30, 2016 by year of origination:

	September 30, 2016			December 31, 2015
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010	$10,267	$10,703	20	$12,843	$13,472	24
2011	37,472	39,861	25	45,731	48,482	28
2012	109,734	112,696	28	131,085	133,086	31
2013	135,250	137,833	34	154,445	155,299	38
2014	199,922	202,249	40	223,542	221,933	44
2015	203,236	205,024	47	219,765	217,583	50
2016	34,879	34,857	54	—	—	—
	$730,760	$743,223	39	$787,411	$789,855	41
(1) Remaining weighted average life ("WAL") represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Approximately half of the collateral underlying our non-Agency CMBS IO is comprised of retail and multifamily properties. The following charts present the property type of the collateral underlying our non-Agency CMBS IO as of the dates indicated:
The collateral underlying our non-Agency CMBS IO investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-

Agency CMBS IO was California at 13% as of September 30, 2016 and 12% as of December 31, 2015. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS IO by the top 5 states as of the dates indicated:

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

    The following graphs present the notional balance and net weighted average pay-fixed rate for our derivatives as of their effective dates:

Since December 31, 2015, we substantially reduced the notional balance of our derivatives position given our outlook for interest rates, particularly short-term interest rates. We terminated a notional of $2.9 billion in pay-fixed interest rate swaps with a weighted average pay-fixed rate of 1.18% and added interest rate swaps with a combined notional of $1.3 billion at a net weighted average pay-fixed rate of 0.97%. These transactions reduced our hedges of interest rate risk for 2016 through 2021 and modestly increased hedges of interest rate risk in 2022 through 2025. We regularly monitor and adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio, shifts in the yield curve, and our expectations with respect to the future path of interest rates and interest rate volatility.

Secured Borrowings

Our secured borrowings have declined approximately 12% from December 31, 2015 to September 30, 2016 because we used a portion of sale proceeds and principal payments from MBS to pay down our borrowings in lieu of reinvesting. Due to the final rule issued by the FHFA in January 2016, we cannot obtain new FHLB advances or renewals of existing advances. We replaced our FHLB advances that matured during the first quarter of 2016 with repurchase agreement financing. Our remaining FHLB advance of $263.0 million as of September 30, 2016 matured in October 2016, and we replaced this financing with repurchase agreement borrowings at a higher interest rate than the fixed rate of 0.51% on FHLB advances as of September 30, 2016.

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$37,455	$37,455	$33,675	$60,192	$53,589	$48,400
AA	14,155	14,155	11,706	51,599	51,599	45,870
A	19,950	19,950	17,067	34,771	34,771	29,211
Below A/Not Rated	11,212	11,013	7,239	7,621	3,826	2,897
	$82,772	$82,573	$69,687	$154,183	$143,785	$126,378

Non-Agency CMBS IO:
AAA	$293,363	$289,257	$243,326	$294,712	$303,659	$255,652
AA	49,663	48,872	42,325	53,974	53,111	44,940
Below A/Not Rated	5,771	5,771	4,975	15,041	2,581	2,179
	$348,797	$343,900	$290,626	$363,727	$359,351	$302,771

Non-Agency RMBS:
Below A/Not Rated	$41,550	$41,082	$38,613	$65,210	$64,286	$52,128
	$41,550	$41,082	$38,613	$65,210	$64,286	$52,128

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

	Three Months Ended
	September 30,
	2016		2015
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$21,135	2.75%	$26,096	2.69%
GAAP interest expense	6,068	0.85%	5,859	0.67%
GAAP net interest income/spread	15,067	1.90%	20,237	2.02%
Amortization of de-designated cash flow hedges (1)	(99)	(0.01)%	857	0.10%
Net periodic interest costs of derivative instruments	(155)	(0.02)%	(1,752)	(0.21)%
Adjusted net interest income/spread	$14,813	1.87%	$19,342	1.91%

Average interest earning assets (2)	$3,110,884		$3,818,142
Average balance of borrowings (3)	$2,806,948		$3,405,850

	Nine Months Ended
	September 30,
	2016		2015
($ in thousands)	Amount	Yield	Amount	Yield
GAAP interest income	$69,040	2.80%	$74,722	2.67%
GAAP interest expense	18,478	0.83%	16,772	0.67%
GAAP net interest income/spread	50,562	1.97%	57,950	2.00%
Amortization of de-designated cash flow hedges (1)	(152)	(0.01)%	2,772	0.11%
Net periodic interest costs of derivative instruments	(2,321)	(0.10)%	(4,407)	(0.18)%
Adjusted net interest income/spread	$48,089	1.86%	$56,315	1.93%

Average interest earning assets (2)	$3,260,510		$3,715,318
Average balance of borrowings (3)	$2,939,139		$3,280,542

(1)
Included in GAAP interest expense and relates to the amortization of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 as a result of discontinuing cash flow hedge accounting.

(2)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(3)	Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and non-recourse collateralized financing.

Net interest income and adjusted net interest income decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to a smaller investment portfolio, lower prepayment penalty income, and higher borrowing costs during the three and nine months ended September 30, 2016. These impacts offset increased yields on our investment portfolio that are largely due to our decision to shift a higher percentage of our MBS portfolio to higher-yielding CMBS and CMBS IO. Details on the factors impacting the net interest earnings of our investment portfolio are provided below.

Interest Income and Effective Yields on MBS. Interest income includes gross interest earned from the coupon rate on the securities, premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items on CMBS and CMBS IO securities. Effective yields are calculated by dividing gross interest income and scheduled premium amortization/discount accretion (both of which are annualized for any reporting period less than 12 months) by the average balance of investments outstanding during the reporting period. Effective yields also include prepayment penalty income as well as adjustments to premium amortization/discount accretion that arise when we change our prepayment projections and when actual prepayments differ from previously projected prepayments (collectively, "prepayment adjustments"); however, because these amounts are not annualized, they receive less weight when calculating effective yield as a percentage of the average balance than gross interest income and scheduled amortization.

The following table presents information regarding interest income earned and effective yield on our MBS by investment type for the periods indicated:

	Three Months Ended
	September 30,
	2016			2015
($ in thousands)	Interest Income	Average Balance (1)	Effective Yield	Interest Income	Average Balance (1)	Effective Yield
RMBS:
Agency	$5,230	$1,338,079	1.78%	$5,897	$1,782,348	1.68%
Non-Agency	477	52,322	3.62%	665	73,234	3.63%
	5,707	1,390,401	1.85%	6,562	1,855,582	1.76%

CMBS:
Agency	6,509	878,131	2.90%	6,986	963,236	2.91%
Non-Agency	1,240	96,109	5.70%	4,700	200,827	5.53%
	7,749	974,240	3.17%	11,686	1,164,063	3.36%

CMBS IO:
Agency	3,857	381,038	3.82%	4,047	419,573	3.80%
Non-Agency	3,584	343,821	3.94%	3,470	350,383	3.91%
	7,441	724,859	3.88%	7,517	769,956	3.85%

Total MBS portfolio:	$20,897	$3,089,500	2.75%	$25,765	$3,789,601	2.68%

	Nine Months Ended
	September 30,
	2016			2015
	Interest Income	Average Balance (1)	Effective Yield	Interest Income	Average Balance (1)	Effective Yield
RMBS:
Agency	$18,831	$1,440,870	1.77%	$24,267	$1,964,949	1.69%
Non-Agency	1,590	58,439	3.63%	1,718	62,707	3.65%
	20,421	1,499,309	1.84%	25,985	2,027,656	1.75%

CMBS:
Agency	20,303	875,719	3.02%	16,354	697,808	3.08%
Non-Agency	4,954	114,721	5.73%	9,322	204,168	5.66%
	25,257	990,440	3.33%	25,676	901,976	3.66%

CMBS IO:
Agency	11,847	396,479	3.92%	12,088	420,057	3.82%
Non-Agency	10,795	351,618	4.04%	9,939	334,330	3.94%
	22,642	748,097	3.97%	22,027	754,387	3.88%

Total MBS portfolio:	$68,320	$3,237,846	2.79%	$73,688	$3,684,019	2.65%

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

The following tables present the estimated impact of changes in average balances, yields, and prepayment adjustments on interest income for the periods indicated:

	Three Months Ended
	September 30, 2016 vs. September 30, 2015
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
RMBS	$(855)	$(2,095)	$91	$1,149
CMBS	(3,937)	(1,427)	(15)	(2,495)
CMBS IO	(76)	(359)	(123)	406
Total	$(4,868)	$(3,881)	$(47)	$(940)

	Nine Months Ended
	September 30, 2016 vs. September 30, 2015
	Increase (Decrease) in Interest Income	Due to Change In
		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
RMBS	$(5,564)	$(7,377)	$592	$1,221
CMBS	(419)	2,229	(720)	(1,928)
CMBS IO	615	(180)	(199)	994
Total	$(5,368)	$(5,328)	$(327)	$287

(1)	Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and net prepayment compensation for CMBS and CMBS IO.

Interest income from MBS for the three and nine months ended September 30, 2016 decreased compared to the same periods in 2015 primarily due to our lower average balance of investments. In addition, we received lower net prepayment penalty income from our CMBS investments for the three and nine months ended September 30, 2016 compared to the same periods in 2015. Partially offsetting lower prepayment penalty income, our Agency RMBS had lower premium amortization expense related to changes in projected and actual prepayments during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Effective yield earned by our MBS portfolio increased 7 and 14 basis points for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to the shift in the composition of our MBS portfolio toward higher yielding CMBS and CMBS IO relative to RMBS. Additionally, sales of lower yielding assets and lower prepayment activity on our Agency RMBS contributed to the overall increase in effective yield earned by our MBS portfolio.

The following table presents details on the calculation of effective yields shown in the prior table for the periods indicated:

	Three Months Ended
	September 30,
	2016		2015
($ in thousands)	$	%	$	%
RMBS:
Coupon and scheduled amortization	$6,689	1.92%	$8,693	1.87%
Prepayment adjustments (1)	(982)	(0.07)%	(2,131)	(0.11)%
	5,707	1.85%	6,562	1.76%

CMBS:
Coupon and scheduled amortization	7,903	3.19%	9,345	3.16%
Prepayment adjustments (1)	(154)	(0.02)%	2,341	0.20%
	7,749	3.17%	11,686	3.36%

CMBS IO:
Coupon and scheduled amortization	6,895	3.81%	7,378	3.83%
Prepayment adjustments (1)	546	0.07%	139	0.02%
	7,441	3.88%	7,517	3.85%

Total MBS portfolio:	$20,897	2.75%	$25,765	2.68%

	Nine Months Ended
	September 30,
	2016		2015
	$	%	$	%
RMBS:
Coupon and scheduled amortization	$21,525	1.91%	$28,310	1.86%
Prepayment adjustments (1)	(1,104)	(0.07)%	(2,325)	(0.11)%
	20,421	1.84%	25,985	1.75%

CMBS:
Coupon and scheduled amortization	24,241	3.23%	22,732	3.34%
Prepayment adjustments (1)	1,016	0.10%	2,944	0.32%
	25,257	3.33%	25,676	3.66%

CMBS IO:
Coupon and scheduled amortization	21,279	3.79%	21,658	3.83%
Prepayment adjustments (1)	1,363	0.18%	369	0.05%
	22,642	3.97%	22,027	3.88%

Total MBS portfolio:	$68,320	2.79%	$73,688	2.65%

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and prepayment compensation, net of amortization for CMBS and CMBS IO.

Effective yield on RMBS for both the three and nine months ended September 30, 2016 increased 9 basis points compared to the same periods in 2015 because we sold lower yielding RMBS over the past twelve months and because we experienced lower prepayment activity on our Agency RMBS, resulting in smaller adjustments from premium amortization on our effective yield as shown in the table above. The rate at which we amortize the premiums we pay for our investments is impacted by actual and forecasted prepayments, which is measured by the constant prepayment rate ("CPR") for Agency RMBS. We are projecting a 3 month average CPR of 19.8% on our Agency RMBS for the fourth quarter of 2016. The following graph shows our actual 3 month average CPRs for Agency RMBS for the periods indicated:

Effective yield on CMBS for the three and nine months ended September 30, 2016 declined 19 and 33 basis points, respectively, compared to the same periods in 2015. Our purchases of CMBS added to our portfolio since September 30, 2015 were originated in a lower interest rate environment resulting in downward pressure on our average CMBS portfolio yield. The weighted average gross coupon rate earned on our CMBS for the three and nine months ended September 30, 2016 was 3.48% and 3.54%, respectively, compared to 3.53% and 3.83%, respectively, for the same periods in 2015.

Effective yield on CMBS IO for the three and nine months ended September 30, 2016 increased 3 and 9 basis points, respectively, compared to the same periods in 2015 primarily because of the increase in prepayment penalty income of $0.4 million and $1.0 million, respectively.

Interest Expense and Cost of Funds. The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015
Interest expense on repurchase agreement borrowings	$5,800	$4,890	$17,440	$13,821
Interest expense on FHLB advances	343	94	1,118	100
Amortization of de-designated cash flow hedges (1)	(99)	857	(152)	2,772
Non-recourse collateralized financing and other interest expense	24	18	72	79
Total interest expense	$6,068	$5,859	$18,478	$16,772

Average balance of repurchase agreements	$2,536,562	$3,220,391	$2,623,225	$3,208,142
Average balance of FHLB advances	263,000	176,747	308,022	62,785
Average balance of non-recourse collateralized financing	7,386	8,712	7,892	9,615
Average balance of borrowings	$2,806,948	$3,405,850	$2,939,139	$3,280,542
Cost of funds (2)	0.85%	0.67%	0.83%	0.67%
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

The following table presents the estimated impact of the change in average balances and borrowing rates of repurchase agreement and FHLB borrowings as well as other differences in interest expense for the comparative periods presented:

($ in thousands)	Three Months Ended September 30, 2016 vs. September 30, 2015	Nine Months Ended September 30, 2016 vs. September 30, 2015
Change in borrowing rates on repurchase agreements and FHLB advances	$2,036	$6,083
Change in average balance of repurchase agreements and FHLB advances	(877)	(1,446)
Decrease in amortization of de-designated cash flow hedges	(956)	(2,924)
Decrease in non-recourse collateralized financing and other interest expense	6	(7)
Total change in interest expense	$209	$1,706

The increase in our interest expense for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was due to higher borrowing rates on our repurchase agreement financings. Our average borrowing rate on our repurchase agreements increased 29 basis points to 0.86% for the third quarter of 2016 compared to 0.57% for the same quarter of 2015 and increased 27 basis points to 0.83% for the nine months ended September 30, 2016 compared to 0.56% for the same nine month period in 2015. Our borrowing rates were impacted by increases in short-term interest rates, particularly one-month LIBOR which has increased approximately 30 basis points since September 30, 2015. The impact of higher short-term interest rates on our borrowing rates was partially offset by the shortening of our average term to maturity for our repurchase agreement borrowings, particularly on our Agency RMBS and CMBS.

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

	Three Months Ended
	September 30,
	2016		2015
($ in thousands)	Amount	Rate	Amount	Rate
Interest expense/cost of funds	$6,068	0.85%	$5,859	0.67%
Amortization of de-designated cash flow hedges (1)	99	0.01%	(857)	(0.10)%
Net periodic interest costs of derivative instruments	155	0.02%	1,752	0.21%
Adjusted interest expense/adjusted cost of funds	$6,322	0.88%	$6,754	0.78%

	Nine Months Ended
	September 30,
	2016		2015
	Amount	Rate	Amount	Rate
Interest expense/cost of funds	$18,478	0.83%	$16,772	0.67%
Amortization of de-designated cash flow hedges (1)	152	0.01%	(2,772)	(0.11)%
Net periodic interest costs of derivative instruments	2,321	0.10%	4,407	0.18%
Adjusted interest expense/adjusted cost of funds	$20,951	0.94%	$18,407	0.74%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP and is related to the amortization of the balance in accumulated other comprehensive loss as of June 30, 2013 related to the derivatives for which we discontinued cash flow hedge accounting.

Net periodic interest costs from effective interest rate swaps were significantly lower for the three and nine months ended September 30, 2016 compared to the same periods in 2015 because we had smaller average notional balances outstanding during the three and nine months ended September 30, 2016 compared to those periods in 2015. These costs are discussed further below.

Gain (Loss) on Derivative Instruments, Net

The following table provides information on the components of our "gain (loss) on derivative instruments, net" for the periods indicated:

	Three Months Ended
	September 30,
($ in thousands)	2016			2015
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Receive-fixed interest rate swaps	$1,265	$(4,241)	$(2,976)	$1,337	$5,638	$6,975
Pay-fixed interest rate swaps	(1,420)	3,975	2,555	(3,089)	(45,608)	(48,697)
Eurodollar futures	—	2,830	2,830	—	(11,027)	(11,027)
Gain (loss) on derivative instruments, net	$(155)	$2,564	$2,409	$(1,752)	$(50,997)	$(52,749)

	Nine Months Ended
	September 30,
	2016			2015
	Net Periodic Interest Costs	Change in Fair Value (1)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Receive-fixed interest rate swaps	$4,009	$7,291	$11,300	$3,709	$6,048	$9,757
Pay-fixed interest rate swaps	(6,330)	(53,581)	(59,911)	(8,116)	(37,681)	(45,797)
Eurodollar futures	—	(13,542)	(13,542)	—	(24,942)	(24,942)
Loss on derivative instruments, net	$(2,321)	$(59,832)	$(62,153)	$(4,407)	$(56,575)	$(60,982)

(1)	Amount shown is inclusive of realized gains (losses) from terminated instruments.

The fair value of our derivatives increased by $2.6 million for the three months ended September 30, 2016 due to an increase in interest rates during the period at almost all maturity points of the curve; however, for the nine months ended September 30, 2016, the fair value of our derivatives decreased by $59.8 million as interest rates throughout the majority of 2016 have been lower in general compared to December 31, 2015, particularly at the three year and longer maturity points on the curve. Similarly, we experienced unfavorable changes in fair value of our derivatives during the three and nine months ended September 30, 2015 as a result of declining interest rates. In addition, we had a significantly larger hedging portfolio during much of 2015, the majority of which was added when interest rates were higher and expected to increase further; however, as interest rates began to fall during 2015, the fair value of these derivatives declined. As part of the management of our exposure to higher interest rates, we add and terminate swaps in part based on our investment portfolio and in part based on our expectations with respect to the future path of interest rates, in particular short-term interest rates which impact our funding costs. As part of this process, we terminated a net notional amount of approximately $3.0 billion in pay-fixed interest rate swaps since September 30, 2015. These terminations of pay-fixed interest rate swaps led to a decrease in net periodic interest costs for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The table below provides additional information regarding the average notional balances and weighted average net pay-fixed rates of our receive-fixed and pay-fixed interest rate swaps outstanding during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015
Average notional balance	$305,000	$661,739	$549,617	$568,187
Weighted average net pay-fixed rate	0.64%	1.30%	1.06%	1.10%

Gain (Loss) on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we allocate capital to preferred investment opportunities. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	September 30,
	2016		2015
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$—	$—	$(2,634)	$(59)
Agency CMBS IO	—	—	12,448	172
	$—	$—	$9,814	$113

	Nine Months Ended
	September 30,
	2016		2015
	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$57,187	$(3,010)	$155,932	$(2,256)
Agency CMBS	—	—	99,709	(822)
Non-Agency CMBS	34,868	(1,228)	—	—
Agency CMBS IO	—	—	40,359	1,646
Non-Agency CMBS IO	—	—	43,403	1,362
	$92,055	$(4,238)	$339,403	$(70)

The Agency RMBS we sold during the nine months ended September 30, 2016 were lower yielding ARMs that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon. Non-Agency CMBS sold during the nine months ended September 30, 2016 were yielding significantly below the portfolio average. Sale proceeds were used to pay down repurchase agreement borrowings during the nine months ended September 30, 2016.

General and Administrative Expenses

Compensation and benefits expense for the three and nine months ended September 30, 2016 was $0.6 million and $1.0 million lower compared to the same periods in 2015 primarily due to lower employee costs. Other general and administrative expenses were $0.4 million and $1.3 million lower for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due primarily to lower legal and professional fees.

Other Comprehensive Income

The following table provides detail on the changes in fair value by type of MBS which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015
Agency RMBS	$(1,765)	$4,438	$12,548	$9,212
Non-Agency RMBS	390	(224)	802	(209)
Agency CMBS	(1,226)	18,335	40,093	1,373
Non-Agency CMBS	(377)	951	2,036	850
Agency CMBS IO	1,616	2,735	4,187	(674)
Non-Agency CMBS IO	2,131	326	5,832	(2,531)
Unrealized gain on available-for-sale investments	$769	$26,561	$65,498	$8,021

The fair value of MBS increased $0.8 million for the third quarter of 2016. Credit spread tightening on our investments favorably impacted the fair value of MBS during the third quarter of 2016; however, the majority of that benefit was offset by the impact of increasing interest rates. In comparison, the fair value of MBS increased considerably during the third quarter of 2015 due primarily to declining interest rates during that period, which were only partially offset by credit spread widening during that same period.

During the nine months ended September 30, 2016, the increase in fair value of MBS of $65.5 million was primarily due to general declines in interest rates since December 31, 2015. The lower interest rate environment in 2016 has favorably impacted the fair value of longer duration investments such as Agency CMBS. By comparison, credit spreads impacted the fair value of MBS overall very little since December 31, 2015. During the nine months ended September 30, 2015, credit spreads widened considerably compared to December 31, 2014, partially offsetting favorable impacts on fair value of MBS resulting from interest rates declining since December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements. We use our liquidity to manage our business including funding investment purchases and other operating costs, repaying borrowings and meeting margin calls from our lenders, making payments to counterparties as required under interest rate swap agreements, and to pay dividends on our preferred and common stock. We may also use liquidity to repurchase shares of our stock.

Our liquid assets fluctuate based on our investment activities and changes in the fair value of our MBS and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). We measure, manage, and forecast our liquidity on a daily basis. Our available liquid assets include unrestricted cash and cash equivalents, unencumbered Agency MBS, and certain unencumbered non-Agency MBS that can be pledged as collateral for margin calls or converted reasonably quickly into cash. As of September 30, 2016, our available liquid assets were $203.8 million, which consisted of unrestricted cash and cash equivalents of $73.4 million and unencumbered Agency MBS of $130.4 million, compared to $150.3 million as of December 31, 2015.

We perform sensitivity analysis on our liquidity based on changes in the fair value of our investments due to changes in interest rates, credit spreads, lender haircuts and prepayment speeds as well as changes in our derivative instruments due to changes in interest rates. In performing this analysis we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analysis is to assess the adequacy of our liquidity to withstand potential adverse events. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to 7 times our shareholders' equity. Our total liabilities decreased to 5.8 times shareholders' equity as of September 30, 2016 from 6.5 times as of December 31, 2015 because we have used principal payments received on MBS and proceeds received from sales of MBS primarily to pay down borrowings instead of reinvesting during the nine months ended September 30, 2016.

We have historically had ample sources of liquidity to fund our activities and operations. The ability to fund our operations in the future depends in large measure on the availability of credit through repurchase agreement financing and the liquidity of our investments. Credit markets have historically experienced brief periods of extreme volatility such as what occurred in 2008 and 2009. Such events are typically marked by concerns regarding counterparty credit, severe market illiquidity, and steep declines in asset prices. In recent periods U.S. financial regulatory agencies (such as the Office of Financial Research in the U.S. Treasury and the Federal Reserve) have expressed some concern about the stability of repurchase agreement financing for mortgage REITs in a sharply rising interest rate environment, and regulatory reform in the form of certain provisions of the Basel III capital framework (and supplemental bank capital rules) and the Dodd-Frank Wall Street Reform and Consumer Protection Act could impact the overall availability of credit by restricting the number of repurchase agreement lenders and the credit made available by such lenders. In times of severe market stress, repurchase agreement availability could be rapidly reduced and the terms on which we can borrow could be materially altered, particularly given the focus on these markets by the federal financial and banking regulators. Competition from other REITs, banks, hedge funds, and the federal government for capacity with our repurchase agreement lenders could also reduce our repurchase agreement availability. While we do not anticipate such events in the near term, a reduction in our borrowing capacity could force us to sell assets in order to repay our lenders or could otherwise restrict our ability to operate our business.

Depending on our liquidity levels, investment opportunities, the condition of the credit markets, and other factors, we may from time to time consider the issuance of debt, equity, or other securities. We may also sell investments in order to provide additional liquidity for our operations. While we will attempt to avoid dilutive or otherwise costly issuances, depending on market conditions, in order to manage our liquidity we could be forced to issue equity or debt securities which are dilutive to our capital base or our profitability.

Repurchase Agreements

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2016	$2,478,278	$2,536,562	$2,599,491
June 30, 2016	2,600,480	2,645,431	2,722,019
March 31, 2016	2,722,019	2,688,633	2,838,607
December 31, 2015	2,589,420	2,766,755	3,097,492
September 30, 2015	3,055,069	3,220,391	3,405,692

     Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of September 30, 2016, we had repurchase agreement borrowings outstanding with 18 of our 32 available repurchase agreement counterparties at a weighted average borrowing rate of 0.91% compared to 0.75% as of December 31, 2015. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Agency RMBS and CMBS	5.1%	4.9%	5.1%	5.0%	5.0%
Non-Agency RMBS and CMBS	17.0%	15.8%	16.0%	14.5%	14.1%
CMBS IO	15.4%	15.5%	15.4%	15.4%	15.3%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. This equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The following tables present the five counterparties with whom we had the greatest amounts of equity at risk as of September 30, 2016 and as of December 31, 2015:

	September 30, 2016
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$300,761	$54,432
JP Morgan Securities, LLC	275,538	44,155
South Street Financial Corporation	534,241	30,609
Royal Bank of Canada	77,693	15,406
BNP Paribas	75,226	11,789
Remaining counterparties	1,214,819	65,392
	$2,478,278	$221,783

	December 31, 2015
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$297,916	$56,193
JP Morgan Securities, LLC	298,823	46,197
South Street Financial Corporation	431,950	25,952
Royal Bank of Canada	187,993	23,091
BNP Paribas	102,211	15,038
Remaining counterparties	1,270,527	69,750
	$2,589,420	$236,221

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of September 30, 2016:

($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,717,687	$1,893,036
Asia	493,882	517,896
Europe	266,709	289,129
	$2,478,278	$2,700,061

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

Derivative Instruments

Our derivative instruments require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of September 30, 2016, we had Agency MBS with a fair value of $5.4 million and cash of $84.7 million posted as credit support under these agreements.

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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of approximately $89.8 million as of September 30, 2016. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods that were being hedged by the terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2016	$30,804
2017	18,321
2018	7,675
2019 - 2026	15,387
$72,187

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. As of September 30, 2016, we estimated that approximately 70% of our 2016 common stock dividends will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of September 30, 2016:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,479,399	$2,479,399	$—	$—	$—
FHLB advances (1)	263,077	263,077	—	—	—
Non-recourse collateralized financing (2)	7,129	1,971	2,620	1,464	1,074
Operating lease obligations	755	208	435	112	—
Total	$2,750,360	$2,744,655	$3,055	$1,576	$1,074
(1) Includes estimated interest payments calculated using interest rates in effect as of September 30, 2016.

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

Other Matters

As of September 30, 2016, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements which have had or are currently expected to have a material impact on the Company's consolidated financial statements. Please refer to Note 1 to the Notes to Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations;

•	Monetary policy, including targeted rates and economic indicators, and regulatory initiatives of the Federal Reserve (including the FOMC) and other financial regulators;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage various risks inherent in our business strategy, which include interest rate, prepayment, reinvestment, market value, credit, and liquidity risks. These risks can and do cause fluctuations in our net income, other comprehensive income, and book value. We attempt to manage these risks and earn an acceptable return for our shareholders as discussed below.

Interest Rate Risk

Investing in interest-rate sensitive investments on a leveraged basis subjects our results to interest rate risk primarily from the mismatch between interest-rate reset dates or maturity of our assets and the reset-dates or maturity of our liabilities. Borrowing costs on our liabilities are generally based on prevailing market rates and reset more frequently than interest rates on our assets. While having interest rate risk is a basic tenet of our investment strategy, we attempt to manage our exposure to changes in interest rates by investing in instruments that have short maturities/interest reset dates, entering into derivative instruments (such as interest rate swaps and Eurodollar futures) to hedge this risk and by managing our investment portfolio within interest rate risk tolerances set by our Board of Directors. Our current goal is to maintain net portfolio duration (a measure of interest rate risk) within a range of 0.5 to 1.5 years. Our portfolio duration may drift outside of this target range at various times based on the composition of our investment portfolio including derivative instruments, and in light of our expectations with respect to interest rates and FOMC monetary policy. In addition, duration is driven by model inputs, and in the case of Agency RMBS, the most important inputs include anticipated prepayment speeds. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of portfolio and on the effectiveness of our hedging instruments at the time, as well as the magnitude and the duration of the increase in interest rates. In addition, our Agency RMBS reset based on one-year LIBOR and have limits or caps on the initial, aggregate, or periodic amount that an interest rate may reset while our liabilities do not have interest rate reset caps. As of September 30, 2016, we had a positive net duration gap in our investment portfolio, which means our liabilities mature or reset sooner than our investments, and we had not fully hedged this difference with derivative instruments. Therefore, increases in interest rates, particularly rapid changes, will negatively impact the market value of our investments, thereby reducing our book value. In addition to the information set forth in the tables below, see "Market Value Risk" below for further discussion of the risks to the market value of our investments. For further discussion of the reset features of our hybrid ARMs, please refer to "Financial Condition-RMBS" within Part 1, Item 2 of this Quarterly Report on Form 10-Q.

Effect of Changes in Interest Rates on Adjusted Net Interest Income and Market Value. The table below shows the projected sensitivity of our adjusted net interest income and the market value of our investments and derivative instruments carried at fair value as they existed as of September 30, 2016 based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at September 30, 2016, the only declining rate scenario that we present is a downward shift of 25 basis points. In order to include the impact of changes in interest rates on our effective derivative instruments, we are presenting the percentage change in adjusted net interest income (instead of net interest income) because net interest income does not include the net interest payments/receipts on these instruments.

The "percentage change in adjusted net interest income" includes the impact of changes in expected prepayment speeds on our investments and assumes that net proceeds received from pay downs on the investment portfolio are reinvested in MBS in amounts proportionate to the portfolio composition that existed as of September 30, 2016 and at yields consistent with those as of that date, adjusted for the parallel shift in the rates below. Changes in types of investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in adjusted net interest income
+100	(1.4)%	(35.3)%
+50	(0.6)%	(17.2)%
-25	0.3%	7.2%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the projected change in market value of our investment portfolio net of derivative hedge instruments for instantaneous changes in the shape of the U.S. Treasury ("UST") curve (with similar changes to the interest rate swap and Eurodollar curves) as of September 30, 2016.

Basis point change in 2-year UST	Basis point change in 10-year UST	Percentage change in market value (1)
0	+25	0.05%
+10	+50	(0.02)%
+25	+75	(0.16)%
+25	+0	(0.25)%
+50	+0	(0.49)%
-10	-50	(0.01)%

(1)
Includes changes in market value of our investments and derivative instruments, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

As shown in the table above, our interest rate exposure is more concentrated in the 2-year part of the UST curve versus the 10-year UST consistent with our hedge position after the terminations of derivative instruments during the second quarter of 2016. In the case of a downward shift of 10 basis points in the 2-year yield and a downward shift of 50 basis points in 10-year yield leads to a projected decrease in our aggregate market value of (0.01)% because as the yield curve flattens, the negative impact of faster prepayments on our RMBS outstrips the benefit of lower interest rates on our long duration position.

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

Fluctuations in credit spreads typically vary based on the type of investment. In general, Agency MBS credit spreads experience less volatility than non-Agency MBS credit spreads. This is due to the fact that market participants generally view Agency MBS, given their guarantee of principal by GSEs, as more liquid (i.e., more easily converted into cash) than non-Agency MBS.

The table below is an estimate of the projected change in our portfolio market value given the indicated change in market credit spreads as of September 30, 2016:

Basis Point Change in Market Credit Spreads	Percentage change in market value of investments
+50	(1.9)%
+25	(1.0)%
-25	1.0%
-50	2.0%

Prepayment and Reinvestment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments which we acquire. Purchase premiums on our investments are amortized as a reduction in interest income using the effective yield method under GAAP. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government policy and other factors beyond our control.

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

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$18,536	3.13%	$18,456	3.05%	$14,715	2.65%	$18,098	2.75%
13-36 MTR	15,545	3.17%	17,910	3.21%	24,000	3.32%	23,401	3.47%
37-60 MTR	9,536	3.60%	6,141	3.61%	3,630	3.68%	4,202	2.97%
> 60 MTR	17,524	2.77%	23,051	2.87%	27,911	2.91%	31,924	2.95%
Fixed rate	—	—%	—	—%	—	—%	(8)	2.50%
Total	$61,141	3.04%	$65,558	3.01%	$70,256	3.01%	$77,617	3.03%
Par balance	$1,239,856		$1,329,159		$1,423,270		$1,536,733
Premium, net as a % of par value	4.9%		4.9%		4.9%		5.1%

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

($ in thousands)	September 30, 2016	December 31, 2015
Fannie Mae	$21,093	$24,177
Freddie Mac	373,333	401,951
Non-Agency CMBS IO	348,797	363,727
	$743,223	$789,855

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

We are also subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets. If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted. Yields on assets in which we have reinvested in recent periods have generally been lower than yields on existing assets due to lower overall interest rates and more competition for these as investment assets. As a result, our interest income has declined in recent periods and may continue to decline in the future. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain rather than reinvest capital as in the first six months of 2016, or if we invest it in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline.

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

The following table presents information on our non-Agency MBS by credit rating as of September 30, 2016:

	September 30, 2016
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$37,455	$293,363	$—	$330,818	69.9%
AA	14,155	49,663	—	63,818	13.5%
A	19,950	—	—	19,950	4.2%
Below A or not rated	11,212	5,771	41,550	58,533	12.4%
	$82,772	$348,797	$41,550	$473,119	100.0%

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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended September 30, 2016 with regard to the legal proceedings involving a former affiliate of the Company, Dynex Commercial, Inc. (also known as DCI Commercial, Inc.) (“DCI”) discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and which are continuing against DCI.

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

There were no repurchases of the Company's common stock during the three months ended September 30, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, adopted as of May 17, 2016 (incorporated by reference to Exhibit 3.2 to Dynex’s Quarterly Report on Form 10-Q filed August 5, 2016).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statement of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 7, 2016	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	November 7, 2016	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)