Form 10-Q
period 2017-06-30
DYNEX CAPITAL INC
filed 2017-08-08
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes           ☐           No           ☒

On August 2, 2017, the registrant had 49,234,232 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $2,743,850 and $3,150,610, respectively)	$2,864,026	$3,212,084
Mortgage loans held for investment, net	17,345	19,036
Cash and cash equivalents	100,863	74,120
Restricted cash	45,377	24,769
Derivative assets	267	28,534
Principal receivable on investments	5,812	11,978
Accrued interest receivable	19,295	20,396
Other assets, net	7,235	6,814
Total assets	$3,060,220	$3,397,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,540,759	$2,898,952
Non-recourse collateralized financing	5,892	6,440
Derivative liabilities	1,686	6,922
Accrued interest payable	1,524	3,156
Accrued dividends payable	11,121	12,268
Other liabilities	1,963	2,809
Total liabilities	2,562,945	2,930,547

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 5,348,658 and 4,571,937 shares issued and outstanding, respectively ($133,716 and $114,298 aggregate liquidation preference, respectively)	$128,165	$110,005
Common stock, par value $.01 per share, 200,000,000 shares authorized; 49,234,493 and 49,153,463 shares issued and outstanding, respectively	492	492
Additional paid-in capital	728,124	727,369
Accumulated other comprehensive loss	(257)	(32,609)
Accumulated deficit	(359,249)	(338,073)
Total shareholders' equity	497,275	467,184
Total liabilities and shareholders’ equity	$3,060,220	$3,397,731
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income	$24,856	$22,816	$47,275	47,905
Interest expense	8,714	6,100	16,233	12,410
Net interest income	16,142	16,716	31,042	35,495

Loss on derivative instruments, net	(15,802)	(16,297)	(15,627)	(64,561)
Loss on sale of investments, net	(3,709)	(297)	(5,417)	(4,238)
Fair value adjustments, net	30	28	40	51
Other income (loss), net	4	290	(42)	353
General and administrative expenses:
Compensation and benefits	(2,041)	(1,875)	(4,286)	(4,093)
Other general and administrative	(2,056)	(1,796)	(4,091)	(3,669)
Net (loss) income	(7,432)	(3,231)	1,619	(40,662)
Preferred stock dividends	(2,641)	(2,294)	(5,077)	(4,588)
Net loss to common shareholders	$(10,073)	$(5,525)	$(3,458)	$(45,250)

Other comprehensive income:
Unrealized gain on available-for-sale investments, net	$8,739	$22,730	$27,107	$60,491
Reclassification adjustment for loss on sale of investments, net	3,709	297	5,417	4,238
Reclassification adjustment for de-designated cash flow hedges	(73)	(80)	(172)	(53)
Total other comprehensive income	12,375	22,947	32,352	64,676
Comprehensive income to common shareholders	$2,302	$17,422	$28,894	$19,426

Net loss per common share-basic and diluted	$(0.20)	$(0.11)	$(0.07)	$(0.92)
Weighted average common shares-basic and diluted	49,218	49,119	49,197	49,080
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	4,571,937	$110,005	49,153,463	$492	$727,369	$(32,609)	$(338,073)	$467,184
Stock issuance	776,721	18,212	20,431	—	139	—	—	18,351
Restricted stock granted, net of amortization	—	—	138,166	1	1,177	—	—	1,178
Adjustments for tax withholding on share-based compensation	—	—	(77,567)	(1)	(520)	—	—	(521)
Stock issuance costs	—	(52)	—	—	(41)	—	—	(93)
Net income	—	—	—	—	—	—	1,619	1,619
Dividends on preferred stock	—	—	—	—	—	—	(5,077)	(5,077)
Dividends on common stock	—	—	—	—	—	—	(17,718)	(17,718)
Other comprehensive income	—	—	—	—	—	32,352	—	32,352
Balance as of June 30, 2017	5,348,658	$128,165	49,234,493	$492	$728,124	$(257)	$(359,249)	$497,275
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income (loss)	$1,619	$(40,662)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease in accrued interest receivable	1,101	3,145
Decrease in accrued interest payable	(1,633)	(29)
Loss on derivative instruments, net	15,627	64,561
Loss on sale of investments, net	5,417	4,238
Fair value adjustments, net	(40)	(51)
Amortization of investment premiums, net	81,188	73,597
Other amortization and depreciation, net	682	850
Stock-based compensation expense	1,179	1,443
Decrease in other assets and liabilities, net	(2,120)	(881)
Net cash and cash equivalents provided by operating activities	103,020	106,211
Investing activities:
Purchase of investments	(282,943)	(4,970)
Principal payments received on investments	183,636	187,437
Proceeds from sales of investments	399,483	94,033
Principal payments received on mortgage loans held for investment, net	1,876	2,319
Distributions received from limited partnership	—	10,835
Net receipts (payments) on derivatives, including terminations	7,405	(26,092)
Other investing activities	(212)	(55)
Net cash and cash equivalents provided by investing activities	309,245	263,507
Financing activities:
Borrowings under repurchase agreements	39,007,126	11,394,652
Repayments of repurchase agreement borrowings and FHLB advances	(39,365,319)	(11,640,592)
Principal payments on non-recourse collateralized financing	(557)	(939)
Increase in restricted cash	(20,608)	(32,489)
Proceeds from issuance of preferred stock	18,212	—
Proceeds from issuance of common stock	139	77
Cash paid for stock issuance costs	(52)	—
Cash paid for repurchases of common stock	—	(310)
Payments related to tax withholding for stock-based compensation	(521)	(485)
Dividends paid	(23,942)	(26,670)
Net cash and cash equivalents used in financing activities	(385,522)	(306,756)

Net increase in cash and cash equivalents	26,743	62,962
Cash and cash equivalents at beginning of period	74,120	33,935
Cash and cash equivalents at end of period	$100,863	$96,897
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$18,029	$12,476
See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 –ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc., ("Company") was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company primarily earns income from investing on a leveraged basis in Agency and non-Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only ("IO") securities that are issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies ("Agency MBS") and MBS issued by others ("non-Agency MBS"). We may also invest in other types of mortgage-related securities, such as to-be-announced (“TBA”) forward contracts for the purchase or sale of generic Agency MBS.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2017. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Reclassifications

Certain items in the prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation. The Company has reclassified amortization of stock issuance costs which was previously recorded in "proceeds from issuance of common stock, net of issuance costs" in the financing activities section of the Company's consolidated statements of cash flows for six months ended June 30, 2016. Amortization of stock issuance costs is now presented within "other operating activities" in the operating activities section of the Company's consolidated statements of cash flows. This presentation change had no effect on reported financial condition or results of operations and did not have a material impact on cash flows from operating or financing activities.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three or six months ended June 30, 2017 or June 30, 2016.

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

Mortgage-Backed Securities

The Company's investments in Agency and non-Agency RMBS, CMBS, and CMBS IO securities are designated as available-for-sale ("AFS") and are recorded at fair value on the Company's consolidated balance sheet. Changes in unrealized gain (loss) on the Company's MBS are reported in other comprehensive income ("OCI") until each security is collected, disposed of, or determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income ("AOCI") into net income as a realized "gain (loss) on sale of investments, net" using the specific identification method.

The Company’s MBS pledged as collateral against repurchase agreements and derivative instruments are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged as collateral disclosed parenthetically.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or "IO", securities) and their contractual terms.  Premiums and discounts on Agency MBS as well as any non-Agency MBS rated 'AA' and higher at the time of purchase are amortized or accreted into interest income over the expected life of such securities using the effective yield method and adjustments to premium amortization and discount accretion are made for actual cash payments as well as changes in projected future cash payments. The Company's projections of future cash payments are based on input and analysis received from external sources and internal models, and include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

The Company holds certain non-Agency MBS that had credit ratings of less than 'AA' at the time of purchase or were not rated by any of the nationally recognized credit rating agencies. A portion of these non-Agency MBS were purchased at discounts to their par value, which management does not believe to be substantial. The discount is accreted into income over the security's expected life based on management's estimate of the security's projected cash flows. Future changes in the timing of projected cash flows or differences arising between projected cash flows and actual cash flows received may result in a prospective change in the effective yield on those securities.

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

Other-than-Temporary Impairment. An MBS is considered impaired when its fair value is less than its amortized cost. The Company evaluates all of its impaired MBS for other-than-temporary impairments ("OTTI") on at least a quarterly basis. An impairment is considered other-than-temporary if: (1) the Company intends to sell the MBS; (2) it is more likely than not that the Company will be required to sell the MBS before its fair value recovers; or (3) the Company does not expect to recover the full amortized cost basis of the MBS. If either of the first two conditions is met, the entire amount of the impairment is recognized in earnings. If the impairment is solely due to the inability to fully recover the amortized cost basis, the security is further analyzed to quantify any credit loss, which is the difference between the present value of cash flows expected to be collected on the MBS and its amortized cost. The credit loss, if any, is then recognized in earnings, while the balance of impairment related to other factors is recognized in other comprehensive income.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Derivative Instruments

The Company's derivative instruments include interest rate swaps and forward contracts for the purchase or sale of generic Agency RMBS, commonly referred to as "TBA securities" or "TBA contracts". Derivative instruments are accounted for at the fair value of their unit of account. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company's consolidated balance sheet. All periodic interest costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in "gain (loss) on derivative instruments, net" on the Company's consolidated statement of comprehensive income. Cash receipts and payments related to derivative instruments are classified in the investing activities section of our consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

Our interest rate swap agreements are privately negotiated in the over-the-counter ("OTC") market and the majority of these agreements are centrally cleared through the Chicago Mercantile Exchange ("CME") with the rest being subject to bilateral agreements between the Company and the swap counterparty. The Company's CME cleared swaps require that the Company post initial margin as determined by the CME, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. Beginning in January 2017, as a result of a change in the CME's rulebook, the exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The carrying value of CME cleared interest rate swaps on the Company's consolidated balance sheets is the unsettled fair value of those instruments.

A TBA security is a forward contract for the purchase or sale of a generic Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the TBA settlement date. The Company executes TBA dollar roll transactions which effectively delay the settlement of a forward purchase of a TBA Agency RMBS by entering into an offsetting short position (referred to as a "pair off"), net settling the paired-off positions in cash, and simultaneously entering a similar TBA contract for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as “drop income” is the economic equivalent of net interest interest income on the underlying Agency securities over the roll period (interest income less implied financing cost).

The Company accounts for TBA securities as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA contract that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA contract will not settle in the shortest time period possible.

Please refer to Note 4 for additional information regarding the Company's derivative instruments as well as Note 5 for information on how the fair value of these instruments are calculated.

Share-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant share-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units. The Company's restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders' equity. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company's restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock issued to its employees, officers, and directors.

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

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral for the Company's secured borrowings. The following tables present the Company’s MBS by investment type as of the dates indicated:

	June 30, 2017
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
CMBS:
Agency	$1,315,974	$14,110	1,330,084	$6,026	$(15,492)	1,320,618	3.04%
Non-Agency	41,142	(4,855)	36,287	3,280	—	39,567	5.53%
	1,357,116	9,255	1,366,371	9,306	(15,492)	1,360,185
CMBS IO (2):
Agency	—	413,368	413,368	6,719	(322)	419,765	0.63%
Non-Agency	—	339,493	339,493	5,401	(578)	344,316	0.62%
	—	752,861	752,861	12,120	(900)	764,081
RMBS:
Agency	715,015	29,074	744,089	1,959	(7,464)	738,584	2.98%
Non-Agency	1,156	—	1,156	46	(26)	1,176	6.75%
	716,171	29,074	745,245	2,005	(7,490)	739,760

Total AFS securities:	$2,073,287	$791,190	$2,864,477	$23,431	$(23,882)	$2,864,026

(1)
The weighted average coupon ("WAC") is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $14,248,128 and $11,126,737, respectively, as of June 30, 2017.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2016
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
CMBS:
Agency	$1,152,586	$13,868	$1,166,454	$6,209	$(28,108)	$1,144,555	3.12%
Non-Agency	79,467	(6,718)	72,749	5,467	—	78,216	4.72%
	1,232,053	7,150	1,239,203	11,676	(28,108)	1,222,771
CMBS IO (2):
Agency	—	411,737	411,737	3,523	(3,362)	411,898	0.67%
Non-Agency	—	346,155	346,155	1,548	(5,055)	342,648	0.61%
	—	757,892	757,892	5,071	(8,417)	754,546
RMBS:
Agency	$1,157,258	$57,066	$1,214,324	$2,832	$(15,951)	$1,201,205	3.05%
Non-Agency	33,572	(24)	33,548	64	(50)	33,562	3.58%
	1,190,830	57,042	1,247,872	2,896	(16,001)	1,234,767

Total AFS securities:	$2,422,883	$822,084	$3,244,967	$19,643	$(52,526)	$3,212,084

(1)	The WAC is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $13,106,912 and $10,884,964, respectively, as of December 31, 2016.

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

The following table presents information regarding the sales included in "loss on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended
	June 30,
	2017		2016
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$265,893	$(5,524)	$10,287	$(297)
Agency CMBS	24,305	574	—	—
Non-Agency CMBS	35,705	1,199	—	—
Non-Agency RMBS	16,407	42	—	—
	$342,310	$(3,709)	$10,287	$(297)

	Six Months Ended
	June 30,
	2017		2016
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$323,057	$(7,232)	$54,178	$(3,010)
Agency CMBS	24,305	574	—	—
Non-Agency CMBS	35,705	1,199	33,640	(1,228)
Non-Agency RMBS	16,407	42	—	—
	$399,474	$(5,417)	$87,818	$(4,238)

The following table presents certain information for those MBS in an unrealized loss position as of the dates indicated:

	June 30, 2017			December 31, 2016
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,254,502	$(20,694)	101	$1,738,094	$(38,469)	133
Non-Agency MBS	19,542	(154)	3	205,484	(2,773)	48

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$186,382	$(2,584)	28	$427,405	$(8,952)	72
Non-Agency MBS	40,122	(450)	16	81,660	(2,332)	26

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2017 and December 31, 2016 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of June 30, 2017 or December 31, 2016.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of June 30, 2017 and December 31, 2016 are summarized in the following tables:

	June 30, 2017			December 31, 2016
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency CMBS	$1,192,447	1.21%	$1,252,560	$1,005,726	0.82%	$1,095,002
Non-Agency CMBS	31,407	2.23%	38,934	66,881	1.63%	77,840
Agency CMBS IO	353,922	2.04%	415,988	346,892	1.57%	407,481
Non-Agency CMBS IO	293,725	2.13%	343,600	291,199	1.67%	341,139
Agency RMBS	665,346	1.29%	692,126	1,157,302	0.82%	1,191,147
Non-Agency RMBS	—	—%	—	26,149	1.98%	31,952
Securitization financing bond	3,912	2.45%	4,249	4,803	2.00%	5,278
Total repurchase agreements	$2,540,759	1.47%	$2,747,457	$2,898,952	1.03%	$3,149,839

As of June 30, 2017, the weighted average remaining term to maturity of our repurchase agreements was 19 days compared to 20 days as of December 31, 2016. The following table provides a summary of the original term to maturity of our secured borrowings as of June 30, 2017 and December 31, 2016:

Original Term to Maturity	June 30, 2017	December 31, 2016
Less than 30 days	$1,215,553	$910,937
30 to 90 days	1,268,716	533,112
91 to 180 days	56,490	1,454,903
	$2,540,759	$2,898,952

The following table lists the counterparties with whom the Company had over 10% of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	June 30, 2017
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$371,660	2.09%	$65,366

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $359,263 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $400,000 and is scheduled to mature on May 12, 2019, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of June 30, 2017 was 2.09%.

As of June 30, 2017, the Company had repurchase agreement amounts outstanding with 18 of its 34 available repurchase agreement counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants as of June 30, 2017.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of June 30, 2017 and December 31, 2016:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2017
Repurchase agreements	$2,540,759	$—	$2,540,759	$(2,540,759)	$—	$—

December 31, 2016:
Repurchase agreements	$2,898,952	$—	$2,898,952	$(2,898,952)	$—	$—

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

NOTE 4 – DERIVATIVES

     As of June 30, 2017, the Company's derivative instruments include interest rate swaps and TBA securities. The Company utilizes interest rate swaps to economically hedge a portion of its exposure to interest rate risk. The objective of the Company's risk management strategy is to mitigate declines in book value resulting from fluctuations in the fair value of the Company's assets from changing interest rates and to protect some portion of the Company's earnings from rising interest rates.

During the second quarter of 2017, the Company began investing in TBA securities for the purchase or sale of Agency RMBS on a non-specified pool basis. TBA securities are forward contracts which are accounted for as derivative instruments, however, management views TBA securities as the economic equivalent of investing in and financing generic Agency fixed-rate RMBS through the repurchase agreement markets. Please refer to Note 1 for information related to the Company's accounting policy for its derivative instruments.

The table below summarizes information about the fair value by type of derivative instrument on the Company's consolidated balance sheets as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

		June 30, 2017	December 31, 2016
Type of Derivative Instruments	Balance Sheet Location	Fair Value	Fair Value (1)
Interest rate swaps	Derivative assets	$267	$28,534
TBA securities	Derivative assets	—	—
		$267	$28,534

Interest rate swaps	Derivative liabilities	$(18)	$(6,922)
TBA securities	Derivative liabilities	(1,668)	—
		$(1,686)	$(6,922)

(1)
Refer to Note 1 regarding information on a change in the CME rulebook. Amounts reported on the consolidated balance sheet as of June 30, 2017 for its interest rate swaps reflect the netting of the derivative asset or liability with the related collateral received or posted, respectively. The net amounts comparable to June 30, 2017 for the derivative asset and derivative liabilities as of December 31, 2016 were $104 and $(576), respectively.

The following tables present information about the Company's interest rate swaps as of the dates indicated:

	June 30, 2017
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value
< 3 years	$3,060,000	1.39%	1.1	$249
>3 and < 6 years	1,050,000	1.63%	4.3	—
>6 and < 10 years	1,175,000	2.45%	8.3	—
Total	$5,285,000	1.67%	3.4	$249

	December 31, 2016
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value
< 3 years	$595,000	0.73%	2.3	$4,348
>3 and < 6 years	1,185,000	1.47%	4.3	8,631
>6 and < 10 years	1,250,000	2.42%	8.9	8,633
Total	$3,030,000	1.58%	5.3	$21,612

(1)
The net notional amounts included in the tables above represent pay-fixed interest rate swaps, net of receive-fixed interest rate swaps and include $2,425,000 and $2,725,000 of pay-fixed forward starting interest rate swaps as of June 30, 2017 and December 31, 2016, respectively.

(2) Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 1.31% and 0.73% as of June 30, 2017 and December 31, 2016, respectively.

The following table summarizes information about the Company's TBA securities as of June 30, 2017:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	June 30, 2017
By Coupon:	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
30-year TBA securities:
3.0%	$100,000	$100,656	$99,867	$(789)
4.0%	300,000	315,656	314,777	(879)
Total 30-year TBA securities	$400,000	$416,312	$414,644	$(1,668)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency MBS as if settled.

(3)	Market value is the current fair value of the TBA contract and represents the estimated fair value of the underlying Agency security as of the end of the period.

(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of the end of the period and is included on the consolidated balance sheets within "derivative assets (liabilities)".

The tables below summarize changes in our derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2016	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of June 30, 2017
Receive-fixed interest rate swaps	$425,000	$—	$(325,000)	$100,000
Pay-fixed interest rate swaps	3,455,000	2,750,000	(820,000)	5,385,000
TBA securities	—	1,300,000	(900,000)	400,000

The table below provides detail of the Company's "loss on derivative instruments, net" by type of derivative for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2017	2016	2017	2016
Receive-fixed interest rate swaps	$979	$3,743	$845	$14,277
Pay-fixed interest rate swaps	(18,498)	(15,854)	(18,189)	(62,466)
TBA securities	1,717	—	1,717	—
Eurodollar futures	—	(4,186)	—	(16,372)
Loss on derivative instruments, net	$(15,802)	$(16,297)	$(15,627)	$(64,561)

There is a net unrealized gain of $499 remaining in AOCI on the Company's consolidated balance sheet as of June 30, 2017 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as an adjustment to "interest expense" over the remaining contractual life of the agreements. The Company estimates a credit of $193 will be reclassified to net income as a reduction of "interest expense" within the next 12 months.

A portion of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements as described in Note 3. The Company was in compliance with all covenants with respect to bilateral agreements under which interest rate swaps were entered into as of June 30, 2017.

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2017 and December 31, 2016:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2017
Interest rate swaps	$267	$—	$267	$(4)	$—	$263
TBA securities	—	—	—	—	—	—
Derivative assets	$267	$—	$267	$(4)	$—	$263
December 31, 2016:
Interest rate swaps	$28,534	$—	$28,534	$(6,449)	$(22,085)	$—
TBA securities	—	—	—	—	—	—
Derivative assets	$28,534	$—	$28,534	$(6,449)	$(22,085)	$—

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2017
Interest rate swaps	$18	$—	$18	$(18)	$—	$—
TBA securities	1,668	—	1,668	—	(961)	707
Derivative liabilities	$1,686	$—	$1,686	$(18)	$(961)	$707

December 31, 2016:
Interest rate swaps	$6,922	$—	$6,922	$(6,913)	$—	$9
TBA securities	—	—	—	—	—	—
Derivative liabilities	$6,922	$—	$6,922	$(6,913)	$—	$9

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

The following table presents the fair value of the Company’s financial instruments segregated by the hierarchy level of the fair value estimate that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2017
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$2,864,026	$—	$2,856,229	$7,797
Interest rate swaps	267	—	267	—
Total assets carried at fair value	$2,864,293	$—	$2,856,496	$7,797
Liabilities:
Interest rate swaps	$18	$—	$18	$—
TBA securities	1,668	—	1,668	—
Total liabilities carried at fair value	$1,686	$—	$1,686	$—

	December 31, 2016
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,212,084	$—	$3,201,157	$10,927
Interest rate swaps	28,534	—	28,534	—
Total assets carried at fair value	$3,240,618	$—	$3,229,691	$10,927
Liabilities:
Interest rate swaps	$6,922	$—	$6,922	$—
Total liabilities carried at fair value	$6,922	$—	$6,922	$—

The fair value measurements for a majority of the Company's MBS are considered Level 2. These Level 2 securities are substantially similar to securities that either are actively traded or have been recently traded in their respective markets. The Company determines the fair value of its Level 2 securities based on prices received from the Company's primary pricing service

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

as well as other pricing services and brokers. The Company evaluates the third party prices it receives to assess their reasonableness. Although the Company does not adjust third party prices, they may be excluded from use in the determination of a security's fair value if they are significantly different from other observable market data. In valuing a security, the primary pricing service uses either a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, or an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. The Company also reviews the assumptions and inputs utilized in the valuation techniques of its primary pricing service. Examples of these observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things.

The fair value of interest rate swaps are measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements as of June 30, 2017 and December 31, 2016. The fair value of TBA securities are estimated using methods similar those used to fair value the Company's Level 2 MBS.

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

The activity of the instruments measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total
Balance as of December 31, 2016	$9,669	$1,258	$10,927
Unrealized loss included in OCI (1)	(1,250)	8	(1,242)
Principal payments	(3,535)	(90)	(3,625)
Accretion	1,737	—	1,737
Balance as of June 30, 2017	$6,621	$1,176	$7,797

(1)	Amount included in "unrealized gain on available-for-sale investments, net" on consolidated statements of comprehensive income (loss).

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$2,864,026	$2,864,026	$3,212,084	$3,212,084
Mortgage loans held for investment, net (1)	17,345	14,329	19,036	15,971
Derivative assets	267	267	28,534	28,534
Liabilities:
Repurchase agreements (2)	$2,540,759	$2,540,759	$2,898,952	$2,898,952
Non-recourse collateralized financing (1)	5,892	5,873	6,440	6,357
Derivative liabilities	1,686	1,686	6,922	6,922

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

NOTE 6 – SHAREHOLDERS' EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company's Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the "Preferred Stock"). The Company had 2,300,000 shares of its Series A Preferred Stock and 3,048,658 shares of its Series B Preferred Stock issued and outstanding as of June 30, 2017 compared to 2,300,000 shares of Series A Preferred Stock and 2,271,937 shares of Series B Preferred Stock as of December 31, 2016.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. Except under certain limited circumstances, the Company may not redeem the Series A Preferred Stock prior to July 31, 2017 or the Series B Preferred Stock prior to April 30, 2018. On or after these dates, at any time and from time to time, the Preferred Stock may be redeemed in whole, or in part, at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends on its Preferred Stock for the second quarter on July 17, 2017 to shareholders of record as of July 1, 2017.

Common Stock

The Company declared a second quarter common stock dividend of $0.18 per share that was paid on July 28, 2017 to shareholders of record as of July 6, 2017.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 785,962 available for issuance as of June 30, 2017. Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2017 was $642 and $1,179, respectively, compared to $614 and $1,443 for the three and six months ended June 30, 2016, respectively.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended
	June 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	386,151	$7.05	547,486	$7.63
Restricted stock granted	29,720	6.73	46,158	6.50
Restricted stock vested	(62,768)	7.14	(32,555)	7.68
Restricted stock outstanding as of end of period	353,103	$7.01	561,089	$7.54

	Six Months Ended
	June 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	553,396	$7.55	696,597	$8.54
Restricted stock granted	138,166	6.76	214,878	6.28
Restricted stock vested	(338,459)	7.80	(350,386)	8.76
Restricted stock outstanding as of end of period	353,103	$7.01	561,089	$7.54

As of June 30, 2017, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,892 which will be amortized into compensation expense over a weighted average period of 1.6 years.

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

For more information about our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

RMBS. Our Agency RMBS investments include MBS collateralized by adjustable-rate mortgage loans ("ARMs"), which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index, and hybrid adjustable-rate mortgage loans ("hybrid ARMs"), which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and then adjust their interest rate at least annually to an increment over a specified interest rate index. Agency ARMs also include hybrid Agency ARMs that are past their fixed-rate periods or within twelve months of their initial reset period. Substantially all of our ARMs reset based on the one-year LIBOR index. We sold the majority of our non-Agency RMBS during the second quarter of 2017 because these investments were within a year of their maturity.

In the second quarter of 2017, we began entering into forward contracts for the purchase of TBA securities as a means of investing in and financing non-specified Agency RMBS. A TBA security is a forward contract for the purchase or sale of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the TBA settlement date. The Company executes TBA dollar roll transactions which effectively delay the settlement of a forward purchase of an Agency MBS by entering into an offsetting short position, net settling the paired-off positions in cash, and simultaneously entering a similar TBA contract for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as “drop income,” is the economic equivalent of net interest income on the underlying Agency securities over the roll period (interest income less implied financing cost). Consequently, TBA dollar roll transactions represent a form of off-balance sheet financing. We account for TBA securities as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA contract that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA contract will not settle in the shortest time period possible.

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

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. The loans collateralizing CMBS IO pools are very similar in composition to the pools of loans that generally collateralize CMBS as discussed above. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Most loans in these securities have some form of prepayment protection from early repayment including absolute loan prepayment lock-outs, loan prepayment penalties, or yield maintenance requirements similar to CMBS described above. There are no prepayment protections, however, if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer, and therefore yields on CMBS IO investments are dependent upon the underlying loan performance. Because Agency-issued MBS generally contain higher credit quality loans, Agency CMBS IO are expected to have a lower risk of default than non-Agency CMBS IO. Our CMBS IO investments are investment grade-rated with the majority rated 'AAA' by at least one of the nationally recognized statistical rating organizations.

Financing. We finance our investments primarily through the use of uncommitted repurchase agreements which are provided principally by major financial institutions and broker-dealers. We pledge our MBS as collateral to secure the amounts borrowed from our counterparties. These repurchase agreements generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings at a rate usually based on a spread to LIBOR and fixed for the term of the borrowing. Borrowings under these repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. One of our repurchase agreement lenders provides a committed repurchase agreement financing facility to us with an aggregate borrowing capacity of $400.0 million that expires in May 2019.

As noted above, the Company enters into TBA forward contracts and dollar roll transactions as a form of off-balance sheet financing for generic 30-year fixed-rate Agency RMBS. TBA transactions require the us to post initial margin (though typically the amount is less than margin amount for repurchase agreements) and variation margin for fluctuations in fair value of the TBA securities. These dollar roll transactions have an implied financing rate which changes with market conditions, expected prepayment speeds and the underlying demand for Agency RMBS in a given delivery period.

Hedging. We currently use interest rate swaps to hedge our exposure to changes in interest rates. Such exposure results from our ownership of hybrid and fixed-rate investments that are financed with repurchase agreements which have significantly shorter maturities than the weighted average life of these investments. Changes in interest rates can impact the market value of our investments and our net interest income, thereby ultimately impacting book value per common share. We frequently adjust our hedging portfolio based on our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations.

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is driven by the performance of our investment portfolio and related financing and hedging activity. Management focuses on net interest income, net income, comprehensive income, book value per common share, and core net operating income to common shareholders (a non-GAAP measure) as measurements of our financial performance. Our financial performance may be impacted by multiple factors, many of which are related to macroeconomic conditions, geopolitical conditions, central bank and government policy, and other factors beyond our control. These factors include, but are not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in market expectations of future interest rates, actual and estimated future prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and market required yields as reflected by market spreads. All of these factors are influenced by market forces and generally are exacerbated during periods of market volatility.

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

Our business model may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets. Reductions in or limitations of financing for our investments could force us to sell assets, potentially at losses. While repurchase agreement lending availability has generally recovered from the 2008 financial crisis, such lending by larger U.S. domiciled banks has declined due to increased regulation. Their repurchase market participation has been replaced by smaller independent broker dealers that are generally less regulated and by U.S. domiciled broker dealer subsidiaries of foreign financial institutions. It is uncertain how these new participants will react during periods of market stress. Other factors that could also impact our business include changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act, and REIT requirements.

We believe that regulatory impacts on financial institutions, many of which are our trading and financing counterparties, continue to pose a threat to the overall liquidity in the capital markets. There remains uncertainty as to the outcome of certain regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and restrictions on market-making activities of large U.S. financial institutions could result in reduced liquidity in times of market stress. The Federal Reserve has also announced that it will soon begin curtailing its reinvestment of principal payments received on its Agency RMBS portfolio, which could result in volatile asset prices. Finally, the market liquidity of our investments and the financing markets could be negatively impacted if the Federal Reserve's Federal Open Market Committee (or "FOMC") suddenly changes market expectations of the target Federal Funds Rate or takes other actions which have the effect of tightening monetary policy.

To complement the performance of our investment portfolio, we regularly review our existing operations to determine whether our investment strategy or business model should change, including through a change in our investment portfolio, our targeted investments, and our risk position. We may also consider reallocating our capital resources to other assets or portfolios that better align with our long-term strategy, expanding our capital base, or merger, acquisition or divestiture opportunities. We analyze and evaluate potential business opportunities that we identify or are presented to us, including possible merger, acquisition, or divestiture transactions, that might be a strategic fit for our investment strategy or asset allocation or otherwise maximize value for our shareholders. Pursuing such an opportunity or transaction could require us to issue additional equity or debt securities.

As discussed above, investing in mortgage-related securities (including on a leveraged basis) subjects us to a number of risks including interest rate risk, prepayment and reinvestment risk, credit risk, spread risk, and liquidity risk, which are discussed in "Liquidity and Capital Resources" within this Item 2 and in Part I, Item 3 of this Quarterly Report on Form 10-Q as well as in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. Please see these Items for a detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Market Conditions and Recent Activity

During the second quarter of 2017, market volatility remained largely subdued as macroeconomic conditions continued to modestly improve. Market spreads modestly tightened or held steady across most asset classes except seasoned Agency hybrid ARMs for which market spreads widened due to market concerns over prepayment speeds. As of June 30, 2017, market spreads in general and in sectors in which we invest are at or near their tightest levels in the last year, with the result that asset prices are near their highs. In general, market spreads are tight despite the Federal Reserve and other central banks telegraphing a desire to reduce their purchases of Treasury securities and Agency RMBS in order to shrink their balance sheets. As a result of these tighter spread, we have concentrated our investments in high credit quality, highly liquid securities, which we believe will outperform other asset classes if there is a spike in market volatility.

Inflation remains well within the FOMC's target of 2%. As expected by the markets, the FOMC increased the target Federal Funds Rate by 0.25% in June 2017 and has now increased the target Federal Funds Rate a full 1.00% to a current targeted range of 1.00% - 1.25% since December 2015. The U.S. Treasury curve modestly flattened during the quarter, which management believes is a result of the FOMC increase coupled with modest economic growth and subdued inflation. The chart below shows the highest and lowest rates during the three months ended June 30, 2017 as well as the rates as of June 30, 2017 and March 31, 2017 for the indicated U.S. Treasury securities:

Similar to the U.S. Treasury curve, the interest rate swap curve was lower during the quarter and volatility was reasonably muted. The chart below shows the highest and lowest swap rates during the three months ended June 30, 2017 as well as the swap rates as of June 30, 2017 and March 31, 2017:

Despite recent improvement, the economic environment remains fragile in our view for a number of reasons, including high levels of global debt, the uncertain geopolitical environment, and the uncertain regulatory environment, including potential shifts in Federal Reserve policy that could result from leadership changes at the Federal Reserve including the potential replacement of Chair Janet Yellen.

Highlights of the Second Quarter of 2017

Given the flatter yield curve environment and the prospect for faster prepayments on hybrid ARMs, we reallocated capital away from short-duration lower yielding variable-rate investments and expanded our investment in 30-year fixed-rate Agency RMBS through the purchase of TBA securities during the second quarter of 2017. We believe fixed-rate investments offer better risk adjusted returns in the current interest rate environment, and investing in TBA contracts to purchase generic fixed-rate Agency RMBS offers a lower implied financing rate versus the repurchase agreement borrowing rate we would incur for financing specific fixed-rate Agency RMBS. As a result of our investment in TBA securities, our leverage including the implied off-balance sheet financing of TBA securities of $416.3 million as of June 30, 2017 increased to 6.0 times shareholders' equity as of June 30, 2017 from 5.8 times as of March 31, 2017 and as compared to 6.3 times as of December 31, 2016. We expect our leverage to increase further in the near term as we continue to expand our investment in fixed-rate MBS, including through TBA securities. During the second quarter of 2017, we also added interest rate swaps to adjust our hedging portfolio to an interest rate risk neutral position, given the projected increases in short-term interest rates remaining for 2017 and also given the increased interest rate risk we have assumed as a result of investing in fixed-rate Agency RMBS through the TBA market.

During the second quarter of 2017, comprehensive income to common shareholders of $2.3 million was comprised of net loss to common shareholders of $(10.1) million and other comprehensive income ("OCI") of $12.4 million. Net loss to common shareholders included net interest income of $16.1 million, an increase of approximately 8.3% from the first quarter of 2017. This increase in net interest income was driven primarily by an increase of $1.5 million in discount accretion resulting from principal payments received on a seasoned non-Agency CMBS and an increase of $0.7 million in net prepayment penalty compensation from CMBS and CMBS IO compared to the first quarter. These increases were partially offset by higher borrowing costs of $1.2 million as a result of increasing short-term interest rates. Net loss to common shareholders also included loss on derivative instruments, net of $(15.8) million driven primarily by a decrease in the fair value of our interest rate swaps as a result of lower swap rates which is discussed further in "Results of Operations" within this Item 2. Also included in loss on derivatives instruments, net is $1.7 million of income from TBA securities. The decline in the fair value of our derivative instruments was partially offset by an increase in the fair value of our MBS, which was recognized in OCI as an unrealized gain of $12.4 million.

Core net operating income to common shareholders (a non-GAAP measure) increased over 25% to $9.3 million for the second quarter of 2017 compared to $7.4 million for the first quarter of 2017 due to an increase of $1.9 million in adjusted net interest income (a non-GAAP measure). Adjusted net interest income benefited from the increase in prepayment penalty compensation from CMBS and CMBS IO, partially offset by higher borrowing costs, both as mentioned previously. Adjusted net interest income for the second quarter of 2017 also includes $1.4 million of drop income from our TBA securities, which is calculated as described above under “Company Overview”. Drop income was offset by $(1.4) million in net periodic interest costs from interest rate swaps. Net periodic interest costs increased $0.7 million for the second quarter of 2017 compared to the first quarter because we added effective interest rate swaps to mitigate the risk of higher funding costs for the remainder of 2017 as well as to mitigate increased interest rate risk related to our TBA securities. Management views drop income from TBA securities and net periodic interest costs from interest rate swaps as components of the net interest earnings from our investment portfolio. Please see "Non-GAAP Financial Measures" at the end of this "Executive Overview" for additional important information about these and other non-GAAP measures.

Book value per common share decreased $(0.14) to $7.38 as of June 30, 2017 from March 31, 2017 while increasing $0.20 from December 31, 2016. Book value for the second quarter of 2017 was negatively impacted by the under performance of assets versus our hedges, particularly our hybrid ARMs which tend to underperform in a flat yield curve environment. Book value during the first six months of 2017 has been favorably impacted by the increase in fair value of our CMBS and CMBS IO due to overall tighter credit spreads, which offset spread widening on RMBS during the same period. Economic return on book value was 0.5% for the second quarter of 2017 and 7.8% for the first half of 2017. Economic return on book value is calculated by dividing (i) the sum of dividends declared per common share and the change in book value per common share by (ii) beginning book value per common share.

Management Outlook

We expect our investment portfolio will continue growing during the remainder of 2017 as we believe investments in fixed-rate RMBS continue to offer more attractive risk-adjusted returns relative to other investments in the current environment. As our portfolio and leverage have increased (including the impact of the implied financing on our TBA investments), so has the risk to our capital in the event of increased market volatility or a rapid and sharp change in interest rates or the slope of the yield curve. We believe that global central bank policies are the dominating factors for interest rates and credit spreads, and global central banks are seeking to minimize market volatility to encourage recovery in global economic growth. Should market volatility increase, our book value is likely to decline, but we would view this volatility as a potential investment opportunity given our view regarding expected central bank behavior.

One potential cause of market volatility is the Federal Reserve's MBS and U.S. Treasury securities portfolio reinvestment strategy. The Federal Reserve has indicated that it will reduce reinvestment of proceeds that it receives on its Agency MBS and Treasury portfolios beginning in the near term. How the market will ultimately react to the reduced reinvestment activity is highly uncertain. The low volatility and tight market spread environment that exists today could potentially exacerbate the reaction to such an event.

Longer term we continue to believe that there are many tailwinds for our business model. Demographic trends in the U.S. are driving a significant increase in household formation, creating more demand in multifamily and single family housing. As government participation in the housing market shrinks, there will be an increased need for private capital and expertise in the housing finance system. Global demographic aging trends are driving demand for assets that generate income. Fundamentally, this supports the assets in which we invest and also could be a source of capital for us to potentially grow our portfolio. We also intend to capitalize on opportunities for investing capital as government and regulatory policies shift while realizing that such shifts may occur over a period of several years. We will also continue seeking ways to diversify funding sources if the regulatory environment becomes more favorable, and we will also actively manage our hedge instruments to attempt to mitigate the impact on our costs of funds if the Federal Funds rate continues to increase during 2017 as currently projected.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted interest expense, adjusted net interest income, and the related metrics adjusted cost of funds and adjusted net interest spread. Management views core net operating income to common shareholders as an estimate of the net interest earnings from our investments after operating expenses and preferred stock dividends. In addition to the reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest costs, drop income on TBA securities, general and administrative expenses (GAAP), and preferred dividends. Management includes drop income in core net operating income to common shareholders and in adjusted net interest income because TBA securities are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes periodic interest costs from its interest rate swaps, which are included in "gain (loss) on derivative instruments" on the Company's consolidated statements of comprehensive income, in adjusted net interest expense, and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the Company's borrowing costs from repurchase agreements, and including periodic interest costs from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers. Because these non-GAAP financial measures include or exclude, as applicable, certain items used to compute GAAP net income to common shareholders, GAAP net interest income, or GAAP interest expense, these non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, the Company's presentation of non-GAAP financial measures may not be comparable to other similarly-titled measures of other companies.

Schedules reconciling adjusted interest expense and adjusted net interest income to their related GAAP financial measures are provided within "Results of Operations". The following table presents a reconciliation of our GAAP net (loss) income to common shareholders to our core net operating income to common shareholders for the periods presented:

	Three Months Ended
($ in thousands, except per share amounts)	June 30, 2017	March 31, 2017
GAAP net (loss) income to common shareholders	$(10,073)	$6,616
Less:
Accretion of de-designated cash flow hedges (1)	(73)	(99)
Change in fair value of derivative instruments, net (2)	15,801	(790)
Loss on sale of investments, net	3,709	1,708
Fair value adjustments, net	(30)	(10)
Core net operating income to common shareholders	$9,334	$7,425

Weighted average common shares outstanding	49,218	49,176
Core net operating income per common share	$0.19	$0.15

(1)
Included in GAAP interest expense and relates to the accretion of the balance remaining in accumulated other comprehensive income as a result of our discontinuation of cash flow hedge accounting effective June 30, 2013.

(2)	Amount represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest costs related to these instruments.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three months ended June 30, 2017.

FINANCIAL CONDITION

As of June 30, 2017, our investment portfolio consisted of MBS with a fair value of $2.9 billion and a TBA position with a fair value of $414.6 million compared to an investment portfolio consisting entirely of MBS with a fair value of $3.2 billion as of December 31, 2016. The following table provides a summary of the amortized cost and fair value of our investment portfolio as of the periods indicated:

	June 30, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS	$1,366,371	$1,360,185	$1,239,203	$1,222,771
CMBS IO	752,861	764,081	757,892	754,546
RMBS	745,245	739,760	1,247,872	1,234,767
Total MBS	2,864,477	2,864,026	3,244,967	3,212,084
TBA securities (1)	416,312	414,644	—	—
Total MBS including TBA securities	$3,280,789	$3,278,670	$3,244,967	$3,212,084

(1)
TBA securities are accounted for as "derivative assets (liabilities)" on our consolidated balance sheet at their net carrying value which represents the difference between the market value and the cost basis of the TBA contract as of the end of the period.

CMBS

We increased our investment in Agency CMBS during the first six months of 2017 given the favorable return profile of fixed-rate investments in the current environment and their availability versus other investment opportunities. We sold approximately half of our non-Agency CMBS investments during the second quarter of 2017. These investments were collateralized with loans secured by single-family rental properties and were sold because of their lower returns on our invested capital given the net interest spread earned on these investments.

Activity related to our CMBS for the six months ended June 30, 2017 is as follows:

($ in thousands)	Agency CMBS	Non-Agency CMBS	Total
Balance as of December 31, 2016	$1,144,555	$78,216	$1,222,771
Purchases	214,224	—	214,224
Principal payments	(24,634)	(3,813)	(28,447)
Sales	(23,731)	(34,506)	(58,237)
Net (premium amortization) discount accretion	(2,320)	1,857	(463)
Change in fair value	12,524	(2,187)	10,337
Balance as of June 30, 2017	$1,320,618	$39,567	$1,360,185

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

	June 30, 2017			December 31, 2016
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$46,574	$43,225	38	$57,771	$53,161	34
2009 to 2012	157,162	161,265	28	193,061	198,916	33
2013 to 2014	20,408	20,799	88	42,760	43,176	95
2015	667,275	670,598	105	683,680	687,214	111
2016	254,509	256,353	116	254,781	256,736	122
2017	211,188	214,131	121	—	—	—
	$1,357,116	$1,366,371	98	$1,232,053	$1,239,203	97

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

As of June 30, 2017, the majority of the collateral underlying our non-Agency CMBS is comprised of multifamily properties. As mentioned above, the portion of our non-Agency CMBS collateralized with single-family rental properties were sold during the second quarter of 2017. The collateral underlying our non-Agency CMBS investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS was Maryland at 16% as of June 30, 2017 and Texas at 16.0% as of December 31, 2016.

CMBS IO

Activity related to our CMBS IO for the six months ended June 30, 2017 is as follows:

($ in thousands) (1)	Agency CMBS IO	Non-Agency CMBS IO	Total
Balance as of December 31, 2016	$411,898	$342,648	$754,546
Purchases	45,654	23,065	68,719
Sales	—	—	—
Premium amortization, net	(44,023)	(29,727)	(73,750)
Change in fair value	6,236	8,330	14,566
Balance as of June 30, 2017	$419,765	$344,316	$764,081

(1)	Amounts shown for CMBS IO represent premium only and exclude underlying notional balances.

Because income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools, our return on these investments may be negatively impacted by any change in scheduled cash flows such as modifications of the mortgage loans or involuntary prepayments including defaults, foreclosures, and liquidations on or of the underlying mortgage loans prior to its contractual maturity date. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, to address changes in market fundamentals and the composition of mortgage loans collateralizing an investment, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of June 30, 2017 by year of origination:

	June 30, 2017			December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010	$7,908	$8,126	16	$9,456	$9,858	19
2011	30,355	31,956	21	35,130	36,897	23
2012	84,781	86,403	24	102,378	103,675	27
2013	116,392	117,934	30	128,891	129,011	33
2014	188,462	190,814	37	201,802	200,260	39
2015	185,886	188,502	43	198,016	194,886	45
2016	87,566	88,370	50	82,219	79,959	87
2017	51,511	51,976	55	—	—	—
	$752,861	$764,081	38	$757,892	$754,546	42
(1) Remaining weighted average life ("WAL") represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Approximately 67% of the collateral underlying our non-Agency CMBS IO is comprised of retail, office, and multifamily properties as of June 30, 2017 and December 31, 2016. The following charts present the property type of the collateral underlying our non-Agency CMBS IO as of the dates indicated:
The collateral underlying our non-Agency CMBS IO investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS IO was California at 14% as of June 30, 2017, unchanged compared to December 31, 2016. The following charts present the geographic diversification of the collateral underlying our non-Agency CMBS IO by the top 5 states as of the dates indicated:

RMBS

Since December 31, 2016, we have sold approximately 27% of the amortized cost of our variable-rate Agency RMBS portfolio and began using TBA contracts as a means of investing in and financing fixed-rate Agency RMBS during the second quarter of 2017. We decreased our position in hybrid Agency RMBS as we expect these assets to underperform other asset classes in a flat yield-curve environment and to deploy available capital into investments with better risk adjusted returns such as TBA securities. We invested in TBA securities rather than specified fixed-rate pools because the financing rate implicit in the TBA securities was lower than the repurchase agreement borrowing rate for financing specified pools during the second quarter of 2017. We evaluate the economics of TBA securities versus specified pools on an on-going basis as we choose where to allocate our capital. We also sold the majority of our non-Agency RMBS portfolio during the second quarter of 2017 because these investments were generally within a year of their expected maturity. We will use the capital generated from these sales to invest in longer duration assets at higher yields.

The following table summarizes our RMBS investments including TBA securities as of the dates indicated:

	June 30, 2017			December 31, 2016
($ in thousands)	Par Value	Amortized Cost/Cost Basis (1)(3)	Fair Value (2)(3)	Par Value	Amortized Cost	Fair Value
Variable-rate Agency RMBS by MTR:
0-12 MTR	$155,692	$163,330	$164,059	$335,476	$355,069	$353,887
13-36 MTR	71,892	75,170	74,890	225,272	237,642	235,137
37-60 MTR	261,333	272,406	269,776	151,578	160,948	157,945
Greater than 60 MTR	226,098	233,183	229,859	444,932	460,665	454,236
Total variable-rate Agency RMBS	$715,015	$744,089	$738,584	$1,157,258	$1,214,324	$1,201,205

30-year fixed-rate TBA securities by coupon:
3.0%	$100,000	$100,656	$99,867	$—	$—	$—
4.0%	300,000	315,656	314,777	—	—	—
Total TBA securities	$400,000	$416,312	$414,644	$—	$—	$—

Total RMBS including TBA securities	$1,115,015	$1,160,401	$1,153,228	$1,157,258	$1,214,324	$1,201,205

(1)	Cost basis of TBA securities represents the forward price to be paid for the underlying Agency MBS as if settled.

(2)	Fair value of TBA securities is the current market value of the TBA contract and represents the estimated fair value of the underlying Agency security as of the end of the period.

(3)
The net carrying value of TBA securities, which is the difference between the market value and the cost basis of the TBA securities, was $(1.7) million as of June 30, 2017 and is included on the consolidated balance sheet within "derivative liabilities".

Activity related to our RMBS for the six months ended June 30, 2017 is as follows:

($ in thousands)	Agency RMBS		Non-Agency RMBS	Total
Balance as of December 31, 2016	$1,201,205		$33,562	$1,234,767
Purchases	—		—	—
Principal payments	(132,978)		(16,045)	(149,023)
Sales	(330,289)	—	(16,365)	(346,654)
Net (premium amortization) discount accretion	(6,969)		18	(6,951)
Change in fair value	7,615		6	7,621
Balance as of June 30, 2017	$738,584		$1,176	$739,760

As of June 30, 2017, the weighted average coupon for our Agency RMBS portfolio was 2.98% compared to 3.05% as of December 31, 2016. The majority of our variable-rate Agency RMBS portfolio resets based on one-year LIBOR, which was approximately 1.74% as of June 30, 2017 compared to 1.69% as of December 31, 2016. Of these investments, approximately 22% will reset their coupon within the next twelve months at a weighted average margin of 1.81% above one-year LIBOR. The underlying mortgage loans for variable-rate RMBS are subject to periodic interest rate caps which limit the amount by which the security’s coupon rate may change during any given period and lifetime interest rate caps which limit the maximum interest rate on the loans collateralizing these securities. The weighted average periodic interest rate cap for our variable-rate Agency RMBS portfolio was 4.48% and 4.41% as of June 30, 2017 and December 31, 2016, respectively, and the weighted average lifetime periodic interest rate cap was 8.20% and 8.46% as of June 30, 2017 and December 31, 2016, respectively.

Derivative Assets and Liabilities

We use interest rate swaps to hedge our earnings and book value exposure to fluctuations in interest rates. We regularly monitor and adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio, shifts in the yield curve, and our expectations with respect to the future path of interest rates and interest rate volatility.
We also utilize TBA contracts as a means of investing in and financing fixed-rate Agency RMBS. These forward contracts are accounted for as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA contract that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA contract will not settle in the shortest time period possible. Please refer to "RMBS" above for additional information about TBAs.

    The following graphs present the effective notional balance outstanding and net weighted average pay-fixed rate for our interest rate swaps for the periods indicated:

During the six months ended June 30, 2017, we added interest rate swaps with a combined notional of $2.8 billion at a weighted average net pay-fixed rate of 1.42% and we terminated $1.0 billion in interest rate swaps with a weighted average net pay-fixed rate of 0.72%. Additionally, we had $0.2 million of interest rate swaps mature during the six months ended June 30, 2017 with a weighted average net pay-fixed rate 0.92%. Our adjustments to the hedging portfolio were made in response to many market factors including, but not limited to, changes in our investment allocations, investing in TBA securities, shifts in the yield curve, and expectations with respect to the future path of interest rates and interest rate volatility, which is discussed further in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this Quarterly Report on Form 10-Q.
The following table summarizes the activity related to our interest rate swaps during the six months ended June 30, 2017:

Six Months Ended
($ in thousands)	June 30, 2017
Balance as of December 31, 2016 (1)	$21,612
Net receipt on termination	(3,824)
Periodic net cash payments	(4,391)
Settlement of variation margin (2)	4,195
Change in fair value	(15,376)
Accrued interest payable	(1,968)
Balance as of June 30, 2017 (1)	$248

(1)
Represents the net amount recorded in "derivative assets (liabilities)" on the Company's consolidated balance sheets as of period indicated and excludes amounts related to TBA contracts which are also recorded in "derivative assets (liabilities)".

(2)	As of January 2017 margin requirements from fluctuations in fair value of the Company's cleared interest rate swaps are settled daily with the Chicago Mercantile Exchange ("CME").

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$—	$—	$—	$35,405	$35,313	$32,266
AA	14,051	14,051	9,509	14,127	14,105	11,665
A	18,492	18,493	6,571	18,614	18,549	15,831
Below A/Not Rated	7,024	6,390	15,327	10,070	9,873	7,119
	$39,567	$38,934	$31,407	$78,216	$77,840	$66,881

Non-Agency CMBS IO:
AAA	$286,582	$286,575	$244,276	$290,092	$289,608	$246,412
AA	46,531	45,822	39,605	46,986	45,995	40,026
A	772	772	675	—	—	—
Below A/Not Rated	10,431	10,431	9,169	5,570	5,536	4,761
	$344,316	$343,600	$293,725	$342,648	$341,139	$291,199

Non-Agency RMBS:
Below A/Not Rated	$1,176	$—	$—	$33,562	$31,952	$26,149
	$1,176	$—	$—	$33,562	$31,952	$26,149

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as "Interest Expense and Cost of Funds" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our borrowings.

Shareholder's Equity

Shareholder's equity increased 6.4% during the first six months of 2017 primarily due to an increase of $32.5 million in the fair value of MBS, which is recorded in accumulated other comprehensive loss. The increase in the fair value of MBS since December 31, 2016 resulted primarily from credit spread tightening. The following table provides the accumulated unrealized holding gains (losses) by type of MBS and the remaining balance of de-designated cash flow hedges as of the periods indicated:

($ in thousands)	June 30, 2017	December 31, 2016
Agency CMBS	$(9,771)	$(22,295)
Non-Agency CMBS	3,280	5,467
Agency CMBS IO	6,397	161
Non-Agency CMBS IO	4,823	(3,507)
Agency RMBS	(5,505)	(13,119)
Non-Agency RMBS	20	14
De-designated cash flow hedges	499	670
Accumulated other comprehensive loss	$(257)	$(32,609)

During the six months ended June 30, 2017, we issued 776,721 shares of Series B Preferred Stock under our preferred stock ATM program at a discount of approximately 6.2% to the liquidation value of $25.00 per share. Cash proceeds were $18.2 million, net of 2% broker commissions and other fees. We used the cash proceeds primarily to increase our interest earnings assets during the six months ended June 30, 2017.

On March 31, 2017, the Company entered into an amended and restated equity distribution agreement pursuant to which the Company may offer and sell up to 7,416,520 shares of common stock of the Company from time to time through its sales agent in at-the-market ("ATM") offerings. We did not issue any shares of common pursuant to this agreement during the six months ended June 30, 2017.

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

Interest Income and Effective Yields on MBS

Interest income includes gross interest earned from the coupon rate on the securities, premium amortization and discount accretion, and other interest income resulting from prepayment penalty income or other yield maintenance items on CMBS and CMBS IO securities. Effective yields are calculated by dividing the sum of gross interest income and scheduled premium amortization/discount accretion (both of which are annualized for any reporting period less than 12 months) and prepayment compensation and premium amortization/discount accretion adjustments (collectively, "prepayment adjustments"), which are not annualized, by the average balance of investments outstanding during the reporting period. Premium amortization/discount accretion adjustments occur when we change our prepayment projections and when actual prepayments differ from previously projected prepayments. Because prepayment adjustments amounts are not annualized, they receive less weight when calculating effective yield as a percentage of the average balance than gross interest income and scheduled amortization. The following table presents details on average balances, interest income, and effective yields of MBS for the periods indicated:

	Three Months Ended
	June 30,
	2017		2016
($ in thousands)	Amount	Yield	Amount	Yield

CMBS:
Coupon and scheduled amortization	$9,820	2.92%	$8,072	3.27%
Prepayment adjustments (1)	2,015	0.15%	77	0.01%
	$11,835	3.07%	$8,149	3.28%
Average balance (2)	$1,331,664		$979,664

CMBS IO:
Coupon and scheduled amortization	$6,994	3.70%	$6,980	3.75%
Prepayment adjustments (1)	1,312	0.17%	560	0.08%
	$8,306	3.87%	$7,540	3.83%
Average balance (2)	$756,367		$744,300

RMBS:
Coupon and scheduled amortization	$4,920	1.97%	$7,163	1.92%
Prepayment adjustments (1)	(477)	(0.05)%	(269)	(0.02)%
	$4,443	1.92%	$6,894	1.90%
Average balance (2)	$1,001,175		$1,495,619

Total MBS interest income and effective yield:	$24,584	2.89%	$22,583	2.76%

Total average balance (2):	$3,089,206		$3,219,583

	Six Months Ended
	June 30,
	2017		2016
	Amount	Yield	Amount	Yield
CMBS:
Coupon and scheduled amortization	$19,016	2.94%	$16,338	3.25%
Prepayment adjustments (1)	2,079	0.16%	1,170	0.03%
	$21,095	3.10%	$17,508	3.28%
Average balance (2)	$1,286,511		$996,667

CMBS IO:
Coupon and scheduled amortization	$14,217	3.76%	$14,384	3.79%
Prepayment adjustments (1)	2,410	0.31%	817	0.21%
	$16,627	4.07%	$15,201	4.00%
Average balance (2)	$756,998		$761,806

RMBS:
Coupon and scheduled amortization	$10,648	1.95%	$14,836	1.91%
Prepayment adjustments (1)	(1,629)	(0.15)%	(122)	(0.01)%
	$9,019	1.80%	$14,714	1.90%
Average balance (2)	$1,094,378		$1,554,362

Total MBS interest income and effective yield:	$46,741	2.88%	$47,423	2.80%

Total average balance (2):	$3,137,887		$3,312,835

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

Interest income from MBS for the three months ended June 30, 2017 increased compared to the three months ended June 30, 2016 due to higher prepayment penalty income from CMBS and CMBS IO for the three months ended June 30, 2017 while interest income from MBS for the six months ended June 30, 2017 decreased compared to the same period in 2016 due to a lower average balance in the portfolio during the six months ended June 30, 2017. The following tables present the estimated impact of changes in average balances, yields, and prepayment adjustments on interest income by type of MBS for the periods indicated:

	Three Months Ended
	June 30, 2017 vs. June 30, 2016
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
CMBS	$3,686	$1,808	$(60)	$1,938
CMBS IO	766	100	(86)	752
RMBS	(2,451)	(2,365)	122	(208)
Total	$2,001	$(457)	$(24)	$2,482

	Six Months Ended
	June 30, 2017 vs. June 30, 2016
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
CMBS	$3,587	$2,797	$(119)	$909
CMBS IO	1,426	(92)	(75)	1,593
RMBS	(5,695)	(4,425)	237	(1,507)
Total	$(682)	$(1,720)	$43	$995

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and prepayment compensation, net of amortization for CMBS and CMBS IO.

Interest income from CMBS increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 due to a higher average balance and higher prepayment penalty income while the effective yield earned on our CMBS portfolio was lower for three and six months ended June 30, 2017 due primarily to lower average coupons on our current CMBS portfolio versus the same periods in the prior year.

Interest income and effective yield for CMBS IO for the three and six months ended June 30, 2017 increased compared to the three and six months ended June 30, 2016 due to an increase in prepayment penalty income for the three and six months ended June 30, 2017 versus the same periods in 2016.

Interest income declined on RMBS for the three and six months ended June 30, 2017 primarily due to a decrease in the average balance of approximately (33)% and (30)% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. In addition, premium amortization adjustments on RMBS increased for the three and six months ended June 30, 2017 primarily as a result of higher than projected prepayments on Agency RMBS during the period. The rate at which we amortize the premiums on Agency RMBS is impacted by actual and forecasted prepayments, which is measured by the constant prepayment rate ("CPR") for Agency RMBS. The following graph shows our actual 3 month average CPRs for Agency RMBS for the periods indicated:

Interest Expense and Cost of Funds

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
Interest expense on repurchase agreement borrowings	$8,763	$5,813	$16,359	$11,641
Interest expense on FHLB advances	—	339	—	775
Accretion of de-designated cash flow hedges (1)	(73)	(80)	(172)	(53)
Non-recourse collateralized financing	24	28	46	47
Total interest expense	$8,714	$6,100	$16,233	$12,410

Average balance of repurchase agreements	$2,753,019	$2,645,431	$2,798,125	$2,667,032
Average balance of FHLB advances	—	263,000	—	330,780
Average balance of non-recourse collateralized financing	6,003	8,001	6,180	8,149
Average balance of borrowings	$2,759,022	$2,916,432	$2,804,305	$3,005,961
Cost of funds (2)	1.25%	0.83%	1.15%	0.82%

(1)
Amount recorded in accordance with GAAP related to accretion or amortization of the balance remaining in accumulated other comprehensive income as a result of our discontinuation of cash flow hedge accounting effective June 30, 2013.

(2)	Cost of funds is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period.

The following table presents the estimated impact of the change in average balances and borrowing rates of secured borrowings and other differences in interest expense for the comparative periods presented:

($ in thousands)	Three Months Ended June 30, 2017 vs. June 30, 2016	Six Months Ended June 30, 2017 vs. June 30, 2016
Change in borrowing rates on repurchase agreements and FHLB advances	$2,940	$4,752
Change in average balance of repurchase agreements and FHLB advances	(329)	(809)
Decrease (increase) in accretion of de-designated cash flow hedges	7	(119)
Decrease in non-recourse collateralized financing and other interest expense	(4)	(1)
Total change in interest expense	$2,614	$3,823

Increases in interest expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 was due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based primarily on one-month LIBOR which averaged 0.94% and 1.06% for the three and six months ended June 30, 2017 compared to 0.44% for both the three and six months ended June 30, 2016.

Adjusted Interest Expense

Because we use derivative instruments as economic hedges of our interest rate risk exposure, management considers net periodic interest costs from derivative instruments to be an additional cost of financing investments. As such, management uses the non-GAAP financial measure "adjusted interest expense" which includes the net periodic interest costs of our effective derivative instruments excluded from GAAP interest expense. Please read the section "Non-GAAP Financial Measures" at the end of "Executive Overview" in Part 1, Item 2 of this Quarterly Report on Form 10-Q for additional information. The table below presents the reconciliation of GAAP interest expense to our adjusted interest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
Interest expense	$8,714	$6,100	$16,233	$12,410
Add: net periodic interest costs of derivative instruments (1)	1,352	486	1,968	2,166
Less: de-designated hedge accretion (2)	73	80	172	53
Adjusted interest expense	$10,139	$6,666	$18,373	$14,629

1)	Amounts represent net periodic interest costs on effective interest rate swaps outstanding during the period and exclude termination costs and changes in fair value.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to accretion of the balance remaining in accumulated other comprehensive income as a result of our discontinuation of cash flow hedge accounting effective June 30, 2013.

Of the $1.4 million in net periodic interest costs incurred during the second quarter, $0.4 million relates to interest rate swaps we added to our hedging portfolio in order to mitigate the potential impact of changing interest rates on our TBA securities.

Net Interest Income and Net Interest Spread

The tables below present net interest income and net interest spread for our interest-earning assets and interest-bearing liabilities for the periods indicated:.

	Three Months Ended
	June 30,
	2017		2016
($ in thousands)	Amount	Yield	Amount	Yield
Interest income	$24,856	2.90%	$22,816	2.77%
Interest expense	8,714	1.25%	6,100	0.83%
Net interest income/spread	16,142	1.65%	16,716	1.94%

Average interest earning assets (1)	$3,107,014		$3,242,413
Average balance of borrowings (2)	$2,759,022		$2,916,432

	Six Months Ended
	June 30,
	2017		2016
($ in thousands)	Amount	Yield	Amount	Yield
Interest income	$47,275	2.89%	$47,905	2.81%
Interest expense	16,233	1.15%	12,410	0.82%
Net interest income/spread	$31,042	1.74%	$35,495	1.99%

Average interest earning assets (1)	$3,156,247		$3,336,146
Average balance of borrowings (2)	$2,804,305		$3,005,961

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and non-recourse collateralized financing.

Adjusted Net Interest Income

Drop income from TBA securities and net periodic interest costs from interest rate swaps effective during the period are included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income. Drop income is the difference in price between the near settling TBA contract and the price for the same contract with a later settlement date. Management believes drop income represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also views net periodic interest costs from interest rate swaps used to hedge interest rate risk as an additional cost of using repurchase agreements to finance its investments. As such, management includes drop income from TBA securities and net periodic interest costs from interest rate swaps in a non-GAAP financial measure "adjusted net interest income". The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
Net interest income	$16,142	$16,716	$31,042	$35,495
Add: drop income	1,351	—	1,351	—
Add: net periodic interest costs (1) (2)	(1,352)	(486)	(1,967)	(2,166)
Less: de-designated hedge accretion (3)	(73)	(80)	(172)	(53)
Adjusted net interest income	$16,068	$16,150	$30,254	$33,276

(1)	Amounts represent net periodic interest costs on effective interest rate swaps outstanding during the period and exclude termination costs and changes in fair value.

(2)	Amount related to interest rate swaps hedging TBA position was $475 for the three months ended June 30, 2017.

(3)
Amount recorded in accordance with GAAP related to accretion of the balance remaining in accumulated other comprehensive income as a result of our discontinuation of cash flow hedge accounting effective June 30, 2013.

The adjustments to net interest income shown in the table above result in an adjusted net interest spread of 1.50% for the three months ended June 30, 2017, which is calculated by including the implied yield and implied financing cost on the TBA securities in the calculation of both the investment yield and financing cost.

Loss on Derivative Instruments, Net

The following table provides information on the components of our "loss on derivative instruments, net" for the periods indicated:

	Three Months Ended
	June 30,
($ in thousands)	2017			2016
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)(2)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Interest rate swaps	$(1,352)	$(16,167)	$(17,519)	$(486)	$(11,625)	$(12,111)
TBA securities	—	1,717	1,717	—	—	—
Eurodollar futures	—	—	—	—	(4,186)	(4,186)
Loss on derivative instruments, net	$(1,352)	$(14,450)	$(15,802)	$(486)	$(15,811)	$(16,297)

	Six Months Ended
	June 30,
	2017			2016
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)(2)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Interest rate swaps	$(1,968)	$(15,376)	$(17,344)	$(2,166)	$(46,023)	$(48,189)
TBA securities	—	1,717	1,717	—	—	—
Eurodollar futures	—	—	—	—	(16,372)	(16,372)
Loss on derivative instruments, net	$(1,968)	$(13,659)	$(15,627)	$(2,166)	$(62,395)	$(64,561)

(1)
Changes in fair value for interest rate swaps and Eurodollar futures include unrealized gains (losses) from current and forward starting derivative instruments and realized gains (losses) from terminated derivative instruments.

(2)	Change in fair value for TBA securities includes unrealized gains (losses) from open TBA contracts and realized gains (losses) on terminated positions.

Changes in the fair value of interest rate swaps and Eurodollar futures and net periodic interest costs are impacted by changing market interest rates in any given period. In addition, because we continually monitor our hedge positioning and make changes based on our investment portfolio and related financings, management's view of the future path of interest rates, and where we believe hedges will be most effective in relation to our capital allocation and interest rate risk, gains and losses on derivative instruments will also fluctuate based on the notional amount, maturity, and interest rate of the derivative instruments held during the period. Because of the changes made to our hedging portfolio from one reporting period to the next, results of any given reporting period are generally not comparable to results of another.

During the three months ended June 30, 2017, the fair value of our derivatives decreased $(14.5) million as a result of lower swap rates (as shown in the Swap Rate Range graph under “Market Conditions and Recent Activity” within "Executive Overview"). Because we are "short" interest rate swaps (i.e., we pay a fixed rate of interest and receive a floating rate of interest based primarily on 3 month LIBOR), declines in swap rates result in reductions in the value of the interest rate swaps. During the quarter, we also terminated interest rate swaps on which we received net proceeds of $1.4 million. For the six months ended June 30. 2017, the fair value of derivatives declined $13.7 million also as a result of lower swap rates during that period, specifically on the intermediate and long end of the swap curve. Declines in fair value for the three and six months ended June 30, 2016 were greater as compared to the same periods in 2017 as a result of a larger declines in rates along the entire swap curve as well as changes in the composition of the hedging portfolio.

Net periodic interest costs for the three months ended June 30, 2017 were $0.9 million higher than the same period in 2016 due primarily to a larger average notional balance of effective interest rate swaps outstanding during the second quarter of 2017 compared to the second quarter of 2016 at a weighted average pay-fixed rate that was 37 basis points higher. Net periodic interest costs for the six months ended June 30, 2017 were $0.2 million lower than the same period in 2016. This was primarily a result of the variable payments received from our pay-fixed interest rate swaps increasing significantly due to an increase in 3-month LIBOR of approximately 65 basis points, which more than offset both payments made under our pay-fixed interest rate swaps and the increase in average notional balance outstanding.
The table below provides the average notional balances and weighted average net pay-fixed rates of our interest rate swaps effective during the periods indicated (i.e., excluding forward-starting interest rate swaps):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
Average notional balance	$2,057,912	$409,945	$1,677,348	$673,269
Weighted average net pay-fixed rate	1.30%	0.93%	1.25%	1.15%

As mentioned previously, we execute TBA dollar roll transactions which effectively delay the settlement of a forward purchase of an Agency RMBS by entering into an offsetting short position (referred to as a "pair off"), net settling the paired-off positions in cash, and simultaneously entering a similar TBA contract for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as “drop income” is the economic equivalent of net interest interest income on the underlying Agency securities over the roll period (interest income less implied financing cost). The average if-settled cost basis of the TBA securities, which represents the basis on which we earned drop income during the three months ended June 30, 2017, and the related drop income are presented in the following table:

	Three Months Ended
	June 30, 2017
($ in thousands)	Average Cost Basis	Drop Income (1)
TBA securities:
3.0% 30-year	$86,659	$442
4.0% 30-year	173,183	909
Total TBA securities	$259,842	$1,351

(1)	Drop income is recognized in "gain (loss) on derivatives, net" on our consolidated statements of comprehensive income.

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	June 30,
	2017		2016
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$271,417	$(5,524)	$10,584	$(297)
Agency CMBS	23,731	574	—	—
Non-Agency CMBS	34,506	1,199	—	—
Non-Agency RMBS	16,365	42	—	—
	$346,019	$(3,709)	$10,584	$(297)

	Six Months Ended
	June 30,
	2017		2016
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$330,289	$(7,232)	$57,187	$(3,010)
Agency CMBS	23,731	574	—	—
Non-Agency CMBS	34,506	1,199	34,869	(1,228)
Non-Agency RMBS	16,365	42	—	—
	$404,891	$(5,417)	$92,056	$(4,238)

Our sales of MBS, particularly Agency RMBS, increased during the three and six months ended June 30, 2017 compared to the same periods in 2016 as we continued to shift our portfolio composition toward fixed rate Agency MBS primarily through purchases of TBA securities which offered better returns than specified pools.

General and Administrative Expenses

Compensation and benefits expense was $0.2 million higher for both the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily from the timing of bonus payments in 2017. Other general and administrative expenses were $0.3 million and $0.4 million higher for the three and six months ended June 30, 2017 compared to the same periods in 2016 due primarily to higher legal expenses related to a lawsuit filed in 2017 which is discussed in more detail below in "Legal Proceedings.".

Other Comprehensive Income

The following table provides detail on the changes in fair value by type of MBS which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
Agency CMBS	$9,532	$12,738	$12,524	$41,319
Non-Agency CMBS	(1,875)	821	(2,187)	2,413
Agency CMBS IO	1,201	1,574	6,236	2,570
Non-Agency CMBS IO	1,702	4,502	8,330	3,701
Agency RMBS	1,925	3,178	7,615	14,314
Non-Agency RMBS	(37)	214	6	412
Unrealized gain on available-for-sale investments	$12,448	$23,027	$32,524	$64,729

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements. We use our liquidity to purchase investments and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to post initial margin and variation margin on our repurchase agreements and derivative transactions, including TBA contracts, when required under the terms of the related agreements.We may also use liquidity to repurchase shares of our stock.

Our liquid assets fluctuate based on our investment activities and changes in the fair value of our MBS and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). We measure, manage, and forecast our liquidity on a daily basis. Our available liquid assets include unrestricted cash and cash equivalents, unencumbered Agency MBS, and certain unencumbered non-Agency MBS that can be pledged as collateral for margin calls or converted reasonably quickly into cash. As of June 30, 2017, our available liquid assets were $218.5 million, which consisted of unrestricted cash and cash equivalents of $100.9 million and unencumbered Agency MBS of $117.6 million, compared to $138.1 million as of December 31, 2016.

We perform sensitivity analysis on our liquidity based on changes in the fair value of our investments due to changes in interest rates, credit spreads, lender haircuts and prepayment speeds as well as changes in the fair value of our derivative instruments due to changes in interest rates. In performing this analysis we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analysis is to assess the adequacy of our liquidity to withstand potential adverse events. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to 8 times our shareholders' equity. Our total liabilities decreased to 5.2 times shareholders' equity as of June 30, 2017 from 6.3 times as of December 31, 2016 due to lower total liabilities and higher total shareholders' equity. Our total liabilities declined during the first six months of 2017 primarily because we paid off secured borrowings used to finance investments that we sold during the first six months of 2017 at a quicker rate than we financed new MBS purchases, the impact of which was also reduced by our allocation of capital into investments in TBA securities which have implied financing (i.e., off-balance sheet financing) rather than associated repurchase agreement financing. Our total shareholders' equity increased primarily as a result of the increase in fair value of MBS recorded in accumulated other comprehensive loss as well as issuances of Series B Preferred Stock through our preferred stock ATM program during the six months ended June 30, 2017.

Management also evaluates leverage by adding our TBA position at cost (if settled), which was $416.3 million as of June 30, 2017, to our total liabilities resulting in an adjusted leverage of 6.0 times shareholders' equity. Management intends to limit adjusted leverage, inclusive of the implied financing associated with investing in TBA securities, to no more than 8 times our shareholders’ equity, which is the enterprise level leverage limit in our current operating policies, discussed above. Our TBA dollar roll transactions represent a form of off-balance sheet financing. We will generally enter into an offsetting position and net settle the paired off position in cash. However, under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months, and we may need to take or make physical delivery of the underlying securities. If we were required to settle a long TBA contract by taking physical delivery of the underlying RMBS, we would have to fund our total purchase commitment with cash or other financing sources, and our liquidity position could be negatively impacted.

The following table presents information regarding the balances of our repurchase agreement borrowings and our net TBA position for the periods indicated:

	Repurchase Agreements			Net TBA Position (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
June 30, 2017	$2,540,759	$2,753,019	$2,826,005	$416,312	$259,842
March 31, 2017	2,825,945	2,843,733	2,913,617	—	—
December 31, 2016	2,898,952	2,768,769	2,938,745	—	—
September 30, 2016	2,478,278	2,536,562	2,599,491	—	—
June 30, 2016	2,600,480	2,645,431	2,722,019	—	—

(1)	Balance outstanding as of quarter end and average balance outstanding for the quarter ended for net TBA position are reported at cost (as if settled).

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

Repurchase Agreements

 Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of June 30, 2017, we had repurchase agreement borrowings outstanding with 18 of our 34 available repurchase agreement counterparties at a weighted average borrowing rate of 1.47% compared to 1.03% as of December 31, 2016. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Agency CMBS and RMBS	5.0%	5.0%	5.0%	5.1%	4.9%
Non-Agency CMBS and RMBS	18.0%	15.8%	16.3%	17.0%	15.8%
CMBS IO	15.0%	15.3%	15.4%	15.4%	15.5%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. This equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The following tables present the counterparties with whom we had greater than 5% of our equity at risk as of June 30, 2017 and December 31, 2016:

	June 30, 2017
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$371,660	$65,366
JP Morgan Securities, LLC	173,134	30,473
	$544,794	$95,839

	December 31, 2016
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$342,160	$62,041
JP Morgan Securities, LLC	597,394	38,770
South Street Financial Corporation	212,921	35,658
	$1,152,475	$136,469

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,787,404	$1,952,981	$2,105,337	$2,309,391
Asia	393,240	411,725	421,991	443,098
Europe	360,115	382,751	371,624	397,351
	$2,540,759	$2,747,457	$2,898,952	$3,149,840

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

Derivative Instruments

Our derivative instruments may require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of June 30, 2017, we had Agency MBS with a fair value of $0.6 million and cash of $45.4 million posted as credit support under these agreements.

As of June 30, 2017, approximately $160 million of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above. Currently, we do not believe we are subject to any covenants that materially restrict our hedging flexibility.
Our TBA contracts are subject to master securities forward transaction agreements published by the Securities Industry and Financial Markets Association as well as supplemental terms and conditions with each counterparty. Under the terms of these agreements, we may be required to pledge collateral to our counterparty when initiated or in the event the fair value of our TBA contracts declines and such counterparty demands collateral through a margin call. Declines in the fair value of TBA contracts are generally related to such factors as rising interest rates, increases in expected prepayment speeds, or widening spreads. Our TBA contracts generally provide that valuations for our TBA contracts and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA contract and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.

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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of approximately $89.8 million as of June 30, 2017. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2017	$21,516
2018	21,096
2019	16,858
2020 - 2026	12,031
$71,501

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. As of June 30, 2017, we estimated that approximately 71% of our common stock dividends declared during the six months ended June 30, 2017 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2017:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,540,759	$2,540,759	$—	$—	$—
Non-recourse collateralized financing (2)	5,977	1,703	2,249	1,241	784
Operating lease obligations	597	212	385	—	—
Total	$2,547,333	$2,542,674	$2,634	$1,241	$784
(1) Includes estimated interest payments calculated using interest rates in effect as of June 30, 2017.
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

Other Matters

As of June 30, 2017, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

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

•
Our financing strategy including our target leverage ratios, our use of off-balance sheet financing, and anticipated trends in financing costs, and our hedging strategy including changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our stock repurchase activity and the impact of stock repurchases;

•	Our use of and restrictions on using our tax NOL carryforward;

•	The status of pending litigation;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses, including related to the Company's repurchase agreements and derivative instruments;

•	The status of regulatory rule-making or review processes and the status of reform efforts and other business developments in the repurchase agreement financing market;

•	Market, industry and economic trends, how these trends and related economic data may impact the behavior of market participants and financial regulators; and

•	Market interest rates and market spreads.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in market factors. Our business strategy exposes us to a variety of market risks, including interest rate, spread, prepayment, reinvestment, credit, and liquidity risks. These risks can and do cause fluctuations in our comprehensive income and book value as discussed below.

Interest Rate Risk

Investing in interest-rate sensitive investments such as MBS and TBA securities subjects us to interest rate risk. Interest rate risk results from the mismatch between the duration of our assets versus the duration of our liabilities and hedges. With respect to MBS, mismatch in duration is usually the result of interest-rate reset or maturity dates and differing cash flow profiles of our assets versus our liabilities. Borrowing costs on our liabilities are generally based on prevailing short-term market rates and reset more frequently than interest rates on our assets. Changes in interest rates and changes in the forward curve also impact the market value of our investment portfolio and our derivative instruments (including TBA securities and interest rate swaps).

The measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the expected percentage change in market value of our investments and derivative instruments given a change in interest rates. The duration of our RMBS and TBA securities tend to increase when interest rates rise and decrease when interest rates fall, which is commonly referred to as negative convexity. This occurs because prepayments of the mortgage loans underlying the RMBS tend to decline when interest rates rise (which extends the life of the security) and increase when interest rates fall (which shortens the life of the security). The fair value of TBA securities react similarly to RMBS to changes in interest rates as they are derived from fixed-rate RMBS securities. CMBS and CMBS IO, however, generally have little convexity because the mortgage loans underlying the securities contain some form of prepayment protection provision (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) which create an economic disincentive for the loans to prepay.

We attempt to manage our exposure to changes in interest rates that results from the duration mismatch between our assets and liabilities by entering into interest rate swaps to hedge this risk. We manage interest rate risk within tolerances set by our Board of Directors. Our portfolio duration changes based on the composition of our investment portfolio and our hedge positions as well as market factors. We calculate our portfolio duration based on model projected cash flows, and such calculated duration can be an imprecise measure of actual interest rate risk. In the case of Agency RMBS and TBA securities, the primary input to the calculated duration is the anticipated prepayment speed of the underlying mortgage loans, which is sensitive to future interest rates and borrowers behavior. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments as well as the magnitude and the duration of the increase in interest rates. In addition, our Agency RMBS reset based on one-year LIBOR and have limits or caps on the initial, aggregate, or periodic amount that an interest rate may reset while our liabilities do not have interest rate reset caps. As of June 30, 2017, we had a positive net duration gap in our investment portfolio, which means our liabilities mature or reset sooner than our investments, and we had not fully hedged this difference. Therefore, increases in interest rates, particularly rapid increases, will negatively impact the market value of our investments, thereby reducing our book value. In addition to the information set forth in the tables below, see "Spread Risk" below for further discussion of the risks to the market value of our investments. For further discussion of the reset features of our hybrid ARMs, please refer to "Financial Condition-RMBS" within Part I, Item 2 of this Quarterly Report on Form 10-Q.

The table below shows the projected sensitivity of our net interest income plus net periodic interest costs on derivative instruments (excluding TBA securities) and the projected sensitivity of the market value of our investments and derivative instruments (including TBA securities) carried at fair value as they existed as of June 30, 2017 compared to March 31, 2017 based on an instantaneous parallel shift in market interest rates as set forth in the table below. Our derivative instruments include currently effective and forward-starting interest rate swaps. In light of the low interest rate environment at June 30, 2017, the only declining rate scenario that we present is a downward shift of 50 basis points.

Changes in types of our investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results. There can be no assurance that assumed events used for the model below will occur, or that other events will not occur, that will affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements.

	June 30, 2017		March 31, 2017
Parallel Shift in Interest Rates	Percentage change in market value (1)	Percentage change in net interest income plus net periodic interest costs (2)	Percentage change in market value (1)	Percentage change in net interest income plus net periodic interest costs (2)
+100	(0.49)%	11.56%	(0.34)%	(16.99)%
+50	(0.19)%	6.08%	(0.14)%	(8.03)%
-50	0.06%	(7.59)%	0.03%	6.27%

(1)
Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

(2)
Includes changes in net interest income plus net periodic interest costs from interest rate swaps recorded in "gain (loss) on derivatives instruments, net", but excludes implied financing costs related to TBA securities.

The adjustments we made to our hedging portfolio during the second quarter of 2017 have changed our projected impact on interest related earnings in an increasing interest rate environment from an expected decline as of March 31, 2017 to an increase as of June 30, 2017. We entered into approximately $1.0 billion of interest rate swaps when the yield curve flattened during the second quarter of 2017 in order to "lock-in" our financing costs over the near term in an attempt to avoid potential volatility in our net interest earnings related to changes in interest rates. We also entered $350.0 million of interest rate swaps to hedge the interest rate risk related to our TBA securities purchased during the second quarter of 2017.
Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the projected change in market value of our investment portfolio net of derivative instruments for instantaneous changes in the shape of the U.S. Treasury ("UST") curve (with similar changes to the interest rate swap curves) as of June 30, 2017 compared to March 31, 2017:

Basis point change in 2-year UST	Basis point change in 10-year UST	Percentage change in market value (1)
		June 30, 2017	March 31, 2017
+25	+50	(0.14)%	0.07%
+25	+0	(0.06)%	(0.23)%
+50	+25	(0.14)%	(0.28)%
+50	+100	(0.38)%	0.07%
-10	-50	—%	(0.26)%

(1)
Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Spread Risk

Spread risk is the risk of loss from an increase in the market spread between the yield on an investment versus its benchmark index. Changes in market spreads represent the market's valuation of the perceived riskiness of an asset relative to risk-free rates, and widening spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Market spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security or FOMC monetary policy. Likewise, most of our investments are fixed-rate or reset in rate over a period of time, and as interest rates rise, we would expect the market value of these investments to decrease.

Fluctuations in spreads typically vary based on the type of investment. In general, Agency MBS market spreads experience less volatility than non-Agency MBS spreads. This is due to the fact that market participants generally view Agency MBS, given their guarantee of principal by GSEs, as more liquid (i.e., more easily converted into cash) than non-Agency MBS. Sensitivity to changes in market spreads is derived from models that are dependent on various assumptions, and actual changes in market value in response to changes in market spreads could differ materially from the projected sensitivity if actual conditions differ from these assumptions.

The table below is an estimate of the projected change in our portfolio market value (including TBA securities) given the indicated change in market spreads as of June 30, 2017:

Basis Point Change in Market Spreads	Percentage change in market value of investments
	June 30, 2017	March 31, 2017
+50	(1.99)%	(2.26)%
+25	(1.00)%	(1.14)%
-25	1.01%	1.15%
-50	2.03%	2.32%

Prepayment and Reinvestment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective yield method under GAAP. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government policy and other factors beyond our control.

We have prepayment risk for all of our investments which we own at a premium to their par value. The majority of the loans underlying our RMBS are ARMs or hybrid ARMs and do not have any specific prepayment protection. Prepayments on these loans generally accelerate in a declining interest rate environment, as the loans age, and as the loans near their respective interest rate reset dates, particularly the initial reset date, or if expectations are that interest rates will rise in the future. Our prepayment models anticipate an acceleration of prepayments in these events. To the extent the actual prepayments exceed our modeled prepayments, or if we change our future prepayment expectations, we will record adjustments to our premium amortization which may negatively impact our net interest income and could impact the fair value of our RMBS.

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months until interest rate reset ("MTR")

or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$7,637	3.36%	$17,671	3.24%	$19,593	3.17%	$18,536	3.13%
13-36 MTR	3,278	3.14%	7,307	3.07%	12,369	3.18%	15,545	3.17%
37-60 MTR	11,074	3.07%	11,651	3.38%	10,441	3.51%	9,536	3.60%
> 60 MTR	7,085	2.57%	11,744	2.68%	14,663	2.73%	17,524	2.77%
Total	$29,074	2.98%	$48,373	3.04%	$57,066	3.05%	$61,141	3.04%
Par balance	$715,015		$1,033,735		$1,157,258		$1,239,856
Premium, net as a % of par value	4.1%		4.7%		4.9%		4.9%

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

($ in thousands)	June 30, 2017	December 31, 2016
Fannie Mae	$12,458	$18,957
Freddie Mac	407,307	392,941
Non-Agency CMBS IO	344,316	342,648
	$764,081	$754,546

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we own due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation. Agency RMBS and Agency CMBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on the MBS for which they have issued a guaranty of payment. Given the improved financial performance and conservatorship of these entities and the continued support of the U.S. government, we believe this risk is low. Since Agency CMBS IO represent the right to excess interest and not principal on the underlying loans, these securities have risk to liquidation and repayment if the underlying loan defaults and is liquidated.

We are exposed to credit risk on our non-Agency securities and we attempt to mitigate our credit risk through asset selection and by purchasing higher quality non-Agency MBS. Our non-Agency MBS are typically investment grade rated securities which we believe will have strong credit performance. We do not currently seek to purchase heavily discounted, credit sensitive MBS. The majority of our non-Agency securities are CMBS and CMBS IO and the return we earn on these securities is dependent on the credit performance of the underlying commercial loans. In particular, since investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, returns generally are more negatively impacted by liquidations of loans in the underlying loan pool.

The following table presents information on our non-Agency MBS by credit rating as of June 30, 2017:

	June 30, 2017
($ in thousands)	CMBS	CMBS IO	RMBS	Total	Percentage
AAA	$—	$286,582	$—	$286,582	74.4%
AA	14,051	46,531	—	60,582	15.7%
A	18,492	772	—	19,264	5.0%
Below A or not rated	7,024	10,431	1,176	18,631	4.9%
	$39,567	$344,316	$1,176	$385,059	100.0%

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

Our use of TBA dollar roll transactions as a means of investing in and financing Agency RMBS also exposes us to liquidity risk in the event that certain economic conditions make it uneconomical to roll our TBA dollar roll transactions prior to the settlement date. If we are unable to roll our TBA dollar roll transactions, we could have to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position or force us to sell assets under adverse conditions.

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries are parties to various legal proceedings. As of June 30, 2017, neither the Company nor any of its subsidiaries were a party to any material legal proceedings.

The Company was named as a defendant in a suit, case no. DC-17-04848 (the “Suit”), filed on April 26, 2017 in the 191st District Court of Dallas County, Texas, (the "Dallas County District Court") by Basic Capital Management, Inc., American Realty Trust, Inc. and Transcontinental Realty Investors, Inc. (together, the “Plaintiffs”). The Company removed the case to the United States District Court for the Northern District of Texas, and Plaintiffs have filed a motion to remand the case back to the Dallas County District Court. DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., was named as a co-defendant. As noted in previous filings, the Company and DCI were defendants in litigation filed by the Plaintiffs in 1999 regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. This litigation concluded in 2004 and after various appeals by the Plaintiffs, no judgment was entered against the Company. Final judgment in the principal amount of $46.5 million, including damages of $25.6 million and attorneys' fees and post-judgment interest of $20.9 million, was entered in the litigation against DCI (the “DCI Judgment”) in 2015. The Suit represents Plaintiffs’ attempt to enforce the DCI Judgment against the Company and alleges that the Company and DCI cooperated to fraudulently transfer DCI assets to the Company and to commit related acts to defraud the Plaintiffs with respect to recovery on the Judgment. The Suit also alleges that the Company and DCI are a single business enterprise. The Suit seeks monetary and exemplary damages, attorneys’ fees and other relief.

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

Other than as described above, to the Company’s knowledge, there are no threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial condition. There have been no material changes during the six months ended June 30, 2017 with respect to the garnishment action related to DCI discussed in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

We invest in to-be-announced forward contracts ("TBA") as a means of investing in and financing Agency RMBS. TBA contracts enable us to economically invest in Agency RMBS with implicit financing costs, even without owning the outright Agency RMBS. It could be uneconomical to roll our TBA contracts or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain terms and types of collateral, but the actual Agency RMBS to be delivered are not identified until shortly before the TBA settlement date. The Company executes TBA dollar roll transactions which effectively delay the settlement of a forward purchase of a TBA Agency RMBS by entering into an offsetting short position (referred to as a "pair off"), net settling the paired-off positions in cash, and simultaneously entering a similar TBA contract for a later settlement date. The Agency RMBS purchased for forward settlement are typically priced at a discount to Agency RMBS for settlement in the current month. This difference in price is referred to as "drop income" which is the economic equivalent of net interest income on the underlying Agency RMBS over the roll period (interest income less implied financing cost). Consequently, TBA dollar roll transactions represent a form of off-balance sheet financing and increase the total amount of leverage on our capital.

Under certain market conditions, TBA dollar roll transactions may result in negative net interest income whereby the Agency RMBS purchased for forward settlement under a TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Market conditions could also adversely impact the TBA dollar roll market, and in particular the announcement by the Federal Reserve of its intention to reduce its reinvestment in or to sell some or all of its holdings of Agency RMBS would likely adversely impact the TBA dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts and our trading counterparties may require us to post additional margin above the levels established by the MBSD. Negative income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

Our ability to invest in and dispose of TBA securities could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

We account for TBA securities and the related dollar roll transactions as purchases and sales. The Internal Revenue Code is unclear regarding whether TBA contracts are qualifying assets for the 75% asset test and whether income and gains from dispositions of TBA contracts are qualifying income for the 75% gross income test. In addition, there is uncertainty under the Code pursuant to the “5% asset test,” whereby ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets (excluding ownership of any taxable REIT subsidiaries). Given the uncertainty regarding the tax treatment of TBA securities, we will seek to limit our investment in TBA securities and any other non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter and will limit our investments in TBA securities with a single counterparty to no more than 5% of our total assets at the end of any calendar quarter. Further, we will attempt to limit our gains from dispositions of contracts for TBA transactions and any other non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to invest utilizing TBA securities and dollar roll transactions could be limited. If at some point in the future we receive a written opinion that TBA securities are more likely than not to be qualifying assets for the 75% asset test and to generate qualifying income for the 75% gross income test, we may subsequently increase our investment in TBA securities.

Moreover, even if we receive an opinion that TBA securities and the related transactions should be treated as qualifying assets or that income and gains from dispositions of TBA securities should be treated as qualifying income, the IRS could successfully challenge that position. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our TBA securities, together with our other non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter or if the value of our investments in TBA securities with a single counterparty exceeded 5% of our total assets at the end of any calendar quarter or (ii) our income and gains from the disposition of TBA securities, together with our other non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year. Any such penalty tax or failure to qualify as a REIT could adversely affect our business operations, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has been authorized by its Board of Directors to repurchase up to $40 million of its outstanding shares of common stock through December 31, 2018. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. During the three months ended June 30, 2017 the Company did not repurchase any shares of common stock under this repurchase authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws of the Company, effective as of May 16, 2017 (filed herewith).
10.18	Non-employee directors’ annual compensation for Dynex Capital, Inc. (filed herewith).
10.23.4
Amendment No. 4 to Master Repurchase and Securities Contract dated as of May 12, 2017 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.23.4 to Dynex’s Current Report on Form 8-K filed May 17, 2017).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statement of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 8, 2017	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	August 8, 2017	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)