Form 10-Q
period 2017-09-30
DYNEX CAPITAL INC
filed 2017-11-03
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Yes           ☐           No           ☒

On October 31, 2017, the registrant had 53,219,286 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $2,714,312 and $3,150,610, respectively)	$2,921,444	$3,212,084
Mortgage loans held for investment, net	16,523	19,036
Cash and cash equivalents	117,702	74,120
Restricted cash	43,987	24,769
Derivative assets	368	28,534
Receivable for securities sold	13,435	—
Principal receivable on investments	3,359	11,978
Accrued interest receivable	19,267	20,396
Other assets, net	7,193	6,814
Total assets	$3,143,278	$3,397,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,519,230	$2,898,952
Payable for unsettled securities	77,357	—
Non-recourse collateralized financing	5,706	6,440
Derivative liabilities	133	6,922
Accrued interest payable	2,720	3,156
Accrued dividends payable	11,620	12,268
Other liabilities	2,413	2,809
Total liabilities	2,619,179	2,930,547

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 5,665,101 and 4,571,937 shares issued and outstanding, respectively ($141,628 and $114,298 aggregate liquidation preference, respectively)	$135,828	$110,005
Common stock, par value $.01 per share, 200,000,000 shares authorized; 51,262,350 and 49,153,463 shares issued and outstanding, respectively	513	492
Additional paid-in capital	742,845	727,369
Accumulated other comprehensive income (loss)	5,886	(32,609)
Accumulated deficit	(360,973)	(338,073)
Total shareholders' equity	524,099	467,184
Total liabilities and shareholders’ equity	$3,143,278	$3,397,731
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income	$23,103	$21,135	$70,378	69,040
Interest expense	9,889	6,068	26,122	18,478
Net interest income	13,214	15,067	44,256	50,562

Gain (loss) on derivative instruments, net	5,993	2,409	(9,634)	(62,153)
Loss on sale of investments, net	(5,211)	—	(10,628)	(4,238)
Fair value adjustments, net	23	34	63	86
Other (loss) income, net	(109)	545	(150)	898
General and administrative expenses:
Compensation and benefits	(2,070)	(1,736)	(6,356)	(5,829)
Other general and administrative	(1,529)	(1,619)	(5,620)	(5,288)
Net income (loss)	10,311	14,700	11,931	(25,962)
Preferred stock dividends	(2,808)	(2,294)	(7,885)	(6,882)
Net income (loss) to common shareholders	$7,503	$12,406	$4,046	$(32,844)

Other comprehensive income:
Unrealized gain on available-for-sale investments, net	$981	$769	$28,087	$61,260
Reclassification adjustment for loss on sale of investments, net	5,211	—	10,628	4,238
Reclassification adjustment for de-designated cash flow hedges	(48)	(99)	(220)	(152)
Total other comprehensive income	6,144	670	38,495	65,346
Comprehensive income to common shareholders	$13,647	$13,076	$42,541	$32,502

Net income (loss) per common share-basic and diluted	$0.15	$0.25	$0.08	$(0.67)
Weighted average common shares-basic and diluted	49,832	49,147	49,411	49,102
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	4,571,937	$110,005	49,153,463	$492	$727,369	$(32,609)	$(338,073)	$467,184
Stock issuance	1,093,164	25,884	2,048,288	21	14,474	—	—	40,379
Restricted stock granted, net of amortization	—	—	138,166	1	1,565	—	—	1,566
Adjustments for tax withholding on share-based compensation	—	—	(77,567)	(1)	(520)	—	—	(521)
Stock issuance costs	—	(61)	—	—	(43)	—	—	(104)
Net income	—	—	—	—	—	—	11,931	11,931
Dividends on preferred stock	—	—	—	—	—	—	(7,885)	(7,885)
Dividends on common stock	—	—	—	—	—	—	(26,946)	(26,946)
Other comprehensive income	—	—	—	—	—	38,495	—	38,495
Balance as of September 30, 2017	5,665,101	$135,828	51,262,350	$513	$742,845	$5,886	$(360,973)	$524,099
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income (loss)	$11,931	$(25,962)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease in accrued interest receivable	1,129	3,263
(Decrease) increase in accrued interest payable	(436)	420
Loss on derivative instruments, net	9,634	62,153
Loss on sale of investments, net	10,628	4,238
Fair value adjustments, net	(63)	(86)
Amortization of investment premiums, net	122,621	112,418
Other amortization and depreciation, net	983	1,186
Stock-based compensation expense	1,567	2,066
Increase in other assets and liabilities, net	(1,905)	(2,060)
Net cash and cash equivalents provided by operating activities	156,089	157,636
Investing activities:
Purchase of investments	(772,590)	(96,816)
Principal payments received on investments	248,298	337,719
Proceeds from sales of investments	792,984	94,033
Principal payments received on mortgage loans held for investment, net	2,641	3,709
Distributions received from limited partnership	—	10,835
Net receipts (payments) on derivatives, including terminations	11,743	(24,483)
Other investing activities	(214)	(105)
Net cash and cash equivalents provided by investing activities	282,862	324,892
Financing activities:
Borrowings under repurchase agreements	60,229,426	19,293,243
Repayments of repurchase agreement borrowings and FHLB advances	(60,609,148)	(19,661,384)
Principal payments on non-recourse collateralized financing	(747)	(1,443)
Proceeds from issuance of preferred stock	25,884	—
Proceeds from issuance of common stock	14,495	102
Cash paid for stock issuance costs	(61)	—
Cash paid for repurchases of common stock	—	(310)
Payments related to tax withholding for stock-based compensation	(521)	(485)
Dividends paid	(35,479)	(39,285)
Net cash and cash equivalents used in financing activities	(376,151)	(409,562)

Net increase in cash, cash equivalents, and restricted cash	62,800	72,966
Cash, cash equivalents, and restricted cash at beginning of period	98,889	85,125
Cash, cash equivalents, and restricted cash at end of period	$161,689	$158,091
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$26,766	$18,185
See notes to the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc., ("Company") was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company primarily earns income from investing on a leveraged basis in specified pools of Agency and non-Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only ("IO") securities that are issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies ("Agency MBS") and MBS issued by others ("non-Agency MBS"). We also invest in other types of mortgage-related securities, such as to-be-announced (“TBA”) forward contracts for the purchase or sale of generic (also referred to as "non-specified") pools of Agency MBS.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2017. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three or nine months ended September 30, 2017 or September 30, 2016.

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

The Company early adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. Because this ASU is to be applied retrospectively to each period presented, "net cash and cash equivalents used in financing activities" on the Company's consolidated statement of cash flows for the nine months ended September 30, 2016 now omits "increase in restricted cash" previously reported in the Quarterly Report on Form 10-Q for that period, and that increase is now included within "net increase in cash, cash equivalents, and restricted cash" for that period in order to conform to the current period's presentation.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of September 30, 2017 that sum to the total of the same such amounts shown on the Company's consolidated statement of cash flows for the nine months ended September 30, 2017:

September 30, 2017
Cash and cash equivalents	$117,702
Restricted cash	43,987
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$161,689

Mortgage-Backed Securities

The Company's investments in Agency and non-Agency RMBS, CMBS, and CMBS IO securities are designated as available-for-sale ("AFS") and are recorded at fair value on the Company's consolidated balance sheet. Changes in unrealized gain (loss) on the Company's MBS are reported in other comprehensive income ("OCI") until it is sold, matures, or is determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income ("AOCI") into net income as a realized "gain (loss) on sale of investments, net" using the specific identification method.

The Company’s MBS pledged as collateral against repurchase agreements and derivative instruments are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged as collateral disclosed parenthetically.

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or "IO", securities) and their contractual terms.  Premiums and discounts on the Company's Agency MBS as well as any non-Agency MBS rated 'AA' and higher at the time of purchase are amortized or accreted into interest income over the expected life of such securities using the effective yield method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company may also adjust premium amortization and discount accretion for changes in projected future cash payments. The Company's projections of future cash payments are based on input and analysis received from external sources and internal models, and include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets. The Company does not estimate future prepayments on its fixed-rate Agency RMBS.

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

A TBA security is a forward contract for the purchase or sale of a generic Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the TBA settlement date. The Company executes TBA dollar roll transactions which effectively delay the settlement of a forward purchase of a TBA Agency RMBS by entering into an offsetting short position (referred to as a "pair off"), net settling the paired-off positions in cash, and simultaneously entering a similar TBA contract for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as “drop income” is the economic equivalent of net interest income on the underlying Agency securities over the roll period (interest income less implied financing cost).

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs, which shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The amendments in this Update should be applied using the modified-retrospective transition approach and will require disclosures for the change in accounting principle. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which contains significant amendments to hedge accounting with the main objective of better aligning an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness as well as changes to current disclosure requirements. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. All transition requirements and elections will be applied to hedging relationships existing on the date of adoption. The effect of adoption will be reflected as of the beginning of the fiscal year of adoption, and the amended presentation and disclosure guidance is required only prospectively. The Company does not currently apply hedge accounting, but is evaluating the impact this ASU would have on its consolidated financial statements if the Company elects to adopt hedge accounting in the future.

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company's MBS are pledged as collateral for the Company's secured borrowings. The following tables present the Company’s MBS by investment type as of the dates indicated:

	September 30, 2017
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
CMBS:
Agency	$1,302,237	$12,688	1,314,925	$6,187	$(13,623)	1,307,489	2.99%
Non-Agency	40,780	(4,452)	36,328	2,877	—	39,205	5.48%
	1,343,017	8,236	1,351,253	9,064	(13,623)	1,346,694
CMBS IO (2):
Agency	—	394,380	394,380	7,592	(164)	401,808	0.63%
Non-Agency	—	322,735	322,735	6,254	(330)	328,659	0.61%
	—	717,115	717,115	13,846	(494)	730,467
RMBS:
Agency fixed-rate	522,099	19,163	541,262	—	(1,903)	539,359	3.52%
Agency adjustable-rate	294,254	11,011	305,265	1,263	(2,746)	303,782	3.05%
Non-Agency	1,113	—	1,113	49	(20)	1,142	6.75%
	817,466	30,174	847,640	1,312	(4,669)	844,283

Total AFS securities:	$2,160,483	$755,525	$2,916,008	$24,222	$(18,786)	$2,921,444

(1)	The weighted average coupon ("WAC") is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $14,253,392 and $11,061,377, respectively, as of September 30, 2017.

	December 31, 2016
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
CMBS:
Agency	$1,152,586	$13,868	$1,166,454	$6,209	$(28,108)	$1,144,555	3.12%
Non-Agency	79,467	(6,718)	72,749	5,467	—	78,216	4.72%
	1,232,053	7,150	1,239,203	11,676	(28,108)	1,222,771
CMBS IO (2):
Agency	—	411,737	411,737	3,523	(3,362)	411,898	0.67%
Non-Agency	—	346,155	346,155	1,548	(5,055)	342,648	0.61%
	—	757,892	757,892	5,071	(8,417)	754,546
RMBS:
Agency adjustable-rate	$1,157,258	$57,066	$1,214,324	$2,832	$(15,951)	$1,201,205	3.05%
Non-Agency	33,572	(24)	33,548	64	(50)	33,562	3.58%
	1,190,830	57,042	1,247,872	2,896	(16,001)	1,234,767

Total AFS securities:	$2,422,883	$822,084	$3,244,967	$19,643	$(52,526)	$3,212,084

(1)	The WAC is the gross interest rate of the pool of mortgages underlying the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $13,106,912 and $10,884,964, respectively, as of December 31, 2016.

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

The following table presents information regarding the sales included in "loss on sale of investments, net" on the Company's consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	September 30,
	2017		2016
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$393,502	$(5,160)	$—	$—
Agency CMBS	13,433	(51)	—	—
	$406,935	$(5,211)	$—	$—

	Nine Months Ended
	September 30,
	2017		2016
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$716,560	$(12,392)	$54,178	$(3,010)
Agency CMBS	206,993	523	—	—
Non-Agency CMBS	35,705	1,199	33,640	(1,228)
Non-Agency RMBS	16,407	42	—	—
	$975,665	$(10,628)	$87,818	$(4,238)

The following table presents certain information for those MBS in an unrealized loss position as of the dates indicated:

	September 30, 2017			December 31, 2016
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,377,438	$(13,201)	76	$1,738,094	$(38,469)	133
Non-Agency MBS	38,979	(151)	6	205,484	(2,773)	48

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$206,045	$(5,236)	17	$427,405	$(8,952)	72
Non-Agency MBS	15,749	(199)	11	81,660	(2,332)	26

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2017 and December 31, 2016 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of September 30, 2017 or December 31, 2016.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of September 30, 2017 and December 31, 2016 are summarized in the following tables:

	September 30, 2017			December 31, 2016
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency CMBS	$1,188,230	1.31%	$1,250,575	$1,005,726	0.82%	$1,095,002
Non-Agency CMBS	15,625	2.14%	18,365	66,881	1.63%	77,840
Agency CMBS IO	336,187	2.06%	389,637	346,892	1.57%	407,481
Non-Agency CMBS IO	279,981	2.15%	327,976	291,199	1.67%	341,139
Agency RMBS	695,841	1.31%	727,727	1,157,302	0.82%	1,191,147
Non-Agency RMBS	—	—%	—	26,149	1.98%	31,952
Securitization financing bond	3,366	2.58%	3,723	4,803	2.00%	5,278
Total repurchase agreements	$2,519,230	1.51%	$2,718,003	$2,898,952	1.03%	$3,149,839

The following table provides information on the remaining term to maturity and original term to maturity for the Company's repurchase agreements as of the periods indicated:

	September 30, 2017		December 31, 2016
Remaining Term to Maturity	Balance	WAVG Original Term to Maturity	Balance	WAVG Original Term to Maturity
Less than 30 days	$1,725,518	36	$2,480,213	58
30 to 90 days	793,712	89	418,739	87
Total	$2,519,230	53	$2,898,952	63

The following table lists the counterparties with whom the Company had over 10% of its shareholders' equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	September 30, 2017
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$349,965	2.10%	$57,992

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $343,780 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $400,000 and is scheduled to mature on May 12, 2019, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of September 30, 2017 was 2.10%.

As of September 30, 2017, the Company had repurchase agreement amounts outstanding with 18 of its 34 available repurchase agreement counterparties. The Company's counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company's REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants as of September 30, 2017.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2017 and December 31, 2016:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2017
Repurchase agreements	$2,519,230	$—	$2,519,230	$(2,519,230)	$—	$—

December 31, 2016:
Repurchase agreements	$2,898,952	$—	$2,898,952	$(2,898,952)	$—	$—

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

NOTE 4 – DERIVATIVES

     The Company's derivative instruments include interest rate swaps and TBA securities. The Company utilizes interest rate swaps to economically hedge a portion of its exposure to interest rate risk in order to mitigate declines in book value resulting from fluctuations in the fair value of the Company's assets from changing interest rates and to protect some portion of the Company's earnings from rising interest rates. The Company invests in TBA securities for the purchase or sale of Agency RMBS on a non-specified pool basis. TBA securities are forward contracts which are accounted for as derivative instruments; however, management views TBA securities as the economic equivalent of investing in and financing generic Agency fixed-rate RMBS through the repurchase agreement markets. Please refer to Note 1 for information related to the Company's accounting policy for its derivative instruments.

The table below summarizes information about the fair value by type of derivative instrument on the Company's consolidated balance sheets as of the dates indicated:

		September 30, 2017	December 31, 2016
Type of Derivative Instruments	Balance Sheet Location	Fair Value	Fair Value (1)
Interest rate swaps	Derivative assets	$368	$28,534
TBA securities	Derivative assets	—	—
		$368	$28,534

Interest rate swaps	Derivative liabilities	$—	$(6,922)
TBA securities	Derivative liabilities	(133)	—
		$(133)	$(6,922)

(1)
Refer to Note 1 regarding information on a change in the CME rulebook. Amounts reported on the consolidated balance sheet as of September 30, 2017 for its interest rate swaps reflect the netting of the derivative asset or liability with the related collateral received or posted, respectively. The net amounts comparable to September 30, 2017 for the derivative asset and derivative liabilities as of December 31, 2016 were $104 and $(576), respectively.

The following tables present information about the Company's interest rate swaps as of the dates indicated:

	September 30, 2017
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value
< 3 years	$3,110,000	1.39%	0.9	$368
>3 and < 6 years	1,160,000	1.66%	4.2	—
>6 and < 10 years	1,175,000	2.45%	8.1	—
Total	$5,445,000	1.68%	3.2	$368

	December 31, 2016
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value
< 3 years	$595,000	0.73%	2.3	$4,348
>3 and < 6 years	1,185,000	1.47%	4.3	8,631
>6 and < 10 years	1,250,000	2.42%	8.9	8,633
Total	$3,030,000	1.58%	5.3	$21,612

(1)
The net notional amounts included in the tables above represent pay-fixed interest rate swaps, net of receive-fixed interest rate swaps and include $2,425,000 and $2,725,000 of pay-fixed forward starting interest rate swaps as of September 30, 2017 and December 31, 2016, respectively.

(2) Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 1.34% and 0.73% as of September 30, 2017 and December 31, 2016, respectively.

The following table summarizes information about the Company's TBA securities as of September 30, 2017:

	September 30, 2017
	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
30-year 4.0% TBA securities	$650,000	$683,813	$683,680	$(133)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency MBS as if settled.

(3)	Market value is the current fair value of the TBA contract and represents the estimated fair value of the underlying Agency security as of the end of the period.

(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of the end of the period and is included on the consolidated balance sheets within "derivative assets (liabilities)".

The tables below summarize changes in our derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2016	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of September 30, 2017
Receive-fixed interest rate swaps	$425,000	$—	$(325,000)	$100,000
Pay-fixed interest rate swaps	3,455,000	3,010,000	(920,000)	5,545,000
TBA securities	—	3,814,000	(3,164,000)	650,000

The table below provides detail of the Company's "gain (loss) on derivative instruments, net" by type of derivative for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2017	2016	2017	2016
Receive-fixed interest rate swaps	$(99)	$(2,976)	$746	$11,301
Pay-fixed interest rate swaps	(611)	2,555	(18,799)	(59,912)
TBA securities	6,703	—	8,419	—
Eurodollar futures	—	2,830	—	(13,542)
Gain (loss) on derivative instruments, net	$5,993	$2,409	$(9,634)	$(62,153)

There is a net unrealized gain of $450 remaining in AOCI on the Company's consolidated balance sheet as of September 30, 2017 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company's net income as an adjustment to "interest expense" over the remaining contractual life of the agreements. The Company estimates a credit of $210 will be reclassified to net income as a reduction of "interest expense" within the next 12 months.

A portion of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements as described in Note 3. The Company was in compliance with all covenants with respect to bilateral agreements under which interest rate swaps were entered into as of September 30, 2017.

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2017 and December 31, 2016:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2017
Interest rate swaps	$368	$—	$368	$—	$—	$368
TBA securities	—	—	—	—	—	—
Derivative assets	$368	$—	$368	$—	$—	$368
December 31, 2016:
Interest rate swaps	$28,534	$—	$28,534	$(6,449)	$(22,085)	$—
TBA securities	—	—	—	—	—	—
Derivative assets	$28,534	$—	$28,534	$(6,449)	$(22,085)	$—

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2017
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	133	—	133	—	(63)	70
Derivative liabilities	$133	$—	$133	$—	$(63)	$70

December 31, 2016:
Interest rate swaps	$6,922	$—	$6,922	$(6,913)	$—	$9
TBA securities	—	—	—	—	—	—
Derivative liabilities	$6,922	$—	$6,922	$(6,913)	$—	$9

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

The following table presents the fair value of the Company’s financial instruments segregated by the hierarchy level of the fair value estimate that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2017
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$2,921,444	$—	$2,913,877	$7,567
Interest rate swaps	368	—	368	—
Total assets carried at fair value	$2,921,812	$—	$2,914,245	$7,567
Liabilities:
TBA securities	133	—	133	—
Total liabilities carried at fair value	$133	$—	$133	$—

	December 31, 2016
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets:
Mortgage-backed securities	$3,212,084	$—	$3,201,157	$10,927
Interest rate swaps	28,534	—	28,534	—
Total assets carried at fair value	$3,240,618	$—	$3,229,691	$10,927
Liabilities:
Interest rate swaps	$6,922	$—	$6,922	$—
Total liabilities carried at fair value	$6,922	$—	$6,922	$—

The fair value measurements for a majority of the Company's MBS are considered Level 2. These Level 2 securities are substantially similar to securities that either are actively traded or have been recently traded in their respective markets. The Company determines the fair value of its Level 2 securities based on prices received from the Company's primary pricing service as well as other pricing services and brokers. The Company evaluates the third party prices it receives to assess their reasonableness. Although the Company does not adjust third party prices, they may be excluded from use in the determination of a security's fair value if they are significantly different from other observable market data. In valuing a security, the primary pricing service uses either a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, or an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. The Company also reviews the assumptions and inputs utilized in the valuation techniques of its primary pricing service. Examples of these observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things.

The fair value of interest rate swaps are measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements as of September 30, 2017 and December 31, 2016. The fair value of TBA securities are estimated using methods similar those used to fair value the Company's Level 2 MBS.

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

The activity of the instruments measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the period indicated:

	Level 3 Fair Value
	Non-Agency CMBS	Non-Agency RMBS	Total
Balance as of December 31, 2016	$9,669	$1,258	$10,927
Unrealized loss included in OCI (1)	(1,422)	16	(1,406)
Principal payments	(3,896)	(133)	(4,029)
Accretion	2,075	—	2,075
Balance as of September 30, 2017	$6,426	$1,141	$7,567

(1)	Amount included in "unrealized gain on available-for-sale investments, net" on consolidated statements of comprehensive income (loss).

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$2,921,444	$2,921,444	$3,212,084	$3,212,084
Mortgage loans held for investment, net (1)	16,523	13,674	19,036	15,971
Derivative assets	368	368	28,534	28,534
Liabilities:
Repurchase agreements (2)	$2,519,230	$2,519,230	$2,898,952	$2,898,952
Non-recourse collateralized financing (1)	5,706	5,722	6,440	6,357
Derivative liabilities	133	133	6,922	6,922

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

NOTE 6 – SHAREHOLDERS' EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company's Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the "Preferred Stock"). The Company had 2,300,000 shares of its Series A Preferred Stock and 3,365,101 shares of its Series B Preferred Stock issued and outstanding as of September 30, 2017 compared to 2,300,000 shares of Series A Preferred Stock and 2,271,937 shares of Series B Preferred Stock as of December 31, 2016.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Series A Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Except under certain limited circumstances, the Company may not redeem the Series B Preferred Stock prior to April 30, 2018. On or after April 30, 2018, the Company's Series B Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company's consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends on its Preferred Stock for the third quarter on October 16, 2017 to shareholders of record as of October 1, 2017.

Common Stock

The Company declared a third quarter common stock dividend of $0.18 per share that was paid on October 31, 2017 to shareholders of record as of October 3, 2017.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 785,962 available for issuance as of September 30, 2017. Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2017 was $388 and $1,567, respectively, compared to $623 and $2,066 for the three and nine months ended September 30, 2016, respectively.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	September 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	353,103	$7.01	561,089	$7.54
Restricted stock granted	—	—	—	—
Restricted stock vested	—	—	—	—
Restricted stock outstanding as of end of period	353,103	$7.01	561,089	$7.54

	Nine Months Ended
	September 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	553,396	$7.55	696,597	$8.54
Restricted stock granted	138,166	6.76	214,878	6.28
Restricted stock vested	(338,459)	7.80	(350,386)	8.76
Restricted stock outstanding as of end of period	353,103	$7.01	561,089	$7.54

As of September 30, 2017, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,505 which will be amortized into compensation expense over a weighted average period of 1.5 years.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public and has determined that there have been no significant events or circumstances that qualify as a "recognized" subsequent event as defined by ASC Topic 855.

Management has determined that the following significant event, which occurred subsequent to September 30, 2017 and before the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public, qualifies as a "nonrecognized" subsequent event as defined by ASC Topic 855:

The Company has received $14,078 in net proceeds from at-the-market issuances of 1,956,936 shares of its common stock since September 30, 2017 and $2,169 in net proceeds from at-the-market issuance of 89,313 shares of Series B Preferred Stock.

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

RMBS. Our Agency RMBS investments include MBS collateralized by fixed-rate mortgage loans as well as adjustable-rate mortgage loans ("ARMs"), which have interest rates that generally adjust at least annually to an increment over a specified interest rate index. Agency ARMs also include hybrid adjustable-rate mortgage loans ("hybrid ARMs"), which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and then adjust their interest rate at least annually to an increment over a specified interest rate index. Substantially all of our ARMs reset based on the one-year LIBOR index. We sold the majority of our non-Agency RMBS during the second quarter of 2017 because these investments were within a year of their maturity. We are not currently re-investing capital into non-Agency RMBS due to the lack of available securities of this type with attractive risk-adjusted returns.

In the second quarter of 2017, we began entering into forward contracts for the purchase of TBA securities as a means of investing in and financing non-specified fixed-rate Agency RMBS. A TBA security is a forward contract for the purchase or sale of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the TBA settlement date. The financing for TBA securities is implied through our use of TBA dollar roll transactions whereby we enter into an offsetting short position, net settle the paired-off positions in cash, and simultaneously enter into a similar TBA contract for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as “drop income,” is the economic equivalent of net interest income on the underlying Agency securities over the roll period (interest income less implied financing cost). We account for TBA securities as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA contract that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA contract will not settle in the shortest time period possible.

CMBS. The majority of our CMBS investments are fixed-rate Agency-issued securities backed by multifamily housing loans. The remainder of our CMBS portfolio contains both Agency and non-Agency issued securities backed by other commercial real estate property types such as office building, retail, hospitality, and health care. Loans underlying CMBS generally are geographically diverse, are fixed-rate, mature in eight to eighteen years and have amortization terms of up to 30 years. Typically these loans have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay.

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

TBA dollar roll transactions require us to post initial margin (though typically the amount is less than the initial margin amount for repurchase agreements) and variation margin for fluctuations in fair value of the TBA securities. These dollar roll transactions have an implied financing rate which changes with market conditions, expected prepayment speeds, and the underlying demand for Agency RMBS in a given delivery period.

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is driven principally by the performance of our investment portfolio and related financing and hedging activity. Management focuses on net interest income, net income, comprehensive income, book value per common share, and core net operating income to common shareholders (a non-GAAP measure) as measurements of our financial performance. Our financial performance may be impacted by multiple factors, including but not limited to, macroeconomic conditions, geopolitical conditions, central bank and government policy, the absolute level of interest rates and the relative slope of interest rate curves, changes in market expectations of future interest rates, actual and estimated future prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and market required yields as reflected by market spreads. All of these factors are influenced by market forces beyond our control and may be exacerbated during periods of market volatility.

Our performance may also be impacted by other factors such as the availability and cost of financing and the state of the overall credit markets. Reductions in or limitations of financing for our investments could force us to sell assets, potentially at losses particularly if there is a period of stress in the funding markets as was experienced by the industry during the 2008 financial crisis. Other factors that could also impact our business include changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act and REIT requirements.

We believe that regulatory impacts on financial institutions, many of which are our trading and financing counterparties, continue to pose a threat to the overall liquidity in the capital markets. Restrictions on market-making activities of large U.S. financial institutions could result in reduced liquidity in times of market stress. The Federal Reserve has begun curtailing its reinvestment of principal payments received on its Agency RMBS and U.S. Treasury portfolios, which could result in volatile asset prices. Other foreign central bank asset purchases have also favorably impacted asset prices in the U.S., including securities in which we invest. Finally, the market liquidity of our investments and the financing markets could be negatively impacted if the Federal Reserve's Federal Open Market Committee (or "FOMC") suddenly changes market expectations of the target Federal Funds Rate or takes other actions which have the effect of tightening monetary policy.

To complement the performance of our investment portfolio, we regularly review our existing operations to determine whether our investment strategy or business model should change, including through a change in our investment portfolio, our targeted investments, and our risk position. We may also consider reallocating our capital resources to other assets or portfolios that better align with our long-term strategy, expanding our capital base, or merger, acquisition, or divestiture opportunities. We analyze and evaluate potential business opportunities that we identify or are presented to us that might be a strategic fit for our investment strategy or asset allocation or otherwise maximize value for our shareholders. Pursuing such an opportunity or transaction could require us to issue additional equity or debt securities.

For further discussion of the risks inherent in our business model, please see "Liquidity and Capital Resources" within this Item 2 and in Part I, Item 3 of this Quarterly Report on Form 10-Q as well as in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

Market Conditions and Recent Activity

Market volatility remained largely subdued during the third quarter of 2017 and as a result credit spreads modestly tightened or held steady across most asset classes. As of September 30, 2017, market credit spreads in general and in sectors in which we invest were at or near their tightest levels in the last year. Credit spreads for fixed-rate Agency RMBS have lagged other sectors which we believe reflects market concerns over the announced balance sheet reduction by the Federal Reserve and in our view continues to make these securities the most attractive risk-adjusted return in the market. We also believe that the macroeconomic environment continues to be supportive for RMBS and CMBS. In particular, two major central banks (the Bank of Japan and the European Central Bank) continue to inject liquidity through large scale asset purchases supporting valuations across sectors.

Interest rates were largely unchanged during the quarter but traded in a fairly wide range generally in response to shifting economic data. As expected by the markets, the FOMC increased the target Federal Funds Rate by 0.25% in June 2017 and has now increased the target Federal Funds Rate a full 1.00% to a current targeted range of 1.00% - 1.25% since December 2015. The chart below shows the highest and lowest rates during the three months ended September 30, 2017 as well as the rates as of September 30, 2017 and June 30, 2017 for the indicated U.S. Treasury securities:

The interest rate swap curve was slightly higher during the quarter and volatility was reasonably muted. The chart below shows the highest and lowest swap rates during the three months ended September 30, 2017 as well as the swap rates as of September 30, 2017 and June 30, 2017:

In general, global fundamentals have improved; however, we continue to view the economic environment as fragile for a number of reasons, including high levels of global debt, the uncertain geopolitical environment, and the uncertain regulatory environment, including potential shifts in Federal Reserve policy that could result from leadership changes at the Federal Reserve. We believe these conditions can create an environment of intermittent volatility, and there is potential for a rapid reversal in current monetary policy in the U.S. Given this backdrop, we will continue to invest in high credit quality and highly liquid assets for the near term. We also are mindful of potential developments that could impact our view. In particular, changes in inflation or in the expectation of future inflation or performance could cause a sharp increase in volatility and changes in monetary policy.

Highlights of the Third Quarter of 2017

During the third quarter of 2017, we continued to sell lower yielding hybrid ARMs and reallocate capital into 30-year fixed-rate Agency RMBS through the purchase of specified pools and TBA securities. Given the challenging risk environment that currently exists globally, we are focusing on fixed-rate Agency RMBS because their higher liquidity gives us the ability to readjust our risk position more rapidly than other asset classes. Management believes that risk-adjusted returns on fixed-rate Agency RMBS are more favorable than other asset classes, particularly if credit spreads widen in the future. Furthermore, prepayments on fixed-rate Agency RMBS are more predictable than adjustable-rate Agency RMBS, which currently have higher risk of prepayment in the flat yield curve environment.

Comprehensive income to common shareholders of $0.27 per common share for the third quarter of 2017 was comprised of net income to common shareholders of $0.15 per common share and other comprehensive income ("OCI") of $0.12 per common share, which resulted primarily from the favorable impact of credit spread tightening on the fair value of the majority of MBS as mentioned previously. In the second quarter, comprehensive income to common shareholders was $0.05 per common share consisting of net loss to common shareholders of ($0.20) per common share and other comprehensive income ("OCI") of $0.25 per common share. Net interest income for the third quarter of 2017 declined approximately 18% compared to the second quarter of 2017 as a result of increasing short-term interest rates, a modest decline in average interest earning assets, and a decrease in prepayment penalty compensation from CMBS. The decline in net interest income was more than offset by gains on derivative instruments (both TBAs and interest rate swaps) which increased from losses on derivative instruments incurred during the second quarter of 2017.

Core net operating income to common shareholders (a non-GAAP measure) was $0.19 per common share for the third quarter of 2017, the same as the second quarter. Drop income from TBA dollar roll transactions and lower net periodic interest costs from interest rate swaps offset higher borrowing costs and lower prepayment penalty compensation. Please see "Non-GAAP Financial Measures" at the end of this "Executive Overview" for additional important information about non-GAAP measures.

Book value per common share increased $0.08 to $7.46 as of September 30, 2017 from June 30, 2017 primarily because our investments outperformed our hedges as a result of tightening credit spreads. Economic return on book value was 3.5% for the third quarter of 2017 and 11.4% for the first nine months of 2017. Economic return on book value is calculated by dividing (i) the sum of dividends declared per common share and the change in book value per common share by (ii) beginning book value per common share.

Management Outlook

The environment remains conducive to generating net interest income from high quality investments due to low realized volatility and a benign outlook for central bank withdrawal of stimulus. We believe that fixed-rate Agency MBS continue to offer the most attractive relative return currently and will be the predominant marginal use of our capital for the foreseeable future. We expect to maintain leverage including TBA securities at cost as if settled at levels modestly higher than where they were at the end of the third quarter of 2017, but we remain concerned about sudden spikes in market volatility and may quickly reduce leverage should conditions warrant. Global central bank policies are the dominating factors for interest rates and credit spreads, and global central banks are seeking to minimize market volatility to encourage recovery in global economic growth. Should market volatility increase, our book value is likely to decline, but we would view this volatility as a potential investment opportunity given our views of expected central bank behavior. Our expectation is that our net interest spread should remain relatively flat for the fourth quarter of 2017, and that performance beyond the fourth quarter of 2017 will be highly dependent on Federal Reserve monetary policy and our hedging strategy.

Longer term we continue to believe that the outlook for our business model is very positive. Demographic trends in the U.S. are driving a significant increase in household formation, creating more demand in multifamily and single-family housing. As government participation in the housing market shrinks, there will be an increased need for private capital and expertise in the housing finance system. Global demographic aging trends are driving demand for assets that generate income. Fundamentally, this supports the assets in which we invest and also could be a source of capital for us to potentially grow our portfolio. We also intend to capitalize on opportunities for investing capital as government and regulatory policies shift while realizing that such shifts may occur over a period of several years. We will also continue seeking ways to diversify funding sources if the regulatory environment becomes more favorable, and we will also actively manage our hedge instruments to attempt to mitigate the impact on our costs of funds if the Federal Funds rate continues to increase.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted interest expense, adjusted net interest income, and the related metrics adjusted cost of funds and adjusted net interest spread. Management views core net operating income to common shareholders as an estimate of the net interest earnings and drop income from our investments after operating expenses and preferred stock dividends. In addition to the reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest costs, drop income on TBA securities, general and administrative expenses (GAAP), and preferred dividends. Management includes drop income in core net operating income to common shareholders and in adjusted net interest income because TBA securities are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes periodic interest costs from its interest rate swaps, which are included in "gain (loss) on derivative instruments" on the

Company's consolidated statements of comprehensive income, in adjusted net interest expense and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the Company's borrowing costs from repurchase agreements, and including periodic interest costs from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers. Because these non-GAAP financial measures include or exclude, as applicable, certain items used to compute GAAP net income to common shareholders, GAAP net interest income, or GAAP interest expense, these non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income. In addition, because not all companies use identical calculations, the Company's presentation of non-GAAP financial measures may not be comparable to other similarly-titled measures of other companies.

Schedules reconciling adjusted interest expense and adjusted net interest income to their related GAAP financial measures are provided within "Results of Operations". The following table presents a reconciliation of our GAAP net income (loss) to common shareholders to our core net operating income to common shareholders for the periods presented:

	Three Months Ended
($ in thousands, except per share amounts)	September 30, 2017	June 30, 2017
GAAP net income (loss) to common shareholders	$7,503	$(10,073)
Less:
Accretion of de-designated cash flow hedges (1)	(48)	(73)
Change in fair value of derivative instruments, net (2)	(3,222)	15,801
Loss on sale of investments, net	5,211	3,709
Fair value adjustments, net	(23)	(30)
Core net operating income to common shareholders	$9,421	$9,334

Weighted average common shares outstanding	49,832	49,218
Core net operating income per common share	$0.19	$0.19

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our accounting policies that require the most significant management estimates, judgments, or assumptions, or that management believes includes the most significant uncertainties, and are considered most critical to our results of operations or financial position relate to fair value measurements, amortization of investment premiums, and other-than-temporary impairments. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three months ended September 30, 2017.

FINANCIAL CONDITION

Throughout the nine months ended September 30, 2017, we have been deploying available capital into specified and generic fixed-rate Agency RMBS and Agency CMBS. These assets generally have longer durations and higher yields than other assets of similar credit quality which management believes offer better risk-adjusted returns in the current environment. In addition, prepayments on fixed-rate Agency RMBS are more predictable than adjustable-rate Agency RMBS, which currently have a higher risk of prepayment in the flat yield curve environment. The following charts show the composition of our investment portfolio as of September 30, 2017 compared to December 31, 2016:

(1)	Includes TBA securities, which are accounted for as "derivative assets (liabilities)" on our consolidated balance sheet, at their if-settled cost basis as of the end of the period.

The following table details the activity related to our MBS portfolio during the nine months ended September 30, 2017:

	Agency CMBS	Agency RMBS		CMBS IO (2)	Non-Agency Other (3)	Total
($ in thousands)		30-Year Fixed (1)	Adjustable-Rate
Balance as of December 31, 2016	$1,144,555	$—	$1,201,205	$754,546	$111,778	$3,212,084
Purchases	234,094	544,050	—	71,803	—	849,947
Principal payments	(45,217)	(1,549)	(172,650)	—	(20,263)	(239,679)
Sales	(37,215)	(1,111)	(727,841)	—	(50,871)	(817,038)
(Amortization) accretion	(3,587)	(128)	(8,568)	(112,580)	2,279	(122,584)
Change in fair value	14,859	(1,903)	11,636	16,698	(2,576)	38,714
Balance as of September 30, 2017	$1,307,489	$539,359	$303,782	$730,467	$40,347	$2,921,444

(1)	Does not include TBA securities accounted for as "derivative assets (liabilities)" on our consolidated balance sheet.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes non-Agency CMBS and RMBS.

We sold over 50% of our investments in adjustable-rate Agency RMBS since December 31, 2016 as we expect these assets to underperform other asset classes in the current flat yield curve environment. During the same period, we also sold the majority of our non-Agency RMBS because these investments were generally within a year of their expected maturity. We also sold approximately half of our non-Agency CMBS investments because their risk-adjusted returns were lower relative to other assets.

The following table provides a summary of the amortized cost and fair value of our investment portfolio as of the periods indicated:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
RMBS:
Agency RMBS, 30 year fixed-rate	$541,262	$539,359	$—	$—
TBA securities, 30 year fixed-rate (1)	683,813	683,680	—	—
Agency RMBS - adjustable rate	305,265	303,782	1,214,324	1,201,205
Non-Agency RMBS	1,113	1,142	33,548	33,562
	1,531,453	1,527,963	1,247,872	1,234,767
CMBS and CMBS IO:
Fixed-rate Agency CMBS	$1,314,925	$1,307,489	$1,166,454	$1,144,555
Non-Agency CMBS	36,328	39,205	72,749	78,216
Agency CMBS IO	394,380	401,808	411,737	411,898
Non-Agency CMBS IO	322,735	328,659	346,155	342,648
	2,068,368	2,077,161	1,997,095	1,977,317

Total MBS portfolio including TBA securities	$3,599,821	$3,605,124	$3,244,967	$3,212,084

(1)
TBA securities are accounted for as "derivative assets (liabilities)" on our consolidated balance sheet at their net carrying value which represents the difference between the market value and the cost basis of the TBA contract as of the end of the period.

CMBS

Because Agency CMBS are guaranteed by the GSEs with respect to return of principal, our credit exposure is limited to any unamortized premium remaining on those securities. Non-Agency CMBS are not guaranteed and therefore our entire investment is exposed to credit losses from the underlying loans collateralizing the CMBS. The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of the dates indicated by year of origination:

	September 30, 2017			December 31, 2016
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$41,058	$37,869	38	$57,771	$53,161	34
2009 to 2012	135,326	138,475	26	193,061	198,916	33
2013 to 2014	20,324	20,701	85	42,760	43,176	95
2015	661,113	664,321	102	683,680	687,214	111
2016	254,375	256,161	113	254,781	256,736	122
2017	230,821	233,728	119	—	—	—
	$1,343,017	$1,351,255	97	$1,232,053	$1,239,203	97

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

As of September 30, 2017, the majority of the collateral underlying our non-Agency CMBS is comprised of multifamily properties. The portion of our non-Agency CMBS collateralized with single-family rental properties were sold during the second quarter of 2017. The collateral underlying our non-Agency CMBS investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS was Maryland at 23% as of September 30, 2017 and Texas at 16.0% as of December 31, 2016.

CMBS IO

Income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools. Our return on these investments may be negatively impacted by any change in scheduled cash flows such as modifications of the mortgage loans or involuntary prepayments including defaults, foreclosures, and liquidations on or of the underlying mortgage loans prior to its contractual maturity date. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, to address changes in market fundamentals and the composition of mortgage loans collateralizing an investment, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of September 30, 2017 by year of origination:

	September 30, 2017			December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010	$7,157	$7,364	15	$9,456	$9,858	19
2011	27,848	29,353	20	35,130	36,897	23
2012	77,728	79,667	23	102,378	103,675	27
2013	109,705	111,451	29	128,891	129,011	33
2014	179,440	182,447	36	201,802	200,260	39
2015	177,176	180,448	41	198,016	194,886	45
2016	84,943	86,048	48	82,219	79,959	87
2017	53,118	53,689	54	—	—	—
	$717,115	$730,467	37	$757,892	$754,546	42
(1) Remaining weighted average life ("WAL") represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Approximately 67% of the collateral underlying our non-Agency CMBS IO is comprised of retail, office, and multifamily properties as of September 30, 2017, and there have been no material changes to the characteristics or distribution of collateral type underlying these securities since December 31, 2016. The collateral underlying our non-Agency CMBS IO investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS IO was California at 14% as of September 30, 2017, unchanged compared to December 31, 2016.

RMBS

In addition to purchasing specified pools of fixed-rate Agency RMBS, we also utilize TBA contracts to purchase generic pools of fixed-rate Agency RMBS. Although these instruments are accounted for as derivatives, management views TBA securities as the economic equivalent of investing in and financing generic fixed-rate Agency RMBS through the repurchase agreement market and, therefore, evaluates the economics of these transactions in its assessment of the performance of its Agency RMBS portfolio. The following table provides information on our Agency RMBS investments including TBA securities as of September 30, 2017:

	September 30, 2017
				Weighted Average Based on Par
Coupon	Par	Fair Value (1)(3)	Amortized Cost/Cost Basis (2)(3)	Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
($ in thousands)
30-year fixed-rate:
3.0%	$248,773	$249,981	$250,632	$233,336	10	2.5%	6.34
4.0%	273,326	289,378	290,630	240,621	2	—%	4.38
TBA 4.0%	650,000	683,680	683,813	n/a	n/a	n/a	3.32
Total 30-year fixed-rate	$1,172,099	$1,223,039	$1,225,075	$237,150	6	1.2%	4.21

Adjustable-rate:
3.1% (7)	$294,254	$303,782	$305,265	$270,208	72	17.1%	2.21

Total Agency RMBS (including TBA securities)	$1,466,353	$1,526,821	$1,530,340	$249,066	30	6.9%	3.81

(1)	Fair value of TBA securities is the current market value of the TBA contract and represents the estimated fair value of the underlying Agency security as of the end of the period.

(2)	Cost basis of TBA securities represents the forward price to be paid for the underlying Agency MBS as if settled.

(3)
The net carrying value of TBA securities, which is the difference between the market value and the cost basis of the TBA securities, was $(0.1) million as of September 30, 2017 and is included on the consolidated balance sheet within "derivative liabilities".

(4)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(5)	Constant prepayment rate ("CPR") represents the 3-month CPR of Agency RMBS held as of date indicated. Securities with no prepayment history are excluded from this calculation.

(6)	Duration is used to measure the market price volatility as interest rates change using dollar value of one basis point ("DV01") methodology.

(7)	Coupon of adjustable-rate Agency RMBS represents the weighted average coupon based on amortized cost.

We did not have any investments in specified or non-specified pools of fixed-rate Agency RMBS as of December 31, 2016.

As mentioned previously, we have been reallocating capital away from adjustable-rate RMBS given the likelihood these investments will underperform in the current flat yield curve environment. We have been allowing and will continue to allow this portion of our portfolio to liquidate either on its own through payoffs or by selling when attractive bids are available. The following table provides information on our adjustable-rate RMBS by months to interest rate reset as of the dates indicated:

	September 30, 2017			December 31, 2016
($ in thousands)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Adjustable-rate Agency RMBS by MTR:
0-12 MTR	$47,126	$48,440	$49,580	$335,476	$355,069	$353,887
13-36 MTR	2,875	3,057	3,030	225,272	237,642	235,137
37-60 MTR	157,359	164,286	162,810	151,578	160,948	157,945
Greater than 60 MTR	86,894	89,482	88,362	444,932	460,665	454,236
Total adjustable-rate Agency RMBS	$294,254	$305,265	$303,782	$1,157,258	$1,214,324	$1,201,205

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
We also utilize TBA contracts as a means of investing in and financing fixed-rate Agency RMBS. These forward contracts are accounted for as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA contract that its settlement will result in physical delivery of the underlying Agency RMBS or the individual TBA contract will not settle in the shortest time period possible. Please refer to "RMBS" above for additional information about TBAs.

    The following graphs present the effective notional balance outstanding and net weighted average pay-fixed rate for our interest rate swaps for the periods indicated:

During the nine months ended September 30, 2017, we added interest rate swaps with a combined notional of $3.0 billion at a weighted average net pay-fixed rate of 1.80% and we terminated $1.1 billion in interest rate swaps with a weighted average net pay-fixed rate of 0.69%. Additionally, we had $0.2 million of interest rate swaps mature during the nine months ended September 30, 2017 with a weighted average net pay-fixed rate 0.92%. Our adjustments to the hedging portfolio were made in response to many market factors including, but not limited to, changes in our investment allocations, investing in TBA securities, shifts in the yield curve, and expectations with respect to the future path of interest rates and interest rate volatility, which is discussed further in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this Quarterly Report on Form 10-Q.
The following table summarizes the activity related to our interest rate swaps during the nine months ended September 30, 2017:

Nine Months Ended
($ in thousands)	September 30, 2017
Balance as of December 31, 2016 (1)	$21,612
Net receipt on termination	(3,126)
Periodic net cash payments	(3,364)
Settlement of variation margin (2)	3,300
Change in fair value	(14,955)
Accrued interest payable	(3,099)
Balance as of September 30, 2017 (1)	$368

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

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$—	$—	$—	$35,405	$35,313	$32,266
AA	14,013	—	—	14,127	14,105	11,665
A	18,366	18,365	15,625	18,614	18,549	15,831
Below A/Not Rated	6,826	—	—	10,070	9,873	7,119
	$39,205	$18,365	$15,625	$78,216	$77,840	$66,881

Non-Agency CMBS IO:
AAA	$273,308	$273,302	$232,717	$290,092	$289,608	$246,412
AA	44,474	43,797	37,694	46,986	45,995	40,026
A	753	753	663	—	—	—
Below A/Not Rated	10,124	10,124	8,907	5,570	5,536	4,761
	$328,659	$327,976	$279,981	$342,648	$341,139	$291,199

Non-Agency RMBS:
Below A/Not Rated	$1,142	$—	$—	$33,562	$31,952	$26,149
	$1,142	$—	$—	$33,562	$31,952	$26,149

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as "Interest Expense and Cost of Funds" within "Results of Operations" and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our borrowings.

Shareholder's Equity

Shareholder's equity increased approximately 12% during the first nine months of 2017 primarily due to an increase of $38.5 million in the fair value of MBS, which is recorded in accumulated other comprehensive income. The increase in the fair value of MBS since December 31, 2016 resulted primarily from credit spread tightening. The following table provides the accumulated unrealized holding gains (losses) by type of MBS and the remaining balance of de-designated cash flow hedges as of the periods indicated:

($ in thousands)	September 30, 2017	December 31, 2016
Agency CMBS	$(7,436)	$(22,295)
Non-Agency CMBS	2,877	5,467
Agency CMBS IO	7,428	161
Non-Agency CMBS IO	5,924	(3,507)
Agency RMBS	(3,386)	(13,119)
Non-Agency RMBS	29	14
De-designated cash flow hedges	450	670
Accumulated other comprehensive income (loss)	$5,886	$(32,609)

During the nine months ended September 30, 2017, we issued 1,093,164 shares of Series B Preferred Stock under our preferred stock ATM program at a discount of approximately 5% to the liquidation value of $25.00 per share. Cash proceeds were $25.9 million, net of 2% broker commissions and other fees. On March 31, 2017, the Company entered into an amended and restated equity distribution agreement pursuant to which the Company may offer and sell up to 7,416,520 shares of common stock of the Company from time to time through its sales agent in at-the-market ("ATM") offerings. We issued 2,027,857 shares of common stock pursuant to this agreement during the nine months ended September 30, 2017 at a discount of approximately

5% to book value of $7.46 per common share at September 30, 2017. We are using the cash proceeds from these capital raises in combination with repurchase agreement borrowings to purchase additional interest earning assets for our investment portfolio.

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

	Three Months Ended
	September 30,
	2017		2016
($ in thousands)	Amount	Yield	Amount	Yield
CMBS:
Coupon and scheduled amortization	$9,976	2.90%	$7,903	3.19%
Prepayment adjustments (1)	176	0.01%	(154)	(0.02)%
	$10,152	2.91%	$7,749	3.17%
Average balance (2)	$1,352,681		$974,240

CMBS IO:
Coupon and scheduled amortization	$6,841	3.73%	$6,895	3.81%
Prepayment adjustments (1)	1,209	0.16%	546	0.07%
	$8,050	3.89%	$7,441	3.88%
Average balance (2)	$734,282		$724,859

RMBS:
Coupon and scheduled amortization	$4,693	2.19%	$6,689	1.92%
Prepayment adjustments (1)	(124)	(0.01)%	(982)	(0.07)%
	$4,569	2.18%	$5,707	1.85%
Average balance (2)	$856,705		$1,390,401

Total MBS interest income and effective yield:	$22,771	2.94%	$20,897	2.75%

Total average balance (2):	$2,943,668		$3,089,500

	Nine Months Ended
	September 30,
	2017		2016
	Amount	Yield	Amount	Yield
CMBS:
Coupon and scheduled amortization	$28,991	2.93%	$24,241	3.23%
Prepayment adjustments (1)	2,255	0.17%	1,016	0.10%

	$31,246	3.10%	$25,257	3.33%
Average balance (2)	$1,308,811		$990,440

CMBS IO:
Coupon and scheduled amortization	$21,059	3.75%	$21,279	3.79%
Prepayment adjustments (1)	3,619	0.48%	1,363	0.18%
	$24,678	4.23%	$22,642	3.97%
Average balance (2)	$749,343		$748,097

RMBS:
Coupon and scheduled amortization	$15,341	2.02%	$21,525	1.91%
Prepayment adjustments (1)	(1,753)	(0.17)%	(1,104)	(0.07)%
	$13,588	1.84%	$20,421	1.84%
Average balance (2)	$1,014,283		$1,499,309

Total MBS interest income and effective yield:	$69,512	2.96%	$68,320	2.79%

Total average balance (2):	$3,072,437		$3,237,846

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

Interest income and effective yields on our total MBS portfolio for the three and nine months ended September 30, 2017 increased due to higher prepayment penalty income from CMBS and CMBS IO and lower premium amortization adjustments on RMBS compared to the three and nine months ended September 30, 2016. Interest income and effective yields on MBS also increased overall as a result of our shift in investment strategy to higher yielding fixed-rate securities over the past twelve months. The following tables present the estimated impact of changes in average balances, yields, and prepayment adjustments on interest income by type of MBS for the periods indicated:

	Three Months Ended
	September 30, 2017 vs. September 30, 2016
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
CMBS	$2,402	$2,013	$59	$330
CMBS IO	609	134	(188)	663
RMBS	(1,137)	(2,069)	74	858
Total	$1,874	$78	$(55)	$1,851

	Nine Months Ended
	September 30, 2017 vs. September 30, 2016
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
CMBS	$5,989	$4,800	$(50)	$1,239
CMBS IO	2,036	57	(277)	2,256
RMBS	(6,833)	(6,488)	304	(649)
Total	$1,192	$(1,631)	$(23)	$2,846

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and prepayment compensation, net of amortization for CMBS and CMBS IO.

Interest income from CMBS increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 due to a higher average balance and higher prepayment penalty income while the effective yield earned on our CMBS portfolio was lower for three and nine months ended September 30, 2017 due primarily to lower average coupons on our current CMBS portfolio versus the same periods in the prior year.

Interest income and effective yield for CMBS IO for the three and nine months ended September 30, 2017 increased compared to the three and nine months ended September 30, 2016 due to an increase in prepayment penalty income for the three and nine months ended September 30, 2017 versus the same periods in 2016.

Interest income declined on RMBS for the three and nine months ended September 30, 2017 primarily due to a decrease in the average balance of approximately (38)% and (32)% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase of 33 basis points in the effective yield on RMBS for the three months ended September 30, 2017 compared to the same period in 2016 is due to the addition of $544.1 million in specified pools of 30-year fixed-rate Agency RMBS during the third quarter of 2017. Because these fixed-rate securities are newer issues, they have higher coupons than the adjustable-rate RMBS we have sold since September 30, 2016. Premium amortization was lower for the three and nine months ended September 30, 2017 as a result of the sales of adjustable-rate RMBS. The rate at which we amortize the premiums on adjustable-rate Agency RMBS is impacted by actual and forecasted prepayments, which is measured by the constant prepayment rate ("CPR"). The following graph shows our actual 3 month average CPRs for our adjustable-rate Agency RMBS for the periods indicated:

Premium amortization on our fixed-rate Agency RMBS is adjusted when actual prepayments are received. The CPR for our fixed-rate Agency RMBS was 1.3% for the third quarter of 2017. We do not forecast prepayments on our fixed-rate Agency RMBS.

Interest Expense and Cost of Funds

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
Interest expense on repurchase agreement borrowings	$9,910	$5,800	$26,269	$17,440
Interest expense on FHLB advances	—	343	—	1,118
Accretion of de-designated cash flow hedges (1)	(48)	(99)	(220)	(152)
Non-recourse collateralized financing	27	24	73	72
Total interest expense	$9,889	$6,068	$26,122	$18,478

Average balance of repurchase agreements	$2,616,250	$2,536,562	$2,736,834	$2,623,225
Average balance of FHLB advances	—	263,000	—	308,022
Average balance of non-recourse collateralized financing	5,817	7,386	6,058	7,892
Average balance of borrowings	$2,622,067	$2,806,948	$2,742,892	$2,939,139
Cost of funds (2)	1.48%	0.85%	1.26%	0.83%

(1)
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

The following table presents the estimated impact of the change in average balances and borrowing rates of secured borrowings and other differences in interest expense for the comparative periods presented:

($ in thousands)	Three Months Ended September 30, 2017 vs. September 30, 2016	Nine Months Ended September 30, 2017 vs. September 30, 2016
Change in borrowing rates on repurchase agreements and FHLB advances	$4,169	$8,927
Change in average balance of repurchase agreements and FHLB advances	(402)	(1,216)
Decrease (increase) in accretion of de-designated cash flow hedges	51	(68)
Decrease in non-recourse collateralized financing and other interest expense	3	1
Total change in interest expense	$3,821	$7,644

Increases in interest expense for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based primarily on one-month LIBOR which has increased approximately 70 basis points since September 30, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
Interest expense	$9,889	$6,068	$26,122	$18,478
Add: net periodic interest costs of derivative instruments (1)	1,131	155	3,099	2,321
Less: de-designated hedge accretion (2)	48	99	220	152
Adjusted interest expense	$11,068	$6,322	$29,441	$20,951

1)	Amounts represent net periodic interest costs on effective interest rate swaps outstanding during the period and exclude termination costs and changes in fair value.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to accretion of the balance remaining in accumulated other comprehensive income as a result of our discontinuation of cash flow hedge accounting effective June 30, 2013.

Of the $1.1 million and $3.1 million in net periodic interest costs incurred during the three and nine months ended September 30, 2017, respectively, $0.8 million and $1.3 million, respectively, relates to interest rate swaps we added to our hedging portfolio in order to mitigate the potential impact of changing interest rates on our TBA securities.

Net Interest Income and Net Interest Spread

The tables below present net interest income and net interest spread for our interest-earning assets and interest-bearing liabilities for the periods indicated:.

	Three Months Ended
	September 30,
	2017		2016
($ in thousands)	Amount	Yield	Amount	Yield
Interest income	$23,103	2.95%	$21,135	2.75%
Interest expense	9,889	1.48%	6,068	0.85%
Net interest income/spread	13,214	1.47%	15,067	1.90%

Average interest earning assets (1)	$2,960,595		$3,110,884
Average balance of borrowings (2)	$2,622,067		$2,806,948

	Nine Months Ended
	September 30,
	2017		2016
($ in thousands)	Amount	Yield	Amount	Yield
Interest income	$70,378	2.97%	$69,040	2.80%
Interest expense	26,122	1.26%	18,478	0.83%
Net interest income/spread	$44,256	1.71%	$50,562	1.97%

Average interest earning assets (1)	$3,090,313		$3,260,510
Average balance of borrowings (2)	$2,742,892		$2,939,139

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and non-recourse collateralized financing.

Net interest income and net interest spread declined due to higher borrowing costs during the three and nine months ended September 30, 2017 compared to the respective periods in 2016. Higher borrowings costs were partially mitigated by an increase in interest income for the three and nine months ended September 30, 2017 compared to the respective periods in 2016, which resulted from replacing lower yielding adjustable-rate RMBS with higher yielding fixed-rate MBS during the past twelve months. Please refer to "Interest Income and Effective Yields" and "Interest Expense and Cost of Funds" for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
Net interest income	$13,214	$15,067	$44,256	$50,562
Add: drop income	3,902	—	5,253	—
Add: net periodic interest costs (1)	(1,131)	(155)	(3,099)	(2,321)
Less: de-designated hedge accretion (2)	(48)	(99)	(220)	(152)
Adjusted net interest income	$15,937	$14,813	$46,190	$48,089

(1)	Amounts represent net periodic interest costs on effective interest rate swaps outstanding during the period and exclude termination costs and changes in fair value.

(2)
Amount recorded in accordance with GAAP related to accretion of the balance remaining in accumulated other comprehensive income as a result of our discontinuation of cash flow hedge accounting effective June 30, 2013.

Loss on Derivative Instruments, Net

The following table provides information on the components of our "loss on derivative instruments, net" for the periods indicated:

	Three Months Ended
	September 30,
($ in thousands)	2017			2016
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)(2)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Interest rate swaps	$(1,131)	$421	$(710)	$(155)	$(266)	$(421)
TBA securities	—	6,703	6,703	—	—	—
Eurodollar futures	—	—	—	—	2,830	2,830
Loss on derivative instruments, net	$(1,131)	$7,124	$5,993	$(155)	$2,564	$2,409

	Nine Months Ended
	September 30,
	2017			2016
Type of Derivative Instrument	Net Periodic Interest Costs	Change in Fair Value (1)(2)	Total	Net Periodic Interest Costs	Change in Fair Value (1)	Total
Interest rate swaps	$(3,099)	$(14,954)	$(18,053)	$(2,321)	$(46,290)	$(48,611)
TBA securities	—	8,419	8,419	—	—	—
Eurodollar futures	—	—	—	—	(13,542)	(13,542)
Loss on derivative instruments, net	$(3,099)	$(6,535)	$(9,634)	$(2,321)	$(59,832)	$(62,153)

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

During the three months ended September 30, 2017, the fair value of our interest rate swaps increased $0.4 million as a result of higher swap rates (as shown in the Swap Rate Range graph under “Market Conditions and Recent Activity” within "Executive Overview"). Because we are "short" interest rate swaps (i.e., we pay a fixed rate of interest and receive a floating rate of interest based primarily on 3 month LIBOR), increases in swap rates result in increases in the fair value of the interest rate swaps. During the quarter, we also terminated interest rate swaps on which we paid net proceeds of $0.7 million.
For the nine months ended September 30. 2017, the fair value of interest rate swaps declined $15.0 million also as a result of lower swap rates during that period, specifically on the long end of the swap curve. Declines in fair value for the nine months ended September 30, 2016 were largely unfavorable as compared to the same periods in 2017 as a result of a larger declines in rates along the entire swap curve as well as changes in the composition of the hedging portfolio.
Net periodic interest costs for the three and nine months ended September 30, 2017 were higher than the same periods in 2016 due to a larger average notional balance of effective interest rate swaps outstanding at higher weighted-average pay-fixed rates as shown in the following table for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
Average notional balance	$2,668,478	$305,000	$2,011,355	$549,617
Weighted average net pay-fixed rate	1.37%	0.64%	1.30%	1.06%

As mentioned previously, we execute TBA dollar roll transactions which effectively delay the settlement of a forward purchase of an Agency RMBS by entering into an offsetting short position (referred to as a "pair off"), net settling the paired-off positions in cash, and simultaneously entering a similar TBA contract for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as “drop income” is the economic equivalent of net interest income on the underlying Agency securities over the roll period (interest income less implied financing cost). The average if-settled cost basis of the TBA securities, which represents the basis on which we earned drop income during the three and nine months ended September 30, 2017, and the related drop income are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
($ in thousands)	Average Cost Basis	Drop Income (1)	Average Cost Basis	Drop Income (1)
TBA securities:
3.0% 30-year	$119,528	$563	$69,539	$960
4.0% 30-year	677,956	3,339	287,298	4,293
Total TBA securities	$797,484	$3,902	$356,837	$5,253

(1)	Drop income is recognized in "gain (loss) on derivatives, net" on our consolidated statements of comprehensive income.

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. As mentioned previously, we have been reallocating our capital from adjustable-rate Agency RMBS to generic and specified pools of fixed-rate Agency RMBS, which we believe to be more liquid and less vulnerable to loss in book value from credit spread widening versus other investments in the current macroeconomic environment. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	September 30,
	2017		2016
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$398,662	$(5,160)	$—	$—
Agency CMBS	13,484	(51)	—	—
	$412,146	$(5,211)	$—	$—

	Nine Months Ended
	September 30,
	2017		2016
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$728,952	$(12,392)	$57,188	$(3,010)
Agency CMBS	206,470	523	—	—
Non-Agency CMBS	34,506	1,199	34,868	(1,228)
Non-Agency RMBS	16,365	42	—	—
	$986,293	$(10,628)	$92,056	$(4,238)

General and Administrative Expenses

Compensation and benefits expense was $0.3 million and $0.5 million higher for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the timing of bonus expense accrual and the related payments. Other general and administrative expenses were $0.5 million higher for the nine months ended September 30, 2017 compared to the same period in 2016 due primarily to higher legal expenses related to a lawsuit filed in 2017 which is discussed in more detail in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Other Comprehensive Income

The following table provides detail on the changes in fair value by type of MBS which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
Agency CMBS	$2,334	$(1,226)	$14,859	$40,093
Non-Agency CMBS	(403)	(377)	(2,591)	2,036
Agency CMBS IO	1,032	1,616	7,268	4,187
Non-Agency CMBS IO	1,101	2,131	9,431	5,832
Agency RMBS	2,120	(1,765)	9,734	12,548
Non-Agency RMBS	8	390	14	802
Unrealized gain on available-for-sale investments	$6,192	$769	$38,715	$65,498

Credit spreads tightened during the three months ended September 30, 2017 and September 30, 2016 which increased the fair value of MBS in our portfolio during those periods and more than offset the impact of slightly higher interest rates during those same periods. The increase in fair value of MBS of $38.7 million during the nine months ended September 30, 2017 was primarily due to credit spread tightening during the period. The increase in fair value of MBS of $65.5 million during the nine months ended September 30, 2016 was primarily due to declining interest rates during the period, which favorably impacted the longer duration investments such as Agency CMBS.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements. We use our liquidity to purchase investments and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to post initial margin and variation margin on our repurchase agreements and derivative transactions, including TBA contracts, when required under the terms of the related agreements. We may also use liquidity to repurchase shares of our stock.

Our liquid assets fluctuate based on our investment activities, our financing and capital raising activities, and changes in the fair value of our MBS and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). We measure, manage, and forecast our liquidity on a daily basis. Our available liquid assets include unrestricted cash and cash equivalents, unencumbered Agency MBS, and certain unencumbered non-Agency MBS that can be pledged as collateral for margin calls or converted reasonably quickly into cash. As of September 30, 2017, our available liquid assets were $239.2 million, which consisted of unrestricted cash and cash equivalents of $117.7 million and unencumbered Agency MBS of $121.5 million, compared to $138.1 million as of December 31, 2016. Unencumbered Agency MBS excludes purchases and sales of MBS pending settlement. The increase in available liquid assets since December 31, 2016 is primarily due to our shift in investment mix.

We perform sensitivity analysis on our liquidity based on changes in the fair value of our investments due to changes in interest rates, credit spreads, lender haircuts, and prepayment speeds as well as changes in the fair value of our derivative instruments due to changes in interest rates. In performing this analysis we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analysis is to assess the adequacy of our liquidity to withstand potential adverse events. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to 8 times our shareholders' equity. Including our TBA position at cost (if settled), which was $683.8 million as of September 30, 2017, our leverage was 6.3 times shareholders' equity. The financing for TBA securities is implied through our use of TBA dollar roll transactions whereby we enter into an offsetting TBA contract and net settle the paired off position in cash. It is possible under certain market conditions that it may be uneconomical for us to roll our TBA contracts into future months, which may result in us having to take physical delivery of the underlying securities. Because under those circumstances we would have to fund our total purchase commitment with cash or other financing sources, which may impact our liquidity position, management includes our TBA position at cost (if settled) in evaluating the Company's leverage.

The following table presents information regarding the balances of our repurchase agreement borrowings and our net TBA position for the periods indicated:

	Repurchase Agreements			Net TBA Position (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
September 30, 2017	$2,519,230	$2,616,250	$2,801,418	$683,813	$745,270
June 30, 2017	2,540,759	2,753,019	2,826,005	416,312	305,720
March 31, 2017	2,825,945	2,843,733	2,913,617	—	—
December 31, 2016	2,898,952	2,768,769	2,938,745	—	—
September 30, 2016	2,478,278	2,536,562	2,599,491	—	—

(1)	Balance outstanding as of quarter end and average balance outstanding for the quarter ended for net TBA position are reported at cost (as if settled).

Repurchase Agreements

 Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of September 30, 2017, we had repurchase agreement borrowings outstanding with 18 of our 34 available repurchase agreement counterparties at a weighted average borrowing rate of 1.51% compared to 1.03% as of December 31, 2016. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

The following table presents the weighted average minimum haircut contractually required by our counterparties for MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Agency CMBS and RMBS	5.0%	5.0%	5.0%	5.0%	5.1%
Non-Agency CMBS and RMBS	15.0%	18.0%	15.8%	16.3%	17.0%
CMBS IO	15.0%	15.0%	15.3%	15.4%	15.4%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. This equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The following tables present the counterparties with whom we had greater than 5% of our equity at risk as of September 30, 2017 and December 31, 2016:

	September 30, 2017
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$349,965	$57,992
JP Morgan Securities, LLC	270,883	30,803
	$620,848	$88,795

	December 31, 2016
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$342,160	$62,041
South Street Financial Corporation	597,394	38,770
JP Morgan Securities, LLC	212,921	35,658
	$1,152,475	$136,469

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,685,493	$1,840,749	$2,105,337	$2,309,391
Asia	521,832	548,717	421,991	443,098
Europe	311,905	328,537	371,624	397,351
	$2,519,230	$2,718,003	$2,898,952	$3,149,840

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

Derivative Instruments

Our derivative instruments may require us to post initial margin at inception and variation margin based on subsequent changes in the fair value of the derivatives. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline due to market changes, we will be required to post collateral with counterparties on our pay-fixed derivative instruments and receive collateral from our counterparties on our receive-fixed derivative instruments, and vice versa as interest rates increase. As of September 30, 2017, we had cash of $44.0 million posted as initial margin under these agreements.

As of September 30, 2017, approximately $160 million of the Company's interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above. Currently, we do not believe we are subject to any covenants that materially restrict our hedging flexibility.
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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of approximately $89.8 million as of September 30, 2017. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2017	$21,542
2018	21,175
2019	16,937
2020 - 2026	12,383
$72,037

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. As of September 30, 2017, we estimated that approximately 75% of our common stock dividends declared during the nine months ended September 30, 2017 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of September 30, 2017:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,557,279	$2,557,279	$—	$—	$—
Non-recourse collateralized financing (2)	5,786	1,669	2,199	1,207	711
Operating lease obligations	544	214	330	—	—
Total	$2,563,609	$2,559,162	$2,529	$1,207	$711
(1) Includes estimated interest payments calculated using interest rates in effect as of September 30, 2017.
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

Other Matters

As of September 30, 2017, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

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

•
Our financing strategy including our target leverage ratios, our use of TBA dollar roll transactions, and anticipated trends in financing costs, and our hedging strategy including changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;

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

While it is not possible to identify all factors, some of the factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, include the following:

•	the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, particularly those set forth under and incorporated by reference into Part II, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in domestic economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•	the impact on markets and asset prices from the Federal Reserve's balance sheet normalization process through the reduction in its holdings of Agency RMBS and U.S. Treasuries

•	actual or anticipated changes in Federal Reserve monetary policy;

•
adverse reactions in U.S. financial markets related to actions of foreign central banks or the economic performance of foreign economies including in particular China, Japan, the European Union, and the United Kingdom;

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

The measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the percentage change in projected market value of our investments and derivative instruments given a change in interest rates. The duration of our RMBS and TBA securities tend to increase when interest rates rise and decrease when interest rates fall, which is commonly referred to as negative convexity. This occurs because prepayments of the mortgage loans underlying the RMBS tend to decline when interest rates rise (which extends the life of the security) and increase when interest rates fall (which shortens the life of the security). The fair value of TBA securities react similarly to RMBS to changes in interest rates as they are based on an underlying generic pool of fixed-rate RMBS securities. CMBS and CMBS IO, however, generally have little convexity because the mortgage loans underlying the securities contain some form of prepayment protection provision (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) which create an economic disincentive for the loans to prepay.

We attempt to manage our exposure to changes in interest rates that results from the duration mismatch between our assets and liabilities by entering into interest rate swaps to hedge this risk. We manage interest rate risk within tolerances set by our Board of Directors. Our portfolio duration changes based on the composition of our investment portfolio and our hedge positions as well as market factors. We calculate our portfolio duration based on model projected cash flows, and such calculated duration can be an imprecise measure of actual interest rate risk. In the case of Agency RMBS and TBA securities, the primary input to the calculated duration is the anticipated prepayment speed of the underlying mortgage loans, which is sensitive to future interest rates and borrowers' behavior. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments as well as the magnitude and the duration of the increase in interest rates. In addition, our adjustable-rate Agency RMBS reset based on one-year LIBOR and have limits or caps on the initial, aggregate, or periodic amount that an interest rate may reset while our liabilities do not have interest rate reset caps. As of September 30, 2017, we had a positive net duration gap in our investment portfolio, which means our liabilities mature or reset sooner than our investments, and we had not fully hedged this difference. Therefore, increases in interest rates, particularly rapid increases, will negatively impact the market value of our investments, thereby reducing our book value. In addition to the information set forth in the tables below, see "Spread Risk" below for further discussion of the risks to the market value of our investments. For further discussion of the reset features of our hybrid ARMs, please refer to "Financial Condition-RMBS" within Part I, Item 2 of this Quarterly Report on Form 10-Q.

The table below shows the projected sensitivity of our net interest income and net periodic interest costs on our interest rate swaps; the projected sensitivity of the market value of our investments and derivative instruments (including TBA securities); and the percentage change in shareholders' equity as they existed as of the periods indicated based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at September 30, 2017, the only declining rate scenario that we present is a downward shift of 50 basis points.

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

	September 30, 2017			December 31, 2016
	Percentage Change in			Percentage Change in
Parallel Shift in Interest Rates	Market Value of Investments (1)	Shareholders' Equity	Net Interest Income and Net Periodic Interest Costs (2)	Market Value of Investments (1)	Shareholders' Equity	Net Interest Income and Net Periodic Interest Costs (2)
+100	(1.3)%	(9.1)%	10.3%	(0.6)%	(4.4)%	(42.4)%
+50	(0.5)%	(3.7)%	5.6%	(0.3)%	(1.9)%	(20.7)%
-50	0.3%	2.1%	(7.2)%	0.2%	1.2%	18.7%

(1)
Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

(2)	Includes changes in net interest income as well as net periodic interest costs on our interest rate swaps recorded in "gain (loss) on derivatives instruments, net".

The projected impact on interest related earnings in an increasing interest rate environment changed from a projected decline as of December 31, 2016 to a projected increase as of September 30, 2017 because we made adjustments to our hedging portfolio during the nine months ended September 30, 2017. When the yield curve flattened during the second quarter of 2017, we entered into approximately $1.0 billion of interest rate swaps in order to "lock-in" our financing costs over the near term in an attempt to avoid potential volatility in our net interest earnings. We also entered into additional interest rate swaps to hedge the interest rate risk related to our TBA securities we began investing in during the second quarter of 2017.
Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the percentage change in projected market value of our investment portfolio net of derivative instruments for instantaneous changes in the shape of the U.S. Treasury ("UST") curve (with similar changes to the interest rate swap curves) as of the periods indicated:

		September 30, 2017		December 31, 2016
Basis Point Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders' Equity	Market Value of Investments (1)	Shareholders' Equity
+25	+50	(0.5)%	(3.6)%	0.1%	0.5%
+25	+0	(0.1)%	(0.6)%	(0.4)%	(2.5)%
+50	+25	(0.3)%	(2.3)%	(0.5)%	(3.2)%
+50	+100	(1.2)%	(8.1)%	0.1%	0.4%
-10	-50	(0.2)%	1.5%	(0.3)%	(2.3)%

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

The table below is an estimate of the percentage change in projected market value of our investments (including TBA securities) given the indicated change in market spreads as of the periods indicated:

Basis Point Change in Market Spreads	Percentage Change in Projected Market Value of Investments
	September 30, 2017	December 31, 2016
+50	(2.6)%	(2.2)%
+25	(1.3)%	(1.1)%
-25	1.3%	1.1%
-50	2.6%	2.3%

Prepayment and Reinvestment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective yield method under GAAP. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government policy, and other factors beyond our control.

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

($ in thousands)	September 30, 2017	December 31, 2016
Fannie Mae	$11,200	$18,957
Freddie Mac	390,608	392,941
Non-Agency CMBS IO	328,659	342,648
	$730,467	$754,546

Prepayments on the loans underlying our RMBS generally accelerate in a declining interest rate environment, as the loans age, and, with respect to ARMS, as the loans near their respective interest rate reset dates, particularly the initial reset date, or if expectations are that interest rates will rise in the future. Our prepayment models anticipate an acceleration of prepayments in these events. To the extent the actual prepayments exceed our modeled prepayments, or, with respect to adjustable-rate RMBS, if we change our future prepayment expectations, we will record adjustments to our premium amortization which may negatively impact our net interest income. In addition, changes in market expectations of prepayments could impact the fair value of our RMBS.

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months to reset ("MTR") or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$1,313	3.44%	$7,637	3.36%	$17,671	3.24%	$19,593	3.17%
13-36 MTR	182	4.52%	3,278	3.14%	7,307	3.07%	12,369	3.18%
37-60 MTR	6,928	3.16%	11,074	3.07%	11,651	3.38%	10,441	3.51%
> 60 MTR	2,588	2.58%	7,085	2.57%	11,744	2.68%	14,663	2.73%
30-year fixed-rate	19,163	3.52%	—	—%	—	—%	—	—%
Total	$30,174	3.35%	$29,074	2.98%	$48,373	3.04%	$57,066	3.05%
Par balance	$816,353		$715,015		$1,033,735		$1,157,258
Premium, net as a % of par value	3.7%		4.1%		4.7%		4.9%

We seek to manage our prepayment risk on our MBS by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). With respect to RMBS, when we invest in RMBS at a premium to the security's par value, we tend to favor securities in which we believe the underlying borrowers have some disincentive to refinance as a result of the size of each loan's principal balance, credit characteristics of the borrower, or geographic location of the property, among other factors.

We are also subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets or TBA securities. If we are unable to find suitable reinvestment opportunities or if yields on assets in which we reinvest are lower than yields on existing assets, our results and cash flows could be negatively impacted. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain rather than reinvest capital or if we invest it in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of income generated by our investment portfolio will likely decline.

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we own due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation. Agency RMBS and Agency CMBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on the MBS for which they have issued a guaranty of payment. Given the improved financial performance and conservatorship of these entities and the continued support of the U.S. government, we believe this risk is low. Since Agency CMBS IO represent the right to excess interest and not principal on the underlying loans, these securities are exposed to the loss of investment basis in the event a loan collateralizing the security liquidates without paying yield maintenance or prepayment penalty, which typically occurs when an involuntarily liquidating loan repays all or a portion of its related principal balance.

We are exposed to credit risk on our non-Agency securities and we attempt to mitigate our credit risk through asset selection and by purchasing higher quality non-Agency MBS. Our non-Agency MBS are typically investment grade rated securities which we believe will have strong credit performance. We do not currently seek to purchase heavily discounted, credit sensitive MBS. The majority of our non-Agency securities are CMBS and CMBS IO and the return we earn on these securities is dependent on the credit performance of the underlying commercial loans. In particular, since investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, returns generally are more negatively impacted by liquidations of loans in the underlying loan pool. Please refer to "Financial Condition-Repurchase Agreements" within Item 2 of this Quarterly Report on Form 10-Q for information regarding the credit ratings on our non-Agency MBS.

 Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities. In general, our repurchase agreements provide a source of uncommitted short-term financing for longer-term assets, thereby creating a mismatch between the maturities of the asset and the associated financing. Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing. In addition, declines in the market value of our investments pledged as collateral for repurchase agreement borrowings may result in counterparties initiating margin calls for additional collateral .

Our use of TBA dollar roll transactions as a means of investing in and financing Agency RMBS also exposes us to liquidity risk in the event that we are unable to roll or terminate our TBA dollar roll transactions prior to their settlement date. If we are unable to roll or terminate our TBA dollar roll transactions, we could be required to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position or force us to sell assets under adverse conditions if financing is not available to us on acceptable terms.

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries are parties to various legal proceedings. As of September 30, 2017, neither the Company nor any of its subsidiaries were a party to any material legal proceedings.

There have been no material changes during the three months ended September 30, 2017 with respect to the garnishment action related to DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, or the suit against the Company and DCI, as co-defendants, discussed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Other than as previously disclosed in the Company's periodic reports, to the Company’s knowledge, there are no threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and Part II, Item 1A, "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has been authorized by its Board of Directors to repurchase up to $40 million of its outstanding shares of common stock through December 31, 2018. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. During the three months ended September 30, 2017 the Company did not repurchase any shares of common stock under this repurchase authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws of the Company, effective as of May 16, 2017 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Quarterly Report on Form 10-Q filed August 8, 2017).
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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statement of Shareholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 3, 2017	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	November 3, 2017	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)