Form 10-K
period 2017-12-31
DYNEX CAPITAL INC
filed 2018-03-05
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Yes           ☒           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes           ☐           No           ☒

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $334,762,891 based on the closing sales price on the New York Stock Exchange of $7.10.

On February 28, 2018, the registrant had 55,788,414 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2018 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2017, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”). We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2017. See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “the Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily invests in residential and commercial mortgage-backed securities. We finance our investments principally with borrowings under repurchase agreements. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DX”. Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through regular quarterly dividends and also through capital appreciation.

We also have two series of preferred stock outstanding, our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") which is traded on the NYSE under the symbol "DXPRA", and our 7.625% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") which is traded on the NYSE under the symbol "DXPRB".

Investment Philosophy and Strategy

Our investments consist principally of Agency mortgage-backed securities (“MBS”) including residential MBS (“RMBS”) and commercial MBS (“CMBS”). Agency MBS have a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. We also invest in CMBS interest-only (“IO”) securities issued by Fannie Mae and Freddie Mac and in non-Agency MBS issued by non-governmental enterprises which have no guaranty of principal payment. Our investments in non-Agency MBS are generally higher quality senior or mezzanine classes (typically rated ‘A’ or better by one or more of the nationally recognized statistical rating organizations) that are more liquid (i.e., they are more easily converted into cash either through sales or pledges as collateral for repurchase agreement borrowings) and have less exposure to credit losses than lower-rated non-Agency MBS. We may also invest in debt securities issued by the United States Department of the Treasury (“the Treasury” and such securities, “U.S. Treasuries”).

Our investment philosophy encompasses a macroeconomic, top-down approach that focuses on the expected risk-adjusted outcome of any investment. Key points of our investment philosophy include the following:

•	understanding macroeconomic conditions including the current state of the U.S. and global economies;

•	understanding the regulatory environment, competition for assets, and the terms and availability of financing;

•	sector analysis including understanding absolute returns, relative returns and risk-adjusted returns;

•	security and financing analysis including sensitivity analysis on credit, interest rate volatility, and market value risk; and

•	managing performance and portfolio risks, including but not limited to interest rate, credit, prepayment, and liquidity risks.

Our investment philosophy will dictate our investment strategy and our allocation of our investment capital. We regularly review our existing operations to determine whether our investment strategy or business model should change, including through capital reallocation, changing our targeted investments, and shifting our risk position. At various times during the last 10 years, based on market conditions, we have allocated capital to a variety of investments including adjustable-rate and fixed-rate Agency RMBS, Agency CMBS, investment grade and unrated non-Agency RMBS and CMBS, Agency and non-Agency CMBS IO, and residual interests in securitized mortgage loans. In allocating our capital and executing our strategy, we seek to balance the risks of owning specific types of mortgage assets and other investments with the earnings opportunity on the investment. From time to time, we also consider expanding our capital base as well as merger, acquisition or divestiture opportunities. We analyze and evaluate potential business opportunities that we identify or are presented to us, including possible merger, acquisition, or divestiture transactions, that might be a strategic fit for our investment strategy or asset allocation or otherwise maximize value for our shareholders. Pursuing such an opportunity or transaction could require us to issue additional equity or debt securities.

RMBS. As of December 31, 2017, the majority of our RMBS are Agency issued securities collateralized primarily by fixed-rate single family mortgage loans. The remainder of our RMBS portfolio is collateralized by adjustable-rate mortgage loans (“ARMs”), which have interest rates that generally adjust at least annually to an increment over a specified interest rate index, and hybrid ARMs, which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and then adjust their interest rate at least annually to an increment over a specified interest rate index (primarily one-year LIBOR). During 2017, we shifted capital away from adjustable-rate Agency RMBS and significantly increased our investment in fixed-rate assets which management believes offer better risk-adjusted returns in the current flattening yield curve environment.

We also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in and financing non-specified fixed-rate Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. Our purchases of TBAs are financed by executing a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. We refer to these net long positions in TBAs as “dollar roll positions” and view them as economically equivalent to investing in and financing Agency RMBS using short-term repurchase agreements. TBAs purchased for a forward settlement month are generally priced at a discount relative to TBAs sold for settlement in the current month. This discount, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. We may also enter into short positions in TBAs as economic hedges as discussed below under “Hedging Strategy”. We account for all TBAs (whether dollar roll positions or economic hedges) as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA transaction will not settle in the shortest period possible.

CMBS. As of December 31, 2017, the majority of our CMBS investments are fixed-rate Agency-issued securities backed by multifamily housing loans. The remainder of our CMBS portfolio contains non-Agency issued securities backed by multifamily housing as well as other commercial real estate property types such as office building, retail, hospitality, and health care. Loans underlying CMBS are generally fixed-rate, mature in eight to eighteen years, have amortization terms of up to 30 years, and are geographically dispersed. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay.

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. The loans collateralizing CMBS IO pools are very similar in composition to the pools of loans that collateralize CMBS as discussed above. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Most loans in these securities have some form of prepayment protection from early repayment including absolute loan prepayment lock-outs, loan prepayment penalties, or yield maintenance requirements similar to CMBS described above. There are no prepayment protections, however, if the loan defaults and is partially or wholly repaid earlier because of loss mitigation actions taken by the underlying loan servicer, and therefore yields on CMBS IO investments are dependent upon the underlying loan performance. Because Agency-issued MBS generally contain higher credit quality loans, Agency CMBS IO are expected to have a lower risk of default than non-Agency CMBS IO. Our CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations.

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

Financing Strategy

We use leverage to enhance the returns on our invested capital by pledging our investments as collateral for borrowings primarily through the use of uncommitted repurchase agreements with major financial institutions and broker-dealers. These repurchase agreements generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings at a rate usually based on a spread to a short-term interest rate such as LIBOR and fixed for the term of the borrowing. Borrowings under these repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. One of our repurchase agreement lenders provides a committed repurchase agreement financing facility to us with an aggregate borrowing capacity of $400 million that expires in May 2019.

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

Please refer to "Risk Factors-Risks Related to Our Business" in Item 1A of Part I of this Annual Report on Form 10-K for additional information regarding significant risks related to repurchase agreement financing.

Hedging Strategy

We use derivative instruments to attempt to mitigate our exposure to adverse changes in interest rates. Such exposure results from our ownership of investments which are primarily fixed-rate and financed with repurchase agreements which have adjustable rates and significantly shorter maturities than the weighted average life of our investments. Changes in interest rates can impact net interest income, the market value of our investments, and book value per common share. In a period of rising interest rates, our earnings and cash flow may be negatively impacted by borrowing costs increasing faster than interest income from our assets, and our book value may decline as a result of declining market values of our MBS. We primarily utilize interest rate swaps to hedge our interest rate risk. An interest rate swap is a contractual agreement between two counterparties under which each agrees to make periodic interest payments to the other for an agreed upon period based upon a notional amount. The majority of our interest rate swap agreements are “pay-fixed” whereby we pay a fixed interest rate and receive a floating interest rate based on one or three-month LIBOR, although we may from time to time also enter into “receive-fixed” interest rate swap agreements. Interest rate swap agreements with a forward starting date do not have an exchange of these interest costs until the effective date of such agreement. To a lesser extent, we may also use Eurodollar futures and short positions in TBAs to hedge interest rate risk. Unlike our long positions in TBAs for which we execute dollar roll transactions, which are described earlier under “Investment Philosophy and Strategy”, we do not simultaneously enter into an identical TBA short position with a later settlement date when we pair off the original short position. We may also utilize interest rate cap or floor agreements, put and call options on securities or securities underlying futures contracts, forward rate agreements, or swaptions. Our hedging activity is in large part driven by our views of macroeconomic fundamentals, though we may occasionally manage our hedging instruments based on market activities.

In conducting our hedging activities, we intend to comply with REIT and tax limitations on our hedging instruments which could limit our activities and the instruments that we may use. We also intend to enter into derivative contracts only with the counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency.
Operating Policies and Risk Management

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

Our Operating Policies place limits on certain risks to which we are exposed, such as interest rate and convexity risk, earnings at risk, and shareholders’ equity at risk from changes in fair value of our investment securities as a result of changes in interest rates, prepayment rates, investment prices and spreads, and other items. As part of our risk management process, our Operating Policies require us to perform a variety of stress tests to model the effect of adverse market conditions on our investment portfolio value and our liquidity.

Our Operating Policies limit our investment in non-Agency MBS that are rated BBB+ or lower at the time of purchase by any of the nationally recognized statistical ratings organizations to $250 million in market value and limit our shareholders’ equity at risk to a maximum of $50 million. We also conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating. In addition, our purchases of non-rated MBS in recent years have been shorter duration securities which we believe to have less credit risk than typical non-rated MBS. Our Operating Policies also set forth limits for the Company’s overall leverage which is discussed further in “Liquidity and Capital Resources” within Part II, Item 7 of this Annual Report on Form 10-K.

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is driven by the performance of our investment portfolio and related financing and hedging activity. Management focuses on net interest income, net income, comprehensive income, book value per common share, and core net operating income to common shareholders (a non-GAAP measure) as measures of our financial performance. Our financial performance may be impacted by multiple factors, many of which are related to or influenced by macroeconomic conditions, geopolitical conditions, policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), U.S. fiscal and regulatory policy and foreign central bank and government policy. Other factors that may impact our financial performance include, but are not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and market required yields as reflected by market spreads. These factors are influenced by market forces beyond our control and could be negatively influenced by market volatility.

Our business model may also be impacted by the availability and cost of financing and the state of the overall credit markets. Reductions or limitations in the availability of financing for our investments could significantly impact our business or force us to sell assets, potentially at losses. Repurchase agreement lending markets have been stable for the last several years, but lending by larger U.S. domiciled banks has declined in recent years due to increased regulation and changes to regulatory capital requirements. Their repurchase market participation has been replaced by smaller independent broker dealers that are generally less regulated and by U.S. domiciled broker dealer subsidiaries of foreign financial institutions. It is uncertain how these relatively new participants will react during periods of market stress. Other factors that could also impact our business include changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act, and REIT requirements.

We believe that regulatory impacts on financial institutions, many of which are our trading and financing counterparties, continue to pose a threat to the overall liquidity in the capital markets. There remains uncertainty as to the ultimate impact or outcome of certain regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and restrictions on market-making activities of large U.S. financial institutions could result in reduced liquidity in times of market stress. In 2017 the Federal Reserve began curtailing its reinvestment of principal payments received on its Agency RMBS portfolio, which may result in price volatility as the Federal Reserve further reduces principal reinvestments. Finally, the market liquidity of our investments and the financing markets could be negatively impacted if the Federal Reserve's Federal Open Market Committee (or "FOMC") suddenly changes market expectations of the target Federal Funds Rate or takes other actions which have the effect of tightening monetary policy.

As discussed above, investing in mortgage-related securities (including on a leveraged basis) subjects us to many risks including interest rate risk, prepayment and reinvestment risk, credit risk, spread risk, and liquidity risk. Please refer to Part I, Item 1A, "Risk Factors" as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K for a detailed discussion of these factors and others that have the potential to impact our results of operations and financial condition.

COMPETITION

The business models of mortgage REITs range from investing only in Agency MBS to investing substantially in non-investment grade MBS and originating and securitizing mortgage loans and investing in mortgage servicing rights. Some mortgage REITs will invest in RMBS and related investments only, some in CMBS and related investments only, and some in a mix. Each mortgage REIT will assume various types and degrees of risk in its investment strategy.

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

	NOL Available for Use	Total NOL
As of December 31, 2014:	$11,739	$89,775
NOL limitation release for the years ended:
December 31, 2015	13,451
December 31, 2016	13,451
December 31, 2017	13,451
NOL used for the years ended:
December 31, 2015	—	—
December 31, 2016	—	—
December 31, 2017 (1)	—	—
As of December 31, 2017	$52,092	$89,775
(1) Subject to completion of our 2017 federal income tax return.

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

If we fail to meet either the 75% income test or the 95% income test, or both, in a taxable year, we might nonetheless continue to qualify as a REIT, if our failure was due to reasonable cause and not willful neglect and the nature and amounts of our items of gross income were properly disclosed to the Internal Revenue Service (the “IRS”). However, in such a case we would be required to pay a tax equal to 100% of any excess non-qualifying income.

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

Ownership. In order to maintain our REIT status, we must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of our outstanding shares be owned by five or fewer persons at any time during the last half of our taxable year. The "more than 100 shareholders" rule requires that we have at least 100 shareholders for 335 days of a twelve-month taxable year. If we failed to satisfy the ownership requirements, we would be subject to fines and be required to take curative action to meet the ownership requirements in order to maintain our REIT status.

Recent Tax Legislation

The recently passed Tax Cuts and Jobs Act (the “TCJA”) made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, among other items, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37%, (3) the corporate alternative minimum tax is repealed and (4) the backup withholding rate for domestic owners is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (plus the 3.8% surtax on net investment income, if applicable). The maximum rate of withholding with respect to our distributions to certain foreign owners that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deductibility of net interest expense is limited for all businesses; however, certain businesses, including certain real estate businesses, may elect to not be subject to such limitations, in which case they would be required to depreciate their real property-related assets over longer depreciable lives. To the extent that a taxable REIT subsidiary has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such taxable REIT subsidiary. The reduced corporate tax rate will apply to our taxable REIT subsidiaries.

The individual and collective impact of these changes on REITs and their security holders is uncertain, and may not become evident for some period. Prospective and current investors should consult their tax advisors regarding the implications of the TCJA on their investment.

EMPLOYEES

As of December 31, 2017, we have 17 employees and one corporate office in Glen Allen, Virginia. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Executive Officers of the Company

Name (Age)	Current Title	Business Experience
Byron L. Boston (59)	Chief Executive Officer, President, Co-Chief Investment Officer, and Director	Chief Executive Officer and Co-Chief Investment Officer effective January 1, 2014; President and Director since 2012; Chief Investment Officer since 2008.
Stephen J. Benedetti (55)	Executive Vice President, Chief Financial Officer, and Chief Operating Officer	Executive Vice President and Chief Operating Officer since 2005; Executive Vice President and Chief Financial Officer from 2001 to 2005 and beginning again in 2008.
Smriti L. Popenoe (49)	Executive Vice President and Co-Chief Investment Officer
Executive Vice President and Co-Chief Investment Officer effective January 1, 2014; Chief Risk Officer of PHH Corporation between 2010 and 2013; Senior Vice President, Balance Sheet Management, of Wachovia Bank, from 2006 to 2009.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements, and other information with the Securities Exchange Commission (the “SEC”). Copies of these reports, proxy statements, and other information can be read and copied at:

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

RISKS RELATED TO OUR BUSINESS

We use leverage in order to enhance returns to our shareholders which increases the risk of volatility in our results and could lead to material decreases in net interest income, net income, dividends, book value per common share, and liquidity.

The use of leverage in our business increases the risk of volatility in returns to our shareholders and increases the risk of a material decline in our shareholders’ equity, book value per common share and liquidity. Leverage increases returns on our invested capital if we can earn a greater return on investments than our cost of borrowing, but can decrease returns if borrowing costs increase and we have not adequately hedged against such an increase. In addition, using leverage magnifies the potential losses to shareholders' equity and book value per common share if the market value of our investments declines and if we have not adequately hedged against this risk. We also have increased liquidity risk stemming from the potential for margin calls by our lenders for fluctuations in investment collateral values, or if the lender fails to renew or roll over the financing.

Our ability to access leverage in the conduct of our operations is impacted by the following:

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

Our investments fluctuate in value due to changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments, and other factors. Our investments may also fluctuate in value due to increased or reduced demand for the types of investments we own which could be impacted by, among other things, interest rates, capital flows, and government and regulatory policies. Changes in the market values of our investments are reflected in our consolidated financial statements in other comprehensive income, shareholders' equity and book value per common share. Changes in credit spreads represent the market's valuation of the perceived riskiness of assets relative to risk-free rates, and widening credit spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Credit spreads could change based on macro-economic or systemic factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security, market psychology, and FOMC monetary policy. In addition, most of our investments are fixed rate or reset in rate over a period of time, and as interest rates rise, the market value of these investments will decrease. If market values decrease significantly, we may be forced to sell assets at losses in order to maintain liquidity and repay or renew repurchase agreements at maturity.

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

Fluctuations in interest rates may also negatively affect the market value of our securities. Since our MBS are fixed rate or adjust generally over longer-term periods, rising interest rates will reduce the market value of our MBS as a result of higher yield requirements by the market for these types of securities. In some instances, increases in short-term interest rates are rapid enough that short-term interest rates equal or exceed medium/long-term interest rates, resulting in a flat or inverted yield curve. Any fixed-rate or hybrid ARM investment will generally be more negatively affected by these increases than ARMs (which have interest-rates that adjust more frequently). Reductions in the market value of our MBS could result in margin calls from our lenders, potentially forcing us to sell securities at a loss. Conversely, while declining interest rates are more favorable for us, we may experience increasing prepayments, resulting in reduced profitability due to reinvestment of our capital in lower yielding investments.

Our use of hedging strategies to mitigate our interest rate exposure may not be effective and may adversely affect our income, liquidity and book value.

We use or may use interest rate swap agreements, Eurodollar futures, interest rate caps, options, forward contracts and other derivative transactions (collectively, “hedging instruments”) to help mitigate increased financing costs and volatility in book value from adverse changes in interest rates. Our hedging activity will vary in scope based on our portfolio construction and objectives, the actual and implied level and volatility of interest rates, our forecast of future interest rates, and financing sources used. No hedging strategy can completely insulate us from the interest rate risks to which we are exposed, and there can be no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition. Hedging instruments we use may adversely affect our results of operations and book value (particularly if interest rates decline) as the fair value of hedging instruments fluctuates with changes in rates (and require us to post margin to counterparties) and also involve an expense that we will incur regardless of the effectiveness of the hedging activity. In periods of rapidly changing interest rates, particularly declining interest rates, our liquidity could be negatively impacted if declines in the value of the hedges is greater than the increase in fair value of the hedged investments.

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

We invest in to-be-announced, or TBA, securities which are forward contracts for the purchase of non-specified Agency RMBS and execute TBA dollar roll transactions. It could be uneconomical to roll our TBA contracts or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

The Company executes TBA dollar roll transactions which effectively delay the settlement of a forward purchase of a TBA by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering an identical TBA long position with a later settlement date. Under certain market conditions, TBA dollar roll transactions may result in negative net interest income whereby the Agency RMBS purchased for forward settlement under a TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Market conditions could also adversely impact the TBA dollar roll market. In particular, the announced reduction in the Federal Reserve’s reinvestment of principal payments on Agency RMBS could adversely impact the TBA dollar roll market as this reduction is implemented. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts and our trading counterparties may require us to post additional margin above the levels established by the MBSD. Negative income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

We invest in assets that are traded in over-the-counter (“OTC”) markets which are less liquid and have less price transparency than securities exchanges. Owning securities that are traded in OTC markets may increase our liquidity risk, particularly in a volatile market environment, because our assets may be more difficult to borrow against or sell in a prompt manner and on terms acceptable to us, and we may not realize the full value at which we previously recorded the investments and/or may incur additional losses upon sale.

Though Agency MBS are generally deemed to be very liquid securities, turbulent market conditions in the past have at times significantly and negatively impacted the liquidity of these assets, resulting in reductions in their market value. Non-Agency MBS are typically more difficult to value, less liquid, and experience greater price volatility than Agency MBS. In addition, market values for non-Agency MBS are typically more subjective than Agency MBS. Because of these factors, the number of lenders willing to provide financing for non-Agency MBS or accept them as collateral has generally been limited compared to Agency MBS. Given the trading of our investments in OTC markets, in an extreme case of market stress, a market may not exist for certain of our assets at any price. If the MBS market were to experience a severe or extended period of illiquidity, lenders may refuse to accept our assets as collateral for repurchase agreement financing, which could have a material adverse effect on our results of operations, financial condition and business. A sudden reduction in the liquidity of our investments could limit our ability to finance or could make it difficult to sell investments if the need arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the fair value at which we have previously recorded our investments which would result in lower than anticipated gains or higher losses.

Purchases and sales of Agency RMBS by the Federal Reserve may adversely affect the price and return associated with Agency RMBS, which could negatively impact the value of our investments, comprehensive income, book value per common share, and liquidity.
The Federal Reserve owns approximately $1.8 trillion of Agency RMBS as of December 31, 2017. In October 2017, the Federal Reserve began reducing reinvestment of principal payments from its holdings of Agency RMBS into new Agency RMBS purchases, thereby causing a decline in Federal Reserve security holdings over time. While it is very difficult to predict the impact of the Federal Reserve portfolio runoff on the prices and liquidity of Agency RMBS, returns on Agency RMBS may be adversely affected as private investors seek higher yields. This in turn could reduce our comprehensive income, book value per common share, and our liquidity.
Our repurchase agreements and agreements governing certain interest rate swaps may contain financial and non-financial covenants. Our inability to meet these covenants could adversely affect our financial condition, results of operations, and cash flows.

In connection with certain of our repurchase agreements and interest rate swap agreements, we are required to maintain certain financial and non-financial covenants. As of January 31, 2018, the most restrictive financial covenants require that we have a minimum of $30 million of liquidity and declines in shareholders' equity no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and interest rate swap agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates and changes in market conditions, could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of an agreement, acceleration of all amounts owed under an agreement, and generally would give the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the underlying agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements and interest rate swap agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.

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

We may own large balance Agency CMBS which are collateralized by a single-loan. While these Agency CMBS have some form of prepayment protection such as yield maintenance which would compensate us for the prepayment, these securities are collateralizing repurchase agreements. If the single loan CMBS prepays, typically there is a 20-day delay between the announcement of such prepayment and the receipt of cash from the prepayment; however, the repurchase agreement lender may initiate a margin call when the prepayment is announced. If the margin call were large enough, we might not be able to meet such margin call from available liquidity, and we could be forced to sell assets quickly and on terms unfavorable to us to meet the margin call. If we cannot meet the margin call, we may be in default under the repurchase agreement until we receive the cash from the prepayment. Because some of our repurchase agreement borrowings contain cross-default provisions, such default could trigger defaults on and margin calls with respect to other of our repurchase agreement borrowings.

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

We invest in securities guaranteed by Fannie Mae and Freddie Mac which are currently under conservatorship by the Federal Housing Finance Administration (the “FHFA”). As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. Both Fannie Mae's and Freddie Mac's solvency is being supported by the Treasury through their committed purchases of Fannie Mae and Freddie Mac preferred stock. The ultimate impact on the operations of Fannie Mae and Freddie Mac from the conservatorships and the support they receive from the U.S. government is not determinable and could affect Fannie Mae and Freddie Mac in such a way that our business, operations and financial condition may be adversely affected.

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

The outcome of the conservatorship and the scope and nature of actions that may ultimately be taken by the U.S. Congress to reform the GSEs and the housing finance system, are not predictable at this point. Actions limiting the guarantee on future Agency MBS could impact the amount of Agency MBS available to be purchased which could lead to increased competition and reduced returns from these assets. It could also negatively impact our ability to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act). On the other hand, actions expanding the guarantee on future Agency MBS could make Agency MBS more expensive and could impact potential returns on these investments.

Fannie Mae’s and Freddie Mac’s long-term financial viability is highly dependent on governmental support. If the Treasury withdraws its support, the value of Agency MBS could significantly decline, which would make it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. In addition, future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. government, including those that result in their winding down, release from conservatorship, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae and Freddie Mac. As a result, such policies could increase the risk of loss on investments in Agency MBS. It also is possible that such policies could adversely impact the market for such securities and spreads at which they trade, and thereby adversely impact the profitability of our investments.

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

RMBS securities are generally collateralized by pools of single family mortgage loans which have less idiosyncratic risk than CMBS and CMBS IO. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. Many factors may impair borrowers’ abilities to repay their loans, including among other things, their employment situation, economic conditions, and the availability of refinancing. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

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

Our net income will largely depend on our ability to acquire mortgage-related assets with acceptable risk-return profiles at favorable spreads over our borrowing costs. The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in real estate lending markets depends on various factors, including interest rates, regional and national economic conditions, and real estate values. In acquiring investments, we may compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, insurance companies, mutual funds, and other entities that purchase assets similar to ours, many of which have greater financial resources than we do. As a result of these factors, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

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

Rating agencies rate securities based upon their assessment of the safety of the receipt of principal and interest payments on the securities. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so the credit quality of our investments may be better or worse than the ratings indicate. We attempt to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information that we have obtained about the loans underlying the security and the credit subordination structure of the security. Despite these efforts, our assessment of the quality of an investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

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

If we fail to properly conduct our operations, we could become subject to regulation under the 1940 Act. Conducting our business in a manner so that we are exempt from registration under and compliance with the 1940 Act may reduce our flexibility and could limit our ability to pursue certain opportunities.

We seek to conduct our operations to avoid falling under the definition of an investment company pursuant to the 1940 Act. Specifically, we seek to conduct our operations under the exemption provided under Section 3(c)(5)(C) of the 1940 Act, a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate. According to SEC no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the Act. Our subsidiaries will rely either on Section 3(c)(5)(C) or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7). The SEC issued a concept release in 2011 announcing that it was reviewing the Section 3(c)(5)(C) exemption, particularly as it relates to mortgage REITs, but has not taken any action or issued any interpretive guidance since that time. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C).

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

We believe that we have complied with all of the requirements set forth above as of and for the year ended December 31, 2017. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.

RISKS RELATED TO REGULATORY POLICY

The effects of legislative and regulatory changes on our business, the housing finance industry, and the markets in which we invest and borrow are uncertain and may be adverse to our business, results of operations, and financial condition.

As a result of the financial crisis in 2007 to 2008, Congress passed the Dodd-Frank Act in July 2010 which significantly increased the regulation of, and as a result significantly reduced certain activities of affected financial institutions. It also created agencies such as the Consumer Financial Protection Bureau ("CFPB") and expanded certain powers of government regulatory agencies in an effort to enhance oversight of the financial services industry, including the housing finance industry. Although much of the Dodd-Frank Act has been implemented, there are some key aspects of the legislation not yet implemented. There is significant uncertainty regarding the legislative and regulatory changes that will be implemented or proposed by the administration of President Trump and the current U.S. Congress, particularly regarding the possible repeal of portions of the Dodd-Frank Act, housing policy and housing finance reform in the U.S., and the future roles of regulatory agencies such as the CFPB. Due to this uncertainty, it is not possible for us to predict how legislative or regulatory changes will affect our business, and there can be no assurance that these regulations will not have an adverse impact on our business, results of operations, or financial condition.

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

U.S. regulators have adopted capitalization standards for U.S. domiciled broker dealers of foreign banks. When fully implemented, these regulations and capitalization standards may impact the future availability of repurchase agreement financing which could impact our business model and adversely affect our financial conditions and results of operations.

The Federal Reserve has adopted rules that will require foreign bank holding companies with combined U.S. assets of more than $50 billion to establish an intermediate holding company (“IHC”) that is headquartered in the U.S. over the company’s U.S. subsidiaries. Any such IHC will be subject to U.S. regulatory capital and leverage requirements, subject to meeting relevant asset thresholds, as well as regulatory capital planning and stress testing requirements. This increased regulatory oversight could further limit the repurchase agreement financing made available by these foreign IHCs and their subsidiaries and affiliates, which could further increase our cost of financing. If the increased regulatory oversight causes the availability of repurchase agreement financing to decline, we may have fewer financing options in the future which could lead to lower profitability and could adversely affect our financial condition.

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

•	Compliance with the REIT income and asset requirements may limit the type or extent of hedging that we can undertake and could limit our ability to invest in TBA securities.

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

The recent passage of the TCJA may adversely affect the U.S. residential housing market, which could adversely affect our business.

The TCJA includes changes that could have an adverse impact on the U.S. residential housing and housing finance markets and potentially impact the market value of our investments. Among other items, the TCJA imposes new restrictions on the deductibility of interest on mortgage debt, state and local income taxes, and sales and property taxes, which may reduce home affordability and/or demand for residential real estate and adversely affect home prices. In addition, such changes may increase taxes payable by certain borrowers, thereby reducing their available cash and adversely impacting their ability to make payments on their residential mortgages, which in turn, could cause losses on our investments.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is lower than corresponding maximum ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the recently enacted TCJA, qualified REIT dividends constitute "qualified business income" and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Legislative or other actions affecting REITs could materially and adversely affect us and our stockholders.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our stockholders. We cannot predict how changes in the tax laws might affect us or our stockholders. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

In addition, the effect of substantive changes made by the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of U.S. Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the TCJA, the timing and effect of which cannot be predicted and may be adverse to us or our stockholders.

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

The Code is unclear regarding whether TBA securities are qualifying assets for the 75% asset test and whether income and gains from dispositions of TBA securities are qualifying income for the 75% gross income test. In addition, there is uncertainty under the Code pursuant to the “5% asset test,” whereby ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets (excluding ownership of any taxable REIT subsidiaries). Given the uncertainty regarding the tax treatment of TBAs, we will seek to limit our investment in TBAs and any other non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter and will limit our investments in TBAs with a single counterparty to no more than 5% of our total assets at the end of any calendar quarter. Further, we will attempt to limit our gains from TBA transactions and any other non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to invest in

TBAs utilizing dollar roll transactions could be limited. If at some point in the future we receive a written opinion that TBAs are more likely than not to be qualifying assets for the 75% asset test and to generate qualifying income for the 75% gross income test, we may subsequently increase our investment in TBAs.

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
As previously disclosed, the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., were defendants in litigation filed by Basic Capital Management, Inc., American Realty Trust, Inc., and Transcontinental Realty Investors, Inc. (together, the “DCI Plaintiffs”) in 1999 regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company (the “DCI Litigation”). The DCI Litigation concluded in 2004 and, after various appeals by the Plaintiffs, no judgment or damages were entered against the Company. Final judgment in the principal amount of $46.5 million, including damages of $25.6 million and attorneys' fees and post-judgment interest of $20.9 million, was entered in the DCI Litigation against DCI (the “DCI Judgment”). In 2014, third parties were awarded a judgment against certain of the DCI Plaintiffs in a matter not involving the Company or DCI. Those parties are now pursuing a garnishment action against the DCI Judgment which does not directly involve the Company other than requests from such third parties that the Company provide certain information related to DCI while it was an affiliate of the Company. On April 26, 2017, the DCI Plaintiffs filed a suit, case no. DC-17-04848 (the “Suit”), in the 191st District Court of Dallas County, Texas, (the “Dallas County District Court”) naming the Company and DCI as co-defendants. The case has been removed to the United States District Court for the Northern District of Texas. The Suit represents the DCI Plaintiffs’ attempt to enforce the DCI Judgment against the Company and alleges that the Company and DCI cooperated to fraudulently transfer DCI assets to the Company and to commit related acts to defraud the Plaintiffs with respect to recovery on the DCI Judgment. The Suit also alleges that the Company and DCI are a single business enterprise. The Suit seeks monetary and exemplary damages, attorneys’ fees, and other relief.

The Company believes that the Suit against it is baseless and without merit and intends to defend itself vigorously in this action. The Company believes, based upon information currently available, that the Suit will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. The outcome, however, of any legal proceeding, including the Suit, cannot be predicted with certainty. As such, no assurances can be given that the Company will be successful in its defense of this action on the merits or otherwise.  If the Company is not successful in its defense efforts, the resolution of this matter could have a material adverse effect on the Company’s consolidated financial statements as a whole in a given future reporting period.

Other than as described above, to the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately 19,407 holders of record as of February 27, 2018. On that date, the closing price of our common stock on the New York Stock Exchange was $6.20 per share. The high and low common stock prices and cash dividends declared on our common stock, our Series A Preferred Stock, and our Series B Preferred Stock for each quarter during the last two years were as follows:

			Dividends Declared
	High	Low	Common Stock	Series A Preferred Stock	Series B Preferred Stock
2017:
First quarter	$7.11	$6.58	$0.18	$0.53125	$0.4765625
Second quarter	$7.37	$6.69	$0.18	$0.53125	$0.4765625
Third quarter	$7.41	$6.76	$0.18	$0.53125	$0.4765625
Fourth quarter	$7.40	$6.86	$0.18	$0.53125	$0.4765625

2016:
First quarter	$6.92	$5.22	$0.21	$0.53125	$0.4765625
Second quarter	$7.00	$6.33	$0.21	$0.53125	$0.4765625
Third quarter	$7.61	$6.56	$0.21	$0.53125	$0.4765625
Fourth quarter	$7.21	$6.49	$0.21	$0.53125	$0.4765625

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

The following table summarizes dividends declared per share and their related tax characterization for the years ended December 31, 2017 and December 31, 2016:

	Tax Characterization			Total Dividends Declared Per Share
	Ordinary	Capital Gain	Return of Capital
Common dividends declared:
Year ended December 31, 2017	$0.2151908	$—	$0.5048092	$0.7200
Year ended December 31, 2016	$0.2572877	$—	$0.5827123	$0.8400

Preferred Series A dividends declared:
Year ended December 31, 2017	$2.1250000	$—	$—	$2.1250
Year ended December 31, 2016	$2.1250000	$—	$—	$2.1250

Preferred Series B dividends declared:
Year ended December 31, 2017	$1.9062500	$—	$—	$1.9063
Year ended December 31, 2016	$1.9062500	$—	$—	$1.9063

The following graph is a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index. The table below assumes $100 was invested at the close of trading on December 31, 2012 in each of our common stock, the S&P 500, the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index and assumes reinvestment of dividends.

	Cumulative Total Stockholder Returns as of December 31,
Index	2012	2013	2014	2015	2016	2017
Dynex Capital, Inc. Common Stock	$100.00	$95.44	$110.69	$97.44	$118.12	$134.46
S&P 500	$100.00	$132.36	$150.43	$152.51	$170.70	$207.92
Bloomberg Mortgage REIT Index	$100.00	$97.61	$116.56	$105.15	$128.39	$154.43
SNL U.S. Finance REIT Index	$100.00	$96.58	$110.61	$101.43	$124.94	$145.78

The sources of this information are Bloomberg, SNL Financial, and Standard & Poor’s, which management believes to be reliable sources. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

The Company has been authorized by its Board of Directors to repurchase up to $40 million of its outstanding shares of common stock through December 31, 2018. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The Company did not repurchase any shares during the three months ended December 31, 2017.

ITEM 6.    SELECTED FINANCIAL DATA
Our selected financial data presented below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.

	As of/For the Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	($ in thousands except per share data)
Mortgage-backed securities	$3,026,989	$3,212,084	$3,493,701	$3,516,239	$4,018,161
U.S. Treasuries	146,530	—	—	—	—
Total assets	3,305,778	3,397,731	3,670,048	3,688,311	4,217,137
Repurchase agreements	2,565,902	2,898,952	2,589,420	3,013,110	3,580,754
Total liabilities	2,748,720	2,930,547	3,178,023	3,081,009	3,631,261
Shareholders’ equity	557,058	467,184	492,025	607,302	585,876
Common shares outstanding	55,831,549	49,153,463	49,047,335	54,739,111	54,310,484
Book value per common share	$7.34	$7.18	$7.71	$9.02	$8.69
Leverage (1)	6.4	6.3	6.5	5.1	6.2

Statement of Comprehensive Income Data:
Interest income	$94,502	$91,898	$100,244	$105,644	$127,132
Interest expense (2)	36,178	25,231	22,605	25,915	39,028
Net interest income (2)	58,324	66,667	77,639	79,729	88,104
(Loss) gain on sale of investments, net	(11,530)	(4,238)	(978)	16,223	3,354
Gain (loss) on derivative instruments, net (2)	3,044	(5,606)	(43,128)	(53,393)	(10,076)
General and administrative expenses	(15,819)	(14,707)	(17,668)	(16,007)	(13,058)
Net income to common shareholders (2)	23,099	33,914	7,368	18,630	60,167
Comprehensive income (loss) to common shareholders	47,011	14,073	(26,716)	73,762	(26,160)
Average common shares outstanding	50,416,520	49,114,497	52,847,197	54,701,485	54,647,643
Net income per common share-basic and diluted	$0.46	$0.69	$0.14	$0.34	$1.10
Comprehensive income (loss) per common share-basic and diluted	$0.93	$0.29	$(0.51)	$1.35	$(0.48)
Dividends declared per share:
Common	$0.72	$0.84	$0.96	$1.00	$1.12
Series A Preferred	$2.13	$2.13	$2.13	$2.13	$2.13
Series B Preferred	$1.91	$1.91	$1.91	$1.91	$0.94

(1)
Leverage is calculated by dividing total liabilities by total shareholders’ equity as of each period end except for December 31, 2017 which includes TBA long positions at cost (as if settled) of $829.4 million within total liabilities.

(2)
Results for these amounts for the year ended December 31, 2013 are not directly comparable to other periods presented because the Company discontinued cash flow hedge accounting for its derivative instruments effective June 30, 2013.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Other Data Including Non-GAAP Financial Measures:	($ in thousands except per share data)
Adjusted interest expense (1)	$39,863	$27,943	$24,836	$27,345	$42,783
Adjusted net interest income (1)	63,817	63,955	75,408	78,299	84,349
Core net operating income to common shareholders (1)	37,003	40,943	49,174	54,162	63,786
Core net operating income per common share(1)	$0.73	$0.83	$0.93	$0.99	$1.17

Average interest earning assets	$3,052,372	$3,236,903	$3,685,936	$3,822,870	$4,290,073
Average balance of borrowings	2,697,601	2,912,426	3,269,711	3,347,701	3,797,845
Effective yield (2)	3.06%	2.82%	2.71%	2.76%	2.96%
Cost of funds (2)	1.32%	0.85%	0.68%	0.76%	1.01%
Net interest spread	1.74%	1.97%	2.03%	2.00%	1.95%

Adjusted cost of funds (1)	1.46%	0.94%	0.75%	0.81%	1.10%
Adjusted net interest spread (3)	1.64%	1.88%	1.96%	1.95%	1.86%

Effective yield by MBS type:
Agency RMBS	1.98%	1.71%	1.71%	1.81%	1.99%
Non-Agency RMBS	3.94%	3.61%	3.64%	6.93%	5.22%
Agency CMBS	2.80%	2.95%	3.08%	3.62%	3.59%
Non-Agency CMBS	12.03%	6.43%	5.74%	5.44%	5.63%
Agency CMBS IO	4.41%	4.21%	3.88%	4.35%	4.95%
Non-Agency CMBS IO	4.32%	4.11%	3.98%	4.08%	4.82%
(1) Represents a non-GAAP financial measure. See reconciliations provided below.
(2) Recalculation of weighted average effective yields using interest income and cost of funds using interest expense may not be possible because certain income and expense items are based on a 360-day year for the calculation while others are based on actual number of days in the year.
(3) Adjusted net interest spread is calculated by adding the impact of drop income from TBA dollar roll positions to effective yield and deducting adjusted cost of funds.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented above and within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted interest expense, adjusted net interest income, and the related metrics adjusted cost of funds and adjusted net interest spread. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers, although the Company's presentation of its non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Schedules reconciling core net operating income to common shareholders, adjusted interest expense, and adjusted net interest income to GAAP financial measures are provided below.

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance excluding changes in fair value of its investments and derivatives. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest costs, drop income on TBA dollar roll positions, general and administrative expenses, and preferred dividends. Management includes drop income, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, in core net operating income and in adjusted net interest income because TBA dollar roll positions are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes periodic interest costs from its interest rate swaps, which are also included in "gain (loss) on derivatives instruments, net", in adjusted net interest expense, and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including periodic interest costs from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from any instrument used by management to economically hedge the impact of changing interest rates on its portfolio and book value per common share, such as Eurodollar futures and TBA short positions. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Reconciliations of GAAP to Non-GAAP Financial Measures:	($ in thousands except per share data)

GAAP net income to common shareholders	$23,099	$33,914	$7,368	$18,630	$60,167
Less:
(Accretion) amortization of de-designated cash flow hedges (1)	(268)	(251)	3,499	6,788	5,193
Change in fair value of derivative instruments, net (2)	2,717	3,145	37,398	45,175	1,128
Loss (gain) on sale of investments, net	11,530	4,238	978	(16,223)	(3,354)
Fair value adjustments, net	(75)	(103)	(69)	(208)	652
Core net operating income to common shareholders	$37,003	$40,943	$49,174	$54,162	$63,786
Average common shares outstanding	50,416,520	49,114,497	52,847,197	54,701,485	54,647,643
Core net operating income per common share	$0.73	$0.83	$0.93	$0.99	$1.17

GAAP interest expense	$36,178	$25,231	$22,605	$25,915	$39,028
Add: net periodic interest costs of derivative instruments	3,417	2,461	5,730	8,218	8,948
Less: accretion (amortization) of de-designated cash flow hedges (1)	268	251	(3,499)	(6,788)	(5,193)
Adjusted interest expense	$39,863	$27,943	$24,836	$27,345	$42,783
Average balance of borrowings	2,697,601	2,912,426	3,269,711	3,347,701	3,797,845
Adjusted cost of funds	1.46%	0.94%	0.75%	0.81%	1.10%

GAAP net interest income	$58,324	$66,667	$77,639	$79,729	$88,104
Add:
TBA drop income	9,178	—	—	—	—
Net periodic interest costs of derivative instruments	(3,417)	(2,461)	(5,730)	(8,218)	(8,948)
Less: accretion (amortization) of de-designated cash flow hedges (1)	(268)	(251)	3,499	6,788	5,193
Adjusted net interest income	$63,817	$63,955	$75,408	$78,299	$84,349
Adjusted net interest spread	1.64%	1.88%	1.96%	1.95%	1.86%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization (accretion) of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

(2)
Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes net periodic interest costs incurred on effective interest rate swaps outstanding during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8, "Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K and in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Forward-Looking Statements” contained within this Item 7 for additional information. This discussion also contains non-GAAP financial measures. Please refer to Item 6 of this Annual Report on Form 10-K for reconciliations of these non-GAAP measures and additional information.
For a complete description of our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Item 1 of Part I of this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

Market volatility maintained a steady decline during 2017 despite the year starting with enormous fiscal policy uncertainty. Longer-term interest rates were range bound during 2017 as inflationary pressures remained muted, while short interest rates rose in response to monetary policy changes. The FOMC increased the Federal Funds Rate three times in 2017 to a targeted range of 1.25% - 1.50% as the FOMC continued to withdraw monetary policy accommodation from the markets. Overall credit spreads on MBS continued their tightening trend during the year, and asset prices generally improved as demand for yield remained strong amid the lower volatility environment. Many market participants believe the Tax Cuts and Jobs Act (the “TCJA”) enacted into law during the fourth quarter will lead to a boost in economic activity and higher inflation. In addition, many market participants believe there will be an increase the supply of U.S. Treasuries which may put upward pressure interest rates. Given the market’s perception of the potential boost in economic activity and inflation, markets ended 2017 decidedly more bearish on interest rates heading into 2018.

The chart below shows the highest and lowest rates during the year ended December 31, 2017 as well as the rates as of December 31, 2017 and December 31, 2016 for the indicated U.S. Treasury securities:

Similar to U.S. Treasury rates, the interest rate swap curve rose higher during 2017 at a modest pace with reasonably muted volatility relative to 2016. The chart below shows the highest and lowest swap rates during the year ended December 31, 2017 as well as the swap rates as of December 31, 2017 and December 31, 2016:

The table below shows examples of credit spreads in basis points for certain investment types in our MBS portfolio as of the end of each quarter since December 31, 2016:

Investment Type:	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Fixed 30 year FN 3% (Fixed-rate Agency RMBS)	36	34	36	29	26
Fixed 30 year FN 4% (Fixed-rate Agency RMBS)	33	27	31	29	26
Agency ARM 5/1 (Adjustable-rate Agency RMBS)	19	24	21	20	16
Agency DUS (Agency CMBS)	76	67	68	64	56
Freddie K AAA IO (Agency CMBS IO)	200	150	145	120	100
AAA CMBS IO (Non-Agency CMBS IO)	195	145	110	120	100
Freddie K B (Non-Agency CMBS)	295	220	165	170	165

Market expectations regarding real and anticipated shifts in government and regulatory policy as well as the steady decline in market volatility during 2017 presented us with opportunities to strategically invest capital during 2017. We were able to maintain our diversified investment strategy with a focus on high credit quality, highly liquid assets in both residential and commercial sectors by selling our lower yielding adjustable-rate Agency RMBS and reinvesting in 30-year fixed rate TBAs and specified pools of Agency RMBS while remaining active in multifamily CMBS to the extent we were able to find attractive risk-adjusted returns. Our results for 2017 also benefited significantly from the CMBS IO portion of our investment portfolio. As the regulatory environment became more favorable, we were able to diversify our funding sources, manage terms with our counterparties, and reposition our hedging portfolio to minimize the impact of additional hikes in the Federal Funds Rate, though increases in the Federal Funds Rate pressured our net interest income and net interest spread throughout 2017. Our continued commitment to disciplined risk management and capital allocation decisions that maximize flexibility helped to generate a total economic return on our book value of 12.3% for 2017 despite higher financing costs while maintaining stable leverage and improving the overall liquidity of our investment portfolio.

Management Outlook for 2018

Since the end of 2017, interest rates have continued to increase as markets adjust to the TCJA, anticipated increases in U.S. Treasury debt, and the potential for higher inflation. Interest rates in the U.S. appear to be reacting to higher interest rates in the Eurozone, and markets appear to be pricing in a higher probability of more increases by the Federal Reserve to the Federal Funds Rate than had previously been estimated. We believe that markets are transitioning to an improved environment for the marginal investment of capital in MBS. We also believe that the probability of higher interest rates and a steeper yield curve has increased for several reasons. First, U.S. tax cuts will provide a significant short-term stimulus to the economy. Second, increased issuances of U.S. Treasury securities and the fact that foreign central banks are seeking to reduce and eventually withdraw monetary stimulus could push interest rates even higher. Third, the Trump Administration has signaled that it intends to continue pursuing fiscal policies that will expand the federal deficit. And finally, the Federal Reserve is withdrawing monetary stimulus as it reduces its investment in Agency MBS and U.S. Treasury securities over time. This most likely would result in marginal returns on MBS improving versus where they were at the beginning of 2018.

The transition, however, is not guaranteed and is likely to take a long time. The transition period is also likely to be marked by periods of high volatility such as what was experienced in the beginning of 2018. Further, there are significant risks to actually moving to a higher interest rate environment. The continued rapid growth in global debt creates a drag on global economic growth and could exacerbate any sudden drop in aggregate demand. Additionally, sudden or large increases in interest rates could have a negative impact on equity valuations and economic activity, especially given the absolute amount of global debt outstanding. These factors could negatively impact economic growth which could eventually cause interest rates to decline. And lastly, market sentiment is very bearish on interest rates and short positions in U.S. Treasury notes are at an all-time high which could serve as a headwind, at least temporarily, for interest rates to rise.

Given our view, subsequent to December 31, 2017, we have added hedges to reduce our duration risk, and we will continue to actively manage our duration and our leverage as the market environment shifts. We expect to invest principally in Agency MBS and CMBS IO in order to maintain a highly liquid investment portfolio and give us the flexibility to increase or reduce leverage quickly.

On a longer-term basis, we continue to believe that favorable secular trends should support our business model. Global demand for yield should continue as populations age and seek the safety of yield versus capital appreciation. In addition, investment opportunities in U.S. housing finance should improve as the GSE and Federal Reserve footprints wane. And finally, reduced regulations should have a more favorable impact on our ability to finance our portfolios.

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
We typically receive a total of three to six bid-side prices from pricing services and brokers for each of our securities; prices obtained from brokers are not binding on either the broker or us. Management does not adjust the prices received, but, for securities on which we receive five or more prices, the high and low prices are excluded from the calculation of the average price. In addition, management reviews the prices received for each security by comparing those prices to actual purchase and sale transactions, our internally modeled prices that are calculated based on observable market rates and credit spreads, and the prices that our borrowing counterparties use in financing our securities. Management reviews prices which vary significantly from the pricing service and may exclude such prices from its calculation of fair value. The decision to exclude any price from use in the calculation of the fair values used in our consolidated financial statements is reviewed and approved by management independent of the pricing process. The average of the remaining prices received is used for the fair values included in our consolidated financial statements. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. The security is classified as a level 3 security if the inputs are unobservable, resulting in an estimate of fair value based primarily on management's judgment. As of December 31, 2017, less than 0.3% of our MBS are level 3 securities. Please refer to Note 5 of the Notes to our Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information on fair value measurements.
Amortization of Investment Premiums. We amortize premiums and accrete discounts associated with the purchase of our adjustable-rate Agency RMBS into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the effective yield method. If prepayments increase (or are expected to increase), we will accelerate the rate of amortization (accretion) on the premiums (discounts). Conversely, if prepayments decrease (or are expected to decrease), we will decelerate the rate of amortization (accretion) on the premiums (discounts). Estimates and judgments related to future levels of prepayments are critical to the determination of how much premium or discount to amortize or accrete, and the determination of the rate of amortization or accretion and future levels of prepayment are difficult for management to predict. With respect to both RMBS and CMBS, mortgage prepayment expectations can change based on how changes in current and projected interest rates impact a borrower's likelihood of refinancing as well as other factors, including but not limited to real estate prices, borrowers' credit quality, changes in the stringency of loan underwriting practices, and lending industry capacity constraints. With respect to RMBS, modifications to existing government refinance programs, or the implementation of new programs can have a significant impact on the rate of prepayments. Further, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on our securities and increase the uncertainty around management's estimates. We utilize various third party services to assist in estimating projected prepayments on our MBS. We review these estimates monthly and compare the results to any available market consensus prepayment speeds. We also consider historical prepayment rates and current market conditions to assess the reasonableness of the prepayment rates estimated by the third party service. Actual and anticipated prepayment experience is reviewed monthly and effective yields are adjusted for differences between the previously estimated future prepayments and the amounts actually received as well as changes in estimated future prepayments.

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

FINANCIAL CONDITION

During 2017, we shifted away from adjustable-rate Agency RMBS in favor of fixed-rate Agency RMBS and also continued to invest in Agency CMBS. Fixed-rate Agency MBS had more attractive yields and a better return profile relative to adjustable-rate Agency MBS . In addition, prepayments on fixed-rate Agency RMBS are more predictable than adjustable-rate Agency RMBS, which have a higher risk of prepayment in a flatter yield curve environment. We also began investing in U.S. Treasury securities during the fourth quarter of 2017 as these highly liquid securities allow us to earn a return on available cash at low financing costs while reducing credit spread risk. The following charts compare our investment portfolio as of December 31, 2017 to December 31, 2016:

(1)	Includes securities pending settlement as of December 31, 2017.

(2)
Includes long positions in TBAs used for investment purposes at their implied market value as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

The following table provides a summary of the amortized cost and fair value of our MBS portfolio and includes TBA dollar roll positions used for investment purposes as of the periods indicated:

	December 31, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
RMBS:
Agency RMBS, 30 year fixed-rate (1)	$903,270	$898,678	$—	$—
TBAs, 30 year fixed-rate (2)	829,425	830,908	—	—
Agency RMBS - adjustable rate	289,304	285,583	1,214,324	1,201,205
Non-Agency RMBS	1,070	1,091	33,548	33,562
	2,023,069	2,016,260	1,247,872	1,234,767
CMBS and CMBS IO:
Fixed-rate Agency CMBS	$1,134,409	$1,124,351	$1,166,454	$1,144,555
Non-Agency CMBS	22,466	24,764	72,749	78,216
Agency CMBS IO	375,361	380,306	411,737	411,898
Non-Agency CMBS IO	308,472	312,216	346,155	342,648
	1,840,708	1,841,637	1,997,095	1,977,317

Total MBS portfolio including TBA dollar roll positions	$3,863,777	$3,857,897	$3,244,967	$3,212,084

(1)	Includes securities pending settlement as of December 31, 2017.

(2)
Consists of long positions in TBAs used for investment purposes at their implied cost basis and implied market value, respectively, as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

The following table details the activity related to our MBS portfolio including TBA dollar roll positions during the year ended December 31, 2017:

	Agency CMBS	Agency RMBS		CMBS IO (3)	Non-Agency Other (4)	Total
($ in thousands)		30-Year Fixed Rate (1) (2)	Adjustable Rate
Balance as of December 31, 2016	$1,144,555	$—	$1,201,205	$754,546	$111,778	$3,212,084
Purchases	286,275	1,745,684	—	72,017	—	2,103,976
Principal payments	(61,610)	(11,106)	(188,018)	—	(34,586)	(295,320)
Sales	(252,759)	(1,111)	(727,841)	—	(50,871)	(1,032,582)
(Amortization) accretion	(4,347)	(773)	(9,161)	(146,075)	2,696	(157,660)
Change in fair value	12,237	(3,108)	9,398	12,034	(3,162)	27,399
Balance as of December 31, 2017	$1,124,351	$1,729,586	$285,583	$692,522	$25,855	$3,857,897

(1)	Includes securities pending settlement as of December 31, 2017.

(2)
Includes long positions in TBAs used for investment purposes at their implied market value as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(3)	Includes Agency and non-Agency issued CMBS IO.

(4)	Includes non-Agency CMBS and RMBS.

We sold the majority of our investments in adjustable-rate Agency RMBS during 2017 as we expect these assets to underperform other asset classes in the current flat yield curve environment. We also sold certain Agency CMBS that were nearing their maturities, had lower coupons, or had higher liquidity risk due to the potential for significant margin calls that could occur in the event of a prepayment. During the same period, we also sold lower-yielding non-Agency CMBS investments and redeployed capital in Agency RMBS and sold most of our non-Agency RMBS because these investments were generally within a year of their expected maturity.

RMBS

The following table provides information on our Agency RMBS investments including securities pending settlement and TBA dollar roll positions as of December 31, 2017:

	December 31, 2017
				Weighted Average Based on Par
Coupon	Par	Amortized Cost/Implied Cost Basis (1)(3)	Fair Value (2)(3)	Average Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
($ in thousands)
30-year fixed-rate:
3.0%	$244,374	$246,155	$244,818	$233,584	13	5.0%	6.30
4.0%	623,293	657,114	653,860	274,965	4	4.0%	3.91
TBA 4.0%	795,000	829,425	830,908	n/a	n/a	n/a	2.95
Total 30-year fixed-rate	$1,662,667	$1,732,694	$1,729,586	$263,310	6	4.3%	3.80

Adjustable-rate:
3.1% (7)	$278,886	$289,305	$285,583	$271,516	74	16.0%	2.28

Total Agency RMBS (including TBA dollar roll positions)	$1,941,553	$2,021,999	$2,015,169	$265,306	23	7.1%	3.58

(1)	Implied cost basis of TBA dollar roll positions represents the forward price to be paid for the underlying Agency MBS as if settled.

(2)	Fair value of TBA dollar roll positions is the implied market value of the underlying Agency security as of the end of the period if settled.

(3)
The net carrying value of TBA dollar roll positions, which is the difference between their implied market value and implied cost basis, was $1.5 million as of December 31, 2017 and is included on the consolidated balance sheet within “derivative assets”.

(4)	TBA dollar roll positions are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(5)	Constant prepayment rate (“CPR”) represents the 3-month CPR of Agency RMBS held as of date indicated. Securities with no prepayment history are excluded from this calculation.

(6)
Duration measures the sensitivity of a security's price to the change in interest rates and represents the percent change in price of a security for a 100 basis point increase in interest rates. We calculate duration using third-party financial models and empirical data. Different models and methodologies can produce different estimates of duration for the same securities.

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

	December 31, 2017			December 31, 2016
($ in thousands)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Adjustable-rate Agency RMBS by MTR:
0-12 MTR	$43,218	$44,450	$45,504	$335,476	$355,069	$353,887
13-36 MTR	2,026	2,167	2,117	225,272	237,642	235,137
37-60 MTR	168,980	176,258	172,903	151,578	160,948	157,945
Greater than 60 MTR	64,662	66,430	65,059	444,932	460,665	454,236
Total adjustable-rate Agency RMBS	$278,886	$289,305	$285,583	$1,157,258	$1,214,324	$1,201,205

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

	December 31, 2017			December 31, 2016
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$34,065	$31,026	41	$57,771	$53,161	34
2009 to 2012	106,619	109,234	27	193,061	198,916	33
2013 to 2014	20,237	20,600	82	42,760	43,176	95
2015	468,296	469,657	103	683,680	687,214	111
2016	239,139	240,831	110	254,781	256,736	122
2017	282,112	285,527	118	—	—	—
	$1,150,468	$1,156,875	99	$1,232,053	$1,239,203	97

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

As of December 31, 2017, the majority of the collateral underlying our non-Agency CMBS is comprised of multifamily properties. We sold our non-Agency CMBS collateralized with single-family rental properties during the second quarter of 2017. The collateral underlying our non-Agency CMBS investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS was Texas as of December 31, 2017 and December 31, 2016 at 19% and 16%, respectively.

CMBS IO

Income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools. Our return on these investments may be negatively impacted by any change in scheduled cash flows such as modifications of the mortgage loans or involuntary prepayments including defaults, foreclosures, and liquidations on or of the underlying mortgage loans prior to its contractual maturity date. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, to address changes in market fundamentals and the composition of mortgage loans collateralizing an investment, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of December 31, 2017 by year of origination:

	December 31, 2017			December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010	$6,421	$6,554	13	$9,456	$9,858	19
2011	25,652	26,720	18	35,130	36,897	23
2012	71,615	72,913	22	102,378	103,675	27
2013	103,730	104,568	28	128,891	129,011	33
2014	171,285	173,043	34	201,802	200,260	39
2015	170,663	172,974	40	198,016	194,886	45
2016	82,698	83,444	47	82,219	79,959	87
2017	51,769	52,306	53	—	—	—
	$683,833	$692,522	36	$757,892	$754,546	42
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Approximately 67% of the collateral underlying our non-Agency CMBS IO is comprised of retail, office, and multifamily properties as of December 31, 2017, and there have been no material changes to the characteristics or distribution of collateral type underlying these securities since December 31, 2016. The collateral underlying our non-Agency CMBS IO investments is geographically dispersed in order to mitigate exposure to any particular region of the country. The U.S. state with the largest percentage of collateral underlying our non-Agency CMBS IO was California at 14% as of December 31, 2017, unchanged from December 31, 2016.

Derivative Assets and Liabilities

We regularly monitor and adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio, shifts in the yield curve, and our expectations with respect to the future path of interest rates and interest rate volatility. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K for more information.

Interest rate swaps and Eurodollar futures. As of December 31, 2017, we used interest rate swaps to hedge a portion of our earnings and book value exposure to fluctuations in interest rates as well as Eurodollar futures primarily to hedge a portion of our book value exposure to fluctuations in interest rates. The following graphs present the effective notional balance outstanding and weighted average net pay-fixed rate for our interest rate swaps for the periods indicated:

During the year ended December 31, 2017, we added interest rate swaps with a combined notional of $3.9 billion at a weighted average net pay-fixed rate of 1.64% and terminated $1.7 billion in interest rate swaps with a weighted average net pay-fixed rate of 1.35%. We had $0.2 billion of interest rate swaps mature during the year ended December 31, 2017 with a weighted average net pay-fixed rate 0.92%. Additionally, we added Eurodollar futures with a combined notional of $2.6 billion at a weighted average rate of 1.71%. The Eurodollar futures aggregate notional amount represents the total notional amount of the 3-month contracts with expiration dates in 2018. The maximum notional amount outstanding for any future 3-month period did not exceed $650 million as of December 31, 2017. The Eurodollar futures replaced certain existing hedges, allowing us to shift hedging costs beyond 2018 in order to better match timing of expected interest rate increases without impacting the Company’s overall risk position or current effective borrowing costs.

TBAs. We hold short and long positions in TBA securities which are accounted for as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS or the individual TBA transaction will not settle in the shortest time period possible. Please refer to Part I, Item 1 and “RMBS” above in this section for additional information about long positions in TBAs, or TBA dollar roll positions, which are used as a means of investing in and financing fixed-rate Agency RMBS.

We periodically enter into short positions in TBAs to partially hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. As of December 31, 2017, we held one TBA short position with a coupon of 3.5% and implied cost basis (if settled) of $(153.8) million, which is included in our derivative liabilities on our consolidated balance sheet at its net carrying value $(0.3) million. Please refer to “Gain (Loss) on Derivative Instruments, Net” in “Results of Operations - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016” of this Part II, Item 7 for additional information on TBAs.

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS as discussed in “Risk Factors” in Part1, Item 1A of this Annual Report on Form 10-K. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
AAA	$—	$—	$—	$35,405	$35,313	$32,266
AA	—	—	—	14,127	14,105	11,665
A	18,212	18,212	15,508	18,614	18,549	15,831
Below A/Not Rated	6,552	—	—	10,070	9,873	7,119
	$24,764	$18,212	$15,508	$78,216	$77,840	$66,881

Non-Agency CMBS IO:
AAA	$259,155	$259,151	$218,995	$290,092	$289,608	$246,412
AA	42,486	—	—	46,986	45,995	40,026
A	735	735	641	—	—	—
Below A/Not Rated	9,840	51,685	44,058	5,570	5,536	4,761
	$312,216	$311,571	$263,694	$342,648	$341,139	$291,199

Non-Agency RMBS:
Below A/Not Rated	$1,091	$—	$—	$33,562	$31,952	$26,149
	$1,091	$—	$—	$33,562	$31,952	$26,149

Please refer to Note 3 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our borrowings.

Shareholder’s Equity

Shareholder's equity increased approximately 19% during 2017 primarily due to issuances of preferred and common stock. During the year ended December 31, 2017, we issued 1,316,743 shares of Series B Preferred Stock under our preferred stock ATM program at a discount of approximately 5% to the liquidation value of $25.00 per share. Cash proceeds were $31.4 million, net of 2% broker commissions and other fees. On March 31, 2017, the Company entered into an amended and restated equity distribution agreement pursuant to which the Company may offer and sell up to 7,416,520 shares of common stock of the Company from time to time through its sales agent in at-the-market (“ATM”) offerings. We issued 6,597,056 shares of common stock pursuant to this agreement during the year ended December 31, 2017 for cash proceeds of $47.2 million at a discount of approximately 3% to book value of $7.34 per common share as of December 31, 2017. We are using the cash proceeds from these capital raises in combination with repurchase agreement borrowings to purchase additional interest earning assets for our investment portfolio.

RESULTS OF OPERATIONS

The discussions below provide information on items on our consolidated statements of comprehensive income. These discussions include both GAAP and non-GAAP financial measures which management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of Item 6 of Part II of this Annual Report on Form 10-K for additional important information about these measures.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Interest Income and Asset Yields

The following table summarizes information about our results from our investments during the periods indicated:

	Year Ended
	December 31,
	2017			2016
($ in thousands)	Income	Average Balance	Yield	Income	Average Balance	Yield
MBS	$92,657	$3,006,087	3.07%	$90,949	$3,214,897	2.82%
U.S. Treasuries	616	28,848	2.14%	—	—	—%
Mortgage loans held for investment, net	698	17,437	4.01%	856	22,006	3.89%
Total from investments	93,971	3,052,372	3.06%	91,805	3,236,903	2.82%
Cash and cash equivalents	531			93
Total interest income	$94,502			$91,898

The following table presents details on average balances, interest income, and effective yields of MBS for the periods indicated:

	Year Ended
	December 31,
	2017		2016
($ in thousands)	Amount	Yield	Amount	Yield
RMBS:
Coupon and scheduled amortization	$21,519	2.18%	$27,670	1.91%
Prepayment adjustments (1)	(1,741)	(0.18)%	(1,962)	(0.13)%
	$19,778	2.00%	$25,708	1.78%
Average balance (2)	$987,107		$1,446,479

CMBS:
Coupon and scheduled amortization	$38,001	2.93%	$32,918	3.18%
Prepayment adjustments (1)	2,701	0.21%	1,256	0.12%
	$40,702	3.14%	$34,174	3.30%
Average balance (2)	$1,282,207		$1,021,960

CMBS IO:
Coupon and scheduled amortization	$27,458	3.73%	$28,172	3.77%
Prepayment adjustments (1)	4,719	0.64%	2,895	0.39%
	$32,177	4.37%	$31,067	4.16%
Average balance (2)	$736,773		$746,458

Total MBS interest income and effective yield:	$92,657	3.07%	$90,949	2.82%

Total average balance (2):	$3,006,087		$3,214,897

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

Interest income and effective yields on our total MBS portfolio for the year ended December 31, 2017 increased primarily due to higher prepayment penalty income from CMBS and CMBS IO. Interest income and effective yields on MBS also increased overall as a result of our shift in investment strategy to higher yielding 30-year fixed-rate securities over the past twelve months. The following table presents the estimated impact of changes in average balances, yields, and prepayment adjustments on interest income by type of MBS for the periods indicated:

	Year Ended
	December 31, 2017 Compared to December 31, 2016
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
RMBS	$(5,930)	$(6,507)	$356	$221
CMBS	6,528	5,033	50	1,445
CMBS IO	1,110	(364)	(350)	1,824
Total	$1,708	$(1,838)	$56	$3,490

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and prepayment compensation, net of amortization for CMBS and CMBS IO.

Interest income from RMBS for the year ended December 31, 2017 decreased $(5.9) million compared to the year ended December 31, 2016 primarily as a result of a lower average interest earning balance from RMBS. Although the majority of our lower yielding adjustable-rate RMBS sold during the first nine months of 2017 were replaced with purchases of higher yielding fixed-rate RMBS as of December 31, 2017, the majority of this reinvestment did not occur until the last fourth months of 2017.    The following table presents the estimated impact of changes in average balances, yields, and prepayment adjustments on interest income by type of RMBS for the periods indicated:

	Year Ended
	December 31, 2017 Compared to December 31, 2016
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
Adjustable-rate Agency RMBS	$(10,512)	$(11,069)	$357	$200
Fixed-rate Agency RMBS	5,995	5,995	—	—
Non-Agency RMBS	(1,413)	(1,433)	(1)	21
	$(5,930)	$(6,507)	$356	$221

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and prepayment compensation, net of amortization for CMBS and CMBS IO.

Interest income from CMBS for the year ended December 31, 2017 increased $6.5 million compared to the year ended December 31, 2016 primarily due to the increase in the average interest earning balance of CMBS. Although our investment in CMBS decreased to $1.1 billion as of December 31, 2017 compared to $1.2 billion as of December 31, 2016, our average balance outstanding increased 25% during the year ended December 31, 2017 as compared to 2016 because the majority of our purchases of higher yielding Agency CMBS occurred during the first six months of 2017 whereas the majority of our sales of Agency CMBS did not occur until the fourth quarter of 2017. Interest income from CMBS also increased due to an increase of approximately $1.4 million in prepayment penalty income primarily from our legacy non-Agency CMBS. Effective yield from CMBS for the year ended December 31, 2017 declined compared to the year ended December 31, 2016 because the Agency CMBS we have purchased over the past year have average yields lower than the average yields of the CMBS portfolio held during the year ended December 31, 2016. In addition, non-Agency CMBS, which typically have higher yields than Agency CMBS, comprised a smaller percentage of the total CMBS portfolio during 2017 versus 2016.

Interest income and effective yield for CMBS IO for the year ended December 31, 2017 increased $1.1 million and 21 basis points, respectively, compared to the year ended December 31, 2016 primarily due to increased prepayment penalty income which more than offset the decline in the average balance of CMBS IO.

During the fourth quarter of 2017, we purchased U.S. Treasuries which yielded 2.14% on an average balance of $114.5 million outstanding during the quarter. These highly liquid securities allow us a low cost method of earning a return on available cash without increasing spread risk while monitoring the availability of higher yielding MBS with attractive risk/return profiles. We did not own any U.S. Treasuries prior to these fourth quarter 2017 purchases.

Interest Expense and Cost of Funds

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2017	2016
Interest expense on repurchase agreement borrowings	$36,345	$24,191
Interest expense on FHLB advances	—	1,193
Accretion of de-designated cash flow hedges (1)	(268)	(251)
Non-recourse collateralized financing	101	98
Total interest expense	$36,178	$25,231

Average balance of repurchase agreements	$2,691,650	$2,659,809
Average balance of FHLB advances	—	244,967
Average balance of non-recourse collateralized financing	5,951	7,650
Average balance of borrowings	$2,697,601	$2,912,426
Cost of funds (2)	1.32%	0.85%

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

The following table presents the estimated impact of the change in average balances and borrowing rates of secured borrowings and other differences in interest expense for the comparative periods presented:

($ in thousands)	Year Ended December 31, 2017 vs. December 31, 2016
Change in borrowing rates on repurchase agreements and FHLB advances	$12,807
Change in average balance of repurchase agreements and FHLB advances	(1,846)
Increase in accretion of de-designated cash flow hedges	(17)
Decrease in non-recourse collateralized financing	3
Total increase in interest expense	$10,947

Increases in interest expense for the year ended December 31, 2017 compared to the same periods in 2016 were due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based primarily on one-month LIBOR which has increased approximately 79 basis points from December 31, 2016 to December 31, 2017.

Adjusted Interest Expense

Because we use interest rate swaps to economically hedge a portion of the impact of increasing short-term interest rates on our repurchase agreement financing costs, management considers net periodic interest costs from interest rate swaps to be an additional cost of financing investments. As such, management uses the non-GAAP financial measure “adjusted interest expense” which includes the net periodic interest costs of our effective interest rate swaps excluded from GAAP interest expense. Please read the section “Non-GAAP Financial Measures” in Item 6 of this Annual Report on Form 10-K for additional information and a reconciliation of adjusted interest expense to GAAP interest expense.

Adjusted interest expense for the year ended December 31, 2017 increased to $39.9 million compared to $27.9 million for the year ended December 31, 2016 primarily because of higher borrowing rates on our repurchase agreements as mentioned previously. Our net periodic interest costs also increased as we added interest rate swaps to our hedging portfolio during the year ended December 31, 2017 in order to mitigate the impact of changing interest rates on the book value of our fixed-rate Agency RMBS (and therefore, impacting our book value per common share).

Net Interest Income and Net Interest Spread

The tables below present net interest income and net interest spread for our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended
	December 31,
	2017		2016
($ in thousands)	Amount	Yield	Amount	Yield
Interest income	$94,502	3.06%	$91,898	2.82%
Interest expense	36,178	1.32%	25,231	0.85%
Net interest income/spread	$58,324	1.74%	$66,667	1.97%

Average interest earning assets (1)	$3,052,372		$3,236,903
Average balance of borrowings (2)	$2,697,601		$2,912,426

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and non-recourse collateralized financing.

Net interest income and net interest spread declined due to higher borrowing costs during the year ended December 31, 2017 compared to the year ended December 31, 2016. Higher borrowings costs were partially mitigated by an increase in interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016, which primarily resulted from higher prepayment penalty income from CMBS and CMBS IO as well as our replacement of lower yielding adjustable-rate RMBS with higher yielding fixed-rate MBS during the past twelve months. Please refer to “Interest Income and Effective Yields” and “Interest Expense and Cost of Funds” for additional information.

Adjusted Net Interest Income

Drop income from TBA dollar roll positions and net periodic interest costs from interest rate swaps effective during the period are included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income. Drop income is the difference in price between the near settling TBA contract and the price for the same contract with a later settlement date. Management believes drop income represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date.. Management also views net periodic interest costs from interest rate swaps used to hedge interest rate risk as an additional cost of using repurchase agreements to finance its investments. As such, management includes drop income from TBA dollar roll positions and net periodic interest costs from interest rate swaps in a non-GAAP financial measure “adjusted net interest income”. Please read the section “Non-GAAP Financial Measures” in Item 6 of this Annual Report on Form 10-K for additional information and a reconciliation of this measure to GAAP.

Adjusted net interest income remained relatively stable at $63.8 million for the year ended December 31, 2017 compared to $64.0 million for the year ended December 31, 2016. The increase in repurchase agreement borrowing costs and net periodic interest costs were partially offset by $9.2 million in drop income from TBA dollar roll positions generated during the year ended December 31, 2017.

Gain (Loss) on Derivative Instruments, Net

Changes in the fair value of derivative instruments and net periodic interest costs are impacted by changing market interest rates and adjustments that we may make to our derivative positions in any given period. Because of the changes made to our derivatives portfolio from one reporting period to the next, results of any given reporting period are generally not comparable to results of another.

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2017	2016
Interest rate derivatives:
Interest rate swaps:
Net periodic interest costs	$(3,417)	$(2,461)
Change in fair value (1)	785	1,670
Total interest rate swap gains (losses), net	(2,632)	(791)
Eurodollar futures:
Change in fair value (1)	821	(4,815)
TBA short positions (economic hedges):
Change in fair value (2)	(902)	—
Total interest rate derivative gains (losses), net	(2,713)	(5,606)

TBA dollar roll positions:
TBA drop income	9,178	—
Change in fair value (2)	(3,421)	—
Total TBA dollar roll gains (losses), net	5,757	—

Total gain (loss) on derivative instruments, net	$3,044	$(5,606)

(1)
Changes in fair value for interest rate swaps and Eurodollar futures include unrealized gains (losses) from current and forward starting derivative instruments and realized gains (losses) from terminated derivative instruments.

(2)	Changes in fair value for TBA positions include unrealized gains (losses) from open TBA contracts and realized gains (losses) on paired off or terminated positions.

Gain (loss) on derivative instruments, net for the year ended December 31, 2017 included $(6.0) million of net losses on interest rate swaps with a net notional balance of $1.1 billion that were terminated during 2017 and $3.6 million of net gains on TBAs that were realized during the year.

Net periodic interest costs from interest rate swaps increased primarily because our average notional balance of effective interest rate swaps outstanding during the year ended December 31, 2017 was $2.4 billion at a weighted average net pay-fixed rate of 1.38% compared to an average notional balance outstanding during the year ended December 31, 2016 of $0.5 billion at a weighted average net pay-fixed rate of 0.99%. All of our interest rate swaps are based on 3-month LIBOR which averaged 1.26% for the year ended December 31, 2017 compared to 0.74% for the same period in 2016.

As mentioned in “Financial Condition” of this Part II, Item 7 and in Part I, Item 1 of this Annual Report on Form 10-K, we hold long and short positions in TBA securities. Our long positions are viewed by management as economically equivalent to investing in and financing Agency RMBS using short-term repurchase agreements. We execute a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. A portion of the total change in fair value of TBAs is referred to by management as “drop income (loss)” and is calculated as the difference in price between the TBA security purchased for a forward settlement month and the price of a TBA security sold for settlement in the current month times its notional amount.

We periodically enter into short positions in TBAs to hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. Unlike long positions in TBAs in which we execute dollar roll transactions, we do not simultaneously enter into an identical TBA short position with a later settlement date when we pair off initial short positions. Therefore, short positions in TBAs used as economic hedges do not generate drop income (loss).

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. As mentioned previously, we have been reallocating our capital from adjustable-rate Agency RMBS to specified and non-specified pools of fixed-rate Agency RMBS, which we believe to be more liquid and less vulnerable to loss in book value from credit spread widening versus other investments in the current macroeconomic environment. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Year Ended
	December 31,
	2017		2016
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$728,952	$(12,392)	$57,188	$(3,010)
Agency CMBS	252,759	(135)	—	—
Non-Agency CMBS	34,506	1,199	34,868	(1,228)
Non-Agency RMBS	16,365	42	—	—
U.S. Treasuries	52,041	(244)
	$1,084,623	$(11,530)	$92,056	$(4,238)

We sold the majority of our investments in adjustable-rate Agency RMBS during the year ended December 31, 2017 as we expect these assets to underperform other asset classes in the current flat yield curve environment. In addition, we also sold certain Agency CMBS which were either expected to mature in the near term, had lower weighted average coupons than other Agency CMBS, or had a relatively larger principal balance with higher liquidity risk due to its margin call requirements in the event of prepayment. During the same period, we also sold approximately half of our non-Agency CMBS investments because their risk-adjusted returns were lower relative to fixed-rate Agency RMBS and sold the majority of our non-Agency RMBS because these investments were generally within a year of their expected maturity.

General and Administrative Expenses

General and administrative expenses increased to $15.8 million for the year ended December 31, 2017 compared to $14.7 million for the year ended December 31, 2016 due primarily to an increase of 13% in compensation and benefits expense resulting from higher bonus expenses for 2017 compared to 2016. During the year ended December 31, 2016, the Company did not achieve certain performance measures which resulted in lower bonus expenses during that period. Incentive compensation is based on meeting estimated annual performance measures and discretionary components and is granted to employees, including named executive officers.

Other Comprehensive Income

The following table provides detail on the changes in fair value by type of available-for-sale investment which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2017	2016
Fixed-rate Agency RMBS	$(4,592)	$—
Adjustable-rate Agency RMBS	9,398	2,709
Non-Agency RMBS	7	762
Agency CMBS	12,238	(16,640)
Non-Agency CMBS	(3,169)	(631)
Agency CMBS IO	4,784	(4,110)
Non-Agency CMBS IO	7,251	(1,680)
U.S. Treasuries	(1,737)	—
Unrealized gain (loss) on available-for-sale investments	$24,180	$(19,590)

During the year ended December 31, 2017, we recorded unrealized gains of $24.2 million on our available-for-sale investments because the fair value of our Agency CMBS as well as our CMBS IO were favorably impacted by credit spread tightening, which more than offset unfavorable impacts on our investments from increasing interest rates. During the year ended December 31, 2016, we recorded unrealized losses of $(19.6) million due to the overall increase in interest rates from December 31, 2015 to December 31, 2016, which occurred primarily in the fourth quarter of 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table presents details on average balances, interest income, and effective yields of MBS for the periods indicated:

	Year Ended
	December 31,
	2016		2015
($ in thousands)	Amount	Yield	Amount	Yield
RMBS:
Coupon and scheduled amortization	$27,670	1.91%	$36,441	1.87%
Prepayment adjustments (1)	(1,962)	(0.13)%	(1,875)	(0.10)%
	$25,708	1.78%	$34,566	1.77%
Average balance (2)	$1,446,479		$1,951,178

CMBS:
Coupon and scheduled amortization	$32,918	3.18%	$31,405	3.29%
Prepayment adjustments (1)	1,256	0.12%	3,179	0.33%
	$34,174	3.30%	$34,584	3.62%
Average balance (2)	$1,021,960		$946,214

CMBS IO:
Coupon and scheduled amortization	$28,172	3.77%	$29,115	3.83%
Prepayment adjustments (1)	2,895	0.39%	671	0.09%
	$31,067	4.16%	$29,786	3.92%
Average balance (2)	$746,458		$758,921

Total MBS interest income and effective yield:	$90,949	2.82%	$98,936	2.70%

Total average balance (2):	$3,214,897		$3,656,313

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

	Year Ended
	December 31, 2016 vs. December 31, 2015
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
RMBS	$(8,858)	$(9,426)	$655	$(87)
CMBS	(410)	2,492	(979)	(1,923)
CMBS IO	1,281	(477)	(466)	2,224
Total	$(7,987)	$(7,411)	$(790)	$214

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and prepayment compensation, net of amortization for CMBS and CMBS IO.

Interest income declined on RMBS due to the lower average balance outstanding during the year ended December 31, 2016 compared to the prior year. Effective yield on RMBS for the year ended December 31, 2016 was relatively unchanged compared to the year ended December 31, 2015. The yield on RMBS excluding prepayment adjustments increased 4 basis points to 1.91% for the year ended December 31, 2016 compared to 1.87% for the prior year primarily because we sold lower yielding ARMs that were at or near their interest rate reset periods and which were expected to reset at interest rates lower than their current coupon.

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

Interest Expense and Cost of Funds

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2016	2015
Interest expense on repurchase agreement borrowings	$24,191	$18,467
Interest expense on FHLB advances	1,193	541
(Accretion) amortization of de-designated cash flow hedges (1)	(251)	3,499
Non-recourse collateralized financing	98	98
Total interest expense	$25,231	$22,605

Average balance of repurchase agreements	$2,659,809	$3,096,888
Average balance of FHLB advances	244,967	163,489
Average balance of non-recourse collateralized financing	7,650	9,334
Average balance of borrowings	$2,912,426	$3,269,711
Cost of funds (2)	0.85%	0.68%

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

The following table presents the estimated impact of the change in average balances and borrowing rates of secured borrowings and other differences in interest expense for the comparative periods presented:

($ in thousands)	Year Ended December 31, 2016 vs. December 31, 2015
Change in borrowing rates on repurchase agreements and FHLB advances	$8,449
Change in average balance of repurchase agreements and FHLB advances	(2,073)
Increase in accretion of de-designated cash flow hedges	(3,750)
Decrease in non-recourse collateralized financing	—
Total increase in interest expense	$2,626

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

Adjusted Interest Expense

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

Net Interest Income and Net Interest Spread

The table below presents net interest income and net interest spread for our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended
	December 31,
	2016		2015
($ in thousands)	Amount	Yield	Amount	Yield
Interest income	$91,898	2.82%	$100,244	2.71%
Interest expense	25,231	0.85%	22,605	0.68%
Net interest income/spread	$66,667	1.97%	77,639	2.03%

Average interest earning assets (1)	$3,236,903		$3,685,936
Average balance of borrowings (2)	$2,912,426		$3,269,711

(1)	Average balances are calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balances are calculated as a simple average of the daily borrowings outstanding for both repurchase agreement and non-recourse collateralized financing.

Net interest income and net interest spread decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a smaller investment portfolio and higher borrowing costs during the year ended December 31, 2016.

Adjusted Net Interest Income

Adjusted net interest income decreased to $64.0 million for the year ended December 31, 2016 from $75.4 million for the year ended December 31, 2015 primarily due to a smaller investment portfolio and higher borrowing costs during the year ended December 31, 2016.

Loss on Derivative Instruments, Net

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

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

Due to hedge repositioning during the year ended December 31, 2016, we terminated derivatives which had a change in fair value of $(25.2) million, net of periodic interest costs. In the latter part of the year, we increased our hedge positions to mitigate rising interest rates. As a result of the increase in interest rates during the second half of 2016, our derivatives, including the additional positions added, increased in fair value by $19.6 million, net of periodic interest costs, which partially offset losses related to the decline in fair value of our terminated derivative positions. We terminated derivatives which had a change in fair value of $(22.5) million, net of periodic interest costs, as part of our hedge repositioning during 2015.

The table below provides additional information regarding the average notional balances and weighted average net pay-fixed rates of our receive-fixed and pay-fixed interest rate swaps effective during the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2016	2015
Average notional balance (1)	$488,128	$567,767
Weighted average net pay-fixed rate (1)	0.99%	1.23%
(1) Amounts exclude forward-starting interest rate swaps.

Loss on Sale of Investments, Net

The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Year Ended
	December 31,
	2016		2015
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$57,187	$(3,010)	$177,430	$(2,865)
Agency CMBS	—	—	149,964	(604)
Non-Agency CMBS	34,868	(1,228)	31,341	(566)
Agency CMBS IO	—	—	43,398	1,698
Non-Agency CMBS IO	—	—	48,766	1,359
Total	$92,055	$(4,238)	$450,899	$(978)

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

We sold certain adjustable-rate Agency RMBS during 2015 in order to reduce our exposure to prepayment risk. The majority of our Agency CMBS sales during the year ended December 31, 2015 were completed during the second quarter in order to manage our liquidity and leverage.

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

Other Comprehensive Income (Loss)

The following table provides detail on the changes in fair value by type of MBS which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2016	2015
Adjustable-rate Agency RMBS	$2,709	$(2,085)
Non-Agency RMBS	762	(781)
Agency CMBS	(16,640)	(19,048)
Non-Agency CMBS	(631)	(101)
Agency CMBS IO	(4,110)	(7,902)
Non-Agency CMBS IO	(1,680)	(7,666)
Unrealized (loss) gain on available-for-sale investments	$(19,590)	$(37,583)

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

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements. We use our liquidity to purchase investments and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to post initial and variation margins on our repurchase agreements and derivative transactions, including TBA contracts, when required under the terms of the related agreements. We may also use liquidity to repurchase shares of our stock periodically.

Our liquid assets fluctuate based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). We measure, manage, and forecast our liquidity on a daily basis. Our most liquid assets include unrestricted cash and cash equivalents, U.S. Treasuries and unencumbered Agency RMBS, CMBS, and CMBS IO. As of December 31, 2017, our most liquid assets were $283.9 million compared to $138.1 million as of December 31, 2016.

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

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. On an enterprise level basis, our current operating policies limit our total liabilities-to-shareholders' equity to 8 times our shareholders' equity. Including our TBA dollar roll positions at cost (if settled), which was $829.4 million as of December 31, 2017, our leverage was 6.4 times shareholders’ equity. It is possible under certain market conditions that it may be uneconomical for us to roll our TBA dollar roll positions into future months, which may result in us having to take physical delivery of the underlying securities. Because under those circumstances we would have to fund our total purchase commitment with cash or other financing sources, which may impact our liquidity position, management includes our TBA dollar roll positions at cost (if settled) in evaluating the Company’s leverage.

The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA dollar roll positions for the periods indicated:

	Repurchase Agreements			TBA Dollar Roll Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
December 31, 2017	$2,565,902	$2,557,573	$2,677,894	$829,425	$928,329
September 30, 2017	2,519,230	2,616,250	2,801,418	683,813	745,270
June 30, 2017	2,540,759	2,753,019	2,826,005	416,312	305,720
March 31, 2017	2,825,945	2,843,733	2,913,617	—	—
December 31, 2016	2,898,952	2,768,769	2,938,745	—	—
September 30, 2016	2,478,278	2,536,562	2,599,491	—	—

(1)
Balance outstanding as of quarter end and average balance outstanding for the quarter ended includes TBA dollar roll positions as reported at cost (as if settled). Does not include short TBA positions used to hedge interest rate risk exposure from fixed-rate Agency RMBS.

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

Repurchase Agreements

 Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of December 31, 2017, we had repurchase agreement borrowings outstanding with 16 of our 34 available repurchase agreement counterparties at a weighted average borrowing rate of 1.67% compared to 1.03% as of December 31, 2016. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” (and which we also refer to as equity at risk) and is intended to provide the lender some protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. If we fail to meet any margin call, our lenders also have the right to terminate the repurchase agreement and sell any collateral pledged. Therefore, we attempt to maintain cash and other liquid securities in sufficient amounts to manage our exposure to margin calls by lenders. The lender also has the right to change the required haircut at maturity of the repurchase agreement (if the term is renewed) which would require us to post additional collateral to the lender.

As the collateral pledged is generally MBS, the fair value of the collateral can fluctuate with changes in market conditions. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as “margin calls”. Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, values in Agency RMBS will also decline from the payment delay feature of those securities. Agency RMBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency RMBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac. Because these securities are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. This causes a temporary use of our liquidity to meet the margin call until we receive the principal payments and interest 20 to 40 days later.

The following table presents the weighted average minimum haircut contractually required by our counterparties for MBS pledged as collateral for our repurchase agreement borrowings as of the dates indicated:

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Agency CMBS and RMBS	4.9%	5.0%	5.0%	5.0%	5.0%
Non-Agency CMBS and RMBS	15.0%	15.0%	18.0%	15.8%	16.3%
CMBS IO	14.6%	15.0%	15.0%	15.3%	15.4%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk is defined as the amount pledged as collateral to the counterparty in excess of the borrowed amount outstanding. This equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The following tables present the counterparties with whom we had greater than 5% of our equity at risk as of December 31, 2017 and December 31, 2016:

	December 31, 2017
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$311,351	$56,383
	$311,351	$56,383

	December 31, 2016
($ in thousands)	Amount Outstanding	Equity at Risk
Well Fargo Bank, N.A. and affiliates	$342,160	$62,041
South Street Financial Corporation	597,394	38,770
JP Morgan Securities, LLC	212,921	35,658
	$1,152,475	$136,469

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,551,758	$1,700,582	$2,105,337	$2,309,391
Asia	489,376	515,593	421,991	443,098
Europe	524,768	548,924	371,624	397,351
	$2,565,902	$2,765,099	$2,898,952	$3,149,840

Certain of our repurchase agreement counterparties require us to comply with various operating and financial covenants. The financial covenants include, among other things, requirements that we maintain minimum shareholders' equity (usually a set minimum, or a percentage of the highest amount of shareholders' equity since the date of the agreement), maximum decline in shareholders' equity (expressed as a percentage decline in any given period), and limits on maximum leverage (as a multiple of shareholders' equity). Operating requirements include, among other things, requirements to maintain our status as a REIT and to maintain our listing on the NYSE. Violations of one or more of these covenants could result in the lender declaring an event of default which would result in the termination of the repurchase agreement and immediate acceleration of amounts due thereunder. In addition, some of the agreements contain cross default features, whereby default with one lender simultaneously causes default under agreements with other lenders. Violations could also restrict us from paying dividends or engaging in other transactions that are necessary for us to maintain our REIT status.

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility.

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives, and vice versa as interest rates increase. As of December 31, 2017, we had cash of $46.3 million posted as initial margin under these agreements.

As of December 31, 2017, approximately $160 million of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above. Currently, we do not believe we are subject to any covenants that materially restrict our hedging flexibility.
Our TBA contracts are subject to master securities forward transaction agreements published by the Securities Industry and Financial Markets Association as well as supplemental terms and conditions with each counterparty. Under the terms of these agreements, we may be required to pledge collateral to, or have the right to receive collateral from, our counterparties when initiated or in the event the fair value of our TBA contracts declines. Declines in the fair value of TBA contracts are generally related to such factors as rising interest rates, increases in expected prepayment speeds, or widening spreads. Our TBA contracts generally provide that valuations for our TBA contracts and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA contract and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.

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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of $89.8 million as of December 31, 2017. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2018	$21,644
2019	17,109
2020	8,015
2021 - 2026	4,782
$51,550

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Approximately 70% of our common stock dividends declared during the year ended December 31, 2017 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of December 31, 2017:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,608,774	$2,608,774	$—	$—	$—
Non-recourse collateralized financing (2)	5,596	1,602	2,167	1,183	644
Operating lease obligations	491	160	331	—	—
Total	$2,614,861	$2,610,536	$2,498	$1,183	$644
(1) Includes estimated interest payments calculated using interest rates in effect as of December 31, 2017.
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

Other Matters

As of December 31, 2017, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

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

Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to statements about:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations;

•	Our views on conditions in the investment and credit markets;

•
Our views on the effect of actual or proposed actions of the U.S. Federal Reserve and the FOMC with respect to monetary policy (including the targeted Federal Funds Rate), and the potential impact of these actions on interest rates, inflation or unemployment;

•	The effect of regulatory initiatives of the Federal Reserve (including the FOMC), other financial regulators, and other central banks;

•
Our financing strategy including our target leverage ratios, our use of TBA dollar roll transactions, and anticipated trends in financing costs, and our hedging strategy including changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our stock repurchase activity and the impact of stock repurchases;

•	Our use of and restrictions on using our tax NOL carryforward;

•	The status of pending litigation;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses, including related to the Company’s repurchase agreements and derivative instruments;

•
The status and effect of legislative reforms and regulatory rule-making or review processes, and the status of reform efforts and other business developments in the repurchase agreement financing market;

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

While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:

•	the risks and uncertainties referenced in this Annual Report on Form 10-K, particularly those set forth under and incorporated by reference into Part II, Item 1A, “Risk Factors”;

•	our ability to find suitable reinvestment opportunities;

•	changes in domestic economic conditions;

•	changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;

•	our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;

•	the impact on markets and asset prices from the Federal Reserve’s balance sheet normalization process through the reduction in its holdings of Agency RMBS and U.S. Treasuries;

•	actual or anticipated changes in Federal Reserve monetary policy or the monetary policy of other central banks;

•
adverse reactions in U.S. financial markets related to actions of foreign central banks or the economic performance of foreign economies including in particular China, Japan, the European Union, and the United Kingdom;

•	uncertainty concerning the long-term fiscal health and stability of the United States;

•	the cost and availability of financing, including the future availability of financing due to changes to regulation of, and capital requirements imposed upon, financial institutions;

•	the cost and availability of new equity capital;

•	changes in our use of leverage;

•	changes to our investment strategy, operating policies, dividend policy or asset allocations;

•	the quality of performance of third-party servicer providers of our loans and loans underlying our securities;

•	the level of defaults by borrowers on loans we have securitized;

•	changes in our industry;

•	increased competition;

•	changes in government regulations affecting our business;

•	changes or volatility in the repurchase agreement financing markets and other credit markets;

•	changes to the market for interest rate swaps and other derivative instruments, including changes to margin requirements on derivative instruments;

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

Interest Rate Risk

Investing in interest-rate sensitive investments such as MBS and TBA securities subjects us to interest rate risk. Interest rate risk results from investing in securities that have a fixed coupon or when the coupon may not immediately adjust for changes in interest rates. Interest rate risk also results form the mismatch between the duration of our assets versus the duration of our liabilities and hedges.

The measures of an instrument’s price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the percentage change in projected market value of our investments and derivative instruments given a change in interest rates. The duration of RMBS and TBA securities tend to increase when interest rates rise and decrease when interest rates fall, which is commonly referred to as negative convexity. This occurs because prepayments of the mortgage loans underlying the RMBS tend to decline when interest rates rise (which extends the life of the security) and increase when interest rates fall (which shortens the life of the security). The fair value of TBA securities react similarly to RMBS to changes in interest rates as they are based on an underlying non-specified pool of fixed-rate RMBS securities. CMBS and CMBS IO, however, generally have little convexity because the mortgage loans underlying the securities contain some form of prepayment protection provision (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) which create an economic disincentive for the loans to prepay.

We attempt to manage our exposure to changes in interest rates that results from the duration mismatch between our assets and liabilities by entering into interest rate swaps and other instruments to hedge this risk. We manage interest rate risk within tolerances set by our Board of Directors. Our portfolio duration changes based on the composition of our investment portfolio and our hedge positions as well as market factors. We calculate our portfolio duration based on model projected cash flows, and such calculated duration can be an imprecise measure of actual interest rate risk. In the case of Agency RMBS and TBA securities, the primary input to the calculated duration is the anticipated prepayment speed of the underlying mortgage loans, which is sensitive to future interest rates and borrowers’ behavior. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

During a period of rising interest rates (particularly short term rates in a flattening yield curve environment), normally our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments as well as the magnitude and the duration of the increase in interest rates. In addition, our adjustable-rate Agency RMBS reset based on one-year LIBOR and have limits or caps on the initial, aggregate, or periodic amount that an interest rate may reset while our liabilities do not have interest rate reset caps.

As of December 31, 2017, we had a positive net duration gap in our investment portfolio, which means our liabilities mature or reset sooner than our investments, and we had not fully hedged this difference. Therefore, increases in interest rates, particularly rapid increases, will negatively impact the market value of our investments, thereby reducing our book value. The table below shows the projected sensitivity of our net interest income and net periodic interest costs on our interest rate swaps; the projected sensitivity of the market value of our investments and derivative instruments (including TBA securities); and the percentage change in shareholders’ equity as they existed as of the periods indicated based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at December 31, 2017, the only declining rate scenario that we present is a downward shift of 50 basis points.

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

	December 31, 2017			December 31, 2016
	Percentage Change in			Percentage Change in
Parallel Shift in Interest Rates	Market Value of Investments (1)	Shareholders’ Equity	Net Interest Income and Net Periodic Interest Costs (2)	Market Value of Investments (1)	Shareholders’ Equity	Net Interest Income and Net Periodic Interest Costs (2)
+100	(1.7)%	(10.0)%	(8.1)%	(0.6)%	(4.4)%	(42.4)%
+50	(0.7)%	(4.0)%	(3.2)%	(0.3)%	(1.9)%	(20.7)%
-50	0.3%	1.8%	0.7%	0.2%	1.2%	18.7%

(1)
Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

(2)	Includes changes in net interest income as well as net periodic interest costs on our interest rate swaps recorded in “gain (loss) on derivatives instruments, net”.

During 2017, we made adjustments to our hedges primarily to reduce our exposure to the impact of higher interest rates on net interest income and net periodic interest costs as noted in the table above. Our exposure to declines in market value of investments and shareholders’ equity from higher interest rates increased since December 31, 2016 as we added fixed-rate Agency RMBS and TBA securities.
Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the percentage change in projected market value of our investment portfolio net of derivative instruments for instantaneous changes in the shape of the U.S. Treasury (“UST”) curve (with similar changes to the interest rate swap curves) as of the periods indicated:

		December 31, 2017		December 31, 2016
Basis Point Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+25	+50	(0.5)%	(3.0)%	0.1%	0.5%
+25	+0	(0.2)%	(0.9)%	(0.4)%	(2.5)%
+50	+25	(0.5)%	(2.8)%	(0.5)%	(3.2)%
+50	+100	(1.3)%	(7.7)%	0.1%	0.4%
-10	-50	0.1%	0.8%	(0.3)%	(2.3)%

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

The table below is an estimate of the percentage change in projected market value of our investments (including TBA securities) given the indicated change in market spreads as of the periods indicated:

Basis Point Change in Market Spreads	Percentage Change in Projected Market Value of Investments
	December 31, 2017	December 31, 2016
+50	(3.1)%	(2.2)%
+25	(1.1)%	(1.1)%
-25	1.6%	1.1%
-50	3.2%	2.3%

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

($ in thousands)	December 31, 2017	December 31, 2016
Fannie Mae	$10,419	$18,957
Freddie Mac	369,886	392,941
Non-Agency CMBS IO	312,216	342,648
	$692,521	$754,546

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

As an indication of our prepayment risk on our RMBS portfolio, the following table summarizes information for our Agency RMBS portfolio regarding the net premium and weighted average coupon by months to reset (“MTR”) or until maturity in the case of fixed-rate securities as of the end of the past four quarters:

	December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
($ in thousands)	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC	Net Premium	WAC
0-12 MTR	$1,231	3.50%	$1,313	3.44%	$7,637	3.36%	$17,671	3.24%
13-36 MTR	301	4.53%	182	4.52%	3,278	3.14%	7,307	3.07%
37-60 MTR	8,114	3.11%	6,928	3.16%	11,074	3.07%	11,651	3.38%
> 60 MTR	772	2.54%	2,588	2.58%	7,085	2.57%	11,744	2.68%
30-year fixed-rate(1)	35,602	3.72%	19,163	3.52%	—	—%	—	—%
Total	$46,020	3.56%	$30,174	3.35%	$29,074	2.98%	$48,373	3.04%
Par balance	$1,146,553		$816,353		$715,015		$1,033,735
Premium, net as a % of par value	4.0%		3.7%		4.1%		4.7%

(1)	Excludes TBA securities which do not have prepayment risk.

We seek to manage our prepayment risk on our MBS by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). With respect to RMBS, when we invest in RMBS at a premium to the security’s par value, we tend to favor securities in which we believe the underlying borrowers have some disincentive to refinance as a result of the size of each loan’s principal balance, credit characteristics of the borrower, or geographic location of the property, among other factors.

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

We are exposed to credit risk on our non-Agency securities and we attempt to mitigate our credit risk through asset selection and by purchasing higher quality non-Agency MBS. Our non-Agency MBS are typically investment grade rated securities which we believe will have strong credit performance. We do not currently seek to purchase heavily discounted, credit sensitive MBS. The majority of our non-Agency securities are CMBS and CMBS IO and the return we earn on these securities is dependent on the credit performance of the underlying commercial loans. In particular, since investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, returns generally are more negatively impacted by liquidations of loans in the underlying loan pool. Please refer to “Financial Condition-Repurchase Agreements” within Part II, Item 7 of this Annual Report on Form 10-K for information regarding the credit ratings on our non-Agency MBS.

 Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities. In general, our repurchase agreements provide a source of uncommitted short-term financing for longer-term assets, thereby creating a mismatch between the maturities of the asset and the associated financing. Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing. In addition, declines in the market value of our investments pledged as collateral for repurchase agreement borrowings may result in counterparties initiating margin calls for additional collateral.

Our use of TBA long positions as a means of investing in and financing Agency RMBS also exposes us to liquidity risk in the event that we are unable to roll or terminate our TBA contracts prior to their settlement date. If we are unable to roll or terminate our TBA long positions, we could be required to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position or force us to sell assets under adverse conditions if financing is not available to us on acceptable terms.

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
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company”. The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the 2018 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2017 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2009 Stock and Incentive Plan	—	—	785,962
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	—	$—	785,962

(1)
Reflects shares available to be granted under the 2009 Stock and Incentive Plan in the form of stock options, stock appreciation rights, stock awards, dividend equivalent rights, performance share awards, stock units and incentive awards.

(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 will be included in the 2018 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the 2018 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNANT FEES AND SERVICES
The information required by Item 14 will be included in the 2018 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2)     Financial Statements and Schedules:

1. and 2.
Financial Statements and Schedules:The information required by this section of Item 15 is set forth in the Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm beginning at page F-1 of this Annual Report on Form 10-K. The index to the Financial Statements is set forth at page F-2 of this Annual Report on Form 10-K.

(a)(3)    Documents filed as part of this report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, effective as of May 16, 2017 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).
10.11*	Dynex Capital, Inc. 2009 Stock and Incentive Plan, effective as of May 13, 2009 (incorporated herein by reference to Appendix A to Dynex’s Proxy Statement filed April 3, 2009).
10.14
Equity Distribution Agreement between Dynex Capital, Inc. and JMP Securities LLC, dated June 24, 2010 (incorporated herein by reference to Exhibit 10.14 to Dynex’s Current Report on Form 8-K filed June 24, 2010).

10.14.1
Amendment No. 1 to Equity Distribution Agreement between Dynex Capital, Inc. and JMP Securities LLC, dated December 23, 2011 (incorporated herein by reference to Exhibit 10.14.1 to Dynex’s Current Report on Form 8-K filed December 23, 2011).

10.16*
Form of Restricted Stock Agreement for Executive Officers under the Dynex Capital, Inc. 2009 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.16 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (filed herewith).
10.23
Master Repurchase and Securities Contract dated as of August 6, 2012 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.23 to Dynex’s Current Report on Form 8-K filed August 8, 2012).

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

10.24
Guarantee Agreement dated as of August 6, 2012 by Dynex Capital, Inc. in favor of Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.24 to Dynex’s Current Report on Form 8-K filed August 8, 2012).

Exhibit No.	Description
10.25*
Form of Restricted Stock Agreement for Non-Employee Directors under the Dynex Capital, Inc. 2009 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.25 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.28*	Dynex Capital, Inc. Executive Incentive Plan (as amended February 22, 2018) (filed herewith).
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

10.31*
Form of Restricted Stock Agreement for Executive Officers under the Dynex Capital, Inc. 2009 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.31 to Dynex’s Current Report on Form 8-K filed February 13, 2017).

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

10.34
Amended and Restated Equity Distribution Agreement between Dynex Capital, Inc. and JMP Securities LLC, dated March 31, 2017 (incorporated herein by reference to Exhibit 10.34 to Dynex’s Current Report on Form 8-K filed April 3, 2017).

10.34.1
Amendment No. 1, dated December 27, 2017, to Amended and Restated Equity Distribution Agreement between Dynex Capital, Inc. and JMP Securities LLC, dated March 31, 2017 (incorporated herein by reference to Exhibit 10.34.1 to Dynex’s Current Report on Form 8-K filed December 27, 2017).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21.1	List of consolidated entities of Dynex Capital, Inc. (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*    Denotes management contract.
(b)    Exhibits: See Item 15(a)(3) above.
(c)    Financial Statement Schedules: None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

March 5, 2018	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron L. Boston	Chief Executive Officer, President,	March 5, 2018
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief Financial	March 5, 2018
Stephen J. Benedetti	Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 5, 2018
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Michael R. Hughes	Director	March 5, 2018
Michael R. Hughes

/s/ Barry A. Igdaloff	Director	March 5, 2018
Barry A. Igdaloff

/s/ Valerie A. Mosley	Director	March 5, 2018
Valerie A. Mosley

/s/ Robert A. Salcetti	Director	March 5, 2018
Robert A. Salcetti

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K

Filed with Securities and Exchange Commission

December 31, 2017

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	1

Financial Statements As of December 31, 2017 and December 31, 2016 and For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015:

Consolidated Balance Sheets	F-6

Consolidated Statements of Comprehensive Income (Loss)	F-7

Consolidated Statements of Shareholders’ Equity	F-8

Consolidated Statements of Cash Flows	F-9

Notes to the Consolidated Financial Statements:	F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2005.
Richmond, Virginia
March 5, 2018

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia
Opinion on Internal Control over Financial Reporting
We have audited Dynex Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 5, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting

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

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Richmond, Virginia
March 5, 2018

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2017	December 31, 2016
ASSETS
Investments in securities, at fair value:
Mortgage-backed securities (including pledged of $2,640,884 and $3,150,610, respectively)	$3,026,989	$3,212,084
U.S. Treasuries (including pledged of $124,215 and $0, respectively)	146,530	—

Mortgage loans held for investment, net	15,738	19,036
Cash and cash equivalents	40,867	74,120
Restricted cash	46,333	24,769
Derivative assets	2,940	28,534
Principal receivable on investments	165	11,978
Accrued interest receivable	19,819	20,396
Other assets, net	6,397	6,814
Total assets	$3,305,778	$3,397,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,565,902	$2,898,952
Payable for unsettled securities	156,899	—
Non-recourse collateralized financing	5,520	6,440
Derivative liabilities	269	6,922
Accrued interest payable	3,734	3,156
Accrued dividends payable	12,526	12,268
Other liabilities	3,870	2,809
Total liabilities	2,748,720	2,930,547

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 5,888,680 and 4,571,937 shares issued and outstanding, respectively ($147,217 and $114,298 aggregate liquidation preference, respectively)	$141,294	$110,005
Common stock, par value $.01 per share, 200,000,000 shares authorized; 55,831,549 and 49,153,463 shares issued and outstanding, respectively	558	492
Additional paid-in capital	775,873	727,369
Accumulated other comprehensive loss	(8,697)	(32,609)
Accumulated deficit	(351,970)	(338,073)
Total shareholders’ equity	557,058	467,184
Total liabilities and shareholders’ equity	$3,305,778	$3,397,731
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (amounts in thousands except per share data)

	Year Ended
	December 31,
	2017	2016	2015
Interest income	$94,502	$91,898	$100,244
Interest expense	36,178	25,231	22,605
Net interest income	58,324	66,667	77,639

Gain (loss) on derivative instruments, net	3,044	(5,606)	(43,128)
Loss on sale of investments, net	(11,530)	(4,238)	(978)
Fair value adjustments, net	75	103	69
Other (loss) income, net	(201)	880	610
General and administrative expenses:
Compensation and benefits	(8,509)	(7,550)	(9,103)
Other general and administrative	(7,310)	(7,157)	(8,565)
Net income	33,893	43,099	16,544
Preferred stock dividends	(10,794)	(9,185)	(9,176)
Net income to common shareholders	$23,099	$33,914	$7,368

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$12,650	$(23,828)	$(38,561)
Reclassification adjustment for loss on sale of investments, net	11,530	4,238	978
Reclassification adjustment for de-designated cash flow hedges	(268)	(251)	3,499
Total other comprehensive income (loss)	23,912	(19,841)	(34,084)
Comprehensive income (loss) to common shareholders	$47,011	$14,073	$(26,716)

Net income per common share-basic and diluted	$0.46	$0.69	$0.14
Weighted average common shares-basic and diluted	50,417	49,114	52,847
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	4,550,000	$109,658	54,739,111	$547	$763,935	$21,316	$(288,154)	$607,302
Stock issuance	—	—	22,607	—	166	—	—	166
Restricted stock granted, net of amortization	—	—	263,829	3	2,962	—	—	2,965
Adjustments for tax withholding on share-based compensation	—	—	(67,296)	(1)	(556)	—	—	(557)
Stock issuance costs	—	—	—	—	(37)	—	—	(37)
Common stock repurchased	—	—	(5,910,916)	(59)	(41,112)	—	—	(41,171)
Net income	—	—	—	—	—	—	16,544	16,544
Dividends on preferred stock	—	—	—	—	—	—	(9,176)	(9,176)
Dividends on common stock	—	—	—	—	—	—	(49,927)	(49,927)
Other comprehensive loss	—	—	—	—	—	(34,084)	—	(34,084)
Balance as of December 31, 2015	4,550,000	$109,658	49,047,335	$490	$725,358	$(12,768)	$(330,713)	$492,025
Stock issuance	21,937	548	20,582	1	136	—	—	685
Restricted stock granted, net of amortization	—	—	214,878	2	2,707	—	—	2,709
Adjustments for tax withholding on share-based compensation	—	—	(80,888)	(1)	(484)	—	—	(485)
Stock issuance costs	—	(201)	—	—	(38)	—	—	(239)
Common stock repurchased	—	—	(48,444)	—	(310)	—	—	(310)
Net income	—	—	—	—	—	—	43,099	43,099
Dividends on preferred stock	—	—	—	—	—	—	(9,185)	(9,185)
Dividends on common stock	—	—	—	—	—	—	(41,274)	(41,274)
Other comprehensive loss	—	—	—	—	—	(19,841)	—	(19,841)
Balance as of December 31, 2016	4,571,937	$110,005	49,153,463	$492	$727,369	$(32,609)	$(338,073)	$467,184
Stock issuance	1,316,743	31,350	6,617,487	66	47,116	—	—	78,532
Restricted stock granted, net of amortization	—	—	138,166	1	1,953	—	—	1,954
Adjustments for tax withholding on share-based compensation	—	—	(77,567)	(1)	(520)	—	—	(521)
Stock issuance costs	—	(61)	—	—	(45)	—	—	(106)
Net income	—	—	—	—	—	—	33,893	33,893
Dividends on preferred stock	—	—	—	—	—	—	(10,794)	(10,794)
Dividends on common stock	—	—	—	—	—	—	(36,996)	(36,996)
Other comprehensive income	—	—	—	—	—	23,912	—	23,912
Balance as of December 31, 2017	5,888,680	$141,294	55,831,549	$558	$775,873	$(8,697)	$(351,970)	$557,058
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Operating activities:
Net income	$33,893	$43,099	$16,544
Adjustments to reconcile net income to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	577	2,368	(1,607)
Increase (decrease) in accrued interest payable	578	1,413	(204)
(Gain) loss on derivative instruments, net	(3,044)	5,606	43,128
Loss on sale of investments, net	11,530	4,238	978
Fair value adjustments, net	(75)	(103)	(69)
Amortization of investment premiums, net	157,706	150,729	152,308
Other amortization and depreciation, net	1,287	1,502	5,338
Stock-based compensation expense	1,954	2,709	2,965
Increase (decrease) in other assets and liabilities, net	42	(1,047)	(2,430)
Net cash and cash equivalents provided by operating activities	204,448	210,514	216,951
Investing activities:
Purchase of investments	(1,317,959)	(435,046)	(1,122,970)
Principal payments received on investments	307,133	448,567	494,275
Proceeds from sales of investments	1,073,101	99,284	449,921
Principal payments received on mortgage loans held for investment, net	3,386	4,953	15,570
Payment to acquire interest in limited partnership	—	—	(6,000)
Distributions received from limited partnership	—	10,835	—
Net receipts (payments) on derivatives, including terminations	21,986	(60,588)	(39,929)
Other investing activities	(214)	(37)	(237)
Net cash and cash equivalents provided by (used in) investing activities	87,433	67,968	(209,370)
Financing activities:
Borrowings under repurchase agreements and FHLB advances	84,876,542	40,594,639	23,555,007
Repayments of repurchase agreement borrowings and FHLB advances	(85,209,592)	(40,805,107)	(23,458,697)
Principal payments on non-recourse collateralized financing	(938)	(2,039)	(2,395)
Proceeds from issuance of preferred stock	31,350	548	—
Proceeds from issuance of common stock	47,182	137	166
Cash paid for stock issuance costs	(61)	(201)	—
Cash paid for repurchases of common stock	—	(310)	(41,171)
Payments related to tax withholding for stock-based compensation	(521)	(485)	(557)
Dividends paid	(47,532)	(51,900)	(61,016)
Net cash and cash equivalents used in financing activities	(303,570)	(264,718)	(8,663)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,689)	13,764	(1,082)
Cash, cash equivalents, and restricted cash at beginning of period	98,889	85,125	86,207
Cash, cash equivalents, and restricted cash at end of period	$87,200	$98,889	$85,125
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$35,851	$24,033	$19,260
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc., (“Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company primarily earns income from investing on a leveraged basis in debt securities, the majority of which are specified pools of Agency and non-Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only (“IO”) securities that are issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies (“Agency MBS”) and MBS issued by others (“non-Agency MBS”). The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”), and in other debt securities, such as U.S. Treasury securities, which are not collateralized but are backed by the full faith and credit of the U.S. government.

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

Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries and variable interest entities (“VIE”) for which it is the primary beneficiary. As a primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE. The Company consolidates certain trusts through which it has securitized mortgage loans as a result of not meeting the sale criteria under GAAP at the time the financial assets were transferred to the trust. All intercompany accounts and transactions have been eliminated in consolidation.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to stockholders after consideration of its net operating loss (“NOL”) carryforward and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or capital gains that is distributed as dividends to shareholders.

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 740. The Company records these liabilities, if any, to the extent they are deemed more likely than not to have been incurred.

Net Income Per Common Share

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three-year period ended December 31, 2017.

Holders of unvested shares of the Company’s issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities as per ASC Topic 260-10 and therefore are included in the computation of basic net income per common share using the two-class method. Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share of restricted stock represents one unrestricted share of common stock.

Because the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) are redeemable at the Company’s option for cash only and may convert into shares of common stock only upon a change of control of the Company, the effect of those shares and their related dividends is excluded from the calculation of diluted net income per common share.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of cash the Company has pledged to cover initial and variation margin with its financing and derivative counterparties.

The Company early adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. Because this ASU is to be applied retrospectively to each period presented, “net cash and cash equivalents used in financing activities” on the Company’s consolidated statement of cash flows for the years ended December 31, 2016 and December 31, 2015 now omits the change in restricted cash as reported in prior periods, and that change is now included within “net increase in cash, cash equivalents, and restricted cash” for those periods in order to conform to the current period’s presentation.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of December 31, 2017 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the year ended December 31, 2017:

December 31, 2017
Cash and cash equivalents	$40,867
Restricted cash	46,333
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$87,200

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Investments in Debt Securities

The Company’s investments in debt securities are designated as available-for-sale (“AFS”) and are recorded at fair value on the Company’s consolidated balance sheet. Changes in unrealized gain (loss) on the Company’s debt securities are reported in other comprehensive income (“OCI”) until the investment is sold, matures, or is determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

The fair value of the Company’s debt securities pledged as collateral against repurchase agreements and derivative instruments is disclosed parenthetically on the Company’s consolidated balance sheets.

Interest Income, Premium Amortization, and Discount Accretion. Interest income on debt securities is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or “IO”, securities) and their contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS rated ‘AA’ and higher are amortized or accreted into interest income over the expected life of such securities using the effective yield method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company may also adjust premium amortization and discount accretion for changes in projected future cash payments. The Company’s projections of future cash payments are based on input and analysis received from external sources and internal models, and include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets. The Company does not estimate future prepayments on its fixed-rate Agency RMBS.

The Company holds certain non-Agency MBS that had credit ratings of less than ‘AA’ at the time of purchase or were not rated by any of the nationally recognized credit rating agencies. A portion of these non-Agency MBS were purchased at discounts to their par value, which management does not believe to be substantial. The discount is accreted into income over the security’s expected life based on management’s estimate of the security’s projected cash flows. Future changes in the timing of projected cash flows or differences arising between projected cash flows and actual cash flows received may result in a prospective change in the effective yield on those securities.

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from third-party pricing services and broker quotes. The remainder of the Company’s MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancements as well as certain other relevant information. Refer to Note 5 for further discussion of MBS fair value measurements.

Other-than-Temporary Impairment. An MBS is considered impaired when its fair value is less than its amortized cost. The Company evaluates all of its impaired MBS for other-than-temporary impairments (“OTTI”) on at least a quarterly basis. An impairment is considered other-than-temporary if: (1) the Company intends to sell the MBS; (2) it is more likely than not that the Company will be required to sell the MBS before its fair value recovers; or (3) the Company does not expect to recover the full amortized cost basis of the MBS. If either of the first two conditions is met, the entire amount of the impairment is recognized in earnings. If the impairment is solely due to the inability to fully recover the amortized cost basis, the security is further analyzed to quantify any credit loss, which is the difference between the present value of cash flows expected to be collected on the MBS and its amortized cost. The credit loss, if any, is then recognized in earnings, while the balance of impairment related to other factors is recognized in other comprehensive income.

Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Any subsequent recoveries in fair value may be accreted back into the amortized cost basis of the MBS on a prospective basis through interest income. Please see Note 2 for additional information related to the Company’s evaluation for OTTI.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Repurchase Agreements

The Company’s repurchase agreements, which are used to finance its purchases of debt securities, are accounted for as secured borrowings under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. Most of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

Derivative Instruments

The Company’s derivative instruments include interest rate swaps, Eurodollar futures, and forward contracts for the purchase or sale of non-specified Agency RMBS, commonly referred to as “TBA securities” or “TBA contracts”. Derivative instruments are accounted for at the fair value of their unit of account. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company’s consolidated balance sheet. All periodic interest costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income. Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

The Company’s interest rate swap agreements are privately negotiated in the over-the-counter (“OTC”) market and the majority of these agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”) with the rest being subject to bilateral agreements between the Company and the swap counterparty. The Company’s CME cleared swaps require that the Company post initial margin as determined by the CME, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. Beginning in January 2017, as a result of a change in the CME’s rulebook, the exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The carrying value of CME cleared interest rate swaps on the Company’s consolidated balance sheets is the unsettled fair value of those instruments.

A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a non-specified Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. The Company accounts for long and short positions in TBAs as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA transaction will not settle in the shortest time period possible.

Please refer to Note 4 for additional information regarding the Company’s derivative instruments as well as Note 5 for information on how the fair value of these instruments are calculated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Share-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant share-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units. The Company’s restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders’ equity. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company’s restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock issued to its employees, officers, and directors.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs, which shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The amendments in this Update should be applied using the modified-retrospective transition approach and will require disclosures for the change in accounting principle. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP and is effective on January 1, 2018. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Revenue recognition with respect to financial instruments is excluded from the scope of ASU 2014-09. Therefore, ASU 2014-09 will not have an impact on the Company’s consolidated financial statements.

NOTE 2 – INVESTMENTS IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type as of the dates indicated:

	December 31, 2017
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency (2)	$1,146,553	$46,021	$1,192,574	$1,626	$(9,939)	$1,184,261	3.56%
Non-Agency	1,070	—	1,070	41	(20)	1,091	6.75%
	1,147,623	46,021	1,193,644	1,667	(9,959)	1,185,352
CMBS:
Agency	1,123,967	10,442	1,134,409	3,514	(13,572)	1,124,351	3.03%
Non-Agency	26,501	(4,035)	22,466	2,298	—	24,764	5.47%
	1,150,468	6,407	1,156,875	5,812	(13,572)	1,149,115
CMBS IO (3):
Agency	—	375,361	375,361	5,238	(293)	380,306	0.62%
Non-Agency	—	308,472	308,472	4,468	(724)	312,216	0.61%
	—	683,833	683,833	9,706	(1,017)	692,522

U.S. Treasuries:	148,400	(133)	148,267	—	(1,737)	146,530	2.13%

Total AFS securities:	$2,446,491	$736,128	$3,182,619	$17,185	$(26,285)	$3,173,519

(1)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	Includes purchased securities pending settlement.

(3)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $14,196,122 and $11,006,463, respectively, as of December 31, 2017.

	December 31, 2016
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,157,258	$57,066	$1,214,324	$2,832	$(15,951)	$1,201,205	3.05%
Non-Agency	33,572	(24)	33,548	64	(50)	33,562	3.58%
	1,190,830	57,042	1,247,872	2,896	(16,001)	1,234,767
CMBS:
Agency	1,152,586	13,868	1,166,454	6,209	(28,108)	1,144,555	3.12%
Non-Agency	79,467	(6,718)	72,749	5,467	—	78,216	4.72%
	1,232,053	7,150	1,239,203	11,676	(28,108)	1,222,771
CMBS IO (2):
Agency	—	411,737	411,737	3,523	(3,362)	411,898	0.67%
Non-Agency	—	346,155	346,155	1,548	(5,055)	342,648	0.61%
	—	757,892	757,892	5,071	(8,417)	754,546

Total AFS securities:	$2,422,883	$822,084	$3,244,967	$19,643	$(52,526)	$3,212,084

(1)	The WAC is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $13,106,912 and $10,884,964, respectively, as of December 31, 2016.

Actual maturities of MBS are affected by the contractual lives of the underlying mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore, actual maturities are generally shorter than the securities' stated contractual maturities. The following table categorizes the Company’s debt securities according to their stated maturity as of the periods indicated:

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$4,480	$4,542	$12,375	$12,189
>1 and <5 years	208,046	210,727	228,443	235,059
>5 and <10 years	1,334,795	1,326,178	1,060,273	1,040,609
> 10 years	1,635,298	1,632,072	1,943,876	1,924,227
	$3,182,619	$3,173,519	$3,244,967	$3,212,084

The Company reallocated capital during the year ended December 31, 2017 from adjustable rate investments with shorter duration into fixed rate investments with longer duration.

The following table presents information regarding the sales included in “loss on sale of investments, net” on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Year Ended
	December 31,
	2017		2016		2015
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$716,560	$(12,392)	$54,178	$(3,010)	$174,565	$(2,865)
Agency CMBS	252,624	(135)	—	—	149,360	(604)
Non-Agency CMBS	35,705	1,199	33,640	(1,228)	30,775	(566)
Non-Agency RMBS	16,407	42	—	—	—	—
Agency CMBS IO	—	—	—	—	45,096	1,698
Non-Agency CMBS IO	—	—	—	—	50,125	1,359
U.S. Treasuries	51,797	(244)	—	—	—	—
	$1,073,093	$(11,530)	$87,818	$(4,238)	$449,921	$(978)

The following table presents certain information for those MBS in an unrealized loss position as of the dates indicated:

	December 31, 2017			December 31, 2016
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,293,798	$(9,769)	71	$1,738,094	$(38,469)	133
Non-Agency MBS	51,406	(421)	11	205,484	(2,773)	48

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$423,698	$(14,035)	30	$427,405	$(8,952)	72
Non-Agency MBS	20,414	(323)	12	81,660	(2,332)	26

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of December 31, 2017 and December 31, 2016 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of December 31, 2017 or December 31, 2016.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of December 31, 2017 and December 31, 2016 are summarized in the following tables:

	December 31, 2017			December 31, 2016
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$836,281	1.47%	$867,120	$1,157,302	0.82%	$1,191,147
Non-Agency RMBS	—	—%	—	26,149	1.98%	31,952
Agency CMBS	1,003,146	1.44%	1,071,904	1,005,726	0.82%	1,095,002
Non-Agency CMBS	15,508	2.47%	18,212	66,881	1.63%	77,840
Agency CMBS IO	324,163	2.17%	372,077	346,892	1.57%	407,481
Non-Agency CMBS IO	263,694	2.43%	311,571	291,199	1.67%	341,139
U.S. Treasuries	123,110	1.85%	124,215	—	—%	—
Securitization financing bond	—	—%	—	4,803	2.00%	5,278
Total repurchase agreements	$2,565,902	1.67%	$2,765,099	$2,898,952	1.03%	$3,149,839

The Company also had $156,899 due to counterparties for purchases of $156,551 fixed-rate Agency RMBS which were pending settlement as of December 31, 2017.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the periods indicated:

	December 31, 2017		December 31, 2016
Remaining Term to Maturity	Balance	WAVG Original Term to Maturity	Balance	WAVG Original Term to Maturity
Less than 30 days	$2,240,791	49	$2,480,213	58
30 to 90 days	274,231	90	418,739	87
91 to 180 days	50,880	121	—	—
Total	$2,565,902	54	$2,898,952	63

The following table lists the counterparties with whom the Company had over 10% of its shareholders’ equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	December 31, 2017
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$311,351	2.43%	$56,383

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $304,005 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $400,000 and is scheduled to mature on May 12, 2019, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of December 31, 2017 was 2.43%.

As of December 31, 2017, the Company had repurchase agreement amounts outstanding with 16 of its 34 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants as of December 31, 2017.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of December 31, 2017 and December 31, 2016:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2017
Repurchase agreements	$2,565,902	$—	$2,565,902	$(2,565,902)	$—	$—

December 31, 2016:
Repurchase agreements	$2,898,952	$—	$2,898,952	$(2,898,952)	$—	$—

(1)
Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of debt securities up to and not exceeding the net amount of the asset or liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

Please see Note 4 for information related to the Company’s derivatives which are also subject to underlying agreements with master netting or similar arrangements.

NOTE 4 – DERIVATIVES

     The Company is a party to certain types of financial instruments that are accounted for as derivative instruments. Please refer to Note 1 for information related to the Company’s accounting policy for its derivative instruments.

Types and Uses of Derivatives Instruments
Interest Rate Derivatives
Changing interest rates impact the fair value of the Company’s investments as well as the interest rates on the Company’s repurchase agreement borrowings used to finance its investments. The Company primarily uses interest rate swaps and Eurodollar futures as economic hedges to mitigate declines in book value and to protect some portion of the Company's earnings from rising interest rates.
TBA Transactions
The Company also holds long positions in TBA securities by executing a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. These long positions in TBA securities (“dollar roll positions”) are viewed by management as economically equivalent to investing in and financing non-specified fixed-rate Agency RMBS. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date.
Periodically, the Company may also hold short positions in TBA securities for the purpose of economically hedging a portion of the impact of changing interest rates on the fair value of the Company’s fixed-rate Agency RMBS.
The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

			December 31, 2017	December 31, 2016
Type of Derivative Instrument	Balance Sheet Location	Purpose	Fair Value	Fair Value (1)
Interest rate swaps	Derivative assets	Economic hedging	$791	$28,534
Eurodollar futures(2)	Derivative assets	Economic hedging	666	—
TBA securities	Derivative assets	Investing	1,483	—
			$2,940	$28,534

Interest rate swaps	Derivative liabilities	Economic hedging	$—	$(6,922)
TBA securities	Derivative liabilities	Economic hedging	(269)	—
			$(269)	$(6,922)

(1)
Refer to Note 1 regarding information on a change in the CME rulebook. Amounts reported on the consolidated balance sheet as of December 31, 2017 for its interest rate swaps reflect the netting of the derivative asset or liability with the related collateral received or posted, respectively. The net amounts comparable to December 31, 2017 for the derivative asset and derivative liabilities as of December 31, 2016 were $104 and $(576), respectively.

(2)
The Eurodollar futures aggregate notional amount represents the total notional of the 3-month contracts with expiration dates from 2017 to 2018. The maximum notional outstanding for any future 3-month period did not exceed $650,000 as of December 31, 2017.

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	December 31, 2017
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value
< 3 years	$3,320,000	1.35%	0.7	$791
>3 and < 6 years	1,210,000	2.00%	4.6	—
>6 and < 10 years	1,025,000	2.49%	8.0	—
>10 years	120,000	2.75%	17.3	—
Total	$5,675,000	1.71%	3.1	$791

	December 31, 2016
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value
< 3 years	$595,000	0.73%	2.3	$4,348
>3 and < 6 years	1,185,000	1.47%	4.3	8,631
>6 and < 10 years	1,250,000	2.42%	8.9	8,633
Total	$3,030,000	1.58%	5.3	$21,612

(1)
The net notional amounts included in the tables above represent pay-fixed interest rate swaps, net of receive-fixed interest rate swaps and include $2,525,000 and $2,725,000 of pay-fixed forward starting interest rate swaps as of December 31, 2017 and December 31, 2016, respectively.

(2) Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 1.36% and 0.73% as of December 31, 2017 and December 31, 2016, respectively.

The following table summarizes information about the Company's TBA securities as of December 31, 2017:

	December 31, 2017
	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions:
30-year 4.0% TBA securities	$795,000	$829,425	$830,908	$1,483

Economic hedges:
30-year 3.5% TBA securities	$150,000	$(153,797)	$(154,066)	$(269)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS as if settled as of the end of the period.

(2)	Implied cost basis represents the forward price to be paid for the underlying Agency MBS as if settled as of end of the period.

(3)	Implied market value represents the estimated fair value of the underlying Agency MBS as if settled as of the end of the period.

(4)
Net carrying value represents the difference between the implied market value and the implied cost basis of the TBA security as of the end of the period and is included on the consolidated balance sheets within “derivative assets (liabilities)”.

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2016	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of December 31, 2017
Receive-fixed interest rate swaps	$425,000	$—	$(325,000)	$100,000
Pay-fixed interest rate swaps	3,455,000	3,890,000	(1,570,000)	5,775,000
Eurodollar futures	—	2,600,000	(650,000)	1,950,000
TBA dollar roll positions	—	6,729,000	(5,934,000)	795,000
TBA economic hedges	—	(250,000)	100,000	(150,000)

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2017	2016	2015
Receive-fixed interest rate swaps	$23	$2,515	$6,522
Pay-fixed interest rate swaps	(2,655)	(3,306)	(28,687)
Eurodollar futures	821	(4,815)	(20,963)
TBA dollar roll positions	5,757	—	—
TBA economic hedges	(902)	—	—
Gain (loss) on derivative instruments, net	$3,044	$(5,606)	$(43,128)

There is a net unrealized gain of $402 remaining in AOCI on the Company’s consolidated balance sheet as of December 31, 2017 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company’s net income as an adjustment to “interest expense” over the remaining contractual life of the agreements. The Company estimates a credit of $237 will be reclassified to net income as a reduction of “interest expense” within the next 12 months.

A portion of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in the repurchase agreements as described in Note 3. The Company was in compliance with all covenants with respect to bilateral agreements under which interest rate swaps were entered into as of December 31, 2017.

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2017 and December 31, 2016:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2017
Interest rate swaps	$791	$—	$791	$—	$—	$791
Eurodollar Futures	666	—	666	—	(666)	—
TBA securities	1,483	—	1,483	(180)	—	1,303
Derivative assets	$2,940	$—	$2,940	$(180)	$(666)	$2,094
December 31, 2016:
Interest rate swaps	$28,534	$—	$28,534	$(6,449)	$(22,085)	$—
TBA securities	—	—	—	—	—	—
Derivative assets	$28,534	$—	$28,534	$(6,449)	$(22,085)	$—

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2017
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	269	—	269	(180)	—	89
Derivative liabilities	$269	$—	$269	$(180)	$—	$89

December 31, 2016:
Interest rate swaps	$6,922	$—	$6,922	$(6,913)	$—	$9
TBA securities	—	—	—	—	—	—
Derivative liabilities	$6,922	$—	$6,922	$(6,913)	$—	$9

(1)
Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the asset or liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

Please see Note 3 for information related to the Company’s repurchase agreements which are also subject to underlying agreements with master netting or similar arrangements.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and also requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability. ASC Topic 820 established a valuation hierarchy of three levels as follows:

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

The following table presents the fair value of the Company’s financial instruments segregated by the hierarchy level of the fair value estimate that are measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2017
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets carried at fair value:
Investments in securities:
Mortgage-backed securities	$3,026,989	$—	$3,019,746	$7,243
U.S. Treasuries	146,530	146,530	—	—
Derivative assets:
Interest rate swaps	791	—	791	—
Eurodollar futures	666	666	—	—
TBA securities	1,483	—	1,483	—
Total assets carried at fair value	$3,176,459	$147,196	$3,022,020	$7,243

Liabilities carried at fair value:
TBA securities	269	—	269	—
Total liabilities carried at fair value	$269	$—	$269	$—

	December 31, 2016
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets carried at fair value:
Mortgage-backed securities	$3,212,084	$—	$3,201,157	$10,927
Interest rate swaps	28,534	—	28,534	—
Total assets carried at fair value	$3,240,618	$—	$3,229,691	$10,927
Liabilities carried at fair value:
Interest rate swaps	$6,922	$—	$6,922	$—
Total liabilities carried at fair value	$6,922	$—	$6,922	$—

The Company's derivative assets and liabilities include interest rate swaps, Eurodollar futures, and TBA securities. The fair value of interest rate swaps are measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. Eurodollar futures are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. The fair value of TBA securities are estimated using methods similar those used to fair value the Company’s Level 2 MBS.

The fair value measurements for a majority of the Company's MBS are considered Level 2 because these securities are substantially similar to securities that either are actively traded or have been recently traded in their respective markets. The Company determines the fair value of its Level 2 securities based on prices received from the Company's primary pricing service as well as other pricing services and brokers. The Company evaluates the third party prices it receives to assess their reasonableness. Although the Company does not adjust third party prices, they may be excluded from use in the determination of a security's fair value if they are significantly different from other observable market data. In valuing a security, the primary pricing service uses either a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, or an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. The Company also reviews the assumptions and inputs utilized in the valuation techniques of its primary pricing service. Examples of these observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things.

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

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

	Year Ended
	December 31,
	2017	2016	2015
Balance as of beginning of period	$10,927	$16,435	$43,957
Unrealized (loss) gain included in OCI (1)	(1,733)	(1,057)	2,608
Principal payments	(4,351)	(6,019)	(30,602)
Accretion	2,400	1,568	472
Balance as of end of period	$7,243	$10,927	$16,435

(1)	Amount included in “unrealized gain (loss) on available-for-sale investments, net” on consolidated statements of comprehensive income (loss).

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$3,026,989	$3,026,989	$3,212,084	$3,212,084
U.S. Treasuries	146,530	146,530	—	—
Mortgage loans held for investment, net (1)	15,738	12,973	19,036	15,971
Derivative assets	2,940	2,940	28,534	28,534
Liabilities:
Repurchase agreements (2)	$2,565,902	$2,565,902	$2,898,952	$2,898,952
Non-recourse collateralized financing (1)	5,520	5,554	6,440	6,357
Derivative liabilities	269	269	6,922	6,922

(1)
The Company determines the fair value of its mortgage loans held for investment, net and its non-recourse collateralized financing using internally developed cash flow models with inputs similar to those used to estimate the fair value of the Company’s Level 3 non-Agency MBS.

(2)	The carrying value of repurchase agreements generally approximates fair value due to their short term maturities.

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 3,588,680 shares of its Series B Preferred Stock issued and outstanding as of December 31, 2017 compared to 2,300,000 shares of Series A Preferred Stock and 2,271,937 shares of Series B Preferred Stock as of December 31, 2016.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Series A Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Except under certain limited circumstances, the Company may not redeem the Series B Preferred Stock prior to April 30, 2018. On or after April 30, 2018, the Company’s Series B Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company’s option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends on its Preferred Stock for the fourth quarter on January 15, 2018 to shareholders of record as of January 1, 2018.

Common Stock

The Company declared a fourth quarter common stock dividend of $0.18 per share that was paid on January 31, 2018 to shareholders of record as of December 29, 2017.

2009 Stock and Incentive Plan. Of the 2,500,000 shares of common stock authorized for issuance under its 2009 Stock and Incentive Plan, the Company had 785,962 available for issuance as of December 31, 2017. Total stock-based compensation expense recognized by the Company for the year ended December 31, 2017 was $1,954 compared to $2,709 and $2,965 for the years ended December 31, 2016 and December 31, 2015, respectively.

The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Year Ended
	December 31,
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	553,396	$7.55	696,597	$8.54	731,809	$8.89
Restricted stock granted	138,166	6.76	214,878	6.28	263,829	8.21
Restricted stock vested	(338,459)	7.80	(358,079)	8.71	(299,041)	9.12
Restricted stock outstanding as of end of period	353,103	$7.01	553,396	$7.55	696,597	$8.54

As of December 31, 2017, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,117 which will be amortized into compensation expense over a weighted average period of 1.4 years.

NOTE 7 – MORTGAGE LOANS HELD FOR INVESTMENT, NET AND RELATED NON-RECOURSE COLLATERALIZED FINANCING

The Company's mortgage loans held for investment, net are single-family mortgage loans which were originated or purchased by the Company from 1992 through 1998. These loans have an amortized cost of $15,885 as of December 31, 2017 compared to $19,317 as of December 31, 2016. The unpaid principal balance of the Company's single-family mortgage loans identified as seriously delinquent as of December 31, 2017 was $1,307 compared to $1,094 as of December 31, 2016. The Company continues to accrue interest on its seriously delinquent securitized single-family mortgage loans because the primary servicer continues to advance the interest and/or principal due on the loan.

An allowance has been established for currently existing and probable losses on the Company's mortgage loans held for investment, which was $147 as of December 31, 2017 compared to $281 as of December 31, 2016. The Company's single-family mortgage loans are considered homogeneous and are evaluated on a pool basis for a general allowance. The Company considers various factors in determining its general allowance requirement, including whether a loan is delinquent, the Company’s historical experience with similar types of loans, historical cure rates of delinquent loans, and historical and anticipated loss severity of the mortgage loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. The Company recorded $80, $130, and $180 as provision for loan losses for the years ended December 31, 2017, 2016, and 2015, respectively, which is included within "other income, net" on the Company's consolidated statements of comprehensive income (loss).

The majority of the Company's mortgage loans held for investment, net is pledged as collateral for the one remaining class of the Company's single-family securitization financing bond, which is recorded on the Company's balance sheet as "non-recourse collateralized financing". The interest rate on this bond is based on 1-month LIBOR plus 0.30% and is expected to mature by January 31, 2025 based on scheduled principal payments projected as of December 31, 2017. As of December 31, 2017, $6,233 of the principal balance of the single-family mortgage loans held for investment was pledged as collateral for the Company's non-recourse collateralized financing which had a remaining principal balance of $5,596. As of December 31, 2016, $7,200 of the principal balance of the Company's mortgage loans held for investment was pledged as collateral for the remaining principal balance of the outstanding bonds of $6,533.

NOTE 8 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its NOL carryforward was $21,332 for the year ended December 31, 2017, $21,702 for the year ended December 31, 2016, and $52,964 for the year ended December 31, 2015. After common and preferred dividend distributions during those years as well as utilization of the Company's NOL carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2017 and did not incur any material income tax liability for the years ending December 31, 2016 or December 31, 2015.

The Company's estimated NOL carryforward as of December 31, 2017 is $89,775. Because the Company incurred an "ownership change" under Section 382 of the Internal Revenue Code ("Section 382"), the Company's ability to utilize its NOL carryforward to offset its taxable income after any required dividend distributions is limited to approximately $13,451 per year with any unused amounts being accumulated and carried forward for use in subsequent years. As of December 31, 2017, the Company had $52,092 of NOL that is not subject to the existing Section 382 limitations available to offset any future taxable income. The NOL will expire beginning in 2020 to the extent it is not used.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2017, December 31, 2016, or December 31, 2015, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 9 – RELATED PARTY TRANSACTIONS
As noted in previous filings, DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., was named a party to several lawsuits in 1999 and 2000 regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. The Company was named a party to several of the lawsuits (the “DCI Litigation”) due to its affiliation with DCI. In December 2000, the Company and DCI entered into a Litigation Cost Sharing Agreement whereby the Company agreed to advance DCI's portion of the costs of defending against the DCI Litigation. The DCI Litigation concluded in 2004 and, after various appeals by the plaintiffs in the DCI Litigation (the “DCI Plaintiffs”), no judgment or damages were entered against the Company, but final judgment was entered in the DCI Litigation against DCI (the “DCI Judgment”). The DCI Plaintiffs have attempted to enforce the DCI Judgment against the Company through a separate action which is discussed in Item 3 of Part I of this Annual Report on Form 10-K.

The Litigation Cost Sharing Agreement remained in effect as of December 31, 2017. DCI costs advanced by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum. The Company's advances to cover DCI's costs during the years ended December 31, 2017, 2016, and 2015 were $30, $173, and $228, respectively. The total amount due to the Company under the Litigation Cost Sharing Agreement including interest was $10,615 as of December 31, 2017 compared to $10,240 as of December 31, 2016. Because DCI does not currently have any assets, the amount due as of December 31, 2017 has been fully reserved for collectibility by the Company. DCI is currently wholly owned by a company unaffiliated with the Company. An executive of the Company is the sole shareholder of this unaffiliated company.

NOTE 10 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Interest income	$22,419	$24,856	$23,103	$24,124
Interest expense	7,519	8,714	9,889	10,056
Net interest income	14,900	16,142	13,214	14,068
Gain (loss) on derivatives instruments, net	175	(15,802)	5,993	12,678
Loss on sale of investments, net	(1,708)	(3,709)	(5,211)	(902)
Fair value adjustments and other income (expense) amounts, net	(36)	34	(86)	(38)
General and administrative expenses	(4,280)	(4,097)	(3,599)	(3,843)
Preferred stock dividends	(2,435)	(2,641)	(2,808)	(2,910)
Net income (loss) to common shareholders	6,616	(10,073)	7,503	19,053
Other comprehensive income (loss)	19,977	12,375	6,144	(14,584)
Comprehensive income (loss) to common shareholders	$26,593	$2,302	$13,647	$4,469
Net income (loss) per common share	$0.13	$(0.20)	$0.15	$0.36
Dividends declared per common share	$0.18	$0.18	$0.18	$0.18

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Interest income	$25,089	$22,816	$21,135	$22,858
Interest expense	6,310	6,100	6,068	6,753
Net interest income	18,779	16,716	15,067	16,105
(Loss) gain on derivatives instruments, net	(48,264)	(16,297)	2,409	56,546
Loss on sale of investments, net	(3,941)	(297)	—	—
Fair value adjustments and other income (expense) amounts, net	87	318	579	(1)
General and administrative expenses	(4,092)	(3,671)	(3,355)	(3,589)
Preferred stock dividends	(2,294)	(2,294)	(2,294)	(2,303)
Net (loss) income to common shareholders	(39,725)	(5,525)	12,406	66,758
Other comprehensive income (loss)	41,728	22,947	670	(85,186)
Comprehensive income (loss) to common shareholders	$2,003	$17,422	$13,076	$(18,428)
Net (loss) income per common share	$(0.81)	$(0.11)	$0.25	$1.36
Dividends declared per common share	$0.21	$0.21	$0.21	$0.21

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Annual Report on Form 10-K was filed with the SEC and has determined that there have been no significant events or circumstances that qualify as a "recognized" or "nonrecognized" subsequent event as defined by ASC Topic 855.