Form 10-Q
period 2018-03-31
DYNEX CAPITAL INC
filed 2018-05-08
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Yes           ☐           No           ☒

On April 30, 2018, the registrant had 55,996,048 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Investments in securities, at fair value:
Mortgage-backed securities (including pledged of $2,730,427 and $2,640,884 respectively)	$2,864,822	$3,026,989
U.S. Treasuries (including pledged of $73,343 and $124,215, respectively)	204,535	146,530

Mortgage loans held for investment, net	15,099	15,738
Cash and cash equivalents	28,072	40,867
Restricted cash	58,312	46,333
Derivative assets	4,754	2,940
Receivable for securities sold	643	—
Principal receivable on investments	66	165
Accrued interest receivable	22,913	19,819
Other assets, net	6,456	6,397
Total assets	$3,205,672	$3,305,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,613,892	$2,565,902
Payable for unsettled securities	23,468	156,899
Non-recourse collateralized financing	5,290	5,520
Derivative liabilities	—	269
Accrued interest payable	5,123	3,734
Accrued dividends payable	12,563	12,526
Other liabilities	1,712	3,870
Total liabilities	2,662,048	2,748,720

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 5,908,999 and 5,888,680 shares issued and outstanding, respectively ($147,725 and $147,217 aggregate liquidation preference, respectively)	$141,788	$141,294
Common stock, par value $.01 per share, 200,000,000 shares authorized; 55,996,048 and 55,831,549 shares issued and outstanding, respectively	560	558
Additional paid-in capital	776,117	775,873
Accumulated other comprehensive loss	(54,159)	(8,697)
Accumulated deficit	(320,682)	(351,970)
Total shareholders’ equity	543,624	557,058
Total liabilities and shareholders’ equity	$3,205,672	$3,305,778
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income	$25,190	$22,419
Interest expense	11,595	7,519
Net interest income	13,595	14,900

Gain on derivative instruments, net	38,354	175
Loss on sale of investments, net	(3,775)	(1,708)
Fair value adjustments, net	29	10
Other expense, net	(253)	(46)
General and administrative expenses:
Compensation and benefits	(1,962)	(2,245)
Other general and administrative	(1,681)	(2,035)
Net income	44,307	9,051
Preferred stock dividends	(2,940)	(2,435)
Net income to common shareholders	$41,367	$6,616

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(49,189)	$18,368
Reclassification adjustment for loss on sale of investments, net	3,775	1,708
Reclassification adjustment for de-designated cash flow hedges	(48)	(99)
Total other comprehensive (loss) income	(45,462)	19,977
Comprehensive (loss) income to common shareholders	$(4,095)	$26,593

Net income per common share-basic and diluted	$0.74	$0.13
Weighted average common shares-basic and diluted	55,871	49,176
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	5,888,680	$141,294	55,831,549	$558	$775,873	$(8,697)	$(351,970)	$557,058
Stock issuance	20,319	494	45,401	1	293	—	—	788
Restricted stock granted, net of amortization	—	—	176,233	2	333	—	—	335
Adjustments for tax withholding on share-based compensation	—	—	(57,135)	(1)	(363)	—	—	(364)
Stock issuance costs	—	—	—	—	(19)	—	—	(19)
Net income	—	—	—	—	—	—	44,307	44,307
Dividends on preferred stock	—	—	—	—	—	—	(2,940)	(2,940)
Dividends on common stock	—	—	—	—	—	—	(10,079)	(10,079)
Other comprehensive loss	—	—	—	—	—	(45,462)	—	(45,462)
Balance as of March 31, 2018	5,908,999	$141,788	55,996,048	$560	$776,117	$(54,159)	$(320,682)	$543,624
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income	$44,307	$9,051
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued interest receivable	(3,094)	(2,453)
Increase (decrease) in accrued interest payable	1,389	(528)
Gain on derivative instruments, net	(38,354)	(175)
Loss on sale of investments, net	3,775	1,708
Fair value adjustments, net	(29)	(10)
Amortization of investment premiums, net	35,769	39,862
Other amortization and depreciation, net	312	325
Stock-based compensation expense	335	538
Change in other assets and liabilities, net	(2,514)	(1,210)
Net cash and cash equivalents provided by operating activities	41,896	47,108
Investing activities:
Purchase of investments	(321,348)	(141,436)
Principal payments received on investments	51,972	95,546
Proceeds from sales of investments	154,613	57,173
Principal payments received on mortgage loans held for investment, net	649	987
Net receipts on derivatives, including terminations	36,271	21,573
Other investing activities	(67)	(146)
Net cash and cash equivalents (used in) provided by investing activities	(77,910)	33,697
Financing activities:
Borrowings under repurchase agreements	27,508,732	21,748,733
Repayments of repurchase agreement borrowings	(27,460,742)	(21,821,740)
Principal payments on non-recourse collateralized financing	(234)	(370)
Proceeds from issuance of preferred stock	494	7,504
Proceeds from issuance of common stock	294	127
Cash paid for stock issuance costs	—	(36)
Payments related to tax withholding for stock-based compensation	(364)	(521)
Dividends paid	(12,982)	(12,626)
Net cash and cash equivalents provided by (used in) financing activities	35,198	(78,929)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(816)	1,876
Cash, cash equivalents, and restricted cash at beginning of period	87,200	98,889
Cash, cash equivalents, and restricted cash at end of period	$86,384	$100,765
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$10,251	$8,141
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2018. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Net Income Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2018 or March 31, 2017.

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

The Company has adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. Because this ASU is to be applied retrospectively to each period presented, “net cash and cash equivalents used in financing activities” on the Company’s consolidated statement of cash flows for the three months ended March 31, 2017 now omits the change in restricted cash as previously reported for that period, and that change is now included within “net increase in cash, cash equivalents, and restricted cash” in order to conform to the current period’s presentation.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of March 31, 2018 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2018:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

March 31, 2018
Cash and cash equivalents	$28,072
Restricted cash	58,312
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$86,384

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

The Company’s interest rate swap agreements are privately negotiated in the over-the-counter (“OTC”) market and the majority of these agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”) with the rest being subject to bilateral agreements between the Company and the swap counterparty. The Company’s CME cleared swaps require that the Company post initial margin as determined by the CME, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. Beginning in January 2017, as a result of a change in the CME’s rulebook, the exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The carrying value of on the Company’s consolidated balance sheets is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Share-Based Compensation

Pursuant to the Company’s 2009 Stock and Incentive Plan (“2009 Plan”), the Company may grant share-based compensation to eligible employees, directors or consultants or advisers to the Company, including stock awards, stock options, stock appreciation rights, dividend equivalent rights, performance shares, and restricted stock units. The Company’s restricted stock currently issued and outstanding under this plan may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders’ equity. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company’s restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock issued to its employees, officers, and directors. Please refer to Note 6 for additional information regarding the Board’s adoption of the 2018 Stock and Incentive Plan which will replace the 2009 Plan upon approval by the Company’s shareholders at its Annual Meeting on May 15, 2018.

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

NOTE 2 – INVESTMENTS IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type as of the dates indicated:

	March 31, 2018
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency (2)	$1,197,306	$46,341	$1,243,647	$1,224	$(29,431)	$1,215,440	3.52%
Non-Agency	994	—	994	32	(19)	1,007	6.75%
	1,198,300	46,341	1,244,641	1,256	(29,450)	1,216,447
CMBS:
Agency	1,004,572	10,914	1,015,486	1,095	(32,516)	984,065	3.05%
Non-Agency	7,777	(3,679)	4,098	1,943	—	6,041	7.15%
	1,012,349	7,235	1,019,584	3,038	(32,516)	990,106
CMBS IO (3):
Agency	—	358,471	358,471	4,175	(561)	362,085	0.75%
Non-Agency	—	294,092	294,092	3,040	(948)	296,184	0.71%
	—	652,563	652,563	7,215	(1,509)	658,269

U.S. Treasuries:	209,000	(1,917)	207,083	741	(3,289)	204,535	2.32%

Total AFS securities:	$2,419,649	$704,222	$3,123,871	$12,250	$(66,764)	$3,069,357

(1)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	Includes purchased securities pending settlement.

(3)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $14,208,611 and $10,944,703 respectively, as of March 31, 2018.

	December 31, 2017
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency (2)	$1,146,553	$46,021	$1,192,574	$1,626	$(9,939)	$1,184,261	3.56%
Non-Agency	1,070	—	1,070	41	(20)	1,091	6.75%
	1,147,623	46,021	1,193,644	1,667	(9,959)	1,185,352
CMBS:
Agency	1,123,967	10,442	1,134,409	3,514	(13,572)	1,124,351	3.03%
Non-Agency	26,501	(4,035)	22,466	2,298	—	24,764	5.47%
	1,150,468	6,407	1,156,875	5,812	(13,572)	1,149,115
CMBS IO (3):
Agency	—	375,361	375,361	5,238	(293)	380,306	0.62%
Non-Agency	—	308,472	308,472	4,468	(724)	312,216	0.61%
	—	683,833	683,833	9,706	(1,017)	692,522

U.S. Treasuries:	148,400	(133)	148,267	—	(1,737)	146,530	2.13%

Total AFS securities:	$2,446,491	$736,128	$3,182,619	$17,185	$(26,285)	$3,173,519

(1)	The WAC is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	Includes purchased securities pending settlement.

(3)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $14,196,122 and $11,006,463, respectively, as of December 31, 2017.

Actual maturities of MBS are affected by the contractual lives of the underlying mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore, actual maturities are generally shorter than the securities' stated contractual maturities. The following table categorizes the Company’s debt securities according to their stated maturity as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$26,507	$26,699	$4,480	$4,542
>1 and <5 years	198,463	200,395	208,046	210,727
>5 and <10 years	1,243,105	1,214,133	1,334,795	1,326,178
> 10 years	1,655,796	1,628,130	1,635,298	1,632,072
	$3,123,871	$3,069,357	$3,182,619	$3,173,519

The following table presents information regarding the sales that generated the “loss on sale of investments, net” on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
	2018		2017
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$—	$—	$57,164	$(1,708)
Agency CMBS	108,758	(2,052)	—	—
U.S. Treasuries	46,498	(1,723)	—	—
	$155,256	$(3,775)	$57,164	$(1,708)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	March 31, 2018			December 31, 2017
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,698,318	$(41,169)	109	$1,293,798	$(9,769)	71
Non-Agency MBS	75,424	(730)	18	51,406	(421)	11
U.S. Treasuries	96,758	(3,289)	1	146,530	(1,737)	1

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$409,927	$(21,341)	30	$423,698	$(14,035)	30
Non-Agency MBS	17,052	(237)	11	20,414	(323)	12

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of March 31, 2018 and December 31, 2017 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of March 31, 2018 or December 31, 2017.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of March 31, 2018 and December 31, 2017 are summarized in the following tables:

	March 31, 2018			December 31, 2017
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,059,749	1.77%	$1,120,858	$836,281	1.47%	$867,120
Agency CMBS	912,095	1.75%	959,385	1,003,146	1.44%	1,071,904
Non-Agency CMBS	—	—%	—	15,508	2.47%	18,212
Agency CMBS IO	320,418	2.28%	354,578	324,163	2.17%	372,077
Non-Agency CMBS IO	249,482	2.75%	295,606	263,694	2.43%	311,571
U.S. Treasuries	72,148	2.00%	73,343	123,110	1.85%	124,215
Total repurchase agreements	$2,613,892	1.92%	$2,803,770	$2,565,902	1.67%	$2,765,099

The Company also had $23,468 and $156,899 payable to counterparties as of March 31, 2018 and December 31, 2017, respectively, which consisted primarily of purchases of $22,941 and $156,551 of fixed-rate Agency RMBS which were pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	March 31, 2018		December 31, 2017
Remaining Term to Maturity	Balance	WAVG Original Term to Maturity	Balance	WAVG Original Term to Maturity
Less than 30 days	$2,339,638	51	$2,240,791	49
30 to 90 days	274,254	8	274,231	90
91 to 180 days	—	—	50,880	121
Total	$2,613,892	46	$2,565,902	54

The following table lists the counterparties with whom the Company had approximately 10% or more of its shareholders’ equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	March 31, 2018
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$280,383	2.74%	$52,144

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $273,218 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $400,000 and is scheduled to mature on May 12, 2019, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized primarily by CMBS IO, and its weighted average borrowing rate as of March 31, 2018 was 2.74%.

As of March 31, 2018, the Company had repurchase agreement amounts outstanding with 16 of its 34 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants as of March 31, 2018.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of March 31, 2018 and December 31, 2017:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2018
Repurchase agreements	$2,613,892	$—	$2,613,892	$(2,613,892)	$—	$—

December 31, 2017
Repurchase agreements	$2,565,902	$—	$2,565,902	$(2,565,902)	$—	$—

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

Periodically, the Company may also hold short positions in TBA securities for the purpose of economically hedging a portion of the impact of changing interest rates on the fair value of the Company’s fixed-rate Agency RMBS. The Company did not hold any short positions in TBA securities as of March 31, 2018.
The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2018	December 31, 2017
Interest rate swaps	Derivative assets	Economic hedging	$1,081	$791
Eurodollar futures	Derivative assets	Economic hedging	1,674	666
TBA securities	Derivative assets	Investing	1,999	1,483
			$4,754	$2,940

TBA securities	Derivative liabilities	Economic hedging	$—	(269)

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	March 31, 2018
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$2,020,000	1.39%	0.8	$1,081
>3 and < 6 years	1,310,000	2.01%	4.5	—
>6 and < 10 years	1,100,000	2.56%	8.2	—
>10 years	220,000	2.81%	22.3	—
Total	$4,650,000	1.89%	4.5	$1,081

	December 31, 2017
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$3,320,000	1.35%	0.7	$791
>3 and < 6 years	1,210,000	2.00%	4.6	—
>6 and < 10 years	1,025,000	2.49%	8.0	—
>10 years	120,000	2.75%	17.3	—
Total	$5,675,000	1.71%	3.1	$791

(1)
The net notional amounts included in the tables above represent pay-fixed interest rate swaps, net of receive-fixed interest rate swaps and include $1,575,000 and $2,525,000 of pay-fixed forward starting interest rate swaps as of March 31, 2018 and December 31, 2017, respectively.

(2)	Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 1.63% and 1.36% as of March 31, 2018 and December 31, 2017, respectively.

(3)
The majority of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral.

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	March 31, 2018
TBA Securities:	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions	$825,000	$844,941	$846,940	$1,999
Economic hedges	$—	$—	$—	$—
	December 31, 2017
	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions	$795,000	$829,425	$830,908	$1,483
Economic hedges	$150,000	$(153,797)	$(154,066)	$(269)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS as if settled as of the end of the period.

(2)	Implied cost basis represents the forward price to be paid for the underlying Agency MBS as if settled as of end of the period.

(3)	Implied market value represents the estimated fair value of the underlying Agency MBS as if settled as of the end of the period.

(4)
Net carrying value is the amount included on the consolidated balance sheets within “derivative assets (liabilities)” and represents the difference between the implied market value and the implied cost basis of the TBA security as of the end of the period.

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2017	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of March 31, 2018
Receive-fixed interest rate swaps	$100,000	$—	$—	$100,000
Pay-fixed interest rate swaps	5,775,000	375,000	(1,400,000)	4,750,000
Eurodollar futures (1)	1,950,000	—	(650,000)	1,300,000
TBA dollar roll positions	795,000	2,840,000	(2,810,000)	825,000
TBA economic hedges	(150,000)	—	150,000	—

(1)
The Eurodollar futures notional amounts represent the total notional of the 3-month contracts all of which expire in 2018. The maximum notional outstanding for any future 3-month period did not exceed $650,000 as of March 31, 2018 or December 31, 2017.

The table below provides detail of the Company’s “gain on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2018	2017
Receive-fixed interest rate swaps	$(1,129)	$(134)
Pay-fixed interest rate swaps	49,372	309
Eurodollar futures	1,905	—
TBA dollar roll positions	(12,087)	—
TBA economic hedges	293	—
Gain on derivative instruments, net	$38,354	$175

There is a net unrealized gain of $354 remaining in AOCI on the Company’s consolidated balance sheet as of March 31, 2018 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company’s net income as an adjustment to “interest expense” over the remaining contractual life of the agreements. The Company estimates a credit of $216 will be reclassified to net income as a reduction of “interest expense” within the next 12 months.

A portion of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in the repurchase agreements as described in Note 3. The Company was in compliance with all covenants with respect to bilateral agreements under which interest rate swaps were entered into as of March 31, 2018.

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2018 and December 31, 2017:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2018
Interest rate swaps	$1,081	$—	$1,081	$—	$—	$1,081
Eurodollar Futures	1,674	—	1,674	—	(1,674)	—
TBA securities	1,999	—	1,999	—	—	1,999
Derivative assets	$4,754	$—	$4,754	$—	$(1,674)	$3,080
December 31, 2017
Interest rate swaps	$791	$—	$791	$—	$—	$791
Eurodollar Futures	666	—	666	—	(666)	—
TBA securities	1,483	—	1,483	(180)	—	1,303
Derivative assets	$2,940	$—	$2,940	$(180)	$(666)	$2,094

Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2018
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	—	—	—	—	—	—
Derivative liabilities	$—	$—	$—	$—	$—	$—

December 31, 2017
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	269	—	269	(180)	—	89
Derivative liabilities	$269	$—	$269	$(180)	$—	$89

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis by their valuation hierarchy levels as of the dates indicated:

	March 31, 2018
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets carried at fair value:
Investments in securities:
Mortgage-backed securities	$2,864,822	$—	$2,857,939	$6,883
U.S. Treasuries	204,535	204,535	—	—
Derivative assets:
Interest rate swaps	1,081	—	1,081	—
Eurodollar futures	1,674	1,674	—	—
TBA securities	1,999	—	1,999	—
Total assets carried at fair value	$3,074,111	$206,209	$2,861,019	$6,883

Liabilities carried at fair value:
Total liabilities carried at fair value	$—	$—	$—	$—

	December 31, 2017
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets carried at fair value:
Investments in securities:
Mortgage-backed securities	$3,026,989	$—	$3,019,746	$7,243
U.S. Treasuries	146,530	146,530	—	—
Derivative assets:
Interest rate swaps	791	—	791	—
Eurodollar futures	666	666	—	—
TBA securities	1,483	—	1,483	—
Total assets carried at fair value	$3,176,459	$147,196	$3,022,020	$7,243

Liabilities carried at fair value:
TBA securities	269	—	269	—
Total liabilities carried at fair value	$269	$—	$269	$—

The Company's derivative assets and liabilities include interest rate swaps, Eurodollar futures, and TBA securities. The fair value of interest rate swaps is measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. Eurodollar futures are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. The fair value of TBA securities is estimated using methods similar those used to fair value the Company’s Level 2 MBS.

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

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

Three Months Ended
March 31, 2018
Balance as of beginning of period	$7,243
Unrealized loss included in OCI	(310)
Principal payments	(361)
Accretion	311
Balance as of end of period	$6,883

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$2,864,822	$2,864,822	$3,026,989	$3,026,989
U.S. Treasuries	204,535	204,535	146,530	146,530
Mortgage loans held for investment, net (1)	15,099	11,952	15,738	12,973
Derivative assets	4,754	4,754	2,940	2,940
Liabilities:
Repurchase agreements (2)	$2,613,892	$2,613,892	$2,565,902	$2,565,902
Non-recourse collateralized financing (1)	5,290	5,319	5,520	5,554
Derivative liabilities	—	—	269	269

(1)
The Company determines the fair value of its mortgage loans held for investment, net and its non-recourse collateralized financing using internally developed cash flow models with inputs similar to those used to estimate the fair value of the Company’s Level 3 non-Agency MBS.

(2)	The carrying value of repurchase agreements generally approximates fair value due to their short-term maturities.

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 3,608,999 shares of its Series B Preferred Stock issued and outstanding as of March 31, 2018 compared to 2,300,000 shares of Series A Preferred Stock and 3,588,680 shares of Series B Preferred Stock as of December 31, 2017.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends on its Preferred Stock for the first quarter on April 16, 2018 to shareholders of record as of April 1, 2018.

Common Stock

The Company declared a first quarter common stock dividend of $0.18 per share that was paid on April 30, 2018 to shareholders of record as of April 3, 2018.

Stock and Incentive Plans. Upon recommendation by the Company’s Compensation Committee, the Company’s Board adopted the 2018 Stock and Incentive Plan subject to approval by the Company’s shareholders. If approved by the shareholders at the Company’s Annual Meeting of Shareholders to be held on May 15, 2018, the 2018 Plan will replace the Company’s 2009 Stock and Incentive Plan and will reserve for issuance up to 3,000,000 shares of common stock for eligible employees, non-employee directors, consultants, and advisers to the Company to be granted in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Awards previously granted under the 2009 Plan will remain outstanding in accordance with their terms, but none of the remaining shares of common stock authorized under the 2009 Plan will be transferred to or used under the 2018 Plan. If shareholders do not approve the 2018 Plan at the Annual Meeting, any future equity awards will be granted under the 2009 Plan until its expiration date of May 12, 2019, under which the Company had 635,463 shares of common stock available for issuance as of March 31, 2018.

Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2018 and March 31, 2017 was $335 and $538, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	March 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	353,103	$7.01	553,396	$7.55
Restricted stock granted	176,233	6.28	108,446	6.77
Restricted stock vested	(194,827)	7.37	(275,691)	7.94
Restricted stock outstanding as of end of period	334,509	$6.42	386,151	$7.05

As of March 31, 2018, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,889 which will be amortized into compensation expense over a weighted average period of 2.2 years.

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

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes included in Part 1, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2017. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

For more information about our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.

EXECUTIVE OVERVIEW

Company Overview

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily invests in residential and commercial mortgage-backed securities (“MBS”). We finance our investments principally with borrowings under repurchase agreements. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DX”. Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through regular quarterly dividends and also through capital appreciation.

We also have two series of preferred stock outstanding, our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") which is traded on the NYSE under the symbol "DXPRA", and our 7.625% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") which is traded on the NYSE under the symbol "DXPRB".

We invest in Agency and non-Agency MBS consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only ("IO") securities. Agency MBS have a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity ("GSE") such as Fannie Mae and Freddie Mac. Non-Agency MBS have no such guaranty of payment. Our investments in non-Agency MBS are generally higher quality senior or mezzanine classes (typically rated 'A' or better by one or more of the nationally recognized statistical rating organizations) because they are typically more liquid (i.e., they are more easily converted into cash either through sales or pledges as collateral for repurchase agreement borrowings) and have less exposure to credit losses than lower-rated non-Agency MBS. We may also invest in debt securities issued by the United States Department of the Treasury (“the Treasury” and such securities, “U.S. Treasuries”).

RMBS. The majority of our RMBS are Agency issued securities collateralized primarily by fixed-rate single family mortgage loans. The remainder of our RMBS portfolio is collateralized by adjustable-rate mortgage loans (“ARMs”), which have interest rates that generally adjust at least annually to an increment over a specified interest rate index, and hybrid ARMs, which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and then adjust their interest rate at least annually to an increment over a specified interest rate index (primarily one-year LIBOR).

We also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in and financing non-specified fixed-rate Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. Our purchases of TBAs are financed by executing a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. We refer to these net long positions in TBAs as “dollar roll positions” and view them as economically equivalent to investing in and financing Agency RMBS using short-term repurchase agreements. TBAs purchased for a forward settlement month are generally priced at a discount relative to TBAs sold for settlement in the current month. This discount, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. We may also enter into short positions in TBAs as economic hedges. We account for all TBAs (whether dollar roll positions or economic hedges) as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA transaction will not settle in the shortest period possible.

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

Hedging. We use currently use interest rate swaps and Eurodollar futures to hedge our exposure to changes in interest rates. Such exposure results from our ownership of investments which are primarily fixed-rate and financed with repurchase agreements which have adjustable rates and significantly shorter maturities than the weighted average life of our investments. Changes in interest rates can impact the market value of our investments and our net interest income, thereby ultimately impacting book value per common share. We frequently adjust our hedging portfolio based on our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations.

Factors that Affect Our Financial Condition and Results of Operations

In assessing our financial performance, management primarily focuses on net interest income, net interest spread, net income, comprehensive income, book value per common share, and core net operating income to common shareholders (a non-GAAP measure) as measures of our financial performance. Our financial performance may be impacted by a number of factors, many of which are related to or influenced by macroeconomic conditions, market volatility, geopolitical conditions, U.S. Federal

Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy. Other factors that may impact our financial performance include, but are not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and market required yields as reflected by market spreads. These factors are influenced by market forces beyond our control.

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

We believe that regulatory impacts on financial institutions, many of which are our trading and financing counterparties, continue to pose a threat to the overall liquidity in the capital markets. In 2017, the Federal Reserve began curtailing its reinvestment of principal payments received on its Agency RMBS portfolio. Prices in Agency RMBS generally have not been significantly impacted by the reduction, however prices may be more significantly impacted as the amount of curtailment increases each successive quarter. Market liquidity of our investments and the financing markets could be negatively impacted if the Federal Reserve's Federal Open Market Committee (or "FOMC") suddenly changes market expectations of the target Federal Funds Rate or takes other actions which have the effect of tightening monetary policy that are not anticipated by the market. And finally, there remains uncertainty as to the ultimate impact or outcome of certain regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and restrictions on market-making activities of large U.S. financial institutions could result in reduced liquidity in times of market stress.

As discussed above, investing in mortgage-related securities (including on a leveraged basis) subjects us to many risks including interest rate risk, prepayment and reinvestment risk, credit risk, spread risk, and liquidity risk which are discussed in "Liquidity and Capital Resources" within this Item 2 and in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q as well as in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. Please see these Items for a detailed discussion of these risks and the potential impact on our results of operations and financial condition.

Market Conditions and Recent Activity

Interest rates rose during the first quarter of 2018, ending the quarter near the top of the quarter’s range, as markets adjusted to anticipated tighter monetary policy in 2018. Many market participants believe that recent domestic tax cuts will lead to increased economic activity and higher inflation. In addition, we believe that the increasing supply of U.S. Treasuries is also putting upward pressure on interest rates. As shown in the charts below, short-term rates increased more than long-term rates, resulting in a flattening of the Treasury and swap curves during the first quarter of 2018. Given higher rates and the flatter yield curve relative to our net duration position, our book value per common share declined by 3.7% during the first quarter as the fair value of our investments declined more than the fair value of our hedges increased. Credit spreads had only a modest impact on our book value per common share during the first quarter as tighter spreads in Agency CMBS and CMBS IO mostly offset slightly wider spreads in Agency RMBS.

The chart below shows the highest and lowest rates during the three months ended March 31, 2018 as well as the rates as of March 31, 2018 and December 31, 2017 for the indicated U.S. Treasury securities:

The chart below shows the highest and lowest swap rates during the three months ended March 31, 2018 as well as the swap rates as of March 31, 2018 and December 31, 2017:

Highlights of the First Quarter of 2018

For the first quarter of 2018, we reported a comprehensive loss to common shareholders of $(4.1) million, which was comprised of net income to common shareholders of $41.4 million and other comprehensive loss of $(45.5) million. Net income to common shareholders was comprised mostly of a gain on derivatives instruments, net of $38.4 million, which resulted primarily from an increase in fair value of our derivative instruments due to increasing swap rates. Other comprehensive loss was comprised mostly of declines in the fair value of our AFS investments due to increasing interest rates.

Net interest income of $13.6 million for the first quarter of 2018 was down slightly compared to $14.1 million for the fourth quarter of 2017. Our average interest earning asset balance grew during the first quarter of 2018, which increased our interest income by approximately $1.7 million, but this benefit was more than offset by a decline of $0.6 million in prepayment penalty compensation from CMBS and CMBS IO (as voluntary prepayments on these securities fell quarter to quarter) and an increase of $1.5 million in repurchase agreement financing costs. Drop income from TBA dollar roll positions was $3.7 million for the first quarter, a decline of $0.2 million from the prior quarter, which resulted primarily from having a lower average balance outstanding during the first quarter. Lower net interest income and lower TBA drop income were partially offset by a decline of $0.1 million in net periodic interest costs from interest rate swaps, which was driven primarily by the increase in 3-month LIBOR during the first quarter of 2018. As a result, core net operating income to common shareholders (a non-GAAP measure) declined $0.6 million to $10.2 million, or $0.18 per common share, for the first quarter compared to $10.8 million, or $0.20 per common share, for the fourth quarter of 2017. Please see "Non-GAAP Financial Measures" at the end of this "Executive Overview" for additional important information about non-GAAP measures.
Our overall leverage including TBA dollar roll positions at cost (as if settled) increased slightly to 6.5 times shareholders’ equity as of March 31, 2018 compared to 6.4 times as of December 31, 2017 as we continued to invest our capital principally in 30-year fixed-rate Agency RMBS through the purchase of specified pools and TBA securities. We are focusing on fixed-rate Agency RMBS because their higher liquidity gives us the ability to readjust our risk position more rapidly than other asset classes. Management believes that risk-adjusted returns on fixed-rate Agency RMBS are more favorable than other asset classes, particularly if credit spreads widen in the future.
Management Outlook

We anticipate that economic data globally and in the U.S. will be stable for at least the next several quarters. Underlying fundamentals appear to support continued economic growth and are poised to strengthen in the short-term. The employment picture is favorable, as employment rates continue to rise and consequently, the market is focusing on wage growth. Inflation as measured by most indicators is rising, and it is uncertain how sustainable the current trend will be. Given the positive economic environment and higher inflation, interest rates continued to rise after the end of the first quarter and briefly touched 3.0% on the 10-year U.S. Treasury before falling back to 2.95% at the end of April 2018.

As it relates to investment opportunities, the investment environment in recent years has been dominated by monetary and balance sheet stimulus by central banks, which have significantly reduced market volatility and impacted the level of interest rates, the shape of the yield curve, asset credit spreads, and risk taking by the market in general. Central banks are now beginning to reduce monetary stimulus, led by the Federal Reserve with the European Central Bank poised to follow. We believe that the withdrawal of central bank monetary and balance sheet stimulus, coupled with the impact on U.S. Treasury supply from stimulative fiscal policy (such as tax reform), will precipitate a transition of markets to an investment environment more favorable to the Company and other fixed-income investors over the balance of 2018. We believe this environment will be marked by a steeper yield curve (after a short-period with a flat yield curve) and wider credit spreads, particularly as the Federal Reserve’s purchases of Agency RMBS significantly wane in the second half of 2018. Credit spreads could eventually face corrections as less risky assets reprice or if economic growth slows, or another event occurs that causes markets to revalue credit risk. Without central bank purchases, greater private capital involvement in markets could begin to reflect risks more appropriately, and asset prices could be more volatile as participants adjust. The above factors all point to opportunities to invest capital later in 2018 at long-term accretive returns for Dynex shareholders. A key to our success will be managing effectively through the transition period to this more favorable investment environment.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted interest expense, adjusted net interest income, and the related metrics adjusted cost of funds and adjusted net interest spread. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers, although the Company's presentation of its non-GAAP measures may not be comparable to other similarly-titled measures of other companies. A reconciliation of core net operating income to common shareholders to GAAP net income to common shareholders is presented below, and reconciliations of adjusted interest expense and adjusted net interest income to GAAP financial measures are provided within "Results of Operations".

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance excluding changes in fair value of its investments and derivatives. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest costs, drop income on TBA dollar roll positions, general and administrative expenses, and preferred dividends. Management includes drop income, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, in core net operating income and in adjusted net interest income because TBA dollar roll positions are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes periodic interest costs from its interest rate swaps, which are also included in "gain (loss) on derivatives instruments, net", in adjusted net interest expense, and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including periodic interest costs from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from any instrument used by management to economically hedge the impact of changing interest rates on its portfolio and book value per common share, such as Eurodollar futures and TBA short positions, as applicable. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
($ in thousands, except per share amounts)	March 31, 2018	December 31, 2017
GAAP net income to common shareholders	$41,367	$19,053
Less:
Change in fair value of derivative instruments, net (1)	(34,841)	(9,072)
Loss on sale of investments, net	3,775	902
Accretion of de-designated cash flow hedges (2)	(48)	(48)
Fair value adjustments, net	(29)	(12)
Core net operating income to common shareholders	$10,224	$10,823

Weighted average common shares outstanding	55,871	53,399
Core net operating income per common share	$0.18	$0.20

(1)	Amount represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest costs related to these instruments.

(2)
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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2018.

FINANCIAL CONDITION

Our investment portfolio is comprised mostly of fixed-rate investments, of which over 46% is 30-year Agency RMBS including TBA dollar roll positions as of March 31, 2018. Approximately 42% of our investments are backed by commercial assets, mainly in the multifamily sector, which help to stabilize our duration profile and reduce prepayment risk.The following charts compare our investment portfolio as of March 31, 2018 to December 31, 2017:

(1)	Includes securities pending settlement as of dates indicated.

(2)
Includes long positions in TBAs used for investment purposes at their implied market value as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

The following table provides a summary of the amortized cost and fair value of our AFS portfolio and includes TBA dollar roll positions used for investment purposes as of the dates indicated:

	March 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
RMBS:
Agency RMBS, 30 year fixed-rate (1)	$965,173	$942,805	$903,270	$898,678
TBAs, 30 year fixed-rate (2)	844,941	846,940	829,425	830,908
Agency RMBS - adjustable rate	278,474	272,635	289,304	285,583
Non-Agency RMBS	994	1,007	1,070	1,091
	2,089,582	2,063,387	2,023,069	2,016,260
CMBS and CMBS IO:
Fixed-rate Agency CMBS	$1,015,486	$984,065	$1,134,409	$1,124,351
Non-Agency CMBS	4,098	6,041	22,466	24,764
Agency CMBS IO	358,471	362,085	375,361	380,306
Non-Agency CMBS IO	294,092	296,184	308,472	312,216
	1,672,147	1,648,375	1,840,708	1,841,637

U.S. Treasuries:	$207,083	204,535	148,267	146,530

Total AFS portfolio including TBA dollar roll positions	$3,968,812	$3,916,297	$4,012,044	$4,004,427

(1)	Includes securities pending settlement as of dates indicated.

(2)
Consists of long positions in TBAs used for investment purposes at their implied cost basis and implied market value, respectively, as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

Our investment portfolio as of March 31, 2018 decreased slightly from December 31, 2017 as we slowed our reinvestment of principal payments and sale proceeds. As mentioned in “Executive Overview”, the markets experienced further credit spreads tightening early in the first quarter of 2018. Although the we did redeploy some capital during the quarter, we continue to expect credit spreads to widen in the second half of 2018, which should provide more attractive reinvestment opportunities at better risk-adjusted returns than were available during the first quarter of 2018. The following table details the activity related to our MBS portfolio including TBA dollar roll positions during the three months ended March 31, 2018:

	Agency RMBS		Agency CMBS	CMBS IO (3)	Non-Agency Other (4)	Total
($ in thousands)	30-Year Fixed Rate (1) (2)	Adjustable Rate
Balance as of December 31, 2017	$1,729,586	$285,583	$1,124,351	$692,522	$25,855	$3,857,897
Purchases	93,611	—	—	2,814	—	96,425
Principal payments	(15,237)	(10,343)	(7,494)	—	(18,799)	(51,873)
Sales	—	—	(110,810)	—	—	(110,810)
(Amortization) accretion	(955)	(487)	(619)	(34,085)	356	(35,790)
Change in fair value	(17,260)	(2,118)	(21,363)	(2,982)	(364)	(44,087)
Balance as of March 31, 2018	$1,789,745	$272,635	$984,065	$658,269	$7,048	$3,711,762

(1)	Includes securities pending settlement as of dates indicated.

(2)
Includes long positions in TBAs used for investment purposes at their implied market value as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(3)	Includes Agency and non-Agency issued CMBS IO.

(4)	Includes non-Agency CMBS and RMBS.

We sold certain seasoned Agency CMBS during the first quarter of 2018 and replaced a portion of these assets with U.S. Treasuries early in the first quarter to take advantage of tight spreads. As of March 31, 2018, our investment in U.S. Treasuries was $204.5 million compared to $146.5 million as of December 31, 2017. We view U.S. Treasuries as having less exposure to the impact of widening credit spreads, and we expect to redeploy the capital we have invested in U.S. Treasuries into higher yielding assets opportunistically as credit spreads widen.

RMBS

During the first quarter of 2018, we added investments in specified and non-specified pools of 30-year fixed-rate Agency RMBS with coupons of 4.0% or higher as this sector continues to offer the most attractive risk-adjusted returns in the current rising interest rate environment. The following table provides information on our Agency RMBS investments including securities pending settlement and TBA dollar roll positions as of the dates indicated:

	March 31, 2018
				Weighted Average Based on Par
Coupon	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Average Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$240,229	$241,958	$234,745	$233,300	17	4.7%	6.57
4.0%	688,534	723,215	708,060	280,434	6	5.5%	4.50
TBA 4.0%	725,000	740,691	742,413	n/a	n/a	n/a	4.16
TBA 4.5%	100,000	104,250	104,527	n/a	n/a	n/a	3.42
Total 30-year fixed-rate	$1,753,763	$1,810,114	$1,789,745	$268,243	9	5.3%	4.58

Adjustable-rate:
3.1% (7)	$268,543	$278,474	$272,635	$272,737	77	11.0%	2.21

Total Agency RMBS (including TBA dollar roll positions)	$2,022,306	$2,088,588	$2,062,380	$269,251	24	6.6%	4.27

	December 31, 2017
				Weighted Average Based on Par
Coupon	Par	Amortized Cost/Implied Cost Basis (1)(3)	Fair Value (2)(3)	Average Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$244,374	$246,155	$244,818	$233,584	13	5.0%	6.30
4.0%	623,293	657,114	653,860	274,965	4	4.0%	3.91
TBA 4.0%	795,000	829,425	830,908	n/a	n/a	n/a	2.95
Total 30-year fixed-rate	$1,662,667	$1,732,694	$1,729,586	$263,310	6	4.3%	3.80

Adjustable-rate:
3.1% (7)	$278,886	$289,305	$285,583	$271,516	74	16.0%	2.28

Total Agency RMBS (including TBA dollar roll positions)	$1,941,553	$2,021,999	$2,015,169	$265,306	23	7.1%	3.58

(1)	Implied cost basis of TBA dollar roll positions represents the forward price to be paid for the underlying Agency MBS as if settled.

(2)	Fair value of TBA dollar roll positions is the implied market value of the underlying Agency security as of the end of the period if settled.

(3)
The net carrying value of TBA dollar roll positions, which is the difference between their implied market value and implied cost basis, was $1.5 million as of March 31, 2018 and is included on the consolidated balance sheet within “derivative assets”.

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

CMBS

During the first quarter of 2018, we sold $110.8 million of seasoned Agency CMBS, and we are continuing to seek opportunities to divest our more seasoned assets in this sector as we find attractive bids. Currently, tighter credit spreads and rising costs of repurchase agreement financing are limiting the supply of Agency CMBS available in the market that meet our threshold for acceptable risk/return. Though we expect to reinvest in higher credit Agency CMBS when credit spreads widen, we do not anticipate reinvesting in non-Agency CMBS in the near term because we believe the higher cost of leveraging these assets offsets any benefit from wider credit spreads.

Because Agency CMBS are guaranteed by the GSEs with respect to return of principal, our credit exposure is limited to any unamortized premium remaining on those securities. Because non-Agency CMBS are not guaranteed, our entire investment is exposed to credit losses from the underlying loans collateralizing the CMBS. The amortized cost of our non-Agency CMBS as of March 31, 2018 declined to $4.1 million compared to $22.5 million as of December 31, 2017 due to significant prepayment activity during the first quarter of 2018. The majority of non-Agency CMBS remaining as of March 31, 2018 is comprised of securities collateralized by loans we originated prior to 2000. The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of the dates indicated by year of origination:

	March 31, 2018			December 31, 2017
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$29,987	$27,121	42	$34,065	$31,026	41
2009 to 2012	86,362	88,750	29	106,619	109,234	27
2013 to 2014	19,913	20,260	79	20,237	20,600	82
2015	355,354	357,761	105	468,296	469,657	103
2016	238,995	240,633	107	239,139	240,831	110
2017	281,738	285,059	115	282,112	285,527	118
	$1,012,349	$1,019,584	99	$1,150,468	$1,156,875	99

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

CMBS IO

As of March 31, 2018, our CMBS IO investments comprised approximately 17% of our total portfolio. We do not expect to acquire additional CMBS IO in the near term until more attractive spreads become available. While we remain committed to holding our highest yielding positions in these investments, we expect to cull our lowest yielding positions as we find attractive bids in the market.

Income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools. Our return on these investments may be negatively impacted by any change in scheduled cash flows such as modifications of the mortgage loans or involuntary prepayments including defaults, foreclosures, and liquidations on or of the underlying mortgage loans prior to its contractual maturity date. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, to address changes in market fundamentals and the composition of mortgage loans collateralizing an investment, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of March 31, 2018 by year of origination:

	March 31, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010	$5,693	$5,768	12	$6,421	$6,554	13
2011	23,516	24,482	17	25,652	26,720	18
2012	65,490	66,532	21	71,615	72,913	22
2013	97,826	97,907	26	103,730	104,568	28
2014	162,579	163,613	33	171,285	173,043	34
2015	164,138	165,853	39	170,663	172,974	40
2016	80,265	80,758	45	82,698	83,444	47
2017	50,415	50,724	52	51,769	52,306	53
2018	2,641	2,632	76	—	—	—
	$652,563	$658,269	35	$683,833	$692,522	36
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

There have been no material changes to the characteristics or geographic distribution of collateral underlying our CMBS IO securities since December 31, 2017.

Derivative Assets and Liabilities

We regularly monitor and adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio, shifts in the yield curve, and our expectations with respect to the future path of interest rates and interest rate volatility. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q for more information.

Interest rate swaps and Eurodollar futures. As of March 31, 2018, we used interest rate swaps and Eurodollar futures to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. The following graphs present the effective notional balance outstanding and weighted average net pay-fixed rate for our interest rate swaps and Eurodollar futures for the periods indicated:

During the three months ended March 31, 2018, we added interest rate swaps with a combined notional balance of $0.4 billion at a weighted average net pay-fixed rate of 2.84% which replaced interest rate swaps with a notional balance of $1.3 billion and a weighted average rate of 1.27% that matured early in the quarter.During the three months ended March 31, 2018, we also terminated interest rate swaps with a notional balance of $0.1 billion and a weighted average net pay-fixed rate of 2.92%, realizing a loss of $(0.5) million.
As of March 31, 2018, we held Eurodollar futures with an aggregate notional balance of $1.3 billion at a weighted average rate of 1.82% which mature in June and September 2018. The Eurodollar futures aggregate notional balance represents the total notional balance of 3-month contracts. The maximum notional balance outstanding for any future 3-month period did not exceed $650 million as of March 31, 2018. We realized a gain of $0.9 million during the first quarter of 2018 for Eurodollar futures with a notional balance of $0.7 billion and a weighted average rate of 1.67% that matured late in the first quarter.

TBAs. We hold long positions in TBA securities which are accounted for as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS or the individual TBA transaction will not settle in the shortest time period possible. Please refer to “RMBS” above in this section of Part I, Item 2 for additional information about long positions in TBAs, or TBA dollar roll positions, which are used as a means of investing in and financing fixed-rate Agency RMBS. We may also periodically enter into short positions in TBAs to partially hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. We did not hold any short positions in TBA securities as of March 31, 2018. As of December 31, 2017, we held one TBA short position with a coupon of 3.5% and an implied cost basis (if settled) of $(153.8) million, which is included in our derivative liabilities at that date at its net carrying value of $(0.3) million.

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
A	—	—	—	$18,212	$18,212	$15,508
Below A/Not Rated		—	—	6,552	—	—
	$—	$—	$—	$24,764	$18,212	$15,508

Non-Agency CMBS IO:
AAA	$245,445	$245,439	$206,986	$259,155	$259,151	$218,995
AA	40,511	39,938	33,743	42,486	—	—
A	722	722	620	735	735	641
Below A/Not Rated	9,506	9,506	8,133	9,840	51,685	44,058
	$296,184	$295,605	$249,482	$312,216	$311,571	$263,694

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.

Accumulated Other Comprehensive Loss

We recorded other comprehensive income of $(45.5) million for the three months ended March 31, 2018 related primarily to declines in fair value of our available-for-sale debt securities as a result of increasing interest rates. The following table includes detail of the accumulated gain (loss) position and change in fair value by type of debt security as of and for the periods indicated:

($ in thousands)	As of December 31, 2017	Three Months Ended	As of March 31, 2018
		March 31, 2018
Fixed-rate Agency RMBS	$(4,592)	$(17,776)	$(22,368)
Adjustable-rate Agency RMBS	(3,721)	(2,118)	(5,839)
Non-Agency RMBS	21	(8)	13
Agency CMBS	(10,058)	(21,363)	(31,421)
Non-Agency CMBS	2,298	(355)	1,943
Agency CMBS IO	4,945	(1,331)	3,614
Non-Agency CMBS IO	3,744	(1,652)	2,092
U.S. Treasuries	(1,737)	(811)	(2,548)
De-designated cash flow hedges	403	(48)	355
Total	$(8,697)	$(45,462)	$(54,159)

RESULTS OF OPERATIONS

The discussions below provide information on items on our consolidated statements of comprehensive income. These discussions include both GAAP and non-GAAP financial measures which management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of “Executive Overview” in Item 2 of this Quarterly Report on Form 10-Q for additional important information about these measures.

Interest Income and Asset Yields

The following table summarizes information about our results from our investments during the periods indicated:

	Three Months Ended
	March 31,
	2018			2017
($ in thousands)	Income	Average Balance	Yield	Income	Average Balance	Yield
MBS	$23,883	$2,956,175	3.13%	$22,157	$3,187,108	2.78%
U.S. Treasuries	967	168,508	2.33%	—	—	—%
Mortgage loans held for investment, net	162	15,442	4.05%	185	18,918	3.81%
Total from investments	25,012	3,140,125	3.09%	22,342	3,206,026	2.79%
Cash and cash equivalents	178			77
Total interest income	$25,190			$22,419

The following table presents details on average balances, interest income, and effective yields of MBS for the periods indicated:

	Three Months Ended
	March 31,
	2018		2017
($ in thousands)	Amount	Yield	Amount	Yield
RMBS:
Coupon and scheduled amortization	$8,611	2.90%	$5,729	1.93%
Prepayment adjustments (1)	99	0.01%	(1,153)	(0.10)%
	$8,710	2.91%	$4,576	1.83%
Average balance	$1,186,946		$1,188,616

CMBS:
Coupon and scheduled amortization	$8,030	2.92%	$9,196	2.96%
Prepayment adjustments (1)	202	0.02%	64	0.01%
	$8,232	2.94%	$9,260	2.97%
Average balance	$1,099,803		$1,240,857

CMBS IO:
Coupon and scheduled amortization	$6,251	3.74%	$7,224	3.81%
Prepayment adjustments (1)	690	0.10%	1,097	0.14%
	$6,941	3.84%	$8,321	3.96%
Average balance	$669,426		$757,635

Total MBS interest income and effective yield:	$23,883	3.13%	$22,157	2.78%

Total average balance:	$2,956,175		$3,187,108

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and prepayment compensation, net of amortization for CMBS and CMBS IO.

Interest income and effective yields on our total MBS portfolio for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017 primarily due to the shift in our portfolio to 30-year fixed-rate Agency RMBS which have higher yields and lower premium amortization than the adjustable-rate Agency RMBS held in our portfolio during the first quarter of 2017. The following table presents the estimated impact of changes in average balances, yields, and prepayment adjustments on interest income by type of MBS for the periods indicated:

	Three Months Ended
	March 31, 2018 Compared to March 31, 2017
	Increase (Decrease) in Interest Income	Due to Change In
($ in thousands)		Average Balance	Coupon and Scheduled Amortization	Prepayment Adjustments (1)
RMBS	$4,134	$2,852	$30	$1,252
CMBS	(1,028)	(1,207)	41	138
CMBS IO	(1,380)	(862)	(111)	(407)
Total	$1,726	$783	$(40)	$983

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for RMBS and prepayment compensation, net of amortization for CMBS and CMBS IO.

In addition to interest income from MBS for the three months ended March 31, 2018, our investments in U.S. Treasuries earned $1.0 million, yielding 2.33% on an average balance of $168.5 million outstanding during the quarter. These highly liquid securities allow us a low cost method of earning a return on available cash without increasing spread risk while monitoring the availability of higher yielding MBS with attractive risk/return profiles. We did not own any U.S. Treasuries during the first quarter of 2017.

Interest Expense and Cost of Funds

The following table summarizes the components of interest expense as well as average balances and cost of funds for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2018	2017
Interest expense on repurchase agreement borrowings	$11,614	$7,596
Accretion of de-designated cash flow hedges (1)	(48)	(99)
Non-recourse collateralized financing	29	22
Total interest expense	$11,595	$7,519

Average balance of repurchase agreements	$2,645,714	$2,843,733
Average balance of non-recourse collateralized financing	5,387	6,359
Average balance of borrowings	$2,651,101	$2,850,092
Cost of funds (2)	1.75%	1.06%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP which represents the accretion of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 related to derivatives for which we discontinued cash flow hedge accounting.

(2)	Cost of funds is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.

The following table presents the estimated impact of the change in average balances and borrowing rates of repurchase agreements and other differences in interest expense for the comparative periods presented:

Three Months Ended
($ in thousands)	March 31, 2018 Compared to March 31, 2017
Change in borrowing rates on repurchase agreements	$4,547
Change in average balance of repurchase agreements	(529)
Increase in accretion of de-designated cash flow hedges	51
Decrease in non-recourse collateralized financing	7
Total increase in interest expense	$4,076

Interest expense increased for the three months ended March 31, 2018 compared to the same period in 2017 due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based primarily on one-month LIBOR which has increased approximately 90 basis points from March 31, 2017 to March 31, 2018.

Adjusted Interest Expense

Because we use interest rate swaps to economically hedge a portion of the impact of increasing short-term interest rates on our repurchase agreement financing costs, management considers net periodic interest costs from interest rate swaps to be an additional cost of financing investments. As such, management uses the non-GAAP financial measure “adjusted interest expense” which includes the net periodic interest costs of our effective interest rate swaps excluded from GAAP interest expense. Please read the section "Non-GAAP Financial Measures" at the end of "Executive Overview" in Part 1, Item 2 of this Quarterly Report on Form 10-Q for additional important information about this non-GAAP financial measure. The table below presents the reconciliation of GAAP interest expense and cost of funds to adjusted interest expense and adjusted cost of funds for the periods indicated:

	Three Months Ended
	March 31,
	2018		2017
($ in thousands)	Amount	Rate	Amount	Rate
Interest expense/cost of funds	$11,595	1.75%	$7,519	1.06%
Less: accretion of de-designated cash flow hedges (1)	48	0.01%	99	0.01%
Add: net periodic interest costs of interest rate swaps	220	0.03%	615	0.09%
Adjusted interest expense/adjusted cost of funds	$11,863	1.79%	$8,233	1.16%

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP which represents the accretion of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 related to derivatives for which we discontinued cash flow hedge accounting.

Adjusted interest expense for the three months ended March 31, 2018 increased to $11.9 million compared to $8.2 million for the three months ended December 31, 2016 primarily because of higher borrowing rates on our repurchase agreements as mentioned previously.

Net Interest Income and Net Interest Spread

The tables below present net interest income and net interest spread for our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	March 31,
	2018		2017
($ in thousands)	Amount	Yield	Amount	Yield
Interest income	$25,190	3.09%	$22,419	2.79%
Interest expense	11,595	1.75%	7,519	1.06%
Net interest income/spread	13,595	1.34%	14,900	1.73%

Average interest earning assets	$3,140,125		$3,206,026
Average balance of borrowings	$2,651,101		$2,850,092

Net interest income and net interest spread declined due to higher borrowing costs during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Higher borrowings costs were partially mitigated by an increase in interest income for the three months ended March 31, 2018 compared to the same period in 2017, which primarily resulted from the shift in our investments from lower yielding adjustable-rate RMBS to higher yielding fixed-rate MBS during the past twelve months. Please refer to “Interest Income and Effective Yields” and “Interest Expense and Cost of Funds” for additional information.

Adjusted Net Interest Income

Drop income from TBA dollar roll positions and net periodic interest costs from interest rate swaps effective during the period are included in "gain on derivatives instruments, net" on the Company's consolidated statements of comprehensive income. Drop income is the difference in price between the near settling TBA contract and the price for the same contract with a later settlement date. Management believes drop income represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also views net periodic interest costs from interest rate swaps used to hedge interest rate risk as an additional cost of using repurchase agreements to finance its investments. As such, management includes drop income from TBA dollar roll positions and net periodic interest costs from interest rate swaps in a non-GAAP financial measure “adjusted net interest income”. Please read the section “Non-GAAP Financial Measures” for additional important information about this non-GAAP financial measure. The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2018	2017
Net interest income	$13,595	$14,900
Add: TBA drop income	3,733	—
Add: net periodic interest costs of interest rate swaps	(220)	(615)
Less: accretion of de-designated hedges (1)	(48)	(99)
Adjusted net interest income	$17,060	$14,186

(1)
Amount recorded as a portion of "interest expense" in accordance with GAAP which represents the accretion of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 related to derivatives for which we discontinued cash flow hedge accounting.

    Adjusted net interest income for the three months ended March 31, 2018 increased $2.9 million compared to the three months ended March 31, 2017 due primarily to $3.7 million in drop income from TBA dollar roll positions which we did not invest in during the first quarter of 2017. In addition, as discussed below, net periodic interest costs from interest rate swaps for the first quarter of 2018 declined $0.4 million compared to first quarter of 2017.

Gain on Derivative Instruments, Net

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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended
	March 31, 2018
($ in thousands)	2018	2017
Interest rate derivatives:
Interest rate swaps:
Net periodic interest costs	$(220)	$(615)
Change in fair value (1)	48,463	790
Total interest rate swap gains, net	48,243	175
Eurodollar futures:
Change in fair value (1)	1,905	—
TBA short positions (economic hedges):
Change in fair value (2)	293	—
Total interest rate derivative gains (losses), net	50,441	175

TBA dollar roll positions:
TBA drop income	3,733	—
Change in fair value (2)	(15,820)	—
Total TBA dollar roll gains (losses), net	(12,087)	—

Total gain on derivative instruments, net	$38,354	$175

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

Gain on derivative instruments, net for the three months ended March 31, 2018 included $(0.5) million of realized losses on terminated interest rate swaps with a notional balance of $100.0 million, $12.6 million of realized losses on TBA dollar roll positions, and $0.9 million of realized gains resulting from $650.0 million of Eurodollar futures with a rate of 1.67% that matured during the first quarter of 2018. The decline in fair value of TBAs of $(15.8) million was driven primarily by the increase in interest rates during the first quarter.

Our net periodic interest costs for effective interest rate swaps was $0.4 million lower during the three months ended March 31, 2018 compared to the same period in 2017 because the difference between the weighted average net pay-fixed and weighted average net receive-variable rates were lower for the first quarter of 2018 compared to first quarter of 2017. The floating rate we receive on the majority of our pay-fixed interest rate swaps is based on 3-month LIBOR which averaged approximately 1.93% for the three months ended March 31, 2018 compared to 1.03% for the same period in 2017. The following table provides details on the effective interest rate swaps outstanding during the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2018	2017
Average pay-fixed notional balance, net of receive-fixed	$3,290,556	$1,292,167
Weighted average net pay-fixed rate	1.66%	1.16%
Weighted average net receive-variable rate	1.64%	0.97%

As mentioned in “Financial Condition” of Part I, Item 2 of this Quarterly Report on Form 10-Q, we hold long positions in TBA securities which management views as economically equivalent to investing in and financing Agency RMBS using short-term repurchase agreements. We execute a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. A portion of the total change in fair value of TBAs is referred to by management as “drop income (loss)” and is calculated as the difference in price between the TBA security purchased for a forward settlement month and the price of a TBA security sold for settlement in the current month times its notional amount.

We may also periodically enter into short positions in TBAs to hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. Unlike long positions in TBAs in which we execute dollar roll transactions, we do not simultaneously enter into an identical TBA short position with a later settlement date when we pair off initial short positions. Therefore, short positions in TBAs used as economic hedges do not generate drop income (loss). We did not have any short positions in TBAs used as economic hedges as of March 31, 2018.

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	March 31,
	2018		2017
($ in thousands)	Amortized cost basis sold	Loss on sale of investments, net	Amortized cost basis sold	Loss on sale of investments, net
Agency RMBS	$—	$—	$58,872	$(1,708)
Agency CMBS	110,810	(2,052)	—	—
U.S. Treasuries	48,221	(1,723)	—	—
	$159,031	$(3,775)	$58,872	$(1,708)

General and Administrative Expenses

General and administrative expenses decreased to $(3.6) million for the three months ended March 31, 2018 compared to $(4.3) million for the three months ended March 31, 2017. We incurred higher legal and litigation expenses as well as higher compensation and benefits expenses related to bonus accrual adjustments during the first quarter of 2017 compared to the first quarter of 2018.

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

Our liquid assets fluctuate based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). We measure, manage, and forecast our liquidity on a daily basis. Our most liquid assets include unrestricted cash and cash equivalents, U.S. Treasuries and unencumbered Agency RMBS, CMBS, and CMBS IO. As of March 31, 2018, our most liquid assets were $263.0 million compared to $283.9 million as of December 31, 2017.

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

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. Including our TBA dollar roll positions at cost (if settled), which was $844.9 million as of March 31, 2018, our leverage was 6.5 times shareholders’ equity. It is possible under certain market conditions that it may be uneconomical for us to roll our TBA dollar roll positions into future months, which may result in us having to take physical delivery of the underlying securities. Because under those circumstances we would have to fund our total purchase commitment with cash or other financing sources, which may impact our liquidity position, management includes our TBA dollar roll positions at cost (if settled) in evaluating the Company’s leverage.

The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA dollar roll positions for the periods indicated:

	Repurchase Agreements			TBA Dollar Roll Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
March 31, 2018	$2,613,892	$2,645,714	$2,716,729	$844,941	$863,615
December 31, 2017	2,565,902	2,557,573	2,677,894	829,425	928,329
September 30, 2017	2,519,230	2,616,250	2,801,418	683,813	745,270
June 30, 2017	2,540,759	2,753,019	2,826,005	416,312	305,720
March 31, 2017	2,825,945	2,843,733	2,913,617	—	—

(1)
Balance outstanding as of quarter end and average balance outstanding for the quarter ended includes TBA dollar roll positions as reported at cost (as if settled). Does not include short TBA positions used to hedge interest rate risk exposure from fixed-rate Agency RMBS in applicable periods.

Depending on our liquidity levels, investment opportunities, the condition of the credit markets, and other factors, we may from time to time consider the issuance of debt, equity, or other securities. We may also sell investments in order to provide additional liquidity for our operations. While we will attempt to avoid dilutive or otherwise costly issuances, depending on market conditions and in order to manage our liquidity, we could be forced to issue equity or debt securities which may be dilutive to our capital base or our profitability.

Repurchase Agreements

 Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of March 31, 2018, we had repurchase agreement borrowings outstanding with 16 of our 34 available repurchase agreement counterparties at a weighted average borrowing rate of 1.92% compared to 1.67% as of December 31, 2017. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” (and which we also refer to as equity at risk) and is intended to provide the lender some protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. The majority of the collateral pledged to our repurchase agreement counterparties is MBS, the fair value of which fluctuates depending on market conditions. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as “margin calls”. Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, values in Agency RMBS will also decline from the payment delay feature of those securities. Agency RMBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency RMBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac. Because these securities are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments and interest 20 to 40 days later.

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

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Agency CMBS and RMBS	4.8%	4.9%	5.0%	5.0%	5.0%
Non-Agency CMBS and RMBS	—%	15.0%	15.0%	18.0%	15.8%
CMBS IO	13.7%	14.6%	15.0%	15.0%	15.3%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. Please refer to Note 3 for information regarding counterparties with whom we have the greatest amount of equity at risk as of March 31, 2018.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	March 31, 2018		December 31, 2017
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,749,522	$1,899,680	$1,551,758	$1,700,582
Asia	418,138	440,063	489,376	515,593
Europe	446,232	464,026	524,768	548,924
	$2,613,892	$2,803,769	$2,565,902	$2,765,099

Certain of our repurchase agreement counterparties require us to comply with various operating and financial covenants. The financial covenants include, among other things, requirements that we maintain minimum shareholders' equity (usually a set minimum, or a percentage of the highest amount of shareholders' equity since the date of the agreement), limits on maximum decline in shareholders' equity (expressed as a percentage decline in any given period), and limits on maximum leverage (as a multiple of shareholders' equity). Operating requirements include, among other things, requirements to maintain our status as a REIT and to maintain our listing on the NYSE. Violations of one or more of these covenants could result in the lender declaring an event of default which would result in the termination of the repurchase agreement and immediate acceleration of amounts due thereunder. In addition, some of the agreements contain cross default features, whereby default with one lender simultaneously causes default under agreements with other lenders. Violations could also restrict us from paying dividends or engaging in other transactions that are necessary for us to maintain our REIT status.

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility.

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. In addition, counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives, and vice versa as interest rates increase. As of March 31, 2018, we had cash of $58.3 million posted as collateral under these agreements.

As of March 31, 2018, approximately $160 million of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above. Currently, we do not believe we are subject to any covenants that materially restrict our hedging flexibility.
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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of $89.8 million as of March 31, 2018. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2018	$20,788
2019	17,155
2020	7,162
2021 - 2028	5,102
$50,207

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Approximately 100% of our common stock dividends declared during the three months ended March 31, 2018 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of March 31, 2018:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,664,164	$2,664,164	$—	$—	$—
Non-recourse collateralized financing (2)	5,362	1,233	2,240	1,223	666
Operating lease obligations	438	107	331	—	—
Total	$2,669,964	$2,665,504	$2,571	$1,223	$666
(1) Includes estimated interest payments calculated using interest rates in effect as of March 31, 2018.
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

Other Matters

As of March 31, 2018, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the three months ended March 31, 2018 that are expected to have a material impact on the Company’s financial condition or results of operations.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to statements about:

•	Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations;

•	Our views on conditions in the investment, credit, and derivatives markets;

•
Our views on the effect of actual or proposed actions of the U.S. Federal Reserve, the FOMC, or other central banks with respect to monetary policy (including the targeted Federal Funds Rate), and the potential impact of these actions on interest rates, inflation or unemployment;

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

•	Market, industry and economic trends, and how these trends and related economic data may impact the behavior of market participants and financial regulators; and

•	Market interest rates and market spreads.

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

As of March 31, 2018, we had a positive net duration gap in our investment portfolio, which means our liabilities mature or reset sooner than our investments, and we had not fully hedged this difference. Therefore, increases in interest rates, particularly rapid increases, will negatively impact the market value of our investments, thereby reducing our book value. The table below shows the projected sensitivity of our net interest income and net periodic interest costs on our interest rate swaps; the projected sensitivity of the market value of our investments and derivative instruments (including TBA securities); and the percentage change in shareholders’ equity as they existed as of the dates indicated based on an instantaneous parallel shift in market interest rates as set forth in the table below. In light of the low interest rate environment at March 31, 2018, the only declining rate scenario that we present is a downward shift of 50 basis points.

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

	March 31, 2018			December 31, 2017
	Percentage Change in			Percentage Change in
Parallel Shift in Interest Rates	Market Value of Investments (1)	Shareholders’ Equity	Net Interest Income and Net Periodic Interest Costs (2)	Market Value of Investments (1)	Shareholders’ Equity	Net Interest Income and Net Periodic Interest Costs (2)
+100	(1.5)%	(8.4)%	(6.5)%	(1.7)%	(10.0)%	(8.1)%
+50	(0.6)%	(3.3)%	(2.9)%	(0.7)%	(4.0)%	(3.2)%
-50	0.2%	1.0%	1.2%	0.3%	1.8%	0.7%

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

During the first quarter of 2018, we increased the net duration of our interest rate swaps in order to reduce our exposure to the impact of higher interest rates on shareholders’ equity, net interest income, and net periodic interest costs as shown in the table above. The weighted-average remaining life of our interest rate swaps was 4.5 years as of March 31, 2018 compared to 3.1 years as of December 31, 2017.
Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the percentage change in projected market value of our investment portfolio net of derivative instruments for instantaneous changes in the shape of the U.S. Treasury (“UST”) curve (with similar changes to the interest rate swap curves) as of the dates indicated:

		March 31, 2018		December 31, 2017
Basis Point Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+25	+50	(0.3)%	(1.9)%	(0.5)%	(3.0)%
+25	+0	(0.2)%	(1.1)%	(0.2)%	(0.9)%
+50	+25	(0.4)%	(2.5)%	(0.5)%	(2.8)%
+50	+100	(1.0)%	(5.6)%	(1.3)%	(7.7)%
-10	-50	(0.1)%	(0.6)%	0.1%	0.8%

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

The table below is an estimate of the percentage change in projected market value of our investments (including TBA securities) given the indicated change in market spreads as of the dates indicated:

Basis Point Change in Market Spreads	Percentage Change in Projected Market Value of Investments
	March 31, 2018	December 31, 2017
+50	(3.2)%	(3.1)%
+25	(1.2)%	(1.1)%
-25	1.9%	1.6%
-50	3.7%	3.2%

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

($ in thousands)	March 31, 2018	December 31, 2017
Fannie Mae	$9,799	$10,419
Freddie Mac	352,286	369,886
Non-Agency CMBS IO	296,184	312,216
	$658,269	$692,521

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

We are also subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets or TBA securities. If we are unable to find suitable reinvestment opportunities or if yields on assets in which we reinvest are lower than yields on existing assets, our results and cash flows could be negatively impacted. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain capital or pay dividends to return capital to shareholders rather than reinvest capital, or if we invest capital in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of income generated by our investment portfolio will likely decline.

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

We are exposed to credit risk on our non-Agency securities and we attempt to mitigate our credit risk through asset selection and by purchasing higher quality non-Agency MBS. Our non-Agency MBS are typically investment grade rated securities which we believe will have strong credit performance. We do not currently seek to purchase heavily discounted, credit sensitive MBS. The majority of our non-Agency securities are CMBS and CMBS IO and the return we earn on these securities is dependent on the credit performance of the underlying commercial loans. In particular, since investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, returns generally are more negatively impacted by liquidations of loans in the underlying loan pool. Please refer to “Financial Condition-Repurchase Agreements” within Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding the credit ratings on our non-Agency MBS.

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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On May 7, 2018, the litigation pending in the United States District Court for the Northern District of Texas against the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Suit”), was dismissed. Plaintiffs alleged, among other things, fraudulent transfer of DCI assets to the Company and that DCI and the Company were a single enterprise. The Court found that Plaintiffs’ allegations as it relates to the single enterprise claims were conclusory and merely support a legal conclusion without alleging particular supporting facts. The Court also found that Plaintiffs’ allegations as it relates to fraudulent transfers did not sufficiently allege facts to enable the Court to draw reasonable inference that the Company or DCI acted with constructive or actual fraudulent intent. The Court has granted Plaintiffs 28 days to file an amended complaint.

The Company believes that the Suit against it is baseless and without merit and, if Plaintiffs file an amended complaint, intends to continue to defend itself vigorously in this action. The Company believes, based upon information currently available, that the Suit will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. The outcome, however, of any legal proceeding, including the Suit, cannot be predicted with certainty. As such, no assurances can be given that the Company will be successful in its defense of this action on the merits or otherwise. If the Company is not successful in its defense efforts, the resolution of this matter could have a material adverse effect on the Company’s consolidated financial statements as a whole in a given future reporting period.

Other than as described above, to the Company’s knowledge, there are no threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial condition. The garnishment action related to DCI, discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, is ongoing.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has been authorized by its Board of Directors to repurchase up to $40 million of its outstanding shares of common stock through December 31, 2018. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. During the three months ended March 31, 2018, the Company did not repurchase any shares of common stock under this repurchase authorization.

The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1, 2018 - January 31, 2018	—	$—	—	$8,518
February 1, 2018 - February 28, 2018	57,135	—	—	8,518
March 1, 2018 - March 31, 2018	—	$—	—	8,518
Total	57,135	$—	—

(1)
These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the $40 million repurchase plan authorized by the Company's Board of Directors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, effective as of March 12, 2018 (filed herewith).
10.28
Dynex Capital, Inc. Executive Incentive Plan (as amended February 22, 2018) (incorporated herein by reference to Exhibit 10.28 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2017).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 8, 2018	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	May 8, 2018	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)