Form 10-Q
period 2018-06-30
DYNEX CAPITAL INC
filed 2018-08-07
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Yes           ☐           No           ☒

On July 31, 2018, the registrant had 57,512,234 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments in securities, at fair value:
Mortgage-backed securities (including pledged of $2,645,293 and $2,640,884 respectively)	$2,759,894	$3,026,989
U.S. Treasuries (including pledged of $57,923 and $124,215, respectively)	57,923	146,530

Mortgage loans held for investment, net	13,628	15,738
Cash and cash equivalents	165,126	40,867
Restricted cash	52,832	46,333
Derivative assets	7,642	2,940
Receivable for securities sold	277	—
Principal receivable on investments	45	165
Accrued interest receivable	19,326	19,819
Other assets, net	6,084	6,397
Total assets	$3,082,777	$3,305,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,514,984	$2,565,902
Payable for unsettled securities	529	156,899
Non-recourse collateralized financing	4,393	5,520
Derivative liabilities	—	269
Accrued interest payable	5,469	3,734
Accrued dividends payable	12,727	12,526
Other liabilities	2,441	3,870
Total liabilities	2,540,543	2,748,720

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 5,908,999 and 5,888,680 shares issued and outstanding, respectively ($147,725 and $147,217 aggregate liquidation preference, respectively)	$141,788	$141,294
Common stock, par value $.01 per share, 200,000,000 shares authorized; 56,906,200 and 55,831,549 shares issued and outstanding, respectively	569	558
Additional paid-in capital	782,011	775,873
Accumulated other comprehensive loss	(63,919)	(8,697)
Accumulated deficit	(318,215)	(351,970)
Total shareholders’ equity	542,234	557,058
Total liabilities and shareholders’ equity	$3,082,777	$3,305,778
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income	$25,922	$24,856	$51,112	$47,275
Interest expense	14,175	8,714	25,770	16,233
Net interest income	11,747	16,142	25,342	31,042

Gain (loss) on derivative instruments, net	20,667	(15,802)	59,021	(15,627)
Loss on sale of investments, net	(12,444)	(3,709)	(16,219)	(5,417)
Fair value adjustments, net	27	30	56	40
Other (expense) income, net	(339)	4	(592)	(42)
General and administrative expenses:
Compensation and benefits	(1,751)	(2,041)	(3,713)	(4,286)
Other general and administrative	(2,255)	(2,056)	(3,936)	(4,091)
Net income (loss)	15,652	(7,432)	59,959	1,619
Preferred stock dividends	(2,942)	(2,641)	(5,882)	(5,077)
Net income (loss) to common shareholders	$12,710	$(10,073)	$54,077	$(3,458)

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(22,156)	$8,739	$(71,345)	$27,107
Reclassification adjustment for loss on sale of investments, net	12,444	3,709	16,219	5,417
Reclassification adjustment for de-designated cash flow hedges	(48)	(73)	(96)	(172)
Total other comprehensive (loss) income	(9,760)	12,375	(55,222)	32,352
Comprehensive income (loss) to common shareholders	$2,950	$2,302	$(1,145)	$28,894

Net income (loss) per common share-basic and diluted	$0.23	$(0.20)	$0.96	$(0.07)
Weighted average common shares-basic and diluted	56,295	49,218	56,084	49,197
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	5,888,680	$141,294	55,831,549	$558	$775,873	$(8,697)	$(351,970)	$557,058
Stock issuance	20,319	494	918,629	10	5,904	—	—	6,408
Restricted stock granted, net of amortization	—	—	213,157	2	627	—	—	629
Adjustments for tax withholding on share-based compensation	—	—	(57,135)	(1)	(363)	—	—	(364)
Stock issuance costs	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	59,959	59,959
Dividends on preferred stock	—	—	—	—	—	—	(5,882)	(5,882)
Dividends on common stock	—	—	—	—	—	—	(20,322)	(20,322)
Other comprehensive loss	—	—	—	—	—	(55,222)	—	(55,222)
Balance as of June 30, 2018	5,908,999	$141,788	56,906,200	$569	$782,011	$(63,919)	$(318,215)	$542,234
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income	$59,959	$1,619
Adjustments to reconcile net income to cash provided by operating activities:
Decrease in accrued interest receivable	493	1,101
Increase (decrease) in accrued interest payable	1,735	(1,633)
(Gain) loss on derivative instruments, net	(59,021)	15,627
Loss on sale of investments, net	16,219	5,417
Fair value adjustments, net	(56)	(40)
Amortization of investment premiums, net	74,136	81,188
Other amortization and depreciation, net	625	682
Stock-based compensation expense	629	1,179
Change in other assets and liabilities, net	(1,744)	(2,120)
Net cash and cash equivalents provided by operating activities	92,975	103,020
Investing activities:
Purchase of investments	(567,704)	(282,943)
Principal payments received on investments	95,452	183,636
Proceeds from sales of investments	525,973	399,483
Principal payments received on mortgage loans held for investment, net	2,101	1,876
Net receipts on derivatives, including terminations	54,050	7,405
Other investing activities	(68)	(212)
Net cash and cash equivalents provided by investing activities	109,804	309,245
Financing activities:
Borrowings under repurchase agreements	54,577,482	39,007,126
Repayments of repurchase agreement borrowings	(54,628,400)	(39,365,319)
Principal payments on non-recourse collateralized financing	(1,144)	(557)
Proceeds from issuance of preferred stock	494	18,212
Proceeds from issuance of common stock	5,914	139
Cash paid for stock issuance costs	—	(52)
Payments related to tax withholding for stock-based compensation	(364)	(521)
Dividends paid	(26,003)	(23,942)
Net cash and cash equivalents used in financing activities	(72,021)	(364,914)

Net increase in cash, cash equivalents, and restricted cash	130,758	47,351
Cash, cash equivalents, and restricted cash at beginning of period	87,200	98,889
Cash, cash equivalents, and restricted cash at end of period	$217,958	$146,240
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$24,114	$18,029
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2018. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Net Income Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three or six months ended June 30, 2018 or June 30, 2017.

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

The Company has adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. Because this ASU is to be applied retrospectively to each period presented, “net cash and cash equivalents used in financing activities” on the Company’s consolidated statement of cash flows for the six months ended June 30, 2017 now omits the change in restricted cash as previously reported for that period, and that change is now included within “net increase in cash, cash equivalents, and restricted cash” in order to conform to the current period’s presentation.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of June 30, 2018 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the six months ended June 30, 2018:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

June 30, 2018
Cash and cash equivalents	$165,126
Restricted cash	52,832
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$217,958

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

Derivative Instruments

The Company’s derivative instruments include interest rate swaps, Eurodollar futures, options on U.S. Treasury futures, and forward contracts for the purchase or sale of non-specified Agency RMBS, commonly referred to as “TBA securities” or “TBA contracts”. Derivative instruments are accounted for at the fair value of their unit of account. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company’s consolidated balance sheet. All periodic interest costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income. Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

The Company’s interest rate swap agreements are privately negotiated in the over-the-counter (“OTC”) market and the majority of these agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”) with the rest being subject to bilateral agreements between the Company and the swap counterparty. The Company’s CME cleared swaps require that the Company post initial margin as determined by the CME, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. Beginning in January 2017, as a result of a change in the CME’s rulebook, the exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The carrying value of derivative instruments on the Company’s consolidated balance sheets is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Share-Based Compensation

Pursuant to the Company’s 2018 Stock and Incentive Plan (“2018 Plan”), the Company may grant share-based compensation to eligible employees, non-employee directors or consultants or advisors to the Company, including restricted stock awards, stock options, stock appreciation rights, performance units, restricted stock units, and performance cash awards. The Company’s restricted stock currently issued and outstanding may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders’ equity. The requisite service period is the period during which a participant is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company’s restricted stock awards have performance based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock issued to its employees, officers, and directors.

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

NOTE 2 – INVESTMENTS IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type as of the dates indicated:

	June 30, 2018
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,161,063	$41,778	$1,202,841	$886	$(29,114)	$1,174,613	3.79%
Non-Agency	952	—	952	28	(20)	960	6.75%
	1,162,015	41,778	1,203,793	914	(29,134)	1,175,573
CMBS:
Agency	998,502	10,385	1,008,887	563	(43,926)	965,524	3.05%
Non-Agency	7,322	(3,384)	3,938	1,675	—	5,613	10.83%
	1,005,824	7,001	1,012,825	2,238	(43,926)	971,137
CMBS IO (2):
Agency	—	338,476	338,476	3,611	(594)	341,493	0.61%
Non-Agency	—	268,976	268,976	3,328	(613)	271,691	0.60%
	—	607,452	607,452	6,939	(1,207)	613,184

U.S. Treasuries:	59,000	(1,027)	57,973	—	(50)	57,923	2.50%

Total AFS securities:	$2,226,839	$655,204	$2,882,043	$10,091	$(74,317)	$2,817,817

(1)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $14,084,428 and $10,517,357 respectively, as of June 30, 2018.

	December 31, 2017
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency (2)	$1,146,553	$46,021	$1,192,574	$1,626	$(9,939)	$1,184,261	3.56%
Non-Agency	1,070	—	1,070	41	(20)	1,091	6.75%
	1,147,623	46,021	1,193,644	1,667	(9,959)	1,185,352
CMBS:
Agency	1,123,967	10,442	1,134,409	3,514	(13,572)	1,124,351	3.03%
Non-Agency	26,501	(4,035)	22,466	2,298	—	24,764	5.47%
	1,150,468	6,407	1,156,875	5,812	(13,572)	1,149,115
CMBS IO (3):
Agency	—	375,361	375,361	5,238	(293)	380,306	0.62%
Non-Agency	—	308,472	308,472	4,468	(724)	312,216	0.61%
	—	683,833	683,833	9,706	(1,017)	692,522

U.S. Treasuries:	148,400	(133)	148,267	—	(1,737)	146,530	2.13%

Total AFS securities:	$2,446,491	$736,128	$3,182,619	$17,185	$(26,285)	$3,173,519

(1)	The WAC is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	Includes purchased securities pending settlement.

(3)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $14,196,122 and $11,006,463, respectively, as of December 31, 2017.

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

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$37,630	$37,723	$4,480	$4,542
>1 and <5 years	180,549	182,064	208,046	210,727
>5 and <10 years	1,074,637	1,037,864	1,334,795	1,326,178
> 10 years	1,589,227	1,560,166	1,635,298	1,632,072
	$2,882,043	$2,817,817	$3,182,619	$3,173,519

The following table presents information regarding the sales that generated the “loss on sale of investments, net” on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	June 30,
	2018		2017
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$217,837	$(7,785)	$265,893	$(5,524)
Agency CMBS	—	—	24,305	574
Non-Agency CMBS	—	—	35,705	1,199
Non-Agency RMBS	—	—	16,407	42
Non-Agency CMBS IO	8,695	51	—	—
U.S. Treasuries	144,461	(4,710)	—	—
	$370,993	$(12,444)	$342,310	$(3,709)

	Six Months Ended
	June 30,
	2018		2017
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$217,837	$(7,785)	$323,057	$(7,232)
Agency CMBS	108,758	(2,052)	24,305	574
Non-Agency CMBS	—	—	35,705	1,199
Non-Agency RMBS	—	—	16,407	42
Non-Agency CMBS IO	8,695	51	—	—
U.S. Treasuries	190,960	(6,433)	—	—
	$526,250	$(16,219)	$399,474	$(5,417)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	June 30, 2018			December 31, 2017
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,907,732	$(54,067)	113	$1,293,798	$(9,769)	71
Non-Agency MBS	59,125	(377)	17	51,406	(421)	11
U.S. Treasuries	57,923	(50)	1	146,530	(1,737)	1

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$257,394	$(19,567)	16	$423,698	$(14,035)	30
Non-Agency MBS	13,105	(256)	10	20,414	(323)	12

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have the implicit guarantee of the U.S. government, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2018 and December 31, 2017 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of June 30, 2018 or December 31, 2017.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of June 30, 2018 and December 31, 2017 are summarized in the following tables:

	June 30, 2018			December 31, 2017
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,076,707	2.08%	$1,133,919	$836,281	1.47%	$867,120
Agency CMBS	849,693	2.05%	905,690	1,003,146	1.44%	1,071,904
Agency CMBS IO	301,559	2.53%	334,539	324,163	2.17%	372,077
Non-Agency CMBS IO	229,638	2.99%	271,145	263,694	2.43%	311,571
Non-Agency CMBS	—	—%	—	15,508	2.47%	18,212
U.S. Treasuries	57,387	2.25%	57,923	123,110	1.85%	124,215
Total repurchase agreements	$2,514,984	2.21%	$2,703,216	$2,565,902	1.67%	$2,765,099

The Company also had $529 and $156,899 payable to counterparties as of June 30, 2018 and December 31, 2017, respectively, which consisted of securities pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2018		December 31, 2017
Remaining Term to Maturity	Balance	WAVG Original Term to Maturity	Balance	WAVG Original Term to Maturity
Less than 30 days	$1,859,964	49	$2,240,791	49
30 to 90 days	635,668	92	274,231	90
91 to 180 days	19,352	178	50,880	121
Total	$2,514,984	61	$2,565,902	54

The following table lists the counterparties with whom the Company had approximately 10% or more of its shareholders’ equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	June 30, 2018
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$317,419	2.79%	$50,492

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $241,829 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $400,000 and is scheduled to mature on May 12, 2019, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized by CMBS IO, and its weighted average borrowing rate as of June 30, 2018 was 2.96%.

As of June 30, 2018, the Company had repurchase agreement amounts outstanding with 17 of its 35 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants as of June 30, 2018.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of June 30, 2018 and December 31, 2017:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2018
Repurchase agreements	$2,514,984	$—	$2,514,984	$(2,514,984)	$—	$—

December 31, 2017
Repurchase agreements	$2,565,902	$—	$2,565,902	$(2,565,902)	$—	$—

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

Types and Uses of Derivatives Instruments
Interest Rate Derivatives. Changing interest rates impact the fair value of the Company’s investments as well as the interest rates on the Company’s repurchase agreement borrowings used to finance its investments. The Company primarily uses interest rate swaps and Eurodollar futures as economic hedges to mitigate declines in book value and to protect some portion of the Company's earnings from rising interest rates.
TBA Transactions. The Company also holds long positions in TBA securities by executing a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. These long positions in TBA securities (“dollar roll positions”) are viewed by management as economically equivalent to investing in and financing non-specified fixed-rate Agency RMBS. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date.
Periodically, the Company may also hold short positions in TBA securities for the purpose of economically hedging a portion of the impact of changing interest rates on the fair value of the Company’s fixed-rate Agency RMBS. The Company did not hold any short positions in TBA securities as of June 30, 2018.
Other Derivatives. During the second quarter of 2018, the Company purchased $300,000 in options on Treasury futures which expire in September 2018. These instruments increase the duration of the Company’s investment portfolio without the additional spread risk inherent in owning MBS while limiting any potential loss to premium paid for the options if interest rates increase.
The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2018	December 31, 2017
Interest rate swaps	Derivative assets	Economic hedging	$985	$791
Eurodollar futures	Derivative assets	Economic hedging	967	666
TBA securities	Derivative assets	Trading	2,034	1,483
Options on U.S. Treasury futures	Derivative assets	Trading	3,656	—
			$7,642	$2,940

TBA securities	Derivative liabilities	Economic hedging	$—	$(269)

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	June 30, 2018
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$1,220,000	1.63%	1.3	$985
>3 and < 6 years	1,310,000	2.01%	4.2	—
>6 and < 10 years	1,100,000	2.56%	8.0	—
>10 years	220,000	2.81%	22.4	—
Total	$3,850,000	2.07%	5.2	$985

	December 31, 2017
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$3,320,000	1.35%	0.7	$791
>3 and < 6 years	1,210,000	2.00%	4.6	—
>6 and < 10 years	1,025,000	2.49%	8.0	—
>10 years	120,000	2.75%	17.3	—
Total	$5,675,000	1.71%	3.1	$791

(1)
The net notional amounts included in the tables above represent pay-fixed interest rate swaps, net of receive-fixed interest rate swaps and include $1,575,000 and $2,525,000 of pay-fixed forward starting interest rate swaps as of June 30, 2018 and December 31, 2017, respectively.

(2)	Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 1.85% and 1.36% as of June 30, 2018 and December 31, 2017, respectively.

(3)
The majority of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral.

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	June 30, 2018
TBA Securities:	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions	$765,000	$782,408	$784,442	$2,034
Economic hedges	$—	$—	$—	$—
	December 31, 2017
	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions	$795,000	$829,425	$830,908	$1,483
Economic hedges	$150,000	$(153,797)	$(154,066)	$(269)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS as if settled as of the end of the period.

(2)	Implied cost basis represents the forward price to be paid for the underlying Agency MBS as if settled as of end of the period.

(3)	Implied market value represents the estimated fair value of the underlying Agency MBS as if settled as of the end of the period.

(4)
Net carrying value is the amount included on the consolidated balance sheets within “derivative assets (liabilities)” and represents the difference between the implied market value and the implied cost basis of the TBA security as of the end of the period.

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2017	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of June 30, 2018
Receive-fixed interest rate swaps	$100,000	$—	$—	$100,000
Pay-fixed interest rate swaps	5,775,000	575,000	(2,400,000)	3,950,000
Eurodollar futures (1)	1,950,000	—	(1,300,000)	650,000
TBA dollar roll positions	795,000	4,580,000	(4,610,000)	765,000
TBA economic hedges	150,000	—	(150,000)	—
Options on U.S. Treasury futures	—	300,000	—	300,000

(1)
The Eurodollar futures notional amounts represent the total notional of the 3-month contracts all of which expire in 2018. The maximum notional outstanding for any future 3-month period did not exceed $650,000 during the period indicated.

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2018	2017	2018	2017
Receive-fixed interest rate swaps	$(376)	$979	$(1,505)	$845
Pay-fixed interest rate swaps	20,947	(18,498)	70,319	(18,189)
Eurodollar futures	170	—	2,075	—
TBA dollar roll positions	(965)	1,717	(13,052)	1,717
TBA economic hedges	—	—	293	—
Options on U.S. Treasury futures	891	—	891	—
Gain (loss) on derivative instruments, net	$20,667	$(15,802)	$59,021	$(15,627)

There is a net unrealized gain of $306 remaining in AOCI on the Company’s consolidated balance sheet as of June 30, 2018 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company’s net income as an adjustment to “interest expense” over the remaining contractual life of the agreements. The Company estimates a credit of $220 will be reclassified to net income as a reduction of “interest expense” within the next 12 months.

A portion of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in the repurchase agreements as described in Note 3. The Company was in compliance with all covenants with respect to bilateral agreements under which interest rate swaps were entered into as of June 30, 2018.

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2018 and December 31, 2017:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2018
Interest rate swaps	$985	$—	$985	$—	$—	$985
Eurodollar Futures	967	—	967	—	(967)	—
TBA securities	2,034	—	2,034	—	(266)	1,768
Options on U.S. Treasury futures	3,656	—	3,656	—	(3,656)	—
Derivative assets	$7,642	$—	$7,642	$—	$(4,889)	$2,753
December 31, 2017
Interest rate swaps	$791	$—	$791	$—	$—	$791
Eurodollar Futures	666	—	666	—	(666)	—
TBA securities	1,483	—	1,483	(180)	—	1,303
Options on U.S. Treasury futures	—	—	—	—	—	—
Derivative assets	$2,940	$—	$2,940	$(180)	$(666)	$2,094

Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2018
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	—	—	—	—	—	—
Derivative liabilities	$—	$—	$—	$—	$—	$—

December 31, 2017
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	269	—	269	(180)	—	89
Derivative liabilities	$269	$—	$269	$(180)	$—	$89

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis by their valuation hierarchy levels as of the dates indicated:

	June 30, 2018
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets carried at fair value:
Investments in securities:
Mortgage-backed securities	$2,759,894	$—	$2,753,321	$6,573
U.S. Treasuries	57,923	57,923	—	—
Derivative assets:
Interest rate swaps	985	—	985	—
Eurodollar futures	967	967	—	—
TBA securities	2,034	—	2,034	—
Options on U.S. Treasury futures	3,656	3,656	—	—
Total assets carried at fair value	$2,825,459	$62,546	$2,756,340	$6,573

Total liabilities carried at fair value	$—	$—	$—	$—

	December 31, 2017
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets carried at fair value:
Investments in securities:
Mortgage-backed securities	$3,026,989	$—	$3,019,746	$7,243
U.S. Treasuries	146,530	146,530	—	—
Derivative assets:
Interest rate swaps	791	—	791	—
Eurodollar futures	666	666	—	—
TBA securities	1,483	—	1,483	—
Total assets carried at fair value	$3,176,459	$147,196	$3,022,020	$7,243

Liabilities carried at fair value:
TBA securities	269	—	269	—
Total liabilities carried at fair value	$269	$—	$269	$—

The fair value of interest rate swaps is measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. Eurodollar futures and options on U.S. Treasury futures are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. The fair value of TBA securities is estimated using methods similar those used to fair value the Company’s Level 2 MBS.

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

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

Six Months Ended
June 30, 2018
Balance as of beginning of period	$7,243
Unrealized loss included in OCI	(582)
Principal payments	(692)
Accretion	604
Balance as of end of period	$6,573

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$2,759,894	$2,759,894	$3,026,989	$3,026,989
U.S. Treasuries	57,923	57,923	146,530	146,530
Mortgage loans held for investment, net (1)	13,628	10,563	15,738	12,973
Derivative assets	7,642	7,642	2,940	2,940
Liabilities:
Repurchase agreements (2)	$2,514,984	$2,514,984	$2,565,902	$2,565,902
Non-recourse collateralized financing (1)	4,393	4,430	5,520	5,554
Derivative liabilities	—	—	269	269

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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 3,608,999 shares of its Series B Preferred Stock issued and outstanding as of June 30, 2018 compared to 2,300,000 shares of Series A Preferred Stock and 3,588,680 shares of Series B Preferred Stock as of December 31, 2017.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends on its Preferred Stock for the second quarter on July 16, 2018 to shareholders of record as of July 1, 2018.

Common Stock

The Company declared a second quarter common stock dividend of $0.18 per share that was paid on July 31, 2018 to shareholders of record as of July 5, 2018.

Stock and Incentive Plans. The Company’s Board adopted the 2018 Stock and Incentive Plan which was approved by the Company’s shareholders on May 15, 2018. The 2018 Plan, which replaced the Company’s 2009 Stock and Incentive Plan (the “2009 Plan”), reserves for issuance up to 3,000,000 shares of common stock for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance cash awards. During the second quarter of 2018, 36,924 shares of restricted stock were issued under the 2018 Plan. Awards previously granted under the 2009 Plan will remain outstanding in accordance with their terms, but the Company will not grant any new equity awards under the 2009 Plan.

Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2018 was $294 and $629, respectively, compared to $642 and $1,179, respectively, for the three and six months ended June 30, 2017. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	June 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	334,509	$6.42	386,151	$7.05
Restricted stock granted	36,924	6.28	29,720	6.73
Restricted stock vested	(29,720)	6.73	(62,768)	7.14
Restricted stock outstanding as of end of period	341,713	$6.37	353,103	$7.01

	Six Months Ended
	June 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	353,103	$7.01	553,396	$7.55
Restricted stock granted	213,157	6.28	138,166	6.76
Restricted stock vested	(224,547)	7.28	(338,459)	7.80
Restricted stock outstanding as of end of period	341,713	$6.37	353,103	$7.01

As of June 30, 2018, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,835 which will be amortized into compensation expense over a weighted average period of 2.0 years.

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

Hedging. We use derivatives, primarily interest rate swaps, to hedge our exposure to changes in interest rates. Such exposure results from our ownership of investments which are primarily fixed-rate and financed with repurchase agreements which have adjustable rates and significantly shorter maturities than the weighted average life of our investments. Changes in interest rates can impact the market value of our investments and our net interest income, thereby ultimately impacting book value per common share. We frequently adjust our hedging portfolio based on our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations.

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

Market Conditions and Recent Activity

Interest rates continued to rise during the second quarter of 2018 in both U.S. Treasury and swap markets, with sharper increases in shorter-term rates. As shown in the charts below, interest rate curves during the second quarter continued the flattening trend from the first quarter of 2018. The peak level of the 10-year U.S. Treasury during the second quarter was 3.11%, up from 2.40% at December 31, 2017, but ended the second quarter of 2018 at 2.86%. Credit spreads exhibited some modest volatility during the second quarter and as it relates to the Company’s investments, Agency CMBS widened in conjunction with credit spreads on investment grade corporate bonds late in the second quarter.

The chart below shows the highest and lowest rates during the three months ended June 30, 2018 as well as the rates as of June 30, 2018 and March 31, 2018 for the indicated U.S. Treasury securities:

The chart below shows the highest and lowest swap rates during the three months ended June 30, 2018 as well as the swap rates as of June 30, 2018 and March 31, 2018:

Highlights of the Second Quarter of 2018

For the second quarter of 2018, we reported comprehensive income to common shareholders of $3.0 million, which was comprised of net income to common shareholders of $12.7 million and an other comprehensive loss comprised mostly of declines in the fair value of our AFS investments of $(9.7) million due to increasing interest rates and modest credit spread widening on Agency CMBS. Net income to common shareholders included net interest income of $11.7 million for the second quarter of 2018, a decline of $(1.8) million from the first quarter of 2018 due to an increase of $2.5 million in interest expense to $14.2 million resulting from higher borrowing rates on repurchase agreement borrowings. Net income to common shareholders also included net gain on derivatives instruments of $20.7 million, a decline of $(17.7) million from the prior quarter as interest rate swap rates did not increase during the second quarter of 2018 at the magnitude experienced during the prior quarter. We also sold additional Agency RMBS, non-Agency CMBS IO, and U.S. Treasuries, resulting in gross proceeds of $371.0 million and a net realized loss of $(12.4) million for the second quarter. We have reinvested substantially all of the sale proceeds into additional fixed-rate Agency RMBS during the third quarter of 2018.

Net interest spread declined 27 basis points to 1.07% for the second quarter of 2018 as compared to the first quarter of 2018 due to higher cost of funds of 31 basis points, partially offset by an increase of 4 basis points in the effective yield on our investments. Average interest earning assets increased $70.4 million to $3.2 billion for the second quarter of 2018. As shown in the table below, there has been a downward trend in net interest spread for the majority of our investments as a result of increasing short-term borrowing rates:

	Agency MBS (1)			CMBS IO (2)			Non-Agency Other (3)
Quarter Ended	Yield	Cost (4)	Net Yield	Yield	Cost (4)	Net Yield	Yield	Cost (4)	Net Yield
June 30, 2018	2.94%	1.93%	1.01%	3.78%	2.59%	1.19%	30.67%	—%	30.67%
March 31, 2018	2.85%	1.60%	1.25%	3.84%	2.33%	1.51%	11.37%	2.47%	8.90%
December 31, 2017	2.77%	1.36%	1.41%	3.82%	2.13%	1.69%	10.21%	2.24%	7.97%
September 30, 2017	2.51%	1.27%	1.24%	3.89%	2.10%	1.79%	9.21%	2.24%	6.97%
June 30, 2017	2.39%	1.03%	1.36%	3.87%	1.89%	1.98%	8.54%	2.05%	6.49%

(1)	Includes Agency RMBS and CMBS.
(2) Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Excludes net periodic interest benefit/cost of interest rate swaps used to economically hedge the interest rate risk of using repurchase agreement borrowings to finance our investments.

Core net operating income to common shareholders, a non-GAAP measure, increased modestly to $10.4 million for the second quarter compared to $10.3 million for the prior quarter. Adjusted net interest income increased $0.6 million from the prior quarter to $17.7 million for the second quarter as effective yield on investments including TBAs increased. Adjusted interest expense for the second quarter was unchanged from the prior quarter as the net periodic interest benefit from interest rate swaps offset the increase in repurchase agreement costs. We recorded a net periodic interest benefit of $2.3 million for the second quarter of 2018 compared to a net periodic interest cost of $(0.2) million for the prior quarter because we experienced a net receive rate of 0.32% for the second quarter compared to a net pay rate of 0.02%, respectively. Adjusted net interest spread including the impact from TBA drop income increased 11 basis points to 1.51% for the second quarter, reflecting the benefit from the Company’s hedge position in the second quarter as short-term rates continued to increase. Please refer to “Non-GAAP Financial Measures” at the end of this section for additional important information.

Total economic return for the second quarter of 2018 was $0.04 per common share, or 0.6% of beginning book value, and for the year is a loss of ($0.05) per common share, or (0.6%) of beginning book value. Total economic return consists of the sum of dividends declared and change in book value per common share for the respective period.

Management Outlook

We anticipate that economic data globally and in the U.S. will continue to be stable for the near term. Underlying fundamentals support continued economic growth, particularly in the U.S. Given this outlook and the favorable labor markets in the U.S., we expect the Federal Reserve to continue to raise its targeted Federal Funds rate, likely twice more during the remainder of 2018. We continue to remain cautious given the fragile global economic environment which is dependent on ever increasing levels of debt and is exposed to a high potential for fiscal or monetary policy mistakes. We believe that this may ultimately limit how high longer-term interest rates can increase. Therefore, our expectation is that the yield curve will continue to flatten as it has during the first half of 2018. We have positioned our hedges to help offset the expected higher short-term funding rates. Results beyond 2018 will depend on monetary policy action by the Federal Reserve and the absolute level of rates, the shape of the yield curve, and future volatility in the interest rate and swap markets.

In prior quarters, we described the investing environment as a return environment that has been driven by global central banks. As central banks tighten monetary policy and remove quantitative easing (asset purchasing) support, we expect to see MBS reprice to a more appropriate risk/reward balance. Our goal is to manage through the transition to higher returns, seeking to preserve capital while providing shareholders with an adequate return in the interim. In the current environment, we are taking a balanced approach, using a mix between interest rate risk and credit spread risk to generate net interest income. Subsequent to quarter end, we have redeployed proceeds from second quarter investment sales, increasing our investment portfolio including TBA positions to approximately $4.0 billion and correspondingly increasing our adjusted leverage. Given the fragile economic environment as noted above, in the near term we may rapidly change our outlook for interest rates and/or credit spreads which could necessitate changes to our investment strategy, duration, overall risk profile, leverage target, or hedging strategy.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted interest expense, adjusted net interest income, and the related metrics adjusted cost of funds and adjusted net interest spread. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers, although the Company's presentation of its non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Reconciliations of core net operating income to common shareholders, adjusted interest expense, and adjusted net interest income to the related GAAP financial measures are provided below and within “Results of Operations”.

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance excluding changes in fair value of its investments and derivatives. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap net periodic interest benefit/cost, drop income on TBA dollar roll positions, general and administrative expenses, and preferred dividends. Management includes drop income, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, in core net operating income and in adjusted net interest income because TBA dollar roll positions are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes net periodic interest benefit/cost from its interest rate swaps, which are included in "gain (loss) on derivatives instruments, net", in adjusted net interest expense and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including net periodic interest benefit/cost from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from any instrument used by management to economically hedge the impact of changing interest rates on its portfolio and book value per common share, such as Eurodollar futures. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
($ in thousands, except per share amounts)	June 30, 2018	March 31, 2018
GAAP net income to common shareholders	$12,710	$41,367
Less:
Change in fair value of derivative instruments, net (1)	(14,715)	(34,841)
Loss on sale of investments, net	12,444	3,775
De-designated cash flow hedge accretion (2)	(48)	(48)
Fair value adjustments, net	(27)	(29)
Core net operating income to common shareholders	$10,364	$10,224

Weighted average common shares outstanding	56,295	55,871
Core net operating income per common share	$0.18	$0.18

(1)	Amount represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest costs related to these instruments.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

	Three Months Ended
	June 30, 2018		March 31, 2018
($ in thousands)	Amount	Rate	Amount	Rate
GAAP interest expense/cost of funds	$14,175	2.06%	$11,595	1.75%
Add: net periodic interest (benefit) cost (1)	(2,333)	(0.35)%	220	0.01%
Less: de-designated cash flow hedge accretion (2)	48	0.01%	48	0.03%
Adjusted interest expense/adjusted cost of funds	$11,890	1.72%	$11,863	1.79%

(1)
Amount represents net periodic interest benefit (cost) of effective interest rate swaps outstanding during the period and excludes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

	Three Months Ended
	June 30, 2018		March 31, 2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$11,747	1.07%	$13,595	1.34%
Add: TBA drop income	3,619	0.10%	3,733	0.10%
Add: net periodic interest (benefit) cost (1)	2,333	0.35%	(220)	(0.03)%
Less: de-designated cash flow hedge accretion (2)	(48)	(0.01)%	(48)	(0.01)%
Adjusted net interest income	$17,651	1.51%	$17,060	1.40%

(1)
Amount represents net periodic interest benefit (cost) of effective interest rate swaps outstanding during the period and excludes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2018.

FINANCIAL CONDITION

Our investment portfolio is comprised mostly of fixed-rate investments. As of June 30, 2018, approximately 53% of our investments are 30-year Agency RMBS including TBA dollar roll positions, which we continue to invest in given their more favorable risk-return profile and current liquidity in the market versus other types of MBS. Approximately 27% of our investments are CMBS, mainly in the multifamily sector. Relative to RMBS, CMBS have more predictable prepayment profiles and are therefore less costly to hedge.

The following table provides a summary of the amortized cost and fair value of our investment portfolio including TBA dollar roll positions used for investment purposes as of the dates indicated:

	June 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS, fixed-rate	$1,163,875	$1,134,783	$903,270	$898,678
TBAs, fixed-rate (1)	782,408	784,442	829,425	830,908
Agency RMBS, adjustable rate	38,966	39,830	289,304	285,583
Agency CMBS, fixed-rate	1,008,887	965,524	1,134,409	1,124,351
CMBS IO (2)	607,452	613,184	683,833	692,522
Non-Agency other (3)	4,890	6,573	23,536	25,855
U.S. Treasuries	57,973	57,923	148,267	146,530
Mortgage loans held for investment, net (4)	13,628	10,563	15,738	12,973
Total investment portfolio including TBA dollar roll positions	$3,678,079	$3,612,822	$4,027,782	$4,017,400

(1)
Consists of long positions in TBAs used for investment purposes at their implied cost basis and implied market value, respectively, as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes non-Agency CMBS and RMBS.

(4)	Recorded on consolidated balance sheet at amortized cost.

We continue to reduce our investment in adjustable-rate RMBS through sales and paydowns given their increased risk of prepayment and lower expected return, particularly in a rising rate environment. We have also opportunistically sold our more seasoned Agency CMBS and have reinvested substantially all of the sale proceeds into additional fixed-rate Agency RMBS. The following table details the activity related to our MBS portfolio including TBA dollar roll positions during the six months ended June 30, 2018:

	Agency RMBS		Agency CMBS	CMBS IO (3)	Non-Agency Other (4)	Total
($ in thousands)	30-Year Fixed Rate (1) (2)	Adjustable Rate
Balance as of December 31, 2017	$1,729,586	$285,583	$1,124,351	$692,522	$25,855	$3,857,897
Purchases	254,495	—	—	2,814	—	257,309
Principal payments	(38,802)	(23,670)	(13,564)	—	(19,296)	(95,332)
Sales	—	(225,622)	(110,810)	(8,644)	—	(345,076)
(Amortization) accretion	(2,105)	(1,046)	(1,148)	(70,552)	651	(74,200)
Change in fair value	(23,949)	4,585	(33,305)	(2,956)	(637)	(56,262)
Balance as of June 30, 2018	$1,919,225	$39,830	$965,524	$613,184	$6,573	$3,544,336

(1)	Includes securities pending settlement as of dates indicated.

(2)
Includes long positions in TBAs used for investment purposes at their implied market value as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(3)	Includes Agency and non-Agency issued securities.

(4)	Includes non-Agency CMBS and RMBS.

RMBS

The following table provides information on our Agency RMBS investments including securities pending settlement and TBA dollar roll positions as of the dates indicated:

	June 30, 2018
				Weighted Average Based on Par
Coupon	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Average Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$234,364	$236,037	$227,408	$233,581	20	7.5%	6.66
4.0%	888,778	927,838	907,375	289,641	8	5.2%	4.72
TBA 4.0%	515,000	523,267	524,559	n/a	n/a	n/a	4.50
TBA 4.5%	250,000	259,141	259,883	n/a	n/a	n/a	3.69
Total 30-year fixed-rate	$1,888,142	$1,946,283	$1,919,225	$277,943	11	5.7%	4.76

Adjustable-rate:
3.9% (7)	$37,921	$38,966	$39,830	$207,782	125	20.4%	0.59

Total Agency RMBS (including TBA dollar roll positions)	$1,926,063	$1,985,249	$1,959,055	$275,652	14	6.1%	4.68

	December 31, 2017
				Weighted Average Based on Par
Coupon	Par	Amortized Cost/Implied Cost Basis (1)(3)	Fair Value (2)(3)	Average Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$244,374	$246,155	$244,818	$233,584	13	5.0%	6.30
4.0%	623,293	657,114	653,860	274,965	4	4.0%	3.91
TBA 4.0%	795,000	829,425	830,908	n/a	n/a	n/a	2.95
Total 30-year fixed-rate	$1,662,667	$1,732,694	$1,729,586	$263,310	6	4.3%	3.80

Adjustable-rate:
3.1% (7)	$278,886	$289,305	$285,583	$271,516	74	16.0%	2.28

Total Agency RMBS (including TBA dollar roll positions)	$1,941,553	$2,021,999	$2,015,169	$265,306	23	7.1%	3.58

(1)	Implied cost basis of TBA dollar roll positions represents the forward price to be paid for the underlying Agency MBS as if settled.

(2)	Fair value of TBA dollar roll positions is the implied market value of the underlying Agency security as of the end of the period if settled.

(3)
The net carrying value of TBA dollar roll positions, which is the difference between their implied market value and implied cost basis, was$2.0 million as of June 30, 2018 and $1.5 million as of December 31, 2017 and is included on the consolidated balance sheet within “derivative assets”.

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

Because Agency CMBS are guaranteed by the GSEs with respect to return of principal, our credit exposure is limited to any unamortized premium remaining on those securities. Because non-Agency CMBS are not guaranteed, our entire investment is exposed to credit losses from the underlying loans collateralizing the CMBS. The amortized cost of our non-Agency CMBS as of June 30, 2018 declined to $3.9 million compared to $22.5 million as of December 31, 2017 due to significant prepayment activity during the first quarter of 2018. The non-Agency CMBS remaining as of June 30, 2018 are comprised of securities collateralized by loans we originated prior to 2000.

The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of the dates indicated by year of origination:

	June 30, 2018			December 31, 2017
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$28,578	$25,924	39	$34,065	$31,026	41
2009 to 2012	85,913	88,052	26	106,619	109,234	27
2013 to 2014	18,489	18,853	79	20,237	20,600	82
2015	352,644	354,988	102	468,296	469,657	103
2016	238,856	240,439	104	239,139	240,831	110
2017	281,344	284,569	112	282,112	285,527	118
	$1,005,824	$1,012,825	96	$1,150,468	$1,156,875	99

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

CMBS IO

As of June 30, 2018, our CMBS IO investments comprised approximately 17% of our total portfolio, of which approximately 55% are Agency-issued, relatively unchanged since December 31, 2017. Given supply-demand imbalances in CMBS IO markets, which have lead to less attractive marginal returns, we have not actively purchased these securities in 2018.

Income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools. Our return on these investments may be negatively impacted by any change in scheduled cash flows such as modifications of the mortgage loans or involuntary prepayments including defaults, foreclosures, and liquidations on or of the underlying mortgage loans prior to its contractual maturity date. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, to address changes in market fundamentals and the composition of mortgage loans collateralizing an investment, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. The following table presents our CMBS IO investments as of June 30, 2018 by year of origination:

	June 30, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010	$4,984	$5,027	11	$6,421	$6,554	13
2011	20,966	21,826	16	25,652	26,720	18
2012	58,948	59,598	20	71,615	72,913	22
2013	83,513	83,720	25	103,730	104,568	28
2014	152,220	153,472	32	171,285	173,043	34
2015	157,409	159,536	37	170,663	172,974	40
2016	77,758	78,146	44	82,698	83,444	47
2017	49,053	49,285	50	51,769	52,306	53
2018	2,601	2,574	75	—	—	—
	$607,452	$613,184	34	$683,833	$692,522	36
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

Interest rate swaps and Eurodollar futures. As of June 30, 2018, we used interest rate swaps and Eurodollar futures to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. The following graphs present the effective notional balance outstanding and weighted average net pay-fixed rate for our interest rate swaps and Eurodollar futures for the periods indicated:

(1) Includes one receive-fixed interest rate swap at a notional amount of $100.0 million with a receive-fixed rate of 1.70% as of June 30, 2018 and December 31, 2017.

During the six months ended June 30, 2018, we added interest rate swaps with a combined notional balance of $0.6 billion at a weighted average net pay-fixed rate of 2.81% in order to increase our protection from rising short-term interest rates. We had interest rate swaps with a notional balance of $2.3 billion and a weighted average pay-fixed rate of 1.29% mature in the first half of 2018. During the six months ended June 30, 2018, we also terminated interest rate swaps with a notional balance of $0.1 billion and a weighted average net pay-fixed rate of 2.92%, realizing a loss of $(0.5) million.
As of June 30, 2018, we held Eurodollar futures with an aggregate notional balance of $0.7 billion at a weighted average rate of 1.86% which mature in September 2018. The Eurodollar futures aggregate notional balance represents the total notional balance of 3-month contracts. We realized a gain of $1.8 million during the six months ended June 30, 2018 for Eurodollar futures with a notional balance of $1.3 billion and a weighted average rate of 1.73% that matured during that period.

As of June 30, 2018, we held options on U.S. Treasury futures expiring in September 2018 with an aggregate notional balance of $300.0 million, and a fair value of $3.7 million, for which we paid a premium of $2.8 million. We entered the options to enhance returns if interest rates decline while limiting our downside to the premium paid if interest rates increase.
TBAs. Please refer to “RMBS” above in this section of Part I, Item 2 for additional information about long positions in TBAs, or TBA dollar roll positions, which are used as a means of investing in and financing fixed-rate Agency RMBS. We may also periodically enter into short positions in TBAs to partially hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. We did not hold any short positions in TBA securities as of June 30, 2018. As of December 31, 2017, we held one TBA short position with a coupon of 3.5% and an implied cost basis (if settled) of $(153.8) million, which is included in our derivative liabilities at that date at its net carrying value of $(0.3) million.

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
A	—	—	—	$18,212	$18,212	$15,508
Below A/Not Rated	—	—	—	6,552	—	—
	$—	$—	$—	$24,764	$18,212	$15,508

Non-Agency CMBS IO:
AAA	$222,913	$222,944	$188,920	$259,155	$259,151	$218,995
AA	38,926	38,349	32,189	42,486	—	—
A	703	703	610	735	735	641
Below A/Not Rated	9,149	9,149	7,919	9,840	51,685	44,058
	$271,691	$271,145	$229,638	$312,216	$311,571	$263,694

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.

Accumulated Other Comprehensive Loss

We recorded other comprehensive loss of $(55.2) million for the six months ended June 30, 2018 related primarily to declines in fair value of our available-for-sale debt securities as a result of increasing interest rates. The following table includes detail of the accumulated gain (loss) position and change in fair value by type of debt security as of and for the periods indicated:

	As of December 31, 2017	Six Months Ended		As of June 30, 2018
		June 30, 2018
($ in thousands)		Unrealized Gain (Loss)	Realized Gain (Loss) (1)
Fixed-rate Agency RMBS	$(4,592)	$(24,500)	$—	$(29,092)
Adjustable-rate Agency RMBS	(3,721)	12,370	$(7,785)	864
Agency CMBS	(10,058)	(31,253)	(2,052)	(43,363)
CMBS IO (2)	8,689	(3,008)	51	5,732
Non-Agency other (3)	2,319	(636)	—	1,683
U.S. Treasuries	(1,737)	8,120	(6,433)	(50)
De-designated cash flow hedges	403	—	(96)	307
Total	$(8,697)	$(38,907)	$(16,315)	$(63,919)
(1) Includes amounts reclassified from accumulated other comprehensive loss into net income as “gain (loss) on sale of investments, net” as well as amounts reclassified into “interest expense” related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

RESULTS OF OPERATIONS

The discussions below provide information on certain items on our consolidated statements of comprehensive income. These discussions include both GAAP and non-GAAP financial measures which management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of “Executive Overview” in Item 2 of this Quarterly Report on Form 10-Q for additional important information about these measures.

Net Interest Income For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net interest income and net interest spread declined for the three months ended June 30, 2018 compared to the same period in 2017 due to higher repurchase agreement borrowing costs as a result of significant increases in short-term interest rates. Repurchase agreement borrowing costs have increased as a result of increases in market borrowing rates such as LIBOR that are significantly influenced by changes in the targeted federal funds rate established by the Federal Reserve. The following tables present certain information about our interest-earning assets and interest-bearing liabilities and their performance for the three months ended June 30, 2018 and June 30, 2017:

	Three Months Ended
	June 30,
	2018			2017
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$9,190	$1,135,365	3.24%	$—	$—	—%
Agency CMBS-fixed rate	7,267	1,011,945	2.80%	9,239	1,278,032	2.78%
Agency RMBS-adjustable rate	1,332	254,850	2.14%	4,277	983,587	1.89%
CMBS IO (5)	6,298	632,376	3.78%	8,306	756,367	3.87%
Non-Agency other (6)	446	5,022	30.67%	2,762	71,220	8.54%
Treasuries	1,001	156,420	2.57%	—	—	—%
Other investments (7)	388	14,576	3.99%	272	17,808	3.85%
Total:	$25,922	$3,210,554	3.13%	$24,856	$3,107,014	2.90%

Interest-bearing liabilities:
Repurchase agreements	$14,181	$2,716,097	2.07%	$8,763	$2,753,019	1.26%
Non-recourse collateralized financing	42	5,002	2.73%	24	6,003	1.77%
De-designated cash flow hedge accretion (8)	(48)	n/a	(0.01)%	(73)	n/a	(0.01)%
Total:	$14,175	$2,721,099	2.06%	$8,714	$2,759,022	1.25%

Net interest income/net interest spread	$11,747		1.07%	$16,142		1.65%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

(3)
Effective yield is calculated by dividing the sum of gross interest income and scheduled premium amortization/discount accretion (both of which are annualized for any reporting period less than 12 months) and prepayment compensation and premium amortization/discount accretion adjustments (collectively, "prepayment adjustments"), which are not annualized, by the average balance of asset type outstanding during the reporting period.

(4)	Cost of funds is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.

(5)	Includes Agency and non-Agency issued securities.

(6)	Includes privately-issued RMBS and CMBS.

(7)
Interest income for other investments consists of $143 from mortgage loans held for investment, net and $245 from cash and cash equivalents for the three months ended June 30, 2018 compared to $176 and $96 for the three months ended June 30, 2017, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

(8)
Amount recorded as a portion of "interest expense" in accordance with GAAP which represents the accretion of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 related to derivatives for which we discontinued cash flow hedge accounting.

Interest income increased $1.1 million for the three months ended June 30, 2018 compared to the same period in 2017 due to the shift in our portfolio to 30-year fixed-rate Agency RMBS which have higher coupons and lower premium amortization than the adjustable-rate Agency RMBS held in our portfolio during the same period in 2017. The benefit of a higher average balance of higher yielding assets was partially offset by lower prepayment penalty compensation and lower discount accretion on our CMBS and CMBS IO for the three months ended June 30, 2018 compared to the same period in 2017.

Interest expense increased $5.5 million for the three months ended June 30, 2018 compared to the same period in 2017 due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based largely on short-term market rates such as one-month LIBOR which averaged 1.97% for the three months ended June 30, 2018 compared to 1.06% for the same period in 2017.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	June 30, 2018 Compared to June 30, 2017
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$—	$9,190	$—	$9,190
Agency CMBS-fixed rate	100	(1,849)	(223)	(1,972)
Agency RMBS-adjustable rate	140	(3,525)	440	(2,945)
CMBS IO (2)	29	(1,149)	(888)	(2,008)
Non-Agency other (3)	284	(1,026)	(1,574)	(2,316)
Treasuries	—	1,001	—	1,001
Other investments (4)	7	118	(9)	116
Total increase (decrease) in interest income	$560	$2,760	$(2,254)	$1,066

Interest-bearing liabilities:
Repurchase agreements	$5,536	$(118)	$—	$5,418
Non-recourse collateralized financing, net of other (5)	53	(10)	—	43
Total increase (decrease) in interest expense	5,589	(128)	—	5,461

Total net (decrease) increase in net interest income	$(5,029)	$2,888	$(2,254)	$(4,395)

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $149 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Includes decrease of $(25) thousand in de-designated cash flow hedge accretion as a change in rate.

The increase of $0.6 million in interest income due to rate is primarily related to our sales and paydowns of lower yielding MBS across most asset classes, which resulted in the average effective yield increasing for the remaining securities in those classes for the three months ended June 30, 2018 compared to the same period in 2017. The proceeds from those sales and paydowns have been substantially reinvested into higher yielding fixed-rate Agency RMBS. The average effective yield for CMBS IO declined primarily due to lower prepayment penalty compensation during the three months ended June 30, 2018 compared to the same period in 2017. Prepayment penalty compensation contributed 7 basis points to the effective yield for CMBS IO in the three months ended June 30, 2018 compared to 17 basis points for the same period in 2017.

Adjusted Net Interest Income For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Drop income from TBA dollar roll positions and net periodic interest benefit (cost) of interest rate swaps effective during the period are included in "gain on derivatives instruments, net" on the Company's consolidated statements of comprehensive income. Drop income is the difference in price between the near settling TBA contract and the price for the same contract with a later settlement date. Management believes drop income represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also views net periodic interest benefit (cost) of effective interest rate swaps used to hedge interest rate risk as an additional benefit (cost) of using repurchase agreements to finance its investments. As such, management includes drop income from TBA dollar roll transactions and net periodic interest benefit (cost) of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and related financings. Please read the section “Non-GAAP Financial Measures” for additional important information about this non-GAAP financial measure.

The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Three Months Ended
	June 30,
	2018		2017
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$11,747	1.07%	$16,142	1.65%
Add: TBA drop income	3,619	0.10%	1,351	0.05%
Add: net periodic interest benefit (cost) (1)	2,333	0.35%	(1,352)	(0.20)%
De-designated cash flow hedge accretion (2)	(48)	(0.01)%	(73)	(0.01)%
Adjusted net interest income	$17,651	1.51%	$16,068	1.49%

(1)
Amount represents net periodic interest benefit (cost) of effective interest rate swaps outstanding during the period and excludes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP which represents the accretion of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 related to derivatives for which we discontinued cash flow hedge accounting.

Adjusted net interest income increased $1.6 million for the three months ended June 30, 2018 compared to the same period in 2017 primarily because of higher TBA drop income in the second quarter of 2018 as well as a net periodic interest benefit from interest rate swaps during the second quarter of 2018 which partially offset the increase in interest expense from our repurchase agreements. The floating rate we receive on the majority of our pay-fixed interest rate swaps is based on 3-month LIBOR which averaged approximately 2.34% for the three months ended June 30, 2018 compared to 1.20% for the same period in 2017. Please refer to “Gain (Loss) on Derivative Instruments, Net” for additional information on our interest rate swaps.

The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Three Months Ended				Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
	June 30,
	2018		2017		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA implied interest income (1)	$6,771	3.61%	$1,951	2.92%	$4,820	$1,293	$3,527
TBA implied interest expense (2)	3,152	1.68%	600	0.90%	2,552	1,468	1,084
TBA drop income/net yield (3)	$3,619	1.93%	$1,351	2.02%	$2,268	$(175)	$2,443
Average amortized cost basis	$742,111		$264,261

(1)
Average yield for TBA dollar roll positions is extrapolated by adding average cost (Note 2) to the net yield (Note 3). Implied interest income is calculated by multiplying the average yield by the TBA cost basis outstanding during the period.

(2)
Average funding cost for TBA dollar roll positions is determined using the “price drop” between the near settling TBA contract and the price for the same contract with a later settlement date and market-based assumptions regarding the “cheapest-to-deliver” collateral that can satisfy the TBA contract, such as the security’s coupon, maturity, and projected prepayment rate anticipated for the collateral. TBA implied interest expense is calculated by multiplying the average funding cost by the average TBA cost basis outstanding during the period.

(3)	TBA net yield is calculated by dividing drop income by the average TBA cost basis outstanding during the period.

Net Interest Income For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net interest income and net interest spread declined for the six months ended June 30, 2018 compared to the same period in 2017 due to higher borrowing costs as a result of significant increases in short-term interest rates and lower prepayment penalty compensation and discount accretion on our CMBS and CMBS IO during the six months ended June 30, 2018. The following tables present certain information about our interest-earning assets and interest-bearing liabilities and their performance for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended
	June 30,
	2018			2017
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$16,292	$1,019,891	3.19%	$—	$—	—%
Agency CMBS-fixed rate	14,895	1,046,882	2.81%	17,160	1,223,391	2.77%
Agency RMBS-adjustable rate	2,921	268,733	2.15%	8,551	1,069,565	1.75%
CMBS IO (5)	13,240	650,799	3.90%	16,627	756,998	4.07%
Non-Agency other (6)	1,069	11,792	16.39%	4,403	87,933	7.95%
U.S. Treasuries	1,967	162,431	2.44%	—	—	—%
Other investments (7)	728	15,007	4.04%	534	18,360	3.87%
Total:	$51,112	$3,175,535	3.14%	$47,275	$3,156,247	2.89%

Interest-bearing liabilities:
Repurchase agreements	$25,795	$2,681,100	1.91%	$16,359	$2,798,125	1.16%
Non-recourse collateralized financing	71	5,193	2.53%	46	6,180	1.53%
De-designated cash flow hedge accretion (8)	(96)	n/a	(0.01)%	(172)	n/a	(0.01)%
Total:	$25,770	$2,686,293	1.91%	$16,233	$2,804,305	1.15%

Net interest income/net interest spread	$25,342		1.23%	$31,042		1.74%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and exclude unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

(3)
Effective yield is calculated by dividing the sum of gross interest income and scheduled premium amortization/discount accretion (both of which are annualized for any reporting period less than 12 months) and prepayment compensation and premium amortization/discount accretion adjustments (collectively, "prepayment adjustments"), which are not annualized, by the average balance of asset type outstanding during the reporting period.

(4)	Cost of funds is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.

(5)	Includes Agency and non-Agency issued securities.

(6)	Includes privately-issued RMBS and CMBS.

(7)
Interest income for other investments consists of $305 from mortgage loans held for investment, net and $423 from cash and cash equivalents for the six months ended June 30, 2018 compared to $361 and $173 for the six months ended June 30, 2017, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

(8)
Amount recorded as a portion of "interest expense" in accordance with GAAP which represents the accretion of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 related to derivatives for which we discontinued cash flow hedge accounting.

Interest income increased $3.8 million for the six months ended June 30, 2018 compared to the same period in 2017 due to the shift in our portfolio to 30-year fixed-rate Agency RMBS which have higher coupons and lower premium amortization than the adjustable-rate Agency RMBS held in our portfolio during the same period in 2017. The benefit of a higher average balance of higher yielding assets was partially offset by the lower prepayment penalty compensation and lower discount accretion on our CMBS and CMBS IO for the six months ended June 30, 2018 compared to the same period in 2017.

Interest expense increased $9.5 million for the six months ended June 30, 2018 compared to the same period in 2017 due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based primarily on one-month LIBOR which averaged approximately 1.81% during the six months ended June 30, 2018 compared to an average of 0.94% for the same period in 2017.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Six Months Ended
	June 30, 2018 Compared to June 30, 2017
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$—	$16,292	$—	$16,292
Agency CMBS-fixed rate	233	(2,435)	(63)	(2,265)
Agency RMBS-adjustable rate	302	(7,634)	1,702	(5,630)
CMBS IO (2)	(92)	(2,000)	(1,295)	(3,387)
Non-Agency other (3)	480	(2,207)	(1,607)	(3,334)
Treasuries	—	1,967	—	1,967
Other investments (4)	16	186	(8)	194
Total increase (decrease) in interest income	$939	$4,169	$(1,271)	$3,837

Interest-bearing liabilities:
Repurchase agreements	$10,120	$(684)	$—	$9,436
Non-recourse collateralized financing, net of other (5)	111	(10)	—	101
Total increase (decrease) in interest expense	10,231	(694)	—	9,537

Total net change in net interest income	$(9,292)	$4,863	$(1,271)	$(5,700)

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $250 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Includes decrease of $(75) thousand in de-designated cash flow hedge accretion as a change in rate.

The increase of $0.9 million in interest income due to rate is primarily related to our sales and paydowns of lower yielding MBS across most asset classes since June 30, 2017, which resulted in the average effective yield increasing for the remaining securities in those classes for the six months ended June 30, 2018 compared to the same period in 2017. The proceeds from those sales and paydowns have been substantially reinvested into higher yielding fixed-rate Agency RMBS since June 30, 2017. The average effective yield for CMBS IO declined 17 basis points primarily due to lower prepayment penalty compensation during the six months ended June 30, 2018 compared to the same period in 2017.

Adjusted Net Interest Income For the Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

As discussed earlier, management includes drop income from TBA dollar roll transactions and net periodic interest benefit (cost) of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Six Months Ended
	June 30,
	2018		2017
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$25,342	1.23%	$31,042	1.74%
Add: TBA drop income	7,352	0.09%	1,351	0.01%
Add: net periodic interest benefit (cost) (1)	2,113	0.16%	(1,967)	(0.14)%
De-designated cash flow hedge accretion (2)	(96)	(0.01)%	(172)	(0.01)%
Adjusted net interest income	$34,711	1.47%	$30,254	1.60%

(1)
Amount represents net periodic interest benefit (cost) of effective interest rate swaps outstanding during the period and excludes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP which represents the accretion of the balance remaining in accumulated other comprehensive loss as of June 30, 2013 related to derivatives for which we discontinued cash flow hedge accounting.

Adjusted net interest income increased $4.5 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily because of higher TBA drop income as well as a net periodic interest benefit from interest rate swaps which partially offset the increase in interest expense from our repurchase agreements during the six months ended June 30, 2018 compared to the same period in 2017. The floating rate we receive on the majority of our pay-fixed interest rate swaps is based on 3-month LIBOR which averaged approximately 2.13% for the six months ended June 30, 2018 compared to 1.14% for the same period in 2017.

The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Six Months Ended				Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
	June 30,
	2018		2017		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA implied interest income (1)	$13,821	3.42%	$1,946	2.91%	$11,875	$2,045	$9,830
TBA implied interest expense (2)	6,469	1.60%	595	0.89%	5,874	2,870	3,004
TBA drop income/net yield (3)	$7,352	1.82%	$1,351	2.02%	$6,001	$(825)	$6,826
Average amortized cost basis	$804,122		$132,860

(1)
Average yield for TBA dollar roll positions is extrapolated by adding average cost (Note 2) to the net yield (Note 3). Implied interest income is calculated by multiplying the average yield by the TBA cost basis outstanding during the period.

(2)
Average funding cost for TBA dollar roll positions is determined using the “price drop” between the near settling TBA contract and the price for the same contract with a later settlement date and market-based assumptions regarding the “cheapest-to-deliver” collateral that can satisfy the TBA contract, such as the security’s coupon, maturity, and projected prepayment rate anticipated for the collateral. TBA implied interest expense is calculated by multiplying the average funding cost by the average TBA cost basis outstanding during the period.

(3)	TBA net yield is calculated by dividing drop income by the average TBA cost basis outstanding during the period.

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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2018	2017	2018	2017
Interest rate derivatives:
Interest rate swaps:
Net periodic interest costs	$2,333	$(1,352)	$2,113	$(1,968)
Change in fair value (1)	18,239	(16,167)	66,702	(15,376)
Total interest rate swap gains (losses), net	20,572	(17,519)	68,815	(17,344)
Eurodollar futures:
Change in fair value (1)	170	—	2,075	—
TBA short positions (economic hedges):
Change in fair value (2)	—	—	293	—
Total interest rate derivative gains (losses), net	20,742	(17,519)	71,183	(17,344)

TBA dollar roll positions:
TBA drop income	3,619	1,351	7,352	1,351
Change in fair value (2)	(4,585)	366	(20,405)	366
Total TBA dollar roll gains (losses), net	(966)	1,717	(13,053)	1,717

Other derivatives:
Options on U.S. Treasury futures	891	—	891	—

Total gain on derivative instruments, net	$20,667	$(15,802)	$59,021	$(15,627)

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

Gain on derivative instruments, net for the three months ended June 30, 2018 included $1.0 million of realized losses on TBA dollar roll positions, and $0.9 million of realized gains resulting from $650.0 million of Eurodollar futures with a rate of 1.79% that matured during the second quarter of 2018. The decline in fair value of TBA dollar roll positions of $(4.6) million was driven primarily by the increase in interest rates during the second quarter. Additionally, we entered options on U.S. Treasury futures early in the second quarter to enhance returns if interest rates decline while limiting our downside to the premium paid if interest rates increase. These options increased in fair value by $0.9 million during the second quarter.

Gain on derivative instruments, net for the six months ended June 30, 2018 included $(0.5) million of realized losses on terminated interest rate swaps with a notional balance of $100.0 million, $13.6 million of realized losses on TBA dollar roll positions, and $1.8 million of realized gains resulting from $1.3 billion of Eurodollar futures with a rate of 1.73% that matured during the first half of 2018. The decline in fair value of TBAs of $(20.4) million was driven primarily by the increase in interest rates during the first half of 2018.

The following table provides details on the effective interest rate swaps outstanding during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2018	2017	2018	2017
Average repurchase agreement borrowings outstanding	$2,716,097	$2,753,019	$2,681,100	$2,798,125
Average net TBAs outstanding - at cost (1)	722,005	305,720	792,419	153,704
Average borrowings and net TBAs outstanding	3,438,102	3,058,739	3,473,519	2,951,829
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	2,707,967	2,288,297	2,997,652	1,792,983
Ratio of average interest rate swaps to average borrowings and net TBAs outstanding (1)	0.8	0.7	0.9	0.6

Average interest rate swap net pay-fixed rate (excluding forward starting swaps) (1)	1.83%	1.37%	1.73%	1.30%
Average interest rate swap net receive-floating rate (2)	2.15%	1.12%	1.87%	1.07%
Average interest rate swap net pay/(receive) rate	(0.32)%	0.25%	(0.14)%	0.23%

(1)
Because the Company executes TBA dollar roll transactions, which economically represent the purchase and financing of fixed-rate Agency RMBS, the average TBAs outstanding are included in the ratio calculation.

(2)	Net rates include receive-fixed (pay-floating) interest rate swaps.

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

We may also periodically enter into short positions in TBAs to hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. Unlike long positions in TBAs in which we execute dollar roll transactions, we do not simultaneously enter into an identical TBA short position with a later settlement date when we pair off initial short positions. Therefore, short positions in TBAs used as economic hedges do not generate drop income (loss). We did not have any short positions in TBAs used as economic hedges as of June 30, 2018.

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	June 30,
	2018		2017
($ in thousands)	Amortized cost basis sold	Loss on sale of investments, net	Amortized cost basis sold	Loss on sale of investments, net
Agency RMBS	$225,622	$(7,785)	$271,417	$(5,524)
Agency CMBS	—	—	23,731	574
Non-Agency CMBS IO	8,644	51	—	—
Non-Agency CMBS	—	—	34,506	1,199
Non-Agency RMBS	—	—	16,365	42
U.S. Treasuries	149,171	(4,710)	—	—
	$383,437	$(12,444)	$346,019	$(3,709)

	Six Months Ended
	June 30,
	2018		2017
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$225,622	$(7,785)	$330,289	$(7,232)
Agency CMBS	110,810	(2,052)	23,731	574
Non-Agency CMBS IO	8,644	51	—	—
Non-Agency CMBS	—	—	34,506	1,199
Non-Agency RMBS	—	—	16,365	42
U.S. Treasuries	197,393	(6,433)	—	—
	$542,469	$(16,219)	$404,891	$(5,417)

General and Administrative Expenses

General and administrative expenses decreased to $(4.0) million for the three months ended June 30, 2018 compared to $(4.1) million for the three months ended June 30, 2017. Compensation and benefits expense declined $0.3 million due to lower stock-based compensation expenses which was partially offset by higher legal expense of $0.2 million during the second quarter of 2018 compared to the same period in 2017.

General and administrative expenses decreased $0.7 million for the six months ended June 30, 2018 compared to the same period in 2017. Compensation and benefits expense declined $0.6 million primarily due to lower stock-based compensation expense and lower legal expense of $0.1 million during the six months ended June 30, 2018 compared to the same period in 2017.

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

Treasuries and unencumbered Agency RMBS, CMBS, and CMBS IO. As of June 30, 2018, our most liquid assets were $272.6 million compared to $283.9 million as of December 31, 2017.

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

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. Including our TBA dollar roll positions at cost (if settled), which was $782.4 million as of June 30, 2018, our leverage was 6.1 times shareholders’ equity. It is possible under certain market conditions that it may be uneconomical for us to roll our TBA dollar roll positions into future months, which may result in us having to take physical delivery of the underlying securities. Because under those circumstances we would have to fund our total purchase commitment with cash or other financing sources, which may impact our liquidity position, management includes our TBA dollar roll positions at cost (if settled) in evaluating the Company’s leverage.

The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA dollar roll positions for the periods indicated:

	Repurchase Agreements			TBA Dollar Roll Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
June 30, 2018	$2,514,984	$2,716,097	$2,844,225	$782,408	$722,005
March 31, 2018	2,613,892	2,645,714	2,716,729	844,941	863,615
December 31, 2017	2,565,902	2,557,573	2,677,894	829,425	928,329
September 30, 2017	2,519,230	2,616,250	2,801,418	683,813	745,270
June 30, 2017	2,540,759	2,753,019	2,826,005	416,312	305,720

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

During the quarter ended June 30, 2018, we did not issue any shares of Series A Preferred Stock or Series B Preferred Stock under our preferred stock at-the-market (“ATM”) program, and we issued 873,228 shares of common stock under our common stock ATM program for net cash proceeds of $5.6 million at a discount of approximately 7% to book value of $6.93 on June 30, 2018. On June 29, 2018, the Company entered into a new equity distribution agreement pursuant to which we may offer and sell up to 10,000,000 shares of our common stock from time to time through sales agents in ATM offerings. We did not issue any shares of common stock pursuant to this new equity distribution agreement during the quarter ended June 30, 2018.

Repurchase Agreements

 Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of June 30, 2018, we had repurchase agreement borrowings outstanding with 17 of our 35 available repurchase agreement counterparties at a weighted average borrowing rate of 2.21% compared to 1.67% as of December 31, 2017. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Agency CMBS and RMBS	4.9%	4.8%	4.9%	5.0%	5.0%
Non-Agency CMBS and RMBS	—%	—%	15.0%	15.0%	18.0%
CMBS IO	13.3%	13.7%	14.6%	15.0%	15.0%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. Please refer to Note 3 for information regarding counterparties with whom we have the greatest amount of equity at risk as of June 30, 2018.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	June 30, 2018		December 31, 2017
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,789,056	$1,939,065	$1,551,758	$1,700,582
Asia	412,393	435,215	489,376	515,593
Europe	313,535	328,936	524,768	548,924
	$2,514,984	$2,703,216	$2,565,902	$2,765,099

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

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. In addition, counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives, and vice versa as interest rates increase. As of June 30, 2018, we had cash of $52.8 million posted as collateral under these agreements.

As of June 30, 2018, approximately $160 million of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above. Currently, we do not believe we are subject to any covenants that materially restrict our hedging flexibility.
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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of $89.8 million as of June 30, 2018. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2018	$19,911
2019	17,155
2020	6,285
2021 - 2028	5,102
$48,453

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Approximately 80% of our common stock dividends declared during the six months ended June 30, 2018 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2018:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,570,587	$2,570,587	$—	$—	$—
Non-recourse collateralized financing (2)	4,451	1,045	1,891	1,024	491
Operating lease obligations	382	107	275	—	—
Total	$2,575,420	$2,571,739	$2,166	$1,024	$491
(1) Includes estimated interest payments calculated using interest rates in effect as of June 30, 2018.
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

Other Matters

As of June 30, 2018, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the six months ended June 30, 2018 that are expected to have a material impact on the Company’s financial condition or results of operations.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to statements about:

•
Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations, and our views on the future performance of MBS and other investments;

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

•
uncertainty regarding continued government support of the U.S. financial system and U.S. housing and real estate markets; or to reform the U.S. housing finance system including the resolution of the conservatorship of Fannie Mae and Freddie Mac;

•	the composition of the Board of Governors of the Federal Reserve System;

•	ownership shifts under Section 382 that further limit the use of our tax NOL carryforward;

•	systems failures or cybersecurity incidents; and

•	exposure to current and future claims and litigation.

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

Interest Rate Risk

Investing in interest-rate sensitive investments such as MBS and TBA securities subjects us to interest rate risk. Interest rate risk results from investing in securities that have a fixed coupon or when the coupon may not immediately adjust for changes in interest rates. Interest rate risk also results from the mismatch between the duration of our assets versus the duration of our liabilities and hedges.

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

We attempt to manage our exposure to changes in interest rates that results from the duration mismatch between our assets and liabilities by entering into interest rate swaps and other instruments to hedge this risk. We manage interest rate risk within tolerances set by our Board of Directors. Our portfolio duration changes based on the composition of our investment portfolio and our hedge positions as well as market factors. We calculate our portfolio duration based on modeled projected cash flows, and such calculated duration can be an imprecise measure of actual interest rate risk. In the case of Agency RMBS and TBA securities, the primary input to the calculated duration is the anticipated prepayment speed of the underlying mortgage loans, which is sensitive to future interest rates and borrowers’ behavior. Estimates of prepayment speeds can vary significantly by investor for the same security and therefore estimates of security and portfolio duration can vary significantly.

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

As of June 30, 2018, we had a positive net duration gap in our investment portfolio. This indicates that our liabilities mature or reset sooner than our investments, and we have not fully hedged this difference. Therefore, increases in interest rates, particularly rapid increases, will negatively impact the market value of our investments, thereby reducing our book value. The table below shows the projected sensitivity of our net interest income and net periodic interest costs on our interest rate swaps (excluding TBA drop income); the projected sensitivity of the market value of our investments and derivative instruments (including TBA securities); and the percentage change in shareholders’ equity based on an instantaneous parallel shift in market interest rates as of the dates indicated.

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

	June 30, 2018			December 31, 2017
	Percentage Change in			Percentage Change in
Parallel Shift in Interest Rates	Market Value of Investments (1)	Shareholders’ Equity	Net Interest Income and Net Periodic Interest Costs (2)	Market Value of Investments (1)	Shareholders’ Equity	Net Interest Income and Net Periodic Interest Costs (2)
+100	(1.5)%	(8.1)%	1.6%	(1.7)%	(10.0)%	(8.1)%
+50	(0.7)%	(3.6)%	1.1%	(0.7)%	(4.0)%	(3.2)%
-50	0.5%	2.8%	(2.7)%	0.3%	1.8%	0.7%
-100	0.6%	3.2%	(7.4)%	0.3%	1.6%	2.3%

(1)
Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

(2)
Includes changes in net interest income as well as net periodic interest costs on our interest rate swaps recorded in “gain (loss) on derivatives instruments, net”. TBA drop income is not included in the sensitivity analysis for net interest income and net periodic interest costs.

We increased our interest rate hedges since December 31, 2017, which has reduced the projected negative impact of an upward parallel shift in interest rates on the market value of our investments (including TB A securities) as well as increased the projected benefit received if we experience a downward parallel move in interest rates as of June 30, 2018. The changes in market value sensitivity since December 31, 2017 also resulted from an increase in the average life of our interest rate swaps to 5.2 years as of June 30, 2018 compared to 3.1 years as of December 31, 2017. We entered into additional interest rate swaps to hedge the interest rate risk resulting from the implied financing cost inherent in our TBA dollar roll positions; however, the projected sensitivity of TBA drop income (implied interest income less implied financing costs) are not included in the net interest income sensitivity analysis. Because we held a higher projected average notional balance of effective interest rate swaps for the 12-month projection as of June 30, 2018 compared to the 12-month projection as of December 31, 2017, a parallel increase in interest rates is projected to increase our net interest income and net periodic benefit/cost (and decrease if interest rates decline) for the 12-month projection as of June 30, 2018 compared to the 12-month projection as of December 31, 2017.
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

		June 30, 2018		December 31, 2017
Basis Point Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+25	+50	(0.5)%	(2.7)%	(0.5)%	(3.0)%
+25	+0	(0.2)%	(1.0)%	(0.2)%	(0.9)%
+50	+25	(0.5)%	(2.7)%	(0.5)%	(2.8)%
+50	+100	(1.2)%	(6.5)%	(1.3)%	(7.7)%
-10	-50	0.3%	1.4%	0.1%	0.8%

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

The table below is an estimate of the percentage change in projected market value of our investments (including TBA securities) given the indicated change in market spreads as of the dates indicated:

Basis Point Change in Market Spreads	Percentage Change in Projected Market Value of Investments
	June 30, 2018	December 31, 2017
+50	(3.5)%	(3.1)%
+25	(1.8)%	(1.1)%
-25	1.8%	1.6%
-50	3.7%	3.2%

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

We are exposed to credit risk on our non-Agency securities and we attempt to mitigate our credit risk through asset selection and by purchasing higher quality non-Agency MBS. Our non-Agency MBS are typically investment grade rated securities which we believe will have strong credit performance. We do not currently seek to purchase heavily discounted, credit sensitive MBS. The majority of our non-Agency securities are CMBS IO and the return we earn on these securities is dependent on the credit performance of the underlying commercial loans. In particular, since investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, returns generally are more negatively impacted by liquidations of loans in the underlying loan pool. Please refer to “Financial Condition-Repurchase Agreements” within Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding the credit ratings on our non-Agency MBS.

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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On May 7, 2018, the litigation pending in the United States District Court for the Northern District of Texas against the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Suit”), was dismissed. Plaintiffs alleged, among other things, fraudulent transfer of DCI assets to the Company and that DCI and the Company were a single enterprise. The Court found that Plaintiffs’ allegations as it relates to the single enterprise claims were conclusory and merely support a legal conclusion without alleging particular supporting facts. The Court also found that Plaintiffs’ allegations as it relates to fraudulent transfers did not sufficiently allege facts to enable the Court to draw reasonable inference that the Company or DCI acted with constructive or actual fraudulent intent. Plaintiffs filed an amended complaint on June 4, 2018 and have added former affiliates of the Company as defendants as well as a current executive officer of the Company.

One of the Plaintiffs also filed a claim against the Company for $11.3 million on May 24, 2018 in the 68th District Court in Dallas County, Texas seeking payment pursuant to the provisions of a litigation cost sharing agreement, as amended, entered into initially in December 2000 between the Company and DCI. On June 20, 2018, the Company removed the matter to the U.S. District Court for the Northern District of Dallas, and on June 21, 2018, the Company filed a motion to transfer the lawsuit to the U.S. District Court for the Eastern District of Virginia. The Company has filed a declaratory judgment action in the Eastern District of Virginia seeking a declaration that the Company is not liable for any damages awarded to the Plaintiffs against DCI under the litigation cost sharing agreement.

The Company believes that the above matters against it are baseless and without merit and intends to continue to defend itself vigorously in these actions. The Company believes, based upon information currently available, that the above matters will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. The outcome, however, of any legal proceeding, including the above matters, cannot be predicted with certainty. As such, no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. If the Company is not successful in its defense efforts, the resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements as a whole in a given future reporting period.

Other than as described above, to the Company’s knowledge, there are no threatened legal proceedings, the resolution of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition. The garnishment action related to DCI, discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, is ongoing, but there have been no material developments during the six months ended June 30, 2018.

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

Repurchases may be suspended or discontinued at any time. During the three months ended June 30, 2018, the Company did not repurchase any shares of common stock under this repurchase authorization, and the Company did not withhold any shares of common stock to satisfy tax withholding obligations arising upon the vesting of restricted shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, effective as of March 12, 2018 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).
10.35
Distribution Agreement, dated June 29, 2018, among J.P. Morgan Securities LLC, JMP Securities LLC, and Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.35 to Dynex’s Current Report on Form 8-K filed June 29, 2018).

10.36	Dynex Capital, Inc. 2018 Stock and Incentive Plan, effective as of May 15, 2018 (incorporated herein by reference to Exhibit 99.1 to Dynex’s Registration Statement on Form S-8 filed May 16, 2018).
10.36.1	Form of Restricted Stock Agreement for Non-Employee Directors (approved May 15, 2018) under the Dynex Capital, Inc. 2018 Stock and Incentive Plan (filed herewith).
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 7, 2018	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	August 7, 2018	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)