Form 10-Q
period 2018-09-30
DYNEX CAPITAL INC
filed 2018-11-06
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes           ☒           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

On October 31, 2018, the registrant had 59,688,862 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

		Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	2

		Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2018 (unaudited)	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	4

		Notes to the Unaudited Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

	Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	57

	Item 1A.	Risk Factors	57

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 3.	Defaults Upon Senior Securities	57

	Item 4.	Mine Safety Disclosures	57

	Item 5.	Other Information	57

	Item 6.	Exhibits	58

SIGNATURES			59

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments in securities, at fair value:
Mortgage-backed securities (including pledged of $2,877,985 and $2,640,884 respectively)	$3,294,510	$3,026,989
U.S. Treasuries (including pledged of $0 and $124,215, respectively)	—	146,530

Mortgage loans held for investment, net	12,342	15,738
Cash and cash equivalents	55,251	40,867
Restricted cash	58,334	46,333
Derivative assets	2,612	2,940
Accrued interest receivable	19,575	19,819
Other assets, net	5,555	6,562
Total assets	$3,448,179	$3,305,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,690,858	$2,565,902
Payable for unsettled securities	182,922	156,899
Non-recourse collateralized financing	3,709	5,520
Derivative liabilities	2,039	269
Accrued interest payable	5,676	3,734
Accrued dividends payable	13,121	12,526
Other liabilities	3,101	3,870
Total liabilities	2,901,426	2,748,720

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 5,941,659 and 5,888,680 shares issued and outstanding, respectively ($148,541 and $147,217 aggregate liquidation preference, respectively)	$142,574	$141,294
Common stock, par value $.01 per share, 200,000,000 shares authorized; 59,016,554 and 55,831,549 shares issued and outstanding, respectively	590	558
Additional paid-in capital	795,630	775,873
Accumulated other comprehensive loss	(85,833)	(8,697)
Accumulated deficit	(306,208)	(351,970)
Total shareholders’ equity	546,753	557,058
Total liabilities and shareholders’ equity	$3,448,179	$3,305,778
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income	$26,925	$23,103	$78,037	$70,378
Interest expense	14,751	9,889	40,521	26,122
Net interest income	12,174	13,214	37,516	44,256

Gain (loss) on derivative instruments, net	19,499	5,993	78,520	(9,634)
Loss on sale of investments, net	(1,726)	(5,211)	(17,945)	(10,628)
Fair value adjustments, net	12	23	68	63
Other operating expense, net	(409)	(109)	(1,001)	(150)
General and administrative expenses:
Compensation and benefits	(1,712)	(2,070)	(5,425)	(6,356)
Other general and administrative	(2,252)	(1,529)	(6,188)	(5,620)
Net income	25,586	10,311	85,545	11,931
Preferred stock dividends	(2,956)	(2,808)	(8,838)	(7,885)
Net income to common shareholders	$22,630	$7,503	$76,707	$4,046

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(23,574)	$981	$(94,919)	$28,087
Reclassification adjustment for loss on sale of investments, net	1,726	5,211	17,945	10,628
Reclassification adjustment for de-designated cash flow hedges	(66)	(48)	(162)	(220)
Total other comprehensive (loss) income	(21,914)	6,144	(77,136)	38,495
Comprehensive income (loss) to common shareholders	$716	$13,647	$(429)	$42,541

Net income per common share-basic and diluted	$0.39	$0.15	$1.35	$0.08
Weighted average common shares-basic and diluted	57,727	49,832	56,638	49,411
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	5,888,680	$141,294	55,831,549	$558	$775,873	$(8,697)	$(351,970)	$557,058
Stock issuance	52,979	1,290	3,028,983	31	19,250	—	—	20,571
Restricted stock granted, net of amortization	—	—	213,157	2	928	—	—	930
Adjustments for tax withholding on share-based compensation	—	—	(57,135)	(1)	(363)	—	—	(364)
Stock issuance costs	—	(10)	—	—	(58)	—	—	(68)
Net income	—	—	—	—	—	—	85,545	85,545
Dividends on preferred stock	—	—	—	—	—	—	(8,838)	(8,838)
Dividends on common stock	—	—	—	—	—	—	(30,945)	(30,945)
Other comprehensive loss	—	—	—	—	—	(77,136)	—	(77,136)
Balance as of September 30, 2018	5,941,659	$142,574	59,016,554	$590	$795,630	$(85,833)	$(306,208)	$546,753
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income	$85,545	$11,931
Adjustments to reconcile net income to cash provided by operating activities:
Decrease in accrued interest receivable	244	1,129
Increase (decrease) in accrued interest payable	1,942	(436)
(Gain) loss on derivative instruments, net	(78,520)	9,634
Loss on sale of investments, net	17,945	10,628
Fair value adjustments, net	(68)	(63)
Amortization of investment premiums, net	110,501	122,621
Other amortization and depreciation, net	937	983
Stock-based compensation expense	930	1,567
Change in other assets and liabilities, net	(896)	(1,905)
Net cash and cash equivalents provided by operating activities	138,560	156,089
Investing activities:
Purchase of investments	(1,080,485)	(772,590)
Principal payments received on investments	137,362	248,298
Proceeds from sales of investments	642,900	792,984
Principal payments received on mortgage loans held for investment, net	3,375	2,641
Net receipts on derivatives, including terminations	80,618	11,743
Other investing activities	(72)	(214)
Net cash and cash equivalents (used in) provided by investing activities	(216,302)	282,862
Financing activities:
Borrowings under repurchase agreements	76,890,349	60,229,426
Repayments of repurchase agreement borrowings	(76,765,393)	(60,609,148)
Principal payments on non-recourse collateralized financing	(1,838)	(747)
Proceeds from issuance of preferred stock	1,290	25,884
Proceeds from issuance of common stock	19,281	14,495
Cash paid for stock issuance costs	(10)	(61)
Payments related to tax withholding for stock-based compensation	(364)	(521)
Dividends paid	(39,188)	(35,479)
Net cash and cash equivalents provided by (used in) financing activities	104,127	(376,151)

Net increase in cash, cash equivalents, and restricted cash	26,385	62,800
Cash, cash equivalents, and restricted cash at beginning of period	87,200	98,889
Cash, cash equivalents, and restricted cash at end of period	$113,585	$161,689
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$38,713	$26,766
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2018. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Net Income Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three or nine months ended September 30, 2018 or September 30, 2017.

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

The Company has adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. Because this ASU is to be applied retrospectively to each period presented, “net cash and cash equivalents used in financing activities” on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2017 now omits the change in restricted cash as previously reported for that period, and that change is now included within “net increase in cash, cash equivalents, and restricted cash” in order to conform to the current period’s presentation.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of September 30, 2018 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2018:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

September 30, 2018
Cash and cash equivalents	$55,251
Restricted cash	58,334
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$113,585

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

Derivative Instruments

The Company’s derivative instruments generally include interest rate swaps, Eurodollar futures, options on U.S. Treasury futures, and forward contracts for the purchase or sale of non-specified Agency RMBS, commonly referred to as “TBA securities” or “TBA contracts”. Derivative instruments are accounted for at the fair value of their unit of account. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company’s consolidated balance sheet. All periodic interest costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income. Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

NOTE 2 – INVESTMENTS IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type as of the dates indicated:

	September 30, 2018
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,761,274	$55,092	$1,816,366	$1,214	$(42,428)	$1,775,152	3.92%
Non-Agency	909	—	909	24	(20)	913	6.75%
	1,762,183	55,092	1,817,275	1,238	(42,448)	1,776,065
CMBS:
Agency	987,266	9,792	997,058	363	(49,125)	948,296	3.08%
Non-Agency	7,027	(3,103)	3,924	1,399	—	5,323	8.90%
	994,293	6,689	1,000,982	1,762	(49,125)	953,619
CMBS IO (2):
Agency	—	308,174	308,174	2,197	(1,141)	309,230	0.59%
Non-Agency	—	254,153	254,153	2,403	(960)	255,596	0.59%
	—	562,327	562,327	4,600	(2,101)	564,826

U.S. Treasuries:	—	—	—	—	—	—	—%

Total AFS securities:	$2,756,476	$624,108	$3,380,584	$7,600	$(93,674)	$3,294,510

(1)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $13,238,960 and $10,391,240 respectively, as of September 30, 2018.

	December 31, 2017
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency (2)	$1,146,553	$46,021	$1,192,574	$1,626	$(9,939)	$1,184,261	3.56%
Non-Agency	1,070	—	1,070	41	(20)	1,091	6.75%
	1,147,623	46,021	1,193,644	1,667	(9,959)	1,185,352
CMBS:
Agency	1,123,967	10,442	1,134,409	3,514	(13,572)	1,124,351	3.03%
Non-Agency	26,501	(4,035)	22,466	2,298	—	24,764	5.47%
	1,150,468	6,407	1,156,875	5,812	(13,572)	1,149,115
CMBS IO (3):
Agency	—	375,361	375,361	5,238	(293)	380,306	0.62%
Non-Agency	—	308,472	308,472	4,468	(724)	312,216	0.61%
	—	683,833	683,833	9,706	(1,017)	692,522

U.S. Treasuries:	148,400	(133)	148,267	—	(1,737)	146,530	2.13%

Total AFS securities:	$2,446,491	$736,128	$3,182,619	$17,185	$(26,285)	$3,173,519

(1)	The WAC is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	Includes purchased securities pending settlement.

(3)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $14,196,122 and $11,006,463, respectively, as of December 31, 2017.

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

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$47,271	$47,217	$4,480	$4,542
>1 and <5 years	158,325	159,007	208,046	210,727
>5 and <10 years	935,687	893,930	1,334,795	1,326,178
> 10 years	2,239,301	2,194,356	1,635,298	1,632,072
	$3,380,584	$3,294,510	$3,182,619	$3,173,519

The following table presents information regarding the sales that generated the “loss on sale of investments, net” on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	September 30,
	2018		2017
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$—	$—	$393,502	$(5,160)
Agency CMBS	48,237	(1,720)	13,433	(51)
Agency CMBS IO	10,571	127	—	—
U.S. Treasuries	57,843	(133)	—	—
	$116,651	$(1,726)	$406,935	$(5,211)

	Nine Months Ended
	September 30,
	2018		2017
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$217,837	$(7,785)	$716,560	$(12,392)
Agency CMBS	156,995	(3,771)	206,993	523
Agency CMBS IO	10,571	127	—	—
Non-Agency CMBS	—	—	35,705	1,199
Non-Agency RMBS	—	—	16,407	42
Non-Agency CMBS IO	8,695	51	—	—
U.S. Treasuries	248,802	(6,567)	—	—
	$642,900	$(17,945)	$975,665	$(10,628)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	September 30, 2018			December 31, 2017
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,540,220	$(29,765)	91	$1,293,798	$(9,769)	71
Non-Agency MBS	79,326	(447)	23	51,406	(421)	11
U.S. Treasuries	—	—	0	146,530	(1,737)	1

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$1,064,620	$(62,929)	58	$423,698	$(14,035)	30
Non-Agency MBS	31,282	(533)	13	20,414	(323)	12

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

This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2018 and December 31, 2017 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of September 30, 2018 or December 31, 2017.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of September 30, 2018 and December 31, 2017 are summarized in the following tables:

	September 30, 2018			December 31, 2017
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,362,687	2.26%	$1,423,415	$836,281	1.47%	$867,120
Agency CMBS	840,346	2.22%	897,077	1,003,146	1.44%	1,071,904
Agency CMBS IO	271,305	2.72%	302,403	324,163	2.17%	372,077
Non-Agency CMBS IO	216,520	3.11%	255,090	263,694	2.43%	311,571
Non-Agency CMBS	—	—%	—	15,508	2.47%	18,212
U.S. Treasuries	—	—%	—	123,110	1.85%	124,215
Total repurchase agreements	$2,690,858	2.36%	$2,877,985	$2,565,902	1.67%	$2,765,099

The Company also had $182,922 and $156,899 payable to counterparties as of September 30, 2018 and December 31, 2017, respectively, which consisted of securities pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	September 30, 2018		December 31, 2017
Remaining Term to Maturity	Balance	WAVG Original Term to Maturity	Balance	WAVG Original Term to Maturity
Less than 30 days	$2,081,391	45	$2,240,791	49
30 to 90 days	609,467	91	274,231	90
91 to 180 days	—	—	50,880	121
Total	$2,690,858	55	$2,565,902	54

The following table lists the counterparties with whom the Company had approximately 10% or more of its shareholders’ equity at risk (defined as the excess of collateral pledged over the borrowings outstanding):

	September 30, 2018
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$303,564	2.93%	$47,192

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $228,992 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $400,000 and is scheduled to mature on May 12, 2019, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized by CMBS IO, and its weighted average borrowing rate as of September 30, 2018 was 3.10%.

As of September 30, 2018, the Company had repurchase agreement amounts outstanding with 17 of its 35 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants as of September 30, 2018.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2018 and December 31, 2017:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2018
Repurchase agreements	$2,690,858	$—	$2,690,858	$(2,690,858)	$—	$—

December 31, 2017
Repurchase agreements	$2,565,902	$—	$2,565,902	$(2,565,902)	$—	$—

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
Periodically, the Company may also hold short positions in TBA securities for the purpose of economically hedging a portion of the impact of changing interest rates on the fair value of the Company’s fixed-rate Agency RMBS. The Company did not hold any short positions in TBA securities as of September 30, 2018.
Other Derivatives. The Company periodically utilizes options on Treasury futures in order to manage the duration of the Company’s investment portfolio while minimizing the impact on the Company’s exposure to the spread risk inherent in owning MBS. The options on Treasury futures outstanding as of September 30, 2018 will expire during the fourth quarter of 2018.
The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2018	December 31, 2017
Interest rate swaps	Derivative assets	Economic hedging	$694	$791
Eurodollar futures	Derivative assets	Economic hedging	—	666
TBA securities	Derivative assets	Trading	871	1,483
Call Options on U.S. Treasury futures	Derivative assets	Trading	328	—
Put Options on U.S. Treasury futures	Derivative assets	Trading	719	—
			$2,612	$2,940

TBA securities	Derivative liabilities	Trading	$(2,039)	$—
TBA securities	Derivative liabilities	Economic hedging	—	(269)
			$(2,039)	$(269)

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	September 30, 2018
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$1,520,000	2.01%	1.4	$694
>3 and < 6 years	1,290,000	2.10%	4.1	—
>6 and < 10 years	1,150,000	2.61%	7.9	—
>10 years	220,000	2.81%	22.2	—
Total	$4,180,000	2.24%	5.1	$694

	December 31, 2017
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$3,320,000	1.35%	0.7	$791
>3 and < 6 years	1,210,000	2.00%	4.6	—
>6 and < 10 years	1,025,000	2.49%	8.0	—
>10 years	120,000	2.75%	17.3	—
Total	$5,675,000	1.71%	3.1	$791

(1)
The net notional amounts included in the tables above represent pay-fixed interest rate swaps, net of any receive-fixed interest rate swaps, and include $1,525,000 and $2,655,000 of pay-fixed forward starting interest rate swaps as of September 30, 2018 and December 31, 2017, respectively.

(2)	Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 1.66% and 1.36% as of September 30, 2018 and December 31, 2017, respectively.

(3)
The majority of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral.

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	September 30, 2018
TBA Securities:	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions	$761,000	$780,865	$779,697	$(1,168)
Economic hedges	$—	$—	$—	$—
	December 31, 2017
	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions	$795,000	$829,425	$830,908	$1,483
Economic hedges	$150,000	$(153,797)	$(154,066)	$(269)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS as if settled as of the end of the period.

(2)	Implied cost basis represents the forward price to be paid for the underlying Agency MBS as if settled as of end of the period.

(3)	Implied market value represents the estimated fair value of the underlying Agency MBS as if settled as of the end of the period.

(4)
Net carrying value is the amount included on the consolidated balance sheets within “derivative assets (liabilities)” and represents the difference between the implied market value and the implied cost basis of the TBA security as of the end of the period.

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2017	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of September 30, 2018
Receive-fixed interest rate swaps	$100,000	$—	$(100,000)	$—
Pay-fixed interest rate swaps	5,775,000	955,000	(2,550,000)	4,180,000
Eurodollar futures (1)	1,950,000	—	(1,950,000)	—
TBA dollar roll positions	795,000	7,857,000	(7,891,000)	761,000
TBA economic hedges	150,000	—	(150,000)	—
Call Options on U.S. Treasury futures	—	100,000	—	100,000
Put Options on U.S. Treasury futures	—	400,000	(300,000)	100,000

(1)
The Eurodollar futures notional amounts represent the total notional of the 3-month contracts all of which expire in 2018. The maximum notional outstanding for any future 3-month period did not exceed $650,000 during the period indicated.

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2018	2017	2018	2017
Receive-fixed interest rate swaps	$(153)	$(99)	$(1,658)	$746
Pay-fixed interest rate swaps	25,172	(611)	95,491	(18,799)
Eurodollar futures	(189)	—	1,886	—
TBA dollar roll positions	(5,204)	6,703	(18,256)	8,419
TBA economic hedges	—	—	293	—
Call Options on U.S. Treasury futures	148	—	148	—
Put Options on U.S. Treasury futures	(275)	—	616	—
Gain (loss) on derivative instruments, net	$19,499	$5,993	$78,520	$(9,634)

There is a net unrealized gain of $240 remaining in AOCI on the Company’s consolidated balance sheet as of September 30, 2018 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company’s net income as an adjustment to “interest expense” over the remaining contractual life of the agreements. The Company estimates a credit of $177 will be reclassified to net income as a reduction of “interest expense” within the next 12 months.

A portion of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in the repurchase agreements as described in Note 3. The Company was in compliance with all covenants with respect to bilateral agreements under which interest rate swaps were entered into as of September 30, 2018.

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2018 and December 31, 2017:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2018
Interest rate swaps	$694	$—	$694	$—	$—	$694
Eurodollar Futures	—	—	—	—	—	—
TBA securities	871	—	871	(346)	(123)	402
Options on U.S. Treasury futures	1,047	—	1,047	(1,047)	—	—
Derivative assets	$2,612	$—	$2,612	$(1,393)	$(123)	$1,096
December 31, 2017
Interest rate swaps	$791	$—	$791	$—	$—	$791
Eurodollar Futures	666	—	666	—	(666)	—
TBA securities	1,483	—	1,483	(180)	—	1,303
Options on U.S. Treasury futures	—	—	—	—	—	—
Derivative assets	$2,940	$—	$2,940	$(180)	$(666)	$2,094

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2018
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	2,039	—	2,039	(346)	(873)	820
Derivative liabilities	$2,039	$—	$2,039	$(346)	$(873)	$820

December 31, 2017
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	269	—	269	(180)	—	89
Derivative liabilities	$269	$—	$269	$(180)	$—	$89

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis by their valuation hierarchy levels as of the dates indicated:

	September 30, 2018
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets carried at fair value:
Investments in securities:
Mortgage-backed securities	$3,294,510	$—	$3,288,274	$6,236
U.S. Treasuries	—	—	—	—
Derivative assets:
Interest rate swaps	694	—	694	—
Eurodollar futures	—	—	—	—
TBA securities	871	—	871	—
Options on U.S. Treasury futures	1,047	1,047	—	—
Total assets carried at fair value	$3,297,122	$1,047	$3,289,839	$6,236

Liabilities carried at fair value:
TBA securities	2,039	—	2,039	—
Total liabilities carried at fair value	$2,039	$—	$2,039	$—

	December 31, 2017
	Fair Value	Level 1 - Unadjusted Quoted Prices in Active Markets	Level 2 - Observable Inputs	Level 3 - Unobservable Inputs
Assets carried at fair value:
Investments in securities:
Mortgage-backed securities	$3,026,989	$—	$3,019,746	$7,243
U.S. Treasuries	146,530	146,530	—	—
Derivative assets:
Interest rate swaps	791	—	791	—
Eurodollar futures	666	666	—	—
TBA securities	1,483	—	1,483	—
Total assets carried at fair value	$3,176,459	$147,196	$3,022,020	$7,243

Liabilities carried at fair value:
TBA securities	269	—	269	—
Total liabilities carried at fair value	$269	$—	$269	$—

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

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

Nine Months Ended
September 30, 2018
Balance as of beginning of period	$7,243
Unrealized loss included in OCI	(862)
Principal payments	(1,031)
Accretion	886
Balance as of end of period	$6,236

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$3,294,510	$3,294,510	$3,026,989	$3,026,989
U.S. Treasuries	—	—	146,530	146,530
Mortgage loans held for investment, net (1)	12,342	9,165	15,738	12,973
Derivative assets	2,612	2,612	2,940	2,940
Liabilities:
Repurchase agreements (2)	$2,690,858	$2,690,858	$2,565,902	$2,565,902
Non-recourse collateralized financing (1)	3,709	3,742	5,520	5,554
Derivative liabilities	2,039	2,039	269	269

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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 3,641,659 shares of its Series B Preferred Stock issued and outstanding as of September 30, 2018 compared to 2,300,000 shares of Series A Preferred Stock and 3,588,680 shares of Series B Preferred Stock as of December 31, 2017.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends on its Preferred Stock for the third quarter on October 15, 2018 to shareholders of record as of October 1, 2018.

Common Stock

The Company declared a third quarter common stock dividend of $0.18 per share that was paid on October 31, 2018 to shareholders of record as of October 3, 2018.

Stock and Incentive Plans. The Company’s Board adopted the 2018 Stock and Incentive Plan which was approved by the Company’s shareholders on May 15, 2018. The 2018 Plan, which replaced the Company’s 2009 Stock and Incentive Plan (the “2009 Plan”), reserves for issuance up to 3,000,000 shares of common stock for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance cash awards. During the nine months ended September 30,

2018, 36,924 shares of restricted stock were issued under the 2018 Plan. Awards previously granted under the 2009 Plan will remain outstanding in accordance with their terms, but the Company will not grant any new equity awards under the 2009 Plan.

Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2018 was $301 and $930, respectively, compared to $388 and $1,567, respectively, for the three and nine months ended September 30, 2017. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	September 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	341,713	$6.37	353,103	$7.01
Restricted stock granted	—	—	—	—
Restricted stock vested	—	—	—	—
Restricted stock outstanding as of end of period	341,713	$6.37	353,103	$7.01

	Nine Months Ended
	September 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	353,103	$7.01	553,396	$7.55
Restricted stock granted	213,157	6.28	138,166	6.76
Restricted stock vested	(224,547)	7.28	(338,459)	7.80
Restricted stock outstanding as of end of period	341,713	$6.37	353,103	$7.01

As of September 30, 2018, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,534 which will be amortized into compensation expense over a weighted average period of 1.8 years.

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

We believe that regulatory impacts on financial institutions, many of which are our trading and financing counterparties, pose a potential threat to the overall liquidity in the capital markets. In 2017, the Federal Reserve began curtailing its reinvestment of principal payments received on its Agency RMBS portfolio. Prices in Agency RMBS generally have not been significantly impacted by the reduction, however prices may be more significantly impacted as the amount of curtailment increases each successive quarter. Market liquidity of our investments and the financing markets could be negatively impacted if the Federal Reserve's Federal Open Market Committee (or "FOMC") suddenly changes market expectations of the target Federal Funds Rate or takes other actions which have the effect of tightening monetary policy that are not anticipated by the market. And finally, there remains uncertainty as to the ultimate impact or outcome of certain regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and restrictions on market-making activities of large U.S. financial institutions could result in reduced liquidity in times of market stress.

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

Market Conditions and Recent Activity

Interest rates rose during the third quarter of 2018 approximately 25 basis points across the curve and modestly flattened. The difference in the 2-year U.S. Treasury and the 10-year U.S. Treasury stood at 24 basis points September 30, 2018 versus 33 basis points at June 30, 2018 and 52 basis points at December 31, 2017. A flattening yield curve puts pressure on the net interest spread we earn on our investments, reflecting the generally higher borrowing costs as interest rates rise. As of October 31, 2018, markets are pricing in three more increases in the Federal Funds target rate through 2019.

As we have noted in the past, we anticipate that economic data globally and in the U.S. will continue to be stable for the near term. Underlying fundamentals support continued economic growth, particularly in the U.S. However, interest rates have moved up significantly since the Federal Reserve began to raise the Federal Funds Rate in December 2015, and we believe potential negative side effects are already developing in the global economy and global capital markets. We continue to remain cautious given the fragile global economic environment which is dependent on ever increasing levels of debt and is exposed to a high potential for fiscal or monetary policy mistakes. Due to these and other macroeconomic challenges facing the U.S. and global markets today, we believe that interest rates cannot move above the current range of the 10-year U.S. Treasury for any meaningful amount of time without negative consequences to the economy.

Overall credit market volatility continued to be muted during the third quarter of 2018 and credit-sensitive assets remain near their highest prices. Spread widening that occurred in the second quarter of 2018 largely reversed itself in the third quarter of 2018.

The chart below shows the highest and lowest rates during the three months ended September 30, 2018 as well as the rates as of September 30, 2018 and June 30, 2018 for the indicated U.S. Treasury securities:

The chart below shows the highest and lowest swap rates during the three months ended September 30, 2018 as well as the swap rates as of September 30, 2018 and June 30, 2018:

Highlights of the Third Quarter of 2018

Comprehensive income to common shareholders was $0.7 million for the third quarter of 2018 versus $3.0 million for the second quarter of 2018. Higher interest rates principally drove the decline in comprehensive income as unrealized losses on MBS increased while gains on related hedges decreased. Net income to common shareholders increased $9.9 million to $22.6 million for the third quarter compared to $12.7 million for the second quarter of 2018 due primarily to lower loss on sales of investments. Net interest income increased $0.4 million from the second quarter of 2018 to the third quarter of 2018 due to improved effective yields on investments as a result of recent purchases of higher yielding fixed rate MBS and increased prepayment penalty compensation earned on CMBS IO.

Net interest spread was relatively flat, increasing 1 basis point to 1.08% for the third quarter of 2018 compared to 1.07% for the prior quarter. Though we had a larger average balance of higher yielding fixed-rate Agency RMBS and higher prepayment compensation on CMBS IO for the third quarter of 2018 compared to the prior quarter, those benefits were almost entirely offset by higher cost of repurchase agreement financing as a result of increasing short-term interest rates. As shown in the table below, there has been a downward trend in net interest spread for the majority of our investments as a result of increasing short-term borrowing rates:

	Agency MBS (1)			CMBS IO (2)			Non-Agency Other (3)
Quarter Ended	Yield	Cost (4)	Net Yield	Yield	Cost (4)	Net Yield	Yield	Cost (4)	Net Yield
September 30, 2018	3.12%	2.13%	0.99%	3.98%	2.76%	1.22%	30.31%	—%	30.31%
June 30, 2018	2.94%	1.93%	1.01%	3.78%	2.59%	1.19%	30.67%	—%	30.67%
March 31, 2018	2.85%	1.60%	1.25%	3.84%	2.33%	1.51%	11.37%	2.47%	8.90%
December 31, 2017	2.77%	1.36%	1.41%	3.82%	2.13%	1.69%	10.21%	2.24%	7.97%
September 30, 2017	2.51%	1.27%	1.24%	3.89%	2.10%	1.79%	9.21%	2.24%	6.97%

(1)	Includes Agency RMBS and CMBS.
(2) Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Excludes net periodic interest benefit/cost of interest rate swaps used to economically hedge the interest rate risk of using repurchase agreement borrowings to finance our investments.

Core net operating income to common shareholders, a non-GAAP measure, increased to $10.8 million for the third quarter of 2018 from $10.4 million for the second quarter of 2018 due substantially to an increase in adjusted net interest income of $0.5 million. Adjusted net interest income, a non-GAAP measure, increased for the third quarter of 2018 compared to the prior quarter from the improved effective yields noted above, and also from a higher average volume of TBA dollar roll transactions that generated an increase in TBA drop income, partially offset by a lower benefit from net periodic interest on interest rate swaps for the third quarter of 2018 compared to the prior quarter.

Adjusted net interest spread for the third quarter of 2018 decreased 10 basis points compared to the second quarter of 2018 primarily because the Company's net receive rate on its interest rate swaps declined 9 basis points, resulting in a lower net periodic interest benefit. In addition, although TBA drop income was $0.6 million higher during the third quarter of 2018 compared to the second quarter of 2018 as a result of a larger volume of TBA dollar roll transactions, the implied financing rate on these transactions increased approximately 37 basis points from the second quarter of 2018 to the third quarter of 2018. As a result, the net yield from TBA dollar roll transactions declined 32 basis points to 1.61% for the third quarter of 2018 compared to 1.93% for the prior quarter. Please refer to “Non-GAAP Financial Measures” at the end of this section for additional important information.

Total economic return for the third quarter of 2018 was 0% as dividends declared of $0.18 were offset by the decline in book value of $(0.18) to $6.75 as of September 30, 2018 from $6.93 as of June 30, 2018. Year-to-date we have incurred a total economic loss on book value per common share of (0.7)%. Total economic return consists of the sum of dividends declared and change in book value per common share for the respective period.

Management Outlook

In prior quarters, we described the investing environment as being driven by global central bank policy. In the U.S, the Federal Reserve has been tightening monetary policy by increasing the targeted U.S. Federal Funds rate and removing quantitative easing (asset purchasing) support. Markets are currently pricing in approximately three more increases in the Fed Funds target rate through 2019. We believe the Federal Reserve will be data dependent, and the future path of short-term rates is largely tied to global economic outcomes. Given the pressures that are building globally as a result of already higher interest rates in the U.S., we believe the Federal Reserve is nearing the end of increasing the targeted Federal Funds rate. As tightening cycles end, typically the yield curve steepens, increasing returns on capital in marginal investment opportunities. Such a steepening may take a number of quarters to evolve, but even if the yield curve remains relatively flat, we anticipate that Agency RMBS spreads will provide leveraged returns on investment capital in the low teens, as they were at September 30, 2018. Part of the return opportunity in Agency RMBS stems from market concerns over the risk that the Federal Reserve accelerates its balance sheet reduction of these securities. We believe this risk is very low and view Agency RMBS as an attractive investment opportunity relative to other asset classes. We are also concerned about excess U.S. Treasury supply as that could cause interest rates to move higher; however, this would create an investment opportunity for us as we expect to see MBS reprice to a more appropriate risk/reward balance. Our goal is to manage through the transition to higher returns, seeking to preserve capital while providing shareholders with an adequate return in the interim.

Given the fragile economic environment as noted above, in the near term we may rapidly change our outlook for Federal Reserve policy, interest rates and/or credit spreads which could necessitate changes to our investment strategy, duration, overall risk profile, leverage target, or hedging strategy.

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

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance excluding changes in fair value of its investments and derivatives. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap net periodic interest benefit/cost, drop income on TBA dollar roll positions, other operating income (expense), general and administrative expenses, and preferred dividends. Management includes drop income, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, in core net operating income and in adjusted net interest income because TBA dollar roll positions are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes net periodic interest benefit/cost from its interest rate swaps, which are included in "gain (loss) on derivatives instruments, net", in adjusted net interest expense and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including net periodic interest benefit/cost from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from any instrument used by management to economically hedge the impact of changing interest rates on its portfolio and book value per common share, such as Eurodollar futures. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
($ in thousands, except per share amounts)	September 30, 2018	June 30, 2018
GAAP net income to common shareholders	$22,630	$12,710
Less:
Change in fair value of derivative instruments, net (1)	(13,460)	(14,715)
Loss on sale of investments, net	1,726	12,444
De-designated cash flow hedge accretion (2)	(66)	(48)
Fair value adjustments, net	(12)	(27)
Core net operating income to common shareholders	$10,818	$10,364

Weighted average common shares outstanding	57,727	56,295
Core net operating income per common share	$0.19	$0.18

(1)	Amount represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest benefits related to these instruments.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

	Three Months Ended
	September 30, 2018		June 30, 2018
($ in thousands)	Amount	Rate	Amount	Rate
GAAP interest expense/cost of funds	$14,751	2.25%	$14,175	2.06%
Add: net periodic interest benefit (1)	(1,777)	(0.28)%	(2,333)	(0.35)%
Less: de-designated cash flow hedge accretion (2)	66	0.01%	48	0.01%
Adjusted interest expense/adjusted cost of funds	$13,040	1.98%	$11,890	1.72%

(1)
Amount represents net periodic interest benefit of effective interest rate swaps outstanding during the period and excludes realized and unrealized gains and losses from changes in fair value of derivatives.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

	Three Months Ended
	September 30, 2018		June 30, 2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$12,174	1.08%	$11,747	1.07%
Add: TBA drop income	4,262	0.06%	3,619	0.10%
Add: net periodic interest benefit (1)	1,777	0.28%	2,333	0.35%
Less: de-designated cash flow hedge accretion (2)	(66)	(0.01)%	(48)	(0.01)%
Adjusted net interest income	$18,147	1.41%	$17,651	1.51%

(1)
Amount represents net periodic interest benefit of effective interest rate swaps outstanding during the period and excludes realized and unrealized gains and losses from changes in fair value of derivatives.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017 under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2018.

FINANCIAL CONDITION

Our investment portfolio is comprised mostly of fixed-rate investments. As of September 30, 2018, approximately 62% of our investments are 30-year Agency RMBS including TBA dollar roll positions, which we continue to invest in given their more favorable risk-return profile and current liquidity in the market versus other types of MBS. Approximately 23% of our investments are Agency CMBS, mainly in the multifamily sector. Relative to RMBS, CMBS have more predictable prepayment profiles and are therefore less costly to hedge.

The following table provides a summary of the amortized cost and fair value of our investment portfolio including TBA dollar roll positions used for investment purposes as of the dates indicated:

	September 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS, fixed-rate	$1,780,027	$1,738,084	$903,270	$898,678
TBAs, fixed-rate (1)	780,865	779,697	829,425	830,908
Agency RMBS, adjustable rate	36,339	37,068	289,304	285,583
Agency CMBS, fixed-rate	997,058	948,296	1,134,409	1,124,351
CMBS IO (2)	562,327	564,826	683,833	692,522
Non-Agency other (3)	4,833	6,236	23,536	25,855
U.S. Treasuries	—	—	148,267	146,530
Mortgage loans held for investment, net (4)	12,342	9,165	15,738	12,973
Total investment portfolio including TBA dollar roll positions	$4,173,791	$4,083,372	$4,027,782	$4,017,400

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

The following table details the activity related to our MBS portfolio including TBA dollar roll positions during the nine months ended September 30, 2018:

	Agency RMBS		Agency CMBS	CMBS IO (3)	Non-Agency Other (4)	Total
($ in thousands)	30-Year Fixed Rate (1) (2)	Adjustable Rate
Balance as of December 31, 2017	$1,729,586	$285,583	$1,124,351	$692,522	$25,855	$3,857,897
Purchases	896,265	—	51,862	2,814	—	950,941
Principal payments	(64,712)	(26,213)	(26,680)	—	(19,635)	(137,240)
Sales	—	(225,622)	(160,767)	(19,087)	—	(405,476)
(Amortization) accretion	(3,356)	(1,130)	(1,766)	(105,233)	932	(110,553)
Change in fair value	(40,002)	4,450	(38,704)	(6,190)	(916)	(81,362)
Balance as of September 30, 2018	$2,517,781	$37,068	$948,296	$564,826	$6,236	$4,074,207

(1)	Includes securities pending settlement as of dates indicated.

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

RMBS

The following table provides information on our Agency RMBS investments including securities pending settlement and TBA dollar roll positions as of the dates indicated:

	September 30, 2018
				Weighted Average Based on Par
Coupon	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Average Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$228,116	$229,734	$218,671	$234,112	23	8.3%	6.32
4.0%	1,339,668	1,386,905	1,356,169	264,330	9	4.5%	4.81
4.5%	158,111	163,388	163,244	309,714	2	2.5%	3.21
TBA 4.0%	211,000	214,365	213,060	n/a	n/a	n/a	4.50
TBA 4.5%	550,000	566,500	566,637	n/a	n/a	n/a	4.25
Total 30-year fixed-rate	$2,486,895	$2,560,892	$2,517,781	$264,494	10	4.8%	4.70

Adjustable-rate:
4.1% (7)	$35,379	$36,339	$37,068	$208,515	128	18.1%	0.52

Total Agency RMBS (including TBA dollar roll positions)	$2,522,274	$2,597,231	$2,554,849	$263,369	12	5.0%	4.64

	December 31, 2017
				Weighted Average Based on Par
Coupon	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Average Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$244,374	$246,155	$244,818	$233,584	13	5.0%	6.30
4.0%	623,293	657,114	653,860	274,965	4	4.0%	3.91
TBA 4.0%	795,000	829,425	830,908	n/a	n/a	n/a	2.95
Total 30-year fixed-rate	$1,662,667	$1,732,694	$1,729,586	$263,310	6	4.3%	3.80

Adjustable-rate:
3.1% (7)	$278,886	$289,305	$285,583	$271,516	74	16.0%	2.28

Total Agency RMBS (including TBA dollar roll positions)	$1,941,553	$2,021,999	$2,015,169	$265,306	23	7.1%	3.58

(1)	Implied cost basis of TBA dollar roll positions represents the forward price to be paid for the underlying Agency MBS as if settled.

(2)	Fair value of TBA dollar roll positions is the implied market value of the underlying Agency security as of the end of the period if settled.

(3)
The net carrying value of TBA dollar roll positions, which is the difference between their implied market value and implied cost basis, was $(1.2) million as of September 30, 2018 and $1.5 million as of December 31, 2017 and is included on the consolidated balance sheet within “derivative assets”.

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

CMBS

Because Agency CMBS are guaranteed by the GSEs with respect to return of principal, our credit exposure is limited to any unamortized premium remaining on those securities. Because non-Agency CMBS are not guaranteed, our entire investment is exposed to credit losses from the underlying loans collateralizing the CMBS. The amortized cost of our non-Agency CMBS as of September 30, 2018 declined to $3.9 million compared to $22.5 million as of December 31, 2017 due to significant prepayment activity during the first quarter of 2018. The non-Agency CMBS remaining as of September 30, 2018 are comprised of securities collateralized by loans we originated prior to 2000.

The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of the dates indicated by year of origination:

	September 30, 2018			December 31, 2017
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$25,865	$23,418	34	$34,065	$31,026	41
2009 to 2012	81,762	83,637	24	106,619	109,234	27
2013 to 2014	13,578	13,865	76	20,237	20,600	82
2015	301,746	303,877	101	468,296	469,657	103
2016	238,716	240,246	101	239,139	240,831	110
2017	280,945	284,078	109	282,112	285,527	118
2018	51,681	51,861	143	—	—	—
	$994,293	$1,000,982	97	$1,150,468	$1,156,875	99

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

CMBS IO

As of September 30, 2018, our CMBS IO investments comprised approximately 14% of our total portfolio, of which approximately 55% are Agency-issued, relatively unchanged since December 31, 2017. Given supply-demand imbalances in CMBS IO markets, which have lead to less attractive marginal returns, we have not actively purchased these securities in 2018.

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

The following table presents our CMBS IO investments as of September 30, 2018 by year of origination:

	September 30, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010	$4,217	$4,240	9	$6,421	$6,554	13
2011	18,638	19,322	14	25,652	26,720	18
2012	43,402	43,614	20	71,615	72,913	22
2013	77,948	77,890	24	103,730	104,568	28
2014	143,016	143,639	31	171,285	173,043	34
2015	149,935	151,017	36	170,663	172,974	40
2016	75,116	75,148	43	82,698	83,444	47
2017	47,504	47,455	49	51,769	52,306	53
2018	2,551	2,501	73	—	—	—
	$562,327	$564,826	33	$683,833	$692,522	36
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

Interest rate derivatives. As of September 30, 2018, we used interest rate swaps to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. As of December 31, 2017, we held interest rate swaps as well as Eurodollar futures. The following graphs present the effective notional balance outstanding and weighted average net pay-fixed rate for our interest rate derivatives outstanding as of the periods indicated:

(1) Includes one receive-fixed interest rate swap at a notional amount of $100.0 million with a receive-fixed rate of 1.70% as of December 31, 2017.

During the nine months ended September 30, 2018, we added interest rate swaps with a combined notional balance of $1.0 billion at a weighted average net pay-fixed rate of 2.86% in order to increase our protection from rising short-term interest rates. We had interest rate swaps with a notional balance of $2.3 billion and a weighted average pay-fixed rate of 1.29% mature during the nine months ended September 30, 2018. During that same period, we realized a gain of $2.1 million from terminated interest rate swaps with a notional balance of $0.4 billion and realized a gain of $2.6 million for Eurodollar futures with a notional balance of $2.0 billion that matured during that same period.
As of September 30, 2018, we held options on U.S. Treasury futures with an aggregate notional balance of $200.0 million and a fair value of $1.0 million, for which we paid a premium of $1.1 million. We entered the options to enhance returns if interest rates decline while limiting our downside to the premium paid if interest rates increase. During the nine months ended September 30, 2018, we realized a gain of $0.8 million from terminated options on U.S. Treasury futures with a notional balance of $300.0 million.
TBAs. Please refer to “RMBS” above in this section of Part I, Item 2 for additional information about long positions in TBAs, or TBA dollar roll positions, which are used as a means of investing in and financing fixed-rate Agency RMBS. We may also periodically enter into short positions in TBAs to partially hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. We did not hold any short positions in TBA securities as of September 30, 2018. As of December 31, 2017, we held one TBA short position with a coupon of 3.5% and an implied cost basis (if settled) of $(153.8) million, which is included in our derivative liabilities at that date at its net carrying value of $(0.3) million.

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. The following table presents the amount pledged and leverage against the fair value of our non-Agency MBS investments by credit rating as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
($ in thousands)	Fair Value	Amount Pledged	Related Borrowings	Fair Value	Amount Pledged	Related Borrowings
Non-Agency CMBS:
A	—	—	—	$18,212	$18,212	$15,508
Below A/Not Rated	—	—	—	6,552	—	—
	$—	$—	$—	$24,764	$18,212	$15,508

Non-Agency CMBS IO:
AAA	$209,400	$209,395	$177,712	$259,155	$259,151	$218,995
AA	36,740	36,239	30,644	42,486	39,342	35,531
A	681	681	591	735	735	641
Below A/Not Rated	8,775	8,775	7,573	9,840	12,343	8,527
	$255,596	$255,090	$216,520	$312,216	$311,571	$263,694

Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.

Accumulated Other Comprehensive Loss

We recorded other comprehensive loss of $(77.1) million for the nine months ended September 30, 2018 related primarily to declines in fair value of our available-for-sale debt securities as a result of increasing interest rates. The following table includes detail of the accumulated gain (loss) position and change in fair value by type of debt security as of and for the periods indicated:

	As of December 31, 2017	Nine Months Ended		As of September 30, 2018
		September 30, 2018
($ in thousands)		Unrealized Gain (Loss)	Realized Gain (Loss) (1)
Fixed-rate Agency RMBS	$(4,592)	$(37,351)	$—	$(41,943)
Adjustable-rate Agency RMBS	(3,721)	12,235	$(7,785)	729
Agency CMBS	(10,058)	(34,933)	(3,771)	(48,762)
CMBS IO (2)	8,689	(6,368)	178	2,499
Non-Agency other (3)	2,319	(916)	—	1,403
U.S. Treasuries	(1,737)	8,304	(6,567)	—
De-designated cash flow hedges	403	—	(162)	241
Total	$(8,697)	$(59,029)	$(18,107)	$(85,833)
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

Net Interest Income For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net interest income and net interest spread declined for the three months ended September 30, 2018 compared to the same period in 2017 due to higher repurchase agreement borrowing costs as a result of significant increases in short-term interest rates. Repurchase agreement borrowing costs have increased as a result of increases in market borrowing rates such as LIBOR that are significantly influenced by changes in the targeted federal funds rate established by the Federal Reserve. The following tables present certain information about our interest-earning assets and interest-bearing liabilities and their performance for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ended
	September 30,
	2018			2017
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$11,561	$1,384,926	3.34%	$1,390	$186,721	2.98%
Agency CMBS-fixed rate	7,362	1,002,661	2.81%	9,213	1,316,364	2.73%
Agency RMBS-adjustable rate	283	37,634	3.12%	3,159	668,845	1.95%
CMBS IO (5)	6,646	581,770	3.98%	8,050	734,282	3.89%
Non-Agency other (6)	427	4,869	30.31%	959	37,456	9.21%
U.S. Treasuries	45	6,302	2.83%	—	—	—%
Other investments (7)	601	13,226	4.25%	332	16,927	3.92%
Total:	$26,925	$3,031,388	3.33%	$23,103	$2,960,595	2.95%

Interest-bearing liabilities:
Repurchase agreements	$14,780	$2,564,863	2.25%	$9,910	$2,616,250	1.48%
Non-recourse collateralized financing	37	4,260	3.01%	27	5,817	1.97%
De-designated cash flow hedge accretion (8)	(66)	n/a	(0.01)%	(48)	n/a	(0.01)%
Total:	$14,751	$2,569,123	2.25%	$9,889	$2,622,067	1.48%

Net interest income/net interest spread	$12,174		1.08%	$13,214		1.47%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(7)
Interest income for other investments consists of $139 from mortgage loans held for investment, net and $462 from cash and cash equivalents for the three months ended September 30, 2018 compared to $172 and $160 for the three months ended September 30, 2017, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

(8)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

Interest income increased $3.8 million for the three months ended September 30, 2018 compared to the same period in 2017 due to the shift in our portfolio to 30-year fixed-rate Agency RMBS which have higher coupons and lower premium amortization than the adjustable-rate Agency RMBS held in our portfolio during the same period in 2017. The benefit of a higher average balance of higher yielding assets was partially offset by lower prepayment penalty compensation and lower discount accretion on our CMBS and CMBS IO for the three months ended September 30, 2018 compared to the same period in 2017.

Interest expense increased $4.9 million for the three months ended September 30, 2018 compared to the same period in 2017 due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based largely on short-term market rates such as one-month LIBOR which averaged 2.11% for the three months ended September 30, 2018 compared to 1.23% for the same period in 2017.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	September 30, 2018 Compared to September 30, 2017
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$1,251	$8,920	$—	$10,171
Agency CMBS-fixed rate	151	(2,184)	183	(1,850)
Agency RMBS-adjustable rate	112	(3,099)	111	(2,876)
CMBS IO (2)	83	(1,422)	(66)	(1,405)
Non-Agency other (3)	246	(726)	(52)	(532)
U.S. Treasuries	—	45	—	45
Other investments (4)	15	263	(9)	269
Total increase (decrease) in interest income	$1,858	$1,797	$167	$3,822

Interest-bearing liabilities:
Repurchase agreements	$5,046	$(194)	$—	$4,852
Non-recourse collateralized financing, net of other (5)	17	(7)	—	10
Total increase (decrease) in interest expense	5,063	(201)	—	4,862

Total net (decrease) increase in net interest income	$(3,205)	$1,998	$167	$(1,040)

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $301 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Includes decrease of $18 thousand in de-designated cash flow hedge accretion as a change in rate.

The increase of $1.9 million in interest income due to rate is primarily related to our sales of lower yielding hybrid Agency RMBS and the purchase of higher yielding fixed-rate Agency RMBS which resulted in the increase in the average effective yield on our investment portfolio to 3.33% for the three months ended September 30, 2018 compared to 2.95% for the same period in 2017. The average effective yield for Agency CMBS and CMBS IO were also both up modestly primarily due to sales and pay downs of lower yielding assets within those groups as well as a $0.2 million increase in prepayment compensation on Agency CMBS for the three months ended September 30, 2018 compared to the same period in 2017.

Adjusted Net Interest Income For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

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

The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Three Months Ended
	September 30,
	2018		2017
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$12,174	1.08%	$13,214	1.47%
Add: TBA drop income (1)	4,262	0.06%	3,902	0.15%
Add: net periodic interest benefit (cost) (2)	1,777	0.28%	(1,131)	(0.17)%
De-designated cash flow hedge accretion (3)	(66)	(0.01)%	(48)	(0.01)%
Adjusted net interest income	$18,147	1.41%	$15,937	1.44%

1)
TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

(2)
Amount represents net periodic interest benefit (cost) of effective interest rate swaps outstanding during the period and excludes realized and unrealized gains and losses from changes in fair value of derivatives.

(3)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

Adjusted net interest income increased $2.2 million for the three months ended September 30, 2018 compared to the same period in 2017 primarily because of higher TBA drop income in the third quarter of 2018 as well as a net periodic interest benefit from interest rate swaps during the third quarter of 2018 which partially offset the increase in interest expense from our repurchase agreements. The floating rate we receive on the majority of our pay-fixed interest rate swaps is based on 3-month LIBOR which averaged approximately 2.34% for the three months ended September 30, 2018 compared to 1.31% for the same period in 2017. Please refer to “Gain (Loss) on Derivative Instruments, Net” for additional information on our interest rate swaps.

The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Three Months Ended				Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
	September 30,
	2018		2017		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA implied interest income (1)	$9,708	3.66%	$6,150	3.02%	$3,558	$1,708	$1,850
TBA implied interest expense (2)	5,446	2.05%	2,248	1.10%	3,198	2,522	676
TBA drop income/net yield (3)	$4,262	1.61%	$3,902	1.92%	$360	$(814)	$1,174

(1)
Average yield for TBA dollar roll positions is extrapolated by adding average cost (Note 2) to the net yield (Note 3). Implied interest income is calculated by multiplying the average yield by the TBA cost basis outstanding during the period.

(2)
Average funding cost for TBA dollar roll positions is determined using the “price drop” between the near settling TBA contract and the price for the same contract with a later settlement date and market-based assumptions regarding the “cheapest-to-

deliver” collateral that can satisfy the TBA contract, such as the security’s coupon, maturity, and projected prepayment rate anticipated for the collateral. TBA implied interest expense is calculated by multiplying the average funding cost by the average TBA cost basis outstanding during the period.

(3)	TBA net yield is calculated by dividing drop income by the average TBA cost basis outstanding during the period.

Net Interest Income For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net interest income and net interest spread declined for the nine months ended September 30, 2018 compared to the same period in 2017 due to higher borrowing costs as a result of significant increases in short-term interest rates and lower prepayment penalty compensation and discount accretion on our CMBS and CMBS IO during the nine months ended September 30, 2018. The following tables present certain information about our interest-earning assets and interest-bearing liabilities and their performance for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended
	September 30,
	2018			2017
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$27,853	$1,142,907	3.25%	$1,390	$62,924	2.95%
Agency CMBS-fixed rate	22,257	1,031,979	2.83%	26,373	1,254,723	2.76%
Agency RMBS-adjustable rate	3,205	190,854	2.23%	11,710	934,524	1.73%
CMBS IO (5)	19,886	627,537	4.11%	24,678	749,343	4.23%
Non-Agency other (6)	1,495	9,459	20.10%	5,361	70,923	9.17%
U.S. Treasuries	2,012	109,816	2.45%	—	—	—%
Other investments (7)	1,329	14,407	4.11%	866	17,876	3.94%
Total:	$78,037	$3,126,959	3.25%	$70,378	$3,090,313	2.97%

Interest-bearing liabilities:
Repurchase agreements	$40,575	$2,641,929	2.03%	$26,269	$2,736,834	1.27%
Non-recourse collateralized financing	108	4,879	2.82%	73	6,058	1.63%
De-designated cash flow hedge accretion (8)	(162)	n/a	(0.01)%	(220)	n/a	(0.01)%
Total:	$40,521	$2,646,808	2.02%	$26,122	$2,742,892	1.26%

Net interest income/net interest spread	$37,516		1.23%	$44,256		1.71%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(7)
Interest income for other investments consists of $444 thousand from mortgage loans held for investment, net and $885 thousand from cash and cash equivalents for the nine months ended September 30, 2018 compared to $533 and $333 for the nine months ended September 30, 2017, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

(8)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

Interest income increased $7.7 million for the nine months ended September 30, 2018 compared to the same period in 2017 due to the shift in our portfolio to 30-year fixed-rate Agency RMBS which have higher average effective yields than the adjustable-rate Agency RMBS held in our portfolio during the same period in 2017. The benefit of the higher average balance of higher yielding assets was partially offset by the lower prepayment penalty compensation and lower discount accretion on our CMBS and CMBS IO for the nine months ended September 30, 2018 compared to the same period in 2017.

Interest expense increased $14.4 million for the nine months ended September 30, 2018 compared to the same period in 2017 due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based primarily on one-month LIBOR which averaged approximately 1.91% during the nine months ended September 30, 2018 compared to an average of 1.04% for the same period in 2017.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Nine Months Ended
	September 30, 2018 Compared to September 30, 2017
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$2,606	$23,857	$—	$26,463
Agency CMBS-fixed rate	388	(4,623)	120	(4,115)
Agency RMBS-adjustable rate	409	(10,727)	1,813	(8,505)
CMBS IO (2)	(2)	(3,429)	(1,361)	(4,792)
Non-Agency other (3)	724	(2,930)	(1,660)	(3,866)
Treasuries	—	2,012	—	2,012
Other investments (4)	17	462	(17)	462
Total increase (decrease) in interest income	$4,142	$4,622	$(1,105)	$7,659

Interest-bearing liabilities:
Repurchase agreements	$15,290	$(926)	$—	$14,364
Non-recourse collateralized financing, net of other (5)	40	(5)	—	35
Total increase (decrease) in interest expense	15,330	(931)	—	14,399

Total net change in net interest income	$(11,188)	$5,553	$(1,105)	$(6,740)

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $551 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Includes decrease of $58 thousand in de-designated cash flow hedge accretion as a change in rate.

The increase of $4.1 million in interest income due to rate is primarily related to our sales and pay downs of lower yielding MBS across most asset classes since September 30, 2017, which resulted in the average effective yield increasing for the remaining securities in our portfolio for the nine months ended September 30, 2018 compared to the same period in 2017. The proceeds from those sales and pay downs have been predominantly reinvested into higher yielding fixed-rate Agency RMBS since September 30,

2017. The average effective yield for CMBS IO declined 12 basis points, which was primarily due to lower prepayment penalty compensation during the nine months ended September 30, 2018 compared to the same period in 2017.

Adjusted Net Interest Income For the Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

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

	Nine Months Ended
	September 30,
	2018		2017
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$37,516	1.23%	$44,256	1.71%
Add: TBA drop income (1)	11,614	0.05%	5,253	0.04%
Add: net periodic interest benefit (cost) (2)	3,890	0.20%	(3,099)	(0.15)%
De-designated cash flow hedge accretion (3)	162	0.01%	(220)	(0.01)%
Adjusted net interest income	$53,182	1.49%	$46,190	1.59%

(1)
TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

(2)
Amount represents net periodic interest benefit (cost) of effective interest rate swaps outstanding during the period and excludes realized and unrealized gains and losses from changes in fair value of derivatives.

(3)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

Adjusted net interest income increased $7.0 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily because of higher TBA drop income as well as a net periodic interest benefit from interest rate swaps which partially offset the increase in interest expense from our repurchase agreements during the nine months ended September 30, 2018 compared to the same period in 2017. The floating rate we receive on the majority of our pay-fixed interest rate swaps is based on 3-month LIBOR which averaged approximately 2.20% for the nine months ended September 30, 2018 compared to 1.20% for the same period in 2017.

The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Nine Months Ended				Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
	September 30,
	2018		2017		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA implied interest income (1)	$23,483	3.51%	$8,077	2.98%	$15,406	$3,502	$11,904
TBA implied interest expense (2)	11,869	1.77%	2,824	1.04%	9,045	4,883	4,162
TBA drop income/net yield (3)	$11,614	1.74%	$5,253	1.94%	$6,361	$(1,381)	$7,742

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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2018	2017	2018	2017
Interest rate derivatives:
Interest rate swaps:
Net periodic interest costs	$1,777	$(1,131)	$3,890	$(3,099)
Change in fair value (1)	23,242	421	89,944	(14,954)
Total interest rate swap gains (losses), net	25,019	(710)	93,834	(18,053)
Eurodollar futures:
Change in fair value (1)	(189)	—	1,886	—
TBA short positions (economic hedges):	—	—	—	—
Change in fair value (2)	—	—	293	—
Total interest rate derivative gains (losses), net	24,830	(710)	96,013	(18,053)

TBA dollar roll positions:
TBA drop income	4,262	3,902	11,614	5,253
Change in fair value (2)	(9,466)	2,801	(29,870)	3,166
Total TBA dollar roll (losses) gains, net	(5,204)	6,703	(18,256)	8,419

Other derivatives:
Options on U.S. Treasury futures	(127)	—	763	—

Total gain (loss) on derivative instruments, net	$19,499	$5,993	$78,520	$(9,634)

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

Gain on derivative instruments, net for the three months ended September 30, 2018 included $2.6 million of realized gains on terminated interest rate swaps with a notional balance of $250.0 million, $2.0 million of realized losses on TBA dollar roll positions, and $0.8 million of realized gains resulting from $650.0 million of Eurodollar futures that matured during the third quarter of 2018. The increase in fair value of our interest rate swaps was the result of higher interest rates along the entire curve. The decline in fair value of TBA dollar roll positions of $(9.5) million was driven primarily by the increase in interest rates during the third quarter.

Gain on derivative instruments, net for the nine months ended September 30, 2018 included $2.1 million of realized gains on terminated interest rate swaps with a notional balance of $350 million, $15.6 million of realized losses on TBA dollar roll positions, and $2.6 million of realized gains resulting from $2.0 billion of Eurodollar futures that matured during the nine months ended September 30, 2018. The decline in fair value of TBAs of $(29.9) million was driven primarily by the increase in interest rates during the same period.

The following table provides details on the effective interest rate swaps outstanding during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2018	2017	2018	2017
Average repurchase agreement borrowings outstanding	$2,564,863	$2,616,250	$2,641,929	$2,736,834
Average net TBAs outstanding - at cost (1)	982,665	745,270	856,531	353,060
Average borrowings and net TBAs outstanding	3,547,528	3,361,520	3,498,460	3,089,894
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	2,502,609	3,007,609	2,830,824	2,176,300
Ratio of average interest rate swaps to average borrowings and net TBAs outstanding (1)	0.7	0.9	0.8	0.7

Average interest rate swap net pay-fixed rate (excluding forward starting swaps) (2)	2.09%	1.43%	1.84%	1.35%
Average interest rate swap net receive-floating rate (2)	2.32%	1.26%	2.01%	1.15%
Average interest rate swap net pay/(receive) rate	(0.23)%	0.17%	(0.17)%	0.20%

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

We may also periodically enter into short positions in TBAs to hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. Unlike long positions in TBAs in which we execute dollar roll transactions, we do not simultaneously enter into an identical TBA short position with a later settlement date when we pair off initial short positions. Therefore, short positions in TBAs used as economic hedges do not generate drop income (loss). We did not have any short positions in TBAs used as economic hedges as of September 30, 2018.

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	September 30,
	2018		2017
($ in thousands)	Amortized cost basis sold	Loss on sale of investments, net	Amortized cost basis sold	Loss on sale of investments, net
Agency RMBS	$—	$—	$398,662	$(5,160)
Agency CMBS	49,957	(1,720)	13,484	(51)
Agency CMBS IO	10,444	127	—	—
U.S. Treasuries	57,976	(133)	—	—
	$118,377	$(1,726)	$412,146	$(5,211)

	Nine Months Ended
	September 30,
	2018		2017
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$225,622	$(7,785)	$728,952	$(12,392)
Agency CMBS	160,766	(3,771)	206,470	523
Agency CMBS IO	10,444	127	—	—
Non-Agency CMBS IO	8,644	51	—	—
Non-Agency CMBS	—	—	34,506	1,199
Non-Agency RMBS	—	—	16,365	42
U.S. Treasuries	225,369	(6,567)	—	—
	$630,845	$(17,945)	$986,293	$(10,628)

General and Administrative Expenses

General and administrative expenses increased to $(4.0) million for the three months ended September 30, 2018 compared to $(3.6) million for the three months ended September 30, 2017. Other general and administrative expenses increased $0.7 million compared to the third quarter of 2017 due primarily to an increase in expenses related to the litigation discussed in Part II, Item 1 “Legal Proceedings”. Compensation and benefits expense declined $0.4 million due to primarily to lower stock-based compensation and incentive compensation expenses.

General and administrative expenses decreased $0.4 million for the nine months ended nine months ended compared to the same period in 2017. Compensation and benefits expense declined $0.9 million primarily due to lower stock-based compensation expense. Partially offsetting that decline was a $0.5 million increase in legal expenses primarily related to the litigation discussed in Part II, Item 1 “Legal Proceedings” during the nine months ended September 30, 2018 compared to the same period in 2017.

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

Treasuries and unencumbered Agency RMBS, CMBS, and CMBS IO. As of September 30, 2018, our most liquid assets were $286.1 million compared to $283.9 million as of December 31, 2017.

We perform sensitivity analysis on our liquidity based on changes in the fair value of our investments due to, among other things, changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds as well as changes in the fair value of our derivative instruments due to changes in the absolute level of interest rates and the shape of the yield curve. In performing this analysis we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analysis is to assess the adequacy of our liquidity to withstand potential adverse events. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. Including our TBA dollar roll positions at cost (if settled), which was $780.9 million as of September 30, 2018, our leverage was 6.7 times shareholders’ equity. It is possible under certain market conditions that it may be uneconomical for us to roll our TBA dollar roll positions into future months, which may result in us having to take physical delivery of the underlying securities. Because under those circumstances we would have to fund our total purchase commitment with cash or other financing sources, which may impact our liquidity position, management includes our TBA dollar roll positions at cost (if settled) in evaluating the Company’s leverage.

The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA dollar roll positions for the periods indicated:

	Repurchase Agreements			TBA Dollar Roll Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
September 30, 2018	$2,690,858	$2,564,863	$2,701,797	$780,865	$982,665
June 30, 2018	2,514,984	2,716,097	2,844,225	782,408	722,005
March 31, 2018	2,613,892	2,645,714	2,716,729	844,941	863,615
December 31, 2017	2,565,902	2,557,573	2,677,894	829,425	928,329
September 30, 2017	2,519,230	2,616,250	2,801,418	683,813	745,270

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

On June 29, 2018, the Company entered into a new equity distribution agreement pursuant to which we may offer and sell up to 10,000,000 shares of our common stock from time to time through sales agents in ATM offerings. We issued 1.4 million shares of common stock pursuant to this new equity distribution agreement during the three months ended September 30, 2018 for net cash proceeds of $13.4 million at a discount of approximately 6.2% to book value of $6.75 as of September 30, 2018. During the quarter ended September 30, 2018, we issued 32,660 shares of Series B Preferred Stock under our preferred stock ATM program at a discount of approximately 2.5% to its liquidation value of $25.00 per share. Cash proceeds were $0.8 million, net of 1.5% broker commissions and other fees.

Repurchase Agreements

 Our repurchase agreement borrowings are generally renewable at the discretion of our lenders without guaranteed roll-over terms. Given the short-term and uncommitted nature of most of our repurchase agreement financing, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements either with favorable terms or at all. As of September 30, 2018, we had repurchase agreement borrowings outstanding with 17 of our 35 available repurchase agreement counterparties at a weighted average borrowing rate of 2.36% compared to 1.67% as of December 31, 2017. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Agency CMBS and RMBS	4.8%	4.9%	4.8%	4.9%	5.0%
Non-Agency CMBS and RMBS	—%	—%	—%	15.0%	15.0%
CMBS IO	13.3%	13.3%	13.7%	14.6%	15.0%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. Please refer to Note 3 for information regarding counterparties with whom we have the greatest amount of equity at risk as of September 30, 2018.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	September 30, 2018		December 31, 2017
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,849,184	$1,994,027	$1,551,758	$1,700,582
Asia	457,221	479,730	489,376	515,593
Europe	384,453	404,229	524,768	548,924
	$2,690,858	$2,877,986	$2,565,902	$2,765,099

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

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. In addition, counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives, and vice versa as interest rates increase. As of September 30, 2018, we had cash of $58.3 million posted as collateral under these agreements.

As of September 30, 2018, approximately $160 million of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above. Currently, we do not believe we are subject to any covenants that materially restrict our hedging flexibility.
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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of $89.8 million as of September 30, 2018. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2018	$19,149
2019	17,187
2020	5,134
2021 - 2028	2,865
$44,335

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Approximately 79% of our common stock dividends declared during the nine months ended September 30, 2018 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of September 30, 2018:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$2,754,448	$2,754,448	$—	$—	$—
Non-recourse collateralized financing (2)	3,758	1,155	1,501	803	299
Operating lease obligations	329	109	220	—	—
Total	$2,758,535	$2,755,712	$1,721	$803	$299
(1) Includes estimated interest payments calculated using interest rates in effect as of September 30, 2018.
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

Other Matters

As of September 30, 2018, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the nine months ended September 30, 2018 that are expected to have a material impact on the Company’s financial condition or results of operations.

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

As of September 30, 2018, we had a positive net duration gap in our investment portfolio. This indicates that our liabilities mature or reset sooner than our investments, and we have not fully hedged this difference. Therefore, increases in interest rates, particularly rapid increases, will negatively impact the market value of our investments, thereby reducing our book value. The table below shows the projected sensitivity of our net interest income (excluding TBA drop income) and net periodic interest costs on our interest rate swaps; the projected sensitivity of the market value of our investments and derivative instruments (including TBA securities); and the percentage change in shareholders’ equity based on an instantaneous parallel shift in market interest rates as of the dates indicated.

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

	September 30, 2018			December 31, 2017
	Percentage Change in			Percentage Change in
Parallel Shift in Interest Rates	Market Value of Investments (1)	Shareholders’ Equity	Net Interest Income and Net Periodic Interest Costs (2)	Market Value of Investments (1)	Shareholders’ Equity	Net Interest Income and Net Periodic Interest Costs (2)
+100	(1.8)%	(11.0)%	4.5%	(1.7)%	(10.0)%	(8.1)%
+50	(0.7)%	(4.5)%	2.7%	(0.7)%	(4.0)%	(3.2)%
-50	0.4%	2.5%	(5.9)%	0.3%	1.8%	0.7%
-100	0.3%	1.9%	(16.2)%	0.3%	1.6%	2.3%

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

We entered into additional interest rate swaps to hedge the interest rate risk resulting from the implied financing cost inherent in our TBA dollar roll positions; however, the projected sensitivity of TBA drop income (implied interest income less implied financing costs) are not included in the net interest income sensitivity analysis. Because we held a higher projected average notional balance of effective interest rate swaps for the 12-month projection as of September 30, 2018 compared to the 12-month projection as of December 31, 2017, a parallel increase in interest rates is projected to increase our net interest income and net periodic benefit/cost (and decrease if interest rates decline) for the 12-month projection as of September 30, 2018 compared to the 12-month projection as of December 31, 2017.
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

		September 30, 2018		December 31, 2017
Basis Point Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+25	+50	(0.6)%	(3.4)%	(0.5)%	(3.0)%
+25	+0	(0.2)%	(1.0)%	(0.2)%	(0.9)%
+50	+25	(0.5)%	(3.0)%	(0.5)%	(2.8)%
+50	+100	(1.5)%	(8.9)%	(1.3)%	(7.7)%
-10	-50	0.2%	1.3%	0.1%	0.8%

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

The table below is an estimate of the percentage change in projected market value of our investments (including TBA securities) given the indicated change in market spreads as of the dates indicated:

Basis Point Change in Market Spreads	Percentage Change in Projected Market Value of Investments
	September 30, 2018	December 31, 2017
+50	(3.0)%	(3.1)%
+25	(1.7)%	(1.1)%
-25	1.6%	1.6%
-50	3.2%	3.2%

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
Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments during the three months ended September 30, 2018 with respect to the litigation against the Company and DCI Commercial, Inc. (“DCI”), as co-defendants, discussed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The garnishment action related to DCI, which is also discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, is ongoing, but there have been no material developments with respect to this garnishment action during the nine months ended September 30, 2018.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has been authorized by its Board of Directors to repurchase up to $40 million of its outstanding shares of common stock through December 31, 2018. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. During the three months ended September 30, 2018, the Company did not repurchase any shares of common stock under this repurchase authorization, and the Company did not withhold any shares of common stock to satisfy tax withholding obligations arising upon the vesting of restricted shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, effective as of March 12, 2018 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).
10.24.1	Amendment No. 1 to Guarantee Agreement by Dynex Capital, Inc. in favor of Wells Fargo Bank, National Association, dated September 13, 2018 (filed herewith).
10.29.1
Amendment No. 1, dated September 4, 2018, to Equity Distribution Agreement by and among Dynex Capital, Inc., Ladenburg Thalmann & Co. Inc., and JonesTrading Institutional Services LLC (incorporated herein by reference to Exhibit 10.29.1 to Dynex’s Current Report on Form 8-K filed September 4, 2018).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 6, 2018	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	November 6, 2018	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)