Form 10-K
period 2018-12-31
DYNEX CAPITAL INC
filed 2019-02-27
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Yes           ☒           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes           ☐           No           ☒

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $356,954,131 based on the closing sales price on the New York Stock Exchange of $6.53.

On February 25, 2019, the registrant had 70,818,525 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2018, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”). We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2018. See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “the Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We are an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily invests in residential and commercial mortgage-backed securities (“MBS”) on a leveraged basis. We finance our investments principally with borrowings under repurchase agreements. Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through the payment of regular dividends and also potentially through capital appreciation of our investments.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DX”. We have two series of preferred stock outstanding, our 8.50% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") which is traded on the NYSE under the symbol "DXPRA", and our 7.625% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") which is traded on the NYSE under the symbol "DXPRB".

Our investments consist principally of Agency and non-Agency MBS including residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only (“IO”) securities. Agency MBS have a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment. CMBS IO securities in which we invest may be issued by a GSE or a non-governmental enterprise. We may also invest in debt securities issued by the United States Department of the Treasury (“the Treasury” and such securities, “U.S. Treasuries”).

Investment Strategy

Our investment strategy and the allocation of our capital to a particular sector or investment is driven by a “top-down” framework that focuses on the expected risk-adjusted outcome of any investment. Key points of this framework include the following:

•	understanding macroeconomic conditions including the current state of the U.S. and global economies;

•	understanding the regulatory environment, competition for assets, and the terms and availability of financing;

•	sector analysis including understanding absolute returns, relative returns and risk-adjusted returns;

•	security and financing analysis including sensitivity analysis on credit, interest rate volatility, and market value risk; and

•	managing performance and inherent portfolio risks, including but not limited to interest rate, credit, prepayment, and liquidity risks.

In allocating our capital and executing our strategy, we seek to balance the risks of owning specific types of investments with the earnings opportunity on the investment. At various times during the last decade, we have allocated capital to a variety of investments including adjustable-rate and fixed-rate Agency RMBS, Agency CMBS, investment grade and unrated non-Agency RMBS and CMBS, Agency and non-Agency CMBS IO, and residual interests in securitized mortgage loans. Our investments in non-Agency MBS are generally higher quality senior or mezzanine classes (typically rated 'A' or better by one or more of the nationally recognized statistical rating organizations) because they are typically more liquid (i.e., they are more easily converted into cash either through sales or pledges as collateral for repurchase agreement borrowings) and have less exposure to credit losses than lower-rated non-Agency MBS. We regularly review our existing operations to determine whether our investment strategy or business model should change, including through capital reallocation, changing our targeted investments, and shifting our risk position.

RMBS. Substantially all of our investments in RMBS as of December 31, 2018 were Agency issued securities collateralized primarily by fixed-rate single-family mortgage loans. The remainder of our RMBS portfolio is collateralized by adjustable-rate mortgage loans (“ARMs”), which have interest rates that generally adjust at least annually to an increment over a specified interest rate index, and hybrid ARMs, which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and then adjust their interest rate at least annually to an increment over a specified interest rate index (primarily one-year LIBOR).

We also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in non-specified fixed-rate Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. Our TBA purchases are financed by executing a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. These net long TBA positions are referred to as “dollar roll positions”, and we view them as economically equivalent to investing in and financing Agency RMBS using short-term repurchase agreements. TBAs purchased for a forward settlement month are generally priced at a discount relative to TBAs sold for settlement in the current month. This discount, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. We account for TBAs as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA transaction will not settle in the shortest period possible.

CMBS. Substantially all of our CMBS investments as of December 31, 2018 were fixed-rate Agency-issued securities backed by multifamily housing loans. Loans underlying CMBS are generally fixed-rate, mature in eight to eighteen years, have amortization terms of up to 30 years, and are geographically dispersed. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay. From time to time we have invested in non-Agency CMBS backed by loans on multifamily housing, office buildings, retail, hospitality, and health care properties.

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. The loans collateralizing CMBS IO pools are very similar in composition to the pools of loans that collateralize CMBS as discussed above. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Most loans in these securities have some form of prepayment protection from early repayment including absolute loan prepayment lock-outs, loan prepayment penalties, or yield maintenance requirements similar to those typical for CMBS described above. There are no prepayment protections, however, if the loan defaults and is partially or wholly repaid earlier because of loss mitigation actions taken by the underlying loan servicer, and therefore yields on CMBS IO investments are dependent upon the underlying loan performance. Because Agency-issued MBS generally contain higher credit quality loans, Agency CMBS IO are expected to have a lower risk of default than non-Agency CMBS IO. Our CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations.

The performance of our investment portfolio will depend on many factors including but not limited to interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, demand for our investments, general market liquidity, and economic conditions and their impact on the credit performance of our investments. In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” below, "Risk Factors-Risks Related to Our Business" in Item 1A of Part I, and Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk”, of this Annual Report on Form 10-K for further discussion.

Financing Strategy

We use leverage to enhance the returns on our invested capital by pledging our investments as collateral for borrowings primarily through the use of uncommitted repurchase agreements with major financial institutions and broker-dealers. We generally use the proceeds of these borrowings to acquire investment securities. The amount of leverage we utilize depends upon a variety of factors, including but not limited to general economic, political and financial market conditions; the actual and anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our investments; the rating assigned to securities; and our outlook for asset spreads. Repurchase agreements generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings at a rate usually based on a spread to a short-term interest rate such as LIBOR and fixed for the term of the borrowing. Borrowings under these repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.

Repurchase agreement financing is provided principally by major financial institutions and broker-dealers acting as financial intermediaries for money market funds and securities lenders that provide funds to the repurchase agreement markets. Repurchase agreement financing exposes us to counterparty risk to such financial intermediaries, principally related to the excess of our collateral pledged over the amount borrowed. We seek to mitigate this risk by diversifying our repurchase agreement lenders and limiting borrowings from lesser capitalized or lightly regulated counterparties. In limited instances, a money market fund or securities lender has directly provided funds to us without the involvement of a financial intermediary typically at a lower cost than we would incur borrowing from the financial intermediary. Borrowing directly from these sources also reduces our risk to the financial intermediaries.

Please refer to "Risk Factors-Risks Related to Our Business" in Item 1A of Part I of this Annual Report on Form 10-K for additional information regarding significant risks related to repurchase agreement financing.

Hedging Strategy

We use derivative instruments to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily fixed-rate investments financed with short-term repurchase agreements. Changes in interest rates can impact net interest income, the market value of our investments, and book value per common share. In a period of rising interest rates, our earnings and cash flow may be negatively impacted by borrowing costs increasing faster than interest income from our assets, and our book value may decline as a result of declining market values of our MBS. As of December 31, 2018, we primarily utilized pay-fixed interest rate swaps to hedge our interest rate risk. An interest rate swap is a contractual agreement between two counterparties under which each agrees to make periodic interest payments to the other for an agreed upon period based upon a notional amount. Under our pay-fixed interest rate swap agreements, we pay a fixed interest rate and receive a floating interest rate based on one or three-month LIBOR. We may from time to time also enter into “receive-fixed” interest rate swap agreements. Interest rate swap agreements with a forward starting date do not have an exchange of these interest costs until the effective date of such agreement.

To help manage the adverse impact of interest rate changes on the market value of our portfolio as well as our net interest earnings, we may at times enter into forward or futures contracts, including short securities, net short TBA positions, options, futures, swaps, caps, or similar instruments. During portions of 2018, we utilized net short TBA positions, Eurodollar futures, and U.S. Treasury futures to hedge interest rate risk.

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

Our Operating Policies limit our investment in non-Agency MBS that are rated BBB+ or lower at the time of purchase by any of the nationally recognized statistical ratings organizations to $250 million in market value and limit our shareholders’ equity at risk to a maximum of $50 million. We also conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating. In addition, our purchases of non-rated MBS in recent years have been shorter duration securities which we believe to have less credit risk than typical non-rated MBS. Our Operating Policies also set forth limits for the Company’s overall leverage.

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is driven by the performance of our investment portfolio and related financing and hedging activity. In assessing our financial performance, management primarily focuses on net interest income, net interest spread, net income, comprehensive income, book value per common share, and core net operating income to common shareholders (a non-GAAP measure) and total economic return (measured as dividends declared plus changes in book value). Our financial performance may be impacted by a number of factors, many of which are related to or influenced by macroeconomic conditions, market volatility, geopolitical conditions, U.S. Federal Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy. Other factors that may impact our financial performance include, but are not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of investments, competition for investments, economic conditions and their impact on the credit performance of our investments, and market required yields as reflected by market spreads. These factors are influenced by market forces beyond our control.

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

We may utilize our NOL carryforward to offset our taxable earnings after taking the REIT distribution requirements into account. As a result of our public offering of common stock in February 2012, we incurred an "ownership change" as such term is defined in Section 382 of the Code. Because of this ownership change, the amount of the NOL carryforward that we may use each year is limited to approximately $13.5 million, and portions of this amount not utilized are accumulated and rolled forward to the following year. The Tax Cuts and Jobs Act (“TCJA”) permits an NOL generated after December 31, 2017 to be carried forward indefinitely, but NOL carryforwards generated prior to that date are still subject to expiration 20 years after the year in which they are created. The majority of our NOL carryforward will expire in 2020. The following table provides a rollforward of our NOL carryforward for the periods indicated:

	NOL Available for Use	Total NOL
As of December 31, 2015:	$25,190	$89,775
NOL limitation release for the years ended:
December 31, 2016	13,451
December 31, 2017	13,451
December 31, 2018	13,451
NOL used for the years ended:
December 31, 2016	—	—
December 31, 2017	—	—
December 31, 2018 (1)	—	—
As of December 31, 2018	$65,543	$89,775
(1) Subject to completion of our 2018 federal income tax return.

There may be differences between taxable income and net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes.

Failure to satisfy certain Code requirements could cause us to lose our status as a REIT. If we failed to qualify as a REIT for any taxable year, we may be subject to federal income tax at regular corporate rates and would not receive deductions for dividends paid to shareholders. We could, however, utilize our NOL carryforward to offset all or part of our taxable income to the extent the NOL is available to us based on the limitations described above. If we lost or otherwise surrendered our status as a REIT, we could not elect REIT status again for five years. Several of our investments in securitized mortgage loans have ownership restrictions limiting their ownership to REITs. Therefore, if we fail to maintain our REIT status, we would have to sell these investments or otherwise provide for REIT ownership of these investments. In addition, many of our repurchase agreement lenders and interest rate swap counterparties require us to maintain our REIT status. If we were to lose our REIT status, these lenders would have the right to terminate any repurchase agreement borrowings and interest rate swaps outstanding at that time.

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

TCJA

TCJA made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to this legislation, among other items, as of January 1, 2018, (1) the federal income tax rate applicable to corporations was reduced to 21%, (2) the highest marginal individual income tax rate was reduced to 37%, (3) the corporate alternative minimum tax was repealed and (4) the allowable NOL deduction for a given year was reduced to 80% of a corporation’s (including a REIT’s) pre-NOL deduction taxable income. In addition, under the TCJA, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends is 29.6% (plus a 3.8% surtax on net investment income, if applicable). The maximum rate of withholding with respect to our distributions to certain foreign owners that are treated as attributable to gains from the sale or exchange of U.S. real property interests was also reduced from 35% to 21%. The deductibility of net interest expense is limited for all businesses; however, certain businesses, including certain real estate businesses, may elect to not be subject to such limitations, in which case they would be required to depreciate their real property-related assets over longer depreciable lives. To the extent that a taxable REIT subsidiary has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such taxable REIT subsidiary. The reduced corporate tax rate of 21% applies to our taxable REIT subsidiaries. The individual and collective impact of these changes on REITs and their security holders remains uncertain and may not become evident for some period. Prospective and current investors should consult their tax advisors regarding the implications of the TCJA on their investment.

EMPLOYEES

As of December 31, 2018, we have 19 employees and our corporate office is located in Glen Allen, Virginia. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Executive Officers of the Company

Name (Age)	Current Title	Business Experience
Byron L. Boston (60)	Chief Executive Officer, President, Co-Chief Investment Officer, and Director	Chief Executive Officer and Co-Chief Investment Officer effective January 1, 2014; President and Director since 2012; Chief Investment Officer since 2008.
Stephen J. Benedetti (56)	Executive Vice President, Chief Financial Officer, and Chief Operating Officer	Executive Vice President and Chief Operating Officer since 2005; Executive Vice President and Chief Financial Officer from 2001 to 2005 and beginning again in 2008.
Smriti L. Popenoe (50)	Executive Vice President and Co-Chief Investment Officer
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

RISKS RELATED TO OUR BUSINESS

Our use of leverage to enhance returns to shareholders increases the risk of volatility in our results and could lead to material decreases in net interest income, net income, comprehensive income, dividends, book value per common share, and liquidity.

Leverage increases returns on our invested capital if we can earn a greater return on investments than our cost of borrowing, but can decrease returns if borrowing costs increase and we have not adequately hedged against such an increase. Further, using leverage magnifies the potential losses to shareholders' equity and book value per common share if the market value of our investments declines, net of associated hedges.

We also have increased liquidity risk stemming from the potential for margin calls by our lenders for fluctuations in investment collateral values, or if the lender fails to renew or roll over the financing at maturity. If we are unable to access leverage at reasonable terms, our ability to generate adequate returns for our shareholders will be severely impacted. Our ability to access leverage in the conduct of our operations is impacted by the following:

•	market conditions and overall market volatility and liquidity;

•	regulation of our lenders and other regulatory factors;

•	the liquidity of our investments;

•	the market value of our investments;

•	the advance rates by our lenders on investment collateral pledged, and;

•	the willingness of our lenders to finance the types of investments we choose.

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

Fluctuations in the market value of our investments could negatively impact our net income, comprehensive income, shareholders' equity, book value per common share, and liquidity.

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

Our use of hedging strategies to mitigate our interest rate exposure may not be effective and may adversely affect our net income, comprehensive income, liquidity, shareholders’ equity and book value per common share.

We may use interest rate swap agreements, Eurodollar futures, interest rate caps, options, forward contracts and other derivative transactions (collectively, “hedging instruments”) to help mitigate increased financing costs and volatility in the market value of our investments (and therefore shareholders’ equity and book value) from adverse changes in interest rates. Our hedging activity will vary in scope based on. among other things, our portfolio construction and objectives, the actual and implied level and volatility of interest rates, our forecast of future interest rates, and financing sources used. No hedging strategy can completely insulate us from the interest rate risks to which we are exposed, and there can be no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition. Hedging instruments we use may adversely affect our results of operations and book value (particularly if interest rates decline) as the fair value of hedging instruments fluctuates with changes in rates (and require us to post margin to counterparties) and also involve an expense that we will incur regardless of the effectiveness of the hedging activity. In periods of rapidly changing interest rates, particularly declining interest rates, our liquidity could be negatively impacted if declines in the value of the hedges is greater than the increase in fair value of the hedged investments.

Our hedging instruments can be traded on an exchange or administered through a clearing house or under bilateral agreements between us and a counterparty. Bilateral agreements expose us to increased counterparty risk, and we may be at risk of loss of any collateral held by a hedging counterparty if the counterparty becomes insolvent or files for bankruptcy.

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

Fluctuations in interest rates may have various negative effects on us and could lead to reduced net interest income, comprehensive income, book value per common share, and liquidity.

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

Repurchase agreements are generally uncommitted short-term financings with no guaranty of renewal at maturity. Changes to terms of such financing may adversely affect our profitability and our liquidity.

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

We invest in to-be-announced, or TBA, securities and execute TBA dollar roll transactions. It could be uneconomical to roll our TBA contracts or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

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

We invest in assets that are traded in over-the-counter (“OTC”) markets which are less liquid and have less price transparency than securities exchanges. Owning securities that are traded in OTC markets may increase our liquidity risk, particularly in a volatile market environment, because our assets may be more difficult to borrow against or sell in a prompt manner and on terms acceptable to us, and we may not realize the full value at which we previously recorded the investments and/or may incur losses upon sale of these assets.

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
The Federal Reserve owns approximately $1.6 trillion of Agency RMBS as of December 31, 2018. The Federal Reserve is gradually reducing its investment in Agency RMBS by approximately $20 billion a month by not reinvesting principal repayments up to that amount. Any announced or actual increase in the reduction, or if the reduction is not slowed in response to market conditions, prices of Agency RMBS could materially decline which would have a negative impact on the market value of our investments, negatively impacting our comprehensive income, book value per common share, and our liquidity.

Our repurchase agreements and agreements governing certain derivative instruments may contain financial and non-financial covenants. Our inability to meet these covenants could adversely affect our financial condition, results of operations, and cash flows.

In connection with certain of our repurchase agreements and interest rate swap agreements, we are required to maintain certain financial and non-financial covenants. As of January 31, 2019, the most restrictive financial covenants require that we have a minimum of $30 million of liquidity and declines in shareholders' equity no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and interest rate swap agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates and changes in market conditions, could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of an agreement, acceleration of all amounts owed under an agreement, and generally would give the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the underlying agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements and interest rate swap agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.

Prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and the market value of our investments. Changes in prepayment rates may also subject us to reinvestment risk.

We are subject to prepayment risk to the extent that we own investments at premiums to their par value or at yields at a premium to current market yields. Our investment portfolio consists substantially of RMBS and CMBS owned at premiums, and CMBS IO securities which consist entirely of premium, representing the right to receive interest payments on the underlying pools of CMBS loans included in the securitization trust. We amortize the premiums we pay on a security using the effective yield method, which is impacted by actual and projected borrower prepayments of principal on the loans. Prepayments on our investments can occur both on a voluntary and involuntary (i.e., a loan default and subsequent foreclosure and liquidation) basis. Voluntary prepayments tend to increase when interest rates are declining or based on the shape of the yield curve. CMBS and CMBS IO are generally protected from voluntary prepayment for a portion of their expected lives either by an absolute prepayment lock-out on the loan or by yield maintenance or prepayment penalty provisions which serve as full or partial compensation for future lost interest income on the loan. In certain circumstances, compensation for voluntary prepayment on CMBS IO securities may not be sufficient to compensate us for the loss of future excess interest as a result of the prepayment, thereby adversely affecting our results of operations. RMBS provide no specific protection from voluntary prepayment. The actual level of prepayments on our investments will be impacted by economic and market conditions, the absolute levels of interest rates and relative levels of interest rates, the general availability of mortgage credit, and other factors. We have no protection from involuntary prepayments which tend to increase in periods of economic stress and may occur for any of our investment types. Involuntary prepayments on CMBS IO are particularly acute since the investment consists entirely of premium. If we experience actual prepayments in excess of our projections or increase our expectations of future prepayment activity, we will amortize investment premiums at an accelerated rate which could materially reduce our interest income, net income and comprehensive income. In addition, we may reinvest prepayments in lower yielding investments which could lead to lower net interest income and reduced profitability.

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

The FHFA placed Fannie Mae and Freddie Mac under federal conservatorship in 2008. As its conservator, the FHFA has broad regulatory powers over Fannie Mae and Freddie Mac and has entered into Preferred Stock Purchase Agreements, as amended, (“PSPAs”) pursuant to which the Treasury ensures that Fannie Mae and Freddie Mac will separately maintain a positive net worth by committing to purchase their preferred stock. The FHFA as the regulator of the GSEs has proposed several reforms including, among other things, building a common, single, securitization platform between the two entities and gradually contracting their presence in the mortgage marketplace. In addition, the U.S. Congress at various times has considered structural changes to the GSEs, including winding down the GSEs and replacing them with a privately capitalized system that is intended to preserve market liquidity and protect taxpayers from future GSE losses due to economic downturns.

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

Non-Agency MBS are secured by mortgage loans (generally single-family residential properties for RMBS and pools of commercial mortgage loans for CMBS) that have no guarantee of repayment. Typically, non-Agency MBS have non-rated or low rated tranches or classes that are subordinate to principal payments to higher rated classes and absorb losses on the liquidation of the underlying loans. We own securities that generally have some form of credit subordination to our investment with respect to credit losses on the underlying mortgage loans. We bear a risk of loss of principal on our security to the extent losses experienced on the loans in these securities are in excess of such subordination.

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

RMBS securities are generally collateralized by pools of single-family mortgage loans which have less idiosyncratic risk than CMBS and CMBS IO. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. Many factors may impair borrowers’ abilities to repay their loans, including among other things, their employment situation, economic conditions, and the availability of refinancing. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

 The implementation of the Single Security Initiative may adversely affect our financial condition and results of operations.

The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac, under the direction of the FHFA, the GSEs’ regulator and conservator, to develop a common MBS that will be issued by the GSEs. The 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac includes the goal of developing a common MBS. The Single Security would finance the same types of fixed-rate mortgages that currently back Agency MBS eligible for delivery into the TBA market. The GSEs expect to complete the Single Security initiative and issue the first Single Security in the second quarter of 2019 with the impact on forward trading in the TBA market to commence in the first quarter of 2019. Because our primary investments are Agency MBS, we may be adversely impacted by the Single Security Initiative in ways including, but not limited to:

•	the Single Security Initiative may introduce uncertainty and/or negative impacts to the Agency mortgage-backed market which reduce our liquidity, affect asset values, or increase our financing costs;

•	our operational preparations may be insufficient, resulting in operational impacts or missed opportunities;

•
opting to convert legacy Freddie Mac positions to the Uniform Mortgage-Backed Securities (UMBS) will increase the number of delay days between factor changes and payment which could negatively impact our liquidity.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

In 2012, as the result of an investigation into the manipulation of LIBOR, British regulators published a report concluding that LIBOR should undergo comprehensive reform if it was to be retained as a benchmark. Based on this report, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (“FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”). In particular, the FCA Rules include requirements that (i) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (ii) firms submitting LIBOR-related data to the administrator establish and maintain a clear conflict-of-interest policy and appropriate systems and controls. In response, ICE Benchmark Administration Limited (“IBA”) was appointed as the independent LIBOR administrator, effective in early 2014. It is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by IBA, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the British Banker’s Association (the “BBA”), FCA, IBA, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR could affect our interest expense and the fair value of certain of our derivative instruments. We rely on interest rate hedges to mitigate our exposure to such interest rate risk on a portion of our debt obligations, but there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

In November 2014, the U.S. Federal Reserve established a working group composed of large U.S. financial institutions, the Alternative Reference Rates Committee (“ARRC”), to identify a set of alternative interest reference rates to LIBOR. In June 2017, the ARRC selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. SOFR is an observed, backward looking, overnight rate for which it is not currently feasible to create reliable, forward-looking term rates and so SOFR stands in contrast to LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it does not incorporate bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. The development of a SOFR term structure is uncertain, presenting risks regarding how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. Therefore, whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question.

On July 27, 2017, the FCA announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. When LIBOR ceases to exist, we may need to amend certain agreements with our lenders that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. The transition to an alternative rate will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, and our financial condition.

We may change our investment strategy, operating policies, dividend policy, and/or asset allocations without shareholder consent and/or in a manner in which shareholders, analysts, and capital markets may not agree, which could adversely affect our financial condition, results of operations, the market price of our common stock, and our ability to pay dividends to our shareholders.

A change in our investment strategy or asset allocation may materially change our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations. These changes could have a material impact on our ability to continue to pay a dividend at a level that we had previously paid before the change in strategy. Furthermore, if any change in investment strategy, asset allocation, operating or dividend policy is perceived negatively by the markets or analysts covering our stock, our stock price may decline. Part of our investment strategy includes deciding whether to reinvest payments received on our existing investment portfolio. Based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio. If we retain, rather than reinvest, these cash flows, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline. In addition, if the assets we acquire in the future earn lower yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down or are sold.

Competition may prevent us from acquiring new investments at favorable yields, and we may not be able to achieve our investment objectives which may potentially have a negative impact on our profitability.

Our comprehensive income will largely depend on our ability to acquire mortgage-related assets with acceptable risk-return profiles at favorable spreads over our borrowing costs. The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in real estate lending markets depends on various factors, including interest rates, regional and national economic conditions, and real estate values. In acquiring investments, we may compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, insurance companies, mutual funds, GSEs and other entities that purchase assets similar to ours, many of which have greater financial resources than we do. Because of these factors, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

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

Loans underlying non-Agency MBS we own are serviced by third-party service providers. These servicers provide for the primary and special servicing of these securities. In that capacity these service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan including as applicable the foreclosure and sale of the real estate owned. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to certain of its servicing activities. We have no contractual rights with respect to these servicers, and our risk management operations may not be successful in limiting future delinquencies, defaults, and losses. If a third-party servicer fails to perform its duties under the securitization documents, this may result in a material increase in delinquencies or losses to the securities. As a result, the value of the securities may be impacted, and we may incur losses on our investment.

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

In the event of bankruptcy either by ourselves or one or more of our third-party lenders, under the U.S. Bankruptcy Code, assets pledged as collateral under repurchase agreements may not be recoverable by us. We may incur losses equal to the excess of the collateral pledged over the amount of the associated repurchase agreement borrowing.

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

On December 7, 2012, the CFTC’s Division of Swap Dealer and Intermediary Oversight (the “Division”) issued no-action relief from commodity pool operator (“CPO”) registration to mortgage REITs that use CFTC-regulated products (“commodity interests”) and that satisfy certain enumerated criteria. Pursuant to the no-action letter, the Division will not recommend that the CFTC take enforcement action against a mortgage REIT if its operator fails to register as a CPO, provided that the mortgage REIT (i) submits a claim to take advantage of the relief and (ii) the mortgage REIT: (a) limits the initial margin and premiums required to establish its commodity interest positions to no greater than 5% of the fair market value of the mortgage REIT’s total assets; (b) limits the net income derived annually from its commodity interest positions, excluding the income from commodity interest positions that are “qualifying hedging transactions,” to less than 5% of its annual gross income; (c) does not market interests in the mortgage REIT to the public as interests in a commodity pool or otherwise in a vehicle for trading in the commodity futures, commodity options or swaps markets; and (d) either: (A) identified itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or (B) if it has not yet filed its first U.S. income tax return on Form 1120-REIT, it discloses to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.

We believe that we have complied with all of the requirements set forth above as of and for the year ended December 31, 2018. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.

We are highly dependent on information and communication systems and third parties, and systems failures or cybersecurity incidents could significantly disrupt our business or lead to significant losses, which may, in turn, negatively affect the market price of our common and preferred stocks and our ability to operate our business.

Our business is highly dependent on communications and information systems particularly as it relates to the custodians of our investments and our lenders. Any failure or interruption of our communication or information systems, or any cyber-attack or security breach of our networks or systems, could cause delays or other problems in our trading or borrowing activities, including MBS trading and repurchase agreement borrowing activities, or could lead to unauthorized trading activity, any of which could have a significant adverse effect on our financial condition or results of operations. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, and fewer third parties that are willing to conduct business with us. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including custodians, clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective communication or information systems experience failure, interruption, cyber-attacks, or security breaches. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks and to monitor our systems for cyber-attacks and security threats. These costs and losses associated with these risks are difficult to predict and quantify and could have a significant adverse effect on our results of operations.

Computer malware, viruses, computer hacking. and phishing attacks have become more prevalent and may occur on our systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected, and it is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations. We rely heavily on our financial, accounting and other data processing systems, and any failure to maintain performance, reliability and security of these systems and our other technical infrastructure could have a significant adverse effect on our financial condition or results of operations.

We pay a monthly dividend to our shareholders. A monthly dividend strategy could attract shareholders that are especially sensitive to the level and frequency of the dividend. If we were to reduce the dividend or change back to a quarterly payment cycle, our share price could materially decline.

Our strategy of paying a monthly dividend is designed in part to attract retail shareholders that invest in stocks which pay a monthly dividend. The ownership of our stock may become overly concentrated in shareholders who only invest in monthly dividend paying stocks. These shareholders may be more sensitive to reductions in the dividend or a change in the payment cycle and our share price could materially decline if we were to reduce the dividend or change the payment cycle of our dividend.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our operations and use of leverage also subject us to interpretations of the Code, and technical or inadvertent violations of the relevant requirements under the Code could cause us to lose our REIT status or to pay significant penalties and interest. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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

The passage of TCJA may adversely affect the U.S. residential housing market, which could adversely affect our business.

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

We intend to pay regular dividends to our common stockholders and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income, subject to certain adjustments including utilization of our NOL, is distributed. However, we have not established a minimum dividend payment level, and the amount of our dividend will fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our GAAP and tax earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions, or our Board of Directors may change our dividend policy in the future. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

For REIT test purposes, we treat repurchase agreement transactions as financing of the investments pledged as collateral. If the IRS disagrees with this treatment our ability to qualify as a REIT could be adversely affected.

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

If we unknowingly undergo another ownership change under Section 382 or miscalculate the limitations imposed by a known ownership change, the use of the NOL could be more limited than we have determined, and we may utilize (or may have utilized) more of the NOL than we otherwise expected. In such an instance, we may be required to pay taxes, penalties, and interest on the excess amount of NOL used, or we may be required to declare a deficiency dividend to our shareholders for the excess amount. In addition, if any impermissible use of the NOL led to a failure to comply with the REIT distribution requirements, we could fail to qualify as a REIT.

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
We lease one facility located at 4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia 23060 which provides 9,350 square feet of office space for our executive officers and employees. The term of the lease expires in March 2020 but may be renewed at our option for four additional periods of one year each at a rental rate 2.5% greater than the rate in effect during the preceding 12-month period or for one additional five-year period at the fair market rental rate for the period such determination is being made for office space of comparable condition and location.

ITEM 3.	LEGAL PROCEEDINGS
As previously disclosed, the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., were defendants in litigation filed by Basic Capital Management, Inc., et al. (the “DCI Plaintiffs”) regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company (the “DCI Litigation”). The DCI Litigation concluded in 2004 and, after various appeals by the DCI Plaintiffs, no judgment or damages were entered against the Company. Final judgment in the principal amount of $46.5 million, including damages of $25.6 million and attorneys' fees and post-judgment interest of $20.9 million, was entered in the DCI Litigation against only DCI (the “DCI Judgment”). On April 26, 2017, the DCI Plaintiffs filed a suit, case no. DC-17-04848 (the “Suit”), in the 191st District Court of Dallas County, Texas, (the “191st District Court”) naming the Company and DCI as co-defendants. The case was removed to the United States District Court for the Northern District of Texas (the “U.S. District Court, Northern District of Texas”). The Suit represents the DCI Plaintiffs’ attempt to collect the DCI Judgment from the Company and alleges that the Company and DCI conspired to fraudulently transfer DCI assets to the Company and to commit related acts to defraud the DCI Plaintiffs with respect to recovery on the DCI Judgment. The Suit also alleges that the Company and DCI are a single business enterprise. On May 7, 2018, the Suit was dismissed, and the DCI Plaintiffs filed an amended complaint on June 4, 2018, adding former corporate affiliates of the Company and a current executive officer as defendants. On January 25, 2019, the U.S. District Court, Northern District of Texas, dismissed the amended complaint, finding that the DCI Plaintiffs’ allegations as they relate to the single enterprise claims were conclusory without alleging particular supporting facts to state a claim, and in the case of the former corporate affiliates and our executive officer, for lack of personal jurisdiction. The U.S. District Court, Northern District of Texas, also found that the DCI Plaintiffs’ allegations as they relate to fraudulent transfers did not sufficiently allege facts to enable the Court to draw reasonable inference that the Company or DCI acted with constructive or actual fraudulent intent. The DCI Plaintiffs have until March 8, 2019 to file an amended complaint.

One of the DCI Plaintiffs also filed a claim against the Company for $11.3 million on May 24, 2018 in the 68th District Court of Dallas County, Texas (the “68th District Court”) seeking payment allegedly pursuant to the provisions of a litigation cost sharing agreement, as amended, entered into initially in December 2000 between the Company and DCI. On June 20, 2018, the Company removed the matter to the United States District Court, and on June 21, 2018, the Company filed a motion to transfer the lawsuit to the U.S. District Court for the Eastern District of Virginia. The Company has filed a declaratory judgment action in the Eastern District of Virginia seeking a declaration that the Company is not obligated under the litigation cost sharing agreement to pay any portion of the DCI Judgment. On January 30, 2019, the U.S. District Court, Northern District of Texas, remanded the case back to the 68th District Court. The Company has moved to dismiss the case from the 68th District Court for lack of subject matter jurisdiction. The declaratory judgment action in the U.S. District Court in the Eastern District of Virginia is still pending as of February 27, 2019.

The Company believes that the above matters against it are baseless and without merit and intends to continue to defend itself vigorously in these actions. The Company believes, based upon information currently available, that the above matters will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. The outcome, however, of any legal proceeding, including the above matters, cannot be predicted with certainty. As such, no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. If the Company is not successful in its defense efforts, the resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements in a given future reporting period.

Separately, and as previously disclosed, in 2014, third parties were awarded a judgment against certain of the DCI Plaintiffs in a matter not involving the Company or DCI. Those parties (the “Garnishment Plaintiffs”) are currently pursuing a garnishment action against the DCI Judgment. The Garnishment Plaintiffs have requested from the Company and DCI via post-judgment discovery certain information related to DCI while it was an operating subsidiary of an affiliate of the Company and certain other information related to the activities of DCI.

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
None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately 21,742 holders of record as of February 20, 2019. On that date, the closing price of our common stock on the New York Stock Exchange was $6.03 per share.

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

The following table summarizes dividends declared per share and their related tax characterization for the years ended December 31, 2018 and December 31, 2017:

	Tax Characterization			Total Dividends Declared Per Share
	Ordinary	Capital Gain	Return of Capital
Common dividends declared:
Year ended December 31, 2018	$0.1586272	$—	$0.5613728	$0.7200
Year ended December 31, 2017	$0.2151908	$—	$0.5048092	$0.7200

Preferred Series A dividends declared:
Year ended December 31, 2018	$2.1250000	$—	$—	$2.1250
Year ended December 31, 2017	$2.1250000	$—	$—	$2.1250

Preferred Series B dividends declared:
Year ended December 31, 2018	$1.9062500	$—	$—	$1.9063
Year ended December 31, 2017	$1.9062500	$—	$—	$1.9063

The following graph is a five-year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index. The table below assumes $100 was invested at the close of trading on December 31, 2013 in each of our common stock, the S&P 500, the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index and assumes reinvestment of dividends.

	Cumulative Total Stockholder Returns as of December 31,
Index	2013	2014	2015	2016	2017	2018
Dynex Capital, Inc. Common Stock	$100.00	$115.98	$102.02	$123.68	$140.64	$128.69
S&P 500	$100.00	$113.68	$115.24	$129.02	$157.17	$150.27
Bloomberg Mortgage REIT Index	$100.00	$119.43	$107.61	$131.58	$158.25	$153.65
SNL U.S. Finance REIT Index	$100.00	$114.52	$105.02	$129.36	$150.94	$145.09

The sources of this information are Bloomberg, SNL Financial, and Standard & Poor’s, which management believes to be reliable sources. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

The Company’s Board of Directors has authorized the repurchase up to $40 million of the Company’s outstanding shares of common stock through December 31, 2020. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The Company did not repurchase any shares during the three months ended December 31, 2018.

ITEM 6.    SELECTED FINANCIAL DATA
Our selected financial data presented below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.

	As of/For the Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:	($ in thousands except per share data)
Mortgage-backed securities	$3,749,464	$3,026,989	$3,212,084	$3,493,701	$3,516,239
U.S. Treasuries	—	146,530	—	—	—
Total assets	3,886,089	3,305,778	3,397,731	3,670,048	3,688,311
Repurchase agreements	3,267,984	2,565,902	2,898,952	2,589,420	3,013,110
Total liabilities	3,358,936	2,748,720	2,930,547	3,178,023	3,081,009
Shareholders’ equity	527,153	557,058	467,184	492,025	607,302
Common shares outstanding	62,817,218	55,831,549	49,153,463	49,047,335	54,739,111
Book value per common share	$6.02	$7.34	$7.18	$7.71	$9.02
Leverage (1)	8.0	6.4	6.3	6.5	5.1

Statement of Comprehensive Income Data:
Interest income	$110,051	$94,502	$91,898	$100,244	$105,644
Interest expense	59,574	36,178	25,231	22,605	25,915
Net interest income	50,477	58,324	66,667	77,639	79,729
(Loss) gain on sale of investments, net	(23,373)	(11,530)	(4,238)	(978)	16,223
(Loss) gain on derivative instruments, net	(3,461)	3,044	(5,606)	(43,128)	(53,393)
General and administrative expenses	(15,105)	(15,819)	(14,707)	(17,668)	(16,007)
Net (loss) income to common shareholders	(4,778)	23,099	33,914	7,368	18,630
Comprehensive (loss) income to common shareholders	(31,860)	47,011	14,073	(26,716)	73,762
Average common shares outstanding	57,704,818	50,416,520	49,114,497	52,847,197	54,701,485
Net (loss) income per common share-basic and diluted	$(0.08)	$0.46	$0.69	$0.14	$0.34
Comprehensive (loss) income per common share-basic and diluted	$(0.55)	$0.93	$0.29	$(0.51)	$1.35
Dividends declared per share:
Common	$0.72	$0.72	$0.84	$0.96	$1.00
Series A Preferred	$2.13	$2.13	$2.13	$2.13	$2.13
Series B Preferred	$1.91	$1.91	$1.91	$1.91	$1.91

(1)
Leverage is calculated by dividing total liabilities by total shareholders’ equity as of each period end except for December 31, 2018 and December 31, 2017 which include TBA long positions at cost (as if settled) of $882.2 million and $829.4 million, respectively, within total liabilities.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Other Data Including Non-GAAP Financial Measures:	($ in thousands except per share data)
Adjusted interest expense (1)	$53,981	$39,863	$27,943	$24,836	$27,345
Adjusted net interest income (1)	70,756	63,817	63,955	75,408	78,299
Core net operating income to common shareholders (1)	42,283	37,003	40,943	49,174	54,162
Core net operating income per common share (1)	$0.73	$0.73	$0.83	$0.93	$0.99

Average interest earning assets	$3,219,642	$3,052,372	$3,236,903	$3,685,936	$3,822,870
Average balance of borrowings	2,734,855	2,697,601	2,912,426	3,269,711	3,347,701
Effective yield (2)	3.37%	3.06%	2.82%	2.71%	2.76%
Cost of funds (2)	2.15%	1.32%	0.85%	0.68%	0.76%
Net interest spread	1.22%	1.74%	1.97%	2.03%	2.00%

Adjusted cost of funds (1)	1.94%	1.46%	0.94%	0.75%	0.81%
Adjusted net interest spread (3)	1.48%	1.64%	1.88%	1.96%	1.95%
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

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance excluding changes in fair value of its investments and derivatives. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest costs, drop income on TBA dollar roll positions, general and administrative expenses, and preferred dividends. Management includes drop income, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, in core net operating income and in adjusted net interest income because TBA dollar roll positions are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes periodic interest costs from its interest rate swaps, which are also included in "gain (loss) on derivatives instruments, net", in adjusted net interest expense, and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including periodic interest costs from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from any instrument used by management to economically hedge the impact of changing interest rates on its portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Reconciliations of GAAP to Non-GAAP Financial Measures:	($ in thousands except per share data)

GAAP net (loss) income to common shareholders	$(4,778)	$23,099	$33,914	$7,368	$18,630
Less:
Change in fair value of derivative instruments, net (1)	23,977	2,717	3,145	37,398	45,175
Loss (gain) on sale of investments, net	23,373	11,530	4,238	978	(16,223)
(Accretion) amortization of de-designated cash flow hedges (2)	(237)	(268)	(251)	3,499	6,788
Fair value adjustments, net	(52)	(75)	(103)	(69)	(208)
Core net operating income to common shareholders	$42,283	$37,003	$40,943	$49,174	$54,162
Average common shares outstanding	57,704,818	50,416,520	49,114,497	52,847,197	54,701,485
Core net operating income per common share	$0.73	$0.73	$0.83	$0.93	$0.99

GAAP interest expense	$59,574	$36,178	$25,231	$22,605	$25,915
Add: net periodic interest (benefit) cost of derivative instruments	(5,830)	3,417	2,461	5,730	8,218
Less: accretion (amortization) of de-designated cash flow hedges (2)	237	268	251	(3,499)	(6,788)
Adjusted interest expense	$53,981	$39,863	$27,943	$24,836	$27,345
Average balance of borrowings	2,734,855	2,697,601	2,912,426	3,269,711	3,347,701
Adjusted cost of funds	1.94%	1.46%	0.94%	0.75%	0.81%

GAAP net interest income	$50,477	$58,324	$66,667	$77,639	$79,729
Add:
TBA drop income	14,686	9,178	—	—	—
Net periodic interest benefit (cost) of derivative instruments	5,830	(3,417)	(2,461)	(5,730)	(8,218)
Less: (accretion) amortization of de-designated cash flow hedges (1)	(237)	(268)	(251)	3,499	6,788
Adjusted net interest income	$70,756	$63,817	$63,955	$75,408	$78,299
Adjusted net interest spread	1.48%	1.64%	1.88%	1.96%	1.95%

(1)

(2)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Our investment strategy of maintaining a diversified portfolio of residential and commercial MBS with higher liquidity and lower credit risk continued to benefit our shareholders in spite of a volatile and challenging global economic environment. During 2018, we were able to maintain steady quarterly dividends for our shareholders as we generated solid cash flow from our investment portfolio despite the 100-basis point increase in the U.S. Federal Funds rate and corresponding increases in our funding costs. Though we experienced a lower return environment and our book value declined throughout 2018, we were able to raise new capital and maintain strong liquidity into the fourth quarter when the most recent return of market volatility led to opportunities to invest capital at wider credit spreads and higher expected returns.

Though interest rates along the entire curve increased during 2018, longer-term interest rates were range bound while shorter-term interest rates rose in response to continued increases in the Federal Funds rate causing both the U.S. Treasury and swap curves to flatten during the year. Economic growth in the U.S. was steady and inflation remained well contained throughout the year, limiting the upward pressure on medium and long-term interest rates. In the fourth quarter of 2018, market participants grew increasingly concerned over the potential negative impact on economic growth from U.S. monetary and fiscal policy, causing credit spreads on risk assets to widen while Treasury and swap rates rallied. As a result of the wider credit spreads, the fair value of our MBS declined significantly late in the fourth quarter of 2018, causing the majority of the Company’s loss of $(1.32) in its book value per common share during 2018, which ended the year at $6.02 per common share compared to $7.34 as of December 31, 2017.

The chart below shows the highest and lowest rates during the year ended December 31, 2018 as well as the rates as of December 31, 2018 and December 31, 2017 for the indicated U.S. Treasury securities:

The chart below shows the highest and lowest swap rates during the year ended December 31, 2018 as well as the swap rates as of December 31, 2018 and December 31, 2017:

A flattening yield curve puts pressure on our net interest spread because our repurchase agreement borrowing costs, which are based on short-term interest rates, increase faster than the interest income we earn on our investments. The table below shows the declines in net interest spread for the majority of our investments as a result of higher funding costs and the flatter yield curve:

	Agency MBS (1)			CMBS IO (2)
Quarter Ended	Yield	Cost (3)	Net Interest Spread	Yield	Cost (3)	Net Interest Spread
December 31, 2018	3.28%	2.41%	0.87%	3.89%	2.99%	0.90%
September 30, 2018	3.12%	2.13%	0.99%	3.98%	2.76%	1.22%
June 30, 2018	2.94%	1.93%	1.01%	3.78%	2.59%	1.19%
March 31, 2018	2.85%	1.60%	1.25%	3.84%	2.33%	1.51%
December 31, 2017	2.77%	1.36%	1.41%	3.82%	2.13%	1.69%

(1)	Includes Agency RMBS and CMBS.
(2) Includes Agency and non-Agency issued securities.

(3)	Excludes net periodic interest benefit/cost of interest rate swaps used to economically hedge the interest rate risk of using repurchase agreement borrowings to finance our investments.

Summary of 2018 Results

For the year ended December 31, 2018, we reported a comprehensive loss to common shareholders of $(31.9) million, which consisted of net loss to common shareholders of $(4.8) million and other comprehensive loss of $(27.1) million. Higher interest rates and wider credit spreads drove larger declines in the fair value of our MBS (including TBAs) relative to the increases in the fair value of our derivative instruments used to hedge interest rate risk from our assets. Net unrealized losses on MBS of $(50.2) million and net realized losses on TBA dollar roll positions of $(10.7) million were partially offset by net realized gains of $7.3 million on our hedging instruments. Net interest income declined during 2018 to $50.5 million compared to $58.3 million during 2017 as the impact of the higher interest rate environment on our repurchase agreement borrowing costs outpaced the benefits of increased leverage and having a larger investment portfolio during 2018. The remainder of our net loss for 2018 was primarily comprised of general and administrative expenses of $(15.1) million and preferred dividends $(11.8) million. Please refer to “Results of Operations” within this Item 7 for further discussion of these components of comprehensive loss.

For the year ended December 31, 2017, we reported comprehensive income to common shareholders of $47.0 million, which was comprised of net income to common shareholders of $23.1 million and other comprehensive income of $23.9 million. Because the fair value of our financial instruments is influenced by market factors outside of management’s control, it is difficult to compare our net income (loss) and comprehensive income (loss) with those same measures in other reporting periods, particularly those periods with significant market volatility. As such, management uses a non-GAAP measure, core net operating income to common shareholders, to evaluate and compare the Company’s performance to prior periods because it excludes the impact of market volatility on the fair value of its financial instruments. Core net operating income to common shareholders was $42.3 million for the year ended December 31, 2018 compared to $37.0 million for the year ended December 31, 2017. We received a net benefit of $5.8 million on our interest rate swaps for the year ended December 31, 2018 compared to a net cost of $(3.4) million for the prior year, which partially offset the increase in our repurchase agreement borrowing costs mentioned above. In addition, TBA drop income increased $5.5 million due to a larger volume of TBA dollar roll transactions and general and administrative expenses decreased $(0.7) million for the year ended December 31, 2018 compared to the prior year. Please refer to “Non-GAAP Financial Measures” contained within Item 6 of this Annual Report on Form 10-K for additional important information regarding the Company’s use of non-GAAP financial measures.

Management Outlook

As asset managers and investors of capital, we seek to assess the probability of events and to identify the most dominant factors that may ultimately influence the future path of economic activity, interest rates, and global asset prices. Today, we believe that we are in a lower return environment characterized by interest rates that will spend more time in a narrower range than in recent history. Fundamentally, we believe that increasing global debt, demographic trends, technology advances, and human conflict could keep the 10-year U.S. Treasury below 3.5% and within a broader range of 2% to 4% substantially into the future. As of February 15, 2019, negative interest rates on debt globally is trending higher again after trending lower since a peak in 2016. Additionally, there are multiple global factors that could rapidly force interest rates to and even below the lower bound of this narrower interest rate range.

Negative side effects of monetary policy tightening are already developing in the global economy and impacting global capital markets, which has limited the most recent rise in interest rates in the U.S. Markets have quickly repriced the expected number of Federal Funds rate increases for the remainder of this cycle. As tightening cycles end, typically the yield curve steepens, increasing returns on capital in marginal investment opportunities. Such a steepening may take a number of quarters to evolve, but even if the yield curve remains relatively flat, we anticipate that MBS will continue to provide attractive leveraged returns on investment capital during 2019.

                Longer term, there are factors that management believes continue to favor our business model. An increasingly aging population worldwide continues to support a growing demand for cash yield which should favorably benefit long-term valuations of mortgage REITs. We believe securitized mortgage assets supported by the U.S. government are among the safest yielding investments in an uncertain global environment. In addition, as the Federal Reserve reduces its investment in Agency RMBS and if, as widely expected, the GSEs are reformed, we believe the need for private capital in the U.S. housing finance system will create new investment opportunities with attractive total return profiles. In the meantime, we believe our investment strategy of maintaining a diversified highly liquid, low credit risk portfolio allows us to generate solid cash flow while also providing us with flexibility to respond to surprising global events.

Market volatility experienced in the fourth quarter of 2018 has modestly subsided thus far in 2019, resulting in tighter credit spreads on Agency RMBS and CMBS, thereby improving our book value per common share since December 31, 2018. In addition, we raised approximately $46.1 million in capital at the end of January 2019 by closing a public offering of over 8 million shares of our common stock. The timing of this capital raise was crucial as it allowed us to deploy the proceeds into assets we believe will provide higher returns relative to the returns available in recent history.

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

Fair Value Measurements. Our Agency MBS, as well as a majority of our non-Agency MBS, are substantially similar to securities that either are actively traded or have been recently traded in their respective market. Pricing services and brokers have access to observable market information through trading desks and various information services. We receive a price evaluation for each of our MBS from a primary pricing service selected by the Company. To determine each security's valuation, the primary pricing service uses either a market approach or income approach, both of which rely on observable market data. The market approach uses prices and other relevant information that is generated by market transactions of identical or similar securities, while the income approach uses valuation techniques to convert estimated future cash flows to a discounted present value. Management reviews the assumptions and inputs utilized in the valuation techniques. Examples of these observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things. The Company compares the price received from its primary pricing service to other prices received from additional third-party pricing services and multiple broker quotes for reasonableness.

We typically receive a total of three to six bid-side prices from pricing services and brokers for each of our securities; prices obtained from brokers are not binding on either the broker or us. Management does not adjust the prices received, but, for securities on which we receive five or more prices, the high and low prices are excluded from the calculation of the average price. In addition, management reviews the prices received for each security by comparing those prices to actual purchase and sale transactions, our internally modeled prices that are calculated based on observable market rates and credit spreads, and the prices that our borrowing counterparties use in financing our securities. Management reviews prices which vary significantly from the pricing service and may exclude such prices from its calculation of fair value. The decision to exclude any price from use in the calculation of the fair values used in our consolidated financial statements is reviewed and approved by management independent of the pricing process. The average of the remaining prices received is used for the fair values included in our consolidated financial statements. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. The security is classified as a level 3 security if the inputs are unobservable, resulting in an estimate of fair value based primarily on management's judgment. As of December 31, 2018, less than 0.1% of our MBS are level 3 securities. Please refer to Note 5 of the Notes to our Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information on fair value measurements.
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
The determination as to whether an other-than-temporary impairment ("OTTI") exists, as well as its amount, is subjective, as such determinations are based not only on factual information available at the time of assessment but also on management’s estimates of future performance and cash flow projections. As a result, the timing and amount of any OTTI may constitute a material estimate that is susceptible to significant change. Our expectations with respect to our securities in an unrealized loss position may change over time, given, among other things, the dynamic nature of markets and other variables. For example, if the GSEs suffer losses or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of OTTI for Agency MBS in future periods. Future sales or changes in our expectations with respect to Agency or non-Agency securities in an unrealized loss position could result in us recognizing other-than-temporary impairment charges or realizing losses on sales of MBS in the future.

FINANCIAL CONDITION

Our investment portfolio is comprised mostly of Agency fixed-rate investments. As of December 31, 2018, approximately 65% of our investments are 30-year Agency RMBS including TBA dollar roll positions, which we continue to invest in given their more favorable risk-return profile and current liquidity in the market versus other types of MBS. Approximately 23% of our investments are Agency CMBS, mainly in the multifamily sector. Relative to RMBS, CMBS have more predictable prepayment profiles and are therefore less costly to hedge. The following charts compare our portfolio investment allocations as of December 31, 2018 to December 31, 2017:

(1)	Includes securities pending settlement as of the periods indicated.

(2)
Includes net long positions in TBAs used for investment purposes at their implied market value as if settled. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

The following table provides a summary of the amortized cost and fair value of our investment portfolio (including TBA dollar roll positions and securities pending settlement) used for investment purposes as of the dates indicated:

	December 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS, fixed-rate	$2,142,717	$2,124,810	$903,270	$898,678
TBAs, fixed-rate (1)	882,230	888,469	829,425	830,908
Agency RMBS, adjustable rate	32,666	33,211	289,304	285,583
Agency CMBS, fixed-rate	1,080,424	1,057,015	1,134,409	1,124,351
CMBS IO (2)	527,743	532,154	683,833	692,522
Non-Agency other (3)	1,859	2,274	23,536	25,855
U.S. Treasuries	—	—	148,267	146,530
Mortgage loans held for investment, net (4)	11,527	8,566	15,738	12,973
Total investment portfolio including TBA dollar roll positions	$4,679,166	$4,646,499	$4,027,782	$4,017,400

(1)
Consists of long positions in TBAs used for investment purposes at their implied cost basis and implied market value, respectively, as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(2)

(3)

(4)	Recorded on consolidated balance sheet at amortized cost.

The following table details the activity related to our MBS portfolio including TBA dollar roll positions during the year ended December 31, 2018:

	Agency Fixed-Rate		CMBS IO (3)	Agency Adjustable Rate RMBS	Non-Agency Other (4)	Total
($ in thousands)	30-Year RMBS (1) (2)	CMBS
Balance as of December 31, 2017	$1,729,586	$1,124,351	$692,522	$285,583	$25,855	$3,857,897
Purchases	1,396,408	235,897	4,780	—	—	1,637,085
Principal payments	(99,246)	(36,348)	—	(29,809)	(23,675)	(189,078)
Sales	—	(251,247)	(24,198)	(225,622)	—	(501,067)
(Amortization) accretion	(4,910)	(2,287)	(136,672)	(1,207)	1,998	(143,078)
Change in fair value	(8,559)	(13,351)	(4,278)	4,266	(1,904)	(23,826)
Balance as of December 31, 2018	$3,013,279	$1,057,015	$532,154	$33,211	$2,274	$4,637,933

(1)	Includes securities pending settlement as of dates indicated.

(2)
Includes long positions in TBAs used for investment purposes at their implied market value as if settled and excludes short positions in TBAs used for economic hedging purposes. All TBAs are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(3)

(4)

RMBS

The following table provides information on our Agency RMBS investments including securities pending settlement and TBA dollar roll positions as of the dates indicated:

	December 31, 2018
				Weighted Average
Coupon	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$223,573	$225,148	$218,286	$233,855	26	5.7%	5.66
4.0%	1,651,854	1,699,012	1,687,390	272,159	10	5.2%	4.06
4.5%	211,429	218,557	219,134	291,874	5	5.3%	2.48
TBA 4.0%	110,000	111,175	112,101	n/a	n/a	n/a	3.54
TBA 4.5%	750,000	771,055	776,368	n/a	n/a	n/a	2.61
Total 30-year fixed-rate	$2,946,856	$3,024,947	$3,013,279	$270,053	11	5.3%	3.67

Adjustable-rate:
4.3% (7)	$31,782	$32,666	$33,211	$210,597	132	25.6%	0.52

Total Agency RMBS (including TBA dollar roll positions)	$2,978,638	$3,057,613	$3,046,490	$269,161	13	5.6%	3.63

	December 31, 2017
				Weighted Average
Coupon	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$244,374	$246,155	$244,818	$233,584	13	5.0%	6.30
4.0%	623,293	657,114	653,860	274,965	4	4.0%	3.91
TBA 4.0%	795,000	829,425	830,908	n/a	n/a	n/a	2.95
Total 30-year fixed-rate	$1,662,667	$1,732,694	$1,729,586	$263,310	6	4.3%	3.80

Adjustable-rate:
3.1% (7)	$278,886	$289,305	$285,583	$271,516	74	16.0%	2.28

Total Agency RMBS (including TBA dollar roll positions)	$1,941,553	$2,021,999	$2,015,169	$265,306	23	7.1%	3.58

(1)	Implied cost basis of TBA dollar roll positions represents the forward price to be paid for the underlying Agency MBS as if settled.

(2)	Fair value of TBA dollar roll positions is the implied market value of the underlying Agency security as of the end of the period if settled.

(3)
The net carrying value of TBA dollar roll positions, which is the difference between their implied market value and implied cost basis, was $6.2 million as of December 31, 2018 and $1.5 million as of December 31, 2017 and is included on the consolidated balance sheet within “derivative assets”.

(4)	TBA dollar roll positions are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(5)	Constant prepayment rate (“CPR”) represents the 3-month CPR of Agency RMBS held as of date indicated. Securities with no prepayment history are excluded from this calculation.

(6)
Duration measures the sensitivity of a security's price to the change in interest rates and represents the percent change in price of a security for a 100-basis point increase in interest rates. We calculate duration using third-party financial models and empirical data. Different models and methodologies can produce different estimates of duration for the same securities.

(7)	Coupon of adjustable-rate Agency RMBS represents the weighted average coupon based on amortized cost.

CMBS

The following table presents the par value, amortized cost, and weighted average months to estimated maturity of our CMBS investments as of the dates indicated by year of origination:

	December 31, 2018			December 31, 2017
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	Par Value	Amortized Cost	Months to Estimated Maturity (1)
Year of Origination:
2008 and prior	$20,302	$18,868	33	$34,065	$31,026	41
2009 to 2012	74,935	76,567	23	106,619	109,234	27
2013 to 2014	13,516	13,790	73	20,237	20,600	82
2015	210,679	212,755	97	468,296	469,657	103
2016	238,559	240,033	98	239,139	240,831	110
2017	280,530	283,567	106	282,112	285,527	118
2018	236,425	235,847	142	—	—	—
	$1,074,946	$1,081,427	102	$1,150,468	$1,156,875	99

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

Because Agency CMBS are guaranteed by the GSEs with respect to return of principal, our credit exposure is limited to any unamortized premium remaining on those securities. The amortized cost of our non-Agency CMBS as of December 31, 2018 declined to $1.0 million compared to $22.5 million as of December 31, 2017 due to significant prepayment activity during 2018. The non-Agency CMBS remaining as of December 31, 2018 are comprised of securities collateralized by loans originated prior to 2000.

CMBS IO

As of December 31, 2018, our CMBS IO investments comprised approximately 11% of our total portfolio, of which approximately 55% are Agency-issued, relatively unchanged since December 31, 2017. Given supply-demand imbalances in CMBS IO markets, which have led to less attractive marginal returns, we have not actively purchased these securities in 2018.

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

The following table presents our CMBS IO investments as of December 31, 2018 by year of origination:

	December 31, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010	$3,493	$3,474	8	$6,421	$6,554	13
2011	16,542	17,295	13	25,652	26,720	18
2012	39,558	39,994	19	71,615	72,913	22
2013	72,649	73,073	22	103,730	104,568	28
2014	134,114	134,808	30	171,285	173,043	34
2015	143,163	144,673	35	170,663	172,974	40
2016	67,625	68,015	41	82,698	83,444	47
2017	46,125	46,336	48	51,769	52,306	53
2018	4,474	4,486	73	—	—	—
	$527,743	$532,154	32	$683,833	$692,522	36
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Derivative Assets and Liabilities

We regularly monitor and adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio, shifts in the yield curve, and our expectations with respect to the future path of interest rates and interest rate volatility. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Annual Report on Form 10-K for more information.

Interest rate derivatives. As of December 31, 2018, we used interest rate swaps to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. As of December 31, 2017, we held interest rate swaps as well as Eurodollar futures. The following graphs present the effective notional balance outstanding and weighted average net pay-fixed rate for our interest rate derivatives outstanding as of the periods indicated:

(1) Includes one receive-fixed interest rate swap at a notional amount of $100.0 million with a receive-fixed rate of 1.70% as of December 31, 2017.

During the year ended December 31, 2018, we added interest rate swaps with a combined notional balance of $1.8 billion at a weighted average net pay-fixed rate of 2.97% in order to increase our protection from rising short-term interest rates. We had interest rate swaps with a notional balance of $2.4 billion and a weighted average pay-fixed rate of 1.32% mature during the twelve months ended December 31, 2018. During that same period, we realized a gain of $7.2 million from terminated interest rate swaps with a notional balance of $0.7 billion and realized a gain of $2.6 million for Eurodollar futures with a notional balance of $2.0 billion that matured during that same period.
During the year ended December 31, 2018, we terminated options on U.S. Treasury futures with an aggregate notional balance of $800.0 million, for which we realized a loss of $0.7 million. We entered the options to enhance returns if interest rates decline while limiting our downside to the premium paid if interest rates increase. Additionally, during the twelve months ended December 31, 2018, we added U.S. Treasury futures with an aggregate notional balance of $0.5 billion and terminated $0.4 billion with a realized loss of $3.4 million. Utilizing U.S. Treasury futures and options on U.S. Treasury futures enabled us to mitigate the impact of interest rate changes on our tangible net asset value. In addition, these instruments provided economic advantages compared to other hedging alternatives given the market environment during the year.
TBAs. Please refer to “RMBS” above in this section of Part I, Item 2 for additional information about long positions in TBAs, or TBA dollar roll positions, which are used as a means of investing in and financing fixed-rate Agency RMBS. We may also periodically enter into short positions in TBAs to partially hedge the impact of adverse changes in interest rates on the fair value of our fixed-rate Agency RMBS. We did not hold any short positions in TBA securities as of December 31, 2018. As of December 31, 2017, we held one TBA short position with a coupon of 3.5% and an implied cost basis (if settled) of $(153.8) million, which is included in our derivative liabilities at that date at its net carrying value of $(0.3) million.

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. As of December 31, 2018, all non-Agency MBS pledged as collateral for repurchase agreements were CMBS IO, of which approximately 82% are rated AAA and less than 4% are rated A or below. As of December 31, 2017, approximately 77% of non-Agency MBS pledged as collateral for repurchase agreements were CMBS IO rated AAA and less than 11% were CMBS and CMBS IO rated A or below. Please refer to Note 3 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.

Shareholder’s Equity

During the year ended December 31, 2018, we issued 65.9 thousand shares of Series B Preferred Stock under our preferred stock ATM program at a discount of approximately 3% to the par value of $25.00 per share. Cash proceeds were $1.6 million, net of 1.5% broker commissions and other fees. We also issued 6.8 million shares of common stock pursuant to our ATM common stock program during 2018 for net cash proceeds of $41.7 million at an average share price of $6.21. We typically use the cash proceeds from these capital raises in combination with repurchase agreement borrowings to purchase additional interest earning assets for our investment portfolio. Please refer to Note 11 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for information regarding a public offering and sale of common stock subsequent to December 31, 2018.

We recorded other comprehensive loss of $(27.1) million for the year ended December 31, 2018 related primarily to declines in fair value of our available-for-sale debt securities. The decline in fair value for the majority of our MBS was primarily the result of increasing interest rates throughout 2018 and widening credit spreads during the fourth quarter of 2018. The following table includes detail of the accumulated other comprehensive income (loss) position and change in fair value by type of debt security as of and for the periods indicated:

	Accumulated Other Comprehensive (Loss) Income As of	Other Comprehensive (Loss) Income (1) For the	Accumulated Other Comprehensive (Loss) Income As of
		Year Ended
($ in thousands)	December 31, 2017	December 31, 2018	December 31, 2018
Fixed-rate Agency RMBS	$(4,592)	$(13,315)	$(17,907)
Adjustable-rate Agency RMBS	(3,721)	4,266	545
Agency CMBS	(10,058)	(13,351)	(23,409)
CMBS IO (2)	8,689	(4,278)	4,411
Non-Agency other (3)	2,319	(1,904)	415
U.S. Treasuries	(1,737)	1,737	—
De-designated cash flow hedges	403	(237)	166
Total	$(8,697)	$(27,082)	$(35,779)
(1) Includes amounts reclassified from accumulated other comprehensive loss into net income as “gain (loss) on sale of investments, net” as well as amounts reclassified into “interest expense” related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

(2)

(3)

RESULTS OF OPERATIONS

The discussions below provide information on certain items on our consolidated statements of comprehensive income. These discussions include both GAAP and non-GAAP financial measures which management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of “Executive Overview” in Item 2 of this Annual Report on Form 10-K for additional important information about these measures.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Interest Income for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net interest income and net interest spread declined for the year ended December 31, 2018 compared to the same period in 2017 due to higher borrowing costs as a result of significant increases in short-term interest rates and lower prepayment penalty compensation and discount accretion on our CMBS and CMBS IO during the year ended December 31, 2018. The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the year ended December 31, 2018 and December 31, 2017:

	Year Ended
	December 31,
	2018			2017
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$44,017	$1,325,261	3.32%	$5,995	$200,908	2.98%
Agency CMBS-fixed rate	30,053	1,033,094	2.87%	35,011	1,234,913	2.80%
Agency RMBS-adjustable rate	3,472	151,273	2.30%	13,276	773,331	1.72%
CMBS IO (5)	25,987	606,280	4.29%	32,177	736,773	4.37%
Non-Agency other (6)	2,644	7,806	33.87%	6,198	60,162	10.30%
U.S. Treasuries	2,012	82,136	2.45%	616	28,848	2.14%
Other investments (7)	1,866	13,792	4.21%	1,229	17,437	4.01%
Total:	$110,051	$3,219,642	3.37%	$94,502	$3,052,372	3.06%

Interest-bearing liabilities:
Repurchase agreements	$59,674	$2,730,295	2.16%	$36,345	$2,691,650	1.33%
Non-recourse collateralized financing	137	4,560	2.97%	101	5,951	1.68%
De-designated cash flow hedge accretion (8)	(237)	n/a	(0.01)%	(268)	n/a	(0.01)%
Total:	$59,574	$2,734,855	2.15%	$36,178	$2,697,601	1.32%

Net interest income/net interest spread	$50,477		1.22%	$58,324		1.74%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(5)

(6)

(7)
Interest income for other investments consists of $583 thousand from mortgage loans held for investment, net and $1,283 thousand from cash and cash equivalents for the year ended December 31, 2018 compared to $698 thousand and $531 thousand for the year ended December 31, 2017, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

(8)

Interest income increased $15.5 million for the year ended December 31, 2018 compared to the same period in 2017 due to the growth in the average interest earning assets in our portfolio, particularly into higher yielding 30-year fixed-rate Agency RMBS. Interest expense increased $23.4 million for the year ended December 31, 2018 compared to the same period in 2017 due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based primarily on one-month LIBOR which averaged approximately 2.02% during the year ended December 31, 2018 compared to an average of 1.11% for the same period in 2017.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended
	December 31, 2018 Compared to December 31, 2017
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$4,473	$33,549	$—	$38,022
Agency CMBS-fixed rate	825	(5,619)	(164)	(4,958)
Agency RMBS-adjustable rate	500	(12,093)	1,789	(9,804)
CMBS IO (2)	45	(4,867)	(1,368)	(6,190)
Non-Agency other (3)	855	(3,542)	(867)	(3,554)
Treasuries	258	1,138	—	1,396
Other investments (4)	36	601	—	637
Total increase (decrease) in interest income	$6,992	$9,167	$(610)	$15,549

Interest-bearing liabilities:
Repurchase agreements	$22,485	$844	$—	$23,329
Non-recourse collateralized financing, net of other (5)	109	(42)	—	67
Total increase in interest expense	22,594	802	—	23,396

Total net change in net interest income	$(15,602)	$8,365	$(610)	$(7,847)

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $752 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Decrease of $31 thousand in de-designated cash flow hedge accretion is included as a change in rate.

The increase of $7.0 million in interest income due to rate is primarily related to our sales and pay downs of lower yielding MBS across most asset classes since December 31, 2017, which resulted in the average effective yield increasing for the remaining securities in our portfolio for the year ended December 31, 2018 compared to the same period in 2017. The proceeds from those sales and pay downs have been predominantly reinvested into higher yielding fixed-rate Agency RMBS since December 31, 2017. The average effective yield for CMBS IO declined 8 basis points, which was primarily due to lower prepayment penalty compensation during the year ended December 31, 2018 compared to the same period in 2017.

Adjusted Net Interest Income for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Management includes drop income from TBA dollar roll transactions and net periodic interest benefit (cost) of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. Please refer to “Non-GAAP Financial Measures” of Item 6 of this Annual Report on Form 10-K for additional information and a reconciliation of this non-GAAP measure.

Adjusted net interest income increased $6.9 million for the year ended December 31, 2018 compared to the same period in 2017 primarily because we received a net periodic interest benefit from interest rate swaps of $5.8 million for the year ended December 31, 2018 compared to a net cost of $(3.4) million for the year ended December 31, 2017. The floating rate we receive on the majority of our pay-fixed interest rate swaps is based on 3-month LIBOR which averaged approximately 2.31% for the year ended December 31, 2018 compared to 1.26% for the same period in 2017. Please refer to “(Loss) Gain on Derivatives, Net” below for additional information regarding our interest rate swaps.

In addition, higher TBA drop income due to a larger volume of TBA dollar roll transactions contributed to the increase in our adjusted net interest income for the year ended December 31, 2018 compared to the same period in 2017. The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Year Ended				Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
	December 31,
	2018		2017		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA implied interest income (1)	$31,335	3.63%	$15,162	3.01%	$16,173	$5,463	$10,710
TBA implied interest expense (2)	16,649	1.93%	5,984	1.19%	10,665	6,438	4,227
TBA drop income/net yield (3)	$14,686	1.70%	$9,178	1.82%	$5,508	$(975)	$6,483

Average amortized cost basis	$861,483		$504,859

(1)
Average yield for TBA dollar roll positions is extrapolated by adding average cost (see footnote 2) to the net yield (see footnote 3). Implied interest income is calculated by multiplying the average yield by the TBA cost basis outstanding during the period.

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

(Loss) Gain on Derivative Instruments, Net

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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2018	2017
Interest rate derivatives:
Interest rate swaps:
Net periodic interest benefit (cost)	$5,830	$(3,417)
Change in fair value (1)	4,533	785
Total interest rate swap gains (losses), net	10,363	(2,632)
U.S. Treasury and Eurodollar futures:
Change in fair value (1)	(2,722)	821
TBA short positions (economic hedges):
Change in fair value (2)	293	(902)
Total interest rate derivative gains (losses), net	7,934	(2,713)

TBA dollar roll positions:
TBA drop income	14,686	9,178
Change in fair value (2)	(25,423)	(3,421)
Total TBA dollar roll (losses) gains, net	(10,737)	5,757

Other derivatives:
Options on U.S. Treasury futures	(658)	—

Total gain (loss) on derivative instruments, net	$(3,461)	$3,044

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

Loss on derivative instruments, net for the year ended December 31, 2018 included net realized gains of $7.2 million on interest rate swaps terminated during the year and a net realized loss of $(0.8) million on Eurodollar and U.S. Treasury futures that matured during 2018. The decline in fair value of TBA dollar roll positions of $(10.7) million was driven primarily by the increase in interest rates during 2018 and is comprised of a net realized loss of $(15.5) million and a net unrealized gain of $4.8 million. For the year ended December 31, 2017, gain (loss) on derivative instruments, net included $(6.0) million of net losses on terminated interest rate swaps with a net notional balance of $1.1 billion and $3.6 million of net gains on TBAs that were realized during the year.

During 2018, we maintained our interest rate swap hedge position at approximately 80% of our average borrowings and net TBAs outstanding as shown in the table below. The floating rate we receive on the majority of our pay-fixed interest rate swaps is based on 3-month LIBOR which increased to an average of 2.31% during the year ended December 31, 2018 compared to 1.26% for the year ended December 31, 2017. As a result, we earned a net periodic interest benefit of $5.8 million from our interest rate swaps during 2018 compared to a net periodic interest cost of $(3.4) million during 2017, which partially offset the increase in our interest expense from higher interest rates on our repurchase agreement borrowings. The following table provides details on the effective interest rate swaps outstanding during the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2018	2017
Average repurchase agreement borrowings outstanding	$2,730,295	$2,691,650
Average net TBAs outstanding - at cost (1)	845,931	498,059
Average borrowings and net TBAs outstanding	3,576,226	3,189,709
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	2,863,877	2,409,918
Ratio of average interest rate swaps to average borrowings and net TBAs outstanding (1)	0.8	0.8

Average interest rate swap net pay-fixed rate (excluding forward starting swaps) (2)	1.95%	1.38%
Average interest rate swap net receive-floating rate (2)	2.12%	1.22%
Average interest rate swap net pay/(receive) rate	(0.17)%	0.16%

(1)
Because the Company executes TBA dollar roll transactions, which economically represent the purchase and financing of fixed-rate Agency RMBS, the average TBAs outstanding are included in the ratio calculation.

(2)	Net rates include receive-fixed (pay-floating) interest rate swaps.

As mentioned in “Financial Condition” of this Annual Report on Form 10-K, we hold long positions in TBA securities which management views as economically equivalent to investing in and financing Agency RMBS using short-term repurchase agreements. We execute a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. A portion of the total change in fair value of TBAs is referred to by management as “drop income (loss)” and is calculated as the difference in price between the TBA security purchased for a forward settlement month and the price of a TBA security sold for settlement in the current month times its notional amount.

Loss on Sale of Investments, Net

Sales of our investments occur in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Year Ended
	December 31,
	2018		2017
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$225,622	$(7,785)	$728,952	$(12,392)
Agency CMBS	251,247	(9,218)	252,759	(135)
Agency CMBS IO	15,554	146	—	—
Non-Agency CMBS IO	8,644	51	—	—
Non-Agency CMBS	—	—	34,506	1,199
Non-Agency RMBS	—	—	16,365	42
U.S. Treasuries	255,370	(6,567)	52,041	(244)
	$756,437	$(23,373)	$1,084,623	$(11,530)

During the years ended December 31, 2018 and December 31, 2017, we sold a significant portion of our investment portfolio in anticipation of higher interest rates and a flattening yield curve. Included in these sales was a majority of our adjustable-rate Agency RMBS, which generally underperform in a flat yield curve environment, and certain Agency CMBS which were either expected to mature in the near term or had lower weighted average coupons than newer issue Agency CMBS. We also sold an Agency CMBS which had a relatively larger principal balance with higher liquidity risk due to its margin call requirements in the event of prepayment. The sale of U.S. Treasuries in 2017 and 2018 was to reallocate capital principally into higher yielding Agency fixed-rate RMBS. During the year ended December 31, 2017, we also sold approximately half of our non-Agency CMBS investments because their risk-adjusted returns were lower relative to fixed-rate Agency RMBS and sold the majority of our non-Agency RMBS because these investments were generally within a year of their expected maturity.

General and Administrative Expenses

General and administrative expenses decreased $0.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Compensation and benefits expense declined $1.9 million primarily due to lower bonus and stock-based compensation expense based on Company performance for 2018 versus 2017. Partially offsetting that decline was a $1.2 million increase in other general and administrative expenses primarily related to the litigation discussed in Part I, Item 3, “Legal Proceedings” as well as higher information technology and consulting expenses.

Other Comprehensive (Loss) Income

The following table provides detail on the changes in fair value by type of available-for-sale investment which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2018	2017
Fixed-rate Agency RMBS	$(13,315)	$(4,592)
Adjustable-rate Agency RMBS	4,266	9,398
Agency CMBS	(13,351)	12,238
CMBS IO (1)	(4,278)	12,035
Non-Agency other (2)	(1,904)	(3,162)
U.S. Treasuries	1,737	(1,737)
Unrealized (loss) gain on available-for-sale investments	(26,845)	24,180
Reclassification adjustment for de-designated cash flow hedges	(237)	(268)
Total other comprehensive (loss) income	$(27,082)	$23,912

(1)

(2)

During the year ended December 31, 2018, we recorded a net unrealized loss of $(26.8) million on our available-for-sale investments which declined in fair value primarily as a result of increasing interest rates throughout 2018 and widening credit spreads during the fourth quarter of 2018.

During the year ended December 31, 2017, we recorded a net unrealized gain of $24.2 million on our available-for-sale investments because the fair value of our Agency CMBS as well as our CMBS IO were favorably impacted by credit spread tightening, which more than offset unfavorable impacts on our investments from increasing interest rates.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Interest Income for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Year Ended
	December 31,
	2017			2016
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$5,995	$200,908	2.98%	$—	$—	—%
Agency CMBS-fixed rate	35,011	1,234,913	2.80%	27,447	917,404	2.95%
Agency RMBS-adjustable rate	13,276	773,331	1.72%	23,788	1,393,328	1.71%
CMBS IO (5)	32,177	736,773	4.37%	31,067	746,458	4.16%
Non-Agency other (6)	6,198	60,162	10.30%	8,647	157,707	5.48%
U.S. Treasuries	616	28,848	2.14%	—	—	—%
Other investments (7)	1,229	17,437	4.01%	949	22,006	3.89%
Total:	$94,502	$3,052,372	3.06%	$91,898	$3,236,903	2.82%

Interest-bearing liabilities:
Repurchase agreements	$36,345	$2,691,650	1.33%	$24,191	$2,659,809	0.89%
FHLB advances	—	—	—%	1,193	244,967	0.48%
Non-recourse collateralized financing	101	5,951	1.68%	98	7,650	1.27%
De-designated cash flow hedge accretion (8)	(268)	n/a	(0.01)%	(251)	n/a	(0.01)%
Total:	$36,178	$2,697,601	1.32%	$25,231	$2,912,426	0.85%

Net interest income/net interest spread	$58,324		1.74%	$66,667		1.97%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(5)

(6)

(7)
Interest income for other investments consists of $698 thousand from mortgage loans held for investment, net and $531 thousand from cash and cash equivalents for the year ended December 31, 2017 compared to $856 thousand and $93 thousand for the year ended December 31, 2016, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

(8)

Interest income and effective yields on our total MBS portfolio for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 primarily due to higher prepayment penalty income from CMBS and CMBS IO. Interest income and effective yields on MBS also increased overall as a result of our shift in investment strategy to higher yielding 30-year fixed-rate securities.

Increases in interest expense for the year ended December 31, 2017 compared to the same periods in 2016 were due to higher borrowing rates on our repurchase agreements. Our borrowing rates are based primarily on one-month LIBOR which increased approximately 79 basis points from December 31, 2016 to December 31, 2017.

During the fourth quarter of 2017, we purchased U.S. Treasuries which yielded 2.14% on an average balance of $114.5 million outstanding during the quarter. These highly liquid securities allow us a low-cost method of earning a return on available cash without increasing spread risk while monitoring the availability of higher yielding MBS with attractive risk/return profiles. We did not own any U.S. Treasuries prior to these fourth quarter 2017 purchases.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended
	December 31, 2017 Compared to December 31, 2016
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$—	$5,995	$—	$5,995
Agency CMBS-fixed rate	51	7,557	(40)	7,568
Agency RMBS-adjustable rate	357	(11,069)	200	(10,512)
CMBS IO (2)	(350)	(364)	1,824	1,110
Non-Agency other (3)	(2)	(3,957)	1,506	(2,453)
Treasuries	—	616	—	616
Other investments (4)	21	256	3	280
Total increase (decrease) in interest income	$77	$(966)	$3,493	$2,604

Interest-bearing liabilities:
Repurchase agreements and FHLB advances	$12,807	$(1,846)	$—	$10,961
Non-recourse collateralized financing, net of other (5)	(14)	—	—	(14)
Total increase (decrease) in interest expense	12,793	(1,846)	—	10,947

Total net change in net interest income	$(12,716)	$880	$3,493	$(8,343)

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $438 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Includes increase of $17 thousand in de-designated cash flow hedge accretion as a change in rate.

Net interest income and net interest spread declined during the year ended December 31, 2017 due to higher borrowing costs compared to the year ended December 31, 2016. Higher borrowings costs were partially mitigated by the increase in interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016, which primarily resulted from higher prepayment penalty income from CMBS and CMBS IO as well as our replacement of lower yielding adjustable-rate RMBS with higher yielding fixed-rate MBS during 2017.

Adjusted Net Interest Income for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Adjusted net interest income remained relatively stable at $63.8 million for the year ended December 31, 2017 compared to $64.0 million for the year ended December 31, 2016. The increase in repurchase agreement borrowing costs and net periodic interest costs were partially offset by $9.2 million in drop income from TBA dollar roll positions generated during the year ended December 31, 2017. Please refer to “Non-GAAP Financial Measures” in Item 6 of this Annual Report on Form 10-K for a reconciliation of this non-GAAP measure.

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

	Year Ended
	December 31,
	2017		2016
($ in thousands)	Amortized cost basis sold	(Loss) gain on sale of investments, net	Amortized cost basis sold	(Loss) gain on sale of investments, net
Agency RMBS	$728,952	$(12,392)	$57,188	$(3,010)
Agency CMBS	252,759	(135)	—	—
Non-Agency CMBS	34,506	1,199	34,868	(1,228)
Non-Agency RMBS	16,365	42	—	—
U.S. Treasuries	52,041	(244)	—	—
	$1,084,623	$(11,530)	$92,056	$(4,238)

We sold the majority of our investments in adjustable-rate Agency RMBS during the year ended December 31, 2017 as we expected these assets to underperform other asset classes in the then-current flat yield curve environment. In addition, we also sold certain Agency CMBS which were either expected to mature in the near term, had lower weighted average coupons than other Agency CMBS, or had a relatively larger principal balance with higher liquidity risk due to its margin call requirements in the event of prepayment. During the same period, we also sold approximately half of our non-Agency CMBS investments because their risk-adjusted returns were lower relative to fixed-rate Agency RMBS and sold the majority of our non-Agency RMBS because these investments were generally within a year of their expected maturity.

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

Other Comprehensive Income (Loss)

The following table provides detail on the changes in fair value by type of available-for-sale investment which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2017	2016
Fixed-rate Agency RMBS	$(4,592)	$—
Adjustable-rate Agency RMBS	9,398	2,709
Agency CMBS	12,238	(16,640)
CMBS IO (1)	12,035	(5,790)
Non-Agency other (2)	(3,162)	131
U.S. Treasuries	(1,737)	—
Unrealized gain (loss) on available-for-sale investments	24,180	(19,590)
Reclassification adjustment for de-designated cash flow hedges	(268)	(251)
Total other comprehensive income (loss)	$23,912	$(19,841)

(1)

(2)

During the year ended December 31, 2017, we recorded a net unrealized gain of $24.2 million on our available-for-sale investments because the fair value of our Agency CMBS as well as our CMBS IO were favorably impacted by credit spread tightening, which more than offset unfavorable impacts on our investments from increasing interest rates. During the year ended December 31, 2016, we recorded unrealized losses of $(19.6) million due to the overall increase in interest rates from December 31, 2015 to December 31, 2016, which occurred primarily in the fourth quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements and other derivative instruments. We use our liquidity to purchase investments and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to post initial and variation margins on our repurchase agreements and derivative transactions, including TBA contracts, when required under the terms of the related agreements. We may also use liquidity to repurchase shares of our common stock periodically.

Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of December 31, 2018, our most liquid assets were $210.8 million compared to $283.9 million as of December 31, 2017. Our liquid assets declined in 2018 as we used a portion of these assets to post initial haircut and variation margin on repurchase borrowings as we grew our investment portfolio and initial and variation margin on derivative instruments.

We perform sensitivity analysis on our liquidity based on changes in the fair value of our investments due to, among other things, changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds as well as changes in the fair value of our derivative instruments due to changes in the absolute level of interest rates and the shape of the yield curve. In performing this analysis, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analysis is to assess the adequacy of our liquidity to withstand potential adverse events. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments.

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. We also include our TBA dollar roll positions (at cost if settled) in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll our TBA dollar roll positions into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Including our TBA dollar roll positions at cost (if settled), which was $882.2 million as of December 31, 2018, our leverage was 8.0 times shareholders’ equity compared to 6.4 times shareholders’ equity as of December 31, 2017. This increase in leverage is primarily due to the increase in invested capital during the year ended December 31, 2018. Additionally, our shareholders’ equity declined, primarily from the declining fair value of our MBS as a result of increasing interest rates and widening credit spreads.

The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA dollar roll positions for the periods indicated:

	Repurchase Agreements			TBA Dollar Roll Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
December 31, 2018	$3,267,984	$2,992,513	$3,269,307	$882,230	$814,478
September 30, 2018	2,690,858	2,564,863	2,701,797	780,865	982,665
June 30, 2018	2,514,984	2,716,097	2,844,225	782,408	722,005
March 31, 2018	2,613,892	2,645,714	2,716,729	844,941	863,615
December 31, 2017	2,565,902	2,557,573	2,677,894	829,425	928,329
September 30, 2017	2,519,230	2,616,250	2,801,418	683,813	745,270
June 30, 2017	2,540,759	2,753,019	2,826,005	416,312	305,720
March 31, 2017	2,825,945	2,843,733	2,913,617	—	—
December 31, 2016	2,898,952	2,768,769	2,938,745	—	—
September 30, 2016	2,478,278	2,536,562	2,599,491	—	—
June 30, 2016	2,600,480	2,645,431	2,722,019	—	—
March 31, 2016	2,722,019	2,688,633	2,838,607	—	—

(1)
Balance outstanding as of quarter end and average balance outstanding for the quarter ended includes TBA dollar roll positions as reported at cost (as if settled). Does not include short TBA positions used to hedge interest rate risk exposure from fixed-rate Agency RMBS in applicable periods.

Depending on our liquidity levels, investment opportunities, the condition of the credit markets, and other factors, we may from time to time consider the issuance of debt, equity, or other securities. We have generally had access to the debt and equity capital markets on reasonable terms. In times of market stress, we may need to sell investments in order to provide additional liquidity for our business. While we will attempt to avoid dilutive or otherwise costly issuances, depending on market conditions and in order to manage our liquidity, we could be forced to issue equity or debt securities which may be dilutive to our capital base or our profitability.

Repurchase Agreements

 Our repurchase agreement borrowings are principally uncommitted and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As of December 31, 2018, we had repurchase agreement borrowings outstanding with 17 of our 36 available repurchase agreement counterparties at a weighted average borrowing rate of 2.69% compared to 1.67% as of December 31, 2017. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Agency CMBS and RMBS	4.9%	4.8%	4.9%	4.8%	4.9%
CMBS IO	13.4%	13.3%	13.3%	13.7%	14.6%
Non-Agency CMBS and RMBS	—%	—%	—%	—%	15.0%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. Please refer to Note 3 for information regarding counterparties with whom we have the greatest amount of equity at risk as of December 31, 2018.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	December 31, 2018		December 31, 2017
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,190,361	$2,365,132	$1,551,758	$1,700,582
Asia	594,435	633,078	489,376	515,593
Europe	483,188	513,394	524,768	548,924
	$3,267,984	$3,511,604	$2,565,902	$2,765,099

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

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. In addition, counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives, and vice versa as interest rates increase. As of December 31, 2018, we had cash of $54.1 million posted as collateral under these agreements.

As of December 31, 2018, approximately $160 million of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above. Currently, we do not believe we are subject to any covenants that materially restrict our hedging flexibility.
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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of $89.8 million as of December 31, 2018, which will begin to substantially expire in 2020. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2019	$17,226
2020	5,173
2021 - 2028	2,294
$24,693

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Approximately 78% of our common stock dividends declared during the year ended December 31, 2018 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of December 31, 2018:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$3,355,766	$3,355,766	$—	$—	$—
Non-recourse collateralized financing (2)	3,502	1,056	1,441	766	239
Operating lease obligations	273	218	55	—	—
Total	$3,359,541	$3,357,040	$1,496	$766	$239
(1) Includes estimated interest payments calculated using interest rates in effect as of December 31, 2018.
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

Other Matters

As of December 31, 2018, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the year ended December 31, 2018 that are expected to have a material impact on the Company’s financial condition or results of operations.

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

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our capital stock activity including the impact of stock issuances and repurchases;

•	Our use of and restrictions on using our tax NOL carryforward;

•	The status of pending litigation;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses, including related to the Company’s repurchase agreements and derivative instruments;

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

The measures of an instrument’s price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the percentage change in projected market value of our investments and derivative instruments given a change in interest rates. The duration of RMBS and TBA securities tend to increase when interest rates rise and decrease when interest rates fall, which is commonly referred to as negative convexity. This occurs because prepayments of the mortgage loans underlying the RMBS tend to decline when interest rates rise (which extends the life of the security) and increase when interest rates fall (which shortens the life of the security). The fair value of TBA securities react similarly to RMBS to changes in interest rates as they are based on an underlying non-specified pool of fixed-rate residential mortgage loans. CMBS and CMBS IO, however, generally have little convexity because the mortgage loans underlying the securities contain some form of prepayment protection provision (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) which create an economic disincentive for the loans to prepay.

We attempt to manage our exposure to changes in interest rates that results from the duration mismatch between our assets and liabilities by entering into interest rate swaps and other derivative instruments to hedge this risk. We manage interest rate risk within tolerances set by our Board of Directors. Our portfolio duration changes based on the composition of our investment portfolio and our hedge positions as well as market factors. We calculate our portfolio duration based on modeled projected cash flows, and such calculated duration can be an imprecise measure of actual interest rate risk. In the case of Agency RMBS and TBA securities, the primary input to the calculated duration is the anticipated prepayment speed of the underlying mortgage loans, which is sensitive to future interest rates and borrowers’ behavior. Changes in the level of interest rates can affect the rate of mortgage prepayments and the market value of our assets. Our hedging techniques are highly complex and are partly based on assumed levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses on such transactions and adversely affect our cash flow. Estimates of prepayment speeds can vary significantly by investor for the same security, and therefore estimates of security and portfolio duration can vary significantly.

During a period of rising interest rates (particularly short-term rates in a flattening yield curve environment), normally our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments as well as the magnitude and the duration of the increase in interest rates.

Changes in types of our investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results shown in the tables below. There can be no assurance that assumed events used to model the results shown below will occur, or that other events will not occur, that will affect the outcomes; therefore, the modeled results shown in the tables below and all related disclosures constitute forward-looking statements.

The table below shows the projected sensitivity of our net interest income and net periodic interest costs on our interest rate swaps as of the periods indicated:

	Projected Change in Net Interest Income and Net Periodic Interest Costs Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
As of December 31, 2018	(8.0)%	(21.1)%	4.2%	6.1%
As of December 31, 2017	0.7%	2.3%	(3.2)%	(8.1)%

(1)
Includes estimated changes in net interest income as well as net periodic interest costs on our interest rate swaps recorded in “gain (loss) on derivatives instruments, net” and does not include estimated changes to TBA drop income generated by TBA dollar roll transactions, which are accounted for as derivative instruments in accordance with GAAP.

The table below shows the projected sensitivity of the market value of our financial instruments (1) and the percentage change in shareholders’ equity based on an instantaneous parallel shift in market interest rates as of the dates indicated:

	As of December 31, 2018
	Decrease in Interest Rates of				Increase in Interest Rates of
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	1.0%	7.0%	1.6%	11.2%	(1.3)%	(9.4)%	(2.9)%	(20.6)%
CMBS	1.0%	7.1%	2.0%	14.6%	(1.0)%	(6.8)%	(1.9)%	(13.4)%
CMBS IO	0.3%	1.8%	0.4%	3.1%	(0.1)%	(0.7)%	(0.3)%	(1.9)%
TBAs	0.2%	1.7%	0.4%	2.5%	(0.4)%	(2.9)%	(0.9)%	(6.7)%
Derivatives	(2.7)%	(19.0)%	(5.5)%	(39.0)%	2.5%	18.1%	4.9%	35.3%
Total	(0.2)%	(1.3)%	(1.1)%	(7.6)%	(0.3)%	(1.7)%	(1.0)%	(7.3)%

	As of December 31, 2017
	Decrease in Interest Rates by				Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	0.7%	3.7%	1.1%	6.5%	(0.8)%	(4.7)%	(1.8)%	(10.3)%
CMBS	1.2%	6.6%	2.3%	13.4%	(1.1)%	(6.5)%	(2.2)%	(12.7)%
CMBS IO	0.3%	1.7%	0.6%	3.5%	(0.3)%	(1.7)%	(0.6)%	(3.4)%
TBAs	0.2%	1.1%	0.3%	1.5%	(0.4)%	(2.1)%	(0.9)%	(4.9)%
Treasuries	0.2%	0.8%	0.3%	1.7%	(0.1)%	(0.8)%	(0.3)%	(1.6)%
Derivatives	(2.1)%	(12.2)%	(4.4)%	(25.0)%	2.1%	11.7%	4.0%	23.0%
Total	0.3%	1.8%	0.3%	1.6%	(0.7)%	(4.0)%	(1.7)%	(10.0)%

(1)	Changes in market value of our financings are excluded because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter. The table below shows the percentage change in projected market value of our financial instruments (1) for instantaneous changes in the shape of the U.S. Treasury (“UST”) curve (with similar changes to the interest rate swap curves) as of the dates indicated:

		December 31, 2018		December 31, 2017
Basis Point Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+25	+50	(0.1)%	(0.8)%	(0.5)%	(3.0)%
+25	+0	—%	(0.3)%	(0.2)%	(0.9)%
+50	+25	(0.2)%	(1.1)%	(0.5)%	(2.8)%
+50	+100	(0.8)%	(5.7)%	(1.3)%	(7.7)%
-10	-50	(0.4)%	(2.6)%	0.1%	0.8%

(1)
Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Spread Risk

Spread risk is the risk of loss from an increase in the market spread between the yield on an investment versus its benchmark index. Changes in market spreads represent the market's valuation of the perceived riskiness of an asset relative to risk-free rates, and widening spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Market spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security or FOMC monetary policy. Likewise, most of our investments are fixed-rate or reset in rate over a period of time, and as interest rates rise, we would expect the market value of these investments to decrease. While we use derivative instruments to mitigate interest rate risk on our financial instruments, we do not hedge spread risk given the complexity of hedging credit spreads and the lack of liquid instruments available to use as hedges.

Fluctuations in spreads typically vary based on the type of investment. Sensitivity to changes in market spreads is derived from models that are dependent on various assumptions, and actual changes in market value in response to changes in market spreads could differ materially from the projected sensitivity if actual conditions differ from these assumptions.

The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	December 31, 2018		December 31, 2017
	Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+20/+50 (2)	(1.3)%	(9.5)%	(1.4)%	(7.7)%
+10	(0.6)%	(4.5)%	(0.6)%	(3.3)%
-10	0.7%	5.0%	0.6%	3.5%
-20/-50 (2)	1.5%	11.0%	1.4%	8.1%

(1)	Includes changes in market value of our MBS investments, including TBA securities.

(2)	Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we own due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation. Credit losses on loans could result in lower or negative yields on our investments.

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

We attempt to mitigate our credit risk on our non-Agency securities through asset selection and by purchasing higher quality securities. Our non-Agency MBS are typically investment grade rated securities which we believe will have good credit performance. The majority of our non-Agency securities are CMBS IO and the return we earn on these securities is dependent on the credit performance of the underlying commercial loans. In particular, since investments in CMBS IO pay interest from the underlying commercial mortgage loan pools, returns generally are more negatively impacted by liquidations of loans in the underlying loan pool.

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

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Annual Report on Form 10-K.

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
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company”. The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the 2019 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2018 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2018 Stock and Incentive Plan	—	—	2,963,076
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	—	$—	2,963,076

(1)
Reflects shares available to be granted under the 2018 Stock and Incentive Plan in the form of stock options, stock appreciation rights, stock awards, dividend equivalent rights, performance share awards, stock units and incentive awards.

(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 will be included in the 2019 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the 2019 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the 2019 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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

(a)(3)    Documents filed as part of this report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, effective as of January 1, 2019 (filed herewith).
10.11*	Dynex Capital, Inc. 2009 Stock and Incentive Plan, effective as of May 13, 2009 (incorporated herein by reference to Appendix A to Dynex’s Proxy Statement filed April 3, 2009).
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

10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.18 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2017).
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

Exhibit No.	Description
10.24
Guarantee Agreement dated as of August 6, 2012 by Dynex Capital, Inc. in favor of Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.24 to Dynex’s Current Report on Form 8-K filed August 8, 2012).

10.24.1
Amendment No. 1 to Guarantee Agreement by Dynex Capital, Inc. in favor of Wells Fargo Bank, National Association, dated September 13, 2018 (incorporated herein by reference to Exhibit 10.24.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.28*
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

10.36*	Dynex Capital, Inc. 2018 Stock and Incentive Plan, effective as of May 15, 2018 (incorporated herein by reference to Exhibit 99.1 to Dynex’s Registration Statement on Form S-8 filed May 16, 2018).
10.36.1*
Form of Restricted Stock Agreement for Non-Employee Directors (approved May 15, 2018) under the Dynex Capital, Inc. 2018 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.36.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.37
Underwriting Agreement, dated January 28, 2019, between Dynex Capital, Inc. and J.P. Morgan Securities LLC, as underwriter (incorporated herein by reference to Exhibit 1.1 to Dynex’s Current Report on Form 8-K filed on January 30, 2019).

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
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*    Denotes management contract.
(b)    Exhibits: See Item 15(a)(3) above.
(c)    Financial Statement Schedules: None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

February 27, 2019	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron L. Boston	Chief Executive Officer, President,	February 27, 2019
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief Financial	February 27, 2019
Stephen J. Benedetti	Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	February 27, 2019
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Michael R. Hughes	Director	February 27, 2019
Michael R. Hughes

/s/ Barry A. Igdaloff	Director	February 27, 2019
Barry A. Igdaloff

/s/ Valerie A. Mosley	Director	February 27, 2019
Valerie A. Mosley

/s/ Robert A. Salcetti	Director	February 27, 2019
Robert A. Salcetti

/s/ David H. Stevens	Director	February 27, 2019
David H. Stevens

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K

Filed with Securities and Exchange Commission

December 31, 2018

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-3

Financial Statements As of December 31, 2018 and December 31, 2017 and For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016:

Consolidated Balance Sheets	F-6

Consolidated Statements of Comprehensive Income (Loss)	F-7

Consolidated Statements of Shareholders’ Equity	F-8

Consolidated Statements of Cash Flows	F-9

Notes to the Consolidated Financial Statements:	F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
February 27, 2019

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
Glen Allen, Virginia
Opinion on Internal Control over Financial Reporting
We have audited Dynex Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
February 27, 2019

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2018	December 31, 2017
ASSETS
Investments in debt securities, at fair value:
Mortgage-backed securities (including pledged of $3,511,604 and $2,640,884 respectively)	$3,749,464	$3,026,989
U.S. Treasuries (including pledged of $0 and $124,215, respectively)	—	146,530

Mortgage loans held for investment, net	11,527	15,738
Cash and cash equivalents	34,598	40,867
Restricted cash	54,106	46,333
Derivative assets	6,563	2,940
Accrued interest receivable	21,019	19,819
Other assets, net	8,812	6,562
Total assets	$3,886,089	$3,305,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,267,984	$2,565,902
Payable for unsettled securities	58,915	156,899
Non-recourse collateralized financing	3,458	5,520
Derivative liabilities	1,218	269
Accrued interest payable	10,308	3,734
Accrued dividends payable	13,810	12,526
Other liabilities	3,243	3,870
Total liabilities	3,358,936	2,748,720

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 5,954,594 and 5,888,680 shares issued and outstanding, respectively ($148,865 and $147,217 aggregate liquidation preference, respectively)	$142,883	$141,294
Common stock, par value $.01 per share, 200,000,000 shares authorized; 62,817,218 and 55,831,549 shares issued and outstanding, respectively	628	558
Additional paid-in capital	818,442	775,873
Accumulated other comprehensive loss	(35,779)	(8,697)
Accumulated deficit	(399,021)	(351,970)
Total shareholders’ equity	527,153	557,058
Total liabilities and shareholders’ equity	$3,886,089	$3,305,778
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (amounts in thousands except per share data)

	Year Ended
	December 31,
	2018	2017	2016
Interest income	$110,051	$94,502	$91,898
Interest expense	59,574	36,178	25,231
Net interest income	50,477	58,324	66,667

(Loss) gain on derivative instruments, net	(3,461)	3,044	(5,606)
Loss on sale of investments, net	(23,373)	(11,530)	(4,238)
Fair value adjustments, net	52	75	103
Other operating (expense) income, net	(1,567)	(201)	880
General and administrative expenses:
Compensation and benefits	(6,605)	(8,509)	(7,550)
Other general and administrative	(8,500)	(7,310)	(7,157)
Net income	7,023	33,893	43,099
Preferred stock dividends	(11,801)	(10,794)	(9,185)
Net (loss) income to common shareholders	$(4,778)	$23,099	$33,914

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(50,218)	$12,650	$(23,828)
Reclassification adjustment for loss on sale of investments, net	23,373	11,530	4,238
Reclassification adjustment for de-designated cash flow hedges	(237)	(268)	(251)
Total other comprehensive (loss) income	(27,082)	23,912	(19,841)
Comprehensive (loss) income to common shareholders	$(31,860)	$47,011	$14,073

Net (loss) income per common share-basic and diluted	$(0.08)	$0.46	$0.69
Weighted average common shares-basic and diluted	57,705	50,417	49,114
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	4,550,000	$109,658	49,047,335	$490	$725,358	$(12,768)	$(330,713)	$492,025
Stock issuance	21,937	548	20,582	1	136	—	—	685
Restricted stock granted, net of amortization	—	—	214,878	2	2,707	—	—	2,709
Adjustments for tax withholding on share-based compensation	—	—	(80,888)	(1)	(484)	—	—	(485)
Stock issuance costs	—	(201)	—	—	(38)	—	—	(239)
Common stock repurchased	—	—	(48,444)	—	(310)	—	—	(310)
Net income	—	—	—	—	—	—	43,099	43,099
Dividends on preferred stock	—	—	—	—	—	—	(9,185)	(9,185)
Dividends on common stock	—	—	—	—	—	—	(41,274)	(41,274)
Other comprehensive loss	—	—	—	—	—	(19,841)	—	(19,841)
Balance as of December 31, 2016	4,571,937	$110,005	49,153,463	$492	$727,369	$(32,609)	$(338,073)	$467,184
Stock issuance	1,316,743	31,350	6,617,487	66	47,116	—	—	78,532
Restricted stock granted, net of amortization	—	—	138,166	1	1,953	—	—	1,954
Adjustments for tax withholding on share-based compensation	—	—	(77,567)	(1)	(520)	—	—	(521)
Stock issuance costs	—	(61)	—	—	(45)	—	—	(106)
Net income	—	—	—	—	—	—	33,893	33,893
Dividends on preferred stock	—	—	—	—	—	—	(10,794)	(10,794)
Dividends on common stock	—	—	—	—	—	—	(36,996)	(36,996)
Other comprehensive income	—	—	—	—	—	23,912	—	23,912
Balance as of December 31, 2017	5,888,680	$141,294	55,831,549	$558	$775,873	$(8,697)	$(351,970)	$557,058
Stock issuance	65,914	1,599	6,829,647	69	41,789	—	—	43,457
Restricted stock granted, net of amortization	—	—	213,157	2	1,228	—	—	1,230
Adjustments for tax withholding on share-based compensation	—	—	(57,135)	(1)	(363)	—	—	(364)
Stock issuance costs	—	(10)	—	—	(85)	—	—	(95)
Net income	—	—	—	—	—	—	7,023	7,023
Dividends on preferred stock	—	—	—	—	—	—	(11,801)	(11,801)
Dividends on common stock	—	—	—	—	—	—	(42,273)	(42,273)
Other comprehensive loss	—	—	—	—	—	(27,082)	—	(27,082)
Balance as of December 31, 2018	5,954,594	$142,883	62,817,218	$628	$818,442	$(35,779)	$(399,021)	$527,153
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Operating activities:
Net income	$7,023	$33,893	$43,099
Adjustments to reconcile net income to cash provided by operating activities:
(Increase) decrease in accrued interest receivable	(1,200)	577	2,368
Increase (decrease) in accrued interest payable	6,574	578	1,413
Loss (gain) on derivative instruments, net	3,461	(3,044)	5,606
Loss on sale of investments, net	23,373	11,530	4,238
Fair value adjustments, net	(52)	(75)	(103)
Amortization of investment premiums, net	143,036	157,706	150,729
Other amortization and depreciation, net	1,232	1,287	1,502
Stock-based compensation expense	1,231	1,954	2,709
Change in other assets and liabilities, net	(4,118)	42	(1,047)
Net cash and cash equivalents provided by operating activities	180,560	204,448	210,514
Investing activities:
Purchase of investments	(1,789,272)	(1,317,959)	(435,046)
Principal payments received on investments	188,898	307,133	448,567
Proceeds from sales of investments	733,064	1,073,093	99,284
Principal payments received on mortgage loans held for investment, net	4,210	3,386	4,953
Distributions received from limited partnership	—	—	10,835
Net receipts on derivatives, including terminations	(6,135)	21,986	(60,588)
Other investing activities	(102)	(206)	(37)
Net cash and cash equivalents (used in) provided by investing activities	(869,337)	87,433	67,968
Financing activities:
Borrowings under repurchase agreements	105,236,233	84,876,542	40,594,639
Repayments of repurchase agreement borrowings	(104,534,151)	(85,209,592)	(40,805,107)
Principal payments on non-recourse collateralized financing	(2,094)	(938)	(2,039)
Proceeds from issuance of preferred stock	1,599	31,350	548
Proceeds from issuance of common stock	41,858	47,182	137
Cash paid for stock issuance costs	(10)	(61)	(201)
Cash paid for repurchases of common stock	—	—	(310)
Payments related to tax withholding for stock-based compensation	(364)	(521)	(485)
Dividends paid	(52,790)	(47,532)	(51,900)
Net cash and cash equivalents provided by (used in) financing activities	690,281	(303,570)	(264,718)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,504	(11,689)	13,764
Cash, cash equivalents, and restricted cash at beginning of period	87,200	98,889	85,125
Cash, cash equivalents, and restricted cash at end of period	$88,704	$87,200	$98,889
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$53,205	$35,851	$24,033
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc., (“Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company primarily earns income from investing on a leveraged basis in debt securities, the majority of which are specified pools of Agency and non-Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only (“IO”) securities that are issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies (“Agency MBS”) and MBS issued by others (“non-Agency MBS”). The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”).

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

Consolidation and Variable Interest Entities

The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries and variable interest entities (“VIE”) for which it is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates a VIE if the Company is determined to be the VIE’s primary beneficiary, which is defined as the party that has both: (i) the power to control the activities that most significantly impact the VIE’s financial performance and (ii) the right to receive benefits or absorb losses that could potentially be significant to the VIE. The Company reconsiders its evaluation of whether to consolidate a VIE on an ongoing basis, based on changes in the facts and circumstances pertaining to the VIE.

The Company consolidates a securitization trust, which has residential mortgage loans included in “Mortgage loans held for investment, net” on its consolidated balance sheet, of which a portion is pledged as collateral for one remaining bond recorded as “Non-recourse collateralized financing” on its consolidated balance sheet. The Company owns the subordinate class in the trust and has been deemed the primary beneficiary. Please refer to Note 7 for financial information regarding this trust.

Though the Company invests in Agency and non-Agency MBS which are generally considered to be interests in VIEs, the Company does not consolidate these entities because it does not meet the criteria necessary to be deemed a primary beneficiary. Please refer to Note 2 for financial information regarding the Company’s investments in these debt securities.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the years ended December 31, 2018, December 31, 2017, or December 31, 2016.

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

The Company has adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. Because this ASU is to be applied retrospectively to each period presented, “net cash and cash equivalents used in financing activities” on the Company’s consolidated statement of cash flows for the year ended December 31, 2016 now omits the change in restricted cash as previously reported for that period, and that change is now included within “net increase in cash, cash equivalents, and restricted cash” in order to conform to the current period’s presentation.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of December 31, 2018 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the year ended December 31, 2018:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

December 31, 2018
Cash and cash equivalents	$34,598
Restricted cash	54,106
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$88,704

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

Interest Income, Premium Amortization, and Discount Accretion. Interest income on debt securities is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or “IO”, securities) and their contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS rated ‘AA’ and higher are amortized or accreted into interest income over the expected life of such securities using the effective yield method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company may also adjust premium amortization and discount accretion for changes in projected future cash payments. The Company’s projections of future cash payments are based on input and analysis received from external sources and internal models and include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets. The Company does not estimate future prepayments on its fixed-rate Agency RMBS.

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

Derivative Instruments

The Company’s derivative instruments generally include interest rate swaps, futures, and forward contracts for the purchase or sale of non-specified Agency RMBS, commonly referred to as “TBA securities” or “TBA contracts”. Derivative instruments are accounted for at the fair value of their unit of account. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company’s consolidated balance sheet. All periodic interest costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income. Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Share-Based Compensation

Pursuant to the Company’s 2018 Stock and Incentive Plan (“2018 Plan”), the Company may grant share-based compensation to eligible employees, non-employee directors or consultants or advisors to the Company, including restricted stock awards, stock options, stock appreciation rights, performance units, restricted stock units, and performance cash awards. The Company’s restricted stock currently issued and outstanding may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders’ equity. The requisite service period is the period during which a participant is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company’s restricted stock awards have performance-based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock issued to its employees, officers, and directors.

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

Recent Accounting Pronouncements

The Company will be adopting Accounting Standards Update ("ASU") No. 2016-02, Leases, effective January 1, 2019. The Company has one operating lease for its office facilities which will be recognized as a right-of-use asset and a lease liability at the present value of the remaining minimum rental payments on its consolidated balance sheet, and the cost of the lease will be allocated over the remaining lease term on a straight-line basis in the consolidated statement of comprehensive income. The adoption of this ASU will not have a material impact on the Company’s financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and broaden the information that an entity must consider in developing its expected credit loss estimate to include the use of forecasted information. For assets classified as available-for-sale with changes in fair value recorded in other comprehensive income, measurement of credit losses will be similar to current GAAP. However, the amendments in this ASU require that credit losses be presented as an allowance rather than as a write-down, which is referred to in current GAAP as an other-than-temporary impairment. An entity will be able to record reversals of credit losses, if credit loss estimates decline, in net income for the current period. The amendments in this ASU will not permit an entity to use the length of time a debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirements to consider historical and implied volatility of the fair value of a security as well as recoveries or declines in fair value after the balance sheet date. The amendments in this ASU will affect an entity by varying degrees depending on a number of factors, including but not limited to, the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. These amendments will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact this ASU will have on its financial condition and results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 2 – INVESTMENTS IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type (including securities pending settlement) as of the dates indicated:

	December 31, 2018
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,118,639	$56,744	$2,175,383	$8,902	$(26,264)	$2,158,021	3.95%
Non-Agency	856	—	856	24	(22)	858	6.75%
	2,119,495	56,744	2,176,239	8,926	(26,286)	2,158,879
CMBS:
Agency	1,071,906	8,518	1,080,424	6,141	(29,550)	1,057,015	3.22%
Non-Agency	3,040	(2,037)	1,003	413	—	1,416	6.47%
	1,074,946	6,481	1,081,427	6,554	(29,550)	1,058,431
CMBS IO (2):
Agency	—	287,062	287,062	4,281	(239)	291,104	0.55%
Non-Agency	—	240,681	240,681	1,675	(1,306)	241,050	0.57%
	—	527,743	527,743	5,956	(1,545)	532,154

U.S. Treasuries:	—	—	—	—	—	—	—%

Total AFS securities:	$3,194,441	$590,968	$3,785,409	$21,436	$(57,381)	$3,749,464

(1)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $13,048,666 and $10,275,494 respectively, as of December 31, 2018.

	December 31, 2017
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$1,146,553	$46,021	$1,192,574	$1,626	$(9,939)	$1,184,261	3.56%
Non-Agency	1,070	—	1,070	41	(20)	1,091	6.75%
	1,147,623	46,021	1,193,644	1,667	(9,959)	1,185,352
CMBS:
Agency	1,123,967	10,442	1,134,409	3,514	(13,572)	1,124,351	3.03%
Non-Agency	26,501	(4,035)	22,466	2,298	—	24,764	5.47%
	1,150,468	6,407	1,156,875	5,812	(13,572)	1,149,115
CMBS IO (2):
Agency	—	375,361	375,361	5,238	(293)	380,306	0.62%
Non-Agency	—	308,472	308,472	4,468	(724)	312,216	0.61%
	—	683,833	683,833	9,706	(1,017)	692,522

U.S. Treasuries:	148,400	(133)	148,267	—	(1,737)	146,530	2.13%

Total AFS securities:	$2,446,491	$736,128	$3,182,619	$17,185	$(26,285)	$3,173,519

(1)	The WAC is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $14,196,122 and $11,006,463, respectively, as of December 31, 2017.

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

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$39,868	$39,808	$4,480	$4,542
>1 and <5 years	151,041	152,917	208,046	210,727
>5 and <10 years	828,543	806,015	1,334,795	1,326,178
> 10 years	2,765,957	2,750,724	1,635,298	1,632,072
	$3,785,409	$3,749,464	$3,182,619	$3,173,519

The following table presents information regarding the sales that generated the “loss on sale of investments, net” on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Year Ended
	December 31,
	2018		2017		2016
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$217,837	$(7,785)	$716,560	$(12,392)	$54,178	$(3,010)
Agency CMBS	242,029	(9,218)	252,624	(135)	—	—
Agency CMBS IO	15,700	146	—	—	—	—
Non-Agency CMBS	—	—	35,705	1,199	33,640	(1,228)
Non-Agency RMBS	—	—	16,407	42	—	—
Non-Agency CMBS IO	8,695	51	—	—	—	—
U.S. Treasuries	248,803	(6,567)	51,797	(244)	—	—
	$733,064	$(23,373)	$1,073,093	$(11,530)	$87,818	$(4,238)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	December 31, 2018			December 31, 2017
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$581,440	$(1,793)	28	$1,293,798	$(9,769)	71
Non-Agency MBS	70,876	(581)	22	51,406	(421)	11
U.S. Treasuries	—	—	0	146,530	(1,737)	1

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$1,543,892	$(54,260)	88	$423,698	$(14,035)	30
Non-Agency MBS	46,154	(747)	19	20,414	(323)	12

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have AAA ratings due to the Treasury’s commitment of capital under the Senior Preferred Stock Purchase Agreement, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of December 31, 2018 and December 31, 2017 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company also assesses its ability and intent to hold any non-Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of December 31, 2018 or December 31, 2017.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of December 31, 2018 and December 31, 2017 are summarized in the following tables:

	December 31, 2018			December 31, 2017
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,887,878	2.66%	$1,998,922	$836,281	1.47%	$867,120
Agency CMBS	919,833	2.51%	986,861	1,003,146	1.44%	1,071,904
Agency CMBS IO	253,258	2.96%	285,247	324,163	2.17%	372,077
Non-Agency CMBS IO	207,015	3.38%	240,574	263,694	2.43%	311,571
Non-Agency CMBS	—	—%	—	15,508	2.47%	18,212
U.S. Treasuries	—	—%	—	123,110	1.85%	124,215
Total repurchase agreements	$3,267,984	2.69%	$3,511,604	$2,565,902	1.67%	$2,765,099

The Company also had $58,915 and $156,899 payable to counterparties as of December 31, 2018 and December 31, 2017, respectively, which consisted of securities pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	December 31, 2018		December 31, 2017
Remaining Term to Maturity	Balance	WAVG Original Term to Maturity	Balance	WAVG Original Term to Maturity
Less than 30 days	$2,319,911	56	$2,240,791	49
30 to 90 days	948,073	89	274,231	90
91 to 180 days	—	—	50,880	121
Total	$3,267,984	66	$2,565,902	54

The following table lists the counterparties with whom the Company had approximately 10% or more of its shareholders’ equity at risk (defined as the excess of collateral pledged over the borrowings outstanding) as of the date indicated:

	December 31, 2018
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$292,859	3.19%	$43,698

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $160,280 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $400,000 and is scheduled to mature on May 12, 2019, subject to early termination provisions contained in the master repurchase agreement. The facility is collateralized by CMBS IO, and its weighted average borrowing rate as of December 31, 2018 was 3.38%.

As of December 31, 2018, the Company had repurchase agreement amounts outstanding with 17 of its 36 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants as of December 31, 2018.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of December 31, 2018 and December 31, 2017:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2018
Repurchase agreements	$3,267,984	$—	$3,267,984	$(3,267,984)	$—	$—

December 31, 2017
Repurchase agreements	$2,565,902	$—	$2,565,902	$(2,565,902)	$—	$—

(1)
Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of debt securities up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

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

Types and Uses of Derivatives Instruments
Interest Rate Derivatives. Changing interest rates impact the fair value of the Company’s investments as well as the interest rates on the Company’s repurchase agreement borrowings used to finance its investments. The Company primarily uses interest rate swaps as economic hedges to mitigate declines in book value and to protect some portion of the Company's earnings from rising interest rates. The Company may also periodically utilize other types of interest rate derivatives, such as Eurodollar and U.S. Treasury futures as economic hedges.
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
Periodically, the Company may also hold short positions in TBA securities for the purpose of economically hedging a portion of the impact of changing interest rates on the fair value of the Company’s fixed-rate Agency RMBS. The Company did not hold any short positions in TBA securities as of December 31, 2018.

The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	December 31, 2018	December 31, 2017
Interest rate swaps	Derivative assets	Economic hedging	$324	$791
Eurodollar futures	Derivative assets	Economic hedging	—	666
TBA securities	Derivative assets	Trading	6,239	1,483
			$6,563	$2,940

U.S. Treasury futures	Derivative liabilities	Economic hedging	$(1,218)	$—
TBA securities	Derivative liabilities	Economic hedging	—	(269)
			$(1,218)	$(269)

The table below provides detail of the Company’s “(loss) gain on derivative instruments, net” by type of derivative for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2018	2017	2016
Receive-fixed interest rate swaps	$(1,658)	$23	$2,515
Pay-fixed interest rate swaps	12,021	(2,655)	(3,306)
Eurodollar futures	1,887	821	(4,815)
TBA dollar roll positions	(10,737)	5,757	—
TBA economic hedges	293	(902)	—
U.S. Treasury futures	(4,609)	—	—
Options on U.S. Treasury futures	(658)	—	—
(Loss) gain on derivative instruments, net	$(3,461)	$3,044	$(5,606)

There is a net unrealized gain of $165 remaining in AOCI on the Company’s consolidated balance sheet as of December 31, 2018 which represents the activity related to interest rate swap agreements while they were previously designated as cash flow hedges, and this amount will be recognized in the Company’s net income as an adjustment to “interest expense” over the remaining contractual life of the agreements. The Company estimates a credit of $126 will be reclassified to net income as a reduction of “interest expense” within the next 12 months.

Interest Rate Swaps

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	December 31, 2018
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$1,560,000	1.96%	1.4	$324
>3 and < 6 years	1,230,000	2.23%	4.4	—
>6 and < 10 years	1,505,000	2.80%	8.3	—
>10 years	220,000	2.81%	21.9	—
Total	$4,515,000	2.35%	5.5	$324

	December 31, 2017
		Weighted-Average:
Years to Maturity:	Net Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$3,320,000	1.35%	0.7	$791
>3 and < 6 years	1,210,000	2.00%	4.6	—
>6 and < 10 years	1,025,000	2.49%	8.0	—
>10 years	120,000	2.75%	17.3	—
Total	$5,675,000	1.71%	3.1	$791

(1)
The net notional amounts included in the tables above represent pay-fixed interest rate swaps, net of any receive-fixed interest rate swaps, and include $775,000 and $2,655,000 of pay-fixed forward starting interest rate swaps as of December 31, 2018 and December 31, 2017, respectively.

(2)	Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 2.29% and 1.36% as of December 31, 2018 and December 31, 2017, respectively.

(3)
The majority of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral.

A portion of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in the repurchase agreements as described in Note 3. The Company was in compliance with all covenants with respect to bilateral agreements under which interest rate swaps were entered into as of December 31, 2018.

TBA Securities

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	December 31, 2018
TBA Securities:	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions	$860,000	$882,230	$888,469	$6,239
	December 31, 2017
	Notional Amount (1)	Implied Cost Basis (2)	Implied Market Value (3)	Net Carrying Value (4)
Dollar roll positions	$795,000	$829,425	$830,908	$1,483
Economic hedges	$150,000	$(153,797)	$(154,066)	$(269)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS as if settled as of the date indicated.

(2)	Implied cost basis represents the forward price to be paid for the underlying Agency MBS as if settled as of the date indicated.

(3)	Implied market value represents the estimated fair value of the underlying Agency MBS as if settled as of the date indicated.

(4)
Net carrying value is the amount included on the consolidated balance sheets within “derivative assets (liabilities)” and represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2017	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of December 31, 2018
Receive-fixed interest rate swaps	$100,000	$—	$(100,000)	$—
Pay-fixed interest rate swaps	5,775,000	1,770,000	(3,030,000)	4,515,000
Eurodollar futures (1)	1,950,000	—	(1,950,000)	—
TBA dollar roll positions	795,000	9,689,000	(9,624,000)	860,000
TBA economic hedges	150,000	—	(150,000)	—
U.S. Treasury futures	—	470,000	(420,000)	50,000
Options on U.S. Treasury futures	—	800,000	(800,000)	—

(1)
The Eurodollar futures notional amounts represent the total notional of the 3-month contracts all of which expired in 2018. The maximum notional outstanding for any future 3-month period did not exceed $650,000 during the period indicated.

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2018 and December 31, 2017:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2018
Interest rate swaps	$324	$—	$324	$—	$—	$324
TBA securities	6,239	—	6,239	—	(1,719)	4,520
Derivative assets	$6,563	$—	$6,563	$—	$(1,719)	$4,844
December 31, 2017
Interest rate swaps	$791	$—	$791	$—	$—	$791
Eurodollar futures	666	—	666	—	(666)	—
TBA securities	1,483	—	1,483	(180)	—	1,303
Derivative assets	$2,940	$—	$2,940	$(180)	$(666)	$2,094

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2018
Interest rate swaps	$—	$—	$—	$—	$—	$—
U.S. Treasury futures	1,218	—	1,218	—	(1,218)	—
Derivative liabilities	$1,218	$—	$1,218	$—	$(1,218)	$—

December 31, 2017
Interest rate swaps	$—	$—	$—	$—	$—	$—
TBA securities	269	—	269	(180)	—	89
Derivative liabilities	$269	$—	$269	$(180)	$—	$89

(1)
Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the derivative asset or liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented. Please refer to the consolidated balance sheets for the total cash posted as collateral, which is recorded as "restricted cash", and the total fair value of financial instruments pledged as collateral for derivatives and repurchase agreements, which is shown parenthetically.

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis by their valuation hierarchy levels as of the dates indicated:

	December 31, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
Investments in debt securities:
MBS	$3,749,464	$—	$3,747,190	$2,274	$3,026,989	$—	$3,019,746	$7,243
U.S. Treasuries	—	—	—	—	146,530	146,530	—	—
Derivative assets:
Interest rate swaps	324	—	324	—	791	—	791	—
Eurodollar futures	—	—	—	—	666	666	—	—
TBA securities	6,239	—	6,239	—	1,483	—	1,483	—
Total assets carried at fair value	$3,756,027	$—	$3,753,753	$2,274	$3,176,459	$147,196	$3,022,020	$7,243

Liabilities carried at fair value:
U.S. Treasury futures	$1,218	$1,218	$—	$—	$—	$—	$—	$—
TBA securities	—	—	—	—	269	—	269	—
Total liabilities carried at fair value	$1,218	$1,218	$—	$—	$269	$—	$269	$—

The fair value of interest rate swaps is measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. Eurodollar futures and U.S. Treasury futures are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. The fair value of TBA securities is estimated using methods similar those used to fair value the Company’s Level 2 MBS.

The fair value measurements for a majority of the Company's MBS are considered Level 2 because these securities are substantially similar to securities that either are actively traded or have been recently traded in their respective markets. The Company determines the fair value of its Level 2 securities based on prices received from the Company's primary pricing service as well as other pricing services and brokers. The Company evaluates the third-party prices it receives to assess their reasonableness. Although the Company does not adjust third-party prices, they may be excluded from use in the determination of a security's fair value if they are significantly different from other observable market data. In valuing a security, the primary pricing service uses either a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, or an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. The Company also reviews the assumptions and inputs utilized in the valuation techniques of its primary pricing service. Examples of these observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things.

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

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

	Year Ended
	December 31,
	2018	2017
Balance as of beginning of period	$7,243	$10,927
Unrealized loss included in OCI	(1,850)	(1,733)
Principal payments	(5,071)	(4,351)
Accretion	1,952	2,400
Balance as of end of period	$2,274	$7,243

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

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$3,749,464	$3,749,464	$3,026,989	$3,026,989
U.S. Treasuries	—	—	146,530	146,530
Mortgage loans held for investment, net (1)	11,527	8,566	15,738	12,973
Derivative assets	6,563	6,563	2,940	2,940
Liabilities:
Repurchase agreements (2)	$3,267,984	$3,267,984	$2,565,902	$2,565,902
Non-recourse collateralized financing (1)	3,458	3,475	5,520	5,554
Derivative liabilities	1,218	1,218	269	269

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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 3,654,594 shares of its Series B Preferred Stock issued and outstanding as of December 31, 2018 compared to 2,300,000 shares of Series A Preferred Stock and 3,588,680 shares of Series B Preferred Stock as of December 31, 2017.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends on its Preferred Stock for the fourth quarter on January 15, 2019 to shareholders of record as of January 1, 2019.

Common Stock

The Company declared a fourth quarter common stock dividend of $0.18 per share that was paid on January 31, 2019 to shareholders of record as of December 31, 2018.

Stock and Incentive Plans. The Company’s Board adopted the 2018 Stock and Incentive Plan which was approved by the Company’s shareholders on May 15, 2018. The 2018 Plan, which replaced the Company’s 2009 Stock and Incentive Plan (the “2009 Plan”), reserves for issuance up to 3,000,000 shares of common stock for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance cash awards. During the year ended December 31, 2018,

36,924 shares of restricted stock were issued under the 2018 Plan. Awards previously granted under the 2009 Plan will remain outstanding in accordance with their terms, but the Company will not grant any new equity awards under the 2009 Plan.

Total stock-based compensation expense recognized by the Company for the year ended December 31, 2018 was $1,231 compared to $1,954 and $2,709 for the years ended December 31, 2017 and December 31, 2016, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Year Ended
	December 31,
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	353,103	$7.01	553,396	$7.55	696,597	$8.54
Restricted stock granted	213,157	6.28	138,166	6.76	214,878	6.28
Restricted stock vested	(224,547)	7.28	(338,459)	7.80	(358,079)	8.71
Restricted stock outstanding as of end of period	341,713	$6.37	353,103	$7.01	553,396	$7.55

As of December 31, 2018, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,233 which will be amortized into compensation expense over a weighted average period of 1.7 years.

NOTE 7 – MORTGAGE LOANS HELD FOR INVESTMENT, NET AND RELATED NON-RECOURSE COLLATERALIZED FINANCING

The Company's mortgage loans held for investment, net are single-family mortgage loans which were originated or purchased by the Company prior to 2000. The amortized cost of these loans declined to $11,623 as of December 31, 2018 from $15,885 as of December 31, 2017 due primarily to principal payments. An allowance has been established for currently existing and probable losses on the Company's mortgage loans held for investment, which was $96 as of December 31, 2018 compared to $147 as of December 31, 2017. The Company's single-family mortgage loans are evaluated individually for impairment on a quarterly basis considering various factors including whether a loan is delinquent, the Company’s historical experience with similar types of loans, historical cure rates of delinquent loans, and historical and anticipated loss severity of the mortgage loans as they are liquidated. The Company recorded $50, $80, and $130 as provision for loan losses for the years ended December 31, 2018, 2017, and 2016, respectively, which is included within ”other operating (expense) income, net” on the Company's consolidated statements of comprehensive income (loss).

The majority of the Company's mortgage loans held for investment, net is pledged as collateral for the one remaining class of the Company's single-family securitization financing bond, which is recorded on the Company's balance sheet as "non-recourse collateralized financing". As of December 31, 2018, $4,141 of the principal balance of the Company’s mortgage loans held for investment was pledged as collateral for the Company's non-recourse collateralized financing which had a remaining principal balance of $3,502. As of December 31, 2017, $6,233 of the principal balance of the Company's mortgage loans held for investment was pledged as collateral for the remaining principal balance of the outstanding bonds of $5,596.

NOTE 8 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its NOL carryforward was $21,085 for the year ended December 31, 2018, $21,332 for the year ended December 31, 2017, and $21,702 for the year ended December 31, 2016. After common and preferred dividend distributions during those years as well as utilization of the Company's NOL carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2018 and did not incur any material income tax liability for the years ending December 31, 2017 or December 31, 2016.

The Company's estimated NOL carryforward as of December 31, 2018 is $89,775. Because the Company incurred an "ownership change" under Section 382 of the Internal Revenue Code ("Section 382"), the Company's ability to utilize its NOL carryforward to offset its taxable income after any required dividend distributions is limited to approximately $13,451 per year with any unused amounts being accumulated and carried forward for use in subsequent years. As of December 31, 2018, the Company had $65,543 of NOL that is not subject to the existing Section 382 limitations available to offset any future taxable income. The NOL will expire beginning in 2020 to the extent it is not used.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2018, December 31, 2017, or December 31, 2016, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 9 – RELATED PARTY TRANSACTIONS
As noted in previous filings, DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., was named a party to several lawsuits in 1999 and 2000 regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. The Company was named a party to several of the lawsuits (the “DCI Litigation”) due to its affiliation with DCI. In December 2000, the Company and DCI entered into a Litigation Cost Sharing Agreement (the “Agreement”) whereby the Company agreed to advance DCI's portion of the costs of defending against the DCI Litigation. All matters related to the DCI Litigation have concluded. As discussed in Part 1, Item 3 of this Annual Report on Form 10-K, plaintiffs in one matter are seeking to enforce a judgment obtained against DCI against the Company under various legal theories including pursuant to the Agreement. The Company continues to fund the costs of defense for DCI under the Agreement. DCI costs advanced by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum. The Company's advances to cover DCI's costs during the years ended December 31, 2018, 2017, and 2016 were $307, $30, and $173, respectively. The total amount due to the Company under the Litigation Cost Sharing Agreement including interest was $11,396 as of December 31, 2018 compared to $10,615 as of December 31, 2017. Because DCI does not currently have any assets, the amount due as of December 31, 2018 has been fully reserved for collectability by the Company. DCI is currently wholly owned by a company unaffiliated with the Company. An executive of the Company is the sole shareholder of this unaffiliated company.

NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Interest income	$25,190	$25,922	$26,925	$32,014
Interest expense	11,595	14,175	14,751	19,053
Net interest income	13,595	11,747	12,174	12,961
Gain (loss) on derivative instruments, net	38,354	20,667	19,499	(81,981)
Loss on sale of investments, net	(3,775)	(12,444)	(1,726)	(5,428)
Fair value adjustments	29	27	12	(16)
Other operating expense, net	(253)	(339)	(409)	(566)
General and administrative expenses	(3,643)	(4,006)	(3,964)	(3,492)
Preferred stock dividends	(2,940)	(2,942)	(2,956)	(2,963)
Net income (loss) to common shareholders	41,367	12,710	22,630	(81,485)
Other comprehensive (loss) income	(45,462)	(9,760)	(21,914)	50,054
Comprehensive (loss) income to common shareholders	$(4,095)	$2,950	$716	$(31,431)
Net income (loss) per common share	$0.74	$0.23	$0.39	$(1.34)
Dividends declared per common share	$0.18	$0.18	$0.18	$0.18
	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Interest income	$22,419	$24,856	$23,103	$24,124
Interest expense	7,519	8,714	9,889	10,056
Net interest income	14,900	16,142	13,214	14,068
Gain (loss) on derivative instruments, net	175	(15,802)	5,993	12,678
Loss on sale of investments, net	(1,708)	(3,709)	(5,211)	(902)
Fair value adjustments	10	30	23	12
Other operating (expense) income, net	(46)	4	(109)	(50)
General and administrative expenses	(4,280)	(4,097)	(3,599)	(3,843)
Preferred stock dividends	(2,435)	(2,641)	(2,808)	(2,910)
Net income (loss) to common shareholders	6,616	(10,073)	7,503	19,053
Other comprehensive income (loss)	19,977	12,375	6,144	(14,584)
Comprehensive income (loss) to common shareholders	$26,593	$2,302	$13,647	$4,469
Net income (loss) per common share	$0.13	$(0.20)	$0.15	$0.36
Dividends declared per common share	$0.18	$0.18	$0.18	$0.18

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Annual Report on Form 10-K was filed with the SEC and has determined that there have been no significant events or circumstances that qualify as a "recognized" subsequent event as defined by ASC Topic 855. Management has determined that the following events or circumstances qualify as "nonrecognized" subsequent events as defined by ASC Topic 855:

•	Subsequent to December 31, 2018, the Company received net proceeds of $46,105 from the issuance of 8,050,000 shares of the Company’s common stock through an underwritten public offering.