Form 10-Q
period 2019-03-31
DYNEX CAPITAL INC
filed 2019-05-03
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	DX	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRA	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRB	New York Stock Exchange
On April 30, 2019, the registrant had 73,763,826 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $4,547,769 and $3,511,604 respectively)	$4,842,447	$3,749,464
Mortgage loans held for investment, net	10,862	11,527
Cash and cash equivalents	55,902	34,598
Restricted cash	86,761	54,106
Derivative assets	6,030	6,563
Accrued interest receivable	26,075	21,019
Other assets, net	7,056	8,812
Total assets	$5,035,133	$3,886,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,252,893	$3,267,984
Payable for unsettled securities	151,075	58,915
Non-recourse collateralized financing	3,219	3,458
Derivative liabilities	—	1,218
Accrued interest payable	12,939	10,308
Accrued dividends payable	6,927	13,810
Other liabilities	3,406	3,243
Total liabilities	4,430,459	3,358,936

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 6,168,062 and 5,954,594 shares issued and outstanding, respectively ($154,202 and $148,865 aggregate liquidation preference, respectively)	$147,898	$142,883
Common stock, par value $.01 per share, 200,000,000 shares authorized; 72,248,146 and 62,817,218 shares issued and outstanding, respectively	722	628
Additional paid-in capital	872,010	818,442
Accumulated other comprehensive income (loss)	50,688	(35,779)
Accumulated deficit	(466,644)	(399,021)
Total shareholders’ equity	604,674	527,153
Total liabilities and shareholders’ equity	$5,035,133	$3,886,089
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income	$39,957	$25,190
Interest expense	26,276	11,595
Net interest income	13,681	13,595

(Loss) gain on derivative instruments, net	(61,697)	38,354
Loss on sale of investments, net	—	(3,775)
Fair value adjustments, net	(13)	29
Other operating expense, net	(231)	(253)
General and administrative expenses:
Compensation and benefits	(1,898)	(1,962)
Other general and administrative	(2,056)	(1,681)
Net (loss) income	(52,214)	44,307
Preferred stock dividends	(3,059)	(2,940)
Net (loss) income to common shareholders	$(55,273)	$41,367

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$86,632	$(49,189)
Reclassification adjustment for loss on sale of investments, net	—	3,775
Reclassification adjustment for de-designated cash flow hedges	(165)	(48)
Total other comprehensive income (loss)	86,467	(45,462)
Comprehensive income (loss) to common shareholders	$31,194	$(4,095)

Net (loss) income per common share-basic and diluted	$(0.81)	$0.74
Weighted average common shares-basic and diluted	68,435	55,871
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	5,888,680	$141,294	55,831,549	$558	$775,873	$(8,697)	$(351,970)	$557,058
Stock issuance	20,319	494	45,401	1	293	—	—	788
Restricted stock granted, net of amortization	—	—	176,233	2	333	—	—	335
Adjustments for tax withholding on share-based compensation	—	—	(57,135)	(1)	(363)	—	—	(364)
Stock issuance costs	—	—	—	—	(19)	—	—	(19)
Net income	—	—	—	—	—	—	44,307	44,307
Dividends on preferred stock	—	—	—	—	—	—	(2,940)	(2,940)
Dividends on common stock	—	—	—	—	—	—	(10,079)	(10,079)
Other comprehensive loss	—	—	—	—	—	(45,462)	—	(45,462)
Balance as of March 31, 2018	5,908,999	$141,788	55,996,048	$560	$776,117	$(54,159)	$(320,682)	$543,624

Balance as of December 31, 2018	5,954,594	$142,883	62,817,218	$628	$818,442	$(35,779)	$(399,021)	$527,153
Stock issuance	213,468	5,015	9,327,139	93	53,779	—	—	58,887
Restricted stock granted, net of amortization	—	—	152,462	2	296	—	—	298
Adjustments for tax withholding on share-based compensation	—	—	(48,693)	(1)	(295)	—	—	(296)
Stock issuance costs	—	—	—	—	(212)	—	—	(212)
Net loss	—	—	—	—	—	—	(52,214)	(52,214)
Dividends on preferred stock	—	—	—	—	—	—	(3,059)	(3,059)
Dividends on common stock	—	—	—	—	—	—	(12,350)	(12,350)
Other comprehensive income	—	—	—	—	—	86,467	—	86,467
Balance as of March 31, 2019	6,168,062	$147,898	72,248,126	$722	$872,010	$50,688	$(466,644)	$604,674

See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net (loss) income	$(52,214)	$44,307
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Increase in accrued interest receivable	(5,056)	(3,094)
Increase in accrued interest payable	2,631	1,389
Loss (gain) on derivative instruments, net	61,697	(38,354)
Loss on sale of investments, net	—	3,775
Fair value adjustments, net	13	(29)
Amortization of investment premiums, net	31,083	35,769
Other amortization and depreciation, net	222	312
Stock-based compensation expense	298	335
Change in other assets and liabilities, net	1,625	(2,514)
Net cash and cash equivalents provided by operating activities	40,299	41,896
Investing activities:
Purchase of investments	(1,019,100)	(321,348)
Principal payments received on investments	73,817	51,972
Proceeds from sales of investments	—	154,613
Principal payments received on mortgage loans held for investment, net	646	649
Net (payments) receipts on derivatives, including terminations	(62,382)	36,271
Other investing activities	(102)	(67)
Net cash and cash equivalents used in investing activities	(1,007,121)	(77,910)
Financing activities:
Borrowings under repurchase agreements	32,608,826	27,508,732
Repayments of repurchase agreement borrowings	(31,623,917)	(27,460,742)
Principal payments on non-recourse collateralized financing	(242)	(234)
Proceeds from issuance of preferred stock	5,015	494
Proceeds from issuance of common stock	53,872	294
Cash paid for stock issuance costs	(185)	—
Payments related to tax withholding for stock-based compensation	(296)	(364)
Dividends paid	(22,292)	(12,982)
Net cash and cash equivalents provided by financing activities	1,020,781	35,198

Net increase (decrease) in cash, cash equivalents, and restricted cash	53,959	(816)
Cash, cash equivalents, and restricted cash at beginning of period	88,704	87,200
Cash, cash equivalents, and restricted cash at end of period	$142,663	$86,384
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$23,807	$10,251
See notes to the unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (“Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company primarily earns income from investing on a leveraged basis in debt securities, the majority of which are specified pools of Agency and non-Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only (“IO”) securities that are issued or guaranteed by U.S. Government sponsored agencies (“Agency MBS”) and MBS issued by others (“non-Agency MBS”). The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”).

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2019. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2019 or March 31, 2018.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of March 31, 2019 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2019:

March 31, 2019
Cash and cash equivalents	$55,902
Restricted cash	86,761
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$142,663

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

Derivative Instruments

The Company’s derivative instruments generally include interest rate swaps, futures, and forward contracts for the purchase or sale of non-specified Agency RMBS, commonly referred to as “TBA securities” or “TBA contracts”. Derivative instruments are accounted for at the fair value of their unit of account. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company’s consolidated balance sheet. All periodic interest benefits/costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income. Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

The Company’s interest rate swap agreements are privately negotiated in the over-the-counter (“OTC”) market and the majority of these agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”) with the rest being subject to bilateral agreements between the Company and the swap counterparty. The Company’s CME cleared swaps require that the Company post initial margin as determined by the CME, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. The exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The carrying value of derivative instruments on the Company’s consolidated balance sheets is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and broaden the information that an entity must consider in developing its expected credit loss estimate to include the use of forecasted information. For assets classified as available-for-sale with changes in fair value recorded in other comprehensive income, measurement of credit losses will be similar to current GAAP. However, the amendments in this ASU require that credit losses be presented as an allowance rather than as a write-down, which is referred to in current GAAP as an other-than-temporary impairment. An entity will be able to record reversals of credit losses, if credit loss estimates decline, in net income for the current period. The amendments in this ASU will not permit an entity to use the length of time a debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirements to consider historical and implied volatility of the fair value of a security as well as recoveries or declines in fair value after the balance sheet date. The amendments in this ASU will affect an entity by varying degrees depending on a number of factors, including but not limited to, the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. These amendments will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Though the Company has not fully completed evaluating the impact this ASU will have on its financial condition and results of operations, the Company does not expect it will have a material impact given that the majority of its investments are Agency MBS.

NOTE 2 – INVESTMENTS IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type (including securities pending settlement) as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	March 31, 2019
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,683,276	$77,584	$2,760,860	$31,813	$(11,403)	$2,781,270	4.04%
Non-Agency	803	—	803	27	(21)	809	6.75%
	2,684,079	77,584	2,761,663	31,840	(11,424)	2,782,079
CMBS:
Agency	1,507,835	10,775	1,518,610	30,766	(9,864)	1,539,512	3.23%
Non-Agency	2,910	(1,927)	983	677	—	1,660	6.27%
	1,510,745	8,848	1,519,593	31,443	(9,864)	1,541,172
CMBS IO (2):
Agency	—	282,636	282,636	5,982	(154)	288,464	0.53%
Non-Agency	—	227,868	227,868	3,249	(385)	230,732	0.56%
	—	510,504	510,504	9,231	(539)	519,196

Total AFS securities:	$4,194,824	$596,936	$4,791,760	$72,514	$(21,827)	$4,842,447

(1)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $13,146,249 and $10,158,055 respectively, as of March 31, 2019.

	December 31, 2018
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,118,639	$56,744	$2,175,383	$8,902	$(26,264)	$2,158,021	3.95%
Non-Agency	856	—	856	24	(22)	858	6.75%
	2,119,495	56,744	2,176,239	8,926	(26,286)	2,158,879
CMBS:
Agency	1,071,906	8,518	1,080,424	6,141	(29,550)	1,057,015	3.22%
Non-Agency	3,040	(2,037)	1,003	413	—	1,416	6.47%
	1,074,946	6,481	1,081,427	6,554	(29,550)	1,058,431
CMBS IO (2):
Agency	—	287,062	287,062	4,281	(239)	291,104	0.55%
Non-Agency	—	240,681	240,681	1,675	(1,306)	241,050	0.57%
	—	527,743	527,743	5,956	(1,545)	532,154

Total AFS securities:	$3,194,441	$590,968	$3,785,409	$21,436	$(57,381)	$3,749,464

(1)	The WAC is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $13,048,666 and $10,275,494, respectively, as of December 31, 2018.

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

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$119,121	$121,882	$39,868	$39,808
>1 and <5 years	151,888	154,615	151,041	152,917
>5 and <10 years	911,278	910,315	828,543	806,015
> 10 years	3,609,473	3,655,635	2,765,957	2,750,724
	$4,791,760	$4,842,447	$3,785,409	$3,749,464

The following table presents information regarding the sales that generated the “loss on sale of investments, net” on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2019		2018
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency CMBS	—	—	$108,758	$(2,052)
U.S. Treasuries	—	—	46,498	(1,723)
	$—	$—	$155,256	$(3,775)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	March 31, 2019			December 31, 2018
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$46,127	$(174)	9	$581,440	$(1,793)	28
Non-Agency MBS	25,130	(177)	7	70,876	(581)	22

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$1,293,417	$(21,248)	61	$1,543,892	$(54,260)	88
Non-Agency MBS	21,512	(228)	13	46,154	(747)	19

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have AAA ratings due to the Treasury’s commitment of capital under the Senior Preferred Stock Purchase Agreement, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Company has determined that the unrealized losses on its Agency MBS as of March 31, 2019 and December 31, 2018 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company also assesses its ability and intent to hold any non-Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of March 31, 2019 or December 31, 2018.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of March 31, 2019 and December 31, 2018 are summarized in the following tables:

	March 31, 2019			December 31, 2018
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,582,697	2.75%	$2,719,705	$1,887,878	2.66%	$1,998,922
Agency CMBS	1,220,326	2.68%	1,304,731	919,833	2.51%	986,861
Agency CMBS IO	253,168	3.05%	282,927	253,258	2.96%	285,247
Non-Agency CMBS IO	196,702	3.39%	230,244	207,015	3.38%	240,574
Total repurchase agreements	$4,252,893	2.78%	$4,537,607	$3,267,984	2.69%	$3,511,604

The Company also had $151,075 and $58,915 payable to counterparties as of March 31, 2019 and December 31, 2018, respectively, which consisted of securities pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	March 31, 2019		December 31, 2018
Remaining Term to Maturity	Balance	WAVG Original Term to Maturity	Balance	WAVG Original Term to Maturity
Less than 30 days	$3,459,566	52	$2,319,911	56
30 to 90 days	793,327	82	948,073	89
Total	$4,252,893	58	$3,267,984	66

The following table lists the counterparties with whom the Company had approximately 10% or more of its shareholders’ equity at risk (defined as the excess of collateral pledged over the borrowings outstanding) as of the date indicated:

	March 31, 2019
Counterparty Name	Balance	Weighted Average Rate	Equity at Risk
Wells Fargo Bank, N. A. and affiliates	$357,111	3.56%	$43,381

Of the amount outstanding with Wells Fargo Bank, N.A. and affiliates, $212,631 is under a committed repurchase facility which has an aggregate maximum borrowing capacity of $400,000 and is scheduled to mature on May 12, 2019, subject

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

to early termination provisions contained in the master repurchase agreement. The facility is collateralized by CMBS IO, and its weighted average borrowing rate as of March 31, 2019 was 3.32%.

As of March 31, 2019, the Company had repurchase agreement amounts outstanding with 19 of its 36 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants as of March 31, 2019.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of March 31, 2019 and December 31, 2018:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2019
Repurchase agreements	$4,252,893	$—	$4,252,893	$(4,252,893)	$—	$—

December 31, 2018
Repurchase agreements	$3,267,984	$—	$3,267,984	$(3,267,984)	$—	$—

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
Periodically, the Company may also hold short positions in TBA securities for the purpose of economically hedging a portion of the impact of changing interest rates on the fair value of the Company’s fixed-rate Agency RMBS. The Company did not hold any short positions in TBA securities as of March 31, 2019.
The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2019	December 31, 2018
Interest rate swaps	Derivative assets	Economic hedging	$112	$324
TBA securities	Derivative assets	Trading	5,918	6,239
			$6,030	$6,563

U.S. Treasury futures	Derivative liabilities	Economic hedging	$—	$(1,218)

The table below provides detail of the Company’s “(loss) gain on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2019	2018
Receive-fixed interest rate swaps	$—	$(1,129)
Pay-fixed interest rate swaps	(71,764)	49,372
Eurodollar futures	—	1,905
TBA dollar roll positions	10,176	(12,087)
TBA economic hedges	—	293
U.S. Treasury futures	(109)	—
(Loss) gain on derivative instruments, net	$(61,697)	$38,354

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Interest Rate Swaps

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	March 31, 2019
		Weighted-Average:
Years to Maturity:	Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$1,435,000	2.01%	1.3	$112
>3 and < 6 years	1,930,000	2.27%	5.7	—
>6 and < 10 years	1,530,000	2.85%	9.0	—
>10 years	120,000	2.84%	28.4	—
Total	$5,015,000	2.38%	6.0	$112

	December 31, 2018
		Weighted-Average:
Years to Maturity:	Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)	Fair Value (3)
< 3 years	$1,560,000	1.96%	1.4	$324
>3 and < 6 years	1,230,000	2.23%	4.4	—
>6 and < 10 years	1,505,000	2.80%	8.3	—
>10 years	220,000	2.81%	21.9	—
Total	$4,515,000	2.35%	5.5	$324

(1)	The notional amounts include $0 and $775,000 of forward starting pay-fixed interest rate swaps as of March 31, 2019 and December 31, 2018, respectively.

(2)	Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 2.38% and 2.29% as of March 31, 2019 and December 31, 2018, respectively.

(3)
The majority of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral.

A portion of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in the repurchase agreements as described in Note 3. The Company was in compliance with all covenants with respect to bilateral agreements under which interest rate swaps were entered into as of March 31, 2019.

TBA Securities

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	March 31, 2019	December 31, 2018
Implied market value (1)	$733,130	$888,469
Implied cost basis (2)	727,212	882,230
Net carrying value (3)	$5,918	$6,239

(1)	Implied market value represents the estimated fair value of the underlying Agency MBS as if settled as of the date indicated.

(2)	Implied cost basis represents the forward price to be paid for the underlying Agency MBS as if settled as of the date indicated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

(3)
Net carrying value is the amount included on the consolidated balance sheets within “derivative assets (liabilities)” and represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2018	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of March 31, 2019
Interest rate swaps	$4,515,000	$1,500,000	$(1,000,000)	$5,015,000
TBA dollar roll positions	860,000	2,720,000	(2,865,000)	715,000
U.S. Treasury futures	50,000	—	(50,000)	—

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2019 and December 31, 2018:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2019
Interest rate swaps	$112	$—	$112	$—	$—	$112
TBA securities	5,918	—	5,918	—	(1,699)	4,219
Derivative assets	$6,030	$—	$6,030	$—	$(1,699)	$4,331
December 31, 2018
Interest rate swaps	$324	$—	$324	$—	$—	$324
TBA securities	6,239	—	6,239	—	(1,719)	4,520
Derivative assets	$6,563	$—	$6,563	$—	$(1,719)	$4,844

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2019
U.S. Treasury futures	—	—	—	—	—	—
Derivative liabilities	$—	$—	$—	$—	$—	$—

December 31, 2018
U.S. Treasury futures	1,218	—	1,218	—	(1,218)	—
Derivative liabilities	$1,218	$—	$1,218	$—	$(1,218)	$—

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	March 31, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$4,842,447	$—	$4,839,977	$2,470	$3,749,464	$—	$3,747,190	$2,274
Derivative assets:
Interest rate swaps	112	—	112	—	324	—	324	—
TBA securities	5,918	—	5,918	—	6,239	—	6,239	—
Total assets carried at fair value	$4,848,477	$—	$4,846,007	$2,470	$3,756,027	$—	$3,753,753	$2,274

Liabilities carried at fair value:
U.S. Treasury futures	$—	$—	$—	$—	$1,218	$1,218	$—	$—
Total liabilities carried at fair value	$—	$—	$—	$—	$1,218	$1,218	$—	$—

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

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended
	March 31,
	2019	2018
Balance as of beginning of period	$2,274	$7,243
Unrealized gain included in OCI	268	(310)
Principal payments	(183)	(361)
Accretion	111	311
Balance as of end of period	$2,470	$6,883

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

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$4,842,447	$4,842,447	$3,749,464	$3,749,464
Mortgage loans held for investment, net (1)	10,862	7,458	11,527	8,566
Derivative assets	6,030	6,030	6,563	6,563
Liabilities:
Repurchase agreements (2)	$4,252,893	$4,252,893	$3,267,984	$3,267,984
Non-recourse collateralized financing (1)	3,219	3,073	3,458	3,475
Derivative liabilities	—	—	1,218	1,218

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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 3,868,062 shares of its Series B Preferred Stock issued and outstanding as of March 31, 2019 compared to 2,300,000 shares of Series A Preferred Stock and 3,654,594 shares of Series B Preferred Stock as of December 31, 2018.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends of $0.053125 and $0.4765625 on its Series A and Series B Preferred Stock, respectively, for the first quarter on April 15, 2019 to shareholders of record as of April 1, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Common Stock. The following table summarizes information regarding monthly dividend declarations on the Company’s common stock for the first quarter of 2019:

	Three Months Ended
	March 31, 2018
Declaration Date	Amount Declared	Record Date	Payment Date
January 7, 2019	$0.06	January 18, 2019	January 31, 2019
January 28, 2019	0.06	February 14, 2019	February 28, 2019
March 12, 2019	0.06	March 22, 2019	April 1, 2019

Stock and Incentive Plans. The Company’s 2018 Stock and Incentive Plan, which replaced the Company’s 2009 Stock and Incentive Plan (the “2009 Plan”), reserves for issuance up to 3,000,000 shares of common stock for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2019 was $298 compared to $335 for the three months ended March 31, 2018, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	March 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period (1)	341,713	$6.37	353,103	$7.01
Restricted stock granted	152,462	6.10	176,233	6.28
Restricted stock vested (1)	(151,139)	6.37	(194,827)	7.37
Restricted stock outstanding as of end of period (1)	343,036	$6.25	334,509	$6.42

(1)	Amounts include awards previously granted under the 2009 Plan which will remain outstanding in accordance with their terms. The Company is no longer granting new equity awards under the 2009 Plan.

As of March 31, 2019, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,865 which will be amortized into compensation expense over a weighted average period of 2.3 years.

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

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes included in Part 1, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2018. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

For more information about our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

RMBS. Substantially all of our investments in RMBS as of March 31, 2019 were Agency issued securities collateralized primarily by fixed-rate single-family mortgage loans. The remainder of our RMBS portfolio is collateralized by adjustable-rate mortgage loans (“ARMs”), which have interest rates that generally adjust at least annually to an increment over a specified interest rate index, and hybrid ARMs, which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and then adjust their interest rate at least annually to an increment over a specified interest rate index (primarily one-year LIBOR).

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

CMBS. Substantially all of our CMBS investments as of March 31, 2019 were fixed-rate Agency-issued securities backed by multifamily housing loans. Loans underlying CMBS are generally fixed-rate, mature in eight to eighteen years, have amortization terms of up to 30 years, and are geographically dispersed. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay. From time to time we have invested in non-Agency CMBS backed by loans on multifamily housing, office buildings, retail, hospitality, and health care properties.

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

Hedging. We use derivative instruments, primarily interest rate swaps, to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily fixed-rate investments financed with short-term repurchase agreements. Changes in interest rates can impact net interest income, the market value of our investments, and book value per common share. We frequently adjust our hedging portfolio based on our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations.

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is largely driven by the performance of our investment portfolio and related financing and hedging activity. In assessing our financial performance, management primarily focuses on net interest income, net interest spread, net income, comprehensive income, book value per common share, and core net operating income to common shareholders (a non-GAAP measure) and total economic return (measured as dividends declared plus changes in book value). Our financial performance is also impacted by a number of factors including, but not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of and competition for investments, the influence of economic conditions on the credit performance of our investments, and market required yields as reflected by market spreads. These factors are influenced by market forces beyond our control such as macroeconomic and geopolitical conditions, market volatility, U.S. Federal Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy.

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

Fannie Mae and Freddie Mac have announced that the Single Security Initiative will become effective for all newly issued securities June 3, 2019. All securities issued by the GSE’s after that date will be pursuant to the Uniform Mortgage-Backed Securities (“UMBS”) platform established by the GSE’s. Fannie Mae securities previously issued will automatically be considered UMBS. Beginning in May 2019, Freddie Mac securities can be exchanged for new UMBS securities with the same material characteristics of the RMBS exchanged except with a different payment delay. The Company is evaluating the strategy of exchanging all or a portion of our existing Freddie Mac RMBS for UMBS securities, including the impact on our borrowing capabilities, operations, and liquidity. Thus far, the Company has not received any indication from its repurchase agreement counterparties that our borrowing capability or liquidity on existing Freddie RMBS will be impaired. The payment delay feature for UMBS securities follows that of existing Fannie Mae securities which is slightly longer than Freddie Mac.

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

Investing in mortgage-related securities (including on a leveraged basis) subjects us to many risks including interest rate risk, prepayment and reinvestment risk, credit risk, spread risk, and liquidity risk. Please refer to Part I, Item 1A, "Risk Factors" of our 2018 Form 10-K as well as Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3, "Quantitative and Qualitative Disclosures about Market Risk" of this Quarterly Report on Form 10-Q for a detailed discussion of these factors and others that have the potential to impact our results of operations and financial condition.

Market Conditions and Recent Activity

During the first quarter of 2019, we recovered approximately 30% of the book value per common share that we lost in the fourth quarter of 2018 as interest rates generally rallied across the curve and Agency MBS mortgage credit spreads tightened, partially reversing their widening in the fourth quarter of 2018. Markets appeared to price in slower economic activity and lower inflation domestically and globally. The FOMC elected to not increase the U.S. Federal Funds Target Rate (“Federal Funds rate”) at its first quarter 2019 meetings, holding the targeted Federal Funds rate range at 2.25%-2.50%. Though the Federal Funds rate has been increased eight times since late 2016, in March 2019 the FOMC guided the markets to a lower terminal target rate. Globally, interest rates generally declined during the first quarter of 2019, particularly in safe haven markets such as the Eurozone and Japan. We believe that markets are reflecting uncertainty regarding inflation and the overall economic environment and, in our opinion, such uncertainty is likely to continue for the remainder of 2019. As such, we expect yields to remain relatively range-bound for the remainder of the year.
The charts below show the highest and lowest U.S. Treasury and swap rates during the three months ended March 31, 2019 as well as the rates as of March 31, 2019 and December 31, 2018:

Highlights of First Quarter 2019 Results

Comprehensive income to common shareholders for the first quarter of 2019 was $31.2 million versus a comprehensive loss to common shareholders for the fourth quarter of 2018 of $(31.4) million. Lower interest rates experienced during the first quarter of 2019 and the recovery of credit spread widening from the fourth quarter of 2018 principally drove this increase in our comprehensive income as our MBS increased in fair value by $86.6 million.

Net loss to common shareholders for the first quarter of 2019 of $(55.3) million primarily consisted of a net loss on derivative instruments of $(61.7) million compared to a net loss to common shareholders of $(81.5) million in the fourth quarter of 2018. Like the prior quarter, net loss on derivative instruments for the first quarter of 2019 was primarily the result of a net loss in fair value of our interest rate swaps due to the interest rates on the 2-10 year portion of the swap curve declining for the second consecutive quarter. Also included in net loss to common shareholders was net interest income which increased $0.7 million compared to the prior quarter due to a larger and higher yielding portfolio of interest earning assets, which offset our increased interest expense resulting from a higher average balance of repurchase agreement borrowings and higher borrowing costs due to the markets pricing in the 0.25% increase in the targeted Federal Funds rate announced in December 2018.

Though net interest income increased modestly for the first quarter of 2019 compared to the fourth quarter of 2018, net interest spread declined 9 basis points as the increase in our interest income as a percentage of average interest earning assets was not enough to offset the increase in our interest expense as a percentage of our repurchase agreement borrowings. As shown in the table below, the downward trend in net interest spread for the majority of our investments continues as a result of higher funding costs and a flattening yield curve:

	Agency MBS (1)			CMBS IO (2)
Quarter Ended	Yield	Cost (3)	Net Interest Spread	Yield	Cost (3)	Net Interest Spread
March 31, 2019	3.42%	2.62%	0.80%	4.04%	3.20%	0.84%
December 31, 2018	3.28%	2.41%	0.87%	3.89%	2.99%	0.90%
September 30, 2018	3.12%	2.13%	0.99%	3.98%	2.76%	1.22%
June 30, 2018	2.94%	1.93%	1.01%	3.78%	2.59%	1.19%
March 31, 2018	2.85%	1.60%	1.25%	3.84%	2.33%	1.51%

(1)	Includes Agency RMBS and CMBS.
(2) Includes Agency and non-Agency issued securities.

(3)	Excludes net periodic interest benefit/cost of interest rate swaps used to economically hedge the interest rate risk of using repurchase agreement borrowings to finance our investments.

(4)
Amounts represent net periodic interest benefit/cost of interest rate swaps expressed as a percentage of average repurchase agreement borrowings outstanding for the period indicated. Please refer to “Non-GAAP Financial Measures” below for information on why management includes this benefit/cost in its assessment of investment portfolio performance.

Core net operating income to common shareholders, a non-GAAP measure, increased to $12.1 million for the first quarter of 2019 versus $10.9 million for the fourth quarter of 2018 due substantially to an increase in adjusted net interest income of $1.5 million. Adjusted net interest income, a non-GAAP measure, increased due to the larger and higher yielding investment portfolio mentioned above as well as higher net periodic interest benefit from our interest rate swaps, which offset higher interest expense on repurchase agreement borrowings and lower TBA drop income. We reduced our TBA dollar roll transactions during the first quarter of 2019 as higher anticipated prepayment speeds negatively impacted the pricing of TBA contracts. While adjusted net interest income increased for the first quarter of 2019 compared to the prior quarter, adjusted net interest spread declined 5 basis points as the 14 basis point increase in net periodic interest benefit was not enough to offset the 9 basis point decline in net interest spread and the 9 basis point decline in TBA drop income. Please refer to "Use of Non-GAAP Financial Measures" below for additional important information about non-GAAP measures.

Book value per common share increased to $6.24 as of March 31, 2019 from $6.02 as of December 31, 2018. This increase of $0.22 per common share and the first quarter dividend of $0.18 per common share resulted in a quarterly total economic return on book value per common share of 6.6%, This increase in book value was driven primarily by the increase in fair value of MBS, net of the decline in fair value of interest rate hedges. We issued over 9.3 million shares of common stock during the first quarter of 2019 through an underwritten secondary offering and our at-the-market (“ATM”) program, which impacted book value per common share by $(0.05).

Management Outlook

As we noted in the fourth quarter of 2018, we seek to assess the probability of events and to identify the most dominant factors that may ultimately influence the future path of economic activity, interest rates, and global asset prices. We continue to believe that we are in a lower return environment characterized by interest rates that will spend more time in a narrower range than in recent history. Fundamentally, we believe that increasing global debt, demographic trends, the impact of technological advances on productivity and employment, and human conflict could keep the 10-year U.S. Treasury below 3.5% and within a broader range of 2% to 4% substantially into the future. The aggregate amount of global debt yielding negative interest rates is trending higher again after trending lower since a peak in 2016. Additionally, there are multiple global factors that could rapidly force interest rates to, or below, the 2% lower bound of this narrower interest rate range.
Negative side effects of monetary policy tightening are already developing in the global economy and impacting global capital markets, which has limited the most recent rise in interest rates in the U.S. During the first quarter of 2019, markets repriced future short-term interest rates to reflect expectations that there will not be additional increases in the Federal Funds rate through the remainder of 2019 as well as a potential decrease in 2020. Additionally, interest rates inverted between 1-month and 3-month maturities. This inversion and having interest rates near the lower end of our expected range of 2% to 4% has created modest headwinds for our earnings profile for the balance of 2019. The lower rate environment has led to an increase in anticipated prepayment speeds on our Agency RMBS and less benefit from our interest rate swaps due to the decline in the 3-month LIBOR rate upon which the receive leg on our interest rate swaps is based. While we believe we will navigate these challenges, we may not fully earn our dividend in the near term. As we expect to continue increasing our investments in Agency MBS, we expect leverage to continue increasing over the balance of the year. Historically, we have observed that flat or inverted yield curves resolve themselves to a steeper yield curve within a 6-9 month period. As such, we believe the current environment will evolve over the intermediate term in a manner that ultimately supports higher net interest spreads.

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

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance excluding changes in fair value of its investments and derivatives. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost, drop income on TBA dollar roll positions, general and administrative expenses, and preferred dividends. Management includes drop income, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, in core net operating income and in adjusted net interest income because TBA dollar roll positions are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes periodic interest benefit/cost from its interest rate swaps, which are also included in "gain (loss) on derivatives instruments, net", in adjusted net interest expense, and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including periodic interest benefit/cost from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from any instrument used by management to economically hedge the impact of changing interest rates on its portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
($ in thousands, except per share amounts)	March 31, 2019	December 31, 2018
GAAP net loss to common shareholders	$(55,273)	$(81,485)
Less:
Change in fair value of derivative instruments, net (1)	67,557	86,993
Loss on sale of investments, net	—	5,428
De-designated cash flow hedge accretion (2)	(165)	(75)
Fair value adjustments, net	13	16
Core net operating income to common shareholders	$12,132	$10,877

Weighted average common shares outstanding	68,434,709	60,870,479
Core net operating income per common share	$0.18	$0.18

(1)	Amount represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest benefits related to these instruments.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

	Three Months Ended
	March 31, 2019		December 31, 2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$13,681	0.84%	$12,961	0.93%
Add: TBA drop income (1)	1,963	(0.03)%	3,072	0.06%
Add: net periodic interest benefit (2)	3,897	0.40%	1,940	0.26%
Less: de-designated cash flow hedge accretion (3)	(165)	(0.02)%	(75)	(0.01)%
Adjusted net interest income	$19,376	1.19%	$17,898	1.24%

(1)
TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.

(2)
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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2019.

FINANCIAL CONDITION

Investment Portfolio

Our investment portfolio is comprised mostly of Agency fixed-rate investments which have more a more favorable risk-return profile and higher liquidity in the current macroeconomic environment versus other types of MBS. Approximately 62% of our investments were 30-year Agency RMBS including TBA dollar roll positions as of March 31, 2019 compared to approximately 65% as of December 31, 2018. Approximately 28% of our investments were Agency CMBS as of March 31, 2019 compared to approximately 23% as of December 31, 2018. These CMBS are mainly in the multifamily sector and have more predictable prepayment profiles relative to RMBS and are therefore less costly to hedge.

The following table provides a summary of the amortized cost and fair value of our investment portfolio (including TBA dollar roll positions and securities pending settlement) used for investment purposes as of the dates indicated:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS, fixed-rate	$2,730,610	$2,750,526	$2,142,717	$2,124,810
TBAs, fixed-rate (1)	727,212	733,130	882,230	888,469
Agency RMBS, adjustable rate	30,250	30,744	32,666	33,211
Agency CMBS, fixed-rate	1,518,610	1,539,512	1,080,424	1,057,015
CMBS IO (2)	510,504	519,196	527,743	532,154
Non-Agency other (3)	1,786	2,469	1,859	2,274
Mortgage loans held for investment, net (4)	10,862	7,458	11,527	8,566
Total investment portfolio including TBA dollar roll positions	$5,529,834	$5,583,035	$4,679,166	$4,646,499

(1)
Consists of long positions in TBAs used for investment purposes at their implied cost basis and implied market value, respectively, as if settled which are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes non-Agency CMBS and RMBS.

(4)	Recorded on consolidated balance sheet at amortized cost.

The following table details the activity related to our MBS portfolio including TBA dollar roll positions during the three months ended March 31, 2019:

	Agency Fixed-Rate		CMBS IO (3)	Agency Adjustable Rate RMBS	Non-Agency Other (4)	Total
($ in thousands)	30-Year RMBS (1) (2)	CMBS
Balance as of December 31, 2018	$3,013,279	$1,057,015	$532,154	$33,211	$2,274	$4,637,933
Purchases	484,478	460,412	11,353	—	—	956,243
Principal payments	(49,587)	(21,758)	—	(2,298)	(184)	(73,827)
Sales	—	—	—	—	—	—
(Amortization) accretion	(2,016)	(468)	(28,592)	(117)	111	(31,082)
Change in fair value	37,502	44,311	4,281	(52)	268	86,310
Balance as of March 31, 2019	$3,483,656	$1,539,512	$519,196	$30,744	$2,469	$5,575,577

(1)	Includes securities pending settlement as of dates indicated.

(2)	Includes long positions in TBAs used for investment purposes at their implied market value as if settled which are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(3)	Includes Agency and non-Agency issued securities.

(4)	Includes non-Agency CMBS and RMBS.

RMBS. The following table provides information on our Agency RMBS investments including securities pending settlement and TBA dollar roll positions as of the dates indicated:

	March 31, 2019
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$219,147	$220,678	$218,499	$234,206	29	5.7%	5.04
4.0%	1,820,059	1,871,185	1,886,576	260,667	13	5.2%	2.91
4.5%	614,587	638,747	645,451	245,010	5	6.8%	1.62
TBA 3.5%	250,000	250,703	253,359	n/a	n/a	n/a	3.22
TBA 4.0%	325,000	331,786	334,012	n/a	n/a	n/a	2.18
TBA 4.5%	140,000	144,723	145,759	n/a	n/a	n/a	1.46
Total 30-year fixed-rate	$3,368,793	$3,457,822	$3,483,656	$254,856	12	5.6%	2.70

Adjustable-rate (7):	$29,483	$30,250	$30,744	$211,878	135	17.3%	0.58

Total Agency RMBS (including TBA dollar roll positions)	$3,398,276	$3,488,072	$3,514,400	$254,384	14	5.7%	2.68

	December 31, 2018
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$223,573	$225,148	$218,286	$233,855	26	5.7%	5.66
4.0%	1,651,854	1,699,012	1,687,390	272,159	10	5.2%	4.06
4.5%	211,429	218,557	219,134	291,874	5	5.3%	2.48
TBA 4.0%	110,000	111,175	112,101	n/a	n/a	n/a	3.54
TBA 4.5%	750,000	771,055	776,368	n/a	n/a	n/a	2.61
Total 30-year fixed-rate	$2,946,856	$3,024,947	$3,013,279	$270,053	10	5.3%	3.67

Adjustable-rate (7):	$31,782	$32,666	$33,211	$210,597	132	25.6%	0.52

Total Agency RMBS (including TBA dollar roll positions)	$2,978,638	$3,057,613	$3,046,490	$269,161	13	5.6%	3.63

(1)	Implied cost basis of TBA dollar roll positions represents the forward price to be paid for the underlying Agency MBS as if settled.

(2)	Fair value of TBA dollar roll positions is the implied market value of the underlying Agency security as of the end of the period if settled.

(3)
The net carrying value of TBA dollar roll positions, which is the difference between their implied market value and implied cost basis, was $5.9 million as of March 31, 2019 and $6.2 million as of December 31, 2018 and is included on the consolidated balance sheet within “derivative assets”.

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

(7)	Weighted average coupon based on amortized cost was 4.6% as of March 31, 2019 and 4.3% as of December 31, 2018.

CMBS. The majority of our CMBS are Agency CMBS for which our credit exposure is limited to the unamortized premium remaining on those securities as the return of principal is guaranteed by the GSEs. The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	March 31, 2019				December 31, 2018
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$19,532	$18,166	31	5.67	$20,302	$18,868	33	5.72
2009 to 2012	55,086	56,519	26	4.83	74,935	76,567	23	4.98
2013 to 2014	13,451	13,713	70	3.61	13,516	13,790	73	3.61
2015	210,252	212,274	94	2.85	210,679	212,755	97	2.85
2016	238,390	239,809	95	2.43	238,559	240,033	98	2.43
2017	337,483	339,189	107	3.07	280,530	283,567	106	3.06
2018	330,769	330,622	137	3.68	236,425	235,847	142	3.76
2019 (3)	156,342	158,501	127	3.53	—	—	—	—
	$1,361,305	$1,368,793	108	3.24	$1,074,946	$1,081,427	102	3.22

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

(2)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.

(3)	Excludes securities pending settlement with a par value of $149.4 million and amortized cost of $150.8 million as of March 31, 2019.

CMBS IO. Income earned from CMBS IO is based on interest payments received on the underlying commercial mortgage loan pools. Our return on these investments may be negatively impacted by any change in scheduled cash flows such as modifications of the mortgage loans or involuntary prepayments including defaults, foreclosures, and liquidations on or of the underlying mortgage loans prior to its contractual maturity date. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, to address changes in market fundamentals and the composition of mortgage loans collateralizing an investment, we consider the year of origination of the loans underlying CMBS IO in our selection of investments.

As of March 31, 2019, our CMBS IO investments comprised approximately 9% of our total portfolio, of which approximately 55% are Agency-issued, relatively unchanged since December 31, 2018. The following table presents our CMBS IO investments as of March 31, 2019 by year of origination:

	March 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$53,792	$54,960	23	$59,593	$60,763	17
2013	67,689	68,849	21	72,649	73,073	22
2014	126,889	128,131	28	134,114	134,808	30
2015	136,472	139,576	34	143,163	144,673	35
2016	65,260	66,319	40	67,625	68,015	41
2017	46,754	47,591	47	46,125	46,336	48
2018	4,405	4,470	71	4,474	4,486	73
2019	9,243	9,300	73	—	—	—
	$510,504	$519,196	32	$527,743	$532,154	32
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. As of March 31, 2019 and December 31, 2018, all non-Agency MBS pledged as collateral for repurchase agreements were CMBS IO, of which approximately 82% are rated AAA. Please refer to Note 3 of the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.

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

As of March 31, 2019 and December 31, 2018, we primarily used interest rate swaps to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. The following graphs present the effective notional balance outstanding and weighted average pay-fixed rate for our interest rate derivatives outstanding through 2025 (1) as of the periods indicated:

(1) Additional interest rate swaps outstanding from 2026-2047 had an average balance of $282.3 million at a weighted average pay-fixed rate of 2.85% as of March 31, 2019 and an average balance of $238.0 million at a weighted average pay-fixed rate of 2.86% as of December 31, 2018.
During the three months ended March 31, 2019 we added interest rate swaps with a combined notional balance of $1.5 billion at a weighted average net pay-fixed rate of 2.54%. We had interest rate swaps with a notional balance of $0.1 billion and a weighted average pay-fixed rate of 2.39% mature during the three months ended March 31, 2018. During that same period, we realized a loss of $6.8 million from terminated interest rate swaps with a notional balance of $0.9 billion and realized a loss of $1.3 million for terminated U.S. Treasury futures with a notional balance of $50.0 million.

Shareholders’ Equity

The increase in our shareholders’ equity during the three months ended March 31, 2019 was driven primarily by our issuance of 9.3 million shares of common stock through an underwritten public offering and our ATM program for net cash proceeds of $53.9 million. We used the cash proceeds in combination with repurchase agreement borrowings to purchase additional interest earning assets for our investment portfolio. In addition, shareholders’ equity increased as a result of an increase in the fair value of our MBS due to tightening credit spreads and declining longer-term interest rates during the first quarter. This increase in fair value was recorded within accumulated other comprehensive income, which increased $86.5 million during the three months ended March 31, 2019.

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

Net Interest Income for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net interest income for the three months ended March 31, 2019 remained relatively stable compared to the three months ended March 31, 2018 as the increase in interest income earned from a larger and higher yielding portfolio was mostly offset by an increase in interest expense resulting from a large average balance of borrowings and higher financing costs. Interest expense as a percentage of average balance of borrowings outpaced interest income as a percentage of interest earning assets, resulting in a decline of 50 basis points in net interest spread for the three months ended March 31, 2019 compared to the same period in 2018. The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31,
	2019			2018
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$23,411	$2,605,294	3.59%	$7,102	$903,134	3.15%
Agency CMBS-fixed rate	9,132	1,200,521	3.04%	7,628	1,082,206	2.80%
Agency RMBS-adjustable rate	223	31,497	3.38%	1,590	282,771	2.15%
CMBS IO (5)	6,395	517,868	4.04%	6,941	669,426	3.84%
Non-Agency other (6)	177	1,822	33.22%	622	18,638	11.37%
U.S. Treasuries	—	—	—%	967	168,508	2.33%
Other investments (7)	619	11,238	4.87%	340	15,442	4.05%
Total:	$39,957	$4,368,240	3.51%	$25,190	$3,140,125	3.09%

Interest-bearing liabilities:
Repurchase agreements	$26,414	$3,931,335	2.69%	$11,614	$2,645,714	1.76%
Non-recourse collateralized financing	27	3,397	3.31%	29	5,387	2.16%
De-designated cash flow hedge accretion (8)	(165)	n/a	0.02%	(48)	n/a	(0.01)%
Total:	$26,276	$3,934,732	2.67%	$11,595	$2,651,101	1.75%

Net interest income/net interest spread	$13,681		0.84%	$13,595		1.34%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(7)
Interest income for other investments consists of $143 thousand from mortgage loans held for investment, net and $476 thousand from cash and cash equivalents for the three months ended March 31, 2019 compared to $162 thousand and $178 thousand for the three months ended March 31, 2018, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

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

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	March 31, 2019 Compared to March 31, 2018
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$2,924	$13,385	$—	$16,309
Agency CMBS-fixed rate	731	825	(52)	1,504
Agency RMBS-adjustable rate	114	(1,326)	(155)	(1,367)
CMBS IO (2)	870	(1)	(1,415)	(546)
Non-Agency other (3)	102	(458)	(89)	(445)
Treasuries	—	(967)	—	(967)
Other investments (4)	23	256	—	279
Total increase (decrease) in interest income	$4,764	$11,714	$(1,711)	$14,767

Interest-bearing liabilities:
Repurchase agreements	$9,156	$5,644	$—	$14,800
Non-recourse collateralized financing, net of other (5)	(108)	(11)	—	(119)
Total increase in interest expense	9,048	5,633	—	14,681

Total net change in net interest income	$(4,284)	$6,081	$(1,711)	$86

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $298 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Increase of $117 thousand in de-designated cash flow hedge accretion is included as a change in rate.

As shown in the table above, interest income increased for the first quarter of 2019 compared to the same period in 2018 primarily from the addition of higher yielding fixed-rate Agency RMBS. This increase in interest income was almost entirely offset by the increase in interest expense due to a larger average outstanding balance of repurchase agreements borrowed at higher financing rates.

Adjusted Net Interest Income for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Management includes drop income from TBA dollar roll transactions and net periodic interest benefit (cost) of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Three Months Ended
	March 31,
	2019		2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$13,681	0.84%	$13,595	1.34%
Add: TBA drop income (1)	1,963	(0.03)%	3,733	0.10%
Add: net periodic interest benefit (cost) (2)	3,897	0.40%	(220)	(0.03)%
De-designated cash flow hedge accretion (3)	(165)	(0.02)%	(48)	(0.01)%
Adjusted net interest income	$19,376	1.19%	$17,060	1.40%

(1)
TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.

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

Adjusted net interest income increased $2.3 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily because we received a net periodic interest benefit from interest rate swaps of $3.9 million for the three months ended March 31, 2019 compared to a net cost of $(0.2) million for the three months ended March 31, 2018 as discussed below in “(Loss) Gain on Derivative Instruments, Net”. This benefit was partially offset by a decline of $(1.8) million in TBA drop income because we reduced our volume of TBA dollar roll transactions during the first quarter of 2018 as higher expected prepayment speeds impacted the pricing of TBA contracts. Adjusted net interest spread declined 21 basis points for the three months ended March 31, 2019 compared to the same quarter in 2018 as the increase of 43 basis points in net periodic interest benefit from interest rate swaps as a percentage of repurchase agreement borrowings helped to offset the 92 basis point increase in cost of financing and lower TBA net interest spread.

The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Three Months Ended				Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
	March 31,
	2019		2018		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA implied interest income (1)	$6,790	3.74%	$7,056	3.26%	$(266)	$873	$(1,140)
TBA implied interest expense (2)	4,827	2.66%	3,323	1.53%	1,504	2,040	(537)
TBA drop income/net yield (3)	$1,963	1.08%	$3,733	1.73%	$(1,770)	$(1,167)	$(603)

Average dollar roll position	$726,826		$866,821

(1)
Average yield for TBA dollar roll positions is extrapolated by adding average cost (see footnote 2) to the net yield (see footnote 3). Implied interest income is calculated by multiplying the average yield by the average TBA dollar roll position outstanding during the period.

(2)
Average funding cost for TBA dollar roll positions is determined using the “price drop” between the near settling TBA contract and the price for the same contract with a later settlement date and market-based assumptions regarding the “cheapest-to-deliver” collateral that can satisfy the TBA contract, such as the security’s coupon, maturity, and projected prepayment rate anticipated for the collateral. TBA implied interest expense is calculated by multiplying the average funding cost by the average TBA dollar roll position outstanding during the period.

(3)	TBA net yield is calculated by dividing drop income by the average TBA dollar roll position outstanding during the period.

(Loss) Gain on Derivative Instruments, Net

Changes in the fair value of derivative instruments and net periodic interest costs are impacted by changing market interest rates and adjustments that we may make to our hedging positions in any given period. Because of the changes made to our derivatives portfolio from one reporting period to the next, results of any given reporting period are generally not comparable to results of another.

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2019	2018
Interest rate derivatives:
Interest rate swaps:
Net periodic interest benefit (cost)	$3,897	$(220)
Change in fair value (1)	(75,661)	48,463
Total interest rate swap (losses) gains, net	(71,764)	48,243
U.S. Treasury and Eurodollar futures:
Change in fair value (1)	(109)	1,905
TBA short positions (economic hedges):
Change in fair value (2)	—	293
Total interest rate derivative (losses) gains, net	(71,873)	50,441

TBA dollar roll positions:
Change in fair value (2)	8,213	(15,820)
TBA drop income (3)	1,963	3,733
Total TBA dollar roll gains (losses), net	10,176	(12,087)

Total (loss) gain on derivative instruments, net	$(61,697)	$38,354

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

(3)
TBA drop income represents a portion of the change in fair value and is calculated as the difference in price between a TBA security sold for settlement in the current month and the price of a TBA security purchased for settlement in a future month times its notional amount.

For the three months ended March 31, 2019, the changes in fair value for the Company’s interest rate derivatives included net realized losses of $(6.8) million on terminated interest rate swaps and net realized losses of $(1.3) million on terminated U.S. Treasury futures. The increase in fair value of TBA dollar roll positions of $10.2 million was driven primarily by the decrease in longer-term interest rates during the first quarter of 2019 and is comprised of a net realized gain of $10.5 million and a net unrealized loss of $(0.3) million.

For the three months ended March 31, 2018, the changes in fair value for the Company’s interest rate derivatives included $(0.5) million of realized losses on terminated interest rate swaps and $0.9 million of realized gains resulting from Eurodollar futures that matured during that quarter. The decline in fair value of TBA dollar roll positions of $(15.8) million was driven primarily by the increase in longer-term interest rates during the first quarter of 2018 and was comprised of a net realized loss of $(12.6) million and a net unrealized gain of $0.5 million.

Our interest rate swap hedge position for the first quarter of 2019 and 2018 was approximately 90% of our average borrowings and net TBAs outstanding as shown in the table below. The floating rate we receive on the majority of our pay-fixed interest rate swaps is based on 3-month LIBOR which increased to an average of 2.69% during the three months ended March 31, 2019 compared to 1.93% for the three months ended March 31, 2018. As a result, we earned a net periodic interest benefit of $3.9 million from our interest rate swaps during the first quarter of 2019 and incurred a net periodic interest cost of $(0.2) million during the first quarter of 2018.The following table provides details on the effective interest rate swaps outstanding during the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2019	2018
Average repurchase agreement borrowings outstanding	$3,931,335	$2,645,714
Average net TBAs outstanding - at cost (1)	726,826	863,615
Average borrowings and net TBAs outstanding	4,658,161	3,509,329
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	4,154,778	3,290,556
Ratio of average interest rate swaps to average borrowings and net TBAs outstanding (1)	0.9	0.9

Average interest rate swap net pay-fixed rate (excluding forward starting swaps) (2)	2.37%	1.66%
Average interest rate swap net receive-floating rate (2)	2.75%	1.64%
Average interest rate swap net pay/(receive) rate	(0.38)%	0.02%

(1)
Because the Company executes TBA dollar roll transactions, which economically represent the purchase and financing of fixed-rate Agency RMBS, the average TBAs outstanding are included in the ratio calculation.

(2)	Net rates include receive-fixed (pay-floating) interest rate swaps for the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses increased $0.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to higher legal, audit, and consulting expenses.

Other Comprehensive Income (Loss)

The majority of other comprehensive income of $86.5 million for the first quarter of 2019 was mostly comprised of net unrealized gains in Agency RMBS and CMBS due to tightening credit spreads and declining longer-term interest rates. Other comprehensive loss for the first quarter of 2018 of $(45.5) million was mostly comprised of net unrealized losses in Agency RMBS and CMBS due to increasing interest rates. The following table provides detail on the changes in fair value by type of available-for-sale investment which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2019	2018
Fixed-rate Agency RMBS	$37,824	$(17,776)
Adjustable-rate Agency RMBS	(52)	(2,118)
Agency CMBS	44,311	(21,363)
CMBS IO (1)	4,281	(2,983)
Non-Agency other (2)	268	(363)
U.S. Treasuries	—	(811)
Unrealized gain (loss) on available-for-sale investments	86,632	(45,414)
Reclassification adjustment for de-designated cash flow hedges	(165)	(48)
Total other comprehensive income (loss)	$86,467	$(45,462)

(1)	Includes Agency and non-Agency issued securities.

(2)	Includes non-Agency CMBS and RMBS.

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

Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of March 31, 2019, our most liquid assets were $202.8 million compared to $210.8 million as of December 31, 2018.

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

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. We also include our TBA dollar roll positions (at cost if settled) in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll our TBA dollar roll positions into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Including our TBA dollar roll positions at cost (if settled), which was $727.2 million as of March 31, 2019, our leverage was 8.5 times shareholders’ equity compared to 8.0 times shareholders’ equity as of December 31, 2018.

The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA dollar roll positions for the periods indicated:

	Repurchase Agreements			TBA Dollar Roll Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
March 31, 2019	$4,252,893	$3,931,335	$4,266,684	$727,212	$722,264
December 31, 2018	3,267,984	2,992,513	3,269,307	882,230	814,478
September 30, 2018	2,690,858	2,564,863	2,701,797	780,865	982,665
June 30, 2018	2,514,984	2,716,097	2,844,225	782,408	722,005
March 31, 2018	2,613,892	2,645,714	2,716,729	844,941	863,615

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

Repurchase Agreements

 Our repurchase agreement borrowings are principally uncommitted and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As of March 31, 2019, we had repurchase agreement borrowings outstanding with 19 of our 36 available repurchase agreement counterparties at a weighted average borrowing rate of 2.78% compared to 2.69% as of December 31, 2018. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” (and which we also refer to as equity at risk) and is intended to provide the lender some protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. The majority of the collateral pledged to our repurchase agreement counterparties is MBS, the fair value of which fluctuates depending on market conditions. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as “margin calls”. Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, Fannie Mae and Freddie Mac announce principal payments on Agency MBS in advance of their actual remittance of principal payments, and repurchase agreement lenders generally make margin calls for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments from Fannie Mae and Freddie Mac.

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

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Agency CMBS and RMBS	4.8%	4.9%	4.8%	4.9%	4.8%
CMBS IO	13.4%	13.4%	13.3%	13.3%	13.7%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. Please refer to Note 3 for information regarding counterparties with whom we have the greatest amount of equity at risk as of March 31, 2019.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	March 31, 2019		December 31, 2018
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,868,545	$3,073,938	$2,190,361	$2,365,132
Asia	729,714	773,829	594,435	633,078
Europe	654,634	689,840	483,188	513,394
	$4,252,893	$4,537,607	$3,267,984	$3,511,604

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

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. In addition, counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives, and vice versa as interest rates increase. As of March 31, 2019, we had cash of $86.8 million posted as collateral under these agreements.

As of March 31, 2019, approximately $35 million of the Company’s interest rate swaps were entered into under bilateral agreements which contain cross-default provisions with other agreements between the parties. In addition, these bilateral agreements contain financial and operational covenants similar to those contained in our repurchase agreements, as described above. Currently, we do not believe we are subject to any covenants that materially restrict our hedging flexibility.
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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of $89.8 million as of March 31, 2019, which will begin to substantially expire in 2020. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2019	$17,148
2020	6,132
2021 - 2028	3,620
$26,900

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Approximately 72% of our common stock dividends declared during the three months ended March 31, 2019 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of March 31, 2019:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$4,258,755	$4,258,755	$—	$—	$—
Non-recourse collateralized financing (2)	3,260	1,045	1,335	704	176
Operating lease obligations	218	218	—	—	—
Total	$4,262,233	$4,260,018	$1,335	$704	$176
(1) Includes estimated interest payments calculated using interest rates in effect and weighted average days remaining until maturity as of March 31, 2019.
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

Other Matters

As of March 31, 2019, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the three months ended March 31, 2019 that are expected to have a material impact on the Company’s financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Exchange Act. Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, taking into account all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by use of words such as “believe”, “expect”, “anticipate”, “estimate”, “plan” “may”, “will”, “intend”, “should”, “could” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.

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

•	Our investment portfolio composition and target investments;

•	Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•	Our liquidity and ability to access financing, and the anticipated availability and cost of financing;

•	Our capital stock activity including the impact of stock issuances and repurchases;

•	The amount, timing, and funding of future dividends;

•	Our use of and restrictions on using our tax NOL carryforward;

•	The status of pending litigation;

•	The competitive environment in the future, including competition for investments and the availability of financing;

•	Estimates of future interest expenses, including related to the Company’s repurchase agreements and derivative instruments;

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

The table below shows the projected sensitivity of our net interest income and net periodic interest benefit/cost on our interest rate swaps as of the periods indicated:

	Projected Change in Net Interest Income and Net Periodic Interest Benefit/Cost Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
As of March 31, 2019	(17.8)%	(55.1)%	11.4%	19.1%
As of December 31, 2018	(8.0)%	(21.1)%	4.2%	6.1%

(1)
Includes estimated changes in net interest income as well as net periodic interest benefit/cost on our interest rate swaps recorded in “gain (loss) on derivatives instruments, net” and does not include estimated changes to TBA drop income generated by TBA dollar roll transactions, which are accounted for as derivative instruments in accordance with GAAP.

The projected sensitivity to changes in interest rates on our net interest income and net periodic interest benefit/cost from interest rate swaps has increased as of March 31, 2019 relative to December 31, 2018 due to the increase in our fixed-rate Agency RMBS portfolio and our leverage ratio as well as changes in our hedging portfolio during the first quarter of 2019.

The table below shows the projected sensitivity of the market value of our financial instruments (1) and the percentage change in shareholders’ equity based on an instantaneous parallel shift in market interest rates as of the dates indicated:

	As of March 31, 2019
	Decrease in Interest Rates of				Increase in Interest Rates of
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	0.6%	4.6%	0.6%	5.2%	(1.0)%	(8.1)%	(2.4)%	(18.9)%
CMBS	1.2%	9.6%	2.5%	19.7%	(1.1)%	(9.2)%	(2.2)%	(18.0)%
CMBS IO	0.1%	1.0%	0.3%	2.1%	(0.1)%	(1.0)%	(0.3)%	(2.0)%
TBAs	0.1%	1.0%	0.1%	1.0%	(0.2)%	(1.9)%	(0.6)%	(4.8)%
Interest rate swaps	(2.5)%	(20.5)%	(5.2)%	(41.9)%	2.4%	19.5%	4.8%	38.2%
Total	(0.5)%	(4.3)%	(1.7)%	(13.9)%	—%	(0.7)%	(0.7)%	(5.5)%

	As of December 31, 2018
	Decrease in Interest Rates by				Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	1.0%	7.0%	1.6%	11.2%	(1.3)%	(9.4)%	(2.9)%	(20.6)%
CMBS	1.0%	7.1%	2.0%	14.6%	(1.0)%	(6.8)%	(1.9)%	(13.4)%
CMBS IO	0.3%	1.8%	0.4%	3.1%	(0.1)%	(0.7)%	(0.3)%	(1.9)%
TBAs	0.2%	1.7%	0.4%	2.5%	(0.4)%	(2.9)%	(0.9)%	(6.7)%
Interest rate swaps	(2.7)%	(19.0)%	(5.5)%	(39.0)%	2.5%	18.1%	4.9%	35.3%
Total	(0.2)%	(1.4)%	(1.1)%	(7.6)%	(0.3)%	(1.7)%	(1.1)%	(7.3)%

(1)	Changes in market value of our financings are excluded because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

The percentage change in market value for our RMBS and TBAs declined slightly as of March 31, 2019 compared to December 31, 2018 due to declining interest rates during the first quarter of 2019 as increased prepayment expectations shortened the expected life of cash flows for these securities. As mentioned above, CMBS generally have some form of prepayment protection, so their market value sensitivity was not similarly impacted by declining interest rates. The increase in the percentage change in market value for CMBS as of March 31, 2019 compared to December 31, 2018 is primarily due to our first quarter purchases which increased weighted average life remaining overall for that portion of our portfolio. Unlike our CMBS, the CMBS IO remaining in our portfolio are more seasoned with shorter expected cash flows and fewer prepayment protection provisions remaining, so their percentage change in market value declined as of March 31, 2019 compared to December 31, 2018.
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

		March 31, 2019		December 31, 2018
Basis Point Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+25	+50	—%	(0.2)%	(0.1)%	(0.8)%
+25	+0	—%	(0.1)%	—%	(0.3)%
+50	+25	—%	—%	(0.2)%	(1.1)%
+50	+100	(0.6)%	(4.8)%	(0.8)%	(5.7)%
-10	-50	(0.6)%	(4.5)%	(0.4)%	(2.6)%

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

The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	March 31, 2019		December 31, 2018
	Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+20/+50 (2)	(1.3)%	(10.2)%	(1.3)%	(9.5)%
+10	(0.6)%	(4.8)%	(0.6)%	(4.5)%
-10	0.6%	5.0%	0.7%	5.0%
-20/-50 (2)	1.3%	10.6%	1.5%	11.0%

(1)	Includes changes in market value of our MBS investments, including TBA securities.

(2)	Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

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
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
As previously disclosed in the Company’s 2018 Form 10-K, in January 2019, the U.S. District Court, Northern District of Texas (the “Northern District Court”) dismissed the amended complaint of Basic Capital Management, Inc., et al. (the “DCI Plaintiffs”) against the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company (the “DCI Litigation”). The Northern District Court granted the DCI Plaintiffs until March 8, 2019 to file an amended complaint. The DCI Plaintiffs filed an amended complaint in April 2019, to which the Company has filed a response.

Also as previously disclosed in the 2018 Form 10-K, one of the DCI Plaintiffs also filed a claim (the “Cost Sharing Litigation”) in May 2018 against the Company seeking payment of a judgment previously entered only against DCI (the “DCI Judgment”), with such payment allegedly required pursuant to the provisions of a litigation cost sharing agreement, as amended, entered into initially in December 2000 between the Company and DCI. In June 2018, the Company filed a motion to transfer the lawsuit to the U.S. District Court for the Eastern District of Virginia (the “Eastern District Court”). The Company also filed a declaratory judgment action with the Eastern District Court seeking a declaration that the Company is not obligated under the litigation cost sharing agreement to pay any portion of the DCI Judgment. In March 2019, the Eastern District Court declined to hear the Company’s motions and the Cost Sharing Litigation therefore remains pending before the 68th District Court of Dallas County, Texas. The Company has moved to dismiss the case from the 68th District Court for lack of subject matter jurisdiction. There were no other developments during the first quarter of 2019.

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

Other than as described above, to the Company’s knowledge, there are no pending or threatened legal proceedings, the resolution of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition. The garnishment action related to DCI, discussed in the 2018 Form 10-K, is ongoing, but there have been no material developments during the three months ended March 31, 2019.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2018 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2018 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has been authorized by its Board of Directors to repurchase up to $40 million of its outstanding shares of common stock through December 31, 2020. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. During the three months ended March 31, 2019, the Company did not repurchase any shares of common stock under this repurchase authorization.

The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1, 2019 - January 31, 2019	—	$—	—	$40,000
February 1, 2019 - February 28, 2019	48,693	—	—	40,000
March 1, 2019 - March 31, 2019	—	—	—	40,000
Total	48,693	$—	—

(1)
These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the $40 million repurchase plan authorized by the Company's Board of Directors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.2	Amended and Restated Bylaws, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.28	Dynex Capital, Inc. Executive Incentive Plan (as amended January 1, 2019) (filed herewith).
10.37
Underwriting Agreement, dated January 28, 2019, between Dynex Capital, Inc. and J.P. Morgan Securities LLC, as underwriter (incorporated herein by reference to Exhibit 1.1 to Dynex’s Current Report on Form 8-K filed on January 30, 2019).

10.38	Form of Restricted Stock Agreement for Executive Officers (for awards on or after February 27, 2019) under the Dynex Capital, Inc. 2018 Stock and Incentive Plan (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 3, 2019	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	May 3, 2019	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)