Form 10-Q
period 2019-06-30
DYNEX CAPITAL INC
filed 2019-08-06
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4991 Lake Brook Drive,	Suite 100
Glen Allen,	Virginia	23060-9245
(Address of principal executive offices)		(Zip Code)
	(804)	217-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	DX	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRA	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRB	New York Stock Exchange
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
Yes           ☐           No            ☒

On July 31, 2019, the registrant had 24,655,264 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $5,132,400 and $3,511,604 respectively)	$5,713,788	$3,749,464
Mortgage loans held for investment, net	10,306	11,527
Cash and cash equivalents	49,956	34,598
Restricted cash	61,394	54,106
Derivative assets	342	6,563
Receivable for securities sold	1,242	—
Accrued interest receivable	25,292	21,019
Other assets, net	6,565	8,812
Total assets	$5,868,885	$3,886,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,815,452	$3,267,984
Payable for unsettled securities	425,897	58,915
Non-recourse collateralized financing	3,078	3,458
Derivative liabilities	207	1,218
Accrued interest payable	15,907	10,308
Accrued dividends payable	7,164	13,810
Other liabilities	2,542	3,243
Total liabilities	5,270,247	3,358,936

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 6,514,130 and 5,954,594 shares issued and outstanding, respectively ($162,853 and $148,865 aggregate liquidation preference, respectively)	$156,071	$142,883
Common stock, par value $.01 per share, 90,000,000 shares authorized; 24,646,964 and 20,939,073 shares issued and outstanding, respectively	246	209
Additional paid-in capital	882,633	818,861
Accumulated other comprehensive income (loss)	161,815	(35,779)
Accumulated deficit	(602,127)	(399,021)
Total shareholders’ equity	598,638	527,153
Total liabilities and shareholders’ equity	$5,868,885	$3,886,089
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$43,748	$25,922	$83,706	$51,112
Interest expense	30,813	14,175	57,089	25,770
Net interest income	12,935	11,747	26,617	25,342

(Loss) gain on derivative instruments, net	(117,535)	20,667	(179,233)	59,021
Loss on sale of investments, net	(10,360)	(12,444)	(10,360)	(16,219)
Fair value adjustments, net	(16)	27	(29)	56
Other operating income (expense), net	256	(339)	25	(592)
General and administrative expenses:
Compensation and benefits	(1,747)	(1,751)	(3,645)	(3,713)
Other general and administrative	(2,518)	(2,255)	(4,574)	(3,936)
Net (loss) income	(118,985)	15,652	(171,199)	59,959
Preferred stock dividends	(3,206)	(2,942)	(6,265)	(5,882)
Net (loss) income to common shareholders	$(122,191)	$12,710	$(177,464)	$54,077

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$100,767	$(22,156)	$187,399	$(71,345)
Reclassification adjustment for loss on sale of investments, net	10,360	12,444	10,360	16,219
Reclassification adjustment for de-designated cash flow hedges	—	(48)	(165)	(96)
Total other comprehensive income (loss)	111,127	(9,760)	197,594	(55,222)
Comprehensive (loss) income to common shareholders	$(11,064)	$2,950	$20,130	$(1,145)

Net (loss) income per common share-basic and diluted	$(4.98)	$0.68	$(7.49)	$2.89
Weighted average common shares-basic and diluted	24,541	18,765	23,681	18,695
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($ in thousands)

	For the Three and Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	5,954,594	$142,883	20,939,073	$209	$818,861	$(35,779)	$(399,021)	$527,153
Stock issuance	213,468	5,015	3,109,047	31	53,841	—	—	58,887
Restricted stock granted, net of amortization	—	—	50,821	1	297	—	—	298
Adjustments for tax withholding on share-based compensation	—	—	(16,231)	—	(296)	—	—	(296)
Stock issuance costs	—	—	—	—	(212)	—	—	(212)
Net loss	—	—	—	—	—	—	(52,214)	(52,214)
Dividends on preferred stock	—	—	—	—	—	—	(3,059)	(3,059)
Dividends on common stock	—	—	—	—	—	—	(12,350)	(12,350)
Other comprehensive income	—	—	—	—	—	86,467	—	86,467
Balance as of March 31, 2019	6,168,062	$147,898	24,082,710	$241	$872,491	$50,688	$(466,644)	$604,674
Stock issuance	346,068	8,173	547,071	5	9,874	—	—	18,052
Restricted stock granted, net of amortization	—	—	17,183	—	296	—	—	296
Stock issuance costs	—	—	—	—	(28)	—	—	(28)
Net loss	—	—	—	—	—	—	(118,985)	(118,985)
Dividends on preferred stock	—	—	—	—	—	—	(3,206)	(3,206)
Dividends on common stock	—	—	—	—	—	—	(13,292)	(13,292)
Other comprehensive income	—	—	—	—	—	111,127	—	111,127
Balance as of June 30, 2019	6,514,130	$156,071	24,646,964	$246	$882,633	$161,815	$(602,127)	$598,638

	For the Three and Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	5,888,680	$141,294	18,610,516	$186	$776,245	$(8,697)	$(351,970)	$557,058
Stock issuance	20,319	494	15,133	—	294	—	—	788
Restricted stock granted, net of amortization	—	—	58,745	1	334	—	—	335
Adjustments for tax withholding on share-based compensation	—	—	(19,045)	—	(364)	—	—	(364)
Stock issuance costs	—	—	—	—	(19)	—	—	(19)
Net income	—	—	—	—	—	—	44,307	44,307
Dividends on preferred stock	—	—	—	—	—	—	(2,940)	(2,940)
Dividends on common stock	—	—	—	—	—	—	(10,079)	(10,079)
Other comprehensive loss	—	—	—	—	—	(45,462)	—	(45,462)

Balance as of March 31, 2018	5,908,999	$141,788	18,665,349	$187	$776,490	$(54,159)	$(320,682)	$543,624
Stock issuance	—	—	291,076	3	5,617	—	—	5,620
Restricted stock granted, net of amortization	—	—	12,308	—	294	—	—	294
Stock issuance costs	—	—	—	—	(11)	—	—	(11)
Net income	—	—	—	—	—	—	15,652	15,652
Dividends on preferred stock	—	—	—	—	—	—	(2,942)	(2,942)
Dividends on common stock	—	—	—	—	—	—	(10,243)	(10,243)
Other comprehensive loss	—	—	—	—	—	(9,760)	—	(9,760)
Balance as of June 30, 2018	5,908,999	$141,788	18,968,733	$190	$782,390	$(63,919)	$(318,215)	$542,234
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net (loss) income	$(171,199)	$59,959
Adjustments to reconcile net (loss) income to cash provided by operating activities:
(Increase) decrease in accrued interest receivable	(4,273)	493
Increase in accrued interest payable	5,599	1,735
Loss (gain) on derivative instruments, net	179,233	(59,021)
Loss on sale of investments, net	10,360	16,219
Fair value adjustments, net	29	(56)
Amortization of investment premiums, net	63,239	74,136
Other amortization and depreciation, net	707	625
Stock-based compensation expense	593	629
Change in other assets and liabilities, net	642	(1,744)
Net cash and cash equivalents provided by operating activities	84,930	92,975
Investing activities:
Purchase of investments	(2,100,712)	(567,704)
Principal payments received on investments	195,061	95,452
Proceeds from sales of investments	432,552	525,973
Principal payments received on mortgage loans held for investment, net	1,199	2,101
Net (payments) receipts on derivatives, including terminations	(174,023)	54,050
Other investing activities	(1,348)	(68)
Net cash and cash equivalents (used in) provided by investing activities	(1,647,271)	109,804
Financing activities:
Borrowings under repurchase agreements	60,627,601	54,577,482
Repayments of repurchase agreement borrowings	(59,080,133)	(54,628,400)
Principal payments on non-recourse collateralized financing	(386)	(1,144)
Proceeds from issuance of preferred stock	13,188	494
Proceeds from issuance of common stock	63,751	5,914
Cash paid for stock issuance costs	(185)	—
Payments related to tax withholding for stock-based compensation	(296)	(364)
Dividends paid	(38,553)	(26,003)
Net cash and cash equivalents provided by (used in) financing activities	1,584,987	(72,021)

Net increase in cash, cash equivalents, and restricted cash	22,646	130,758
Cash, cash equivalents, and restricted cash at beginning of period	88,704	87,200
Cash, cash equivalents, and restricted cash at end of period	$111,350	$217,958
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$51,650	$24,114
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2019. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC.

All references to common shares, per common share amounts, and restricted stock have been adjusted to reflect the effect of the Company’s 1-for-3 reverse stock split effected on June 20, 2019 for all periods presented. Please refer to Note 6 for additional information.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three and six months ended June 30, 2019 or June 30, 2018.

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

On June 20, 2019, the Company effected a 1-for-3 reverse stock split of its common stock whereby every three common shares issued and outstanding as of the close of market on that date were converted into one common share. The Company’s weighted average common shares outstanding and net income (loss) per common share amounts presented on its consolidated statements of comprehensive income (loss) have been restated to reflect the effect of the reverse stock split for all periods presented. Please refer to Note 6 for additional information about the Company’s reverse stock split.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of June 30, 2019 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the six months ended June 30, 2019:

June 30, 2019
Cash and cash equivalents	$49,956
Restricted cash	61,394
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$111,350

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

The fair value of the Company’s debt securities pledged as collateral against repurchase agreements is disclosed parenthetically on the Company’s consolidated balance sheets.

Interest Income, Premium Amortization, and Discount Accretion. Interest income on debt securities is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or “IO”, securities) and their contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS rated ‘AA’ and higher are amortized or accreted into interest income over the projected life of such securities using the effective yield method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company may also adjust premium amortization and discount accretion for changes in projected future cash payments. The Company’s projections of future cash payments are based on input and analysis received from external sources and internal models and include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets. The Company does not estimate future prepayments on its fixed-rate Agency RMBS.

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

The Company’s interest rate swap agreements are privately negotiated in the over-the-counter (“OTC”) market. As of June 30, 2019, all of these agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”). The Company’s CME cleared swaps require that the Company post initial margin as determined by the CME, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. The exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The carrying value of derivative instruments on the Company’s consolidated balance sheet as of December 31, 2018 is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME as of that date.

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

In May 2019, FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments except for held-to-maturity debt securities, upon adoption of Topic 326. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10. For entities that have not yet adopted the amendments in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

ASU NO. 2016-13, the effective date and transition methodology for the amendments in ASU No. 2019-05 are the same as in ASU 2016-13. For entities that have adopted the amendments in ASU No. 2016-13, the amendments in ASU No. 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU No. 2016-13. The amendments in ASU No. 2019-05 should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity adopts the amendments in ASU No. 2016-13. The Company has mortgage loans held for investment which are measured at amortized cost which are eligible for the option to irrevocably elect the fair value option. Though the Company is evaluating its options, it does not expect adoption of ASU No. 2019-05 to have a material impact on its consolidated financial statements.

NOTE 2 – INVESTMENTS IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type (including securities pending settlement) as of the dates indicated:

	June 30, 2019
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$3,095,408	$82,035	$3,177,443	$58,044	$(2,184)	$3,233,303	3.97%
Non-Agency	744	—	744	32	(19)	757	6.75%
	3,096,152	82,035	3,178,187	58,076	(2,203)	3,234,060
CMBS:
Agency	1,875,117	15,793	1,890,910	91,994	(269)	1,982,635	2.84%
Non-Agency	1,422	(977)	445	692	—	1,137	5.50%
	1,876,539	14,816	1,891,355	92,686	(269)	1,983,772
CMBS IO (2):
Agency	—	267,703	267,703	8,332	(108)	275,927	0.66%
Non-Agency	—	214,728	214,728	5,472	(171)	220,029	0.63%
	—	482,431	482,431	13,804	(279)	495,956

Total AFS securities:	$4,972,691	$579,282	$5,551,973	$164,566	$(2,751)	$5,713,788

(1)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $12,861,382 and $10,014,205 respectively, as of June 30, 2019.

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

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$152,858	$157,963	$39,868	$39,808
>1 and <5 years	285,275	289,174	151,041	152,917
>5 and <10 years	879,723	914,413	828,543	806,015
> 10 years	4,234,117	4,352,238	2,765,957	2,750,724
	$5,551,973	$5,713,788	$3,785,409	$3,749,464

The following table presents information regarding the sales that generated the “loss on sale of investments, net” on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$205,493	$(3,953)	$217,837	$(7,785)	$205,493	$(3,953)	$217,837	$(7,785)
Agency CMBS	213,198	(6,493)	—	—	213,198	(6,493)	108,758	(2,052)
Agency CMBS IO	13,861	86	—	—	13,861	86	—	—
Non-Agency CMBS IO	—	—	8,695	51	—	—	8,695	51
U.S. Treasuries	—	—	144,461	(4,710)	—	—	190,960	(6,433)
	$432,552	$(10,360)	$370,993	$(12,444)	$432,552	$(10,360)	$526,250	$(16,219)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	June 30, 2019			December 31, 2018
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$148,736	$(378)	14	$581,440	$(1,793)	28
Non-Agency MBS	14,490	(140)	4	70,876	(581)	22

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$294,704	$(2,184)	9	$1,543,892	$(54,260)	88
Non-Agency MBS	7,117	(51)	8	46,154	(747)	19

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have AAA ratings due to the Treasury’s commitment of capital under the Senior Preferred Stock Purchase Agreement, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of June 30, 2019 and December 31, 2018 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company also assesses its ability and intent to hold any non-Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of June 30, 2019 or December 31, 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of June 30, 2019 and December 31, 2018 are summarized in the following tables:

	June 30, 2019			December 31, 2018
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,938,383	2.65%	$3,073,151	$1,887,878	2.66%	$1,998,922
Agency CMBS	1,448,977	2.66%	1,569,019	919,833	2.51%	986,861
Agency CMBS IO	241,552	2.97%	270,668	253,258	2.96%	285,247
Non-Agency CMBS IO	186,540	3.30%	219,562	207,015	3.38%	240,574
Total repurchase agreements	$4,815,452	2.69%	$5,132,400	$3,267,984	2.69%	$3,511,604

The Company also had $425,897 and $58,915 payable to counterparties as of June 30, 2019 and December 31, 2018, respectively, which consisted of securities pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2019		December 31, 2018
Remaining Term to Maturity	Balance	WAVG Original Term to Maturity	Balance	WAVG Original Term to Maturity
Less than 30 days	$4,175,623	56	$2,319,911	56
30 to 90 days	537,763	90	948,073	89
91 to 180 days	102,066	183	—	—
Total	$4,815,452	62	$3,267,984	66

As of June 30, 2019, the counterparty with whom the Company had the most equity at risk was Wells Fargo Bank, N.A. and its affiliates. The Company had $430,319 outstanding and $48,019 of its equity at risk as of that date at a combined weighted average borrowing rate of 2.92%, of which $188,490 of the amount outstanding was under the Company’s committed repurchase facility with Wells Fargo. During the three months ended June 30, 2019, this facility was amended to, among other things, extend its maturity date to June 11, 2021 and reduce the aggregate maximum borrowing capacity to $250,000. The weighted average borrowing rate for this facility was 3.27% as of June 30, 2019.

As of June 30, 2019, the Company had repurchase agreement amounts outstanding with 20 of its 36 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of June 30, 2019.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of June 30, 2019 and December 31, 2018:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2019
Repurchase agreements	$4,815,452	$—	$4,815,452	$(4,815,452)	$—	$—

December 31, 2018
Repurchase agreements	$3,267,984	$—	$3,267,984	$(3,267,984)	$—	$—

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

Types and Uses of Derivatives Instruments
Interest Rate Derivatives. Changing interest rates impact the fair value of the Company’s investments as well as the interest rates on the Company’s repurchase agreement borrowings used to finance its investments. The Company primarily uses interest rate swaps as economic hedges to mitigate declines in book value and to protect some portion of the Company's earnings from rising interest rates. The Company may also periodically utilizes other types of interest rate derivatives, such as interest rate swaptions and Eurodollar and U.S. Treasury futures as economic hedges.
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
Periodically, the Company may also hold short positions in TBA securities for the purpose of economically hedging a portion of the impact of changing interest rates on the fair value of the Company’s fixed-rate Agency RMBS. The Company did not hold any short positions in TBA securities as of June 30, 2019 or December 31, 2018.
The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2019	December 31, 2018
Interest rate swaps (1)	Derivative assets	Economic hedging	$—	$324
TBA securities	Derivative assets	Trading	342	6,239
			$342	$6,563

Eurodollar futures	Derivative liabilities	Economic hedging	$(102)	$—
TBA securities	Derivative liabilities	Trading	(105)	—
U.S. Treasury futures	Derivative liabilities	Economic hedging	—	(1,218)
			$(207)	$(1,218)

(1)
Amounts shown as of June 30, 2019 and December 31, 2018 are net of $(50,907) paid and $8,424 received, respectively, in variation margin which is recorded on the Company’s consolidated balance sheets within “restricted cash”. As of June 30, 2019, all of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral. The amount shown as of December 31, 2018 is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME as of that date.

The table below provides detail of the Company’s “(loss) gain on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2019	2018	2019	2018
Interest rate swaps	$(124,213)	20,571	$(195,978)	68,814
Eurodollar futures	(102)	170	(102)	2,075
U.S. Treasury futures	—	—	(109)	—
Options on U.S. Treasury futures	—	891	—	891
TBA dollar roll positions	6,780	(965)	16,956	(13,052)
TBA economic hedges	—	—	—	293
(Loss) gain on derivative instruments, net	$(117,535)	$20,667	$(179,233)	$59,021

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Interest Rate Swaps

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	June 30, 2019
		Weighted-Average:
Years to Maturity:	Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)
< 3 years	$1,150,000	1.76%	1.3
>3 and < 6 years	910,000	2.15%	3.5
>6 and < 10 years	1,320,000	2.14%	9.5
>10 years	120,000	2.84%	28.2
Total	$3,500,000	2.04%	5.9

	December 31, 2018
		Weighted-Average:
Years to Maturity:	Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)
< 3 years	$1,560,000	1.96%	1.4
>3 and < 6 years	1,230,000	2.23%	4.4
>6 and < 10 years	1,505,000	2.80%	8.3
>10 years	220,000	2.81%	21.9
Total	$4,515,000	2.35%	5.5

(1)	The notional amounts include $0 and $775,000 of forward starting pay-fixed interest rate swaps as of June 30, 2019 and December 31, 2018, respectively.

(2)	Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 2.04% and 2.29% as of June 30, 2019 and December 31, 2018, respectively.

TBA Securities

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	June 30, 2019	December 31, 2018
Implied market value (1)	$374,688	$888,469
Implied cost basis (2)	374,451	882,230
Net carrying value (3)	$237	$6,239

(1)	Implied market value represents the estimated fair value of the underlying Agency MBS as if settled as of the date indicated.

(2)	Implied cost basis represents the forward price to be paid for the underlying Agency MBS as if settled as of the date indicated.

(3)
Net carrying value is the amount included on the consolidated balance sheets within “derivative assets (liabilities)” and represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2018	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of June 30, 2019
Interest rate swaps	$4,515,000	$2,955,000	$(3,970,000)	$3,500,000
Eurodollar futures	—	3,000,000	—	3,000,000
TBA dollar roll positions	860,000	4,830,000	(5,320,000)	370,000
U.S. Treasury futures	50,000	—	(50,000)	—

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2019 and December 31, 2018:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2019
TBA securities	342	—	342	—	—	342
Derivative assets	$342	$—	$342	$—	$—	$342
December 31, 2018
Interest rate swaps	$324	$—	$324	$—	$—	$324
TBA securities	6,239	—	6,239	—	(1,719)	4,520
Derivative assets	$6,563	$—	$6,563	$—	$(1,719)	$4,844

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2019
TBA securities	105	—	105	—	(47)	58
Eurodollar Futures	102	—	102	—	—	102
Derivative liabilities	$207	$—	$207	$—	$(47)	$160

December 31, 2018
U.S. Treasury futures	1,218	—	1,218	—	(1,218)	—
Derivative liabilities	$1,218	$—	$1,218	$—	$(1,218)	$—

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	June 30, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$5,713,788	$—	$5,711,894	$1,894	$3,749,464	$—	$3,747,190	$2,274
Derivative assets:
Interest rate swaps	—	—	—	—	324	—	324	—
TBA securities	342	—	342	—	6,239	—	6,239	—
Total assets carried at fair value	$5,714,130	$—	$5,712,236	$1,894	$3,756,027	$—	$3,753,753	$2,274

Liabilities carried at fair value:
Eurodollar futures	$102	$—	$102	$—	$—	$—	$—	$—
TBA securities	105	—	105	—	—	—	—	—
U.S. Treasury futures	—	—	—	—	1,218	1,218	—	—
Total liabilities carried at fair value	$207	$—	$207	$—	$1,218	$1,218	$—	$—

The fair value of interest rate swaps is measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. As of June 30, 2019, all of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral. The amount shown as of December 31, 2018 for interest rate swaps is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME as of that date. U.S. Treasury and Eurodollar futures are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. The fair value of TBA securities is estimated using methods similar those used to fair value the Company’s Level 2 MBS.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
Balance as of beginning of period	$2,274	$7,243
Unrealized gain included in OCI	289	(582)
Principal payments	(1,730)	(692)
Accretion	1,061	604
Balance as of end of period	$1,894	$6,573

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

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$5,713,788	$5,713,788	$3,749,464	$3,749,464
Mortgage loans held for investment, net (1)	10,306	7,465	11,527	8,566
Derivative assets	342	342	6,563	6,563
Liabilities:
Repurchase agreements (2)	$4,815,452	$4,815,452	$3,267,984	$3,267,984
Non-recourse collateralized financing (1)	3,078	3,114	3,458	3,475
Derivative liabilities	207	207	1,218	1,218

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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 4,214,130 shares of its Series B Preferred Stock issued and outstanding as of June 30, 2019 compared to 2,300,000 shares of Series A Preferred Stock and 3,654,594 shares of Series B Preferred Stock as of December 31, 2018.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

quarterly dividends of $0.053125 and $0.4765625 on its Series A and Series B Preferred Stock, respectively, for the second quarter on July 15, 2019 to shareholders of record as of July 1, 2019.

Common Stock. On June 20, 2019, the Company’s Board of Directors effected a 1-for-3 reverse stock split of its common stock whereby every three common shares issued and outstanding as of the close of market on that date were converted into one common share. As a result, the number of common shares outstanding was reduced by 49,210,493, including fractional shares redeemed for cash in lieu of shares. All references to common shares, per common share amounts, and restricted stock have been restated to reflect the effect of the reverse stock split for all periods presented. In addition, the number of authorized shares of the Company’s common stock was also reduced from 200 million to 90 million. The par value of each share of common stock remained unchanged.

The following table summarizes information regarding monthly dividend declarations on the Company’s common stock for the first six months of 2019:

	Six Months Ended
	June 30, 2019
Declaration Date	Amount Declared (1)	Record Date	Payment Date
January 7, 2019	$0.18	January 18, 2019	January 31, 2019
January 28, 2019	0.18	February 14, 2019	February 28, 2019
March 12, 2019	0.18	March 22, 2019	April 1, 2019
April 10, 2019	0.18	April 22, 2019	May 1, 2019
May 16, 2019	0.18	May 28, 2019	June 7, 2019
June 6, 2019	0.18	June 26, 2019	July 3, 2019

1)	Amounts declared have been adjusted to reflect the effect of the 1-for-3 reverse stock split.

Stock and Incentive Plans. The Company’s 2018 Stock and Incentive Plan, which replaced the Company’s 2009 Stock and Incentive Plan (the “2009 Plan”), reserves for issuance up to 1,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2019 was $296 and $593, respectively compared to $294 and $629 for the three and six months ended June 30, 2018, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Six Months Ended
	June 30,
	2019		2018
	Shares (1)	Weighted Average Grant Date Fair Value Per Share (1)	Shares (1)	Weighted Average Grant Date Fair Value Per Share (1)
Restricted stock outstanding as of beginning of period (2)	113,904	$19.19	117,701	$21.02
Restricted stock granted	67,997	18.09	71,051	18.95
Restricted stock vested (2)	(62,688)	19.20	(74,849)	21.85
Restricted stock outstanding as of end of period (2)	119,213	$18.56	113,904	$19.19

(1)	Amounts have been adjusted to reflect the effect of the 1-for-3 reverse stock split.

(2)	Amounts include awards previously granted under the 2009 Plan which will remain outstanding in accordance with their terms. The Company is no longer granting new equity awards under the 2009 Plan.

As of June 30, 2019, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,870 which will be amortized into compensation expense over a weighted average period of 1.9 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 7 – SUBSEQUENT EVENTS

On July 8, 2019, the Company’s Board of Directors declared a monthly cash dividend of $0.18 per common share payable on August 1, 2019 to shareholders of record on July 22, 2019.

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

Our investments consist primarily of Agency MBS including residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only (“IO”) securities and non-Agency CMBS IO. Agency RMBS and CMBS have a guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. To a lesser extent, we also have investments in non-Agency RMBS and CMBS issued by non-governmental enterprises, which do not have a guaranty of principal payment.

Fannie Mae and Freddie Mac’s Single Security Initiative became effective for all newly issued securities June 3, 2019. All securities issued by the GSE’s after that date have been pursuant to the Uniform Mortgage-Backed Securities (“UMBS”) platform established by the GSE’s. Fannie Mae’s previously issued securities are automatically considered UMBS while Freddie Mac’s previously issued securities may be exchanged for new UMBS securities with substantially the same terms except the payment delay on the UMBS now follows that of existing Fannie Mae securities which is slightly longer than the previously issued Freddie Mac securities. Previously issued Freddie Mac securities will remain outstanding under the same terms if not exchanged. The Company has exchanged Freddie Mac securities with a par value of approximately $11.3 million as of July 31, 2019 and has not experienced any adverse consequences from a liquidity or pricing perspective. The Company continues to evaluate whether to exchange its remaining outstanding Freddie Mac securities.

RMBS. Substantially all of our investments in RMBS as of June 30, 2019 were Agency issued securities collateralized primarily by fixed-rate single-family mortgage loans. The remainder of our RMBS portfolio is collateralized by adjustable-rate mortgage loans (“ARMs”), which have interest rates that generally adjust at least annually to an increment over a specified interest rate index, primarily one-year LIBOR.

We may also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in non-specified fixed-rate Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. Our TBA purchases are financed by executing a series of transactions which effectively delay the settlement of a forward purchase of a non-specified Agency RMBS by entering into an offsetting TBA short position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long position with a later settlement date. These net long TBA positions are referred to as “dollar roll positions”, and we view them as economically equivalent to investing in and financing Agency RMBS using short-term repurchase agreements. TBAs purchased for a forward settlement month are generally priced at a discount relative to TBAs sold for settlement in the current month. This discount, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. We account for TBAs as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or the individual TBA transaction will not settle in the shortest period possible.

CMBS. Substantially all of our CMBS investments as of June 30, 2019 were fixed-rate Agency-issued securities backed by multifamily housing loans. Loans underlying CMBS are generally fixed-rate, mature in eight to eighteen years, have amortization terms of up to 30 years, and are geographically dispersed. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay. From time to time we have invested in non-Agency CMBS backed by loans on multifamily housing, office buildings, retail, hospitality, and health care properties.

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is largely driven by the performance of our investment portfolio and related financing and hedging activity. In assessing our financial performance, management primarily focuses on net interest income, net interest spread, comprehensive income, book value per common share, core net operating income to common shareholders (a non-GAAP measure) and total economic return (measured as dividends declared plus changes in book value). Our financial performance is also impacted by a number of factors including, but not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of and competition for investments, the influence of economic conditions on the credit performance of our investments, and market required yields as reflected by market spreads. These factors are influenced by market forces beyond our control such as macroeconomic and geopolitical conditions, market volatility, U.S. Federal Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy.

Our business model may also be impacted by the availability and cost of financing and the state of the overall credit markets. Reductions or limitations in the availability of financing for our investments could significantly impact our business or force us to sell assets, potentially at losses. Repurchase agreement lending markets have been stable for the last several years, but lending by larger U.S. domiciled banks has declined in recent years due to increased regulation and changes to regulatory capital requirements. As a result, we currently borrow from a number of smaller independent broker dealers that are generally less regulated and from U.S. domiciled broker dealer subsidiaries of foreign financial institutions. It is uncertain how smaller independent broker dealers will react during periods of extreme market stress in short-term funding markets. Other factors that could also impact our business include changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act, and REIT requirements.

In our view, regulatory impacts on financial institutions, many of which are our trading and financing counterparties, pose a potential threat to the overall liquidity in the capital markets. In 2017, the Federal Reserve began curtailing its reinvestment of principal payments received on its Agency RMBS portfolio. Prices in Agency RMBS generally have not been significantly impacted by the reduction, however prices may be more significantly impacted as the amount of curtailment increases each successive quarter. Market liquidity of our investments and the financing markets could be negatively impacted if the Federal Reserve's Federal Open Market Committee (or "FOMC") suddenly changes market expectations of the target Federal Funds Rate or takes other actions which have the effect of tightening monetary policy that are not anticipated by the market. And finally, there remains uncertainty as to the ultimate impact or outcome of certain regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and restrictions on market-making activities of large U.S. financial institutions could result in reduced liquidity in times of market stress.

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

Market Conditions and Recent Activity

Interest rates continued to rally in the second quarter as markets further coalesced around our view of a lower rate environment, given slowing global economic growth and the increasing amounts of negative yielding debt in developed markets. In a marked change from last quarter, markets have priced in multiple reductions in the U.S. Federal Funds Target Rate (the “Federal Funds Rate”), and the U.S. Federal Reserve has guided from a patient pause to an easing stance and a lower “neutral” Federal Funds Rate. Interest rate markets today suggest that the U.S. Treasury curve should return to a steeper shape by mid-2020.

As interest rates rallied during the quarter, we reduced our interest rate swap position a net $1.5 billion and lowered our weighted average interest rate swap rate to 2.04%. We believe interest rates will remain relatively low for an extended period, and we expect the 10-year U.S. Treasury yield will spend substantial amounts of time between 2-3% and may range in the near-term between 1.5%-2.5%.

The charts below show the highest and lowest U.S. Treasury and swap rates during the three months ended June 30, 2019 as well as the rates as of June 30, 2019 and March 31, 2019:

Highlights of Second Quarter 2019 Results

On June 20, 2019, we effected a 1-for-3 reverse stock split of our common stock whereby every three common shares issued and outstanding as of the close of market on that date were converted into one common share. Our Board of Directors implemented the reverse stock split in an effort to make the Company’s common stock a more attractive and cost-effective investment to a broader range of institutional and other investors, which the Board believes, in turn, enhances the liquidity of the common stock for current shareholders. Many brokerage houses and institutional investors have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers. In addition, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, increasing the average price per share of the Company’s common stock results in individual shareholders paying a lower percentage of their total share value for brokers’ commissions. All references to common shares and per common share amounts presented within the Quarterly Report on Form 10-Q have been adjusted to reflect the effect of the reverse stock split for all periods presented.

Comprehensive loss to common shareholders for the second quarter of 2019 was $(11.1) million versus comprehensive income to common shareholders for the first quarter of 2019 of $31.2 million. Net loss to common shareholders for the second quarter of 2019 was $(122.2) million compared to a net loss to common shareholders of $(55.3) million in the first quarter of 2019. Despite a larger investment portfolio, net interest income decreased $0.7 million during the second quarter of 2019 versus $13.7 million for the prior quarter due primarily to additional premium amortization on fixed rate Agency RMBS resulting from an increase in prepayment speeds while favorable prepayment compensation on CMBS IO declined. Net loss on derivative instruments consisted primarily of a net loss on interest rate swaps of $(127.8) million as a result of further declines in swap rates for a third consecutive quarter. Partially offsetting the loss in fair value of derivatives, the Company recorded other comprehensive income of $111.1 million, which resulted from the increase in fair value of MBS due to further declines in longer-term interest rates during the second quarter of 2019.

As shown in the table below, the downward trend in net interest spread for the majority of our investments continues as a result of higher funding costs and a flattening (and now inverted) yield curve:

	Agency MBS (1)			CMBS IO (2)
Quarter Ended	Yield	Cost (3)	Net Interest Spread	Yield	Cost (3)	Net Interest Spread
June 30, 2019	3.36%	2.62%	0.74%	3.78%	3.17%	0.61%
March 31, 2019	3.42%	2.62%	0.80%	4.04%	3.20%	0.84%
December 31, 2018	3.28%	2.41%	0.87%	3.89%	2.99%	0.90%
September 30, 2018	3.12%	2.13%	0.99%	3.98%	2.76%	1.22%
June 30, 2018	2.94%	1.93%	1.01%	3.78%	2.59%	1.19%

(1)	Includes Agency RMBS and CMBS.

(2)	Includes Agency and non-Agency issued securities

(3)	Excludes net periodic interest benefit/cost of interest rate swaps used to economically hedge the interest rate risk of using repurchase agreement borrowings to finance our investments.

Core net operating income to common shareholders, a non-GAAP measure, decreased to $10.6 million for the second quarter of 2019 versus $12.1 million for the first quarter of 2019 due primarily to a decline in adjusted net interest income of $1.6 million compared to the first quarter. The decline in adjusted net interest income was due to elevated financing costs versus LIBOR which lowered the net periodic interest benefit from interest rate swaps. In addition, adjusted net interest income declined due to the increase in premium amortization mentioned above and lower TBA drop income as dollar roll positions were negatively impacted by higher prices for mortgage-backed securities and higher prepayment expectations. Please refer to "Use of Non-GAAP Financial Measures" below for additional important information about non-GAAP measures.

Book value per common share decreased to $17.68 as of June 30, 2019 from $18.71 as of March 31, 2019. This decrease of $1.03 per common share and the second quarter dividend of $0.54 per common share resulted in a quarterly total economic loss on book value per common share of $(0.49) per common share, or (2.6)%. The decline in book value was driven primarily by declines in the fair value of our interest rate hedges partially offset by increases in the fair value of our MBS due to declining longer-term interest rates. Partially offsetting the favorable impact on fair value of our MBS from longer-term interest rates, Agency RMBS, and to a lesser extent Agency CMBS, experienced spread widening amid market concerns over prepayments.

Management Outlook

Our top down investment approach seeks to assess the probability of events and to identify the most dominant factors that may ultimately influence the future path of economic activity, interest rates, and global asset prices. We continue to believe that we are in a lower return environment characterized by interest rates that will spend more time in a narrower range than in recent history. Fundamentally, we believe that increasing global debt, demographic trends, the impact of technological advances on productivity and employment, human conflict and climate change will impose a drag on global growth and inflation. Government policy responses, including activities of central banks, have been and will continue to be important factors in shifting the trajectory of economic activity while injecting uncertainty in the near term. In our view, over the longer-term we believe the 10-year U.S Treasury yield will spend substantial amounts of time between 2% to 3% in the future which may in the near term shift down to a range of 1.5%-2.5%.
In the near term, two factors we identified last quarter still persist as challenges to returns including an inverted yield curve on the short-end which will likely keep short-term funding costs elevated until the Federal Reserve actually reduces the Federal Funds Rate and we recognize the benefit in our financing costs. In addition, prepayment speeds are expected to be elevated due to seasonal factors and the drop in mortgage rates for the foreseeable future. Given these near-term headwinds, the Company expects its Board of Directors to reduce the dividend to $0.15 a month beginning with the dividend to be declared in August. Markets have priced in multiple cuts in the Federal Funds Rate and forward rates today suggest the Federal Funds rate will be about 100 basis points lower by the end of 2020. This potential decline in financing costs will ultimately benefit us in net interest margin, with timing being a key factor.

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

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance excluding changes in fair value of its investments and derivatives. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost, drop income on TBA dollar roll positions, general and administrative expenses, and preferred dividends. Management includes drop income, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, in core net operating income and in adjusted net interest income because TBA dollar roll positions are viewed by management as economically equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Management also includes periodic interest benefit/cost from its interest rate swaps, which are also included in "gain (loss) on derivatives instruments, net", in adjusted net interest expense, and in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including periodic interest benefit/cost from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from any instrument used by management to economically hedge the impact of changing interest rates on its portfolio and book value per common share, such as Eurodollar or U.S. Treasury futures. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
($ in thousands, except per share amounts)	June 30, 2019	March 31, 2019
GAAP net loss to common shareholders	$(122,191)	$(55,273)
Less:
Change in fair value of derivative instruments, net (1)	122,370	67,557
Loss on sale of investments, net	10,360	—
De-designated cash flow hedge accretion (2)	—	(165)
Fair value adjustments, net	16	13
Core net operating income to common shareholders	$10,555	$12,132

Weighted average common shares outstanding	24,541,059	22,811,570
Core net operating income per common share	$0.43	$0.53

(1)	Amount represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest benefits related to these instruments.

(2)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

	Three Months Ended
	June 30, 2019		March 31, 2019
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$12,935	0.76%	$13,681	0.84%
Add: TBA drop income (1)	1,282	(0.04)%	1,963	(0.03)%
Add: net periodic interest benefit (2)	3,553	0.31%	3,897	0.40%
Less: de-designated cash flow hedge accretion (3)	—	—%	(165)	(0.02)%
Adjusted net interest income	$17,770	1.03%	$19,376	1.19%

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K under “Critical Accounting Policies”. There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2019.

FINANCIAL CONDITION

Investment Portfolio

Our investment portfolio is comprised mostly of Agency fixed-rate investments which have more a more favorable risk-return profile and higher liquidity in the current macroeconomic environment versus other types of MBS. Approximately 59% of our investments were 30-year Agency RMBS including TBA dollar roll positions as of June 30, 2019 compared to approximately 65% as of December 31, 2018. Approximately 33% of our investments were Agency CMBS as of June 30, 2019 compared to approximately 23% as of December 31, 2018. Though CMBS generally have more spread risk than RMBS, these CMBS are less costly to hedge because they have more predictable prepayment profiles relative to RMBS.

The following table provides a summary of the amortized cost and fair value of our investment portfolio (including TBA dollar roll positions and securities pending settlement) used for investment purposes as of the dates indicated:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS, fixed-rate	$3,150,337	$3,205,640	$2,142,717	$2,124,810
TBAs, fixed-rate (1)	374,451	374,688	882,230	888,469
Agency RMBS, adjustable rate	27,106	27,664	32,666	33,211
Agency CMBS, fixed-rate	1,890,910	1,982,635	1,080,424	1,057,015
CMBS IO (2)	482,431	495,956	527,743	532,154
Non-Agency other (3)	1,189	1,894	1,859	2,274
Mortgage loans held for investment, net (4)	10,306	7,465	11,527	8,566
Total investment portfolio including TBA dollar roll positions	$5,936,730	$6,095,942	$4,679,166	$4,646,499

(1)
Consists of long positions in TBAs used for investment purposes at their implied cost basis and implied market value, respectively, as if settled which are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes non-Agency CMBS and RMBS.

(4)	Recorded on consolidated balance sheet at amortized cost.

The following table details the activity related to our MBS portfolio including TBA dollar roll positions during the six months ended June 30, 2019:

	Agency Fixed-Rate		CMBS IO (3)	Agency Adjustable Rate RMBS	Non-Agency Other (4)	Total
($ in thousands)	30-Year RMBS (1) (2)	CMBS
Balance as of December 31, 2018	$3,013,279	$1,057,015	$532,154	$33,211	$2,274	$4,637,933
Purchases	854,368	1,079,137	26,411	—	—	1,959,916
Principal payments	(139,910)	(47,973)	—	(5,366)	(1,730)	(194,979)
Sales	(209,446)	(219,691)	(13,775)	—	—	(442,912)
(Amortization) accretion	(5,171)	(987)	(57,948)	(193)	1,061	(63,238)
Change in fair value	67,208	115,134	9,114	12	289	191,757
Balance as of June 30, 2019	$3,580,328	$1,982,635	$495,956	$27,664	$1,894	$6,088,477

(1)	Includes securities pending settlement as of dates indicated.

(2)	Includes long positions in TBAs used for investment purposes at their implied market value as if settled which are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

(3)	Includes Agency and non-Agency issued securities.

(4)	Includes non-Agency CMBS and RMBS.

RMBS. The following table provides information on our Agency RMBS investments including securities pending settlement and TBA dollar roll positions as of the dates indicated:

	June 30, 2019
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$213,194	$214,671	$216,537	$234,698	32	8.3%	3.93
3.5%	511,703	521,488	528,583	181,439	6	2.7%	2.37
4.0%	1,659,795	1,702,100	1,737,797	257,983	15	10.1%	1.61
4.5%	684,300	712,077	722,723	257,397	7	12.8%	0.64
TBA 3.0%	245,000	246,990	246,885	n/a	n/a	n/a	3.37
TBA 3.5%	125,000	127,461	127,803	n/a	n/a	n/a	1.76
Total 30-year fixed-rate	$3,438,992	$3,524,787	$3,580,328	243,472	13	9.4%	1.80

Adjustable-rate (7):	$26,415	$27,106	$27,664	$207,816	139	24.1%	0.82

Total Agency RMBS (including TBA dollar roll positions)	$3,465,407	$3,551,893	$3,607,992	$243,168	14	9.5%	1.79

	December 31, 2018
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Original Loan Balance (4)	Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$223,573	$225,148	$218,286	$233,855	26	5.7%	5.66
4.0%	1,651,854	1,699,012	1,687,390	272,159	10	5.2%	4.06
4.5%	211,429	218,557	219,134	291,874	5	5.3%	2.48
TBA 4.0%	110,000	111,175	112,101	n/a	n/a	n/a	3.54
TBA 4.5%	750,000	771,055	776,368	n/a	n/a	n/a	2.61
Total 30-year fixed-rate	$2,946,856	$3,024,947	$3,013,279	$270,053	11	5.3%	3.67

Adjustable-rate (7):	$31,782	$32,666	$33,211	$210,597	132	25.6%	0.52

Total Agency RMBS (including TBA dollar roll positions)	$2,978,638	$3,057,613	$3,046,490	$269,161	13	5.6%	3.63

(1)	Implied cost basis of TBA dollar roll positions represents the forward price to be paid for the underlying Agency MBS as if settled.

(2)	Fair value of TBA dollar roll positions is the implied market value of the underlying Agency security as of the end of the period if settled.

(3)
The net carrying value of TBA dollar roll positions, which is the difference between their implied market value and implied cost basis, was $0.2 million as of June 30, 2019 and $6.2 million as of December 31, 2018 and is included on the consolidated balance sheet within “derivative assets”.

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

(7)	Weighted average coupon based on amortized cost was 4.7% as of June 30, 2019 and 4.3% as of December 31, 2018.

CMBS. The majority of our CMBS are Agency CMBS for which our credit exposure is limited to the unamortized premium remaining on those securities as the return of principal is guaranteed by the GSEs. The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	June 30, 2019				December 31, 2018
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$16,929	$16,471	30	5.56%	$20,302	$18,868	33	5.72%
2009 to 2012	31,557	32,800	38	4.95%	74,935	76,567	23	4.98%
2013 to 2014	13,389	13,638	67	3.61%	13,516	13,790	73	3.61%
2015	209,838	211,805	90	2.85%	210,679	212,755	97	2.85%
2016	20,107	19,931	116	2.62%	238,559	240,033	98	2.43%
2017	341,937	343,599	105	3.07%	280,530	283,567	106	3.06%
2018	330,578	330,415	134	3.68%	236,425	235,847	142	3.76%
2019 (3)	615,479	623,003	135	3.44%	—	—	—	—%
	$1,579,814	$1,591,662	118	3.37%	$1,074,946	$1,081,427	102	3.22%

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

(2)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.

(3)	Excludes securities pending settlement with a par value of $296.7 million and amortized cost of $299.7 million as of June 30, 2019.

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

As of June 30, 2019, our CMBS IO investments comprised approximately 8% of our total portfolio, of which approximately 56% are Agency-issued, relatively unchanged since December 31, 2018. The following table presents our CMBS IO investments as of June 30, 2019 by year of origination:

	June 30, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$47,664	$48,977	22	$59,593	$60,763	17
2013	62,763	64,249	20	72,649	73,073	22
2014	119,394	122,167	27	134,114	134,808	30
2015	126,590	131,139	32	143,163	144,673	35
2016	52,257	53,785	38	67,625	68,015	41
2017	45,315	46,754	46	46,125	46,336	48
2018	4,336	4,474	69	4,474	4,486	73
2019	24,112	24,411	61	—	—	—
	$482,431	$495,956	31	$527,743	$532,154	32
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. As of June 30, 2019 and December 31, 2018, all non-Agency MBS pledged as collateral for repurchase agreements were CMBS IO, of which approximately 81% are rated AAA. Please refer to Note 3 of the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.

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

As of June 30, 2019, we primarily used interest rate swaps and Eurodollar futures to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. Our Eurodollar futures had an aggregate notional balance of $3.0 billion at a weighted average rate of 1.56%. The Eurodollar futures aggregate notional balance represents the total notional balance of 3-month contracts with maturities between 2020 and 2021.

During the six months ended June 30, 2019, we terminated interest rate swaps with a notional balance of $3.8 billion with a weighted average net pay-fixed rate of 2.69%, realizing a loss of $(148.7) million. Additionally during the six months ended June 30, 2019, we added interest rate swaps with a combined notional balance of $3.0 billion at a weighted average net pay-fixed rate of 2.35% in order to reposition our hedge position for protection from rising interest rates. We had interest rate swaps with a notional balance of $0.2 billion and a weighted average pay-fixed rate of 2.14% mature in the first half of 2019.

The following graphs present the effective notional balance outstanding and weighted average rate for our interest rate swaps outstanding through 2025 (1) as of the periods indicated:

(1) Additional interest rate swaps outstanding from 2026-2047 had an average balance of $307.6 million at a weighted average pay-fixed rate of 2.23% as of June 30, 2019 and an average balance of $238.0 million at a weighted average pay-fixed rate of 2.86% as of December 31, 2018.
Shareholders’ Equity
The increase in our shareholders’ equity during the six months ended June 30, 2019 was driven primarily by an increase in the fair value of our MBS due to declining longer-term interest rates during the first six months of 2019. This increase in fair value was recorded within accumulated other comprehensive income, which increased $197.6 million during the six months ended June 30, 2019.

In addition, during the first six months of 2019 we issued $76.9 million in common and preferred stock, net of expenses.
During the second quarter of 2019, we issued approximately 547.3 thousand shares under our common at-the-market (“ATM”) program for $9.9 million in net proceeds and approximately 346.1 thousand shares under our preferred ATM program for $8.2 million in net proceeds (with the agents under the preferred stock ATM program receiving an aggregate $124.5 thousand in fees). We have used the cash proceeds in combination with repurchase agreement borrowings to purchase additional interest earning assets for our investment portfolio.

As discussed in “Executive Overview”, our Board of Directors effected a 1-for-3 reverse stock split of our common stock whereby every three common shares issued and outstanding as of the close of market on June 20, 2019 were converted into one common share.The following table summarizes the effect of the reverse stock split on the Company’s number of common shares and par value of common stock and additional paid-in capital (“APIC”) and reconciles the balance as of June 30, 2019 to December 31, 2018:

	For the Six Months Ended
	June 30, 2019
	Common Stock		APIC
	Shares	Aggregate Par Value
Balance as of December 31, 2018	62,817,218	$628	$818,442
Stock issuance	10,884,920	109	63,647
Restricted stock granted, net of amortization	204,012	2	591
Adjustments for tax withholding on share-based compensation	(48,693)	(1)	(295)
Stock issuance costs	—	—	(240)
1-for-3 reverse stock split (1)	(49,210,493)	(492)	488
Balance as of June 30, 2019	24,646,964	$246	$882,633

1)	Includes fractional shares redeemed for cash.

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

Net Interest Income for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net interest income for the three months ended June 30, 2019 increased $1.2 million compared to the three months ended June 30, 2018. Interest income increased $17.8 million due to a larger and higher yielding portfolio, but was mostly offset by an increase of $16.6 million in interest expense resulting from a large average balance of borrowings at higher financing rates. Interest expense as a percentage of average balance of borrowings outpaced interest income as a percentage of interest earning assets, resulting in a decline of 31 basis points in net interest spread for the second quarter of 2019 compared to the same period in 2018. The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ended
	June 30,
	2019			2018
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$25,207	$2,920,923	3.45%	$9,190	$1,135,365	3.24%
Agency CMBS-fixed rate	11,665	1,463,427	3.15%	7,267	1,011,945	2.80%
Agency RMBS-adjustable rate	249	28,593	3.71%	1,332	254,850	2.14%
CMBS IO (5)	4,886	492,314	3.78%	6,298	632,376	3.78%
Non-Agency other (6)	999	1,489	89.48%	446	5,022	30.67%
U.S. Treasuries	—	—	—%	1,001	156,420	2.57%
Other investments (7)	742	10,599	4.82%	388	14,576	3.99%
Total:	$43,748	$4,917,345	3.43%	$25,922	$3,210,554	3.13%

Interest-bearing liabilities:
Repurchase agreements	$30,788	$4,562,992	2.67%	$14,181	$2,716,097	2.07%
Non-recourse collateralized financing	25	3,168	2.98%	42	5,002	2.73%
De-designated cash flow hedge accretion (8)	—	n/a	—%	(48)	n/a	(0.01)%
Total:	$30,813	$4,566,160	2.67%	$14,175	$2,721,099	2.06%

Net interest income/net interest spread	$12,935		0.76%	$11,747		1.07%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(7)
Interest income for other investments consists of $131 thousand from mortgage loans held for investment, net and $611 thousand from cash and cash equivalents for the three months ended June 30, 2019 compared to $143 thousand and $245 thousand for the three months ended June 30, 2018, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

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

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months
	June 30, 2019 Compared to June 30, 2018
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$1,564	$14,453	$—	$16,017
Agency CMBS-fixed rate	1,358	3,182	(143)	4,397
Agency RMBS-adjustable rate	116	(1,218)	20	(1,082)
CMBS IO (2)	6	(1,301)	(117)	(1,412)
Non-Agency other (3)	38	(291)	806	553
Treasuries	—	(1,001)	—	(1,001)
Other investments (4)	22	326	6	354
Total increase in interest income	$3,104	$14,150	$572	$17,826

Interest-bearing liabilities:
Repurchase agreements	$6,964	$9,643	$—	$16,607
Non-recourse collateralized financing, net of other (5)	44	(13)	—	31
Total increase in interest expense	7,008	9,630	—	16,638

Total net change in net interest income	$(3,904)	$4,520	$572	$1,188

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $366 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Change in de-designated cash flow hedge accretion of $(48) thousand is included as a change in rate.

As shown in the table above, interest income increased for the second quarter of 2019 compared to the same period in 2018 primarily from the addition of higher yielding fixed-rate Agency RMBS and Agency CMBS. This increase in interest income was almost entirely offset by the increase in interest expense due to a larger average outstanding balance of repurchase agreements borrowed at higher financing rates.

Adjusted Net Interest Income for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Management includes drop income from TBA dollar roll transactions and net periodic interest benefit of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Three Months Ended
	June 30,
	2019		2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$12,935	0.76%	$11,747	1.07%
Add: TBA drop income (1)	1,282	(0.04)%	3,619	0.10%
Add: net periodic interest benefit (2)	3,553	0.31%	2,333	0.35%
De-designated cash flow hedge accretion (3)	—	—%	(48)	(0.01)%
Adjusted net interest income	$17,770	1.03%	$17,651	1.51%

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

Adjusted net interest income remained relatively stable for the three months ended June 30, 2019 compared to the same period in 2018. The increase in net interest income and net periodic interest benefit from interest rate swaps for the three months ended June 30, 2019 compared to the same period in 2018 was mostly offset by a decline of $1.3 million in TBA drop income because we have reduced our volume of TBA dollar roll transactions during 2019 as higher expected prepayment speeds have impacted the pricing of TBA contracts.

Adjusted net interest spread declined 48 basis points for the three months ended June 30, 2019 compared to the same quarter in 2018. The net yield on our TBA dollar roll positions declined to 0.75% for the three months ended June 30, 2019 compared to 1.93% for the same period in 2018, negatively impacting our overall adjusted net interest spread by 4 basis points compared to a favorable impact of 10 basis points for the same period in 2018.

The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Three Months Ended				Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
	June 30,
	2019		2018		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA implied interest income (1)	$5,692	3.34%	$6,771	3.61%	$(1,079)	$(448)	$(631)
TBA implied interest expense (2)	4,410	2.59%	3,152	1.68%	1,258	1,552	(294)
TBA drop income/net yield (3)	$1,282	0.75%	$3,619	1.93%	$(2,337)	$(2,000)	$(337)

Average dollar roll position	$672,973		$742,111

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

Net Interest Income for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net interest income for the six months ended June 30, 2019 increased $1.3 million compared to the six months ended June 30, 2018. Interest income increased $32.6 million due to a larger and higher yielding portfolio, but was mostly offset by an increase of $31.3 million in interest expense resulting from a large average balance of borrowings at higher financing rates. Interest expense as a percentage of average balance of borrowings outpaced interest income as a percentage of interest earning assets, resulting in a decline of 41 basis points in net interest spread for the six months ended June 30, 2019 compared to the same period in 2018. The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended
	June 30,
	2019			2018
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$48,618	$2,763,980	3.52%	$16,292	$1,019,891	3.19%
Agency CMBS-fixed rate	20,797	1,332,700	3.10%	14,895	1,046,882	2.81%
Agency RMBS-adjustable rate	472	30,037	3.40%	2,921	268,733	2.15%
CMBS IO (5)	11,282	505,020	4.10%	13,240	650,799	3.90%
Non-Agency other (6)	1,176	1,655	86.39%	1,069	11,792	16.39%
U.S. Treasuries	—	—	—%	1,967	162,431	2.44%
Other investments (7)	1,361	10,916	4.90%	728	15,007	4.04%
Total:	$83,706	$4,644,308	3.49%	$51,112	$3,175,535	3.14%

Interest-bearing liabilities:
Repurchase agreements	$57,202	$4,248,909	2.68%	$25,795	$2,681,100	1.91%
Non-recourse collateralized financing	52	3,281	3.15%	71	5,193	2.53%
De-designated cash flow hedge accretion (8)	(165)	n/a	(0.01)%	(96)	n/a	(0.01)%
Total:	$57,089	$4,252,190	2.67%	$25,770	$2,686,293	1.91%

Net interest income/net interest spread	$26,617		0.82%	$25,342		1.23%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(7)
Interest income for other investments consists of $275 thousand from mortgage loans held for investment, net and $1,087 thousand from cash and cash equivalents for the six months ended June 30, 2019 compared to $305 thousand and $423 thousand for the six months ended June 30, 2018, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

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

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Six Months Ended
	June 30, 2019 Compared to June 30, 2018
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$4,465	$27,861	$—	$32,326
Agency CMBS-fixed rate	2,088	4,008	(194)	5,902
Agency RMBS-adjustable rate	230	(2,544)	(135)	(2,449)
CMBS IO (2)	4	(2,716)	754	(1,958)
Non-Agency other (3)	162	(771)	716	107
Treasuries	—	(1,967)	—	(1,967)
Other investments (4)	47	581	5	633
Total increase in interest income	$6,996	$24,452	$1,146	$32,594

Interest-bearing liabilities:
Repurchase agreements	$16,322	$15,085	$—	$31,407
Non-recourse collateralized financing, net of other (5)	(59)	(24)	(5)	(88)
Total increase (decrease) in interest expense	16,263	15,061	(5)	31,319

Total net change in net interest income	$(9,267)	$9,391	$1,151	$1,275

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $664 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Change in de-designated cash flow hedge accretion of $69 thousand is included as a change in rate.

As shown in the table above, interest income increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily from the addition of higher yielding fixed-rate Agency RMBS as well as Agency CMBS. This increase in interest income was almost entirely offset by the increase in interest expense due to a larger average outstanding balance of repurchase agreements borrowed at higher financing rates.

Adjusted Net Interest Income for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Management includes drop income from TBA dollar roll transactions and net periodic interest benefit (cost) of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Six Months Ended
	June 30,
	2019		2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$26,617	0.82%	$25,342	1.23%
Add: TBA drop income (1)	3,245	(0.03)%	7,352	0.09%
Add: net periodic interest benefit (2)	7,450	0.35%	2,113	0.16%
De-designated cash flow hedge accretion (3)	(165)	(0.01)%	(96)	(0.01)%
Adjusted net interest income	$37,147	1.13%	$34,711	1.47%

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

Adjusted net interest income increased $2.4 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily because we received a net periodic interest benefit from interest rate swaps of $7.5 million for the six months ended June 30, 2019 compared to a net benefit of $2.1 million for the six months ended June 30, 2018 as discussed below in “(Loss) Gain on Derivative Instruments, Net”. This benefit was partially offset by a decline of $(4.1) million in TBA drop income because we reduced our volume of TBA dollar roll transactions during the first six months of 2019 as higher expected prepayment speeds impacted the pricing of TBA contracts. As shown in the table below, net spreads on TBA dollar roll positions declined to 0.92% for the six months ended June 30, 2019 compared to 1.82% for the same period in 2018, negatively impacting our overall adjusted net interest spread for the six months ended June 30, 2019 by 3 basis points. Adjusted net interest spread declined 34 basis points for the six months ended June 30, 2019 compared to the same period in 2018 due primarily to financing costs out-pacing effective yields on our assets.

The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Six Months Ended				Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
	June 30,
	2019		2018		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA implied interest income (1)	$12,485	3.55%	$13,821	3.42%	$(1,336)	$472	$(1,791)
TBA implied interest expense (2)	9,240	2.63%	6,469	1.60%	2,771	(3,625)	837
TBA drop income/net yield (3)	$3,245	0.92%	$7,352	1.82%	$(4,107)	$(3,153)	$(954)

Average dollar roll position	$699,751		$804,122

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

Loss on Sale of Investments, Net

We sell our investments in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	June 30,
	2019		2018
($ in thousands)	Amortized cost basis sold	Loss on sale of investments, net	Amortized cost basis sold	Loss on sale of investments, net
Agency RMBS	$209,446	$(3,953)	$225,622	$(7,785)
Agency CMBS	219,691	(6,493)	—	—
Agency CMBS IO	13,775	86	—	—
Non-Agency CMBS IO	—	—	8,644	51
U.S. Treasuries	—	—	149,171	(4,710)
	$442,912	$(10,360)	$383,437	$(12,444)

	Six Months Ended
	June 30,
	2019		2018
($ in thousands)	Amortized cost basis sold	Loss on sale of investments, net	Amortized cost basis sold	Loss on sale of investments, net
Agency RMBS	$209,446	$(3,953)	$225,622	$(7,785)
Agency CMBS	219,691	(6,493)	110,810	(2,052)
Agency CMBS IO	13,775	86	—	—
Non-Agency CMBS IO	—	—	8,644	51
U.S. Treasuries	—	—	197,393	(6,433)
	$442,912	$(10,360)	$542,469	$(16,219)

(Loss) Gain on Derivative Instruments, Net

Changes in the fair value of derivative instruments and net periodic interest benefits/costs are impacted by changing market interest rates and adjustments that we may make to our hedging positions in any given period. Because of the changes made to our derivatives portfolio from one reporting period to the next, results of any given reporting period are generally not comparable to results of another.

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2019	2018	2019	2018
Interest rate derivatives:
Interest rate swaps:
Net periodic interest benefit (cost)	$3,553	$2,333	$7,450	$2,113
Change in fair value (1)	(127,766)	18,239	(203,428)	66,702
Total interest rate swap (losses) gains, net	(124,213)	20,572	(195,978)	68,815
U.S. Treasury and Eurodollar futures:
Change in fair value (1)	(102)	170	(211)	2,075
TBA short positions (economic hedges):
Change in fair value (2)	—	—	—	293
Total interest rate derivative (losses) gains, net	(124,315)	20,742	(196,189)	71,183

TBA dollar roll positions:
Change in fair value (2)	5,498	(4,585)	13,711	(20,405)
TBA drop income (3)	1,282	3,619	3,245	7,352
Total TBA dollar roll gains (losses), net	6,780	(966)	16,956	(13,053)

Options on U.S. Treasury futures	—	891	—	891

Total (loss) gain on derivative instruments, net	$(117,535)	$20,667	$(179,233)	$59,021

(1)
Changes in fair value for interest rate swaps, U.S. Treasury, and Eurodollar futures include unrealized gains (losses) from current and forward starting derivative instruments and realized gains (losses) from terminated derivative instruments.

(2)	Changes in fair value for TBA positions include unrealized gains (losses) from open TBA contracts and realized gains (losses) on paired off or terminated positions.

(3)
TBA drop income represents a portion of the change in fair value and is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

For the three months ended June 30, 2019, the changes in fair value for the Company’s interest rate derivatives reflects the sharp decline in interest rates during the period. The change in fair value of $(127.8) million included net realized losses of $(142.0) million on terminated interest rate swaps. The increase in fair value of TBA dollar roll positions of $6.8 million was driven primarily by the decrease in longer-term interest rates during the second quarter of 2019 and is comprised of a net realized gain of $11.2 million and a net unrealized loss of $(5.7) million.

Gain on derivative instruments, net for the three months ended June 30, 2018 included $(1.0) million of realized losses on TBA dollar roll positions and $0.9 million of realized gains resulting from $650.0 million of Eurodollar futures with a rate of 1.79% that matured during the second quarter of 2018. The decline in fair value of TBA dollar roll positions of $(4.6) million was driven primarily by the increase in interest rates during the second quarter.

For the six months ended June 30, 2019, the changes in fair value for interest rate derivatives reflects the sharp decline in interest rates during the period. the change in fair value of $(203.4) million included realized losses of $(148.7) million on terminated interest rate swaps with a notional balance of $3.8 billion, $19.7 million of realized gains on TBA dollar roll positions, and net realized losses of $(1.3) million on terminated U.S. Treasury futures. The associated realized losses and gains was a result of repositioning the Company to mitigate higher long-term rates and favorable hedging for both our financing and duration positions.

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

Our net periodic interest benefit from interest rate swaps increased to $3.6 million and $7.4 million for the three and six months ended June 30, 2019, respectively, compared to $2.3 million and $2.1 million for the three and six months ended June 30, 2018, respectively, due to having a higher average notional balance of effective interest rate swaps outstanding during the three and six months ended June 30, 2019 compared to the prior periods. In addition, the average net receive rate was 16 basis points higher during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The table below shows our interest rate swap hedge position as a percentage of our average repurchase agreement borrowings and net TBAs outstanding for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2019	2018	2019	2018
Average repurchase agreement borrowings outstanding	$4,562,992	$2,716,097	$4,248,909	$2,681,100
Average net TBAs outstanding - at cost (1)	672,973	722,005	699,751	792,419
Average borrowings and net TBAs outstanding	5,235,965	3,438,102	4,948,660	3,473,519
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	4,765,220	2,707,967	4,461,685	2,997,652
Ratio of average interest rate swaps to average borrowings and net TBAs outstanding (1)	0.9	0.8	0.9	0.9

Average interest rate swap net pay-fixed rate (excluding forward starting swaps) (2)	2.33%	1.83%	2.35%	1.73%
Average interest rate swap net receive-floating rate (2)	2.60%	2.15%	2.67%	1.87%
Average interest rate swap net receive rate	(0.27)%	(0.32)%	(0.32)%	(0.14)%

(1)
Because the Company executes TBA dollar roll transactions, which economically represent the purchase and financing of fixed-rate Agency RMBS, the average TBAs outstanding are included in the ratio calculation.

(2)	Net rates include receive-fixed (pay-floating) interest rate swaps for the three and six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses increased $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due primarily to higher consulting expenses. General and administrative expenses increased $0.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due primarily to higher legal, audit, and consulting expenses.

Other Comprehensive Income (Loss)

The majority of other comprehensive income of $111.1 million and $197.6 million for the three and six months ended June 30, 2019, respectively, was mostly comprised of net unrealized gains in Agency RMBS and CMBS due to declining longer-term interest rates. Other comprehensive loss of $(9.8) million and $(55.2) million for the three and six months ended June 30, 2018, respectively, was mostly comprised of net unrealized losses in Agency RMBS and CMBS due to increasing longer-term interest rates. The following table provides detail on the changes in fair value by type of available-for-sale investment which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2019	2018	2019	2018
Fixed-rate Agency RMBS	$35,386	$(6,724)	$73,210	$(24,500)
Adjustable-rate Agency RMBS	64	6,703	12	4,585
Agency CMBS	70,822	(11,943)	115,133	(33,305)
CMBS IO (1)	4,833	26	9,114	(2,957)
Non-Agency other (2)	22	(272)	290	(636)
U.S. Treasuries	—	2,498	—	1,687
Unrealized gain (loss) on available-for-sale investments	111,127	(9,712)	197,759	(55,126)
Reclassification adjustment for de-designated cash flow hedges	—	(48)	(165)	(96)
Total other comprehensive income (loss)	$111,127	$(9,760)	$197,594	$(55,222)

(1)	Includes Agency and non-Agency issued securities.

(2)	Includes non-Agency CMBS and RMBS.

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

Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of June 30, 2019, our most liquid assets were $198.2 million compared to $210.8 million as of December 31, 2018.

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

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. We also include our TBA dollar roll positions (at cost if settled) in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll our TBA dollar roll positions into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Including our TBA dollar roll positions at cost (if settled), which was $374.5 million as of June 30, 2019, our leverage was 9.4 times shareholders’ equity compared to 8.0 times shareholders’ equity as of December 31, 2018.

The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA dollar roll positions for the periods indicated:

	Repurchase Agreements			TBA Dollar Roll Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
June 30, 2019	$4,815,452	$4,562,992	$4,815,452	$374,451	$579,353
March 31, 2019	4,252,893	3,931,335	4,266,684	727,212	722,264
December 31, 2018	3,267,984	2,992,513	3,269,307	882,230	814,478
September 30, 2018	2,690,858	2,564,863	2,701,797	780,865	982,665
June 30, 2018	2,514,984	2,716,097	2,844,225	782,408	722,005

(1)
Balance outstanding as of quarter end and average balance outstanding for the quarter ended includes TBA dollar roll positions as reported at cost (as if settled). Does not include short TBA positions used to hedge interest rate risk exposure from fixed-rate Agency RMBS in applicable periods.

During the three months ended June 30, 2019, the Company’s committed repurchase facility with Wells Fargo was amended to, among other things, extend its maturity date to June 11, 2021 and reduce the aggregate maximum borrowing capacity from $400,000 to $250,000.

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

Repurchase Agreements

 Our repurchase agreement borrowings are principally uncommitted and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As of June 30, 2019, we had repurchase agreement borrowings outstanding with 20 of our 36 available repurchase agreement counterparties at a weighted average borrowing rate of 2.69% compared to 2.69% as of December 31, 2018. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” (and which we also refer to as equity at risk) and is intended to provide the lender some protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. The fair value of the MBS pledged as collateral to our repurchase agreement counterparties fluctuates depending on market conditions. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as “margin calls”. Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, Fannie Mae and Freddie Mac announce principal payments on Agency MBS in advance of their actual remittance of principal payments, and repurchase agreement lenders generally make margin calls for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments from Fannie Mae and Freddie Mac.

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

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Agency CMBS and RMBS	4.7%	4.8%	4.9%	4.8%	4.9%
CMBS IO	13.2%	13.4%	13.4%	13.3%	13.3%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. Please refer to Note 3 for information regarding counterparties with whom we have the greatest amount of equity at risk as of June 30, 2019.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	June 30, 2019		December 31, 2018
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$3,444,707	$3,688,572	$2,190,361	$2,365,132
Asia	696,614	736,161	594,435	633,078
Europe	674,131	707,667	483,188	513,394
	$4,815,452	$5,132,400	$3,267,984	$3,511,604

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

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. In addition, counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives, and vice versa as interest rates increase. As of June 30, 2019, we had cash of $61.4 million posted as collateral under these agreements.
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

We have a net operating tax loss ("NOL") carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of $89.8 million as of June 30, 2019, which will begin to substantially expire in 2020. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. These losses have already been recognized in our GAAP earnings but will reduce taxable income over the next ten years as noted in the following table:

($ in thousands)	Tax Hedge Loss Deduction
2019	$28,932
2020	24,071
2021 - 2028	106,634
$159,637

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Approximately 83% of our common stock dividends declared during the six months ended June 30, 2019 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations

The following table summarizes our contractual obligations by payment due date as of June 30, 2019:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$4,822,223	$4,822,223	$—	$—	$—
Non-recourse collateralized financing (2)	3,116	985	1,269	666	196
Operating lease obligations	163	163	—	—	—
Total	$4,825,502	$4,823,371	$1,269	$666	$196
(1) Includes estimated interest payments calculated using interest rates in effect and weighted average days remaining until maturity as of June 30, 2019.
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

Other Matters

As of June 30, 2019, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the six months ended June 30, 2019 that are expected to have a material impact on the Company’s financial condition or results of operations.

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

The measures of an instrument’s price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the percentage change in projected market value of our investments and derivative instruments given a change in interest rates. The duration of RMBS and TBA securities tend to increase when interest rates rise and decrease when interest rates fall, which is commonly referred to as negative convexity. This occurs because prepayments of the mortgage loans underlying the RMBS tend to decline when interest rates rise (which extends the life of the security) and increase when interest rates fall (which shortens the life of the security). The fair value of TBA securities react similarly to RMBS to changes in interest rates as they are based on an underlying non-specified pool of fixed-rate residential mortgage loans. CMBS and CMBS IO, however, generally have little convexity because the mortgage loans underlying the securities usually contain some form of prepayment protection provision (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) which create an economic disincentive for the loans to prepay.

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

The table below shows the projected sensitivity of our net interest income and net periodic interest benefit/cost on our interest rate swaps as of the periods indicated assuming an instantaneous parallel shift in interest rates:

	Projected Change in Net Interest Income and Net Periodic Interest Benefit/Cost Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
June 30, 2019	(1.8)%	(41.1)%	(9.4)%	(22.6)%
December 31, 2018	(8.0)%	(21.1)%	4.2%	6.1%

(1)
Includes estimated changes in net interest income as well as net periodic interest benefit/cost on our interest rate swaps recorded in “gain (loss) on derivatives instruments, net” and does not include estimated changes to TBA drop income generated by TBA dollar roll transactions, which are accounted for as derivative instruments in accordance with GAAP.

The projected sensitivity to changes in interest rates on our net interest income and net periodic interest benefit from interest rate swaps has increased as of June 30, 2019 relative to December 31, 2018 due to changes in our investment portfolio mix and our interest rate hedge positioning. Since December 31, 2018, we have increased the percentage of the portfolio invested in Agency CMBS and shifted the average coupon on Agency RMBS lower. At the same time, we reduced the notional amount of interest rate swaps hedging our exposure to higher interest rates. Relative to December 31, 2018, these changes had the impact of increasing our projected earnings risk if interest rates increase while lowering our projected earnings risk if there is a downward parallel shift in interest rates up to 50 basis points. The greater the downward parallel shift in interest rates, the greater the decline in our projected interest earnings because our increase in premium amortization resulting from higher prepayments on Agency RMBS is projected to out-pace the benefit to our financing costs from lower rates.

The table below shows the projected sensitivity of the market value of our financial instruments (1) and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	June 30, 2019
	Decrease in Interest Rates of				Increase in Interest Rates of
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	0.2%	2.2%	—%	(0.2)%	(0.7)%	(6.9)%	(1.8)%	(17.6)%
CMBS	1.4%	13.5%	2.9%	27.6%	(1.3)%	(12.8)%	(2.6)%	(25.0)%
CMBS IO	0.1%	0.9%	0.2%	2.0%	(0.1)%	(1.0)%	(0.2)%	(2.0)%
TBAs	0.1%	0.7%	0.1%	0.7%	(0.1)%	(1.3)%	(0.3)%	(3.0)%
Interest rate hedges	(1.7)%	(16.3)%	(3.5)%	(33.5)%	1.6%	15.5%	3.2%	30.1%
Total	0.1%	1.0%	(0.4)%	(3.4)%	(0.7)%	(6.5)%	(1.8)%	(17.3)%

	December 31, 2018
	Decrease in Interest Rates by				Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	1.0%	7.0%	1.6%	11.2%	(1.3)%	(9.4)%	(2.9)%	(20.6)%
CMBS	1.0%	7.1%	2.0%	14.6%	(1.0)%	(6.8)%	(1.9)%	(13.4)%
CMBS IO	0.3%	1.8%	0.4%	3.1%	(0.1)%	(0.7)%	(0.3)%	(1.9)%
TBAs	0.2%	1.7%	0.4%	2.5%	(0.4)%	(2.9)%	(0.9)%	(6.7)%
Interest rate hedges	(2.7)%	(19.0)%	(5.5)%	(39.0)%	2.5%	18.1%	4.9%	35.3%
Total	(0.2)%	(1.4)%	(1.1)%	(7.6)%	(0.3)%	(1.7)%	(1.1)%	(7.3)%

(1)	Changes in market value of our financings are excluded because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

The percentage change in market value for our RMBS and TBAs declined as of June 30, 2019 compared to December 31, 2018 due to declining interest rates during the six months ended June 30, 2019 as increased prepayment expectations shortened the expected life of cash flows for these securities. As mentioned above, CMBS generally have some form of prepayment protection, so their market value sensitivity was not similarly impacted by declining interest rates. The increase in the percentage change in market value for CMBS as of June 30, 2019 compared to December 31, 2018 is primarily due to our recent purchases which increased the weighted average life remaining overall for that portion of our portfolio. Unlike our CMBS, the CMBS IO remaining in our portfolio are more seasoned with shorter expected cash flows and fewer prepayment protection provisions remaining, so their percentage change in market value declined as of June 30, 2019 compared to December 31, 2018.
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

		June 30, 2019		December 31, 2018
Basis Point Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+25	+50	(0.5)%	(5.0)%	(0.1)%	(0.8)%
+50	+25	(0.4)%	(4.1)%	(0.2)%	(1.1)%
+50	+100	(1.5)%	(14.4)%	(0.8)%	(5.7)%
-25	0	0.1%	1.1%	0.2%	1.4%
-25	-75	(0.2)%	(1.8)%	(0.8)%	(5.4)%
-50	-10	0.2%	2.3%	0.3%	1.8%
-75	-25	0.3%	2.8%	0.2%	1.7%

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

The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	June 30, 2019		December 31, 2018
	Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+20/+50 (2)	(1.1)%	(10.7)%	(1.3)%	(9.5)%
+10	(0.5)%	(5.0)%	(0.6)%	(4.5)%
-10	0.5%	5.2%	0.7%	5.0%
-20/-50 (2)	1.2%	11.0%	1.5%	11.0%

(1)	Includes changes in market value of our MBS investments, including TBA securities.

(2)	Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

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

The increase in our overall leverage in the second quarter increases our liquidity risk and reduces the amount of available assets to meet margin calls on our repurchase agreements. Although leverage remains within Board authorized limits and the Company believes that it has adequate access to liquidity and repurchase agreement capacity, we have increased our exposure to an adverse market environment as a result of this increase in our leverage.

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments during the three months ended June 30, 2019 with respect to the litigation against the Company and DCI Commercial, Inc. (“DCI”) discussed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The garnishment action related to DCI, which is also discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, is ongoing, but there have been no material developments with respect to this garnishment action during the three months ended June 30, 2019.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has been authorized by its Board of Directors to repurchase up to $40 million of its outstanding shares of common stock through December 31, 2020. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. During the three months ended June 30, 2019, the Company did not repurchase any shares of common stock under this repurchase authorization and did not withhold any shares of common stock to satisfy tax withholding obligations due to vesting of restricted shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective June 2, 2014 (incorporated herein by reference to Exhibit 3.1 to Dynex's Registration Statement on Form S-8 filed September 17, 2014).
3.1.1
Articles of Amendment of the Restated Articles of Incorporation, effective June 20, 2019 (incorporated herein by reference to Exhibit 3.1.1 to Dynex’s Registration Statement on Form 8-A12B/A filed June 24, 2019).

3.2	Amended and Restated Bylaws, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.23.5
Amendment No. 5 to Master Repurchase and Securities Contract dated as of May 10, 2019 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (filed herewith).

10.23.6
Amendment No. 6 to Master Repurchase and Securities Contract dated as of June 11, 2019 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.23.6 to Dynex’s Current Report on Form 8-K filed June 13, 2019).

10.24.2
Amendment No. 2 to Guarantee Agreement for Dynex Capital, Inc., in favor of Wells Fargo Bank, National Association, dated June 11, 2019 (incorporated herein by reference to Exhibit 10.24.2 to Dynex’s Current Report on Form 8-K filed June 13, 2019).

10.35.1
Amendment No. 1 to Distribution Agreement, dated May 31, 2019, among J.P. Morgan Securities LLC, JMP Securities LLC, JonesTrading Institutional Services LLC and Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed May 31, 2019).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 6, 2019	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	August 6, 2019	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)