Form 10-Q
period 2019-09-30
DYNEX CAPITAL INC
filed 2019-11-05
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
Yes           ☐           No            ☒

On November 1, 2019, the registrant had 22,945,993 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

		Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	2

		Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	5

		Notes to the Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

	Item 4.	Controls and Procedures	57

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	57

	Item 1A.	Risk Factors	58

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

	Item 3.	Defaults Upon Senior Securities	58

	Item 4.	Mine Safety Disclosures	58

	Item 5.	Other Information	58

	Item 6.	Exhibits	59

SIGNATURES			60

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Mortgage-backed securities (including pledged of $5,144,034 and $3,511,604 respectively)	$5,302,926	$3,749,464
Mortgage loans held for investment, net	9,836	11,527
Cash and cash equivalents	41,781	34,598
Restricted cash	97,154	54,106
Derivative assets	4,845	6,563
Accrued interest receivable	24,094	21,019
Other assets, net	6,765	8,812
Total assets	$5,487,401	$3,886,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,872,869	$3,267,984
Payable for unsettled securities	10,429	58,915
Non-recourse collateralized financing	2,950	3,458
Derivative liabilities	439	1,218
Accrued interest payable	7,186	10,308
Accrued dividends payable	6,280	13,810
Other liabilities	2,801	3,243
Total liabilities	4,902,954	3,358,936

Shareholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 6,788,330 and 5,954,594 shares issued and outstanding, respectively ($169,708 and $148,865 aggregate liquidation preference, respectively)	$162,807	$142,883
Common stock, par value $.01 per share, 90,000,000 shares authorized; 22,945,993 and 20,939,073 shares issued and outstanding, respectively	229	209
Additional paid-in capital	858,050	818,861
Accumulated other comprehensive income (loss)	217,010	(35,779)
Accumulated deficit	(653,649)	(399,021)
Total shareholders’ equity	584,447	527,153
Total liabilities and shareholders’ equity	$5,487,401	$3,886,089
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income	$44,502	$26,925	$128,207	$78,037
Interest expense	31,256	14,751	88,345	40,521
Net interest income	13,246	12,174	39,862	37,516

(Loss) gain on derivative instruments, net	(50,709)	19,499	(229,941)	78,520
Gain (loss) on sale of investments, net	4,605	(1,726)	(5,755)	(17,945)
Fair value adjustments, net	(13)	12	(42)	68
Other operating income (expense), net	25	(409)	50	(1,001)
General and administrative expenses:
Compensation and benefits	(1,786)	(1,712)	(5,430)	(5,425)
Other general and administrative	(1,972)	(2,252)	(6,547)	(6,188)
Net (loss) income	(36,604)	25,586	(207,803)	85,545
Preferred stock dividends	(3,341)	(2,956)	(9,606)	(8,838)
Net (loss) income to common shareholders	$(39,945)	$22,630	$(217,409)	$76,707

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$59,800	$(23,574)	$247,199	$(94,919)
Reclassification adjustment for (gain) loss on sale of investments, net	(4,605)	1,726	5,755	17,945
Reclassification adjustment for de-designated cash flow hedges	—	(66)	(165)	(162)
Total other comprehensive income (loss)	55,195	(21,914)	252,789	(77,136)
Comprehensive income (loss) to common shareholders	$15,250	$716	$35,380	$(429)

Net (loss) income per common share-basic and diluted	$(1.65)	$1.18	$(9.12)	$4.06
Weighted average common shares-basic and diluted	24,174	19,242	23,847	18,879
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($ in thousands)

	For the Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	5,954,594	$142,883	20,939,073	$209	$818,861	$(35,779)	$(399,021)	$527,153
Stock issuance	213,468	5,015	3,109,047	31	53,841	—	—	58,887
Restricted stock granted, net of amortization	—	—	50,821	1	297	—	—	298
Adjustments for tax withholding on share-based compensation	—	—	(16,231)	—	(296)	—	—	(296)
Stock issuance costs	—	—	—	—	(212)	—	—	(212)
Net loss	—	—	—	—	—	—	(52,214)	(52,214)
Dividends on preferred stock	—	—	—	—	—	—	(3,059)	(3,059)
Dividends on common stock	—	—	—	—	—	—	(12,350)	(12,350)
Other comprehensive income	—	—	—	—	—	86,467	—	86,467
Balance as of March 31, 2019	6,168,062	$147,898	24,082,710	$241	$872,491	$50,688	$(466,644)	$604,674
Stock issuance	346,068	8,173	547,071	5	9,874	—	—	18,052
Restricted stock granted, net of amortization	—	—	17,183	—	296	—	—	296
Stock issuance costs	—	—	—	—	(28)	—	—	(28)
Net loss	—	—	—	—	—	—	(118,985)	(118,985)
Dividends on preferred stock	—	—	—	—	—	—	(3,206)	(3,206)
Dividends on common stock	—	—	—	—	—	—	(13,292)	(13,292)
Other comprehensive income	—	—	—	—	—	111,127	—	111,127
Balance as of June 30, 2019	6,514,130	$156,071	24,646,964	$246	$882,633	$161,815	$(602,127)	$598,638
Stock issuance	274,200	6,736	8,300	—	137	—	—	6,873
Restricted stock granted, net of amortization	—	—	—	—	306	—	—	306
Stock repurchase	—	—	(1,709,271)	(17)	(25,017)	—	—	(25,034)
Stock issuance costs	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	(36,604)	(36,604)
Dividends on preferred stock	—	—	—	—	—	—	(3,341)	(3,341)
Dividends on common stock	—	—	—	—	—	—	(11,577)	(11,577)
Other comprehensive income	—	—	—	—	—	55,195	—	55,195
Balance as of September 30, 2019	6,788,330	$162,807	22,945,993	$229	$858,050	$217,010	$(653,649)	$584,447

	For the Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	5,888,680	$141,294	18,610,516	$186	$776,245	$(8,697)	$(351,970)	$557,058
Stock issuance	20,319	494	15,133	—	294	—	—	788
Restricted stock granted, net of amortization	—	—	58,745	1	334	—	—	335
Adjustments for tax withholding on share-based compensation	—	—	(19,045)	—	(364)	—	—	(364)
Stock issuance costs	—	—	—	—	(19)	—	—	(19)
Net income	—	—	—	—	—	—	44,307	44,307
Dividends on preferred stock	—	—	—	—	—	—	(2,940)	(2,940)
Dividends on common stock	—	—	—	—	—	—	(10,079)	(10,079)
Other comprehensive loss	—	—	—	—	—	(45,462)	—	(45,462)
Balance as of March 31, 2018	5,908,999	$141,788	18,665,349	$187	$776,490	$(54,159)	$(320,682)	$543,624
Stock issuance	—	—	291,076	3	5,617	—	—	5,620
Restricted stock granted, net of amortization	—	—	12,308	—	294	—	—	294
Stock issuance costs	—	—	—	—	(11)	—	—	(11)
Net income	—	—	—	—	—	—	15,652	15,652
Dividends on preferred stock	—	—	—	—	—	—	(2,942)	(2,942)
Dividends on common stock	—	—	—	—	—	—	(10,243)	(10,243)
Other comprehensive loss	—	—	—	—	—	(9,760)	—	(9,760)
Balance as of June 30, 2018	5,908,999	$141,788	18,968,733	$190	$782,390	$(63,919)	$(318,215)	$542,234
Stock issuance	32,660	796	703,452	7	13,360	—	—	14,163
Restricted stock granted, net of amortization	—	—	—	—	301	—	—	301
Stock issuance costs	—	(10)		—	(28)	—	—	(38)
Net income	—	—	—	—	—	—	25,586	25,586
Dividends on preferred stock	—	—	—	—	—	—	(2,956)	(2,956)
Dividends on common stock	—	—	—	—	—	—	(10,623)	(10,623)
Other comprehensive loss	—	—	—	—	—	(21,914)	—	(21,914)
Balance as of September 30, 2018	5,941,659	$142,574	19,672,185	$197	$796,023	$(85,833)	$(306,208)	$546,753
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net (loss) income	$(207,803)	$85,545
Adjustments to reconcile net (loss) income to cash provided by operating activities:
(Increase) decrease in accrued interest receivable	(3,075)	244
(Decrease) increase in accrued interest payable	(3,122)	1,942
Loss (gain) on derivative instruments, net	229,941	(78,520)
Loss on sale of investments, net	5,755	17,945
Fair value adjustments, net	42	(68)
Amortization of investment premiums, net	98,327	110,501
Other amortization and depreciation, net	1,186	937
Stock-based compensation expense	899	930
Change in other assets and liabilities, net	(6)	(896)
Net cash and cash equivalents provided by operating activities	122,144	138,560
Investing activities:
Purchase of investments	(2,833,348)	(1,080,485)
Principal payments received on investments	347,565	137,362
Proceeds from sales of investments	1,033,066	642,900
Principal payments received on mortgage loans held for investment, net	1,677	3,375
Net (payments) receipts on derivatives, including terminations	(229,001)	80,618
Other investing activities	(183)	(72)
Net cash and cash equivalents used in investing activities	(1,680,224)	(216,302)
Financing activities:
Borrowings under repurchase agreements	93,107,875	76,890,349
Repayments of repurchase agreement borrowings	(91,502,990)	(76,765,393)
Principal payments on non-recourse collateralized financing	(517)	(1,838)
Proceeds from issuance of preferred stock	19,924	1,290
Proceeds from issuance of common stock	63,889	19,281
Cash paid for stock issuance costs	(185)	(10)
Cash paid for common stock repurchases	(25,034)	—
Payments related to tax withholding for stock-based compensation	(296)	(364)
Dividends paid	(54,355)	(39,188)
Net cash and cash equivalents provided by financing activities	1,608,311	104,127

Net increase in cash, cash equivalents, and restricted cash	50,231	26,385
Cash, cash equivalents, and restricted cash at beginning of period	88,704	87,200
Cash, cash equivalents, and restricted cash at end of period	$138,935	$113,585
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$91,624	$38,713
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2019. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three and nine months ended September 30, 2019 or September 30, 2018.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of September 30, 2019 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2019:

September 30, 2019
Cash and cash equivalents	$41,781
Restricted cash	97,154
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$138,935

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

Interest Income, Premium Amortization, and Discount Accretion. Interest income on debt securities is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or “IO” securities) and their contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS rated ‘AA’ and higher are amortized or accreted into interest income over the projected life of such securities using the effective yield method, and adjustments to premium amortization and discount accretion are made for actual cash payments. For its variable-rate MBS, the Company also adjusts premium amortization and discount accretion for changes in estimated future prepayments, but the Company does not estimate future prepayments on its fixed-rate securities. The Company’s projections of future cash payments are based on input and analysis received from external sources and internal models and include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

Derivative Instruments

The Company’s derivative instruments generally include interest rate swaps, futures, options, and forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis, commonly referred to as to-be-announced (“TBA”) securities. Derivative instruments are accounted for at the fair value of their unit of account. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company’s consolidated balance sheet. All periodic interest benefits/costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income. Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

Generally, the Company enters into pay-fixed interest rate swaps, which involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. From time to time the Company may also enter into receive-fixed interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company’s interest rate swap agreements are privately negotiated in the over-the-counter (“OTC”) market. As of September 30, 2019, all of these agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”). The Company’s CME cleared swaps require that the Company post initial margin as determined by the CME, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. The exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The carrying value of derivative instruments on the Company’s consolidated balance sheet as of December 31, 2018 is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME as of that date.

Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement at a predetermined notional amount, stated term, and fixed pay (or receive) interest rates in the future. Typically, the Company pays a premium for the right but not the obligation to enter into the future interest rate swap at a specified future date. The Company may decide to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

not enter into the future interest rate swap agreement and allow swaptions to expire. As of September 30, 2019, the Company’s swaptions are not centrally cleared. From time to time, the Company may also enter into Eurodollar and U.S. Treasury futures contracts which are valued based on exchange pricing with daily margin settlements. Upon expiration, realized gains or losses on these contracts are equal to the difference between the current fair value of the underlying asset and the contractual sale price of the futures contract.

A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a non-specified Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. The Company accounts for long and short positions in TBAs as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS or that the individual TBA transaction will not settle in the shortest time period possible.

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

In May 2019, FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments except for held-to-maturity debt securities, upon adoption of Topic 326. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10. For entities that have not yet adopted the amendments in ASU NO. 2016-13, the effective date and transition methodology for the amendments in ASU No. 2019-05 are the same as in ASU 2016-13. For entities that have adopted the amendments in ASU No. 2016-13, the amendments in ASU No. 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in ASU No. 2019-05 should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity adopts the amendments in ASU No. 2016-13. The Company has mortgage loans held for investment which are measured at amortized cost which are eligible for the option to irrevocably elect the fair value option. Though the Company is evaluating its options, it does not expect adoption of ASU No. 2019-05 to have a material impact on its consolidated financial statements.

NOTE 2 – INVESTMENTS IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type (including securities pending settlement) as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	September 30, 2019
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,610,141	$61,173	$2,671,314	$66,010	$(952)	$2,736,372	3.83%
Non-Agency	690	—	690	54	(19)	725	6.75%
	2,610,831	61,173	2,672,004	66,064	(971)	2,737,097
CMBS:
Agency	1,922,930	15,957	1,938,887	136,325	(9)	2,075,203	3.30%
Non-Agency	1,354	(876)	478	605	—	1,083	5.50%
	1,924,284	15,081	1,939,365	136,930	(9)	2,076,286
CMBS IO (2):
Agency	—	272,739	272,739	9,426	(122)	282,043	0.67%
Non-Agency	—	201,809	201,809	5,714	(23)	207,500	0.62%
	—	474,548	474,548	15,140	(145)	489,543

Total AFS securities:	$4,535,115	$550,802	$5,085,917	$218,134	$(1,125)	$5,302,926

(1)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for Agency CMBS IO and non-Agency CMBS IO was $12,851,586 and $9,905,227 respectively, as of September 30, 2019.

	December 31, 2018
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,118,639	$56,744	$2,175,383	$8,902	$(26,264)	$2,158,021	3.95%
Non-Agency	856	—	856	24	(22)	858	6.75%
	2,119,495	56,744	2,176,239	8,926	(26,286)	2,158,879
CMBS:
Agency	1,071,906	8,518	1,080,424	6,141	(29,550)	1,057,015	3.22%
Non-Agency	3,040	(2,037)	1,003	413	—	1,416	6.47%
	1,074,946	6,481	1,081,427	6,554	(29,550)	1,058,431
CMBS IO (2):
Agency	—	287,062	287,062	4,281	(239)	291,104	0.55%
Non-Agency	—	240,681	240,681	1,675	(1,306)	241,050	0.57%
	—	527,743	527,743	5,956	(1,545)	532,154

Total AFS securities:	$3,194,441	$590,968	$3,785,409	$21,436	$(57,381)	$3,749,464

(1)	The WAC is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).

(2)	The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $13,048,666 and $10,275,494, respectively, as of December 31, 2018.

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

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$8,545	$8,450	$39,868	$39,808
>1 and <5 years	132,441	136,599	151,041	152,917
>5 and <10 years	936,747	987,657	828,543	806,015
> 10 years	4,008,184	4,170,220	2,765,957	2,750,724
	$5,085,917	$5,302,926	$3,785,409	$3,749,464

The following table presents information regarding the sales that generated the “gain (loss) on sale of investments, net” on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$591,206	$4,458	$—	$—	$796,699	$506	$217,837	$(7,785)
Agency CMBS	—	—	48,237	(1,720)	213,199	(6,493)	156,995	(3,771)
Agency CMBS IO	9,308	147	10,571	127	23,168	232	10,571	127
Non-Agency CMBS IO	—	—	—	—	—	—	8,695	51
U.S. Treasuries	—	—	57,843	(133)	—	—	248,802	(6,567)
	$600,514	$4,605	$116,651	$(1,726)	$1,033,066	$(5,755)	$642,900	$(17,945)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	September 30, 2019			December 31, 2018
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$167,583	$(594)	10	$581,440	$(1,793)	28
Non-Agency MBS	5,893	(13)	3	70,876	(581)	22

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$95,531	$(490)	3	$1,543,892	$(54,260)	88
Non-Agency MBS	1,160	(30)	5	46,154	(747)	19

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have AAA ratings due to the Treasury’s commitment of capital under the Senior Preferred Stock Purchase

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Agreement, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of September 30, 2019 and December 31, 2018 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses. The Company also assesses its ability and intent to hold any non-Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of September 30, 2019 or December 31, 2018.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of September 30, 2019 and December 31, 2018 are summarized in the following tables:

	September 30, 2019			December 31, 2018
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,561,276	2.26%	$2,662,761	$1,887,878	2.66%	$1,998,922
Agency CMBS	1,884,697	2.29%	1,995,605	919,833	2.51%	986,861
Agency CMBS IO	249,929	2.64%	278,606	253,258	2.96%	285,247
Non-Agency CMBS IO	176,967	2.94%	207,062	207,015	3.38%	240,574
Total repurchase agreements	$4,872,869	2.32%	$5,144,034	$3,267,984	2.69%	$3,511,604

The Company also had $10,429 and $58,915 payable to counterparties as of September 30, 2019 and December 31, 2018, respectively, which consisted of MBS and/or TBA securities pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	September 30, 2019			December 31, 2018
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$2,751,900	2.39%	37	$2,319,911	2.74%	56
30 to 90 days	2,120,969	2.22%	55	948,073	2.55%	89
Total	$4,872,869	2.32%	45	$3,267,984	2.69%	66

As of September 30, 2019 the Company had greater than 5% of its equity at risk with Wells Fargo Bank, N.A. and its affiliates. The Company had $328,934 outstanding and $40,830 of its equity at risk as of that date at a combined weighted average borrowing rate of 2.62%, of which $174,855 of the amount outstanding was under the Company’s committed repurchase facility with Wells Fargo which has an aggregate maximum borrowing capacity of $250,000. The weighted average borrowing rate for this facility was 2.92% as of September 30, 2019 and has a maturity date of June 11, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

As of September 30, 2019, the Company had repurchase agreement amounts outstanding with 22 of its 35 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of September 30, 2019.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2019 and December 31, 2018:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2019
Repurchase agreements	$4,872,869	$—	$4,872,869	$(4,872,869)	$—	$—

December 31, 2018
Repurchase agreements	$3,267,984	$—	$3,267,984	$(3,267,984)	$—	$—

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
TBA Transactions. The Company may also purchase TBA securities as a means of investing in non-specified fixed-rate Agency RMBS, and may also periodically sell TBA securities as a means of economically hedging its book value exposure to Agency RMBS as well as earnings exposure from rising financing costs. The Company holds net long and net short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

later settlement date. TBA securities purchased (or sold) for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date.
The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2019	December 31, 2018
Interest rate swaps (1)	Derivative assets	Economic hedging	$—	$324
Interest rate swaptions	Derivative assets	Economic hedging	1,851	—
Eurodollar futures	Derivative assets	Economic hedging	928	—
TBA securities - net long position	Derivative assets	Trading	2,066	6,239
			$4,845	$6,563

TBA securities - net short position	Derivative liabilities	Economic hedging	$(439)	$—
U.S. Treasury futures	Derivative liabilities	Economic hedging	—	(1,218)
			$(439)	$(1,218)

(1)
Amounts shown as of September 30, 2019 and December 31, 2018 are net of $(44,140) paid and $8,424 received, respectively, in variation margin which is recorded on the Company’s consolidated balance sheets within “restricted cash.” As of September 30, 2019, all of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral. The amount shown as of December 31, 2018 is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME as of that date.

The table below provides detail of the Company’s “(loss) gain on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2019	2018	2019	2018
Interest rate swaps	$(52,908)	25,019	$(248,886)	$93,833
Interest rate swaptions	(4,329)	—	(4,329)	—
Eurodollar futures	1,712	(189)	1,610	1,886
U.S. Treasury futures	—	—	(109)	—
Options on U.S. Treasury futures	—	(127)	—	764
TBA securities - net long position	4,652	(5,204)	21,609	(18,256)
TBA securities - net short position	164	—	164	293
(Loss) gain on derivative instruments, net	$(50,709)	$19,499	$(229,941)	$78,520

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Interest Rate Swaps

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	September 30, 2019
		Weighted-Average:
Years to Maturity:	Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)
< 3 years	$2,360,000	1.58%	1.6
>3 and < 6 years	550,000	1.35%	4.9
>6 and < 10 years	850,000	1.85%	9.6
>10 years	120,000	2.84%	27.9
Total	$3,880,000	1.65%	4.7

	December 31, 2018
		Weighted-Average:
Years to Maturity:	Notional Amount (1)	Pay Rate (2)	Life Remaining (in Years)
< 3 years	$1,560,000	1.96%	1.4
>3 and < 6 years	1,230,000	2.23%	4.4
>6 and < 10 years	1,505,000	2.80%	8.3
>10 years	220,000	2.81%	21.9
Total	$4,515,000	2.35%	5.5

(1)	The notional amounts include $0 and $775,000 of forward starting pay-fixed interest rate swaps as of September 30, 2019 and December 31, 2018, respectively.

(2)	Excluding forward starting pay-fixed interest rate swaps, the weighted average pay rate was 1.65% and 2.29% as of September 30, 2019 and December 31, 2018, respectively.

Interest Rate Swaptions

The following table presents information about the Company’s interest rate swaption as of September 30, 2019:(1)

	September 30, 2019
	Option			Underlying Swap
	Cost Basis	Fair Value	Months to Expiration	Notional Amount	Pay-Fixed Rate (2)	Term in Years
Interest rate swaption	$6,180	$1,851	3.7	$750,000	2.07%	10.0

(1)	The Company did not have any interest rate swaptions as of December 31, 2018.

(2)	Receive-variable rate based on 3-month LIBOR.

TBA Securities

The following table summarizes information about the Company's TBA securities as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	September 30, 2019		December 31, 2018
	Net Long Positions	Net Short Positions	Net Long Positions	Net Short Positions
Implied market value (1)	$395,874	$(519,082)	$888,469	$—
Implied cost basis (2)	393,808	(518,643)	882,230	—
Net carrying value (3)	$2,066	$(439)	$6,239	$—

(1)	Implied market value represents the estimated fair value of the underlying Agency MBS as if settled as of the date indicated.

(2)	Implied cost basis represents the forward price to be paid for the underlying Agency MBS as if settled as of the date indicated.

(3)
Net carrying value is the amount included on the consolidated balance sheets within “derivative assets (liabilities)” and represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2018	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of September 30, 2019
Interest rate swaps	$4,515,000	$5,560,000	$(6,195,000)	$3,880,000
Interest rate swaptions	—	1,500,000	(750,000)	750,000
Eurodollar futures	—	9,000,000	(3,000,000)	6,000,000
U.S. Treasury futures	50,000	—	(50,000)	—
TBA net long positions	860,000	6,935,000	(7,400,000)	395,000
TBA net short positions	—	(2,300,000)	1,800,000	(500,000)

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2019 and December 31, 2018:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2019
Interest rate swaptions	$1,851	$—	$1,851	$—	$—	$1,851
Eurodollar futures	928	—	928	—	(928)	—
TBA securities-net long positions	2,066	—	2,066	(355)	—	1,711
Derivative assets	$4,845	$—	$4,845	$(355)	$(928)	$3,562
December 31, 2018
Interest rate swaps	$324	$—	$324	$—	$—	$324
TBA securities-net long positions	6,239	—	6,239	—	(1,719)	4,520
Derivative assets	$6,563	$—	$6,563	$—	$(1,719)	$4,844

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2019
TBA securities-net short positions	(439)	—	(439)	355	—	(84)
Derivative liabilities	$(439)	$—	$(439)	$355	$—	$(84)

December 31, 2018
U.S. Treasury futures	(1,218)	—	(1,218)	—	1,218	—
Derivative liabilities	$(1,218)	$—	$(1,218)	$—	$1,218	$—

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis by their valuation hierarchy levels as of the dates indicated:

	September 30, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$5,302,926	$—	$5,301,118	$1,808	$3,749,464	$—	$3,747,190	$2,274
Derivative assets:
Interest rate swaps	—	—	—	—	324	—	324	—
Interest rate swaptions	1,851	—	1,851	—	—	—	—	—
Futures	928	928	—	—	—	—	—	—
TBA securities-net long positions	2,066	—	2,066	—	6,239	—	6,239	—
Total assets carried at fair value	$5,307,771	$928	$5,305,035	$1,808	$3,756,027	$—	$3,753,753	$2,274

Liabilities carried at fair value:
TBA-net short positions	439	—	439	—	—	—	—	—
Futures	—	—	—	—	1,218	1,218	—	—
Total liabilities carried at fair value	$439	$—	$439	$—	$1,218	$1,218	$—	$—

The fair value of interest rate swaps is measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. As of September 30, 2019, all of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral. The amount shown as of December 31, 2018 for interest rate swaps is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME as of that date. The fair value

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

of interest rate swaptions is based on the fair value of the underlying interest rate swap and time remaining until its expiration. U.S. Treasury futures (held as of December 31, 2018) and Eurodollar futures (held as of September 30, 2019) are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. The fair value of TBA securities is estimated using methods similar those used to fair value the Company’s Level 2 MBS.

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

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
Balance as of beginning of period	$2,274	$7,243
Unrealized gain included in OCI	225	(862)
Principal payments	(1,853)	(1,031)
Accretion	1,162	886
Balance as of end of period	$1,808	$6,236

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$5,302,926	$5,302,926	$3,749,464	$3,749,464
Mortgage loans held for investment, net (1)	9,836	6,779	11,527	8,566
Derivative assets	4,845	4,845	6,563	6,563
Liabilities:
Repurchase agreements (2)	$4,872,869	$4,872,869	$3,267,984	$3,267,984
Non-recourse collateralized financing (1)	2,950	2,984	3,458	3,475
Derivative liabilities	439	439	1,218	1,218

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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the “Series A Preferred Stock” and the “Series B Preferred Stock” or collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 4,488,330 shares of its Series B Preferred Stock issued and outstanding as of September 30, 2019 compared to 2,300,000 shares of Series A Preferred Stock and 3,654,594 shares of Series B Preferred Stock as of December 31, 2018.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends of $0.053125 and $0.4765625 on its Series A and Series B Preferred Stock, respectively, for the third quarter on October 15, 2019 to shareholders of record as of October 1, 2019.

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

The following table summarizes information regarding monthly dividend declarations on the Company’s common stock for the first nine months of 2019:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Nine Months Ended
	September 30, 2019
Declaration Date	Amount Declared (1)	Record Date	Payment Date
January 7, 2019	$0.18	January 18, 2019	January 31, 2019
January 28, 2019	0.18	February 14, 2019	February 28, 2019
March 12, 2019	0.18	March 22, 2019	April 1, 2019
April 10, 2019	0.18	April 22, 2019	May 1, 2019
May 16, 2019	0.18	May 28, 2019	June 7, 2019
June 6, 2019	0.18	June 26, 2019	July 3, 2019
July 8, 2019	0.18	July 22, 2019	August 1, 2019
August 12, 2019	0.15	August 22, 2019	September 3, 2019
September 11, 2019	0.15	September 23, 2019	October 1, 2019

(1)	Amounts declared have been adjusted to reflect the effect of the 1-for-3 reverse stock split.

Stock and Incentive Plans. The Company’s 2018 Stock and Incentive Plan, which replaced the Company’s 2009 Stock and Incentive Plan (the “2009 Plan”), reserves for issuance up to 1,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2019 was $306 and $899, respectively compared to $301 and $930 for the three and nine months ended September 30, 2018, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Nine Months Ended
	September 30,
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

As of September 30, 2019, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,564 which will be amortized into compensation expense over a weighted average period of 1.8 years.

NOTE 7 – SUBSEQUENT EVENTS

On October 11, 2019, the Company’s Board of Directors declared a monthly cash dividend of $0.15 per common share payable on November 1, 2019 to shareholders of record on October 21, 2019.

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

Fannie Mae and Freddie Mac’s Single Security Initiative became effective for all newly issued securities June 3, 2019. All securities issued by the GSE’s after that date have been pursuant to the Uniform Mortgage-Backed Securities (“UMBS”) platform established by the GSE’s. Fannie Mae’s previously issued securities are automatically considered UMBS while Freddie Mac’s previously issued securities may be exchanged for new UMBS securities with substantially the same terms except the payment delay on the UMBS now follows that of existing Fannie Mae securities which is slightly longer than the previously issued Freddie Mac securities. Previously issued Freddie Mac securities will remain outstanding under the same terms if not exchanged. The Company has exchanged Freddie Mac securities with a par value of approximately $11.3 million as of October 31, 2019 and has not experienced any adverse consequences from a liquidity or pricing perspective. The Company continues to evaluate whether to exchange its remaining outstanding Freddie Mac securities.

RMBS. As of September 30, 2019, the majority of our investments in RMBS were Agency-issued securities collateralized primarily by fixed-rate single-family mortgage loans. In addition to specified pools of Agency RMBS, we may also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in non-specified fixed-rate Agency RMBS, and from time to time, we may also sell TBA securities as a means of economically hedging our book value exposure from Agency RMBS as well as earnings exposure from rising financing costs. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. We hold net long and net short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBAs purchased or sold for a forward settlement date are generally priced at a discount relative to TBAs settling in the current month. This price difference, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. We account for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will not settle in the shortest period possible.

CMBS. Substantially all of our CMBS investments as of September 30, 2019 were fixed-rate Agency-issued securities backed by multifamily housing loans. Loans underlying CMBS are generally fixed-rate, mature in eight to eighteen years, have amortization terms of up to 30 years, and are geographically dispersed. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay. From time to time we have invested in non-Agency CMBS backed by loans on multifamily housing, office buildings, retail, hospitality, and health care properties.

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

Factors that Affect Our Results of Operations and Financial Condition

As noted in previous filings, our financial performance is largely driven by the performance of our investment portfolio and related financing and hedging activity and may be impacted by a number of factors including, but not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of and competition for investments, the influence of economic conditions on the credit performance of our investments, and market required yields as reflected by market spreads. Our financial performance is also impacted by the availability and cost of financing and the state of the overall credit market. All of the above factors are influenced by market forces beyond our control such as macroeconomic and geopolitical conditions, market volatility, U.S. Federal Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy.

During the third quarter of 2019, the Federal Reserve’s Open Market Committee (“FOMC”) reduced its targeted U.S. Federal Funds Target Rate (“Fed Funds rate”) by 50 basis points. Typically, when the targeted Fed Funds rate is reduced by the FOMC, rates on repurchase agreement financing will decline in tandem. However, we believe that a combination of certain issues in the marketplace including, but not limited to, excess supply of collateral and balance sheet constraints of large, systemically important financial institutions, have caused the typical decline in repurchase agreement borrowing rates to lag behind the decline in the targeted Fed Funds rate. Furthermore, we believe these factors have in part resulted in the Fed Funds rate trading at the high end of the range targeted by the FOMC. On several occasions during the third quarter of 2019, this resulted in elevated borrowing rates and larger liquidity premiums for repurchase agreement borrowers. The New York Federal Reserve has announced that it will conduct operations to provide liquidity to the repurchase agreement markets for U.S. Treasury and Agency RMBS collateral in an effort to keep the Fed Funds rate in the targeted range and thus by extension keep short-term borrowing rates closer to the range. These operations are expected to continue for the remainder of 2019. The Federal Reserve providing liquidity to the funding markets is extremely important. Without these operations, we would expect higher short-term borrowing rates. Given the Federal Reserve’s participation, however, we expect repurchase agreement rates to decline during the fourth quarter of 2019 relative to the third quarter, yet remain somewhat elevated relative to their historical relationship with the Federal Funds rate.

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

Market Conditions and Recent Activity

During the third quarter of 2019, U.S. Treasury and swap rates continued their decline as weakening global GDP output, continued trade uncertainty, and benign inflation indicators weighed on markets. As economic output softened, central banks have stepped in to support growth in the global economy. As noted above, during the third quarter of 2019, the Federal Reserve reduced the Fed Funds rate by 50 basis points and intervened in the short-term funding markets. The Federal Reserve has also resumed its purchases of Treasury bills at an initial pace of approximately $60 billion monthly and is expected to continue until at least the second quarter of 2020.

As noted in the charts below, Treasury and swap rates were volatile during the quarter, ranging in the 10-year part of the curve by as much 68 and 75 basis points, respectively.

The charts below show the highest and lowest U.S. Treasury and swap rates during the three months ended September 30, 2019 as well as the rates as of September 30, 2019 and June 30, 2019:

Highlights of Third Quarter 2019 Results

Comprehensive income to common shareholders improved to $15.3 million versus a loss of $(11.1) million for the prior quarter as realized and unrealized gains from changes in fair value of MBS outpaced our net loss on derivatives by $9.1 million for the third quarter of 2019 compared to the underperformance of derivatives relative to our investments by $(16.8) million during the second quarter of 2019. Net loss to common shareholders improved for the third quarter of 2019 compared to the second quarter of 2019 as a result of:

▪an increase in net interest income of $0.3 million due to an increase in the average balance of interest-earning assets financed at lower rates
▪a lower net loss on derivative instruments of $(50.7) million for the third quarter versus $(117.5) million in the prior quarter
▪a net gain on sale of investments of $4.6 million versus a net loss of $(10.4) million in the prior quarter
▪a decrease of $0.5 million in general and administrative expenses.

Core net operating income to common shareholders, a non-GAAP measure, increased to $11.5 million for the third quarter of 2019 versus $10.6 million for the second quarter of 2019 due primarily to the increase in net interest income and decrease in general and administrative expenses noted above. In addition, our net periodic interest benefit from interest rate swaps increased $0.4 million due to an increase in our net receive rate of 20 basis points. Please refer to "Use of Non-GAAP Financial Measures" below for additional important information about non-GAAP measures.

Book value per common share increased $0.39 to $18.07 at September 30, 2019 from $17.68 at June 30, 2019 and from $18.07 as of December 31, 2018. During the third quarter of 2019, we repurchased $25.0 million of common stock which increased book value per common share by $0.24. The remaining increase of $0.15 for the third quarter was due to the increase in fair value of the Company's MBS, net of the decline in fair value of derivative instruments. This increase of $0.39 per common share and the third quarter dividend of $0.48 per common share resulted in a quarterly total economic return on book value per common share of 4.9% and a year-to-date total economic return on book value of 8.6%.

Management Outlook

As we have noted in the past, we believe that increasing global debt, demographic trends, the impact of technological advances on productivity and employment, human conflict, and climate change will continue to impose a drag on global growth and inflation. Government policy responses, including activities of central banks, have been and will continue to be important factors in shifting the trajectory of economic activity while injecting uncertainty in the near term. We continue to believe structural issues within the global economy will keep the 10-year U.S.Treasury bond within a range of 1.5%-2.5% for the foreseeable future. In our view, the major risk to this outlook today is a rapid decline in longer-term rates below the lower end of the range from decelerating economic performance. If long-term yields also decrease below 1.5%, we could see a potentially material increase in prepayments on our RMBS which could negatively impact our net interest earnings. It is unclear how interest rates could sustain a higher range above 2.5% absent fiscal policy to stimulate sustainable growth and inflation or a marked improvement in productivity.
On October 30, 2019, the FOMC concluded its policy meeting and reduced the Fed Funds Rate an additional 25 basis points. The FOMC has now reduced the Fed Funds Rate by a total of 75 basis points since the end of June. As of the date of this filing, markets are pricing in an additional 25 basis point reduction in the Fed Funds Rate through 2020. Generally, reductions in the Fed Funds Rate reduce our borrowing costs (through lower financing rates on our repurchase agreement financing) and increase our net interest spread. However, pressure in the repurchase agreement funding markets could result in a somewhat elevated borrowing rate versus the Fed Funds Rate, and therefore our funding costs may not decline as much or as quickly as historical patterns might suggest.
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

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expense, net. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP net income to common shareholders as the nearest GAAP equivalent measure, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost, drop income on TBA securities, general and administrative expenses, and preferred dividends. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in core net operating income and in adjusted net interest income because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also includes periodic interest benefit/cost from its interest rate swaps, which are also included in "gain (loss) on derivatives instruments, net", in adjusted net interest expense and adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including periodic interest benefit/cost from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from other instruments used by management to economically hedge the impact of changing interest rates on its portfolio and book value per common share, such as Eurodollar or U.S. Treasury futures. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
($ in thousands, except per share amounts)	September 30, 2019	June 30, 2019
GAAP net loss to common shareholders	$(39,945)	$(122,191)
Less:
Change in fair value of derivative instruments, net (1)	56,079	122,370
(Gain) loss on sale of investments, net	(4,605)	10,360
Fair value adjustments, net	13	16
Core net operating income to common shareholders	$11,542	$10,555

Weighted average common shares outstanding	24,174,312	24,541,059
Core net operating income per common share	$0.48	$0.43

(1)	Amount represents net realized and unrealized gains and losses on derivatives and excludes net periodic interest benefits related to these instruments.

	Three Months Ended
	September 30, 2019		June 30, 2019
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$13,246	0.82%	$12,935	0.76%
Add: TBA drop income (1)	1,404	—%	1,282	(0.04)%
Add: net periodic interest benefit (2)	3,966	0.32%	3,553	0.31%
Adjusted net interest income	$18,616	1.14%	$17,770	1.03%

(1)
TBA drop income is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K under “Critical Accounting Policies.” There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2019.

FINANCIAL CONDITION

Investment Portfolio

Our investment portfolio is comprised mostly of Agency fixed-rate investments which have more a more favorable risk-return profile and higher liquidity in the current macroeconomic environment versus other types of MBS. Given our macroeconomic view and the recent trajectory of interest rates, we have heightened our focus on prepayment risk which generally increases in a period of declining interest rates. We believe our current portfolio diversification across residential and commercial Agency MBS mitigates the impact of declining interest rates on our interest earnings. Agency CMBS are structured with prepayment protection, such as yield maintenance or defeasance provisions, which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Because Agency RMBS do not contain similar prepayment protections, we mitigate prepayment risk through coupon diversification. Though CMBS generally have more spread risk than RMBS, their more predictable prepayment profiles reduce the cost of hedging relative to RMBS.

The following charts summarize our MBS investments as of the dates indicated:

(1)	Includes TBA dollar roll positions at their implied market value as if settled which are accounted for as “derivative assets/liabilities” on our consolidated balance sheet.

The following table provides a summary of the amortized cost and fair value of our investment portfolio (including TBA dollar roll positions and securities pending settlement) as of the dates indicated:

	September 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS, fixed-rate	$2,671,314	$2,736,372	$2,142,717	$2,124,810
TBAs, fixed-rate (1)	(124,835)	(123,208)	882,230	888,469
Agency CMBS, fixed-rate	1,938,887	2,075,203	1,080,424	1,057,015
CMBS IO (2)	474,548	489,543	527,743	532,154
Agency RMBS, adjustable rate	—	—	32,666	33,211
Non-Agency other (3)	1,168	1,808	1,859	2,274
Mortgage loans held for investment, net (4)	9,836	6,779	11,527	8,566
Total investment portfolio including TBA dollar roll positions	$4,970,918	$5,186,497	$4,679,166	$4,646,499

(1)	Includes TBA dollar roll positions at their implied market value as if settled which are accounted for as “derivative assets/liabilities” on our consolidated balance sheet.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes non-Agency CMBS and RMBS.

(4)	Recorded on consolidated balance sheet at amortized cost.

The following table details the activity related to our MBS portfolio (including TBA dollar roll positions and securities pending settlement) during the nine months ended September 30, 2019:

	Agency Fixed-Rate		CMBS IO (2)	Agency Adjustable Rate RMBS	Non-Agency Other (3)	Total
($ in thousands)	30-Year RMBS (1)	CMBS
Balance as of December 31, 2018	$3,013,279	$1,057,015	$532,154	$33,211	$2,274	$4,637,933
Purchases	578,863	1,140,927	58,014	—	—	1,777,804
Principal payments	(277,909)	(61,186)	—	(6,273)	(1,853)	(347,221)
Sales	(770,002)	(219,692)	(22,936)	(26,191)	—	(1,038,821)
(Amortization) accretion	(9,420)	(1,586)	(88,273)	(202)	1,162	(98,319)
Change in fair value	78,353	159,725	10,584	(545)	225	248,342
Balance as of September 30, 2019	$2,613,164	$2,075,203	$489,543	$—	$1,808	$5,179,718

(1)	Includes TBA dollar roll positions at their implied market value as if settled which are accounted for as “derivative assets/liabilities” on our consolidated balance sheet.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes non-Agency CMBS and RMBS.

RMBS. The following table provides information on our fixed-rate Agency RMBS investments (including TBA dollar roll positions and securities pending settlement) as of the dates indicated:

	September 30, 2019
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$316,877	$320,090	$323,996	23	8.2%	3.17
3.5%	556,845	568,453	579,577	8	6.2%	1.73
4.0%	1,457,065	1,491,720	1,534,673	17	15.4%	1.22
4.5%	279,354	291,051	298,126	10	24.8%	0.41
TBA 2.5%	245,000	242,073	243,718	n/a	n/a	4.40
TBA 3.0%	150,000	151,735	152,156	n/a	n/a	2.08
TBA 4.0%	(500,000)	(518,643)	(519,082)	n/a	n/a	0.39
Total 30-year fixed-rate	$2,505,141	$2,546,479	$2,613,164	15	13.6%	1.99

	December 31, 2018
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$223,573	$225,148	$218,286	26	5.7%	5.66
4.0%	1,651,854	1,699,012	1,687,390	10	5.2%	4.06
4.5%	211,429	218,557	219,134	5	5.3%	2.48
TBA 4.0%	110,000	111,175	112,101	n/a	n/a	3.54
TBA 4.5%	750,000	771,055	776,368	n/a	n/a	2.61
Total 30-year fixed-rate	$2,946,856	$3,024,947	$3,013,279	11	5.3%	3.67

(1)	Implied cost basis of TBAs represents the forward price to be paid (received) for the underlying Agency MBS as if settled.

(2)	Fair value of TBAs is the implied market value of the underlying Agency security as of the end of the period if settled.

(3)
TBAs are included on the consolidated balance sheet within “derivative assets/liabilities” at their net carrying value which is the difference between their implied market value and implied cost basis. Please refer to Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

CMBS. The majority of our CMBS are Agency CMBS for which our credit exposure is limited to the unamortized premium remaining on those securities as the return of principal is guaranteed by the GSEs. The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	September 30, 2019				December 31, 2018
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$14,877	$14,477	31	5.58%	$20,302	$18,868	33	5.72%
2009 to 2012	31,375	32,512	34	4.95%	74,935	76,567	23	4.98%
2013 to 2014	11,349	11,597	62	3.65%	13,516	13,790	73	3.61%
2015	202,013	203,822	87	2.85%	210,679	212,755	97	2.85%
2016	20,009	19,838	112	2.62%	238,559	240,033	98	2.43%
2017	341,332	342,926	104	3.07%	280,530	283,567	106	3.06%
2018	330,384	330,204	130	3.68%	236,425	235,847	142	3.76%
2019	972,944	983,988	137	3.27%	—	—	—	—%
	$1,924,283	$1,939,364	122	3.30%	$1,074,946	$1,081,427	102	3.22%

(1)	Months to estimated maturity is an average weighted by the amortized cost of the investment.

(2)	The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.

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

As of September 30, 2019, our CMBS IO investments comprised approximately 9% of our total portfolio, of which approximately 57% are Agency-issued, relatively unchanged since December 31, 2018. The following table presents our CMBS IO investments as of September 30, 2019 by year of origination:

	September 30, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$41,420	$42,533	20	$59,593	$60,763	17
2013	57,465	59,347	18	72,649	73,073	22
2014	110,329	113,084	26	134,114	134,808	30
2015	115,024	119,415	31	143,163	144,673	35
2016	50,144	51,854	37	67,625	68,015	41
2017	41,193	42,929	46	46,125	46,336	48
2018	4,223	4,425	68	4,474	4,486	73
2019	54,750	55,956	64	—	—	—
	$474,548	$489,543	33	$527,743	$532,154	32
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

As of September 30, 2019, we primarily used interest rate swaps to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. During the nine months ended September 30, 2019, we have reduced our notional balance of interest rate swaps by $0.6 billion and reduced the weighted average net pay-fixed rate by 70 basis points to 1.65%. The following graphs present the effective notional balance outstanding and weighted average rate for our interest rate swaps outstanding through 2025 (1) as of the periods indicated:
(1) Additional interest rate swaps outstanding from 2026-2047 had an average balance of $256.3 million at a weighted average pay-fixed rate of 2.12% as of September 30, 2019 and an average balance of $238.0 million at a weighted average pay-fixed rate of 2.86% as of December 31, 2018.
As of September 30, 2019, we also held swaptions on pay-fixed interest rate swaps with an aggregate notional balance of $750.0 million and a fair value of $1.9 million and Eurodollar futures with an aggregate notional balance of $6.0 billion and a fair value of $0.9 million that are effective between 2020 and 2022 at average rate of 1.35%.

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

Net Interest Income for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net interest income for the three months ended September 30, 2019 increased $1.1 million compared to the three months ended September 30, 2018. Interest income increased $17.6 million due to a larger and higher yielding portfolio, but was mostly offset by an increase of $16.5 million in interest expense resulting from a large average balance of borrowings at higher financing rates. Interest expense as a percentage of average balance of borrowings outpaced interest income as a percentage of interest earning assets, resulting in a decline of 26 basis points in net interest spread for the third quarter of 2019 compared to the same period in 2018. The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the three months ended September 30, 2019 and September 30, 2018:

	Three Months Ended
	September 30,
	2019			2018
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$23,619	$2,935,846	3.22%	$11,561	$1,384,926	3.34%
Agency CMBS-fixed rate	14,818	1,763,116	3.22%	7,362	1,002,661	2.81%
Agency RMBS-adjustable rate	68	6,620	3.92%	283	37,634	3.12%
CMBS IO (5)	5,260	479,057	3.90%	6,646	581,770	3.98%
Non-Agency other (6)	138	1,186	34.65%	427	4,869	30.31%
U.S. Treasuries	—	—	—%	45	6,302	2.83%
Other investments (7)	599	10,084	4.80%	601	13,226	4.25%
Total:	$44,502	$5,195,909	3.29%	$26,925	$3,031,388	3.33%

Interest-bearing liabilities:
Repurchase agreements	$31,233	$4,955,825	2.47%	$14,780	$2,564,863	2.25%
Non-recourse collateralized financing	23	3,032	3.04%	37	4,260	3.01%
De-designated cash flow hedge accretion (8)	—	n/a	—%	(66)	n/a	(0.01)%
Total:	$31,256	$4,958,857	2.47%	$14,751	$2,569,123	2.25%

Net interest income/net interest spread	$13,246		0.82%	$12,174		1.08%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(7)
Interest income for other investments consists of $125 thousand from mortgage loans held for investment, net and $474 thousand from cash and cash equivalents for the three months ended September 30, 2019 compared to $139 thousand and $462 thousand for the three months ended September 30, 2018, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

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

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months
	September 30, 2019 Compared to September 30, 2018
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$(889)	$12,947	$—	$12,058
Agency CMBS-fixed rate	1,833	5,414	209	7,456
Agency RMBS-adjustable rate	12	(244)	17	(215)
CMBS IO (2)	(55)	(970)	(361)	(1,386)
Non-Agency other (3)	39	(299)	(29)	(289)
Treasuries	—	(45)	—	(45)
Other investments (4)	14	(22)	6	(2)
Total increase in interest income	$954	$16,781	$(158)	$17,577

Interest-bearing liabilities:
Repurchase agreements	$2,675	$13,778	$—	$16,453
Non-recourse collateralized financing, net of other (5)	66	(9)	(5)	52
Total increase in interest expense	2,741	13,769	(5)	16,505

Total net change in net interest income	$(1,787)	$3,012	$(153)	$1,072

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $12 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Change in de-designated cash flow hedge accretion of $(66) thousand is included as a change in rate.

As shown in the table above, interest income increased for the third quarter of 2019 compared to the same period in 2018 primarily from the addition of higher coupon fixed-rate Agency RMBS and Agency CMBS. This increase in interest income was almost entirely offset by the increase in interest expense due to a larger average outstanding balance of repurchase agreements borrowed at higher financing rates.

Adjusted Net Interest Income for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Management includes drop income from TBA dollar roll positions and net periodic interest benefit (cost) of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. Please refer to “Non-GAAP Financial Measures” under “Executive Overview” within this Item 2 for additional important information. The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Three Months Ended
	September 30,
	2019		2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$13,246	0.82%	$12,174	1.08%
Add: TBA drop income (1) (2)	1,404	—%	4,262	0.06%
Add: net periodic interest benefit (3)	3,966	0.32%	1,777	0.28%
De-designated cash flow hedge accretion (4)	—	—%	(66)	(0.01)%
Adjusted net interest income	$18,616	1.14%	$18,147	1.41%

(1)
TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.

(2)
TBA drop income for the three months ended September 30, 2019 includes $0.5 million generated from net short TBA dollar roll positions which increased adjusted net interest spread by 3 basis points, offsetting a (3) basis point decline from net long TBA dollar roll positions.

(3)
Amount represents net periodic interest benefit of effective interest rate swaps outstanding during the period and excludes realized and unrealized gains and losses from changes in fair value of derivatives.

(4)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

Adjusted net interest income increased $0.5 million for the three months ended September 30, 2019 compared to the same period in 2018. Increases in net interest income and net periodic interest benefit from interest rate swaps were mostly offset by a decline in drop income from TBA dollar roll positions. We reduced our volume of these transactions as higher expected prepayment speeds impacted the pricing of TBA contracts, driving the net yield on our TBA dollar roll positions down to 1.08% for the three months ended September 30, 2019 compared to 1.61% for the same period in 2018. The following table summarizes information related to our drop income from TBA dollar roll positions for the periods indicated:

	Three Months Ended				Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
	September 30,
	2019		2018		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA dollar roll positions:
TBA implied interest income (1)	$4,468	3.44%	$9,708	3.66%	$(5,240)	$(289)	$(4,951)
TBA implied interest expense (2)	3,064	2.36%	5,446	2.05%	(2,382)	395	(2,777)
TBA drop income/net yield (3)	$1,404	1.08%	$4,262	1.61%	$(2,858)	$(684)	$(2,174)

Average net long position	$508,329		$1,037,347

(1)
Average yield for TBA dollar roll positions is extrapolated by adding average cost (see footnote 2) to the net yield (see footnote 3). Implied interest income is calculated by multiplying the average yield by the average TBA net long position outstanding during the period.

(2)
Average cost is the implicit funding cost for TBA net long positions and is determined using the “price drop” between the near settling TBA contract and the price for the same contract with a later settlement date and market-based assumptions regarding the “cheapest-to-deliver” collateral that can satisfy the TBA contract, such as the security’s coupon, maturity, and projected prepayment rate anticipated for the collateral. TBA implied interest expense is calculated by multiplying the average cost by the average TBA net long position outstanding during the period.

(3)
TBA net yield is calculated by dividing total drop income from TBA dollar roll positions by the average TBA net long position outstanding during the period. Average TBA net short position is not included in the calculation because they are used as hedges of interest rate risk resulting from our investments in Agency RMBS and TBA net long positions. This method is similar to calculating the impact of periodic interest benefit/cost from effective interest rate swaps on our adjusted net interest spread which does not include the notional balance of effective interest rate swaps outstanding during the period.

Net Interest Income for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net interest income for the nine months ended September 30, 2019 increased $1.7 million compared to the nine months ended September 30, 2018. Interest income increased $49.6 million due to a larger and higher yielding portfolio, but was mostly offset by an increase of $47.8 million in interest expense resulting from a large average balance of borrowings at higher financing rates. Interest expense as a percentage of average balance of borrowings outpaced interest income as a percentage of interest earning assets, resulting in a decline of 36 basis points in net interest spread for the nine months ended September 30, 2019 compared to the same period in 2018. The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended
	September 30,
	2019			2018
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$72,237	$2,821,898	3.41%	$27,853	$1,142,907	3.25%
Agency CMBS-fixed rate	35,614	1,477,749	3.17%	22,257	1,031,979	2.83%
Agency RMBS-adjustable rate	539	22,145	3.36%	3,205	190,854	2.23%
CMBS IO (5)	16,542	496,271	4.27%	19,886	627,537	4.11%
Non-Agency other (6)	1,314	1,497	95.44%	1,495	9,459	20.10%
U.S. Treasuries	—	—	—%	2,012	109,816	2.45%
Other investments (7)	1,961	10,636	4.94%	1,329	14,407	4.11%
Total:	$128,207	$4,830,196	3.46%	$78,037	$3,126,959	3.25%

Interest-bearing liabilities:
Repurchase agreements	$88,435	$4,487,137	2.60%	$40,575	$2,641,929	2.03%
Non-recourse collateralized financing	75	3,197	3.10%	108	4,879	2.82%
De-designated cash flow hedge accretion (8)	(165)	n/a	—%	(162)	n/a	(0.01)%
Total:	$88,345	$4,490,334	2.59%	$40,521	$2,646,808	2.02%

Net interest income/net interest spread	$39,862		0.87%	$37,516		1.23%

(1)	Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.

(2)	Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.

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

(7)
Interest income for other investments consists of $400 thousand from mortgage loans held for investment, net and $1,561 thousand from cash and cash equivalents for the nine months ended September 30, 2019 compared to $444 thousand and $885 thousand for the nine months ended September 30, 2018, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.

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

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Nine Months Ended
	September 30, 2019 Compared to September 30, 2018
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$3,466	$40,918	$—	$44,384
Agency CMBS-fixed rate	3,918	9,425	14	13,357
Agency RMBS-adjustable rate	247	(2,795)	(118)	(2,666)
CMBS IO (2)	(50)	(3,687)	393	(3,344)
Non-Agency other (3)	208	(1,075)	686	(181)
Treasuries	—	(2,012)	—	(2,012)
Other investments (4)	67	559	6	632
Total increase in interest income	$7,856	$41,333	$981	$50,170

Interest-bearing liabilities:
Repurchase agreements	$19,520	$28,340	$—	$47,860
Non-recourse collateralized financing, net of other (5)	4	(36)	(4)	(36)
Total increase (decrease) in interest expense	19,524	28,304	(4)	47,824

Total net change in net interest income	$(11,668)	$13,029	$985	$2,346

(1)
Prepayment adjustments represent effective interest amortization adjustments related to changes in actual and projected prepayment speeds for adjustable-rate RMBS and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.

(2)	Includes Agency and non-Agency issued securities.

(3)	Includes privately-issued RMBS and CMBS.

(4)	Increase of $676 thousand in other interest income from cash and cash equivalents is included as a change in volume.

(5)	Change in de-designated cash flow hedge accretion of $3 thousand is included as a change in rate.

As shown in the table above, interest income increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily from the addition of higher yielding fixed-rate Agency RMBS as well as Agency CMBS. This increase in interest income was almost entirely offset by the increase in interest expense due to a larger average outstanding balance of repurchase agreements borrowed at higher financing rates.

Adjusted Net Interest Income for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Management includes drop income from TBA dollar roll positions and net periodic interest benefit (cost) of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. Please refer to “Non-GAAP Financial Measures” under “Executive Overview” within this Item 2 for additional important information. The following table reconciles adjusted net interest income to GAAP net interest income for the periods indicated:

	Nine Months Ended
	September 30,
	2019		2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$39,862	0.87%	$37,516	1.23%
Add: TBA drop income (1) (2)	4,649	(0.03)%	11,614	0.05%
Add: net periodic interest benefit (3)	11,416	0.33%	3,890	0.20%
De-designated cash flow hedge accretion (4)	165	—%	162	0.01%
Adjusted net interest income	$56,092	1.17%	$53,182	1.49%

(1)
TBA drop income is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.

(2)	TBA drop income for the nine months ended September 30, 2019 includes $0.5 million generated from net short TBA dollar roll positions.

(3)
Amount represents net periodic interest benefit of effective interest rate swaps outstanding during the period and excludes realized and unrealized gains and losses from changes in fair value of derivatives.

(4)
Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

TBA drop income declined for the nine months ended September 30, 2019 compared to the same period in 2018 because we reduced our volume of TBA dollar roll transactions as higher expected prepayment speeds impacted the pricing of TBA contracts. As shown in the tables below, net spreads on TBA dollar roll positions declined to 0.97% for the nine months ended September 30, 2019 compared to 1.74% for the same period in 2018, negatively impacting our overall adjusted net interest spread for the nine months ended September 30, 2019 by 3 basis points. The following table summarizes information related to our drop income from TBA dollar roll transactions for the periods indicated:

	Nine Months Ended				Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
	September 30,
	2019		2018		Total Change	Due to Change In
($ in thousands)	Amount	Average Yield/Cost	Amount	Average Yield/Cost		Rate	Volume
TBA dollar roll positions:
TBA implied interest income (1)	$16,972	3.53%	$23,483	3.51%	$(6,511)	$72	$(6,583)
TBA implied interest expense (2)	12,323	2.56%	11,869	1.77%	454	(3,781)	3,327
TBA drop income/net yield (3)	$4,649	0.97%	$11,614	1.74%	$(6,965)	$(3,709)	$(3,256)

Average TBA net long position	$635,243		$882,718

(1)
Average yield for TBA dollar roll positions is extrapolated by adding average cost (see footnote 2) to the net yield (see footnote 3). Implied interest income is calculated by multiplying the average yield by the average TBA net long position outstanding during the period.

(2)
Average cost is the implicit funding cost for TBA net long positions and is determined using the “price drop” between the near settling TBA contract and the price for the same contract with a later settlement date and market-based assumptions regarding the “cheapest-to-deliver” collateral that can satisfy the TBA contract, such as the security’s coupon, maturity, and projected prepayment rate anticipated for the collateral. TBA implied interest expense is calculated by multiplying the average cost by the average TBA net long position outstanding during the period.

(3)
TBA net yield is calculated by dividing total drop income from TBA dollar roll positions by the average TBA net long position outstanding during the period. Average TBA net short position is not included in the calculation because they are used as hedges of interest rate risk resulting from our investments in Agency RMBS and TBA net long positions. This method is similar to calculating the impact of periodic interest benefit/cost from effective interest rate swaps on our adjusted net interest spread which does not include the notional balance of effective interest rate swaps outstanding during the period.

Gain (Loss) on Sale of Investments, Net

We sell our investments in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. We sold a portion of our fixed rate Agency RMBS with coupons of 4.0% - 4.5% due to their increased risk of prepayment in the current lower interest rate environment and partially replaced them with Agency RMBS with coupons of 3.0% - 3.5%.We also sold the remainder of our adjustable rate Agency RMBS during the third quarter of 2019 due to its lower return profile in the current interest rate environment. The following tables provide information related to our loss on sale of investments, net for the periods indicated:

	Three Months Ended
	September 30,
	2019		2018
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS-fixed rate	$560,556	$3,865	$—	$—
Agency RMBS-adjustable rate	26,192	593	—	—
Agency CMBS	—	—	49,957	(1,720)
Agency CMBS IO	9,161	147	10,444	127
U.S. Treasuries	—	—	57,976	(133)
	$595,909	$4,605	$118,377	$(1,726)

	Nine Months Ended
	September 30,
	2019		2018
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS-fixed rate	$770,002	$(87)	$—	$—
Agency RMBS-adjustable rate	26,192	593	225,622	(7,785)
Agency CMBS	219,692	(6,493)	160,766	(3,771)
Agency CMBS IO	22,936	232	10,444	127
Non-Agency CMBS IO	—	—	8,644	51
U.S. Treasuries	—	—	255,369	(6,567)
	$1,038,822	$(5,755)	$660,845	$(17,945)
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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2019	2018	2019	2018
Interest rate derivatives:
Interest rate swaps:
Net periodic interest benefit	$3,966	$1,777	$11,416	$3,890
Change in fair value (1)	(56,874)	23,242	(260,302)	89,944
Total interest rate swap (losses) gains, net	(52,908)	25,019	(248,886)	93,834
Interest rate swaptions:
Change in fair value (1)	(4,329)	—	(4,329)	—
Futures:
Change in fair value (1)	1,712	(189)	1,501	1,886
Total interest rate derivative (losses) gains, net	(55,525)	24,830	(251,714)	95,720

TBA dollar roll positions:
Change in fair value (2)	3,412	(9,466)	17,124	(29,577)
TBA drop income (3)	1,404	4,262	4,649	11,614
Total TBA dollar roll gains (losses), net	4,816	(5,204)	21,773	(17,963)

Options on U.S. Treasury futures
Change in fair value (1)	—	(127)	—	763

Total (loss) gain on derivative instruments, net	$(50,709)	$19,499	$(229,941)	$78,520

(1)
Changes in fair value for interest rate derivatives and options include unrealized gains (losses) from current and forward starting derivative instruments and realized gains (losses) from terminated derivative instruments.

(2)	Changes in fair value for TBA dollar roll positions include unrealized gains (losses) from open TBA contracts and realized gains (losses) on paired off or terminated positions.

(3)
TBA drop income represents a portion of the change in fair value and is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

Changes in fair value of our derivative instruments consist of unrealized gains (losses) on instruments held as of the end of the period and realized gains (losses) from instruments terminated or paired off during the period. The following table provides information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2019		2018		2019		2018
	Realized Gain (Loss)	Notional	Realized Gain (Loss)	Notional	Realized Gain (Loss)	Notional	Realized Gain (Loss)	Notional
Interest rate swaps	$(63,764)	$2,225,000	$2,586	$250,000	$(212,510)	$6,035,000	$2,131	$350,000
Interest rate swaptions	(4,246)	750,000	—	—	(4,246)	750,000	—	—
Futures	682	3,000,000	778	650,000	(645)	3,050,000	2,553	1,950,000
TBA net long positions	2,822	2,080,000	(2,002)	3,281,000	25,781	7,400,000	(15,605)	7,891,000
TBA net short positions	604	1,800,000	—	—	604	1,800,000	293	150,000
Options	—	—	802	300,000	—	—	802	300,000
Total	$(63,902)	$9,855,000	$2,164	$4,481,000	$(191,016)	$19,035,000	$(9,826)	$10,641,000

Our net periodic interest benefit from interest rate swaps for the three and nine months ended September 30, 2019 increased compared to the three and nine months ended September 30, 2018 due to an increase in our average net receive rate of 20 and 19 basis points, respectively. The table below shows our interest rate swap hedge position as a percentage of our average repurchase agreement borrowings and net long TBAs outstanding and details about our net receive rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2019	2018	2019	2018
Average repurchase agreement borrowings outstanding	$4,955,825	$2,564,863	$4,487,137	$2,641,929
Average TBA net long positions outstanding - at cost (1)	508,329	982,665	635,243	856,531
Average borrowings and TBA net long positions outstanding	5,464,154	3,547,528	5,122,380	3,498,460
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	3,096,957	2,502,609	4,001,777	2,830,824
Ratio of average interest rate swaps to average borrowings and TBA net long positions outstanding (1)	0.6	0.7	0.8	0.8

Average interest rate swap net pay-fixed rate (excluding forward starting swaps) (2)	(1.83)%	(2.09)%	(2.21)%	(1.84)%
Average interest rate swap net receive-floating rate (2)	2.30%	2.32%	2.57%	2.01%
Average interest rate swap net receive rate	0.47%	0.23%	0.36%	0.17%

(1)
We include TBA net long positions in this ratio because we use interest rate swaps to hedge a portion of the impact of changing interest rates on the fair value and implied financing cost of our TBA net long positions and our repurchase agreement financing costs. This ratio calculation does not include TBA net short positions which the Company may also use to hedge the impact of changing interest rates on its specified pools of Agency RMBS and TBA net long positions.

(2)	Net rates include receive-fixed (pay-floating) interest rate swaps for the three and nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses decreased $(0.2) million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to lower legal and professional fees. General and administrative expenses increased $0.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to higher audit and consulting expenses.

Other Comprehensive Income (Loss)

The majority of other comprehensive income of $55.2 million and $252.8 million for the three and nine months ended September 30, 2019, respectively, was mostly comprised of net unrealized gains in Agency RMBS and CMBS due to declining longer-term interest rates. Other comprehensive loss of $(21.9) million and $(77.1) million for the three and nine months ended September 30, 2018, respectively, was mostly comprised of net unrealized losses in Agency RMBS and CMBS due to increasing longer-term interest rates during those periods. The following table provides detail on the changes in fair value by type of available-for-sale investment which are recorded as unrealized gains (losses) in other comprehensive income on our consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2019	2018	2019	2018
Fixed-rate Agency RMBS	$9,755	$(12,851)	$82,965	$(37,351)
Adjustable-rate Agency RMBS	(557)	(135)	(545)	4,450
Agency CMBS	44,592	(5,399)	159,725	(38,704)
CMBS IO (1)	1,470	(3,233)	10,584	(6,190)
Non-Agency other (2)	(65)	(280)	225	(916)
U.S. Treasuries	—	50	—	1,737
Unrealized gain (loss) on available-for-sale investments	55,195	(21,848)	252,954	(76,974)
Reclassification adjustment for de-designated cash flow hedges	—	(66)	(165)	(162)
Total other comprehensive income (loss)	$55,195	$(21,914)	$252,789	$(77,136)

(1)	Includes Agency and non-Agency issued securities.

(2)	Includes non-Agency CMBS and RMBS.

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

Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of September 30, 2019, our most liquid assets were $198.4 million compared to $210.8 million as of December 31, 2018.

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

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. We also include our TBA net long positions (at cost if settled) in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA net long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Including our TBA net long positions at cost (if settled), which was $393.8 million as of September 30, 2019, our leverage was 9.1 times shareholders’ equity compared to 8.0 times shareholders’ equity as of December 31, 2018.

The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA net long position for the periods indicated:

	Repurchase Agreements			TBA Net Long Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
September 30, 2019	$4,872,869	$4,955,825	$5,191,378	$393,808	$462,099
June 30, 2019	4,815,452	4,562,992	4,815,452	374,452	579,353
March 31, 2019	4,252,893	3,931,335	4,266,684	727,212	722,264
December 31, 2018	3,267,984	2,992,513	3,269,307	882,230	814,478

(1)
Balance outstanding as of quarter end and average balance outstanding for the quarter ended includes TBA net long positions as reported at cost (as if settled). Does not include TBA net short positions used to hedge interest rate risk exposure from TBA and specified pools of fixed-rate Agency RMBS in applicable periods.

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

Repurchase Agreements

 Our repurchase agreement borrowings are principally uncommitted and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As of September 30, 2019, we had repurchase agreement borrowings outstanding with 22 of our 35 available repurchase agreement counterparties at a weighted average borrowing rate of 2.32% compared to 2.69% as of December 31, 2018. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” (and which we also refer to as equity at risk) and is intended to provide the lender some protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. The fair value of the MBS pledged as collateral to our repurchase agreement counterparties fluctuates depending on market conditions. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as “margin calls.” Declines in the value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, Fannie Mae and Freddie Mac announce principal payments on Agency MBS in advance of their actual remittance of principal payments, and repurchase agreement lenders generally make margin calls for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments from Fannie Mae and Freddie Mac.

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

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Agency CMBS and RMBS	4.7%	4.7%	4.8%	4.9%	4.8%
CMBS IO	13.0%	13.2%	13.4%	13.4%	13.3%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. Please refer to Note 3 for information regarding counterparties with whom we have the greatest amount of equity at risk as of September 30, 2019.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	September 30, 2019		December 31, 2018
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,946,181	$3,123,043	$2,190,361	$2,365,132
Asia	1,114,108	1,170,693	594,435	633,078
Europe	812,580	850,298	483,188	513,394
	$4,872,869	$5,144,034	$3,267,984	$3,511,604

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

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. In addition, counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of September 30, 2019, we had cash of $97.2 million posted as collateral under these agreements.
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

We have an NOL carryforward that we could use to offset our REIT taxable income distribution requirement. This NOL carryforward had an estimated balance of $89.8 million as of September 30, 2019, which will begin to substantially expire in 2020. We also have deferred tax hedge losses on terminated derivative instruments, which will be recognized over the original periods being hedged by those terminated derivatives. Please refer to “Results of Operations - (Loss) Gain on Derivatives Instruments, Net” within this Item 2 for additional information on realized losses from derivatives we terminated prior to their maturity as part of our portfolio and hedge management activities. The following table compares the tax hedge losses as of the periods indicated that have already been recognized in our GAAP earnings but which will reduce taxable income over the next ten years:

($ in thousands)	September 30, 2019	December 31, 2018
2019	$33,543	$17,226
2020	38,080	5,173
2021 - 2028	155,146	2,294
	$226,769	$24,693

If any of the deferred tax hedge losses for the years noted in the table above result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Approximately 88% of our common stock dividends declared during the nine months ended September 30, 2019 will represent a return of capital to shareholders and not a distribution of REIT taxable income, principally as a result of the amount of the tax hedge loss deduction.

Contractual Obligations and Other Matters

As of September 30, 2019, amounts outstanding under our repurchase agreements are due within 90 days. The timing of amounts due for the Company’s non-recourse collateralized financing and operating lease obligations have not changed materially since December 31, 2018.

As of September 30, 2019, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the nine months ended September 30, 2019 that are expected to have a material impact on the Company’s financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Exchange Act. Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, taking into account all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by use of words such as “believe”, “expect”, “anticipate”, “estimate”, “plan”, “may”, “will”, “intend”, “should”, “could” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.

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

The table below shows the projected sensitivity of our net interest income and net periodic interest benefit/cost on our interest rate swaps as of the periods indicated assuming an instantaneous parallel shift in interest rates:

	Projected Change in Net Interest Income and Net Periodic Interest Benefit/Cost Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
September 30, 2019	6.9%	0.1%	(4.4)%	(12.3)%
December 31, 2018	(21.1)%	(8.0)%	4.2%	6.1%

(1)
Includes estimated changes in net interest income as well as net periodic interest benefit/cost on our interest rate swaps recorded in “gain (loss) on derivatives instruments, net” and does not include estimated changes to TBA drop income generated by TBA dollar roll transactions, which are accounted for as derivative instruments in accordance with GAAP.

The projected sensitivity to changes in interest rates on our net interest income and net periodic interest benefit from interest rate swaps has reversed as of September 30, 2019 relative to December 31, 2018 due to changes in our investment portfolio mix and our interest rate hedge positioning. Since December 31, 2018, we have increased the percentage of the portfolio invested in Agency CMBS and shifted the average coupon on Agency RMBS lower. At the same time, we reduced the notional amount of interest rate swaps hedging our exposure to higher interest rates and lowered the average net pay fixed rate by 70 basis points. Relative to December 31, 2018, these changes had the impact of lowering our projected earnings if interest rates increase while increasing our projected earnings if there is a downward parallel shift in interest rates.

The table below shows the projected sensitivity of the market value of our financial instruments (1) and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	September 30, 2019
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	(0.1)%	(0.7)%	0.2%	1.5%	(0.6)%	(5.4)%	(1.6)%	(14.2)%
CMBS	3.4%	30.7%	1.6%	15.0%	(1.6)%	(14.2)%	(3.1)%	(27.8)%
CMBS IO	0.2%	2.2%	0.1%	1.1%	(0.1)%	(1.0)%	(0.2)%	(2.0)%
TBAs	0.2%	2.1%	0.1%	1.0%	(0.1)%	(1.0)%	(0.2)%	(1.9)%
Interest rate hedges	(3.7)%	(33.3)%	(1.8)%	(16.3)%	1.9%	16.9%	3.9%	35.5%
Total	—%	1.0%	0.2%	2.3%	(0.5)%	(4.7)%	(1.2)%	(10.4)%

	December 31, 2018
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	1.6%	11.2%	1.0%	7.0%	(1.3)%	(9.4)%	(2.9)%	(20.6)%
CMBS	2.0%	14.6%	1.0%	7.1%	(1.0)%	(6.8)%	(1.9)%	(13.4)%
CMBS IO	0.4%	3.1%	0.3%	1.8%	(0.1)%	(0.7)%	(0.3)%	(1.9)%
TBAs	0.4%	2.5%	0.2%	1.7%	(0.4)%	(2.9)%	(0.9)%	(6.7)%
Interest rate hedges	(5.5)%	(39.0)%	(2.7)%	(19.0)%	2.5%	18.1%	4.9%	35.3%
Total	(1.1)%	(7.6)%	(0.2)%	(1.4)%	(0.3)%	(1.7)%	(1.1)%	(7.3)%

(1)	Changes in market value of our financings are excluded because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

The percentage change in market value for our RMBS and TBAs declined as of September 30, 2019 compared to December 31, 2018 due to declining interest rates during the nine months ended September 30, 2019 as increased prepayment expectations shortened the expected life of cash flows for these securities. As mentioned previously, CMBS generally have some form of prepayment protection, so their market value sensitivity is not similarly impacted by declining interest rates. The increase in the percentage change in market value for CMBS as of September 30, 2019 compared to December 31, 2018 is primarily due to our recent purchases which increased the weighted average life remaining overall for that portion of our portfolio. Unlike our CMBS, the CMBS IO remaining in our portfolio are more seasoned with shorter expected cash flows and fewer prepayment protection provisions remaining, so their percentage change in market value declined as of September 30, 2019 compared to December 31, 2018.
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

		September 30, 2019			December 31, 2018
Basis Point Change in		Percentage Change in			Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Portfolio Duration	Market Value of Investments (1)	Shareholders’ Equity	Portfolio Duration
+25	+50	(0.5)%	(4.2)%	117.0%	(0.1)%	(0.8)%	118.0%
+50	+25	(0.3)%	(2.3)%	109.0%	(0.2)%	(1.1)%	109.0%
+50	+100	(1.0)%	(9.3)%	132.0%	(0.8)%	(5.7)%	134.0%
-25	0	(0.1)%	(0.4)%	97.0%	0.2%	1.4%	99.0%
-25	-75	0.3%	2.6%	77.0%	(0.8)%	(5.4)%	72.0%
-50	-10	—%	(0.1)%	92.0%	0.3%	1.8%	95.0%
-75	-25	—%	0.2%	85.0%	0.2%	1.7%	88.0%

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

The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	September 30, 2019		December 31, 2018
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+20/+50 (2)	(1.2)%	(11.0)%	(1.3)%	(9.5)%
+10	(0.6)%	(5.2)%	(0.6)%	(4.5)%
-10	0.6%	5.4%	0.7%	5.0%
-20/-50 (2)	1.3%	11.4%	1.5%	11.0%

(1)	Includes changes in market value of our MBS investments, including TBA securities.

(2)	Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

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

The increase in our overall leverage recently increases our liquidity risk and reduces the amount of available assets to meet margin calls on our repurchase agreements. Although leverage remains within Board authorized limits and the Company believes that it has adequate access to liquidity and repurchase agreement capacity, we have increased our exposure to an adverse market environment as a result of this increase in our leverage.

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
As previously disclosed in the Company’s 2018 Form 10-K, in January 2019, the U.S. District Court, Northern District of Texas (the “Northern District Court”) dismissed the amended complaint of Basic Capital Management, Inc., et al. (the “DCI Plaintiffs”) against the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. The DCI Plaintiffs filed an amended complaint in April 2019. On October 28, 2019, the Northern District Court dismissed with prejudice the DCI Plaintiffs’ fraudulent transfer claims and alter ego claim for failure to state a claim under Federal Rule of Civil Procedure 12(b)(6). The Court also denied the plaintiffs’ requests for exemplary damages and attorneys’ fees.

Also as previously disclosed in the 2018 Form 10-K, one of the DCI Plaintiffs also filed a claim (the “Cost Sharing Litigation”) in May 2018 against the Company seeking payment of a judgment previously entered only against DCI (the “DCI Judgment”), with such payment allegedly required pursuant to the provisions of a litigation cost sharing agreement, as amended, entered into initially in December 2000 between the Company and DCI. In June 2018, the Company filed a motion to transfer the lawsuit to the U.S. District Court for the Eastern District of Virginia (the “Eastern District Court”). The Company also filed a declaratory judgment action with the Eastern District Court seeking a declaration that the Company is not obligated under the litigation cost sharing agreement to pay any portion of the DCI Judgment. In March 2019, the Eastern District Court declined to hear the Company’s motions and the Cost Sharing Litigation therefore remains pending before the 68th District Court of Dallas County, Texas. The Company has moved to dismiss the case from the 68th District Court for lack of subject matter jurisdiction. There have been no further developments in this case during the three and nine months ended September 30, 2019.

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

The following table summarizes repurchases of our common stock that occurred during the three months ended September 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1, 2019 - July 31, 2019	—	$—	—	$40,000
August 1, 2019 - August 31, 2019	591,517	14.67	591,517	31,322
September 1, 2019 - September 30, 2019	1,117,754	14.63	1,117,754	14,969
Total	1,709,271	$14.65	1,709,271

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

3.2	Amended and Restated Bylaws, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2018).
4.1	Specimen of Common Stock Certificate (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 5, 2019	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	November 5, 2019	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)