Form 10-K
period 2019-12-31
DYNEX CAPITAL INC
filed 2020-02-25
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4991 Lake Brook Drive,	Suite 100
Glen Allen,	Virginia	23060-9245
(Address of principal executive offices)		(Zip Code)
	(804)	217-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	DX	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRA	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRB	New York Stock Exchange
6.90% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRC	New York Stock Exchange

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
Yes           ☐           No            ☒

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $398,195,573 based on the closing sales price on the New York Stock Exchange of $16.75.

On February 21, 2020, the registrant had 22,945,993 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2019, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”). We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2019. See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as the "Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Dynex Capital, Inc., which commenced operations in 1988, is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily invests in residential and commercial mortgage-backed securities (“MBS”) on a leveraged basis. We finance our investments principally with borrowings under repurchase agreements. Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through the payment of regular dividends and to a lesser extent through capital appreciation of our investments.
Our investments consist primarily of Agency MBS including residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only (“IO”) securities and non-Agency MBS, which consist mainly of CMBS IO. Agency MBS have an implicit guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment.

Investment Strategy

Our investment strategy and the allocation of our capital to a particular sector or investment is driven by a “top-down” framework that focuses on the expected risk-adjusted outcome of any investment. Key points of this framework include the following:

•understanding macroeconomic conditions including the current state of the U.S. and global economies;
•understanding the regulatory environment, competition for assets, and the terms and availability of financing;
•sector analysis including understanding absolute returns, relative returns and risk-adjusted returns;
•security and financing analysis including sensitivity analysis on credit, interest rate volatility, and market value risk; and
•managing performance and inherent portfolio risks, including but not limited to interest rate, credit, prepayment, and liquidity risks.

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

The performance of our investment portfolio will depend on many factors including but not limited to interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, demand for our investments, general market liquidity, and economic conditions and their impact on the credit performance of our investments. In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” below, "Risk Factors-Risks Related to Our Business" in Item 1A of Part I, and Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further discussion.

RMBS. As of December 31, 2019, the majority of our investments in RMBS were Agency-issued pass-through securities collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

We may also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in non-specified fixed-rate Agency RMBS, and from time to time, we may also sell TBA securities as a means of economically hedging our book value exposure from Agency RMBS as well as earnings exposure from rising financing costs. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. We hold long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBAs purchased or sold for a forward settlement date are generally priced at a discount relative to TBAs settling in the current month. This price difference, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. We account for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will not settle in the shortest period possible.

CMBS. Substantially all of our CMBS investments as of December 31, 2019 were fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty). Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay. From time to time we have invested in non-Agency CMBS backed by loans on multifamily housing, office buildings, retail, hospitality, and health care properties.

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. The loans collateralizing Agency-issued CMBS IO pools are similar in composition to the pools of loans that collateralize CMBS as discussed above. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types including office buildings, hospitality, and retail, among others. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Yields on CMBS IO securities are dependent upon the performance of the underlying loans. Similar to CMBS described above, the Company receives prepayment compensation as most loans in these securities have some form of prepayment protection from early repayment; however, there are no prepayment protections if the loan defaults and is partially or wholly repaid earlier because of loss mitigation actions taken by the underlying loan servicer. Because Agency-issued MBS generally contain higher credit quality loans, Agency CMBS IO are expected to have a lower risk of default than non-Agency CMBS IO. The majority of our CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations.

Financing Strategy

We use leverage to enhance the returns on our invested capital by pledging our investments as collateral for borrowings primarily through the use of uncommitted repurchase agreements. The amount of leverage we utilize depends upon a variety of factors, including but not limited to general economic, political and financial market conditions; the actual and anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our investments; the rating assigned to securities; and our outlook for asset spreads. Repurchase agreements generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings at a rate usually based on a spread to short-term interest rates and fixed for the term of the borrowing. Borrowings under uncommitted repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.

Repurchase agreement financing is provided principally by major financial institutions and broker-dealers acting as financial intermediaries for short-term cash investors including money market funds and securities lenders. Repurchase agreement financing exposes us to counterparty risk to such financial intermediaries, principally related to the excess of our collateral pledged over the amount borrowed. We seek to mitigate this risk by diversifying our repurchase agreement lenders and limiting borrowings from lesser capitalized or lightly regulated counterparties. In limited instances, a money market fund or securities lender has directly provided funds to us without the involvement of a financial intermediary typically at a lower cost than we would incur borrowing from the financial intermediary. Borrowing directly from these sources also reduces our risk to the financial intermediaries. Please refer to "Risk Factors-Risks Related to Our Business" in Item 1A of Part I of this Annual Report on Form 10-K for additional information regarding significant risks related to repurchase agreement financing.

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

We primarily utilize pay-fixed interest rate swaps to hedge our interest rate risk. An interest rate swap is a contractual agreement between two counterparties under which each agrees to make periodic interest payments to the other for an agreed upon period based upon a notional amount. Under our pay-fixed interest rate swap agreements, we pay a fixed interest rate and receive a floating interest rate based on one or three-month LIBOR. We may from time to time also enter into receive-fixed interest rate swap agreements. Interest rate swap agreements with a forward starting date do not have an exchange of these interest costs until the effective date of such agreement. At times, we may also enter into other derivative (or "hedging") instruments including, but not limited to, U.S. Treasury and Eurodollar futures contracts, options, and TBA short positions to help manage the adverse impact of interest rate changes on the market value of our portfolio as well as our net interest earnings.

In conducting our hedging activities, we intend to comply with REIT and tax limitations on our hedging instruments which could limit our activities and the instruments that we may use. We also intend to enter into derivative contracts only with the counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency.

Operating Policies and Risk Management

We invest and manage our capital pursuant to Operating Policies approved by our Board of Directors. Our Operating Policies set forth investment and risk limitations as they relate to the Company's investment activities and set parameters for the Company's investment and capital allocation decisions. They also require that we manage our operations and investments to comply with various REIT limitations (as discussed further below in “Federal Income Tax Considerations”) and to avoid qualifying as an investment company as such term is defined in the Investment Company Act of 1940 (the "1940 Act") or as a commodity pool operator under the Commodity Exchange Act.

Our Operating Policies place limits on certain risks to which we are exposed, such as interest rate risk, prepayment risk, earnings at risk, and shareholders’ equity at risk from changes in fair value of our investment securities. As part of our risk management process, our Operating Policies require us to perform a variety of stress tests to model the effect of adverse market conditions on our investment portfolio value and our liquidity.

Our Operating Policies limit our investment in non-Agency MBS that are rated BBB+ or lower at the time of purchase by any of the nationally recognized statistical ratings organizations to $250 million in market value and limit our shareholders’ equity at risk with respect to such investments to a maximum of $50 million. We also conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating. Our Operating Policies also set forth limits for the Company’s overall leverage.

Within the overall limits established by our Operating Policies, our investment and capital allocation decisions depend on prevailing market conditions and other factors and may change over time in response to opportunities available in different economic and capital market environments. The Board may adjust the Operating Policies of the Company from time to time based on macroeconomic expectations, market conditions, and risk tolerances among other factors.

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is largely driven by the performance of our investment portfolio and related financing and hedging activity and may be impacted by a number of factors including, but not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of and competition for investments, the influence of economic conditions on the credit performance of our investments, and market required yields as reflected by market spreads. All of the above factors are influenced by market forces beyond our control such as macroeconomic and geopolitical conditions, market volatility, U.S. Federal Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy. In addition, our business may be impacted by changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act, and REIT requirements.

Our business model is also impacted by the availability and cost of financing and the state of the overall credit markets. Reductions or limitations in the availability of financing for our investments could significantly impact our business or force us to sell assets, potentially at losses. Repurchase agreement lending by larger U.S. domiciled banks has declined in recent years due to increased regulation and changes to regulatory capital requirements. Their repurchase market participation has been replaced by smaller independent broker dealers that are generally less regulated and by U.S. domiciled broker dealer subsidiaries of foreign financial institutions.

As discussed in Item 1A, "Risk Factors", our ability to access the repurchase agreement market at reasonable terms is essential to the conduct of our business operations, and disruptions in the repurchase agreement market can directly impact our availability and cost of financing. Beginning in September 2019, in response to tightening liquidity conditions in the repurchase agreement markets, the Federal Reserve Bank of New York ("FRBNY") began conducting repurchase agreement transactions on an overnight and term basis as a means of providing short-term liquidity to the marketplace. In addition, the FRBNY is also buying U.S. Treasury bills in an effort to manage reserve supply to facilitate ample liquidity in the repurchase agreement markets. The FRBNY is seeking to help keep the U.S. Federal Funds rate ("Fed Funds rate") in the target range set by the Federal Open Market Committee ("FOMC") and to help control short-term interest rates. The FRBNY began conducting these operations as a result of diminished liquidity in the repurchase agreement markets which had led to spikes in borrowing rates. The FRBNY has continued to conduct these operations through the date of this filing. Though this recent disruption in the repurchase agreement market has not had any material adverse effects on our availability or cost of financing to date, we cannot predict the outcome of any future action or inaction by the FRBNY or that similar disruptions in the repurchase agreement markets will not have a material adverse effect on our availability or cost of financing.

Recently, LIBOR and other indices which are deemed "benchmarks" have been the subject of proposals for reform. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), have resulted in changes to the manner in which LIBOR is determined as well as the establishment of alternative reference rates to be utilized as benchmark interest rates. LIBOR is scheduled to be phased out at the end of 2021. In the U.S., the Alternative Reference Rates Committee ("ARRC"), which was formed by the Federal Reserve Board and the FRBNY, has proposed the Secured Overnight Financing Rate (“SOFR”), an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as a preferred alternative rate for USD LIBOR. As of January 1, 2020, Federal Housing Loan Banks ("FHLBs") have stopped purchasing new LIBOR-based investments with maturities that extend past December 31, 2021, and as of March 31, 2020, FHLBs will no longer be entering into other LIBOR-based transactions involving advances, debt, derivatives, or other products with maturities beyond December 31, 2021, except under very limited circumstances as granted by the Federal Housing Finance Administration ("FHFA"). Fannie Mae and Freddie Mac have stopped accepting LIBOR-based ARM loans with maturities after 2021. In place of LIBOR-based ARMs, starting in the second half of this year, Fannie and Freddie will accept ARMs benchmarked to a 30-day average of SOFR. At this time, the Company does not own investments in ARM loans or MBS collateralized with ARM loans, nor has the Company received any indication from its repurchase agreement or derivative counterparties that its LIBOR-based agreements will be replaced with SOFR. Regardless, the reform of LIBOR or any benchmark rate, or transitions thereof, may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. We intend to implement a transition plan to facilitate an orderly transition to alternative reference rates. Our transition plan includes steps to evaluate exposure, review contracts, assess impact to our business, processes and technology and define a communication strategy with shareholders, regulators and other stakeholders. Please refer to Item 1A, "Risk Factors" for additional information regarding the potential impact of LIBOR reform on our profitability, liquidity, and financial condition.

Investing in mortgage-related securities (including on a leveraged basis) subjects us to many risks including interest rate risk, prepayment and reinvestment risk, credit risk, spread risk, and liquidity risk. Please refer to Item 1A, "Risk Factors" as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K for a detailed discussion of these factors and others that have the potential to impact our results of operations and financial condition.

COMPETITION

The business models of mortgage REITs range from investing only in Agency MBS to investing substantially in non-investment grade MBS and originating and securitizing mortgage loans and investing in mortgage servicing rights. Some mortgage REITs will invest in RMBS and related investments only, some in CMBS and related investments only, and some in a mix. Each mortgage REIT will assume various types and degrees of risk in its investment strategy. In purchasing investments and obtaining financing, we compete with other mortgage REITs, broker-dealers and investment banking firms, GSEs, mutual funds, banks, hedge funds, mortgage bankers, insurance companies, governmental bodies, and other entities, many of which have greater financial resources and a lower cost of capital than we do. Increased competition in the market may reduce the available supply of investments and may drive prices of investments to levels which would negatively impact our ability to earn an acceptable amount of income from these investments. Competition can also reduce the availability of borrowing capacity at our repurchase agreement counterparties as such capacity is not unlimited, and many of our repurchase agreement counterparties limit the amount of financing they offer to the mortgage REIT industry.

FEDERAL INCOME TAX CONSIDERATIONS

As a REIT, we are required to abide by certain requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To retain our REIT status, the REIT rules generally require that we invest primarily in real estate-related assets, that our activities be passive rather than active, and that we distribute annually to our shareholders amounts equal to at least 90% of our REIT taxable income, after certain deductions, including deductions for our tax net operating loss (“NOL”) carryforward which was approximately $89.8 million as of December 31, 2019. NOL carryforwards generated prior to January 1, 2018 are subject to expiration 20 years after the year in which they were created. The majority of our NOL carryforward was generated during the year ended December 31, 2000 and will therefore expire in 2020.

We use the calendar year for financial reporting in accordance with U.S. generally accepted accounting principles (“GAAP”) as well as for tax purposes. There may be differences between taxable income and GAAP net income due to timing differences in the recognition of certain revenues and expenses including, for example, losses we realize from terminating derivatives prior to their maturity, which occurs as part of our portfolio and hedge management activities. Deferred tax hedge losses on terminated derivative instruments are recognized over the original periods designated by those terminated derivatives. The following table provides the tax hedge losses as of the dates indicated that have already been recognized in our GAAP earnings but which will reduce taxable income over the next twelve years:

Tax Year of Recognition of Hedge Losses	December 31, 2019	December 31, 2018
($ in thousands)
2019	$33,561	$17,226
2020	37,954	5,173
2021 - 2032	155,716	2,294
	$227,231	$24,693

If any of our deferred tax hedge losses result in dividend distributions to our shareholders in excess of REIT taxable income, the excess dividends distributed will be considered a return of capital to the shareholder. Please refer to Item 5 of Part II of this Annual Report on Form 10-K for information on the tax characterization of our dividends for each of the years ended December 31, 2019, December 31, 2018, and December 31, 2017. Please also refer to "Results of Operations-Loss on Derivative Instruments, Net" within Item 7 of Part II of this Annual Report on Form 10-K for additional information on realized losses from derivatives we terminated prior to their maturity.
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

Nature and Diversification of Assets. At the end of each calendar quarter, we must meet multiple asset tests. Under the “75% asset test,” at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the “10% asset test,” we may not own more than 10% of the outstanding voting power or value of securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries. Under the “5% asset test,” ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets (excluding ownership of any taxable REIT subsidiaries).

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

Under current U.S. federal income tax laws, the highest marginal individual income tax rate is 37% and individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends is 29.6% (plus a 3.8% surtax on net investment income, if applicable). The maximum rate of withholding with respect to our distributions to certain foreign owners that are treated as attributable to gains from the sale or exchange of U.S. real property interests is 21%.

EMPLOYEES

As of December 31, 2019, we have 20 employees and our corporate office is located in Glen Allen, Virginia. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Information about our Executive Officers
Name (Age)	Current Title	Business Experience
Byron L. Boston (61)	Chief Executive Officer, President, Co-Chief Investment Officer, and Director	Chief Executive Officer and Co-Chief Investment Officer effective January 1, 2014; President and Director since 2012; Chief Investment Officer since 2008.
Stephen J. Benedetti (57)	Executive Vice President, Chief Financial Officer, and Chief Operating Officer	Executive Vice President and Chief Operating Officer since 2005; Executive Vice President and Chief Financial Officer from 2001 to 2005 and beginning again in 2008.
Smriti L. Popenoe (51)	Executive Vice President and Co-Chief Investment Officer	Executive Vice President and Co-Chief Investment Officer effective January 1, 2014; Chief Risk Officer of PHH Corporation between 2010 and 2013; Senior Vice President, Balance Sheet Management, of Wachovia Bank, from 2006 to 2009.

ENVIRONMENTAL AND SOCIAL RESPONSIBILITY AND GOVERNANCE

We understand the importance of environmental and social responsibility and corporate governance ("ESG") in sustaining and growing Dynex. ESG initiatives can create value by improving the environment and the lives of our employees, investors, business partners, and the community. We recently expanded the role of our Nominating and Corporate Governance Committee to include oversight of our ESG policies, activities, and communications. Additional information will be available in our 2020 Proxy Statement.

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

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of our employees, officers and directors. Our Code of Conduct is also available free of charge on our website, along with our Audit Committee Charter, our Whistleblower Policy, our Nominating and Corporate Governance Committee Charter, and our Compensation Committee Charter. We will post on our website amendments to the Code of Conduct or waivers from its provisions, if any, which are applicable to any of our directors or executive officers in accordance with the requirements of the SEC or the New York Stock Exchange ("NYSE").

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

We also have increased liquidity risk stemming from the potential for margin calls by our lenders for fluctuations in investment collateral values, or if the lender fails to renew or roll over the financing at maturity. Furthermore, if we are unable to access leverage at reasonable terms, our ability to generate adequate returns for our shareholders will be severely impacted. Our ability to access leverage in the conduct of our operations is impacted by the following:

•market conditions and overall market volatility and liquidity;
•regulation of our lenders and other regulatory factors;
•disruptions in the repurchase agreement market generally, or the infrastructure that supports it;

•the liquidity of our investments;
•the market value of our investments;
•the advance rates by our lenders on investment collateral pledged, and;
•the willingness of our lenders to finance the types of investments we choose.

Many of these factors are beyond our control and are difficult to predict, which could lead to sudden and material adverse effects on our results of operations, financial condition, business, liquidity, and ability to make distributions to shareholders, and could force us to sell assets at significantly depressed prices to maintain adequate liquidity.

For more information about our operating policies regarding our use of leverage, please see “Liquidity and Capital Resources” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Fluctuations in the market value of our investments could negatively impact our net income, comprehensive income, shareholders' equity, book value per common share, and liquidity.

Changes in the market values of our investments are reflected in our consolidated financial statements in net income, other comprehensive income, shareholders' equity and book value per common share. Our investments fluctuate in value due to a number of factors including, among others, changes in credit spreads, spot and forward interest rates, and actual and anticipated prepayments. Our investments may also fluctuate in value due to increased or reduced demand for the types of investments we own. The level of demand may be impacted by, among other things, interest rates, capital flows, and government and regulatory policies.

Changes in credit spreads represent the market's valuation of the perceived riskiness of assets relative to risk-free rates, and widening credit spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Credit spreads could change based on macroeconomic or systemic factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security, market psychology, and FOMC monetary policy. In addition, most of our investments are fixed rate or reset in rate over a period of time, and as interest rates rise, the market value of these investments will decrease. If market values decrease significantly, we may be forced to sell assets at losses in order to maintain liquidity and repay or renew repurchase agreements at maturity.

Fluctuations in interest rates may have various negative effects on us and could lead to reduced net interest income, comprehensive income, book value per common share, and liquidity.

Fluctuations in interest rates impact us in a number of ways. For example, in a period of rising rates, particularly increases in the targeted Federal Funds Rate, we may experience a decline in our profitability from borrowing rates increasing faster than interest coupons on our investments reset or our investments mature. We may also experience a decline in profitability from our investments adjusting less frequently or relative to a different index (e.g., six month or one-year LIBOR) from our borrowings (repurchase agreements are typically based on shorter-term rates). Once the Federal Reserve announces a higher targeted range or if markets anticipate that the Federal Reserve is likely to announce a higher targeted range for the Federal Funds Rate, our borrowing costs are likely to immediately increase, thereby negatively impacting our results of operations, financial condition, and book value per common share.

Fluctuations in interest rates may also negatively affect the market value of our securities. Since our investment portfolio consists substantially of fixed rate MBS, rising interest rates will reduce the market value of our MBS as a result of higher yield requirements by the market for these types of securities. Reductions in the market value of our MBS could result in margin calls from our lenders, potentially forcing us to sell securities at a loss. Reductions in the market value of our MBS could also result in declines in comprehensive income and book value per common share, and a material reduction in our liquidity. Conversely, while declining interest rates are more favorable for us, we may experience increasing prepayments, resulting in reduced profitability.

Repurchase agreements are generally uncommitted short-term financings with no guaranty of renewal at maturity. Changes to terms of such financing may adversely affect our profitability and our liquidity.

The majority of our repurchase agreements are uncommitted financings from lenders with an average term of generally less than 90 days. Because repurchase agreements are short-term financing commitments, changes in conditions in the repurchase markets may make it more difficult for us to secure continued financing particularly in periods of high volatility. Additionally, regulatory capital requirements imposed on our lenders by financial and banking regulators have changed significantly in recent years, and as a result, the cost of financing has increased and may continue to increase. In addition, many lenders may find it unprofitable to lend against certain collateral types due to higher regulatory costs and regulatory capital requirements, and thus restrict their lending against such collateral. Because we rely heavily on borrowings under repurchase agreements to finance our investments, our ability to achieve our investment and profitability objectives can depend on our ability to access repurchase agreement financing in sufficient amounts and on favorable terms, and to renew or replace maturing financings on a continuing basis. If the terms on which we borrow change in a meaningful way, or if borrowings are not available, we may be forced to sell assets or our borrowing costs could increase, potentially reducing our profitability and dividends to our shareholders.

Our use of hedging strategies to mitigate our interest rate risk may not be effective and may adversely affect our net income, comprehensive income, liquidity, shareholders’ equity and book value per common share.

We may use interest rate swap agreements, futures, interest rate caps, options, forward contracts and other derivatives to help mitigate increased financing costs and volatility in the market value of our investments from adverse changes in interest rates. Our hedging activity will vary in scope based on, among other things, our forecast of future interest rates, our investment portfolio construction and objectives, the actual and implied level and volatility of interest rates, and sources and terms of financing used. No hedging strategy can completely insulate us from the interest rate risks to which we are exposed. Interest rate hedging may fail to protect or could adversely affect our results of operations, book value and liquidity because, among other things:

•The performance of instruments used to hedge may not completely correlate with the performance of the assets or liabilities being hedged;
•Available hedging instruments may not correspond directly with the interest rate risk from which we seek protection;
•The duration of the hedge may not match the duration of the related asset or liability given management's expectation of future changes in interest rates or a result of the inaccuracies of models in forecasting cash flows on the asset being hedged;
•The value of derivatives used for hedging will be adjusted from time to time in accordance with GAAP to reflect changes in fair value, and downward adjustments, or “mark-to-market losses,” will reduce our earnings, shareholders’ equity, and book value;
•The amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) to offset interest rate losses may be limited by U.S. federal income tax provisions governing REITs;
•Interest rate hedging can be relatively expensive for certain strategies such as options, caps and forward contracts, particularly during periods of volatile interest rates;
•The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•The party owing money in the hedging transaction may default on its obligation to pay.

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

The Company executes TBA dollar roll transactions which effectively delay the settlement of a forward purchase (or sale) of a TBA by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering an identical TBA long (or short) position with a later settlement date. Under certain market conditions, TBA dollar roll transactions may result in negative net interest income whereby the Agency RMBS purchased (or sold) for forward settlement under a TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Market conditions could also adversely impact the TBA dollar roll market and, in particular, shifts in prepay expectations on Agency RMBS or changes in the reinvestment policy on Agency RMBS by the Federal Reserve. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we could have to take physical delivery of the underlying securities and settle our obligations for cash, or in the case of a short position, we could be forced to deliver one of our Agency RMBS, which would mean using cash to payoff any repurchase agreement amounts collateralized by that security. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts and our trading counterparties may require us to post additional margin above the levels established by the MBSD. Negative income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

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

Though Agency MBS are generally deemed to be very liquid securities, turbulent market conditions in the past have at times significantly and negatively impacted the liquidity and market value of these assets. Non-Agency MBS are typically more difficult to value, less liquid, and experience greater price volatility than Agency MBS. In addition, market values for non-Agency MBS are typically more subjective than Agency MBS. Given the trading of our investments in OTC markets, in an extreme case of market stress, a market may not exist for certain of our assets at any price. If the MBS market were to experience a severe or extended period of illiquidity, lenders may refuse to accept our assets as collateral for repurchase agreement financing, which could have a material adverse effect on our results of operations, financial condition and business. A sudden reduction in the liquidity of our investments could limit our ability to finance or could make it difficult to sell investments if the need arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the fair value at which we have previously recorded our investments which would result in lower than anticipated gains or higher losses.

Purchases and sales of Agency RMBS by the Federal Reserve may adversely affect the price and return associated with Agency RMBS, which could negatively impact the value of our investments, comprehensive income, book value per common share, and liquidity.

The Federal Reserve owns approximately $1.4 trillion of Agency RMBS as of December 31, 2019. The Federal Reserve is gradually reducing its investment in Agency RMBS by approximately $20 billion a month by not reinvesting principal repayments up to that amount. If there is any announced or actual increase in the reduction, or if the reduction is not slowed in response to market conditions, prices of Agency RMBS could materially decline which would have a negative impact on the market value of our investments, negatively impacting our comprehensive income, book value per common share, and our liquidity.

Our repurchase agreements and agreements governing certain derivative instruments may contain financial and non-financial covenants. Our inability to meet these covenants could adversely affect our financial condition, results of operations, and cash flows.

In connection with certain of our repurchase agreements and interest rate swap agreements, we are required to maintain certain financial and non-financial covenants. As of January 31, 2020, the most restrictive financial covenants require that we have a minimum of $30 million of liquidity and declines in shareholders' equity no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and interest rate swap agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates and changes in market conditions, could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of an agreement, acceleration of all amounts owed under an agreement, and generally would give the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the underlying agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements and interest rate swap agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.

Prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and the market value of our investments. Changes in prepayment rates may also subject us to reinvestment risk.

We are subject to prepayment risk to the extent that we own investments at premiums to their par value or at yields at a premium to current market yields. We amortize the premiums we pay on a security using the effective yield method, which is impacted by borrower prepayments of principal on the loans. Prepayments can occur both on a voluntary basis (i.e., the borrower elects to prepay the loan along with related prepayment fees, if applicable) and involuntary basis (i.e., a loan default and subsequent foreclosure and liquidation). RMBS have no prepayment protection while CMBS and CMBS IO have voluntary prepayment protection in the form of a prepayment lock-out on the loan for an initial period, or by yield maintenance or prepayment penalty provisions which serve as full or partial compensation for future lost interest income on the loan. In certain circumstances, compensation for voluntary prepayment on CMBS IO securities may not be sufficient to compensate us for the loss of future excess interest as a result of the prepayment. The amount of prepayments on our investments is impacted by economic and market conditions, the level of interest rates, the general availability of mortgage credit, and other factors. We have no protection from involuntary prepayments which tend to increase in periods of economic stress and may occur for any of our investment types. Involuntary prepayments on CMBS IO are particularly acute since the investment consists entirely of premium. If we experience an increase in actual prepayments, we will amortize investment premiums at an accelerated rate which could materially reduce our interest income, net income and comprehensive income. In addition, we may reinvest prepayments in lower yielding investments which could lead to lower net interest income and reduced profitability.

Increases in actual prepayment rates or market expectations of prepayment rates could also negatively impact the market value of our investments. Faster prepayments generally negatively impact the market value of RMBS due to less predictability of payments on the underlying mortgage loans and will increase the required market yield on such security. Faster prepayments will also negatively impact the market value of CMBS IO, depending on the amount of prepayment protection for a given security. Increasing prepayments will typically reduce the value of our securities owned at premiums which will negatively impact our book value. We are also more likely to experience margin calls from our lenders as a result of the decline in value of our securities, which would negatively impact our liquidity.

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

The GSEs have been under federal conservatorship since 2008, As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. At various times since implementation of the conservatorship, Congress has considered structural changes to the GSEs. The United States Department of the Treasury (the "U.S. Treasury") published the Treasury Housing Reform Plan in 2019 outlining proposed changes to the U.S. housing finance system which could lead to the release of the GSEs from conservatorship. Furthermore, the FHFA released its Strategic Plan in October 2019 which included in part an outline for the GSEs exiting conservatorship. The market value of Agency MBS today are highly dependent on the continued support of the GSEs by the U.S. government. If the GSEs are released from conservatorship or the U.S. Treasury otherwise withdraws its support, the market value of Agency MBS could significantly decline, making it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between the GSEs and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued by the GSEs. Finally, reforms to GSEs could also negatively impact our ability to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).

All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets and materially adversely affect our business, operations, financial condition and book value per common share.

The replacement of LIBOR with an alternative reference rate may adversely affect our profitability, liquidity, and financial condition.

The United Kingdom's Financial Conduct Authority (“FCA”) has announced that it will phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we will need to amend or terminate certain of our agreements referencing LIBOR rates. Our interest rate swap agreements currently include performance provisions which reference LIBOR rates, and many of these agreements expire after 2021. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to LIBOR or other indices that closely track LIBOR. The phasing out of LIBOR could impact short-term market rates in general which could potentially reduced the benefit of our interest rate swaps and increase the cost of our repurchase agreement borrowings. The impact of phasing out LIBOR on these and other financial instruments is uncertain and may negatively impact their value, liquidity or effectiveness. The transition to an alternative rate will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in, among other things, financial market disruptions, significant increases in benchmark rates, or short-term interest rates, any of which could have an adverse effect on our profitability, liquidity, and financial condition.

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

Our net interest income, net income and comprehensive income will largely depend on our ability to acquire mortgage-related assets with acceptable risk-return profiles at favorable spreads over our borrowing costs. The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in real estate lending markets depends on various factors, including interest rates, regional and national economic conditions, and real estate values. In acquiring investments, we compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, insurance companies, mutual funds, GSEs including federal home loan banks and other entities that purchase assets similar to ours, many of which have greater financial resources than we do. Because of these factors, we may not be able to acquire sufficient assets at acceptable yields over our borrowing costs, which would adversely affect our profitability.

Clearing facilities or exchanges may increase the margin requirements we are required to post when entering into derivative instruments, which may negatively impact our ability to hedge and our liquidity.

We are required to post margin when entering into a hedging instrument that is traded on an exchange or administered through a clearing house. The amount of margin is set for each derivative by the exchange or clearinghouse and in prior periods, exchanges have required additional margin in response to events having or expected to have adverse economic consequences. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

Repurchase agreement transactions are legally structured as the sale of a security to a lender in return for cash from the lender. These transactions are accounted for as financing agreements because the lenders are obligated to resell the same securities back to us at the end of the transaction term. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities, if the lender defaults on its obligation to resell the same securities back to us, we would incur a loss on the transaction equal to the difference between the value of the securities sold and the amount borrowed from the lender including accrued interest. The lender may default on its obligation to resell if it experiences financial difficulty or if the lender has re-hypothecated the security to another party who fails to transfer the security back to the lender. Additionally, if we default on one of our obligations under a repurchase agreement, the lender can terminate the transaction, sell the underlying collateral and cease entering into any other repurchase transactions with us. Any losses we incur on our repurchase transactions could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

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

We seek to conduct our operations to avoid falling under the definition of an investment company pursuant to the 1940 Act. Specifically, we seek to conduct our operations under the exemption provided under Section 3(c)(5)(C) of the 1940 Act, a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate. According to SEC no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the Act. Our subsidiaries will rely either on Section 3(c)(5)(C) or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7). The SEC issued a concept release in 2011 announcing that it was reviewing the Section 3(c)(5)(C) exemption, particularly as it relates to mortgage REITs, but has not taken any final regulatory action or issued any binding interpretive guidance since that time. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C).

Under the 1940 Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, leverage, dividends, and transactions with affiliates. If we were determined to be an investment company, our ability to use leverage and conduct business as we do today would be substantially impaired. This would severely impact our profitability and ability to pay dividends to our shareholders.

If we fail to abide by certain Commodity Futures Trading Commission (“CFTC”) rules and regulations, we may be subject to enforcement action by the CFTC.

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

We believe that we have complied with all of the requirements set forth above as of and for the year ended December 31, 2019. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.

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
•Compliance with the REIT income and asset requirements may limit the type or extent of hedging that we can undertake and could limit our ability to invest in TBA securities.
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
•Notwithstanding our NOL carryforward, meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.
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

The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is lower than corresponding maximum ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the recently enacted Tax Cuts and Jobs Act (the "TCJA"), qualified REIT dividends constitute "qualified business income" and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Our Articles of Incorporation, with certain exceptions, authorize our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our Articles of Incorporation, no person may beneficially or constructively own more than 9.8% of our capital stock (including our common stock, or any Series of our Preferred Stocks). Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Our Board of Directors has waived this ownership limitation with respect to FMR LLC. Per the terms of the waiver, FMR LLC may own up to 15% of our outstanding capital stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The Company does not own or lease any physical properties that are material to its business, financial condition or results of operations.

ITEM 3. LEGAL PROCEEDINGS
As previously disclosed in the Company’s 2018 Form 10-K, the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., were defendants in litigation filed by Basic Capital Management, Inc., et al. (the “DCI Plaintiffs”) regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company (the “DCI Litigation”). Final judgment in the principal amount of $46.5 million, including damages of $25.6 million and attorneys' fees and post-judgment interest of $20.9 million, was entered in the DCI Litigation against only DCI (the “DCI Judgment”) in 2015. The DCI Plaintiffs filed suit in Texas state court against the Company seeking to recover from the Company the $46.5 million under legal theories of fraudulent transfer and alter ego. The case was removed to the U.S. District Court, Northern District of Texas (the “Northern District Court”). The Northern District Court twice dismissed without prejudice the DCI Plaintiffs’ claims against the Company for failure to state a claim under Federal Rule of Civil Procedure 12(b)(6), and granted the DCI Plaintiffs two opportunities to replead. On October 28, 2019, the Northern District Court dismissed with prejudice the DCI Plaintiffs’ fraudulent transfer claims as untimely under the statute of repose and their alter ego claim based on res judicata. The Northern District Court also denied the DCI Plaintiffs’ requests for exemplary damages and attorneys’ fees. On December 2, 2019, the Northern District Court entered a final judgment that the DCI Plaintiffs “take nothing” on their claims against the Company “and that those claims are dismissed with prejudice.” The DCI Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit on November 25, 2019. The DCI Plaintiffs filed their opening brief in the Court of Appeals for the Fifth Circuit on February 4, 2020. The deadline for the Company's response brief is March 5, 2020.

Also as previously disclosed in the 2018 Form 10-K, the receiver for one of the DCI Plaintiffs (the “Receiver”) in the DCI Litigation filed a separate claim (the "Receiver Litigation") in May 2018 against the Company seeking payment of $11.3 million in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the “Cost Sharing Agreement”), entered into initially in December 2000 between the Company and DCI. The case is pending in the Northern District Court. On November 21, 2019, the Northern District Court granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Cost Sharing Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Cost Sharing Agreement and that the Company can recover amounts due to it from DCI under the Cost Sharing Agreement. The Northern District Court ordered the parties to submit evidence supporting their damages claimed by January 10, 2020. The Receiver subsequently filed a claim for damages with the Northern District Court of $12.6 million, while the Company filed claims for damages ranging from $13.3 million to $30.6 million, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Cost Sharing Agreement and amounts incurred under the Cost Sharing Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company subsequently objected to $0.3 million of the Receiver’s claim related to attorneys' fees incurred by the Receiver which the Company asserts is not collectible under Virginia law. The Company has further disputed the Receiver's Objections as not supportable under Virginia law, and has further refined its damages claim to $13.3 million based on simple interest and $17.8 million based on a combination of simple and compound interest, which the Company believes is supportable under Virginia law. Both claim amounts include $1.7 million plus accrued interest for the advancement of attorneys' fees to DCI in 1999 and 2000 in connection with the DCI Litigation prior to the effective date of the Cost Sharing Agreement.

The Company records a contingent liability when, in the opinion of management, the likelihood of loss is probable and the amount of the loss can be reasonably estimated. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Texas and Virginia law, as applicable, that the likelihood of loss in connection with the DCI Litigation is remote and that the likelihood of loss in connection with the Receiver Litigation is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss in the Receiver Litigation cannot be reasonably estimated and, therefore, no contingent liability has been recorded for either matter.

The Company believes that the above matters will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. The outcome, however, of any legal proceeding, including the above matters, cannot be predicted with certainty. As such, no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. If the Company is not successful in its defense efforts, the resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements in a given future reporting period.

Other than as described above, to the Company’s knowledge, there are no pending or threatened legal proceedings, the resolution of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition.

Also as previously disclosed in the 2018 Form 10-K, in 2014, third parties were awarded a judgment against certain of the DCI Plaintiffs in a matter not involving the Company or DCI. Those parties pursued a garnishment action against the DCI Judgment, and had requested from the Company and DCI via post-judgment discovery certain information related to DCI while it was an operating subsidiary of an affiliate of the Company and certain other information related to the activities of DCI. This matter is no longer pending or threatened.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately 334 holders of record as of February 21, 2020. On that date, the closing price of our common stock on the New York Stock Exchange was $20.17 per share.

The Company currently pays a monthly dividend. When declaring dividends, the Board of Directors considers the requirements for maintaining our REIT status and maintaining compliance with dividend requirements of the Series A Preferred Stock and Series B Preferred Stock. In addition, the Board considers, among other things, the Company's long-term outlook, the Company’s financial conditions and results of operations during recent financial periods, and trends in the investment and financing markets.

The following table summarizes dividends declared per share and their related tax characterization for the years ended December 31, 2019 and December 31, 2018:

	Tax Characterization			Total Dividends Declared Per Share
	Ordinary	Capital Gain	Return of Capital
Common dividends declared:
Year ended December 31, 2019	$0.3672270	$—	$1.6427730	$2.0100
Year ended December 31, 2018	$0.1586272	$—	$0.5613728	$0.7200

Preferred Series A dividends declared:
Year ended December 31, 2019	$2.1250000	$—	$—	$2.1250
Year ended December 31, 2018	$2.1250000	$—	$—	$2.1250

Preferred Series B dividends declared:
Year ended December 31, 2019	$1.9062500	$—	$—	$1.9063
Year ended December 31, 2018	$1.9062500	$—	$—	$1.9063

The following graph is a five-year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index. The table below assumes $100 was invested at the close of trading on December 31, 2014 in each of our common stock, the S&P 500, the Bloomberg Mortgage REIT Index, and the SNL U.S. Finance REIT Index and assumes reinvestment of dividends.

Comparative Five-Year Total Returns
$200
$175
$150
$125
$100
$75
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Dynex Capital, Inc.
S & P 500
Bloomberg Mortgage REIT Index
SNL U.S. Finance REIT Index

	Cumulative Total Stockholder Returns as of December 31,
Index	2014	2015	2016	2017	2018	2019
Dynex Capital, Inc. Common Stock	$100.00	$87.96	$106.64	$121.26	$110.95	$123.32
S&P 500	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
Bloomberg Mortgage REIT Index	$100.00	$90.11	$110.18	$132.50	$128.65	$159.04
SNL U.S. Finance REIT Index	$100.00	$91.70	$112.96	$131.80	$126.69	$144.45
The sources of this information are Bloomberg, SNL Financial, and Standard & Poor’s, which management believes to be reliable sources. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

The Company’s Board of Directors has authorized the repurchase up to $40 million of the Company’s outstanding shares of common stock through December 31, 2020. Subject to applicable securities laws and the terms of the Series A Preferred Stock designation and the Series B Preferred Stock designation, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The Company did not repurchase any shares during the three months ended December 31, 2019.

The Company has an at-the-market agreement ("ATM") whereby the Company may offer and sell through its sales agents up to $83.1 million of aggregate value of shares of the Company’s Series A Preferred Stock and Series B Preferred Stock. During the year ended December 31, 2019, the Company issued 833,736 shares of its Series B Preferred Stock through its ATM program at an aggregate value of $19.9 million, net of $0.3 million in broker commissions. The Company also has an ATM agreement whereby the Company may offer and sell through its sales agents up to 10,000,000 shares of common stock. During the year ended December 31, 2019, the Company issued 981,328 shares of its common stock through its ATM program at an aggregate value of $17.6 million, net of $0.2 million in broker commissions. The Company did not have any ATM issuances during the three months ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA
Our selected financial data presented below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.

	As of/For the Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:	($ in thousands except per share data)
Mortgage-backed securities	$5,188,163	$3,749,464	$3,026,989	$3,212,084	$3,493,701
Total assets	5,370,604	3,886,089	3,305,778	3,397,731	3,670,048
Repurchase agreements	4,752,348	3,267,984	2,565,902	2,898,952	2,589,420
Total liabilities	4,787,616	3,358,936	2,748,720	2,930,547	3,178,023
Shareholders’ equity	582,988	527,153	557,058	467,184	492,025
Common shares outstanding (1)	22,945,993	20,939,073	18,610,516	16,384,488	16,349,112
Book value per common share (1)	$18.01	$18.07	$22.02	$21.54	$23.14
Leverage (2)	8.2	6.4	4.9	6.3	6.5
Leverage including TBA long positions (3)	9.0	8.0	6.4	6.3	6.5

Statement of Comprehensive Income Data:
Interest income	$170,168	$110,051	$94,502	$91,898	$100,244
Interest expense	114,111	59,574	36,178	25,231	22,605
Net interest income	56,057	50,477	58,324	66,667	77,639
(Loss) gain on derivatives instruments, net	(186,949)	(3,461)	3,044	(5,606)	(43,128)
Loss on sale of investments, net	(5,755)	(23,373)	(11,530)	(4,238)	(978)
General and administrative expenses	(15,988)	(15,105)	(15,819)	(14,707)	(17,668)
Net (loss) income to common shareholders	(165,635)	(4,778)	23,099	33,914	7,368
Comprehensive income (loss) to common shareholders	43,950	(31,860)	47,011	14,073	(26,716)
Average common shares outstanding (1)	23,620,125	19,234,939	16,805,507	16,371,499	17,615,732
Net (loss) income per common share-basic and diluted (1)	$(7.01)	$(0.25)	$1.37	$2.07	$0.42
Comprehensive income (loss) per common share-basic and diluted (1)	$1.86	$(1.66)	$2.80	$0.86	$(1.52)
Dividends declared per share:
Common (1)	$2.01	$2.16	$2.16	$2.52	$2.88
Series A Preferred	$2.13	$2.13	$2.13	$2.13	$2.13
Series B Preferred	$1.91	$1.91	$1.91	$1.91	$1.91
Total economic return (loss) (4)	10.8%	(8.1)%	12.3%	4.0%	(3.8)%
(1) Amounts have been adjusted to reflect the effect of the 1-for-3 reverse stock split.
(2) The Company's debt covenants with the majority of its counterparties set forth limits to the maximum leverage to which the Company may be exposed and typically defines leverage as total liabilities divided by total equity.

(3) The Company's Board of Directors has set forth within its Operating Policies additional limits to the maximum leverage the Company may be exposed. The calculation of leverage within the Operating Policies is defined as the sum of total liabilities plus TBA long positions (as cost as if settled) divided by total equity.
(4) Total economic return is the sum of dividends declared and change in book value per common share divided by beginning book value per common share.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Other Data Including Non-GAAP Financial Measures:	($ in thousands except per share data)
Adjusted interest expense (1)	$98,201	$53,981	$39,863	$27,943	$24,836
Adjusted net interest income (1)	78,198	70,756	63,817	63,955	75,408
Core net operating income to common shareholders (1)	49,267	42,283	37,003	40,943	49,174
Core net operating income per common share (1) (2)	$2.09	$2.20	$2.20	$2.50	$2.79

Average interest earning assets	4,871,919	$3,219,642	$3,052,372	$3,236,903	$3,685,936
Average balance of borrowings	4,570,837	2,734,855	2,697,601	2,912,426	3,269,711
Net interest spread	0.98%	1.22%	1.74%	1.97%	2.03%
Adjusted net interest spread (1)	1.30%	1.48%	1.64%	1.88%	1.96%
(1) Represents a non-GAAP financial measure. See reconciliations provided below.
(2) Amounts have been adjusted to reflect the effect of the 1-for-3 reverse stock split.

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

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Reconciliations of GAAP to Non-GAAP Financial Measures:	($ in thousands except per share data)

GAAP net (loss) income to common shareholders	$(165,635)	$(4,778)	$23,099	$33,914	$7,368
Less:
Change in fair value of derivative instruments, net (1)	209,256	23,977	2,717	3,145	37,398
Loss on sale of investments, net	5,755	23,373	11,530	4,238	978
(Accretion) amortization of de-designated cash flow hedges (2)	(165)	(237)	(268)	(251)	3,499
Fair value adjustments, net	56	(52)	(75)	(103)	(69)
Core net operating income to common shareholders	$49,267	$42,283	$37,003	$40,943	$49,174
Average common shares outstanding (3)	23,620,125	19,234,939	16,805,507	16,371,499	17,615,732
Core net operating income per common share (3)	$2.09	$2.20	$2.20	$2.50	$2.79

GAAP interest expense	$114,111	$59,574	$36,178	$25,231	$22,605
Add: net periodic interest (benefit) cost of interest rate swaps	(16,075)	(5,830)	3,417	2,461	5,730
Less: accretion (amortization) of de-designated cash flow hedges (2)	165	237	268	251	(3,499)
Adjusted interest expense	$98,201	$53,981	$39,863	$27,943	$24,836
Average balance of borrowings	4,570,837	2,734,855	2,697,601	2,912,426	3,269,711
Adjusted cost of funds	2.11%	1.94%	1.46%	0.94%	0.75%

GAAP net interest income	$56,057	$50,477	$58,324	$66,667	$77,639
Add:
TBA drop income	6,231	14,686	9,178	—	—
Net periodic interest benefit (cost) of interest rate swaps	16,075	5,830	(3,417)	(2,461)	(5,730)
Less: (accretion) amortization of de-designated cash flow hedges (1)	(165)	(237)	(268)	(251)	3,499
Adjusted net interest income	$78,198	$70,756	$63,817	$63,955	$75,408
Adjusted net interest spread (4)	1.30%	1.48%	1.64%	1.88%	1.96%

(1) Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes net periodic interest benefit/cost incurred on effective interest rate swaps outstanding during the period.
(2) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization/accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.
(3) Amounts have been adjusted to reflect the effect of the 1-for-3 reverse stock split.
(4) Adjusted net interest spread is calculated by adding the impact of drop income from TBA dollar roll positions to effective yield and deducting adjusted cost of funds.

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

EXECUTIVE OVERVIEW

In 2019, global growth recorded its weakest pace since the global financial crisis. The global economy was impacted by rising uncertainties of trade tensions, particularly between the U.S. and China, that weighted heavily on business sentiment. Central banks were forced to act in order to support and attempt to stimulate global growth. The FOMC cut rates three times, reducing the targeted Fed Funds rate a total of 75 bps in the second half of 2019 and halting the runoff in its balance sheet. This effectively ended more than three years of Federal Reserve tightening policy. In September, the European Central Bank cut the interest rate on bank reserves for the first time since 2016 to (0.5)% and restarted quantitative easing. Funding markets were also temporarily disrupted in September, forcing the Federal Reserve to intervene and provide liquidity to these markets. The disruption led to temporarily elevated short-term funding rates relative to the targeted Fed Funds Rate over most of the fourth quarter. At the same time, labor markets remained tight, supporting consumer confidence and spending. All of this translated to a volatile interest rate environment during 2019 which began with a flattening and slightly inverted yield curve that persisted throughout the majority of the year until it finally began to steepen during the fourth quarter.

The charts below show the highest and lowest U.S. Treasury and swap rates during the year ended December 31, 2019 as well as the rates as of December 31, 2019 and December 31, 2018:

During 2019, we generated a total economic return of 10.8% for our common shareholders for 2019 which consisted of $2.01 in dividends declared and a loss of $0.06 of book value per common share. Given the evolving economic conditions discussed above, we took action during 2019 by:

•increasing our capital allocation to Agency CMBS during the year as we sought to diversify our prepayment risk;
•buying lower coupon Agency RMBS and reducing our investment in higher coupon, faster pre-paying MBS and TBA securities;
◦managing the maturities of our repurchase agreement borrowings and our relationships with our counterparties which minimized adverse effects during periods of rate spikes in the repurchase agreement markets; and
◦rebalancing our interest rate swap portfolio during the second and third quarters to lock in lower overall financing rates as the yield curve inverted;
◦replacing pay-fixed positions with options to protect us from higher rates in the fourth quarter.

Our capital management decisions included completion of a public offering of our common stock in January 2019, which generated net proceeds of $46.1 million used primarily to purchase Agency RMBS and CMBS. We implemented a 1-for-3 reverse stock split in June 2019 in order to increase the trading price of the Company’s common stock which, in management's opinion, improved marketability and liquidity of our common stock and reduced shareholders' transaction costs as a percentage of total share value. And finally, we repurchased shares of common stock during the third quarter when management believed the Company's common shares to be undervalued at a market price significantly below their intrinsic value.

2020 Outlook
We view the current macroeconomic environment as favorable for generating net interest margin from high quality, Agency guaranteed assets backed by U.S. commercial and residential real estate. We expect our net interest margin to benefit in the first half of 2020 from our re-balancing of investment and hedging portfolios during 2019. Though we are currently anticipating further declines in repurchase agreement financing costs, this cost savings is dependent on how macroeconomic conditions evolve in 2020 and the stability of short-term funding markets. We believe that the 10-year U.S. Treasury rate will range between 1.50% and 2.50% in 2020 as the global environment remains fragile. We expect to continue our strategy of investing principally in Agency CMBS and RMBS while actively managing our prepayment, interest and spread risk as macroeconomic conditions evolve. While we currently expect conditions to be reasonably favorable in 2020, surprises are highly probable given the numerous uncertainties in global markets today.
Long-term, there are trends that we believe favor our business model. We believe private capital's role in the U.S. housing finance system will expand as the Federal Reserve and GSEs reduce their footprint. The timing of such a reduction is unknown, but the Trump administration and the regulator of the GSEs have both expressed the desire to reduce the GSEs dominance of the U.S. housing finance system. We anticipate that demographic trends in the U.S. will drive housing demand. The aging population in the U.S., and globally, should support a growing demand for dividend paying stocks such as mortgage REITs. Over time, this may reduce dividend yields required by investors in mortgage REIT stocks which could benefit the industry and us by lowering our overall cost of capital, thereby making the industry and us more competitive with other participants in the housing financing system such as banks, credit unions, and asset managers.

FINANCIAL CONDITION

Investment Portfolio

Our investment portfolio is comprised mostly of Agency fixed-rate investments which have more a more favorable risk-return profile and higher liquidity in the current macroeconomic environment versus other types of MBS. Given the recent trajectory of interest rates during 2019, we heightened our focus on prepayment risk which generally increases in a period of declining interest rates. Agency CMBS are structured with prepayment protection, such as yield maintenance or defeasance provisions, which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Though CMBS generally have more spread risk than RMBS, their more predictable prepayment profiles reduce the cost of hedging relative to RMBS. Because Agency RMBS do not contain prepayment protections similar to CMBS, we mitigate prepayment risk through coupon diversification. We also remained invested in higher credit quality CMBS IO during 2019 to add yield and limit credit exposure and prepayment volatility versus lower rated tranches of these securities.

The following charts summarize our MBS investments as of the dates indicated:
(1) Includes net TBA dollar roll positions at their implied market value as if settled which are accounted for as “derivative assets/liabilities” on our consolidated balance sheet.

RMBS. The following table provides information on our fixed-rate Agency RMBS investments (including TBA dollar roll positions and securities pending settlement) as of the dates indicated:

	December 31, 2019
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
	($ in thousands)
30-year fixed-rate:
2.5%	$110,610	$109,341	$109,409	3	—%	5.15
3.0%	307,380	310,486	314,159	25	9.4%	4.04
3.5%	538,551	549,735	562,921	11	10.9%	2.64
4.0%	1,352,730	1,384,913	1,429,547	20	23.5%	2.28
4.5%	254,413	264,979	272,037	13	29.9%	1.55
TBA 2.5%	135,000	133,059	133,513	n/a	n/a	5.10
TBA 3.0%	300,000	308,268	308,648	n/a	n/a	1.90
TBA 4.0%	(500,000)	(519,143)	(520,117)	n/a	n/a	1.28
Total 30-year fixed-rate	$2,498,684	$2,541,638	$2,610,117	17	18.9%	2.91

	December 31, 2018
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
	($ in thousands)
30-year fixed-rate:
3.0%	$223,573	$225,148	$218,286	26	5.7%	5.66
4.0%	1,651,854	1,699,012	1,687,390	10	5.2%	4.06
4.5%	211,429	218,557	219,134	5	5.3%	2.48
TBA 4.0%	110,000	111,175	112,101	n/a	n/a	3.54
TBA 4.5%	750,000	771,055	776,368	n/a	n/a	2.61
Total 30-year fixed-rate	$2,946,856	$3,024,947	$3,013,279	11	5.3%	3.67
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

CMBS. The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	December 31, 2019				December 31, 2018
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$13,441	$13,080	30	5.74%	$20,302	$18,868	33	5.72%
2009 to 2012	28,141	29,153	34	4.99%	74,935	76,567	23	4.98%
2013 to 2014	11,294	11,528	59	3.65%	13,516	13,790	73	3.61%
2015	175,219	177,023	87	2.86%	210,679	212,755	97	2.85%
2016	19,910	19,742	109	2.62%	238,559	240,033	98	2.43%
2017	340,638	342,158	101	3.07%	280,530	283,567	106	3.06%
2018	330,180	329,984	127	3.68%	236,425	235,847	142	3.76%
2019	972,646	983,435	134	3.27%	—	—	—	—%
	$1,891,469	$1,906,103	120	3.30%	$1,074,946	$1,081,427	102	3.22%
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

As of December 31, 2019, approximately 61% of our CMBS IO portfolio are Agency-issued securities compared to approximately 55% as of December 31, 2018. The following table presents our CMBS IO investments by year of origination as of the dates indicated:

	December 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$35,320	$35,478	19	$59,593	$60,763	17
2013	52,195	53,676	17	72,649	73,073	22
2014	102,888	104,912	24	134,114	134,808	30
2015	108,503	112,049	30	143,163	144,673	35
2016	48,021	49,333	35	67,625	68,015	41
2017	39,713	41,163	44	46,125	46,336	48
2018	4,117	4,288	66	4,474	4,486	73
2019	97,388	98,143	64	—	—	—
	$488,145	$499,042	35	$527,743	$532,154	32
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of interest earnings remaining for the investments by year of origination.

Repurchase Agreements

The majority of our repurchase agreement borrowings are collateralized with Agency MBS which have historically had lower liquidity risk than non-Agency MBS. Please refer to Note 3 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our repurchase agreement borrowings.

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

As of December 31, 2019 and December 31, 2018, we primarily used interest rate swaps to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. The following graphs present the effective notional balance outstanding and weighted average rate for our interest rate swaps outstanding (1) as of the dates indicated:
(1) Additional interest rate swaps with maturities ranging from 2025-2047 had an average balance of $186.2 million at a weighted average pay-fixed rate of 2.46% as of December 31, 2019 and an average balance of $238.0 million at a weighted average pay-fixed rate of 2.86% as of December 31, 2018.
As of December 31, 2019, we also held swaptions on pay-fixed interest rate swaps with an aggregate notional balance of $750.0 million and a fair value of $0.6 million and options on U.S. Treasury futures with an aggregate notional balance of $1.4 billion and a fair value of $2.9 million.

RESULTS OF OPERATIONS

The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” contained in Item 6 of this Annual Report on Form 10-K for additional important information about these measures.

Summary of 2019 Results Compared to 2018 Results

Our comprehensive income to common shareholders of $44.0 million for the year ended December 31, 2019 was comprised of a net loss to common shareholders of $(165.6) million and other comprehensive income of $209.6 million. Other comprehensive income is mostly comprised of net unrealized gains resulting from the increase in fair value for the majority of our MBS during 2019, which was driven primarily by declining longer-term interest rates as well as tighter credit spreads for Agency CMBS. Our net loss to common shareholders was mostly comprised of a net loss of $(186.9) million on our derivative instruments, which we use to hedge the impact of changing interest rates on our borrowing costs and fair value of our MBS. Our asset profile of Agency RMBS and CMBS proved to be beneficial to our net interest income, which increased 11% to $56.1 million for the year ended December 31, 2019 compared to $50.5 million for the year ended December 31, 2018, by mitigating the impact of prepayments in the declining interest rate environment. In addition, the lowering of the Fed Funds rate by 75 basis points during the second half of 2019 helped to reduce our interest expense from repurchase agreements borrowings. The remainder of our net loss for 2019 was comprised of general and administrative expenses of $(16.0) million, net realized loss on sales of investments of $(5.8) million, and preferred dividends of $(13.0) million.

We reported a comprehensive loss to common shareholders of $(31.9) million for the year ended December 31, 2018, which consisted of a net loss to common shareholders of $(4.8) million and other comprehensive loss of $(27.1) million. Because the fair value of our financial instruments is influenced by market factors outside of management's control, it is difficult to compare our net income (loss) and comprehensive income (loss) with those same measures in other reporting periods, particularly those periods with significant market volatility. In addition, the size and composition of MBS and hedging portfolios are often materially different across reporting periods, further complicating the ability to compare these financial measures. For these reasons, among others, management uses a non-GAAP measure, core net operating income to common shareholders, to evaluate and compare the Company's performance to prior periods because it excludes the impact of market volatility on the fair value of its financial instruments. Core net operating income to common shareholders was $49.3 million for the year ended December 31, 2019, an increase of 17% compared to $42.3 million for the year ended December 31, 2018. In addition to the 11% increase in net interest income mentioned previously, our net periodic interest benefit from interest rate swaps increased $10.2 million due to an increase in our net receive rate of 20 basis points and an increase in the average notional balance of interest rate swaps outstanding during the year ended December 31, 2019 compared to the prior year. Partially offsetting the benefit from our interest rate swaps, TBA drop income declined $(8.5) million for the year ended December 31, 2019 compared to the prior year due to a lower volume of TBA dollar roll transactions as higher expected prepayment speeds impacted the pricing of TBA contracts for the majority of 2019. Additional offsets to the increase in net interest income and net periodic interest benefit from interest rate swaps include an increase in general and administrative expenses of $0.9 million and preferred dividends of $1.2 million for the year ended December 31, 2019 compared to the prior year.

Net Interest Income for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net interest income for the year ended December 31, 2019 increased $5.6 million compared to the year ended December 31, 2018. Interest income increased $60.1 million due primarily to a larger average interest earning balance, but that increase was mostly offset by an increase of $54.5 million in interest expense resulting from a larger average balance of borrowings at higher financing rates. Interest expense as a percentage of average balance of borrowings (cost of funds) outpaced interest income as a percentage of interest earning assets (effective yield), resulting in a decline of 24 basis points in net interest spread for the year ended December 31, 2019 compared to the year ended December 31, 2018. The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the years ended December 31, 2019 and December 31, 2018:

	Year Ended
	December 31,
	2019			2018
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS-fixed rate	$92,132	$2,764,268	3.33%	$44,017	$1,325,261	3.32%
Agency CMBS-fixed rate	51,933	1,586,730	3.23%	30,053	1,033,094	2.87%
Agency RMBS-adjustable rate	539	16,564	3.26%	3,472	151,273	2.30%
CMBS IO (5)	21,534	492,567	4.37%	25,987	606,280	4.29%
Non-Agency other (6)	1,445	1,413	102.27%	2,644	7,806	33.87%
U.S. Treasuries	—	—	—%	2,012	82,136	2.45%
Other investments (7)	2,585	10,378	4.95%	1,866	13,792	4.21%
Total:	$170,168	$4,871,920	3.44%	$110,051	$3,219,642	3.37%

Interest-bearing liabilities:
Repurchase agreements	$114,181	$4,567,716	2.46%	$59,674	$2,730,295	2.16%
Non-recourse collateralized financing	95	3,121	2.98%	137	4,560	2.97%
De-designated cash flow hedge accretion (8)	(165)	n/a	—%	(237)	n/a	(0.01)%
Total:	$114,111	$4,570,837	2.46%	$59,574	$2,734,855	2.15%

Net interest income/net interest spread	$56,057		0.98%	$50,477		1.22%
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
(6) Includes privately-issued RMBS and CMBS.
(7) Interest income for other investments consists of $516 thousand from mortgage loans held for investment, net and $2,069 thousand from cash and cash equivalents for the year ended December 31, 2019 compared to $583 thousand and $1,283 thousand for the year ended December 31, 2018, respectively. Average balances and yields shown for other investments includes amortized cost of mortgage loans held for investment and excludes cash.
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

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended
	December 31, 2019 Compared to December 31, 2018
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS-fixed rate	$319	$47,796	$—	$48,115
Agency CMBS-fixed rate	5,087	15,870	923	21,880
Agency RMBS-adjustable rate	238	(3,065)	(106)	(2,933)
CMBS IO (2)	(76)	(4,242)	(135)	(4,453)
Non-Agency other (3)	250	(1,233)	(216)	(1,199)
U.S. Treasuries	—	(2,012)	—	(2,012)
Other investments (4)	76	643	—	719
Change in interest income	$5,894	$53,757	$466	$60,117
Change in interest expense	14,544	39,993	—	54,537
Total net change in net interest income	$(8,650)	$13,764	$466	$5,580
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds (and projected prepayment speeds for adjustable-rate RMBS only) and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.
(2) Includes Agency and non-Agency issued securities.
(3) Includes privately-issued RMBS and CMBS.
(4) Increase of $786 thousand in other interest income from cash and cash equivalents is included as a change in volume.

As shown in the table above, interest income increased for the year ended December 31, 2019 compared to the same period in 2018 primarily from a larger average balance of fixed-rate Agency RMBS as well as a larger average balance of fixed-rate Agency CMBS with higher effective yields compared to the Agency CMBS held during 2018. This increase in interest income was almost entirely offset by the increase in interest expense due to a larger average outstanding balance of repurchase agreements borrowed at higher financing rates.

Adjusted Net Interest Income for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Management includes drop income from TBA dollar roll positions and net periodic interest benefit (cost) of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. Please refer to “Non-GAAP Financial Measures” in Item 6 of this Annual Report on Form 10-K for additional information.

	Year Ended
	December 31,
	2019		2018
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$56,057	0.98%	$50,477	1.22%
Add: TBA drop income (1) (2)	6,231	(0.03)%	14,686	0.06%
Add: net periodic interest benefit (3)	16,075	0.35%	5,830	0.21%
De-designated cash flow hedge accretion (4)	(165)	—%	(237)	(0.01)%
Adjusted net interest income	$78,198	1.30%	$70,756	1.48%

(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. TBA drop income for the year ended December 31, 2019 includes $1.4 million generated from TBA short dollar roll transactions. TBA short positions held during the year ended December 31, 2018 were not executed as dollar roll transactions and thus did not generate drop income/loss.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
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

Adjusted net interest income increased $7.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the increases in net interest income and net periodic interest benefit from interest rate swaps. Partially offsetting those increases, drop income from TBA dollar roll positions declined for the year ended December 31, 2019 compared to the year ended December 31, 2018 because we reduced our volume of TBA dollar roll transactions as higher expected prepayment speeds impacted the pricing of TBA contracts.

Adjusted net interest spread declined 18 basis points for the year ended December 31, 2019 compared to the year ended December 31, 2018 due primarily to the increase in cost of funds of 31 basis points, which was partially offset by an increase of 14 basis points in net periodic interest benefit of interest rate swaps as a percentage of average repurchase agreement borrowings. Additionally, TBA dollar roll positions contributed 9 basis points to the decline in our overall adjusted net interest spread. TBA net interest spread for the year ended December 31, 2019 was 1.13% compared to 1.70% for the year ended December 31, 2018.
Loss on Sale of Investments, Net

We sell our investments in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. During the year ended December 31, 2019, we sold a portion of our fixed rate Agency RMBS with coupons of 4.0%-4.5% due to their increased risk of prepayment in the declining interest rate environment and partially replaced them with Agency RMBS with coupons of 3.0%-3.5%. We also sold the remainder of our adjustable rate Agency RMBS during the third quarter of 2019 due to its lower return profile in the current interest rate environment. During the year ended December 31, 2018, the yield curve was flattening as short-term rates were increasing faster than long-term rates. As such, we sold the majority of our adjustable-rate Agency RMBS, which typically underperform in a flattening yield curve environment, and certain Agency CMBS which were either expected to mature in the near term or had lower weighted average coupons than newly issued Agency CMBS.

The following table provide information related to our realized gains (losses) on sales of investments for the periods indicated (1):

	Year Ended
	December 31,
	2019		2018
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS-fixed rate	$770,001	$(87)	$—	$—
Agency RMBS-adjustable rate	26,192	593	225,622	(7,785)
Agency CMBS	219,692	(6,493)	251,247	(9,218)
Agency CMBS IO	22,936	232	15,554	146
Non-Agency CMBS IO	—	—	8,644	51
U.S. Treasuries	—	—	255,370	(6,567)
	$1,038,821	$(5,755)	$756,437	$(23,373)
(1) Information regarding unrealized gains (losses) on investments during the periods indicated are included under "Results of Operations-Other Comprehensive Income (Loss)" within this Item 7.

Loss on Derivative Instruments, Net

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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2019	2018
Interest rate derivatives:
Interest rate swaps:
Net periodic interest benefit	$16,075	$5,830
Change in fair value (1)	(218,525)	4,533
Total interest rate swap (loss) gain, net	(202,450)	10,363
Interest rate swaptions:
Change in fair value (1)	(5,607)	—
Eurodollar and U.S. Treasury Futures:
Change in fair value (1)	2,250	(2,722)
TBA short positions (economic hedges):
Change in fair value (2)	—	293
Total interest rate derivative (loss) gain, net	(205,807)	7,934

TBA dollar roll positions:
Change in fair value (3)	14,049	(25,423)
TBA drop income (4)	6,231	14,686
Total TBA dollar roll gains (losses), net	20,280	(10,737)

Options on U.S. Treasury futures
Change in fair value (1)	(1,422)	(658)

Total loss on derivative instruments, net	$(186,949)	$(3,461)
(1) Changes in fair value for interest rate derivatives and options include unrealized gains (losses) from current and forward starting derivative instruments and realized gains (losses) from terminated derivative instruments.
(2) TBA short positions used as economic hedges during the year ended December 31, 2018 were not executed as dollar roll positions and thus did not generate drop income/loss.
(3) Changes in fair value for TBA dollar roll positions include unrealized gains (losses) from open TBA contracts and realized gains (losses) on paired off or terminated positions.
(4) TBA drop income represents a portion of the change in fair value and is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

Changes in fair value of our derivative instruments consist of unrealized gains (losses) on instruments held as of the end of the period and realized gains (losses) from instruments terminated or paired off during the period. The following table provides information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Year Ended
	December 31,
	2019		2018
($ in thousands)	Realized Gain (Loss)	Notional	Realized Gain (Loss)	Notional
Interest rate swaps	$(209,107)	$6,690,000	$7,195	$720,000
Interest rate swaptions	(4,246)	750,000	—	—
Eurodollar and U.S. Treasury futures	1,032	9,050,000	(838)	2,370,000
TBA long positions	25,424	8,040,000	(15,493)	9,624,000
TBA short positions	1,234	2,300,000	293	150,000
Options on U.S. Treasury futures	—	—	(657)	800,000
Total	$(185,663)	$26,830,000	$(9,500)	$13,664,000

Our net periodic interest benefit from interest rate swaps for the year ended December 31, 2019 increased $10.2 million compared to the year ended December 31, 2018 due primarily to an increase in our average net receive rate of 20 basis points and a larger average notional balance of interest rate swaps outstanding during 2019 compared to 2018. The table below shows our interest rate swap hedge position as a percentage of our average repurchase agreement borrowings and long TBAs outstanding and details about our net receive rates for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2019	2018
Average repurchase agreement borrowings outstanding	$4,567,716	$2,730,295
Average TBA long positions outstanding - at cost (1)	550,796	845,931
Average borrowings and TBA long positions outstanding	5,118,512	3,576,226
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	4,003,063	2,863,877
Ratio of average interest rate swaps to average borrowings and TBA long positions outstanding (1)	0.8	0.8

Average interest rate swap net pay-fixed rate (excluding forward starting swaps) (2)	(2.07)%	(1.95)%
Average interest rate swap net receive-floating rate (2)	2.44%	2.12%
Average interest rate swap net receive rate	0.37%	0.17%
(1) We include TBA long positions in this ratio because we use interest rate swaps to hedge a portion of the impact of changing interest rates on the fair value and implied financing cost of our TBA long positions and our repurchase agreement financing costs. This ratio calculation does not include TBA net short positions which the Company may also use to hedge the impact of changing interest rates on its specified pools of Agency RMBS and TBA long positions.
(2) Net rates include receive-fixed (pay-floating) interest rate swaps for the year ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses increased $0.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to higher salary and bonus expenses.

Other Comprehensive Income (Loss)

The majority of other comprehensive income of $209.6 million for the year ended December 31, 2019 was mostly comprised of net unrealized gains in Agency RMBS and CMBS due to the overall decline in longer-term interest rates throughout most of 2019 compared to other comprehensive loss of $(27.1) million for the year ended December 31, 2018 which was mostly comprised of net unrealized losses in Agency RMBS and CMBS due to an overall increase in longer-term interest rates throughout 2018 as well as widening credit spreads during the fourth quarter of 2018. The following table provides detail on the changes in fair value by type of available-for-sale investment which are recorded as unrealized gains (losses) in other comprehensive income (loss) on our consolidated statements of comprehensive income for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2019	2018
Fixed-rate Agency RMBS	$86,527	$(13,315)
Adjustable-rate Agency RMBS	(545)	4,266
Agency CMBS	117,165	(13,351)
CMBS IO (1)	6,486	(4,278)
Non-Agency other (2)	117	(1,904)
U.S. Treasuries	—	1,737
Unrealized gain (loss) on available-for-sale investments (3)	209,750	(26,845)
Reclassification adjustment for de-designated cash flow hedges	(165)	(237)
Total other comprehensive income (loss)	$209,585	$(27,082)
(1) Includes Agency and non-Agency issued securities.
(2) Includes non-Agency CMBS and RMBS.
(3) Information regarding realized gains (losses) on investments sold during the periods indicated are included under "Results of Operations-Loss on Sales of Investments, Net" within this Item 7.

Please refer to Dynex's Annual Report on Form 10-K for the year ended December 31, 2018 for the discussion of results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

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

Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls from lenders (as discussed further below). Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of December 31, 2019, our most liquid assets were $224.0 million compared to $210.8 million as of December 31, 2018.

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

We closely monitor our debt-to-invested equity ratio (which is the ratio of debt financing to invested equity for any investment) as part of our liquidity management process as well as our overall enterprise level debt-to-equity ratio. We also monitor the ratio of our available liquidity to outstanding repurchase agreement borrowings, which fluctuates due to changes in the fair value of collateral we have pledged to our lenders. We also include our TBA long positions (at cost if settled) in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Including our TBA long positions at cost (if settled), which was $441.3 million as of December 31, 2019, our leverage was 9.0 times shareholders’ equity compared to 8.0 times shareholders’ equity as of December 31, 2018.
The following table presents information regarding the balances of our repurchase agreement borrowings and our TBA long position for the periods indicated:

	Repurchase Agreements			TBA Long Positions (1)
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended
December 31, 2019	$4,752,348	$4,806,826	$4,891,341	$441,327	$263,217
September 30, 2019	4,872,869	4,955,825	5,191,378	393,808	462,099
June 30, 2019	4,815,452	4,562,992	4,815,452	374,452	579,353
March 31, 2019	4,252,893	3,931,335	4,266,684	727,212	722,264
December 31, 2018	3,267,984	2,992,513	3,269,307	882,230	814,478
September 30, 2018	2,690,858	2,564,863	2,701,797	780,865	982,665
June 30, 2018	2,514,984	2,716,097	2,844,225	782,408	722,005
March 31, 2018	2,613,892	2,645,714	2,716,729	844,941	863,615
December 31, 2017	2,565,902	2,557,573	2,677,894	829,425	928,329
September 30, 2017	2,519,230	2,616,250	2,801,418	683,813	745,270
June 30, 2017	2,540,759	2,753,019	2,826,005	416,312	305,720
March 31, 2017	2,825,945	2,843,733	2,913,617	—	—
(1) Balance outstanding as of quarter end and average balance outstanding for the quarter ended includes TBA long positions as reported at cost (as if settled). Does not include TBA short positions used to hedge interest rate risk exposure from TBAs and specified pools of fixed-rate Agency RMBS in applicable periods.

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

Repurchase Agreements

 Our repurchase agreement borrowings are principally uncommitted and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As of December 31, 2019, we had repurchase agreement borrowings outstanding with 25 repurchase agreement counterparties at a weighted average borrowing rate of 2.01% compared to 2.69% as of December 31, 2018. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to an index such as LIBOR.

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

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Agency CMBS and RMBS	4.7%	4.7%	4.7%	4.8%	4.9%
CMBS IO	12.8%	13.0%	13.2%	13.4%	13.4%

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. Please refer to Note 3 for information regarding counterparties with whom we have the greatest amount of equity at risk as of December 31, 2019.

The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	December 31, 2019		December 31, 2018
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$2,998,440	$3,182,664	$2,190,361	$2,365,132
Asia	972,457	1,023,780	594,435	633,078
Europe	781,451	818,181	483,188	513,394
	$4,752,348	$5,024,625	$3,267,984	$3,511,604

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

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, Eurodollar futures, options, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. In addition, counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of December 31, 2019, we had cash of $71.6 million posted as collateral under these agreements.
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

Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to the following sections of this Annual Report on Form 10-K for additional important information regarding dividends declared on our taxable income:

•"Federal Income Tax Considerations" within Part 1, Item 1, "Business"
•Part 1, Item 1A, "Risk Factors"
•Part II, Item 5, "Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer
Purchases of Equity Securities"

Contractual Obligations and Other Matters

The following table summarizes our contractual obligations by payment due date as of December 31, 2019:

($ in thousands)	Payments due by period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 years
Repurchase agreements (1)	$4,759,925	$4,759,925	$—	$—	$—
Non-recourse collateralized financing (2)	2,764	661	1,174	611	318
Operating lease obligations	284	226	58	—	—
Total	$4,762,973	$4,760,812	$1,232	$611	$318
(1) Includes estimated interest payments calculated using interest rates in effect as of December 31, 2019.
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

As of December 31, 2019, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the year ended December 31, 2019 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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
We typically receive a total of three to six bid-side prices from pricing services and brokers for each of our securities; prices obtained from brokers are not binding on either the broker or us. Management does not adjust the prices received, but, for securities on which we receive five or more prices, the high and low prices are excluded from the calculation of the average price. In addition, management reviews the prices received for each security by comparing those prices to actual purchase and sale transactions, our internally modeled prices that are calculated based on observable market rates and credit spreads, and the prices that our borrowing counterparties use in financing our securities. Management reviews prices which vary significantly from the pricing service and may exclude such prices from its calculation of fair value. The decision to exclude any price from use in the calculation of the fair values used in our consolidated financial statements is reviewed and approved by management independent of the pricing process. The average of the remaining prices received is used for the fair values included in our consolidated financial statements. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. The security is classified as a level 3 security if the inputs are unobservable, resulting in an estimate of fair value based primarily on management's judgment. Please refer to Note 5 of the Notes to the Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information on fair value measurements.

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

Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to statements about:

•Our business and investment strategy including our ability to generate acceptable risk-adjusted returns and our target investment allocations, and our views on the future performance of MBS and other investments;
•Our views on conditions in the investment, credit, and derivatives markets;
•Our views on the effect of actual or proposed actions of the U.S. Federal Reserve, the FOMC, or other central banks with respect to monetary policy (including the targeted Federal Funds Rate), and the potential impact of these actions on interest rates, inflation or unemployment;
•The effect of regulatory initiatives of the Federal Reserve (including the FOMC), other financial regulators, and other central banks;
•Our financing strategy including our target leverage ratios, our use of TBA dollar roll transactions, and anticipated trends in financing costs, and our hedging strategy including changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;
•Our investment portfolio composition and target investments;
•Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;

•Our liquidity and ability to access financing, and the anticipated availability and cost of financing;
•Our capital stock activity including the impact of stock issuances and repurchases;
•The amount, timing, and funding of future dividends;
•Our use of and restrictions on using our tax NOL carryforward;
•The status of pending litigation;
•The competitive environment in the future, including competition for investments and the availability of financing;
•Estimates of future interest expenses, including related to the Company’s repurchase agreements and derivative instruments;
•The status and effect of legislative reforms and regulatory rule-making or review processes, and the status of reform efforts and other business developments in the repurchase agreement financing market;
•Market, industry and economic trends, and how these trends and related economic data may impact the behavior of market participants and financial regulators; and
•Market interest rates and market spreads.

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

While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:

•the risks and uncertainties referenced in this Annual Report on Form 10-K, particularly those set forth under and incorporated by reference into Part II, Item 1A, “Risk Factors”;
•our ability to find suitable reinvestment opportunities;
•changes in domestic economic conditions;
•changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;
•our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;
•the impact on markets and asset prices from the Federal Reserve’s balance sheet normalization process through the reduction in its holdings of Agency RMBS and U.S. Treasuries;
•actual or anticipated changes in Federal Reserve monetary policy or the monetary policy of other central banks;
•adverse reactions in U.S. financial markets related to actions of foreign central banks or the economic performance of foreign economies including in particular China, Japan, the European Union, and the United Kingdom;
•uncertainty concerning the long-term fiscal health and stability of the United States;
•the cost and availability of financing, including the future availability of financing due to changes to regulation of, and capital requirements imposed upon, financial institutions;
•the cost and availability of new equity capital;
•changes in our use of leverage;
•changes to our investment strategy, operating policies, dividend policy or asset allocations;
•the quality of performance of third-party servicer providers of our loans and loans underlying our securities;
•the level of defaults by borrowers on loans we have securitized;
•changes in our industry;
•increased competition;
•changes in government regulations affecting our business;

•changes or volatility in the repurchase agreement financing markets and other credit markets;
•changes to the market for interest rate swaps and other derivative instruments, including changes to margin requirements on derivative instruments;
•uncertainty regarding continued government support of the U.S. financial system and U.S. housing and real estate markets; or to reform the U.S. housing finance system including the resolution of the conservatorship of Fannie Mae and Freddie Mac;
•the composition of the Board of Governors of the Federal Reserve System;
•systems failures or cybersecurity incidents; and
•exposure to current and future claims and litigation.

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

The measures of an instrument’s price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the percentage change in projected market value of our investments and derivative instruments given a change in interest rates. The duration of RMBS and TBA securities tend to increase when interest rates rise and decrease when interest rates fall, which is commonly referred to as negative convexity. This occurs because prepayments of the mortgage loans underlying the RMBS tend to decline when interest rates rise (which extends the life of the security) and increase when interest rates fall (which shortens the life of the security). The fair value of TBA securities react similarly to RMBS to changes in interest rates as they are based on an underlying non-specified pool of fixed-rate residential mortgage loans. CMBS and CMBS IO, however, generally have less convexity than RMBS and TBA securities because the mortgage loans underlying the securities usually contain some form of prepayment protection provision (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties) which create an economic disincentive for the loans to prepay.

We attempt to manage our exposure to changes in interest rates by entering into interest rate swaps and other derivative instruments to hedge this risk. These instruments help offset the impact of changing interest rates on the market value of our assets and higher financing costs. During a period of rising interest rates (particularly short-term rates in a flattening yield curve environment), our borrowing costs will increase faster than our asset yields, negatively impacting our net interest income. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments as well as the magnitude and the duration of the increase in interest rates.

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

The table below shows the projected sensitivity of our net interest income and net periodic interest benefit/cost on our interest rate swaps as of the dates indicated assuming an instantaneous parallel shift in interest rates:

	Projected Change in Net Interest Income and Net Periodic Interest Benefit/Cost Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	100 Basis Points	50 Basis Points	50 Basis Points	100 Basis Points
December 31, 2019	6.1%	2.3%	(4.8)%	(11.5)%
December 31, 2018	(21.1)%	(8.0)%	4.2%	6.1%
(1) Includes estimated changes in net interest income as well as net periodic interest benefit/cost on our interest rate swaps recorded in “gain (loss) on derivatives instruments, net” and does not include estimated changes to TBA drop income generated by TBA dollar roll transactions, which are accounted for as derivative instruments in accordance with GAAP.

The projected sensitivity to changes in interest rates on our net interest income and net periodic interest benefit from interest rate swaps shown in the table above has reversed as of December 31, 2019 relative to December 31, 2018 due to changes in our investment portfolio mix and our interest rate hedge positioning. Likewise, the market value sensitivity and shareholders' equity sensitivity to changes in interest rates as noted in the table below reversed in 2019. Since December 31, 2018, we reduced convexity risk overall in the portfolio by increasing the percentage invested in Agency CMBS and shifting into a wider range of coupons on Agency RMBS. We managed our hedge position by reducing the notional amount of interest rate swaps hedging our exposure to higher interest rates and added options on U.S. Treasury futures and swaptions to reduce our exposure to sharp increases in longer-term interest rates. And finally, the absolute lower level of interest rates at the end of 2019 versus 2018 reduced the overall negative convexity profile of RMBS.

The table below shows the projected sensitivity of the market value of our financial instruments (1) and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	December 31, 2019
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	0.4%	3.8%	0.5%	4.2%	(0.9)%	(7.8)%	(2.1)%	(18.3)%
CMBS	3.3%	29.1%	1.6%	14.2%	(1.5)%	(13.5)%	(3.0)%	(26.4)%
CMBS IO	0.3%	2.4%	0.1%	1.1%	(0.1)%	(1.1)%	(0.2)%	(2.2)%
TBAs	0.1%	1.0%	0.1%	0.5%	(0.1)%	(0.5)%	(0.1)%	(1.1)%
Interest rate hedges	(3.0)%	(26.5)%	(1.5)%	(13.2)%	2.3%	20.8%	5.2%	46.5%
Total	1.1%	9.8%	0.8%	6.8%	(0.3)%	(2.1)%	(0.2)%	(1.5)%

	December 31, 2018
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	1.6%	11.2%	1.0%	7.0%	(1.3)%	(9.4)%	(2.9)%	(20.6)%
CMBS	2.0%	14.6%	1.0%	7.1%	(1.0)%	(6.8)%	(1.9)%	(13.4)%
CMBS IO	0.4%	3.1%	0.3%	1.8%	(0.1)%	(0.7)%	(0.3)%	(1.9)%
TBAs	0.4%	2.5%	0.2%	1.7%	(0.4)%	(2.9)%	(0.9)%	(6.7)%
Interest rate hedges	(5.5)%	(39.0)%	(2.7)%	(19.0)%	2.5%	18.1%	4.9%	35.3%
Total	(1.1)%	(7.6)%	(0.2)%	(1.4)%	(0.3)%	(1.7)%	(1.1)%	(7.3)%
(1)Changes in market value of our financings are excluded because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

The estimated percentage change in market value for our RMBS and TBAs declined as of December 31, 2019 compared to December 31, 2018 due to declining interest rates during the year ended December 31, 2019 as increased prepayment expectations shortened the expected life of cash flows for these securities. As mentioned previously, CMBS generally have some form of prepayment protection, so their market value sensitivity is not similarly impacted by declining interest rates. The increase in the estimated percentage change in market value for CMBS as of December 31, 2019 compared to December 31, 2018 is primarily due to our purchases during the year which increased the weighted average life remaining overall for that portion of our portfolio. Unlike our CMBS, the CMBS IO remaining in our portfolio are more seasoned with shorter expected cash flows and fewer prepayment protection provisions remaining. As a result, the estimated percentage change in market value of our remaining CMBS IO declined as of December 31, 2019 compared to December 31, 2018.
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

		December 31, 2019			December 31, 2018
Basis Point Change in		Percentage Change in			Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Portfolio Duration	Market Value of Investments (1)	Shareholders’ Equity	Portfolio Duration
+25	+50	(0.3)%	(2.9)%	114.0%	(0.1)%	(0.8)%	118.0%
+50	+25	(0.2)%	(1.9)%	108.0%	(0.2)%	(1.1)%	109.0%
+50	+100	(0.4)%	(3.4)%	126.0%	(0.8)%	(5.7)%	134.0%
-25	0	—%	(0.3)%	98.0%	0.2%	1.4%	99.0%
-25	-75	1.0%	9.0%	74.0%	(0.8)%	(5.4)%	72.0%
-50	-10	0.1%	1.0%	94.0%	0.3%	1.8%	95.0%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

The table above reflects the portfolio and hedging changes previously noted. In particular the use of options on U.S. Treasury futures reduced the Company's exposure as of December 31, 2019 versus December 31, 2018 to sharp increases in interest rates while improving the benefit if interest rates decline.

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

The Company's exposure to changes to market spreads did not materially shift as of December 31, 2019 versus December 31, 2018. The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	December 31, 2019		December 31, 2018
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+20/+50 (2)	(1.2)%	(11.1)%	(1.3)%	(9.5)%
+10	(0.6)%	(5.2)%	(0.6)%	(4.5)%
-10	0.6%	5.4%	0.7%	5.0%
-20/-50 (2)	1.3%	11.6%	1.5%	11.0%
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

Prepayments on the loans underlying our RMBS generally accelerate in a declining interest rate environment, as the loans age. Our prepayment models anticipate an acceleration of prepayments in these events. To the extent the actual prepayments exceed our scheduled payments, we will record adjustments to our premium amortization which may negatively impact our net interest income. In addition, changes in market expectations of prepayments could impact the fair value of our RMBS.

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

An increase in our overall leverage increases our liquidity risk by reducing the amount of available assets to meet margin calls on our repurchase agreements. Although leverage remains within Board authorized limits and the Company believes that it has adequate access to liquidity and repurchase agreement capacity, we have increased our exposure to an adverse market environment as a result of the increase in our leverage including TBA long positions of 9.0 times shareholders' equity as of December 31, 2019 compared to 8.0 times shareholders' equity as of December 31, 2018.

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, please refer to “Liquidity and Capital Resources” in Part I, Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and the related notes, together with the Reports of the Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.
ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company”. The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” and “Code of Ethics,” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the 2020 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2019 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2018 Stock and Incentive Plan	—	—	919,688
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	—	$—	919,688
(1) Reflects shares available to be granted under the 2018 Stock and Incentive Plan in the form of stock options, stock appreciation rights, restricted stock, restricted stock unit and performance unit awards.
(2) The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 will be included in the 2020 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the 2020 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the 2020 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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
3.1.1
Articles of Amendment of the Restated Articles of Incorporation, effective June 20, 2019 (incorporated herein by reference to Exhibit 3.1.1 to Dynex's Registration Statement on Form 8-A12B/A filed June 24, 2019).

3.1.2
Articles of Amendment to the Restated Articles of Incorporation, effective February 18, 2020 (incorporated herein by reference to Exhibit 3.2 to Dynex's Registration Statement on Form 8-A12B filed February 18, 2020).

3.2	Amended and Restated Bylaws, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2018).
4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
4.2	Specimen of 8.50% Series A Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Dynex's Registration Statement on Form 8-A12B filed August 1, 2012).
4.3	Specimen of 7.625% Series B Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex’s Current Report on Form 8-K filed April 16, 2013).
4.4
Specimen of 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.4 to Dynex's Registration Statement on Form 8-A filed February 18, 2020).

4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.11*	Dynex Capital, Inc. 2009 Stock and Incentive Plan, effective as of May 13, 2009 (incorporated herein by reference to Appendix A to Dynex’s Proxy Statement filed April 3, 2009).
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

Exhibit No.	Description
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

10.23.5
Amendment No. 5 to Master Repurchase and Securities Contract dated as of May 10, 2019 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.23.5 to Dynex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

10.28*
Dynex Capital, Inc. Executive Incentive Plan (as amended January 1, 2019) (incorporated herein by reference to Exhibit 10.28 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

Exhibit No.	Description
10.35.1
Amendment No. 1 to Distribution Agreement, dated May 31, 2019, among J.P. Morgan Securities LLC, JMP Securities LLC, JonesTrading Institutional Services LLC, and Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed May 31, 2019).

10.36*	Amended and Restated Dynex Capital, Inc. 2018 Stock and Incentive Plan, as amended and restated effective as of June 20, 2019 (filed herewith).
10.36.1*
Form of Restricted Stock Agreement for Non-Employee Directors (approved May 15, 2018) under the Dynex Capital, Inc. 2018 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.36.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.38*
Form of Restricted Stock Agreement for Executive Officers (for awards on or after February 27, 2019) under the Dynex Capital, Inc. 2018 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.38 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.39
Underwriting Agreement, dated February 13, 2020, among Dynex Capital, Inc. and J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Keefe, Bruyette & Woods, Inc. acting as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Dynex’s Current Report on Form 8-K filed on February 19, 2020).

21.1	List of consolidated entities of Dynex Capital, Inc. (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	The cover page from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).
* Denotes management contract.
(b) Exhibits: See Item 15(a)(3) above.
(c) Financial Statement Schedules: None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

February 25, 2020	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron L. Boston	Chief Executive Officer, President,	February 25, 2020
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief Financial	February 25, 2020
Stephen J. Benedetti	Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	February 25, 2020
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Michael R. Hughes	Director	February 25, 2020
Michael R. Hughes

/s/ Barry A. Igdaloff	Director	February 25, 2020
Barry A. Igdaloff

/s/ Valerie A. Mosley	Director	February 25, 2020
Valerie A. Mosley

/s/ Robert A. Salcetti	Director	February 25, 2020
Robert A. Salcetti

/s/ David H. Stevens	Director	February 25, 2020
David H. Stevens

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K

Filed with Securities and Exchange Commission

December 31, 2019

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-3

Financial Statements As of December 31, 2019 and December 31, 2018 and For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017:

Consolidated Balance Sheets	F-6

Consolidated Statements of Comprehensive Income (Loss)	F-7

Consolidated Statements of Shareholders’ Equity	F-8

Consolidated Statements of Cash Flows	F-9

Notes to the Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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
February 25, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Dynex Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Richmond, Virginia
February 25, 2020

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2019	December 31, 2018
ASSETS
Mortgage-backed securities (including pledged of $5,024,625 and $3,511,604 respectively)	$5,188,163	$3,749,464
Mortgage loans held for investment, net	9,405	11,527
Cash and cash equivalents	62,582	34,598
Restricted cash	71,648	54,106
Derivative assets	4,290	6,563
Accrued interest receivable	26,209	21,019
Other assets, net	8,307	8,812
Total assets	$5,370,604	$3,886,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,752,348	$3,267,984
Payable for unsettled securities	6,180	58,915
Non-recourse collateralized financing	2,733	3,458
Derivative liabilities	974	1,218
Accrued interest payable	15,585	10,308
Accrued dividends payable	6,280	13,810
Other liabilities	3,516	3,243
Total liabilities	$4,787,616	$3,358,936

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 6,788,330 and 5,954,594 shares issued and outstanding, respectively ($169,708 and $148,865 aggregate liquidation preference, respectively)	$162,807	$142,883
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 22,945,993 and 20,939,073 shares issued and outstanding, respectively	229	209
Additional paid-in capital	858,347	818,861
Accumulated other comprehensive income (loss)	173,806	(35,779)
Accumulated deficit	(612,201)	(399,021)
Total shareholders’ equity	582,988	527,153
Total liabilities and shareholders’ equity	$5,370,604	$3,886,089
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (amounts in thousands except per share data)

	Year Ended
	December 31,
	2019	2018	2017
Interest income	$170,168	$110,051	$94,502
Interest expense	114,111	59,574	36,178
Net interest income	56,057	50,477	58,324

(Loss) gain on derivative instruments, net	(186,949)	(3,461)	3,044
Loss on sale of investments, net	(5,755)	(23,373)	(11,530)
Fair value adjustments, net	(56)	52	75
Other operating income (expense), net	22	(1,567)	(201)
General and administrative expenses:
Compensation and benefits	(7,520)	(6,605)	(8,509)
Other general and administrative	(8,467)	(8,500)	(7,310)
Net (loss) income	(152,668)	7,023	33,893
Preferred stock dividends	(12,967)	(11,801)	(10,794)
Net (loss) income to common shareholders	$(165,635)	$(4,778)	$23,099

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$203,995	$(50,218)	$12,650
Reclassification adjustment for loss on sale of investments, net	5,755	23,373	11,530
Reclassification adjustment for de-designated cash flow hedges	(165)	(237)	(268)
Total other comprehensive income (loss)	209,585	(27,082)	23,912
Comprehensive income (loss) to common shareholders	$43,950	$(31,860)	$47,011

Net (loss) income per common share-basic and diluted	$(7.01)	$(0.25)	$1.37
Weighted average common shares-basic and diluted	23,620	19,235	16,806
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	4,571,937	$110,005	16,384,488	$164	$727,697	$(32,609)	$(338,073)	$467,184
Stock issuance	1,316,743	31,350	2,205,829	22	47,160	—	—	78,532
Restricted stock granted, net of amortization	—	—	46,056	—	1,954	—	—	1,954
Adjustments for tax withholding on share-based compensation	—	—	(25,857)	—	(521)	—	—	(521)
Stock issuance costs	—	(61)	—	—	(45)	—	—	(106)
Net income	—	—	—	—	—	—	33,893	33,893
Dividends on preferred stock	—	—	—	—	—	—	(10,794)	(10,794)
Dividends on common stock	—	—	—	—	—	—	(36,996)	(36,996)
Other comprehensive income	—	—	—	—	—	23,912	—	23,912
Balance as of December 31, 2017	5,888,680	$141,294	18,610,516	$186	$776,245	$(8,697)	$(351,970)	$557,058
Stock issuance	65,914	1,599	2,276,549	22	41,836	—	—	43,457
Restricted stock granted, net of amortization	—	—	71,053	1	1,229	—	—	1,230
Adjustments for tax withholding on share-based compensation	—	—	(19,045)	—	(364)	—	—	(364)
Stock issuance costs	—	(10)	—	—	(85)	—	—	(95)
Net income	—	—	—	—	—	—	7,023	7,023
Dividends on preferred stock	—	—	—	—	—	—	(11,801)	(11,801)
Dividends on common stock	—	—	—	—	—	—	(42,273)	(42,273)
Other comprehensive loss	—	—	—	—	—	(27,082)	—	(27,082)
Balance as of December 31, 2018	5,954,594	$142,883	20,939,073	$209	$818,861	$(35,779)	$(399,021)	$527,153
Stock issuance	833,736	19,924	3,664,418	36	63,852	—	—	83,812
Restricted stock granted, net of amortization	—	—	68,004	1	1,205	—	—	1,206
Adjustments for tax withholding on share-based compensation	—	—	(16,231)	—	(296)	—	—	(296)
Stock repurchase	—	—	(1,709,271)	(17)	(25,017)	—	—	(25,034)
Stock issuance costs	—	—	—	—	(258)	—	—	(258)
Net loss	—	—	—	—	—	—	(152,668)	(152,668)
Dividends on preferred stock	—	—	—	—	—	—	(12,967)	(12,967)
Dividends on common stock	—	—	—	—	—	—	(47,545)	(47,545)
Other comprehensive income	—	—	—	—	—	209,585	—	209,585
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Operating activities:
Net (loss) income	$(152,668)	$7,023	$33,893
Adjustments to reconcile net (loss) income to cash provided by operating activities:
(Increase) decrease in accrued interest receivable	(5,190)	(1,200)	577
(Decrease) increase in accrued interest payable	5,277	6,574	578
Loss (gain) on derivative instruments, net	186,949	3,461	(3,044)
Loss on sale of investments, net	5,755	23,373	11,530
Fair value adjustments, net	56	(52)	(75)
Amortization of investment premiums, net	133,690	143,036	157,706
Other amortization and depreciation, net	1,684	1,232	1,287
Stock-based compensation expense	1,205	1,231	1,954
Change in other assets and liabilities, net	(1,412)	(4,118)	42
Net cash and cash equivalents provided by operating activities	175,346	180,560	204,448
Investing activities:
Purchase of investments	(2,991,311)	(1,789,272)	(1,317,959)
Principal payments received on investments	537,481	188,898	307,133
Proceeds from sales of investments	1,033,066	733,064	1,073,093
Principal payments received on mortgage loans held for investment, net	2,103	4,210	3,386
Net (payments) receipts on derivatives, including terminations	(184,920)	(6,135)	21,986
Other investing activities	(121)	(102)	(206)
Net cash and cash equivalents (used in) provided by investing activities	(1,603,702)	(869,337)	87,433
Financing activities:
Borrowings under repurchase agreements	102,505,318	105,236,233	84,876,542
Repayments of repurchase agreement borrowings	(101,020,954)	(104,534,151)	(85,209,592)
Principal payments on non-recourse collateralized financing	(738)	(2,094)	(938)
Proceeds from issuance of preferred stock	19,924	1,599	31,350
Proceeds from issuance of common stock	63,889	41,858	47,182
Cash paid for stock issuance costs	(185)	(10)	(61)
Cash paid for common stock repurchases	(25,034)	—	—
Payments related to tax withholding for stock-based compensation	(296)	(364)	(521)
Dividends paid	(68,042)	(52,790)	(47,532)
Net cash and cash equivalents provided by financing activities	1,473,882	690,281	(303,570)

Net increase (decrease) in cash, cash equivalents, and restricted cash	45,526	1,504	(11,689)
Cash, cash equivalents, and restricted cash at beginning of period	88,704	87,200	98,889
Cash, cash equivalents, and restricted cash at end of period	$134,230	$88,704	$87,200
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$108,986	$53,205	$35,851
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments. These items are discussed further below within this note to the consolidated financial statements.

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

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities and records these liabilities, if any, to the extent they are deemed more likely than not to have been incurred.

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the year ended December 31, 2019 or December 31, 2018.

Holders of unvested shares of the Company’s issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method. Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share of restricted stock represents one unrestricted share of common stock.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less as well as unrestricted demand deposits at highly rated financial institutions. The Company’s cash balances fluctuate throughout the year and may exceed Federal Deposit Insurance Company insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash consists of cash the Company has pledged to cover initial and variation margin with its financing and certain derivative counterparties.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of December 31, 2019 and December 31, 2018 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the years ended December 31, 2019 and December 31, 2018:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$62,582	$34,598
Restricted cash	71,648	54,106
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$134,230	$88,704

Investment in Debt Securities

The Company’s MBS are designated as available-for-sale (“AFS”) and are recorded at fair value on the Company’s consolidated balance sheet. Changes in unrealized gain (loss) on the Company’s MBS are reported in other comprehensive income (“OCI”) until the investment is sold, matures, or is determined to be other than temporarily impaired. Although the Company generally intends to hold its AFS securities until maturity, it may sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

The fair value of the Company’s MBS pledged as collateral against repurchase agreements is disclosed parenthetically on the Company’s consolidated balance sheets.

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

Other-than-Temporary Impairment. An MBS is considered impaired when its fair value is less than its amortized cost. The Company evaluates all of its impaired MBS for other-than-temporary impairments (“OTTI”) on at least a quarterly basis. An impairment is considered other-than-temporary if the fair value is less than the carrying value, and: (1) the Company intends to sell the MBS; (2) it is more likely than not that the Company will be required to sell the MBS before its fair value recovers; or (3) the Company does not expect to recover the full amortized cost basis of the MBS. If either of the first two conditions is met, the entire amount of the impairment is recognized in earnings. If the impairment is solely due to the inability to fully recover the amortized cost basis, the security is further analyzed to quantify any credit loss, which is the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

difference between the present value of cash flows expected to be collected on the MBS and its amortized cost. The credit loss, if any, is then recognized in earnings, while the balance of impairment related to other factors is recognized in other comprehensive income. Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Any subsequent recoveries in fair value may be accreted back into the amortized cost basis of the MBS on a prospective basis through interest income.

Repurchase Agreements

The Company’s repurchase agreements, which are used to finance its purchases of MBS, are accounted for as secured borrowings under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. Most of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

Derivative Instruments

The Company’s derivative instruments generally include interest rate swaps, futures, options, and forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis, commonly referred to as to-be-announced (“TBA”) securities. Derivative instruments are accounted for at the fair value of their unit of account. Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities on the Company’s consolidated balance sheet. All periodic interest benefits/costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

Generally, the Company enters into pay-fixed interest rate swaps, which involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. From time to time the Company may also enter into receive-fixed interest rate swaps that involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. As of December 31, 2019, all of these agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”). The Company’s CME cleared swaps require that the Company post initial margin as determined by the CME, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. The exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The carrying value of derivative instruments on the Company’s consolidated balance sheet as of December 31, 2018 is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME as of that date.

Interest rate swaptions provide the Company the option to enter into an interest rate swap agreement at a predetermined notional amount, stated term, and fixed pay (or receive) interest rates in the future. Typically, the Company pays a premium for the right but not the obligation to enter into the future interest rate swap at a specified future date. The Company may decide to not enter into the future interest rate swap agreement and allow swaptions to expire. As of December 31, 2019, the Company’s swaptions are not centrally cleared. From time to time, the Company may also enter into Eurodollar and U.S. Treasury futures contracts which are valued based on exchange pricing with daily margin settlements.

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

As previously disclosed in the 2018 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement", which is discussed further in Note 9) that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. The Receiver subsequently filed a claim for damages with the Northern District Court of approximately $12,600, while the Company filed claims for damages ranging from $13,300 to $30,600, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Agreement and amounts incurred under the Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company has disputed, among other things, that the Receiver's

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Objections as not supportable under Virginia law and has further refined its damages claim to range from $13,300 based on simple interest to $17,800 based on a combination of simple and compound interest, which the Company believes is supportable under Virginia law. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Virginia law, that the likelihood of loss is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss cannot be reasonably estimated, and therefore, no contingent liability has been recorded.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and broaden the information that an entity must consider in developing its expected credit loss estimate to include the use of forecasted information. For assets classified as available-for-sale with changes in fair value recorded in other comprehensive income, measurement of credit losses will be similar to current GAAP. However, the amendments in this ASU require that credit losses be presented as an allowance rather than as a write-down, which is referred to in current GAAP as an other-than-temporary impairment. An entity will be able to record reversals of credit losses, if credit loss estimates decline, in net income for the current period. The amendments in this ASU will not permit an entity to use the length of time a debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirements to consider historical and implied volatility of the fair value of a security as well as recoveries or declines in fair value after the balance sheet date. The amendments in this ASU will affect an entity by varying degrees depending on a number of factors, including but not limited to, the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. These amendments will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Based on its current investment portfolio of primarily Agency MBS, the Company does not expect this accounting change to have a material impact on its future consolidated financial statements.

In May 2019, FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments except for held-to-maturity debt securities, upon adoption of Topic 326. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10. For entities that have not yet adopted the amendments in ASU No. 2016-13, the effective date and transition methodology for the amendments in ASU No. 2019-05 are the same as in ASU 2016-13. The amendments in ASU No. 2019-05 should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity adopts the amendments in ASU No. 2016-13. The Company has elected to adopt the fair value option for its mortgage loans held for investment and expects to record an adjustment of approximately $(547) to its beginning retained earnings as of January 1, 2020. The Company does not expect its election of the fair value option for its legacy loans will have a material impact on its future consolidated financial statements.

NOTE 2 – INVESTMENT IN DEBT SECURITIES

The majority of the Company’s debt securities are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s debt securities by investment type (including securities pending settlement) as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2019
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,563,684	$55,770	$2,619,454	$69,082	$(462)	$2,688,074	3.76%
Non-Agency	655	—	655	29	(20)	664	6.75%
	2,564,339	55,770	2,620,109	69,111	(482)	2,688,738
CMBS:
Agency	1,890,186	15,414	1,905,600	93,763	(6)	1,999,357	3.30%
Non-Agency	1,283	(780)	503	523	—	1,026	7.06%
	1,891,469	14,634	1,906,103	94,286	(6)	2,000,383
CMBS IO (2):
Agency	—	298,900	298,900	7,431	(706)	305,625	0.65%
Non-Agency	—	189,245	189,245	4,329	(157)	193,417	0.62%
	—	488,145	488,145	11,760	(863)	499,042

Total MBS:	$4,455,808	$558,549	$5,014,357	$175,157	$(1,351)	$5,188,163
(1) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance (or by notional balance in the case of an IO security).
(2) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $13,404,824 and $9,799,629 respectively, as of December 31, 2019.

	December 31, 2018
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	WAC (1)
RMBS:
Agency	$2,118,639	$56,744	$2,175,383	$8,902	$(26,264)	$2,158,021	3.95%
Non-Agency	856	—	856	24	(22)	858	6.75%
	2,119,495	56,744	2,176,239	8,926	(26,286)	2,158,879
CMBS:
Agency	1,071,906	8,518	1,080,424	6,141	(29,550)	1,057,015	3.22%
Non-Agency	3,040	(2,037)	1,003	413	—	1,416	6.47%
	1,074,946	6,481	1,081,427	6,554	(29,550)	1,058,431
CMBS IO (2):
Agency	—	287,062	287,062	4,281	(239)	291,104	0.55%
Non-Agency	—	240,681	240,681	1,675	(1,306)	241,050	0.57%
	—	527,743	527,743	5,956	(1,545)	532,154

Total MBS:	$3,194,441	$590,968	$3,785,409	$21,436	$(57,381)	$3,749,464
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

The following table presents information regarding the "loss on sale of investments, net" on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Year Ended
	December 31,
	2019		2018		2017
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$796,699	$506	$217,837	$(7,785)	$716,560	$(12,392)
Agency CMBS	213,199	(6,493)	242,029	(9,218)	252,624	(135)
Agency CMBS IO	23,168	232	15,700	146	—	—
Non-Agency RMBS	—	—	—	—	16,407	42
Non-Agency CMBS	—	—	—	—	35,705	1,199
Non-Agency CMBS IO	—	—	8,695	51	—	—
U.S. Treasuries	—	—	248,803	(6,567)	51,797	(244)
	$1,033,066	$(5,755)	$733,064	$(23,373)	$1,073,093	$(11,530)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	December 31, 2019			December 31, 2018
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$215,792	$(1,139)	27	$581,440	$(1,793)	28
Non-Agency MBS	13,607	(146)	7	70,876	(581)	22

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$75,745	$(35)	2	$1,543,892	$(54,260)	88
Non-Agency MBS	1,099	(31)	5	46,154	(747)	19

Because the principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac which have AAA ratings due to the Treasury’s commitment of capital under the Senior Preferred Stock Purchase Agreement, the Company does not consider any of the unrealized losses on its Agency MBS to be credit related. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. Based on this analysis, the Company has determined that the unrealized losses on its Agency MBS as of December 31, 2019 and December 31, 2018 were temporary.

The Company reviews any non-Agency MBS in an unrealized loss position to evaluate whether any decline in fair value represents an OTTI. The evaluation includes a review of the credit ratings of the non-Agency MBS, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

collateral losses. The Company also assesses its ability and intent to hold any non-Agency MBS with an unrealized loss until the recovery in its value in accordance with GAAP. The Company performed this evaluation for its non-Agency MBS in an unrealized loss position and has determined that there have not been any adverse changes in the timing or amount of estimated future cash flows that necessitate a recognition of OTTI amounts as of December 31, 2019 or December 31, 2018.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of December 31, 2019 and December 31, 2018 are summarized in the following tables:

	December 31, 2019			December 31, 2018
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,594,645	1.96%	$2,647,638	$1,887,878	2.66%	$1,998,922
Agency CMBS	1,735,848	1.98%	1,901,452	919,833	2.51%	986,861
Agency CMBS IO	255,912	2.30%	282,522	253,258	2.96%	285,247
Non-Agency CMBS IO	165,943	2.67%	193,013	207,015	3.38%	240,574
Total repurchase agreements	$4,752,348	2.01%	$5,024,625	$3,267,984	2.69%	$3,511,604

The Company also had $6,180 and $58,915 payable to counterparties as of December 31, 2019 and December 31, 2018, respectively, which consisted of financial instruments pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	December 31, 2019			December 31, 2018
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$2,078,185	2.12%	34	$2,319,911	2.74%	56
30 to 90 days	2,674,163	1.93%	52	948,073	2.55%	89
Total	$4,752,348	2.01%	45	$3,267,984	2.69%	66

As of December 31, 2019 the Company had greater than 5% of its equity at risk with Wells Fargo Bank, N.A. and its affiliates. The Company had $315,413 outstanding and $37,706 of its equity at risk as of that date at a combined weighted average borrowing rate of 1.86%, of which $163,400 of the amount outstanding was under the Company’s committed repurchase facility with Wells Fargo which has an aggregate maximum borrowing capacity of $250,000. The weighted average borrowing rate for this facility was 2.67% as of December 31, 2019 and has a maturity date of June 11, 2021.

As of December 31, 2019, the Company had repurchase agreement amounts outstanding with 25 of its 38 available repurchase agreement counterparties. The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of December 31, 2019 and December 31, 2018:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2019
Repurchase agreements	$4,752,348	$—	$4,752,348	$(4,752,348)	$—	$—

December 31, 2018
Repurchase agreements	$3,267,984	$—	$3,267,984	$(3,267,984)	$—	$—
(1) Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

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

Types and Uses of Derivatives Instruments
Interest Rate Derivatives. Changing interest rates impact the fair value of the Company’s investments as well as the interest rates on the Company’s repurchase agreement borrowings used to finance its investments. The Company primarily uses interest rate swaps as economic hedges to mitigate declines in book value and to protect some portion of the Company's earnings from rising interest rates. The Company may also periodically utilize other types of interest rate derivatives, such as interest rate swaptions and Eurodollar and U.S. Treasury futures as economic hedges.
TBA Transactions. The Company may also purchase TBA securities as a means of investing in non-specified fixed-rate Agency RMBS, and may also periodically sell TBA securities as a means of economically hedging its book value exposure to Agency RMBS as well as earnings exposure from rising financing costs. The Company holds long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased (or sold) for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date.
The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Type of Derivative Instrument	Balance Sheet Location	Purpose	December 31, 2019	December 31, 2018
Interest rate swaps (1)	Derivative assets	Economic hedging	$—	$324
Interest rate swaptions	Derivative assets	Economic hedging	573	—
Options on U.S. Treasury futures	Derivative assets	Economic hedging	2,883	—
TBA securities - long positions	Derivative assets	Investing	834	6,239
			$4,290	$6,563

TBA securities - short positions	Derivative liabilities	Economic hedging	$(974)	$—
U.S. Treasury futures	Derivative liabilities	Economic hedging	—	(1,218)
			$(974)	$(1,218)
(1) Amounts shown as of December 31, 2019 and December 31, 2018 are net of $(9,265) paid and $8,424 received, respectively, in variation margin which is recorded on the Company’s consolidated balance sheets within “restricted cash.” As of December 31, 2019, all of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral. The amount shown as of December 31, 2018 is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME as of that date.

The table below provides detail of the Company’s “(loss) gain on derivative instruments, net” by type of derivative for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2019	2018	2017
Interest rate swaps	$(202,450)	$10,363	$(2,632)
Interest rate swaptions	(5,607)	—	—
Eurodollar futures	2,359	1,887	821
U.S. Treasury futures	(109)	(4,609)	—
Options on U.S. Treasury futures	(1,422)	(658)	—
TBA securities - long positions	20,020	(10,737)	5,757
TBA securities - short positions	260	293	(902)
(Loss) gain on derivative instruments, net	$(186,949)	$(3,461)	$3,044

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Interest Rate Swaps

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	December 31, 2019
		Weighted-Average
Years to Maturity:	Notional Amount	Pay Rate	Life Remaining (in Years)
< 3 years	$2,860,000	1.58%	1.5
>3 and < 6 years	700,000	1.43%	4.7
>6 and < 10 years	545,000	1.78%	9.4
>10 years	120,000	2.84%	27.7
Total	$4,225,000	1.62%	3.8

	December 31, 2018
		Weighted-Average
Years to Maturity:	Notional Amount	Pay Rate	Life Remaining (in Years)
< 3 years	$1,560,000	1.96%	1.4
>3 and < 6 years	1,230,000	2.23%	4.4
>6 and < 10 years	1,505,000	2.80%	8.3
>10 years	220,000	2.81%	21.9
Total	$4,515,000	2.35%	5.5

Options

The following table presents information about the Company’s options outstanding as of December 31, 2019:(1)

	December 31, 2019
	Option			Underlying Instrument
	Cost Basis	Fair Value	Maturity Date	Notional Amount	Rate (2)	Term in Years
Pay-fixed interest rate swaptions	$6,180	$573	January 16, 2020	$750,000	2.07%	10.0
Options on U.S. Treasury futures	4,359	2,883	Febuary 21, 2020	1,350,000	n/a	10.0
Total	$10,539	$3,456		$2,100,000
(1) The Company did not have any options as of December 31, 2018.
(2) Weighted average based on notional amount of the underlying instrument.

TBA Securities

The following table summarizes information about the Company's TBA securities as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2019		December 31, 2018
	Long Positions	Short Positions	Long Positions	Short Positions
Implied market value (1)	$442,161	$(520,117)	$888,469	$—
Implied cost basis (2)	441,327	(519,143)	882,230	—
Net carrying value (3)	$834	$(974)	$6,239	$—
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

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the periods indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2018	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of December 31, 2019
Interest rate swaps	$4,515,000	$6,560,000	$(6,850,000)	$4,225,000
Interest rate swaptions	—	1,500,000	(750,000)	750,000
Eurodollar futures	—	9,000,000	(9,000,000)	—
U.S. Treasury futures	50,000	—	(50,000)	—
Options on U.S. Treasury futures	—	1,350,000	—	1,350,000
TBA long positions	860,000	7,615,000	(8,040,000)	435,000
TBA short positions	—	1,800,000	(2,300,000)	(500,000)

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2019 and December 31, 2018:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2019
Interest rate swaptions	$573	$—	$573	$—	$—	$573
Options on U.S. Treasury future	2,883	—	2,883	—	—	2,883
TBA securities-long positions	834	—	834	(380)	—	454
Derivative assets	$4,290	$—	$4,290	$(380)	$—	$3,910
December 31, 2018
Interest rate swaps	$324	$—	$324	$—	$—	$324
TBA securities-long positions	6,239	—	6,239	—	(1,719)	4,520
Derivative assets	$6,563	$—	$6,563	$—	$(1,719)	$4,844

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2019
TBA securities-short positions	(974)	—	(974)	380	—	(594)
Derivative liabilities	$(974)	$—	$(974)	$380	$—	$(594)

December 31, 2018
U.S. Treasury futures	(1,218)	—	(1,218)	—	1,218	—
Derivative liabilities	$(1,218)	$—	$(1,218)	$—	$1,218	$—
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability and also considers all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability. ASC Topic 820 established a valuation hierarchy of three levels as follows:

•Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 – Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs either directly observable or indirectly observable through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
•Level 3 – Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best estimate of how market participants would price the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis by their valuation hierarchy levels as of the dates indicated:

	December 31, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$5,188,163	$—	$5,186,473	$1,690	$3,749,464	$—	$3,747,190	$2,274
Derivative assets:
Interest rate swaps	—	—	—	—	324	—	324	—
Interest rate swaptions	573	—	573	—	—	—	—	—
Options on U.S. Treasury futures	2,883	2,883	—	—	—	—	—	—
TBA securities-long positions	834	—	834	—	6,239	—	6,239	—
Total assets carried at fair value	$5,192,453	$2,883	$5,187,880	$1,690	$3,756,027	$—	$3,753,753	$2,274

Liabilities carried at fair value:
TBA-short positions	974	—	974	—	—	—	—	—
Futures	—	—	—	—	1,218	1,218	—	—
Total liabilities carried at fair value	$974	$—	$974	$—	$1,218	$1,218	$—	$—

The fair value of interest rate swaps is measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. As of December 31, 2019, all of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral. The amount shown as of December 31, 2018 for interest rate swaps is the unsettled fair value of the instruments subject to bilateral agreements and not centrally cleared through the CME

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

as of that date. The fair value of interest rate swaptions is based on the fair value of the underlying interest rate swap and time remaining until its expiration. U.S. Treasury futures (held as of December 31, 2018) and options on U.S. Treasury futures (held as of December 31, 2019) are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. The fair value of TBA securities is estimated using methods similar those used to fair value the Company’s Level 2 MBS.

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

The activity of the Company’s non-Agency MBS measured at fair value on a recurring basis using Level 3 inputs is presented in the following table for the periods indicated:

	Year Ended
	December 31,
	2019	2018
Balance as of beginning of period	$2,274	$7,243
Unrealized gain included in OCI	117	(1,850)
Principal payments	(1,958)	(5,071)
Accretion	1,257	1,952
Balance as of end of period	$1,690	$2,274

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents a summary of the carrying value and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage-backed securities	$5,188,163	$5,188,163	$3,749,464	$3,749,464
Mortgage loans held for investment, net (1)	9,405	8,642	11,527	8,566
Derivative assets	4,290	4,290	6,563	6,563
Liabilities:
Repurchase agreements (2)	$4,752,348	$4,752,348	$3,267,984	$3,267,984
Non-recourse collateralized financing (1)	2,733	2,743	3,458	3,475
Derivative liabilities	974	974	1,218	1,218
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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share, of which the Company’s Board of Directors has designated 8,000,000 shares of 8.50% Series A Preferred Stock and 7,000,000 shares of 7.625% Series B Preferred Stock, (the “Series A Preferred Stock” and the “Series B Preferred Stock” or collectively, the “Preferred Stock”). The Company had 2,300,000 shares of its Series A Preferred Stock and 4,488,330 shares of its Series B Preferred Stock issued and outstanding as of December 31, 2019 compared to 2,300,000 shares of Series A Preferred Stock and 3,654,594 shares of Series B Preferred Stock as of December 31, 2018.

The Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company's Preferred Stock may be redeemed in whole, or in part, at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet. The Series A Preferred Stock pays a cumulative cash dividend equivalent to 8.50% of the $25.00 liquidation preference per share each year and the Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Company paid its regular quarterly dividends of $0.053125 and $0.4765625 on its Series A and Series B Preferred Stock, respectively, for the fourth quarter on January 15, 2020 to shareholders of record as of January 1, 2020.

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

The following table summarizes information regarding monthly dividend declarations on the Company’s common stock during the year ended December 31, 2019:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Year Ended
	December 31, 2019
Declaration Date	Amount Declared (1)	Record Date	Payment Date
January 7, 2019	$0.18	January 18, 2019	January 31, 2019
January 28, 2019	0.18	February 14, 2019	February 28, 2019
March 12, 2019	0.18	March 22, 2019	April 1, 2019
April 10, 2019	0.18	April 22, 2019	May 1, 2019
May 16, 2019	0.18	May 28, 2019	June 7, 2019
June 6, 2019	0.18	June 26, 2019	July 3, 2019
July 8, 2019	0.18	July 22, 2019	August 1, 2019
August 12, 2019	0.15	August 22, 2019	September 3, 2019
September 11, 2019	0.15	September 23, 2019	October 1, 2019
October 11, 2019	0.15	October 21, 2019	November 1, 2019
November 12, 2019	0.15	November 22, 2019	December 2, 2019
December 11, 2019	0.15	December 23, 2019	January 2, 2020
(1) Amounts declared have been adjusted to reflect the effect of the 1-for-3 reverse stock split.

Stock and Incentive Plans. The Company’s 2018 Stock and Incentive Plan, which replaced the Company’s 2009 Stock and Incentive Plan (the “2009 Plan”), reserves for issuance up to 1,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Total stock-based compensation expense recognized by the Company for the year ended December 31, 2019 was $1,205 compared to $1,231 and $1,954 for the years ended December 31, 2018 and December 31, 2017, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Year Ended
	December 31,
	2019		2018		2017
	Shares (1)	Weighted Average Grant Date Fair Value Per Share (1)	Shares (1)	Weighted Average Grant Date Fair Value Per Share (1)	Shares (1)	Weighted Average Grant Date Fair Value Per Share (1)
Restricted stock outstanding as of beginning of period (2)	113,904	$19.19	117,701	$21.02	184,465	$22.65
Restricted stock granted	68,004	18.09	71,053	18.95	46,056	20.28
Restricted stock vested (2)	(62,695)	19.20	(74,850)	21.85	(112,820)	23.37
Restricted stock outstanding as of end of period (2)	119,213	$18.56	113,904	$19.19	117,701	$21.02
(1) Amounts have been adjusted to reflect the effect of the 1-for-3 reverse stock split.
(2) Amounts include awards previously granted under the 2009 Plan which will remain outstanding in accordance with their terms. The Company is no longer granting new equity awards under the 2009 Plan.

As of December 31, 2019, the grant date fair value of the Company’s remaining nonvested restricted stock is $1,258 which will be amortized into compensation expense over a weighted average period of 1.6 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 7 – MORTGAGE LOANS HELD FOR INVESTMENT, NET AND RELATED NON-RECOURSE COLLATERALIZED FINANCING

The Company's mortgage loans held for investment, net are single-family mortgage loans which were originated or purchased by the Company prior to 2000. The amortized cost of these loans declined to $9,501 as of December 31, 2019 from $11,623 as of December 31, 2018 due primarily to principal payments. An allowance has been established for currently existing and probable losses on the Company's mortgage loans held for investment, which was $95 as of December 31, 2019 compared to $96 as of December 31, 2018. The Company's single-family mortgage loans are evaluated individually for impairment on a quarterly basis considering various factors including whether a loan is delinquent, the Company’s historical experience with similar types of loans, historical cure rates of delinquent loans, and historical and anticipated loss severity of the mortgage loans as they are liquidated. The Company recorded $120, $50, and $80 as provision for loan losses for the years ended December 31, 2019, 2018, and 2017, respectively, which is included within ”other operating income (expense), net” on the Company's consolidated statements of comprehensive income (loss).

The majority of the Company's mortgage loans held for investment, net is pledged as collateral for the one remaining class of the Company's single-family securitization financing bond, which is recorded on the Company's balance sheet as "non-recourse collateralized financing". As of December 31, 2019, $3,452 of the principal balance of the Company’s mortgage loans held for investment was pledged as collateral for the Company's non-recourse collateralized financing which had a remaining principal balance of $2,764. As of December 31, 2018, $4,141 of the principal balance of the Company's mortgage loans held for investment was pledged as collateral for the remaining principal balance of the outstanding bonds of $3,502.

NOTE 8 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its NOL carryforward was $23,334 for the year ended December 31, 2019, $21,085 for the year ended December 31, 2018, and $21,332 for the year ended December 31, 2017. After common and preferred dividend distributions during those years as well as utilization of the Company's NOL carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2019 and did not incur any material income tax liability for the years ending December 31, 2018 or December 31, 2017.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2019, December 31, 2018, or December 31, 2017, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 9 – RELATED PARTY TRANSACTIONS
As noted in previous filings, DCI, a former affiliate of the Company and formerly known as Dynex Commercial, Inc., was named a party to several lawsuits in 1999 and 2000 regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. The Company was named a party to several of the lawsuits (the “DCI Litigation”) due to its affiliation with DCI. In December 2000, the Company and DCI entered into a Litigation Cost Sharing Agreement (the “Agreement”) whereby the Company agreed to advance DCI's portion of the costs of defending against the DCI Litigation. In addition, the Company advanced approximately $1,702 of legal fees related to the DCI litigation prior to the effective date of the Agreement. As discussed in Part 1, Item 3 of this Annual Report on Form 10-K, certain plaintiffs are seeking to enforce a judgment obtained against DCI against the Company under various legal theories including pursuant to the Agreement. The Company has continued to fund the costs of defense for DCI pursuant to the Agreement. DCI costs advanced by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum subject to a maximum of 12% under Virginia law. The Company's advances to cover DCI's costs during the years ended December 31, 2019, 2018, and 2017 were $63, $307, and $30, respectively, not including interest. The total amount due to the Company under the Agreement and the amounts advanced prior to the Agreement relating to the DCI Litigation including interest was $13,272 as of December 31, 2019. Because DCI does not currently have any assets, the amount due as of December 31, 2019 has been

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

fully reserved for collectability by the Company. DCI is currently wholly owned by a company unaffiliated with the Company. An executive of the Company is the sole shareholder of this unaffiliated company.

NOTE 10 - QUARTERLY RESULTS (UNAUDITED)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$39,957	$43,748	$44,502	$41,961
Interest expense	26,276	30,813	31,256	25,766
Net interest income	13,681	12,935	13,246	16,195
(Loss) gain on derivative instruments, net	(61,697)	(117,535)	(50,709)	42,992
(Loss) gain on sale of investments, net	—	(10,360)	4,605	—
Fair value adjustments	(13)	(16)	(13)	(14)
Other operating (expense) income, net	(231)	256	25	(28)
General and administrative expenses	(3,954)	(4,265)	(3,758)	(4,010)
Preferred stock dividends	(3,059)	(3,206)	(3,341)	(3,361)
Net (loss) income to common shareholders	(55,273)	(122,191)	(39,945)	51,774
Other comprehensive income (loss)	86,467	111,127	55,195	(43,204)
Comprehensive income (loss) to common shareholders	$31,194	$(11,064)	$15,250	$8,570
Net (loss) income per common share	$(2.42)	$(4.98)	$(1.65)	$2.26
Dividends declared per common share	$0.54	$0.54	$0.48	$0.45
	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$25,190	$25,922	$26,925	$32,014
Interest expense	11,595	14,175	14,751	19,053
Net interest income	13,595	11,747	12,174	12,961
Gain (loss) on derivative instruments, net	38,354	20,667	19,499	(81,981)
Loss on sale of investments, net	(3,775)	(12,444)	(1,726)	(5,428)
Fair value adjustments	29	27	12	(16)
Other operating expense, net	(253)	(339)	(409)	(566)
General and administrative expenses	(3,643)	(4,006)	(3,964)	(3,492)
Preferred stock dividends	(2,940)	(2,942)	(2,956)	(2,963)
Net income (loss) to common shareholders	41,367	12,710	22,630	(81,485)
Other comprehensive (loss) income	(45,462)	(9,760)	(21,914)	50,054
Comprehensive (loss) income to common shareholders	$(4,095)	$2,950	$716	$(31,431)
Net income (loss) per common share	$2.22	$0.68	$1.18	$(4.02)
Dividends declared per common share	$0.54	$0.54	$0.54	$0.54

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

•the Company’s Board of Directors declared two monthly cash dividends of $0.15 per common share payable on February 3, 2020 and March 2, 2020 to shareholders of record on January 21, 2020 and February 24, 2020, respectively.

•the Company issued 4,460,000 shares of 6.90% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with a par value of $0.01 and a liquidation value of $25.00 per share for which it received net proceeds of $107,988.

•the Company announced that on March 14, 2020 all 2,300,000 shares outstanding of its 8.50% Series A Preferred Stock and on March 16, 2020 approximately 1,700,000 shares of its 7.625% Series B Preferred Stock will be redeemed by the Company at their aggregate liquidation value of $25.00 per share plus any accumulated and unpaid dividends.