Form 10-Q
period 2020-03-31
DYNEX CAPITAL INC
filed 2020-05-11
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)
4991 Lake Brook Drive, Suite 100
Glen Allen,	Virginia	23060-9245
(Address of principal executive offices)		(Zip Code)
	(804)	217-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	DX	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRB	New York Stock Exchange
6.90% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRC	New York Stock Exchange

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
Yes           ☐           No            ☒

On April 30, 2020, the registrant had 22,981,978 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Cash and cash equivalents	$51,411	$62,582
Restricted cash	59,204	71,648
Receivable for securities sold, pledged to counterparties	1,503,571	—
Mortgage-backed securities (including pledged of $3,224,750 and $5,024,625 respectively), at fair value	3,719,706	5,188,163
Mortgage loans held for investment, at fair value (1)	7,922	9,405
Derivative assets	3,031	4,290
Accrued interest receivable	23,104	26,209
Other assets, net	6,269	8,307
Total assets	$5,374,218	$5,370,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,408,106	$4,752,348
Payable for unsettled securities	382,371	6,180
Non-recourse collateralized financing	2,171	2,733
Derivative liabilities	13,640	974
Accrued interest payable	9,606	15,585
Accrued dividends payable	5,424	6,280
Other liabilities	2,293	3,516
Total liabilities	$4,823,611	$4,787,616

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 7,248,330 and 6,788,330 shares issued and outstanding, respectively ($181,208 and $169,708 aggregate liquidation preference, respectively)	$174,709	$162,807
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 22,981,978 and 22,945,993 shares issued and outstanding, respectively	230	229
Additional paid-in capital	858,203	858,347
Accumulated other comprehensive income	246,778	173,806
Accumulated deficit	(729,313)	(612,201)
Total shareholders’ equity	550,607	582,988
Total liabilities and shareholders’ equity	$5,374,218	$5,370,604
See notes to the unaudited consolidated financial statements.
(1) The Company elected the fair value option for its mortgage loans held for investment as of January 1, 2020. Amount shown as of December 31, 2019 is the amortized cost, net of an allowance..

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2020	2019
Interest income	$39,822	$39,957
Interest expense	22,101	26,276
Net interest income	17,721	13,681

Loss on derivative instruments, net	(195,567)	(61,697)
Gain on sale of investments, net	84,783	—
Fair value adjustments, net	(372)	(13)
Other operating expense, net	(423)	(231)
General and administrative expenses:
Compensation and benefits	(2,163)	(1,898)
Other general and administrative	(2,458)	(2,056)
Net loss	(98,479)	(52,214)
Preferred stock dividends	(3,841)	(3,059)
Preferred stock redemption charge	(3,914)	—
Net loss to common shareholders	$(106,234)	$(55,273)

Other comprehensive income:
Unrealized gain on available-for-sale investments, net	$157,755	$86,632
Reclassification adjustment for gain on sale of investments, net	(84,783)	—
Reclassification adjustment for de-designated cash flow hedges	—	(165)
Total other comprehensive income	72,972	86,467
Comprehensive (loss) income to common shareholders	$(33,262)	$31,194

Net loss per common share-basic and diluted	$(4.63)	$(2.42)
Weighted average common shares-basic and diluted	22,963	22,812
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(548)	(548)
Stock issuance	4,460,000	107,988	—	—	—	—	—	107,988
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	67,511	1	306	—	—	307
Repurchase of common stock	—	—	(18,782)	—	(206)	—	—	(206)
Adjustments for tax withholding on share-based compensation	—	—	(12,744)	—	(235)	—	—	(235)
Stock issuance costs	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	(98,479)	(98,479)
Dividends on preferred stock	—	—	—	—	—	—	(3,841)	(3,841)
Dividends on common stock	—	—	—	—	—	—	(10,330)	(10,330)
Other comprehensive income	—	—	—	—	—	72,972	—	72,972
Balance as of March 31, 2020	7,248,330	$174,709	22,981,978	$230	$858,203	$246,778	$(729,313)	$550,607

Balance as of December 31, 2018	5,954,594	$142,883	20,939,073	$209	$818,861	$(35,779)	$(399,021)	$527,153
Stock issuance	213,468	5,015	3,109,047	31	53,841	—	—	58,887
Restricted stock granted, net of amortization	—	—	50,821	1	297	—	—	298
Adjustments for tax withholding on share-based compensation	—	—	(16,231)	—	(296)	—	—	(296)
Stock issuance costs	—	—	—	—	(212)	—	—	(212)
Net loss	—	—	—	—	—	—	(52,214)	(52,214)
Dividends on preferred stock	—	—	—	—	—	—	(3,059)	(3,059)
Dividends on common stock	—	—	—	—	—	—	(12,350)	(12,350)
Other comprehensive income	—	—	—	—	—	86,467	—	86,467
Balance as of March 31, 2019	6,168,062	$147,898	24,082,710	$241	$872,491	$50,688	$(466,644)	$604,674
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(98,479)	$(52,214)
Adjustments to reconcile net loss to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	3,105	(5,056)
(Decrease) increase in accrued interest payable	(5,979)	2,631
Loss on derivative instruments, net	195,567	61,697
Gain on sale of investments, net	(84,783)	—
Fair value adjustments, net	372	13
Amortization of investment premiums, net	33,118	31,083
Other amortization and depreciation, net	499	222
Stock-based compensation expense	307	298
Change in other assets and liabilities, net	254	1,625
Net cash and cash equivalents provided by operating activities	43,981	40,299
Investing activities:
Purchase of investments	(155,594)	(1,019,100)
Principal payments received on investments	140,032	73,817
Proceeds from sales of investments	487,464	—
Principal payments received on mortgage loans held for investment	615	646
Net payments on derivatives, including terminations	(187,822)	(62,382)
Other investing activities	—	(102)
Net cash and cash equivalents provided by (used in) investing activities	284,695	(1,007,121)
Financing activities:
Borrowings under repurchase agreements	16,555,552	32,608,826
Repayments of repurchase agreement borrowings	(16,899,794)	(31,623,917)
Principal payments on non-recourse collateralized financing	(569)	(242)
Proceeds from issuance of preferred stock	107,988	5,015
Proceeds from issuance of common stock	—	53,872
Cash paid for redemption of preferred stock	(100,000)	—
Cash paid for stock issuance costs	—	(185)
Cash paid for common stock repurchases	(206)	—
Payments related to tax withholding for stock-based compensation	(235)	(296)
Dividends paid	(15,027)	(22,292)
Net cash and cash equivalents (used in) provided by financing activities	(352,291)	1,020,781

Net (decrease) increase in cash, cash equivalents, and restricted cash	(23,615)	53,959
Cash, cash equivalents, and restricted cash at beginning of period	134,230	88,704
Cash, cash equivalents, and restricted cash at end of period	$110,615	$142,663
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$28,074	$23,807
See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (“Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in debt securities, the majority of which are specified pools of Agency mortgage-backed securities (“MBS”) consisting of commercial MBS (“CMBS”), residential MBS (“RMBS”), and CMBS interest-only (“IO”) securities and non-Agency MBS, which consist mainly of CMBS IO. Agency MBS have a guaranty of principal payment by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from U.S. Treasury. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment. The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”).

Impact of COVID-19

As a result of the economic, health and market turmoil brought about by the corononavirus (“COVID-19”) pandemic, fixed income and equity markets experienced severe disruption during mid-March of 2020, including securities in which we invest, which caused asset prices to fall and margin calls from derivative and repurchase agreement counterparties to increase. The Agency MBS market largely stabilized after the Federal Reserve announced that it would purchase Agency RMBS and CMBS as well as U.S. Treasuries in the amounts needed to support smooth market functioning. In addition, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide economic relief to individuals, businesses, state and local governments, and the health care system. The CARES Act includes mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments and individual states have adopted similar policies addressing loan payments, rent payments, foreclosures and evictions. The Company is not able to predict the impact these policies may have on its investments at this time. The impact of forbearance on the Company’s MBS could range from immaterial to significant depending on actual losses incurred on underlying loans as well as future public policy choices, and actions by the GSEs, their regulator the Federal Housing Finance Authority ("FHFA"), the Federal Reserve, and federal and state governments. There can be no assurance as to how these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may be materially adversely affected.

As interest rates rallied given uncertainty around the impact of COVID-19, the Company sold a significant portion of its Agency RMBS portfolio in early March prior to asset prices falling, realizing significant gains upon sale. The Company also terminated the majority of its interest rate swaps given the reduction in the size of its portfolio and the lower interest rate environment. In addition, as explained in Note 7, the Company has subsequently sold a significant portion of its Agency CMBS since March 31, 2020. At this time, the Company is uncertain as to the amount and timing of reinvestment of these proceeds and for the very near-term is focused on book value and capital preservation. Details on management’s actions taken in response to the market disruption caused by COVID-19 are described within certain of these Notes to the Unaudited Consolidated Financial Statements.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included; however, uncertainty over the continuing impact that COVID-19 will have on the global economy and on the Company’s business makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

COVID-19. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2020. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC.

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

The Company consolidates a securitization trust, which has residential mortgage loans included in “mortgage loans held for investment” on its consolidated balance sheet, of which a portion is pledged as collateral for one remaining bond recorded as “non-recourse collateralized financing” on its consolidated balance sheet. The Company owns the subordinate class in the trust and has been deemed the primary beneficiary.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to shareholders after consideration of its net operating loss (“NOL”) carryforward and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or capital gains that is distributed as dividends to shareholders.

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities and records these liabilities, if any, to the extent they are deemed more likely than not to have been incurred.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2020 or March 31, 2019.

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

Because the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) and its 6.9000% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (collectively, the “Preferred Stock”) are redeemable at the Company’s option for cash only and may convert into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIB and Article IIIC of the Company’s Articles of Amendment to the Restated Articles of Incorporation (the “Restated Articles of Incorporation, as amended”), the effect of those shares and their related dividends is excluded from the calculation of diluted net income per common share.

The Company’s weighted average common shares outstanding and net loss per common share amounts presented on its consolidated statement of comprehensive income for the three months ended March 31, 2019 have been restated to reflect the effect of the 1-for-3 reverse stock split effected by the Company in June of 2019.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of March 31, 2020 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2020:

March 31, 2020
Cash and cash equivalents	$51,411
Restricted cash	59,204
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$110,615

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Mortgage-Backed Securities

The Company’s MBS are designated as available-for-sale (“AFS”) and are recorded at fair value on the Company’s consolidated balance sheet. Changes in unrealized gain (loss) on the Company’s MBS are reported in other comprehensive income (“OCI”) until the investment is sold or matures. Although the Company generally intends to hold its AFS securities until maturity, it may sell any of these securities as part of the overall management of its business. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method.

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

The Company does not currently hold any non-Agency MBS that were purchased at a discount with credit ratings of less than ‘AA’ or not rated by any of the nationally recognized credit rating agencies at the time of purchase.

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from third-party pricing services and broker quotes. The remainder of the Company’s MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancements as well as certain other relevant information. Please refer to Note 5 for further discussion of MBS fair value measurements.

Allowance for Credit Losses. The Company recently adopted Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses. On at least a quarterly basis, the Company evaluates any MBS with a fair value less than its amortized cost for credit losses. If the difference between the present value of cash flows expected to be collected on the MBS is less than its amortized cost, the difference is recorded as an allowance for credit loss through net income up to and not exceeding the amount that the amortized cost exceeds current fair value. Subsequent changes in credit loss estimates are recognized in earnings in the period in which they occur. Because the majority of the Company’s investments are higher credit quality and most are guaranteed by a GSE, the Company is not likely to have an allowance for credit losses recorded on its consolidated balance sheet.

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

Derivative Instruments

The Company’s derivative instruments include interest rate swaps, futures, options, and forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis, commonly referred to as to-be-announced (“TBA”) securities. Derivative instruments are reported at their fair value on the Company’s consolidated balance sheet as derivative assets if in a gain position or as derivative liabilities if in a loss position, at the end of the period reported. All periodic interest benefits/costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

Generally, the Company enters into pay-fixed interest rate swaps, which involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. From time to time the Company may also enter into receive-fixed interest rate swaps that involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company’s interest rate swap agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”). The Company’s CME cleared swaps require that the Company post initial margin as collateral, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. The exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability.

The Company may also enter into long and short positions in U.S. Treasury futures contracts. U.S. Treasury futures are valued based on exchange pricing with daily margin settlements. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract. Unlike interest rate swaps, the Company does not treat the daily margin exchanges for its U.S. Treasury futures as legal settlement of the instrument.

The Company currently holds put options on U.S. Treasury futures which provide the Company the right, but not an obligation, to buy U.S. Treasury futures at a predetermined notional amount and stated term in the future. Put options on U.S. Treasury futures are valued based on exchange pricing without daily exchanges of margin amounts. The Company records the premium paid for the option contract as a derivative asset on its consolidated balance sheet and adjusts the balance for changes in fair value through “gain (loss) on derivative instruments” until the option is exercised or the contract expires. The Company may also purchase options for interest rate swaps (“interest rate swaptions”) which are accounted for similarly.

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

As previously disclosed in the 2019 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement", that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. The Receiver subsequently filed a claim for damages with the Northern District Court of approximately $12,600, while the Company filed claims for damages ranging from $13,300 to $30,600, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Agreement and amounts incurred under the Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company has disputed, among other things, that the Receiver's Objections as not supportable under Virginia law and has further refined its damages claim to range from $13,300 based on simple interest to $17,800 based on a combination of simple and compound interest, which the Company believes is supportable under Virginia law. On March 5, 2020, the Company filed its response to the DCI Plaintiffs opening brief filed on February 4, 2020 in the Court of Appeals for the Fifth Circuit. There have been no other material developments in this matter during the three months ended March 31, 2020. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Virginia law, that the likelihood of loss is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss cannot be reasonably estimated, and therefore, no

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

contingent liability has been recorded.

Recently Issued and Adopted Accounting Pronouncements

The Company reviews all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the three months ended March 31, 2020 that are expected to have a material impact on the Company’s financial condition or results of operations.

As of January 1, 2020, the Company elected the fair value option for its mortgage loans held for investment pursuant to the provisions of ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, which was issued in May of 2019. Management chose to elect the fair value option for its mortgage loans because the majority of the Company’s investments are represented on its consolidated balance sheet at fair value. The election of the fair value option resulted in a cumulative adjustment of $(548) to retained earnings on its consolidated balance sheet as of January 1, 2020. The Company does not expect its election of the fair value option for its mortgage loans to have a material impact on its future consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. The Company does not believe this ASU will have a material impact on its consolidated financial statements.

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company’s MBS are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s MBS by investment type (including securities pending settlement) as of the dates indicated:

	March 31, 2020
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency CMBS	$2,104,738	$16,937	$2,121,675	$207,436	$(892)	$2,328,219
Agency RMBS	868,191	19,240	887,431	44,005	—	931,436
CMBS IO (1)	—	462,675	462,675	2,616	(6,802)	458,489
Non-Agency other	1,833	(686)	1,147	472	(57)	1,562
Total MBS:	$2,974,762	$498,166	$3,472,928	$254,529	$(7,751)	$3,719,706
(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $13,274,419 and $9,680,637 respectively, as of March 31, 2020.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2019
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency CMBS	$1,890,186	$15,414	$1,905,600	$93,763	$(6)	$1,999,357
Agency RMBS	2,563,684	55,770	2,619,454	69,082	(462)	2,688,074
CMBS IO (2)	—	488,145	488,145	11,760	(863)	499,042
Non-Agency other	1,938	(780)	1,158	552	(20)	1,690
Total MBS:	$4,455,808	$558,549	$5,014,357	$175,157	$(1,351)	$5,188,163
(1) The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $13,404,824 and $9,799,629, respectively, as of December 31, 2019.

Actual maturities of MBS are affected by the contractual lives of the underlying mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore, actual maturities are generally shorter than the securities' stated contractual maturities.

The following table presents information regarding the "gain on sale of investments, net" on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated (1):

	Three Months Ended
	March 31,
	2020		2019
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$1,817,350	$64,094	$—	$—
Agency CMBS	173,684	20,689	—	—
	$1,991,034	$84,783	$—	$—
(1) Please refer to Note 7 for important information regarding significant sales of MBS and payoff of associated repurchase agreement borrowings subsequent to March 31, 2020.

Included in the table above are securities sold with an amortized cost of $1,431,025 which were unsettled as of March 31, 2020 and were pledged as collateral for repurchase agreement borrowings of $1,442,492. The sale proceeds of $1,503,571 to be received for the unsettled portion are recorded as “receivable for securities sold” on the Company’s consolidated balance sheet as of March 31, 2020.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	March 31, 2020			December 31, 2019
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$322,607	$(5,846)	56	$215,792	$(1,139)	27
Non-Agency MBS	115,425	(1,804)	51	13,607	(146)	7

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$388	$(79)	2	$75,745	$(35)	2
Non-Agency MBS	111	(22)	4	1,099	(31)	5

The unrealized losses on the Company’s MBS are not credit related, therefore the Company’s allowance for credit losses is $0 as of March 31, 2020. The unrealized losses are a result of declines in market prices driven by significant spread widening as a result of MBS market disruption caused by the global pandemic. The principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of March 31, 2020 and December 31, 2019 are summarized in the following tables:

	March 31, 2020			December 31, 2019
Collateral Type	Balance (1)	Weighted Average Rate	Fair Value of Collateral Pledged (1)	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,180,966	1.69%	$2,259,403	$2,594,645	1.96%	$2,647,638
Agency CMBS	1,823,951	1.66%	1,987,487	1,735,848	1.98%	1,901,452
Agency CMBS IO	262,759	1.84%	282,150	255,912	2.30%	282,522
Non-Agency CMBS IO	140,430	2.30%	170,782	165,943	2.67%	193,013
Total repurchase agreements	$4,408,106	1.71%	$4,699,822	$4,752,348	2.01%	$5,024,625
(1) Please refer to Note 7 for important information regarding significant sales of MBS and payoff of associated repurchase agreement borrowings subsequent to March 31, 2020.

The amounts for fair value of collateral pledged in the table above include securities sold but not settled as of March 31, 2020, which are recorded as “receivable for securities sold” on the consolidated balance sheet and for which the Company had $1,442,492 of repurchase agreement borrowings outstanding as of March 31, 2020. The Company also had $382,371 and $6,180 payable to counterparties as of March 31, 2020 and December 31, 2019, respectively, for purchases pending settlement as of those respective dates.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	March 31, 2020			December 31, 2019
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$4,203,459	1.70%	54	$2,078,185	2.12%	34
30 to 90 days	204,647	1.80%	93	2,674,163	1.93%	52
Total	$4,408,106	1.71%	56	$4,752,348	2.01%	45

As of March 31, 2020, the Company had repurchase agreement amounts outstanding with 22 of its 37 available repurchase agreement counterparties. The Company had $694,367 outstanding and $59,542, or approximately 11%, of equity at risk with JP Morgan Chase at a weighted average borrowing rate of 1.63%. The Company did not have more than 10% of its equity at risk with any of its other counterparties as of March 31, 2020. The Company has a committed repurchase facility with Wells Fargo that has an aggregate maximum borrowing capacity of $250,000, of which it had $146,470 outstanding at a weighted average borrowing rate of 1.81% as of March 31, 2020. The facility is available to the Company until its maturity date of June 11, 2021.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of March 31, 2020.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of March 31, 2020 and December 31, 2019:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2020
Repurchase agreements	$4,408,106	$—	$4,408,106	$(4,408,106)	$—	$—

December 31, 2019
Repurchase agreements	$4,752,348	$—	$4,752,348	$(4,752,348)	$—	$—
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 4 – DERIVATIVES

Types and Uses of Derivatives Instruments
Interest Rate Derivatives. Prior to the end of the first quarter of 2020, the Company primarily used interest rate swaps as economic hedges to mitigate declines in book value and to protect some portion of the Company's earnings from rising interest rates; however, the Company substantially reduced its notional balance of interest rate swaps late in the first quarter of 2020 due to the significant reduction of its MBS portfolio. In addition, counterparties began expanding initial margin requirements for interest rate swaps. The Company added short positions in U.S. Treasury futures and increased its holdings of put options on U.S. Treasury futures as these derivative instruments are viewed by management as more liquid and having more favorable margin requirements versus interest rate swaps.

TBA Transactions. The Company purchases TBA securities as a means of investing in non-specified fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its book value exposure to Agency RMBS as well as earnings exposure from rising financing costs. The Company holds long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased (or sold) for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. The Company accounts for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because it cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will not settle in the shortest period possible.

Loss on Derivative Instruments, Net

The table below provides detail of the Company’s “loss on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2020	2019
Interest rate swaps	$(182,181)	$(71,764)
Interest rate swaptions	(573)	—
U.S. Treasury futures	(8,447)	(109)
Options on U.S. Treasury futures	(10,727)	—
TBA securities - long positions	18,432	10,176
TBA securities - short positions	(12,071)	—
Loss on derivative instruments, net	$(195,567)	$(61,697)

The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2020	December 31, 2019
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$3,031	$2,883
Interest rate swaptions	Derivative assets	Economic hedging	—	573
TBA securities - long positions	Derivative assets	Investing	—	834
Total derivatives assets			$3,031	$4,290

U.S. Treasury futures	Derivative liabilities	Economic hedging	$(8,438)	$—
TBA securities - short positions	Derivative liabilities	Economic hedging	(5,202)	(974)
Total derivatives liabilities			$(13,640)	$(974)

Interest Rate Swaps

The Company has interest rate swap agreements outstanding with various counterparties which are centrally cleared through the CME. As explained in Note 1, the exchange of variation margin for CME cleared interest rate swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Because the Company accounts for this daily exchange of variation margin for its CME cleared interest rate swaps as an increase or decrease to the carrying value of the related derivative asset or liability, the fair value of the interest rate swaps nets to $0 on the Company’s consolidated balance sheet. The Company had net settlement amounts of $(1,557) and $(9,265) in variation margin for its interest rate swaps as of March 31, 2020 and December 31, 2019, respectively.

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	March 31, 2020			December 31, 2019
		Weighted-Average			Weighted-Average
Years to Maturity:	Notional Amount	Pay Rate	Life Remaining (in Years)	Notional Amount	Pay Rate	Life Remaining (in Years)
< 3 years	$150,000	1.61%	0.3	$2,860,000	1.58%	1.5
>3 and < 6 years	—	—%	—	700,000	1.43%	4.7
>6 and < 10 years	80,000	0.83%	9.9	545,000	1.78%	9.4
>10 years	—	—%	—	120,000	2.84%	27.7
Total	$230,000	1.34%	3.6	$4,225,000	1.62%	3.8

U.S. Treasury Futures and Options

The following table presents information about the Company’s U.S. Treasury futures and options outstanding as of the dates indicated:

	Cost Basis	Fair Value	Notional Amount
As of March 31, 2020:
Options on U.S. Treasury futures (1)	$14,884	$3,031	1,700,000
U.S. Treasury futures - short positions	n/a	(8,438)	1,177,500

As of December 31, 2019:
Options on U.S. Treasury futures (2)	$4,359	$2,883	$1,350,000
Pay-fixed interest rate swaptions (2)	6,180	573	750,000

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

(1) All futures and options outstanding as of March 31, 2020 will expire in June of 2020.
(2) All options outstanding as of December 31, 2019 expired during the first quarter of 2020.

TBA Securities

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	March 31, 2020		December 31, 2019
	Long Positions	Short Positions	Long Positions	Short Positions
Implied market value (1)	$—	$(549,521)	$442,161	$(520,117)
Implied cost basis (2)	—	(544,319)	441,327	(519,143)
Net carrying value (3)	$—	$(5,202)	$834	$(974)

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

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the period indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2019	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of March 31, 2020
Interest rate swaps	$4,225,000	$2,570,000	$(6,565,000)	$230,000
Interest rate swaptions	750,000	—	(750,000)	—
U.S. Treasury futures	—	1,477,500	(300,000)	1,177,500
Options on U.S. Treasury futures	1,350,000	2,000,000	(1,650,000)	1,700,000
TBA - long positions	435,000	1,905,000	(2,340,000)	—
TBA - short positions	(500,000)	(830,000)	815,000	(515,000)

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2020 and December 31, 2019:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2020
Options on U.S. Treasury futures	$3,031	—	$3,031	$—	$—	$3,031
Derivative assets	$3,031	$—	$3,031	$—	$—	$3,031
December 31, 2019
Interest rate swaptions	$573	$—	$573	$—	$—	$573
Options on U.S. Treasury futures	2,883	—	2,883	—	—	2,883
TBA - long positions	834	—	834	(380)	—	454
Derivative assets	$4,290	$—	$4,290	$(380)	$—	$3,910

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2020
U.S. Treasury futures	$(8,438)	—	$(8,438)	$—	$8,438	$—
TBA - short positions	(5,202)	—	(5,202)	—	1,235	(3,967)
Derivative liabilities	$(13,640)	$—	$(13,640)	$—	$9,673	$(3,967)

December 31, 2019
TBA - short positions	$(974)	—	$(974)	$380	—	$(594)
Derivative liabilities	$(974)	$—	$(974)	$380	$—	$(594)
(1) Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the derivative asset or liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented. Please refer to the consolidated balance sheets for the total cash posted as collateral, which is recorded as "restricted cash," and the total fair value of financial instruments pledged as collateral for derivatives and repurchase agreements, which is shown parenthetically.
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

	March 31, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$3,719,706	$—	$3,718,144	$1,562	$5,188,163	$—	$5,186,473	$1,690
Mortgage loans held for investment	7,922	—	—	7,922	—	—	—	—
Derivative assets:
Options on U.S. Treasury futures	3,031	3,031	—	—	2,883	2,883	—	—
Interest rate swaptions	—	—	—	—	573	—	573	—
TBA securities-long positions	—	—	—	—	834	—	834	—
Total assets carried at fair value	$3,730,659	$3,031	$3,718,144	$9,484	$5,192,453	$2,883	$5,187,880	$1,690

Liabilities carried at fair value:
TBA-short positions	$5,202	$—	$5,202	$—	$974	$—	$974	$—
U.S. Treasury futures	8,438	8,438	—	—	—	—	—	—
Total liabilities carried at fair value	$13,640	$8,438	$5,202	$—	$974	$—	$974	$—

The fair value measurements for the Company's MBS are considered Level 2 when there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets. The Company determines the fair value of its Level 2 securities based on prices received from the Company's primary pricing service as well as other pricing services and brokers. The Company evaluates the third-party prices it receives to assess their

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

reasonableness. Although the Company does not adjust third-party prices, they may be excluded from use in the determination of a security's fair value if they are significantly different from other observable market data. In valuing a security, the primary pricing service uses either a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, or an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. The Company also reviews the assumptions and inputs utilized in the valuation techniques of its primary pricing service. Examples of these observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things.

The Company owns MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 8.8% in measuring the fair value of its Level 3 assets as of March 31, 2020. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the first quarter of 2020 is presented in the following table:

	Three Months Ended
	March 31, 2020
	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period, adjusted (1)	$1,690	$8,857
Change in fair value (2)	(116)	(312)
Principal payments	(105)	(615)
Accretion (amortization) (3)	93	(8)
Balance as of end of period	$1,562	$7,922
(1) See Note 1 for information regarding the Company’s election of the fair value option for its mortgage loans effective January 1, 2020 which were previously reported at amortized cost. The beginning balance shown in this table represents the fair value of the mortgage loans after the cumulative adjustment of $(548) made to the amortized cost of $9,405 as of December 31, 2019.
(2) Change in fair value for other non-Agency MBS is recorded as unrealized gain (loss) in “other comprehensive income” and change in fair value for mortgage loans is net of chargeoffs and recorded as unrealized gain (loss) in “fair value adjustments,net“.
(3) Accretion (amortization) represents the amount of (premium) discount recognized in “interest income” during the period indicated.

The fair value of interest rate swaps is measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. All of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral. U.S. Treasury futures and options on U.S. Treasury futures are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. Unlike its interest rate swaps, the Company does not treat the exchange of variation margin for its U.S. Treasury futures as legal settlement of the instrument. The fair value of interest rate swaptions is based on the fair value of the underlying interest rate swap and time remaining until its expiration. The fair value of TBA securities is estimated using methods similar those used to fair value the Company’s Level 2 MBS.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share. During the three months ended March 31, 2020, the Company’s Board of Directors designated 6,600,000 shares for issuance of 6.90% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and subsequently sold 4,460,000 shares through a public offering for which it received proceeds of $107,988, net of $3,512 in broker commissions and other expenses. The Company used the proceeds to redeem all 2,300,000 outstanding shares of its 8.50% Series A Preferred Stock at an aggregate redemption price of approximately $25.35 per share, which included accumulated and unpaid dividends declared as of the redemption date March 14, 2020. The Company also used the proceeds to partially redeem 1,700,000 shares of its 7.625% Series B Preferred Stock at an aggregate redemption price of approximately $25.32 per share, which included accumulated and unpaid dividends declared as of the redemption date March 16, 2020. The excess of the $25.00 liquidation price per share over the carrying value of the preferred stock redeemed resulted in a charge of $(3,914) to net income to common shareholders for the three months ended March 31, 2020.

The Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company had 2,788,330 shares of its Series B Preferred Stock remaining as of March 31, 2020, which may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, as amended, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Series C Preferred stock pays a cumulative cash dividend equivalent to 6.90% of the $25.00 liquidation preference per share each year until April 15, 2025 upon which date and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of three-month LIBOR plus a spread of 5.461%. The Company paid its regular quarterly dividend of $0.4765625 per share of Series B Preferred Stock and a partial dividend of $0.259 per share of Series C Preferred Stock on April 15, 2020 to shareholders of record as of April 1, 2020. The partial dividend for the Series C reflects the period outstanding from, and including, the initial issuance date of February 21, 2020 to, but excluding, April 15, 2020.

Common Stock. The following table summarizes information regarding monthly dividend declarations on the Company’s common stock during the three months ended March 31, 2020:

	Three Months Ended
	March 31, 2020
Declaration Date	Amount Declared	Record Date	Payment Date
January 13, 2020	$0.15	January 24, 2020	February 3, 2020
February 14, 2020	0.15	February 24, 2020	March 2, 2020
March 10, 2020	0.15	March 23, 2020	April 1, 2020

Stock and Incentive Plans. The Company’s 2018 Stock and Incentive Plan reserves for issuance up to 1,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2020 was $307 compared to $298 for the three months ended March 31, 2019. The following table presents a rollforward of the restricted stock activity for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended
	March 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares (1)	Weighted Average Grant Date Fair Value Per Share (1)
Restricted stock outstanding as of beginning of period	119,213	$18.56	113,904	$19.19
Restricted stock granted	67,511	17.10	50,817	18.30
Restricted stock vested	(48,569)	19.02	(50,380)	19.12
Restricted stock outstanding as of end of period	138,155	$17.69	114,341	$18.83
(1) Amounts have been adjusted to reflect the effect of the 1-for-3 reverse stock split.

As of March 31, 2020, the grant date fair value of the Company’s remaining nonvested restricted stock is $2,105 which will be amortized into compensation expense over a weighted average period of 2.3 years.

NOTE 7 – SUBSEQUENT EVENTS

The Company had significant transactions which occurred subsequent to March 31, 2020 and through the date these consolidated financial statements were issued. Due to the continued market disruption resulting from the global response to the COVID-19 pandemic, the Federal Reserve announced in the last week of March 2020 its intent to buy Agency CMBS. This announcement improved liquidity in the Agency CMBS market, and the Company subsequently sold Agency CMBS during April which had an amortized cost of $1,301,770 and a fair value of $1,468,901 at March 31, 2020 in order to monetize gains while also increasing cash available for future reinvestment and further lowering leverage. These securities were pledged as collateral for repurchase agreement borrowings of $1,281,890 as of March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

        For more information about our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of our 2019 Form 10-K.

EXECUTIVE OVERVIEW

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

Market Conditions and Recent Activity

Though 2020 began with an improved interest rate environment for our business and industry as a whole, the impact of the global response to the coronavirus (“COVID-19”) pandemic on the financial markets has resulted in unprecedented market disruption. While markets expressed concern about the potential impact of COVID-19 for the first six weeks of the first quarter of 2020, interest rate markets were relatively stable with a modest downward trend. Yields moved sharply in the second half of the quarter, however, as markets grappled with assessing the impact of the health crisis and many market participants were selling assets to raise liquidity. On February 19th, the U.S. Treasury 10-year yield was 1.57%, then yields began a rally that ended on March 9th when the U.S. Treasury yield closed at 0.55%. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, spurring a sell-off in risk assets globally over the remainder of the first quarter. In response to the sell-off in risk assets and the weakening economic outlook, the Federal Reserve reduced interest rates by 50 basis points in early March and later another 100 basis points mid-March. The Federal Reserve also announced on March 15th that it would increase its holdings of U.S. Treasuries and Agency RMBS by $500 billion and $200 billion, respectively, to support the markets. Even with these efforts, interest rates rose rapidly with the U.S. 10-year Treasury closing at 1.20% on March 18th. Demand for virtually all asset classes weakened severely except for cash as market participants sought liquidity to protect their capital and meet margin calls. On March 23rd, the Federal Reserve expanded its purchases of Agency RMBS and U.S. Treasuries and announced it would expand purchases to include Agency CMBS.

In the United States, initial jobless claims, a measure of near-term economic activity, have exceeded 33 million as of May 7, 2020, representing approximately 20% of our domestic workforce. Near-term oil futures have traded below zero for the first time ever. In addition to the programs instituted by the Federal Reserve to ensure markets are smoothly functioning, the U.S. Congress has passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide economic relief to individuals, businesses, state and local governments, and the health care system.

Against this backdrop of volatility. we carefully managed our risk position and liquidity and continue to do so. The Company has long held a view about intensifying global risks and the potential for an exogenous shock to the global economy. In early March, we chose to realize gains in our Agency RMBS. Though our leverage as of March 31, 2020 shows a modest decline versus December 31, 2019, this is primarily due to the bulk of these sales not settling until April 2020. We also sold Agency CMBS in late March and again in early April after quarter-end to reduce our leverage further. During the first quarter of 2020, we also methodically executed a shift out of most pay-fixed interest rate swaps into U.S. Treasury futures and options for price transparency, trading liquidity, and more favorable margin requirements.

The charts below show the highest and lowest U.S. Treasury and swap rates during the quarter ended March 31, 2020 as well as the rates as of March 31, 2020 and December 31, 2019:

First Quarter 2020 Results

Comprehensive loss to common shareholders of $(33.3) million for the first quarter of 2020 resulted primarily from the net loss on our derivatives exceeding our realized and unrealized gains on MBS. We realized a gain of $84.8 million when we chose to sell higher premium assets in order to monetize gains and decrease our leverage. As interest rates rallied, we lifted the majority of our interest rate swaps, realizing a loss on derivative instruments of $(183.8) million. Our total net loss on derivatives of $(195.6) million and realized gain of $84.8 million from MBS sales were the primary components of our net loss to common shareholders of $(106.2) million, or $(4.63) per common share, for the first quarter of 2020 compared to net income of $51.8 million, or $2.26 per common share, for the fourth quarter of 2019, which was primarily comprised of a net gain on derivative instruments of $43.0 million. Net loss to common shareholders was partially offset by a net unrealized gain of $73.0 million from the increase in fair value of MBS which is recorded in other comprehensive income. Net interest income increased $1.5 million for the first quarter of 2020 compared to the prior quarter because the decline in our interest expense from repurchase agreement borrowings from lower short-term interest rates outpaced the decline in our interest income from lower prepayment penalty compensation and having a smaller balance of average interest earning assets.

Core net operating income to common shareholders, a non-GAAP measure, declined to $11.6 million, or $0.51 per common share, for the first quarter of 2020 compared to $15.0 million, or $0.66 per common share, for the fourth quarter of 2019. The decline was driven by lower net periodic interest benefit from pay-fixed interest rate swaps, lower TBA drop income, higher general and administrative expenses, and higher preferred stock dividends. Please refer to "Use of Non-GAAP Financial Measures" below for additional important information.

Though we out-earned our first quarter dividend of $0.45 per common share, the market volatility resulting from the global response to COVID-19 was the principal driver of our decline in book value of $1.94 per common share. In addition to the losses on our interest rate swaps, mass liquidations by fixed income market participants resulted in wider spreads at the end of the quarter for virtually all asset classes. This market activity particularly impacted our Agency CMBS and CMBS IO which ended the quarter in a lower gain position. The decline in book value per common share less the common dividend declared of $0.45 led to a quarterly economic loss to common shareholders of (8.3)% for the first quarter of 2020. In addition, the issuance of 4.5 million shares of our Series C Preferred Stock at a discount to its liquidation value of $25.00 per share contributed approximately $(0.15) to the decline in book value per common share, not including preferred dividends declared. The proceeds from this issuance were primarily used to redeem 2.3 million shares of our Series A preferred stock and a partial redemption of 1.7 million shares of our Series B Preferred Stock.

Current Outlook
Our macroeconomic opinion for the long-term has not changed. We believe the global economy remains fragile and vulnerable to sudden exogenous shocks. The global economy is largely supported by central banks and global debt continues to increase excessively. Our current short-term view, however, has been impacted by the health crisis, the resulting economic crisis, and a host of new policy risks that have been introduced in order to support the global economy. Though the Federal Reserve has taken action to support the financial markets, and Congress and the U.S. Treasury have passed the CARES act, we believe the efficacy and outcome of these actions are unknown and the risk for policy mistakes is very high. While the markets for those assets that are being supported by the Federal Reserve have stabilized, the asset classes that have not benefited from government or central bank support continue to suffer from lack of liquidity. We believe that the slow pace of regulatory help in the mortgage finance arena—including, for example, the lack of support for credit risk transfer securities and mortgage servicing—may have long-term impacts on the availability of, and the cost of, home ownership in the future. Though we do not own these assets, as a participant in the real estate finance markets, we are concerned about the liquidity of these instruments.

We are not anticipating a change in our dividend for the month of May. Beyond then, the amount of the dividend depends on the deployment of our excess capital, the state of the financing markets and our view of risk given the current uncertain economic environment. However, we believe we are in a strong position of liquidity and leverage that will allow us to evaluate the market environment for the best risk and return opportunities without undue pressure on our balance sheet and capital position. Our cash and unencumbered assets as of April 30, 2020 is approximately $225 million, and our leverage is approximately 4 times total shareholders’ equity. We continue to believe that the demographics behind the housing sector continue to support our investment thesis of investing in high quality, highly liquid U.S.-based housing assets. Though we see opportunities to invest capital, we note the level of uncertainty in the current environment. As such, we are taking a balanced and measured approach to our future reinvestment, so that we are prepared to manage our business under a variety of scenarios. As we evaluate our various investment alternatives, and the associated risks and returns with our usual disciplined approach, our focus remains on generating solid cash flows and preserving capital.

Other Factors Impacting Our Financial Condition and Results of Operations

In recent filings, we have discussed the potential for the upcoming cessation of LIBOR as a “benchmark” rate by the end of 2021 to impact our business and results of operations. Please refer to Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q as well as Item 1, “Business” in our 2019 Form 10-K for more detailed information. Though our significant reduction of interest rate swaps in our hedging portfolio has reduced the potential impact of the transition to alternative reference rates, we are continuing to develop a transition plan to facilitate an orderly transition to alternative reference rates for our remaining interest rate swaps and other financial instruments. Our transition plan includes steps to evaluate exposure, review contracts, assess impact to our business, processes and technology and define a communication strategy with shareholders, regulators and other stakeholders. We will also be assessing how our financial instruments may be indirectly impacted as a result of modifications made by third parties to LIBOR-based loans underlying our MBS and other investments.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted net interest income and the related metric adjusted net interest spread. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers, although the Company's presentation of its non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Reconciliations of core net operating income to common shareholders, adjusted interest expense, and adjusted net interest income to the related GAAP financial measures are provided below and within “Results of Operations.”

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

	Three Months Ended
($ in thousands, except per share amounts)	March 31, 2020	December 31, 2019
GAAP net (loss) income to common shareholders	$(106,234)	$51,774
Less:
Change in fair value of derivative instruments, net (1)	198,370	(36,750)
(Gain) loss on sale of investments, net	(84,783)	—
Preferred stock redemption charge to common shareholders	3,914	—
Fair value adjustments, net	372	14
Core net operating income to common shareholders	$11,639	$15,038

Weighted average common shares	22,963,084	22,945,993
Core net operating income per common share	$0.51	$0.66
(1) Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes net periodic interest benefit on effective interest rate swaps outstanding during the period.

	Three Months Ended
($ in thousands)	March 31, 2020	December 31, 2019
GAAP net interest income	$17,721	$16,195
Add: TBA drop income (1)	739	1,582
Add: net periodic interest benefit (2)	2,064	4,660
Non-GAAP adjusted net interest income	$20,524	$22,437
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

FINANCIAL CONDITION

As of March 31, 2020, our investment portfolio consisted primarily of $2.3 billion in Agency CMBS, $0.4 billion in Agency RMBS, net of one TBA short position, and $0.5 billion in both Agency and non-Agency CMBS IO compared to an investment portfolio of $2.6 billion in Agency RMBS, net of TBA net short position, $2.0 billion in Agency CMBS, and $0.5 billion in CMBS IO as of December 31, 2019.

RMBS. The majority of our Agency RMBS are pass-through securities collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

As discussed in Executive Overview, we chose to sell our higher coupon RMBS when interest rates rallied in early March in order to monetize gains, increase our liquidity position, and decrease our leverage. The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	March 31, 2020
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
2.5%	$109,577	$108,330	$113,571	6	1.8%	2.31
4.0%	758,614	779,101	817,865	23	16.6%	1.99
TBA 4.0%	(515,000)	(544,319)	(549,521)	n/a	n/a	-0.04
Total 30-year fixed-rate	$353,191	$343,112	$381,915	21	15.0%	1.29

	December 31, 2019
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
2.5%	$110,610	$109,341	$109,409	3	—%	5.15
3.0%	307,380	310,486	314,159	25	9.4%	4.04
3.5%	538,551	549,735	562,921	11	10.9%	2.64
4.0%	1,352,730	1,384,913	1,429,547	20	23.5%	2.28
4.5%	254,413	264,979	272,037	13	29.9%	1.55
TBA 2.5%	135,000	133,059	133,513	n/a	n/a	5.10
TBA 3.0%	300,000	308,268	308,648	n/a	n/a	1.90
TBA 4.0%	(500,000)	(519,143)	(520,117)	n/a	n/a	1.28
Total 30-year fixed-rate	$2,498,684	$2,541,638	$2,610,117	17	18.9%	2.91
(1) Implied cost basis of TBAs represents the forward price to be paid (received) for the underlying Agency MBS as if settled.
(2) Fair value of TBAs is the implied market value of the underlying Agency security as of the end of the period if settled.
(3) TBAs are included on the consolidated balance sheet within “derivative assets/liabilities” at their net carrying value which is the difference between their implied market value and implied cost basis. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements for additional information.
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

CMBS. The majority of our Agency CMBS are backed by multifamily housing loans. Loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions, such as yield maintenance or defeasance provisions, which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which makes the fair value of CMBS less costly to hedge relative to RMBS.

The following table presents information about our CMBS investments (including securities pending settlement) by year of origination as of the dates indicated:

	March 31, 2020				December 31, 2019
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$13,206	$12,902	29	5.74%	$13,441	$13,080	30	5.74%
2009 to 2012	17,975	18,781	61	5.00%	28,141	29,153	34	4.99%
2013 to 2014	11,238	11,459	263	3.65%	11,294	11,528	59	3.65%
2015	174,822	176,543	101	2.86%	175,219	177,023	87	2.86%
2016	19,808	19,644	106	2.62%	19,910	19,742	109	2.62%
2017	339,904	341,338	98	3.29%	340,638	342,158	101	3.07%
2018	329,958	329,743	124	3.55%	330,180	329,984	127	3.68%
2019	820,069	829,881	131	3.50%	972,646	983,435	134	3.27%
2020 (3)	378,970	381,910	(3)	1.81%	—	—	—	—%
	$2,105,950	$2,122,201	119	3.14%	$1,891,469	$1,906,103	120	3.30%
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.
(2) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.
(3) The securities originated in 2020 were unsettled as of March 31, 2020.

As disclosed in Note 7 of the Notes to the Unaudited Consolidated Financial Statements, the Federal Reserve announced in the last week of March 2020 its intent to buy Agency CMBS. This announcement improved liquidity in the Agency CMBS market, and thus we chose to monetize gains subsequent to March 31, 2020 by selling Agency CMBS with an amortized cost of $1.3 billion, the majority of which occurred in the first week of April. These sales consisted of more recently originated securities with a combined weighted average coupon of approximately 3.32%. The proceeds from these sales has increased our cash available for future reinvestment and further lowered our leverage since March 31, 2020.

CMBS IO. We invest in both Agency-issued and non-Agency issued CMBS IO which are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans, commonly referred to as the notional amount. The weighted average interest rate for our CMBS IO was 0.66% as of March 31, 2020, unchanged from December 31, 2019. The loans collateralizing Agency-issued CMBS IO pools are similar in composition to the pools of loans that collateralize CMBS as discussed above. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types which are shown in the table below as of March 31, 2020:

	March 31, 2020
($ in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$49,008	27.8%
Office	37,144	21.1%
Multifamily	32,413	18.4%
Hotel	23,202	13.2%
Mixed use	11,396	6.5%
Other (1)	22,946	13.0%
Total non-Agency CMBS IO	$176,109	100.0%
(1) Other property types collateralizing non-Agency CMBS IO do not comprise more than 5% individually.

Yields on CMBS IO securities are dependent upon the performance of the underlying loans. Similar to CMBS described above, the Company receives prepayment compensation as most loans in these securities have some form of prepayment protection from early repayment. Our return on these investments may be negatively impacted, however, by involuntary prepayments including defaults, foreclosures, or liquidations resulting in amounts being partially or wholly repaid prior to its contractual maturity date because of loss mitigation actions taken by the underlying loan servicer. In order to manage our exposure to credit performance, we generally invest in senior tranches of these securities and where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. In addition, to address changes in market fundamentals and the composition of mortgage loans collateralizing an investment, we consider the year of origination of the loans underlying CMBS IO in our selection of investments. As of March 31, 2020 and December 31, 2019, approximately 61% of our CMBS IO are Agency-issued securities which generally contain higher credit quality loans that are expected to have a lower risk of default than non-Agency CMBS IO. In addition, the majority of our non-Agency CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. All of our non-Agency CMBS IO were originated prior to 2017.

The following table presents our CMBS IO investments by year of origination as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$29,680	$29,527	18	$35,320	$35,478	19
2013	47,386	47,917	16	52,195	53,676	17
2014	95,986	95,945	23	102,888	104,912	24
2015	102,452	102,889	29	108,503	112,049	30
2016	46,004	45,471	34	48,021	49,333	35
2017	38,342	38,072	43	39,713	41,163	44
2018	4,042	3,936	64	4,117	4,288	66
2019	95,317	91,492	62	97,388	98,143	64
2020	3,466	3,240	55	—	—	—
	$462,675	$458,489	34	$488,145	$499,042	35
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

Derivative Assets and Liabilities

We use derivative instruments to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily fixed-rate investments financed with short-term repurchase agreements. Changes in interest rates can impact net interest income, the market value of our investments, and book value per common share. We regularly monitor and frequently adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio as well as our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q for more information.

Prior to the end of the first quarter of 2020, we primarily used interest rate swaps to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. Because we sold a substantial portion of our Agency RMBS when interest rates rallied, we terminated the majority of our interest rate swaps. We partially replaced these terminated hedges by increasing our options on U.S. Treasury futures and adding short positions in U.S. Treasury futures. Given management's expectations of stable funding rates on repurchase agreement borrowings for the foreseeable future, we believe U.S. Treasury futures and options will be more effective as hedges of our portfolio risks today. Furthermore, though this change to the hedging portfolio removes the majority of the net periodic interest benefit the Company will receive to offset future interest expense from repurchase agreement borrowings, management believes U.S. Treasury futures to be more liquid and have more favorable margin requirements than interest rate swaps. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements for details on our interest rate derivative instruments as of March 31, 2020 and December 31, 2019.

RESULTS OF OPERATIONS

The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of “Executive Overview” contained in Item 2 of this Quarterly Report on Form 10-Q for additional important information about these measures.

Net Interest Income for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
	March 31,
	2020			2019
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$19,289	$2,514,228	3.07%	$23,634	$2,636,791	3.59%
Agency CMBS	15,222	1,899,226	3.16%	9,132	1,200,521	3.04%
CMBS IO (5)	4,655	475,404	3.73%	6,395	517,868	4.04%
Non-Agency MBS and other investments (6)	656	10,274	7.55%	796	13,060	8.83%
Total:	$39,822	$4,899,132	3.18%	$39,957	$4,368,240	3.51%

Interest-bearing liabilities: (7)	$22,101	$4,703,511	1.86%	$26,276	$3,934,732	2.67%
Net interest income/net interest spread	$17,721		1.32%	$13,681		0.84%
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
(6) Interest income for non-Agency and other investments includes $0.4 million and $0.5 million of interest income from cash and cash equivalents for the three months ended March 31, 2020 and March 31, 2019, respectively. Average balance and yields excludes cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	March 31, 2020 Compared to March 31, 2019
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(3,303)	$(1,042)	$—	$(4,345)
Agency CMBS	588	5,451	51	6,090
CMBS IO (2)	(86)	(391)	(1,263)	(1,740)
Non-Agency MBS and other investments	(4)	(138)	2	(140)
Change in interest income	$(2,805)	$3,880	$(1,210)	$(135)
Change in interest expense	(9,470)	5,295	—	(4,175)

Total net change in net interest income	$6,665	$(1,415)	$(1,210)	$4,040
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.
(2) Includes Agency and non-Agency issued securities.

Management expects net interest income to decrease in future periods as the size of our investment portfolio on which we earn interest income has declined substantially and we anticipate a slower pace of reinvestment of the proceeds relative to prior periods.

Adjusted Net Interest Income for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Management includes drop income from TBA dollar roll positions and net periodic interest benefit of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. Please refer to “Non-GAAP Financial Measures” at the end of “Executive Overview” of this Item 2 of this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended
	March 31,
	2020		2019
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$17,721	1.32%	$13,681	0.84%
Add: TBA drop income (1) (2)	739	(0.03)%	1,963	(0.03)%
Add: net periodic interest benefit (3)	2,064	0.18%	3,897	0.40%
De-designated cash flow hedge accretion (4)	—	—%	(165)	(0.02)%
Adjusted net interest income	$20,524	1.47%	$19,376	1.19%

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

Management expects adjusted net interest income to decrease in future periods as the size of our investment portfolio on which we earn interest income has declined and, as discussed further below under “Loss on Derivative Instruments, Net”, we terminated the majority of our interest rate swaps on which we have been earning a net periodic interest benefit.

Gain on Sale of Investments, Net

We sell our investments in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. As discussed in “Executive Overview”, interest rates rallied early to mid-March of 2020, and we chose to realize gains on our assets. None of our asset sales during the first quarter or subsequent to March 31, 2020 were made under duress. The following table provide information related to our realized gains (losses) on sales of investments for the periods indicated (1):

	Three Months Ended
	March 31,
	2020		2019
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS-fixed rate	$1,753,256	$64,094	$—	$—
Agency CMBS	152,995	20,689	—	—
	$1,906,251	$84,783	$—	$—
(1) Information regarding unrealized gains (losses) on investments during the periods indicated are included under "Results of Operations-Other Comprehensive Income (Loss)" within this Item 2.

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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2020	2019
Interest rate derivatives:
Interest rate swaps:
Net periodic interest benefit	$2,064	$3,897
Change in fair value (1)	(184,245)	(75,661)
Total interest rate swap (loss) gain, net	(182,181)	(71,764)
Interest rate swaptions:
Change in fair value (1)	(573)	—
Eurodollar and U.S. Treasury Futures:
Change in fair value (1)	(8,447)	(109)
Total interest rate derivative (loss) gain, net	(191,201)	(71,873)

TBA dollar roll positions:
Change in fair value (2)	5,622	8,213
TBA drop income (3)	739	1,963
Total TBA dollar roll gains (losses), net	6,361	10,176

Options on U.S. Treasury futures
Change in fair value (1)	(10,727)	—

Total loss on derivative instruments, net	$(195,567)	$(61,697)
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

We used interest rate swaps to hedge the impact of changing rates on our repurchase agreement borrowings and the fair value of our Agency RMBS. Because we had substantial sales of Agency RMBS in early March and interest rates rallied, we chose to terminate the majority of our interest rate swaps before the end of the first quarter as noted previously. In addition, we expect a smaller average balance of repurchase agreement borrowings at more stable funding rates relative to the recent past, further reducing our need to use interest rate swaps as economic hedges. As a result of these terminations, our net periodic interest benefit from interest rate swaps for the three months ended March 31, 2020 decreased $1.8 million compared to the three months ended March 31, 2019. This decline was also partially due to a decrease of 10 basis points in our average net receive rate for the first quarter of 2020 compared to the same period in 2019. The table below shows our interest rate swap hedge position as a percentage of our average repurchase agreement borrowings and long TBAs outstanding and details about our net receive rates for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands)	2020	2019
Average repurchase agreement borrowings outstanding	$4,701,010	$3,931,335
Average TBA long positions outstanding - at cost (1)	381,712	726,826
Average borrowings and TBA long positions outstanding	5,082,722	4,658,161
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	2,900,769	4,154,778
Ratio of average interest rate swaps to average borrowings and TBA long positions outstanding (1)	0.6	0.9

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	(1.54)%	(2.37)%
Average interest rate swap receive-floating rate	1.82%	2.75%
Average interest rate swap net receive rate	0.28%	0.38%
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

Changes in fair value of our derivative instruments consist of unrealized gains (losses) on instruments held as of the end of the period and realized gains (losses) from instruments terminated or paired off during the period. The following table provides information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Three Months Ended
	March 31,
	2020		2019
($ in thousands)	Realized Gain (Loss)	Notional	Realized Gain (Loss)	Notional
Interest rate swaps	$(183,773)	$6,065,000	$(6,794)	$875,000
Interest rate swaptions	(1,934)	750,000	—	—
U.S. Treasury futures	(10)	300,000	(1,327)	50,000
TBA long positions	19,266	2,340,000	10,497	2,865,000
TBA short positions	(7,843)	815,000	—	—
Options on U.S. Treasury futures	(2,422)	300,000	—	—
Total	$(176,716)	$10,570,000	$2,376	$3,790,000

Please refer to “Liquidity and Capital Resources” for information regarding recognition of deferred tax hedge losses for terminated derivative instruments.

General and Administrative Expenses

General and administrative expenses increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to higher legal expenses of $0.4 million and higher employee compensation of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties from interest rate swap agreements and other derivative instruments. We use our liquidity to purchase investments and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to meet margin requirements for our repurchase agreements and derivative transactions, including TBA contracts, under the terms of the related agreements. We may also use liquidity to repurchase shares of our common stock periodically.

Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls (or “haircuts” as described in our 2019 Form 10-K). Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO which were $155.4 million as of March 31, 2020 compared to $224.0 million as of December 31, 2019. The decline in our liquidity during the quarter resulted principally from margin calls on our investments and derivative securities as noted below.
We perform sensitivity analysis on our liquidity based on changes in the fair value of our investments due to, among other things, changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds as well as changes in the fair value of our derivative instruments due to changes in the absolute level of interest rates and the shape of the yield curve. In performing this analysis, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analysis is to assess the adequacy of our liquidity to withstand potential adverse events, such as the current pandemic. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments. Our leverage as of March 31, 2020 was 8.8 times shareholders’ equity which included $1.4 billion of our repurchase agreement borrowings that we settled in early April using proceeds from Agency MBS sales of $1.4 billion that collateralized those borrowings. In addition, as discussed in Note 7 of our Notes to the Unaudited Consolidated Financial Statements, we have sold $1.3 billion in Agency CMBS since March 31, 2020. The subsequent settlement of the combined $2.7 billion in Agency MBS sales has materially reduced our leverage since March 31, 2020 to approximately 4 times shareholders’ equity.

Impact of COVID-19 on Our Liquidity and Leverage

Though we ended the first quarter in what we believe to be a strong position of liquidity and leverage, the market volatility experienced during the latter half of the first quarter as a result of the COVID-19 pandemic did present challenges. Prices on our investments declined, which resulted in margin calls from our lenders. Our weighted average haircut for borrowings collateralized with CMBS IO increased slightly to 13.4% as of March 31, 2020 compared to 12.8% as of December 31, 2019 as certain repurchase agreement counterparties increased their required haircut for CMBS IO between 5% and 10% during the first quarter. Our weighted average haircut for borrowings collateralized with Agency CMBS or RMBS remained relatively unchanged at 4.6% as of March 31, 2020. The clearing facility for our interest rate swap agreements increased margin requirements primarily due to market volatility, but we believe this was also due, in part, to the inability of several of our competitors to meet margin calls. Though we were able to fund all margin calls and increased collateral requirements on a timely basis from our existing liquidity, our previously noted decisions to sell the Agency RMBS and CMBS were partly due to increasing uncertainty about future liquidity due to the medium-term and long-term implications from a prolonged economic slowdown. However, we were primarily influenced by improved asset prices resulting from the Federal Reserve’s announcements of purchase programs.

 Our repurchase agreement borrowings are principally uncommitted with terms renewable at the discretion of our lenders and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. We were able to renew repurchase agreement borrowings during the first quarter of 2020 without exception. In addition, and as part of our continuous evaluation of counterparty risk, we reduced our exposure to favor broker dealer subsidiaries of regulated financial institutions whom we believe are better capitalized entities.

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

	Repurchase Agreements
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2020	$4,408,106	$4,701,010	$4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341
September 30, 2019	4,872,869	4,955,825	5,191,378
June 30, 2019	4,815,452	4,562,992	4,815,452
March 31, 2019	4,252,893	3,931,335	4,266,684

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. As of March 31, 2020, the Company had repurchase agreement amounts outstanding with 22 of its 38 available repurchase agreement counterparties. Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements for information regarding counterparties with whom we have the greatest amount of equity at risk as of March 31, 2020.

We have various financial and operating covenants in certain of our repurchase agreements including, among other things, requirements that we maintain minimum shareholders' equity (usually a set minimum, or a percentage of the highest amount of shareholders' equity since the date of the agreement), limits on maximum decline in shareholders' equity (expressed as a percentage decline in any given period), limits on maximum leverage (as a multiple of shareholders' equity), and requirements to maintain our status as a REIT and to maintain our listing on the New York Stock Exchange. Violations of one or more of these covenants could result in the lender declaring an event of default which would result in the termination of the repurchase agreement and immediate acceleration of amounts due thereunder. In addition, some of the agreements contain cross default features, whereby default with one lender simultaneously causes default under agreements with other lenders. Violations could also restrict us from paying dividends or engaging in other transactions that are necessary for us to maintain our REIT status.

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. Though the recent market disruption caused by the global response to the COVID-19 pandemic has resulted in the industry issues described above, we were in full compliance with our debt covenants as of March 31, 2020, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, futures, options, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. In the case of interest rate swaps, our clearing counterparty has the right to require higher initial margin in volatile market conditions. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of March 31, 2020, we had cash of $59.2 million posted as collateral under these agreements.
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

Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards, the majority of which expire by the end of this year. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q as well as the following sections of our 2019 Form 10-K for additional important information regarding dividends declared on our taxable income:

•"Federal Income Tax Considerations" within Part I, Item 1, "Business”
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

Tax Year of Recognition of Hedge Losses	March 31, 2020	December 31, 2019
($ in thousands)
2020	$65,346	$37,954
2021	52,364	28,370
2022 and thereafter	259,017	127,347
	$376,727	$193,671

Contractual Obligations and Other Matters

There have been no material changes in our contractual obligations since December 31, 2019. As of March 31, 2020, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the three months ended March 31, 2020 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K under “Critical Accounting Policies.” There have been no significant changes in our critical accounting policies during the three months ended March 31, 2020.

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
•Market, industry and economic trends, and how these trends and related economic data may impact the behavior of market participants and financial regulators; and
•Market interest rates and market spreads; and
•Possible future effects of the COVID-19 pandemic.

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

While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:

•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those set forth under Part II, Item 1A, “Risk Factors”, and in particular the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto,
•our ability to find suitable reinvestment opportunities;
•changes in domestic economic conditions;
•changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;
•our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;
•the impact on markets and asset prices from changes in the Federal Reserve’s policies regarding the purchases of Agency residential and Agency commercial mortgage-backed securities and U.S. Treasuries;
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
•uncertainty regarding continued government support of the U.S. financial system and U.S. housing and real estate markets, or to reform the U.S. housing finance system including the resolution of the conservatorship of Fannie Mae and Freddie Mac;
•the composition of the Board of Governors of the Federal Reserve System;
•systems failures or cybersecurity incidents; and
•exposure to current and future claims and litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in market factors. Our business strategy exposes us to a variety of market risks, including interest rate, spread, prepayment, credit, and liquidity risks. These risks can and do cause fluctuations in our comprehensive income and book value as discussed below.

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

We attempt to manage our exposure to changes in interest rates by entering into interest rate hedging instruments. These instruments help offset the impact of changing interest rates on the market value of our assets and our financing costs. Changes in interest rates impact us in a variety of ways. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments as well as the magnitude and the duration of the increase in interest rates.

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

The table below shows the projected sensitivity of our net interest income and net periodic interest benefit/cost on our interest rate swaps as of the dates indicated assuming an instantaneous parallel shift in interest rates:

	Projected Change in Net Interest Income and Net Periodic Interest Benefit/Cost Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
March 31, 2020	10.4%	9.1%	(8.1)%	(16.7)%
December 31, 2019	2.3%	1.3%	(2.2)%	(4.8)%
(1) Includes estimated changes in net interest income as well as net periodic interest benefit/cost on our interest rate swaps recorded in “gain (loss) on derivatives instruments, net” and does not include estimated changes to TBA drop income generated by TBA dollar roll transactions, which are accounted for as derivative instruments in accordance with GAAP.

The projected sensitivity to changes in interest rates on our net interest income and net periodic interest benefit from interest rate swaps shown in the table above as of March 31, 2020 has materially changed since December 31, 2019 due to the termination of the majority of our interest rate swaps. We terminated the majority of our interest rate swaps given the significant rally in interest rates during the first quarter and our outlook for stable funding costs in the short-term. We have shifted our interest rate hedging strategy to include options and futures with the principal intention of protecting book value and our capital position. We expect that the absolute level of net interest income and net periodic interest benefit/cost will decline in the second quarter of 2020 due to the significant reduction in the size of our investment portfolio mentioned previously and because we have lifted the majority of our interest rate swaps.

The table below shows the projected sensitivity of the market value of our financial instruments(1) and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	March 31, 2020
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	0.1%	0.8%	0.2%	1.3%	(0.3)%	(2.1)%	(0.8)%	(5.1)%
CMBS	3.7%	24.8%	2.6%	17.5%	(2.5)%	(16.7)%	(4.8)%	(32.6)%
CMBS IO	0.2%	1.3%	0.2%	1.1%	(0.2)%	(1.1)%	(0.3)%	(2.1)%
TBAs	0.1%	0.5%	—%	0.1%	—%	—%	0.1%	0.5%
Interest rate hedges	(2.0)%	(13.4)%	(1.6)%	(10.9)%	1.8%	12.5%	4.2%	28.4%
Total	2.1%	14.0%	1.4%	9.1%	(1.2)%	(7.4)%	(1.6)%	(10.9)%

	December 31, 2019
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	0.4%	3.8%	0.5%	4.2%	(0.9)%	(7.8)%	(2.1)%	(18.3)%
CMBS	3.3%	29.1%	1.6%	14.2%	(1.5)%	(13.5)%	(3.0)%	(26.4)%
CMBS IO	0.3%	2.4%	0.1%	1.1%	(0.1)%	(1.1)%	(0.2)%	(2.2)%
TBAs	0.1%	1.0%	0.1%	0.5%	(0.1)%	(0.5)%	(0.1)%	(1.1)%
Interest rate hedges	(3.0)%	(26.5)%	(1.5)%	(13.2)%	2.3%	20.8%	5.2%	46.5%
Total	1.1%	9.8%	0.8%	6.8%	(0.3)%	(2.1)%	(0.2)%	(1.5)%
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

		March 31, 2020			December 31, 2019
Basis Point Change in		Percentage Change in			Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Portfolio Duration	Market Value of Investments (1)	Shareholders’ Equity	Portfolio Duration
+25	+50	(1.1)%	(7.7)%	102.0%	(0.3)%	(2.9)%	114.0%
+50	+25	(0.6)%	(4.1)%	101.0%	(0.2)%	(1.9)%	108.0%
+50	+100	(1.9)%	(12.8)%	104.0%	(0.4)%	(3.4)%	126.0%
-25	0	0.1%	0.9%	100.0%	—%	(0.3)%	98.0%
-25	-75	2.0%	13.4%	97.0%	1.0%	9.0%	74.0%
-50	-10	0.5%	3.2%	99.0%	0.1%	1.0%	94.0%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

As stated in Note 7 of our Notes to the Unaudited Consolidated Financial Statements, we had significant sales of Agency CMBS subsequent to March 31, 2020. These sales have reduced the size of our investment portfolio and its duration and as such, the projected sensitivity to changes in interest rates on the market value of our investments has declined from what is shown in the tables above.

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

The Company's exposure to changes to market spreads did not materially shift as of March 31, 2020 versus December 31, 2019. The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	March 31, 2020		December 31, 2019
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+20/+50 (2)	(1.3)%	(8.8)%	(1.2)%	(11.1)%
+10	(0.6)%	(4.1)%	(0.6)%	(5.2)%
-10	0.6%	4.1%	0.6%	5.4%
-20/-50 (2)	1.3%	8.8%	1.3%	11.6%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective yield method under GAAP. Our comprehensive income and book value per common share may also be negatively impacted by prepayments if the fair value materially exceeds the par balance of the underlying security. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government and GSE policy with respect to loan forbearance and delinquent loan buy-outs and other factors beyond our control.

Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. The slowdown in economic activity experienced at the end of the first quarter and beginning of the second quarter as a result of actions taken by federal, state and local governments due to the COVID-19 pandemic could lead to an increase in defaults in loans underlying our CMBS IO, particularly loans in non-Agency CMBS IO securities which are collateralized by income producing properties such as retail shopping centers, office buildings, multifamily apartments and hotels. Over the last several years, we have not experienced material defaults on CMBS IO loans in our portfolio; however, the ultimate impact on the economy and commercial real estate performance and market values from the COVID-19 pandemic, and correspondingly loan defaults, is currently unknown.

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

As noted above, Agency and non-Agency CMBS IO represent the right to excess interest and not principal on the underlying loans. These securities are exposed to the loss of investment basis in the event a loan collateralizing the security liquidates without paying yield maintenance or prepayment penalty. This will typically occur when the underlying loan is in default and proceeds from the disposition of the loan collateral are insufficient to pay the prepayment consideration.

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

For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position and in particular, during the current economic crisis, please refer to “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q.

Reinvestment Risk

We are subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets or TBA securities. As of April 30, 2020, our investment portfolio is substantially smaller than it was at March 31, 2020 due to asset sales for reasons previously discussed, and market yields on new investments are substantially lower than the investments that we sold. As such, we expect new assets that we add at lower yields than the investments sold will lower our net interest income in the future. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain capital or pay dividends to return capital to shareholders rather than reinvest capital, or if we invest capital in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of income generated by our investment portfolio will likely decline.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

With respect to the litigation filed by Basic Capital Management, Inc., et al. (the “DCI Plaintiffs”) against the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company (the “DCI Litigation”) discussed in the Company’s 2019 Form 10-K, on March 5, 2020 the Company filed its response to the DCI Plaintiffs’ opening brief in the United States Court of Appeals for the Fifth Circuit. There have been no other material developments in this matter during the three months ended March 31, 2020. With respect to the claim (the "Receiver Litigation”) filed by the receiver for one of the DCI Plaintiffs in the DCI Litigation against the Company seeking payment of $11.3 million, alleging that the Company breached a litigation cost sharing agreement, as amended, entered into initially in December 2000 between the Company and DCI, which is also discussed in the Company’s 2019 Form 10-K, there were no material developments during the three months ended March 31, 2020.

The Company records a contingent liability when, in the opinion of management, it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Texas and Virginia law, as applicable, that the likelihood of loss in connection with the DCI Litigation is remote and that the likelihood of loss in connection with the Receiver Litigation is not probable, and given the range of potential claims for damages by the Company to offset the

Receiver's claims, the amount of possible loss in the Receiver Litigation cannot be reasonably estimated and, therefore, no contingent liability has been recorded for either matter.

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

RISKS RELATED TO OUR BUSINESS

The recent global outbreak of COVID-19 may adversely affect our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has caused significant volatility and disruption in the economy and financial markets both globally and in the United States, including as a result of efforts to contain and mitigate the spread of COVID-19. Significant uncertainty remains as to the potential severity of the COVID-19 pandemic and its impact on the domestic and global economy and financial markets. If COVID-19 continues to spread, efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects will depend on future developments that are highly uncertain and difficult to predict, including the geographic spread of the disease, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions), scientific and medical developments and the possible further impacts on the national and global economies. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.

The COVID-19 outbreak and certain of the actions taken to reduce the spread of the disease, based both on governmental mandates and recommendations and individual behavior patterns - including restrictions on travel, restrictions on the ability of individuals to assemble in groups, restrictions on the ability of certain businesses to operate, emergency legislative and regulatory responses, and mandatory and voluntary “social distancing” practices by individuals and businesses - have resulted in lost business revenue, rapid and significant increases in unemployment, and changes in employer and consumer behavior, all of which have materially and adversely affected economic conditions in the U.S. and globally. These adverse effects of the COVID-19 pandemic on the economy may continue or worsen throughout the course of the outbreak. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.

The COVID-19 pandemic could adversely impact the U.S. housing and commercial real estate markets, the volume of new mortgages, the value of real estate collateral and the rate of foreclosures, and could cause borrowers to experience difficulties repaying mortgage loans or to seek forbearance. Any of these effects could have an adverse impact on the market value of our investments in MBS and on our financial condition and results of operations.

Our use of leverage, including repurchase agreements, to enhance returns to shareholders increases the risk of volatility in our results and could lead to material decreases in net interest income, net income, comprehensive income, dividends, book value per common share, and liquidity.

Leverage increases returns on our invested capital if we can earn a greater return on investments than our cost of borrowing but can decrease returns if borrowing costs increase and we have not adequately hedged against such an increase. Further, using leverage magnifies the potential losses to shareholders’ equity and book value per common share if our investments’ fair market value declines, net of associated hedges. Repurchase agreements are generally uncommitted short-term financings with no guaranty of renewal at maturity and changes to terms of such financing may adversely affect our profitability and our liquidity.

Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other borrowings with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to adverse market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have, and may continue to, impose more onerous conditions at renewal. If we are not able to renew our existing repurchase agreements or other borrowings, or arrange for new financing on terms acceptable to us, or if we default on our financial covenants (including those on our repurchase agreements), are otherwise unable to access funds under our financing arrangements, or are required to post additional collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are subject to a larger haircut in order to renew a repurchase agreement or other borrowing with a particular counterparty then we would be required to post additional margin. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original repurchase agreement counterparty than we would be able to borrow from the new repurchase agreement counterparty. In each of these cases we could be required to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.
In addition, if the regulatory capital requirements imposed on certain of our lenders change, those lenders may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our lenders also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings under repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets subject to such repurchase agreements at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline.

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
Many of these factors are beyond our control and are difficult to predict, which could lead to sudden and material adverse effects on our results of operations, financial condition, business, liquidity, and ability to make distributions to shareholders, and could force us to sell assets at significantly depressed prices to maintain adequate liquidity. Market dislocations including those resulting from the COVID-19 outbreak or as a result of other future outbreaks involving other highly infectious or contagious diseases could limit or ability to access funding or access funding on terms that we believe are attractive which could have a material adverse effect on our financial condition.
For more information about our operating policies regarding our use of leverage, please see “Liquidity and Capital Resources” within Part II, Item 7 of our Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 outbreak or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us. In addition, measures intended to prevent the spread of COVID-19 may disrupt our ability to operate our business.
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 outbreak and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on the economy, the credit, financial and mortgage markets, or our business. Moreover, certain actions taken by U.S. or other governmental authorities that are intended to ameliorate the macroeconomic effects of the COVID-19 outbreak or an outbreak due to another highly infectious or contagious disease in the future could harm our business. Any significant decrease in economic activity or resulting decline in the markets in which we invest could also have an adverse effect on our investments in our targeted assets.
As part of the CARES Act, both Fannie Mae and Freddie Mac have announced mortgage forbearance policies that will allow borrowers to delay their mortgage payments for up to one year. Individual states also have adopted or may adopt forbearance policies addressing loan payments, rent payments, foreclosures and evictions. These policies may impact our investments in many ways, some that are foreseeable, others that are not. The impact of high levels of forbearance on our MBS could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the Federal Housing Finance Authority ("FHFA"), the Federal Reserve, and federal and state governments. The nature and timing of any such future public policy choices and actions are unpredictable. Prepayment speeds on Agency MBS may be affected and scenarios suggesting both slowing and increasing prepayment speeds are plausible.
Due to the federal and state recommendations issued and mandates implemented to control the spread of COVID-19, the vast majority of our personnel, as well as the third-party service providers that provide services to us, are working remotely. If these personnel are unable to work effectively as a result of the COVID-19 outbreak, including because of illness, quarantines, office closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks on us or our third-party service providers, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business, and damage to our reputation.
Fluctuations in the market value of our investments could negatively impact our net income, comprehensive income, shareholders’ equity, book value per common share, and liquidity.
Changes in the market values of our investments are reflected in our consolidated financial statements in net income, other comprehensive income, shareholders’ equity and book value per common share. Our investments fluctuate in value due to a number of factors including, among others, market volatility (including, as an example, market volatility due to the COVID-19 outbreak), changes in credit spreads, spot and forward interest rates, and actual and anticipated prepayments. Our investments may also fluctuate in value due to increased or reduced demand for the types of investments we own and in particular, the impact on demand, both positive and negative, from purchases and sales by the Federal Reserve Bank of New York. The level of demand may be impacted by, among other things, interest rates, capital flows, economic conditions and government and regulatory policies.

Changes in credit spreads represent the market’s valuation of the perceived riskiness of assets relative to risk-free rates and widening credit spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Credit spreads could change based on macroeconomic or systemic factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security, market psychology, and FOMC monetary policy. In addition, most of our investments are fixed rate or reset in rate over a period of time, and as interest rates rise, the market value of these investments will decrease. If market values decrease significantly, we may be forced to sell assets at losses in order to maintain liquidity and repay or renew repurchase agreements at maturity.
Fluctuations in interest rates may have various negative effects on us and could lead to reduced net interest income, comprehensive income, book value per common share, dividends and liquidity.
Fluctuations in interest rates impact us in multiple ways. For example, in a period of rising rates, particularly increases in the targeted Federal Funds Rate, we may experience a decline in our profitability from borrowing rates increasing faster than interest coupons on our investments reset or our investments mature. We may also experience a decline in profitability from our investments adjusting less frequently or relative to a different index (e.g., six month or one-year LIBOR) from our borrowings (repurchase agreements are typically based on shorter-term rates). Once the Federal Reserve announces a higher targeted range or if markets anticipate that the Federal Reserve is likely to announce a higher targeted range for the Federal Funds Rate, our borrowing costs are likely to immediately increase, thereby negatively impacting our results of operations, financial condition, dividend and book value per common share.
Fluctuations in interest rates may also negatively affect the market value of our securities. Since our investment portfolio consists substantially of fixed rate instruments, rising interest rates will reduce the market value of our MBS as a result of higher yield requirements by the market for these types of securities. Reductions in the market value of our MBS could result in margin calls from our lenders, potentially forcing us to sell securities at a loss. Reductions in the market value of our MBS could also result in declines in comprehensive income and book value per common share, and a material reduction in our liquidity. A material reduction in our liquidity could lead to a reduction of the dividend or potentially the payment of the dividend in Company stock subject to the Internal Revenue Code. Conversely, while declining interest rates are typically more favorable for us, we may experience increasing prepayments, resulting in reduced profitability.
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
•The duration of the hedge may not match the duration of the related asset or liability given management’s expectation of future changes in interest rates or a result of the inaccuracies of models in forecasting cash flows on the asset being hedged;
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
We execute TBA dollar roll transactions which effectively delay the settlement of a forward purchase (or sale) of a TBA by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering an identical TBA long (or short) position with a later settlement date. Under certain market conditions, TBA dollar roll transactions may result in negative net interest income whereby the Agency RMBS purchased (or sold) for forward settlement under a TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Market conditions could also adversely impact the TBA dollar roll market and, in particular, shifts in prepay expectations on Agency RMBS or changes in the reinvestment policy on Agency RMBS by the Federal Reserve. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we could have to take physical delivery of the underlying securities and settle our obligations for cash, or in the case of a short position, we could be forced to deliver one of our Agency RMBS, which would mean using cash to payoff any repurchase agreement amounts collateralized by that security. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts and our trading counterparties may require us to post additional margin above the levels established by the MBSD. Negative income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
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
Though Agency MBS are generally deemed to be very liquid securities, turbulent market conditions, such as market conditions following the COVID-19 outbreak, may significantly and negatively impact the liquidity and market value of these assets. Non-Agency MBS are typically more difficult to value, less liquid, and experience greater price volatility than Agency MBS. In addition, market values for non-Agency MBS are typically more subjective than Agency MBS. Given the trading of our investments in OTC markets, in times of severe market stress, a market may not exist for certain of our assets at any price. If the MBS market were to experience a severe or extended period of illiquidity, lenders may refuse to accept our assets as collateral for repurchase agreement financing, which could have a material adverse effect on our results of operations, financial condition and business. A sudden reduction in the liquidity of our investments could limit our ability to finance or could make it difficult to sell investments if the need arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the fair value at which we have previously recorded our investments which would result in lower than anticipated gains or higher losses.
Our repurchase agreements and agreements governing certain derivative instruments may contain financial and nonfinancial covenants. Our inability to meet these covenants could adversely affect our financial condition, results of operations, and cash flows.
In connection with certain of our repurchase agreements and interest rate swap agreements, we are required to maintain certain financial and non-financial covenants. As of March 31, 2020, the most restrictive financial covenants require that we have a minimum of $30 million of liquidity and declines in shareholders’ equity no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and interest rate swap agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, market volatility and changes in market conditions, could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of an agreement, acceleration of all amounts owed under an agreement, and generally would give the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the underlying agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements and interest rate swap agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.
Prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and the market value of our investments. Changes in prepayment rates may also subject us to reinvestment risk.
We are subject to prepayment risk to the extent that we own investments at premiums to their par value or at yields at a premium to current market yields. We amortize the premiums we pay on a security using the effective yield method, which is impacted by borrower prepayments of principal on the loans. Prepayments can occur both on a voluntary basis (i.e., the borrower elects to prepay the loan along with related prepayment fees, if applicable) and involuntary basis (i.e., a loan default and subsequent foreclosure and liquidation). RMBS have no prepayment protection while CMBS and CMBS IO have voluntary prepayment protection in the form of a prepayment lock-out on the loan for an initial period, or by yield maintenance or prepayment penalty provisions which serve as full or partial compensation for future lost interest income on the loan. In certain circumstances, compensation for voluntary prepayment on CMBS IO securities may not be sufficient to compensate us for the loss of future excess interest as a result of the prepayment. Prepayments on our investments are impacted by economic and market conditions, the level of interest rates, the general availability of mortgage credit, and other factors.
We have no protection from involuntary prepayments. The impact of involuntary prepayments on high premium investments including CMBS IO and higher coupon Agency CMBS is particularly acute since the investment consists entirely of premium. An increase in involuntary prepayments will result in the loss of investment premiums at an accelerated rate which could materially reduce our interest income, net income, comprehensive income and dividend. Involuntary prepayments typically increase in periods of economic slowdown or stress, such as the slowdown in economic activity experienced as a result of COVID-19, and actions taken as a result by the GSEs and federal, state and local governments. Defaults in loans underlying our CMBS IO, particularly loans in non-Agency CMBS IO securities collateralized by income producing properties such as retail shopping centers, office buildings, multifamily apartments and hotels, may increase as a result of the economic weakness brought on by the COVID-19 pandemic.
Increases in actual prepayment rates or market expectations of prepayment rates (voluntary or involuntary) could negatively impact our profitability and the market value of our investments, negatively impacting our book value. We are also more likely to experience margin calls from our lenders as a result of the decline in value of our securities, which would negatively impact our liquidity. Typically prepayments will increase when interest rates are declining which can lead to reinvestment in lower yielding investments leading to lower net interest income and reduced profitability.
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
The GSEs have been under federal conservatorship since 2008, As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. At various times since implementation of the conservatorship, Congress has considered structural changes to the GSEs. The United States Department of the Treasury (the “U.S. Treasury”) published the Treasury Housing Reform Plan in 2019 outlining proposed changes to the U.S. housing finance system which could lead to the release of the GSEs from conservatorship. Furthermore, the FHFA released its Strategic Plan in October 2019 which included in part an outline for the GSEs exiting conservatorship. Recent events related to the COVID-19 outbreak and the associated economic slowdown have raised concerns at the FHFA that the GSEs may need additional capital in order to meet their obligations as guarantors on trillions of dollars of MBS. The market value of Agency MBS today are highly dependent on the continued support of the GSEs by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as need, or if the GSEs are released from conservatorship, the market value of Agency MBS could significantly decline, making it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between the GSEs and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued by the GSEs. It may also interrupt the cash flow received by investors on the underlying MBS
Finally, reforms to GSEs could also negatively impact our ability to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).
All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets and materially adversely affect our business, operations, financial condition and book value per common share.
The replacement of LIBOR with an alternative reference rate may adversely affect our profitability, liquidity, and financial condition.
The United Kingdom’s Financial Conduct Authority (“FCA”) has announced that it will phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we will need to amend or terminate certain of our agreements referencing LIBOR rates. Our interest rate swap agreements currently include performance provisions which reference LIBOR rates, and many of these agreements expire after 2021. Our repurchase agreement borrowings generally carry a rate of interest based on a spread to LIBOR or other indices that closely track LIBOR. Additionally, the terms of our outstanding shares of Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock reference LIBOR rates but contain fallback provisions that would apply in the event that LIBOR rates are no longer calculated and published. The phasing out of LIBOR could impact short-term market rates in general which could potentially reduced the benefit of our interest rate swaps and increase the cost of our repurchase agreement borrowings. The impact of phasing out LIBOR on these and other financial instruments is uncertain and may negatively impact their value, liquidity or effectiveness. The transition to an alternative rate will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets.

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
Our net interest income, net income and comprehensive income will largely depend on our ability to acquire mortgage-related assets with acceptable risk-return profiles at favorable spreads over our borrowing costs. The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in real estate lending markets depends on various factors, including interest rates, regional and national economic conditions, and real estate values. In acquiring investments, we compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, insurance companies, mutual funds, GSEs including federal home loan banks and other entities that purchase assets similar to ours. In addition, in March 2019 as a result of economic factors related to the COVID-19 outbreak, the Federal Reserve Bank has resumed purchases of Agency RMBS and began purchasing Agency CMBS. Many of these entities against which we compete have greater resources and access to lower cost capital than we do. Because of these factors, we may not be able to acquire sufficient assets at acceptable yields over our borrowing costs, which would adversely affect our profitability.
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
Loans underlying non-Agency MBS we own are serviced by third-party service providers. These servicers provide for the primary and special servicing of these securities. In that capacity these service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan including as applicable the foreclosure and sale of the real estate owned. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to certain of its servicing activities. We have no contractual rights with respect to these servicers. If a third-party servicer fails to perform its duties under the securitization documents, this may result in a material increase in delinquencies or losses to the securities. As a result, the value of the securities may be impacted, and we may incur losses on our investment.

In addition, should a servicer experience financial difficulties, it may not be able to perform its obligations. Due to application of provisions of bankruptcy law, servicers who have sought bankruptcy protection may not be required to make advance payments required under the terms of the agreements governing the securities of amounts due from loan borrowers. Even if a servicer were able to advance amounts in respect of delinquent loans, its obligation to make the advances may be limited to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans. As a result of the COVID-19 outbreak, as well as the loan forbearance programs instituted by the GSEs, many servicers are experiencing financial distress and there is an increased risk that servicers may declare bankruptcy. For Agency MBS, we expect that the GSEs will transfer the servicing or otherwise make the investors in Agency MBS whole. For non-Agency MBS, financial difficulties with the servicer could lead to a material increase in delinquencies or losses to the securities. As a result, the value of the securities may be impacted, and we may incur losses on our investment.
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
We believe that we have complied with all of the requirements set forth above as of March 31, 2020. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.
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
RISKS RELATED TO OUR QUALIFICATION AS A REIT AND TAX RELATED MATTERS
We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.
We currently intend to pay regular dividends to our common stockholders and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income, subject to certain adjustments including utilization of our NOL, is distributed. However, we have not established a minimum dividend payment level, and the amount of our dividend will fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our GAAP and tax earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions, or our Board of Directors may change our dividend policy in the future. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.
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
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is lower than corresponding maximum ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the recently enacted Tax Cuts and Jobs Act (the “TCJA”), qualified REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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

The stock ownership limit imposed by the Code for REITs and our Articles of Incorporation may impair the ability of holders to convert shares of our outstanding preferred stock into shares of our common stock upon a change of control.

The terms of our outstanding preferred stock provide that, upon occurrence of a change of control (as defined in the Articles of Incorporation), each holder of our outstanding preferred stock will potentially have the right to convert in conjunction with a change in control all or part of such outstanding preferred stock held by such holder into a number of shares of our common stock per share of outstanding preferred stock, respectively, based on formulas set forth in our Articles of Incorporation. However, the stock ownership restrictions in our Articles of Incorporation also restrict ownership of shares of our outstanding preferred stock. As a result, no holder of outstanding preferred stock will be entitled to convert such stock into our common stock to the extent that receipt of our common stock would cause the holder to exceed the ownership limitations contained in our Articles of Incorporation, endanger the tax status of one or more real estate mortgage investment conduits (“REMICs”) in which we have or plan to have an interest, or result in the imposition of a direct or indirect penalty tax on us. These provisions may limit the ability of a holder of outstanding preferred stock to convert shares of preferred stock into our common stock upon a change of control, which could adversely affect the market price of shares of our outstanding preferred stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        As of March 31, 2020, the Company had been authorized by its Board of Directors to repurchase up to $40 million of its outstanding shares of common stock through December 31, 2020, of which the Company had approximately $14.8 million remaining as of March 31, 2020. On April 14, 2020, the Company was authorized by its Board of Directors to spend up to $40 million to repurchase outstanding shares of common stock through March 31, 2022, none of which repurchase authority has been used by the Company as of the date of filing of this Quarterly Report on Form 10-Q. The April 2020 authorization superseded the prior repurchase authorization in its entirety.

Subject to applicable securities laws and the terms of the Series B Preferred Stock and the Series C Preferred Stock, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2020:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
January 1 - 31, 2020	—	$—	—	$15,000
February 1 - 29, 2020 (1)	12,744	—	—	15,000
March 1 - 31, 2020	18,782	10.98	18,782	14,794
	31,526	$10.98	18,782
(1) These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the $40 million repurchase plan authorized by the Company's Board of Directors.

On April 14, 2020, the Company was also authorized by its Board of Directors to spend up to $40 million to repurchase outstanding shares of preferred stock through March 31, 2022.

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

3.2	Amended and Restated Bylaws, effective as of March 19, 2020 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed on March 20, 2020).
4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
4.3	Specimen of 7.625% Series B Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex’s Current Report on Form 8-K filed April 16, 2013).
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

10.40	Dynex Capital, Inc. Annual Cash Incentive Plan (effective as of January 1, 2020) (incorporated herein by reference to Exhibit 10.40 to Dynex’s Current Report on Form 8-K filed May 1, 2020).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.
104	The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
Date:	May 11, 2020	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	May 11, 2020	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)