Form 10-Q
period 2020-06-30
DYNEX CAPITAL INC
filed 2020-08-03
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
4991 Lake Brook Drive, Suite 100
Glen Allen,	Virginia	23060-9245
(Address of principal executive offices)		(Zip Code)
	(804)	217-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	DX	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRB	New York Stock Exchange
6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRC	New York Stock Exchange

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
Yes           ☐           No            ☒

On July 31, 2020, the registrant had 23,140,617 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Cash and cash equivalents	$147,243	$62,582
Restricted cash	59,150	71,648
Receivable for securities sold, pledged to counterparties	156,047	—
Mortgage-backed securities (including pledged of $3,391,112 and $5,024,625 respectively), at fair value	3,496,925	5,188,163
Mortgage loans held for investment (includes $7,366 and $8,857 at fair value, respectively); see Note 1	7,366	9,405
Derivative assets	7,926	4,290
Accrued interest receivable	16,620	26,209
Other assets, net	6,351	8,307
Total assets	$3,897,628	$5,370,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,314,991	$4,752,348
Payable for unsettled securities	—	6,180
Non-recourse collateralized financing	1,282	2,733
Derivative liabilities	4,208	974
Accrued interest payable	907	15,585
Accrued dividends payable	5,735	6,280
Other liabilities	3,036	3,516
Total liabilities	$3,330,159	$4,787,616

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 7,248,330 and 6,788,330 shares issued and outstanding, respectively ($181,208 and $169,708 aggregate liquidation preference, respectively)	$174,709	$162,807
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 23,140,617 and 22,945,993 shares issued and outstanding, respectively	231	229
Additional paid-in capital	858,451	858,347
Accumulated other comprehensive income	81,731	173,806
Accumulated deficit	(547,653)	(612,201)
Total shareholders’ equity	567,469	582,988
Total liabilities and shareholders’ equity	$3,897,628	$5,370,604
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
 (amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income	$19,853	$43,748	$59,676	$83,706
Interest expense	4,850	30,813	26,952	57,089
Net interest income	15,003	12,935	32,724	26,617

Loss on derivative instruments, net	(8,563)	(117,535)	(204,130)	(179,233)
Gain (loss) on sale of investments, net	193,099	(10,360)	277,882	(10,360)
Fair value adjustments, net	332	(16)	(40)	(29)
Other operating (expense) income, net	(222)	256	(645)	25
General and administrative expenses:
Compensation and benefits	(2,736)	(1,747)	(4,898)	(3,645)
Other general and administrative	(2,075)	(2,518)	(4,534)	(4,574)
Net income (loss)	194,838	(118,985)	96,359	(171,199)
Preferred stock dividends	(3,253)	(3,206)	(7,094)	(6,265)
Preferred stock redemption charge	—	—	(3,914)	—
Net income (loss) to common shareholders	$191,585	$(122,191)	$85,351	$(177,464)

Other comprehensive income:
Unrealized gain on available-for-sale investments, net	$28,052	$100,767	$185,807	$187,399
Reclassification adjustment for (gain) loss on sale of investments, net	(193,099)	10,360	(277,882)	10,360
Reclassification adjustment for de-designated cash flow hedges	—	—	—	(165)
Total other comprehensive (loss) income	(165,047)	111,127	(92,075)	197,594
Comprehensive income (loss) to common shareholders	$26,538	$(11,064)	$(6,724)	$20,130

Net income (loss) per common share-basic and diluted	$8.31	$(4.98)	$3.71	$(7.49)
Weighted average common shares-basic and diluted	23,057	24,541	23,010	23,681
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(548)	(548)
Stock issuance	4,460,000	107,988	—	—	—	—	—	107,988
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	67,511	1	306	—	—	307
Repurchase of common stock	—	—	(18,782)	—	(206)	—	—	(206)
Adjustments for tax withholding on share-based compensation	—	—	(12,744)	—	(235)	—	—	(235)
Stock issuance costs	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	(98,479)	(98,479)
Dividends on preferred stock	—	—	—	—	—	—	(3,841)	(3,841)
Dividends on common stock	—	—	—	—	—	—	(10,330)	(10,330)
Other comprehensive income	—	—	—	—	—	72,972	—	72,972
Balance as of March 31, 2020	7,248,330	$174,709	22,981,978	$230	$858,203	$246,778	$(729,313)	$550,607
Restricted stock granted, net of amortization	—	—	172,782	1	422	—	—	423
Repurchase of common stock	—	—	(14,143)	—	(166)	—	—	(166)
Stock issuance costs	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	—	—	—	194,838	194,838
Dividends on preferred stock	—	—	—	—	—	—	(3,253)	(3,253)
Dividends on common stock	—	—	—	—	—	—	(9,925)	(9,925)
Other comprehensive income	—	—	—	—	—	(165,047)	—	(165,047)
Balance as of June 30, 2020	7,248,330	$174,709	23,140,617	$231	$858,451	$81,731	$(547,653)	$567,469

Balance as of December 31, 2018	5,954,594	$142,883	20,939,073	$209	$818,861	$(35,779)	$(399,021)	$527,153
Stock issuance	213,468	5,015	3,109,047	31	53,841	—	—	58,887
Restricted stock granted, net of amortization	—	—	50,821	1	297	—	—	298
Adjustments for tax withholding on share-based compensation	—	—	(16,231)	—	(296)	—	—	(296)
Stock issuance costs	—	—	—	—	(212)	—	—	(212)
Net loss	—	—	—	—	—	—	(52,214)	(52,214)
Dividends on preferred stock	—	—	—	—	—	—	(3,059)	(3,059)
Dividends on common stock	—	—	—	—	—	—	(12,350)	(12,350)
Other comprehensive income	—	—	—	—	—	86,467	—	86,467

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	6,168,062	$147,898	24,082,710	$241	$872,491	$50,688	$(466,644)	$604,674
Stock issuance	346,068	8,173	547,071	5	9,874	—	—	18,052
Restricted stock granted, net of amortization	—	—	17,183	—	296	—	—	296
Stock issuance costs	—	—	—	—	(28)	—	—	(28)
Net loss	—	—	—	—	—	—	(118,985)	(118,985)
Dividends on preferred stock	—	—	—	—	—	—	(3,206)	(3,206)
Dividends on common stock	—	—	—	—	—	—	(13,292)	(13,292)
Other comprehensive income	—	—	—	—	—	111,127	—	111,127
Balance as of June 30, 2019	6,514,130	$156,071	24,646,964	$246	$882,633	$161,815	$(602,127)	$598,638
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income (loss)	$96,359	$(171,199)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	9,589	(4,273)
(Decrease) increase in accrued interest payable	(14,678)	5,599
Loss on derivative instruments, net	204,130	179,233
(Gain) loss on sale of investments, net	(277,882)	10,360
Fair value adjustments, net	40	29
Amortization of investment premiums, net	63,789	63,239
Other amortization and depreciation, net	959	707
Stock-based compensation expense	731	593
Change in other assets and liabilities, net	432	642
Net cash and cash equivalents provided by operating activities	83,469	84,930
Investing activities:
Purchase of investments	(2,818,863)	(2,100,712)
Principal payments received on investments	249,766	195,061
Proceeds from sales of investments	4,226,321	432,552
Principal payments received on mortgage loans held for investment	1,519	1,199
Net payments on derivatives, including terminations	(210,712)	(174,023)
Other investing activities	—	(1,348)
Net cash and cash equivalents provided by (used in) investing activities	1,448,031	(1,647,271)
Financing activities:
Borrowings under repurchase agreements	23,686,649	60,627,601
Repayments of repurchase agreement borrowings	(25,124,006)	(59,080,133)
Principal payments on non-recourse collateralized financing	(1,467)	(386)
Proceeds from issuance of preferred stock	107,988	13,188
Proceeds from issuance of common stock	—	63,751
Cash paid for redemption of preferred stock	(100,000)	—
Cash paid for stock issuance costs	—	(185)
Cash paid for common stock repurchases	(372)	—
Payments related to tax withholding for stock-based compensation	(235)	(296)
Dividends paid	(27,894)	(38,553)
Net cash and cash equivalents (used in) provided by financing activities	(1,459,337)	1,584,987

Net increase in cash, cash equivalents, and restricted cash	72,163	22,646
Cash, cash equivalents, and restricted cash at beginning of period	134,230	88,704
Cash, cash equivalents, and restricted cash at end of period	$206,393	$111,350
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$41,613	$51,650
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

Impact of COVID-19

As a result of the economic, health and market turmoil brought about by the coronavirus (“COVID-19”) pandemic, fixed income and equity markets experienced severe disruption during mid-March of 2020. The disruption resulted in a substantial rally in interest rates and a decline in fair value of securities in which the Company invests, which led to significant demands on liquidity from margin calls from derivative and repurchase agreement counterparties. The Agency MBS market largely stabilized in late March after the Federal Reserve announced that it would purchase Agency RMBS and CMBS as well as U.S. Treasuries in the amounts needed to support smooth market functioning. In addition, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide economic relief to individuals, businesses, state and local governments, and the health care system. The Company has not sought assistance under the CARES Act for its business or operations. Economic relief under the CARES Act includes mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments and individual states have adopted similar policies addressing loan payments, rent payments, foreclosures and evictions. The Company is not able to predict the impact these policies may have on its investments at this time. The impact of forbearance on the Company’s MBS could range from immaterial to significant depending on actual losses incurred on underlying loans as well as future public policy choices, and actions by the GSEs, their regulator the Federal Housing Finance Authority ("FHFA"), the Federal Reserve, and federal and state governments. There can be no assurance as to how these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may be materially adversely affected.

While market conditions have improved since the first quarter of 2020 as a result of actions by the Federal Reserve and the passage of economic stimulus packages such as the CARES Act, economic activity has not returned to pre-pandemic levels and a resurgence in cases of COVID-19 threatens further recovery. The Company continues to monitor servicers’ reporting of delinquencies on loans underlying its investments as an increase in defaults could lead to loss of premiums should servicers become unable to advance or losses become severe enough to impact the senior tranches of the securitizations in which the Company is invested.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included; however, uncertainty over the continuing impact that COVID-19 will have on the global economy and on the Company’s business makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

COVID-19. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2020. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three and six months ended June 30, 2020 or June 30, 2019.

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

Because the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) and its 6.900% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (collectively, the “Preferred Stock”) are redeemable at the Company’s option for cash only and may convert into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIB and Article IIIC of the Company’s Articles of Amendment to the Restated Articles of Incorporation (the “Restated Articles of Incorporation, as amended”), the effect of those shares and their related dividends is excluded from the calculation of diluted net income per common share.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of June 30, 2020 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the six months ended June 30, 2020:

June 30, 2020
Cash and cash equivalents	$147,243
Restricted cash	59,150
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$206,393

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Share-Based Compensation

Pursuant to the Company’s 2020 Stock and Incentive Plan (the “2020 Plan”), the Company may grant share-based compensation to eligible employees, non-employee directors or consultants or advisors to the Company, including restricted stock awards, stock options, stock appreciation rights, performance units, restricted stock units, and performance cash awards. The Company’s restricted stock currently issued and outstanding may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured at the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders’ equity. The requisite service period is the period during which a participant is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company’s restricted stock awards have performance-based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock issued to its employees, officers, and directors.

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

As previously disclosed in the 2019 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement"), that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. The Receiver subsequently filed a claim for damages with the Northern District Court of approximately $12,600, while the Company filed claims for damages ranging from $13,300 to $30,600, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Agreement and amounts incurred under the Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company has disputed, among other things, that the Receiver's Objections are not supportable under Virginia law and has further refined its damages claim to range from $13,300 based on simple interest to $17,800 based on a combination of simple and compound interest, which the Company believes is supportable under Virginia law. There have been no material developments in this matter during the three months ended June 30, 2020. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Virginia law, that the likelihood of loss is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss cannot be reasonably estimated, and therefore, no contingent liability has been recorded.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Recently Issued and Adopted Accounting Pronouncements

The Company reviews all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the six months ended June 30, 2020 that are expected to have a material impact on the Company’s financial condition or results of operations.

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

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company’s MBS are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s MBS by investment type (including securities pending settlement) as of the dates indicated:

	June 30, 2020
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS	$2,248,752	$67,589	$2,316,341	$40,465	$—	$2,356,806
Agency CMBS	655,935	6,518	662,453	39,507	(1)	701,959
CMBS IO (1)	—	435,271	435,271	5,731	(4,332)	436,670
Non-Agency other	1,732	(600)	1,132	403	(45)	1,490
Total MBS:	$2,906,419	$508,778	$3,415,197	$86,106	$(4,378)	$3,496,925
(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $13,007,113 and $9,577,721 respectively, as of June 30, 2020.

	December 31, 2019
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS	$2,563,684	$55,770	$2,619,454	$69,082	$(462)	$2,688,074
Agency CMBS	1,890,186	15,414	1,905,600	93,763	(6)	1,999,357
CMBS IO (1)	—	488,145	488,145	11,760	(863)	499,042
Non-Agency other	1,938	(780)	1,158	552	(20)	1,690
Total MBS:	$4,455,808	$558,549	$5,014,357	$175,157	$(1,351)	$5,188,163

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

The following table presents information regarding the "gain on sale of investments, net" on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$371,106	$11,729	$205,493	$(3,953)	$2,188,456	$75,823	$205,493	$(3,953)
Agency CMBS	2,020,228	181,370	213,198	(6,493)	2,193,912	202,059	213,198	(6,493)
Agency CMBS IO	—	—	13,861	86	—	—	13,861	86
	$2,391,334	$193,099	$432,552	$(10,360)	$4,382,368	$277,882	$432,552	$(10,360)

Included in the table above are securities sold with an amortized cost of $152,363 which were unsettled as of June 30, 2020 and were pledged as collateral for repurchase agreement borrowings of $144,910. The sale proceeds of $156,047 to be received for the unsettled portion are recorded as “receivable for securities sold” on the Company’s consolidated balance sheet as of June 30, 2020.

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	June 30, 2020			December 31, 2019
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$87,603	$(2,304)	26	$215,792	$(1,139)	27
Non-Agency MBS	98,246	(1,926)	47	13,607	(146)	7

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$1,225	$(128)	3	$75,745	$(35)	2
Non-Agency MBS	107	(20)	4	1,099	(31)	5

The unrealized losses on the Company’s MBS are not credit related, therefore the Company’s allowance for credit losses was $0 as of June 30, 2020. The unrealized losses are a result of declines in market prices driven by significant spread widening. The principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of June 30, 2020 and December 31, 2019 are summarized in the following tables:

	June 30, 2020			December 31, 2019
Collateral Type	Balance (1)	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,308,446	0.27%	$2,427,267	$2,594,645	1.96%	$2,647,638
Agency CMBS	654,001	0.28%	695,578	1,735,848	1.98%	1,901,452
Agency CMBS IO	225,191	1.12%	265,342	255,912	2.30%	282,522
Non-Agency CMBS IO	127,353	1.40%	155,288	165,943	2.67%	193,013
Total repurchase agreements	$3,314,991	0.38%	$3,543,475	$4,752,348	2.01%	$5,024,625

The amounts for fair value of collateral pledged in the table above as of June 30, 2020 include securities sold but not settled, which are recorded as “receivable for securities sold” on the consolidated balance sheet and for which the Company had $144,910 of repurchase agreement borrowings outstanding as of June 30, 2020. The Company also had $0 and $6,180 payable to counterparties as of June 30, 2020 and December 31, 2019, respectively, for purchases pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2020			December 31, 2019
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$1,875,520	0.40%	26	$2,078,185	2.12%	34
30 to 90 days	1,439,471	0.35%	32	2,674,163	1.93%	52
Total	$3,314,991	0.38%	29	$4,752,348	2.01%	45

As of June 30, 2020, the Company had repurchase agreement amounts outstanding with 19 of its 37 available repurchase agreement counterparties. The Company had $645,231 outstanding and $46,872, or approximately 8%, of equity at risk with JP Morgan Chase at a weighted average borrowing rate of 0.39%. The Company did not have more than 10% of its equity at risk with any of its other counterparties as of June 30, 2020. The Company has a committed repurchase facility with Wells Fargo that has an aggregate maximum borrowing capacity of $250,000, of which it had $137,301 outstanding at a weighted average borrowing rate of 1.04% as of June 30, 2020. The facility is available to the Company until its maturity date of June 11, 2021.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of June 30, 2020.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of June 30, 2020 and December 31, 2019:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2020
Repurchase agreements	$3,314,991	$—	$3,314,991	$(3,314,991)	$—	$—

December 31, 2019
Repurchase agreements	$4,752,348	$—	$4,752,348	$(4,752,348)	$—	$—
(1) Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

Please see Note 4 for information related to the Company’s derivatives, which are also subject to underlying agreements with master netting or similar arrangements.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Loss on Derivative Instruments, Net

The table below provides detail of the Company’s “loss on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2020	2019	2020	2019
Interest rate swaps	$(1,672)	$(124,213)	$(183,852)	$(195,978)
Interest rate swaptions	—	—	(573)	—
Futures	(10,928)	(102)	(19,377)	(211)
Options on U.S. Treasury futures	(6,680)	—	(17,406)	—
TBA securities - long positions	8,688	6,780	27,119	16,956
TBA securities - short positions	2,029	—	(10,041)	—
Loss on derivative instruments, net	$(8,563)	$(117,535)	$(204,130)	$(179,233)

The table below summarizes information about the fair value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2020	December 31, 2019
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$3,168	$2,883
Interest rate swaptions	Derivative assets	Economic hedging	—	573
TBA securities - long positions	Derivative assets	Investing	4,758	834
Total derivatives assets			$7,926	$4,290

U.S. Treasury futures	Derivative liabilities	Economic hedging	$(4,208)	$—
TBA securities - short positions	Derivative liabilities	Economic hedging	—	(974)
Total derivatives liabilities			$(4,208)	$(974)

Interest Rate Swaps

The Company has interest rate swap agreements outstanding with various counterparties that are centrally cleared through the CME. As explained in Note 1, the exchange of variation margin for CME cleared interest rate swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Because the Company accounts for this daily exchange of variation margin for its CME cleared interest rate swaps as an increase or decrease to the carrying value of the related derivative asset or liability, the fair value of the interest rate swaps nets to $0 on the Company’s

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

consolidated balance sheet. The Company had net settlement amounts of $(2,866) and $(9,265) in variation margin for its interest rate swaps as of June 30, 2020 and December 31, 2019, respectively.

The following tables present information about the Company’s interest rate swaps as of the dates indicated:

	June 30, 2020			December 31, 2019
		Weighted-Average			Weighted-Average
Years to Maturity:	Notional Amount	Pay Rate	Life Remaining (in Years)	Notional Amount	Pay Rate	Life Remaining (in Years)
< 3 years	$50,000	1.35%	0.3	$2,860,000	1.58%	1.5
>3 and < 6 years	—	—%	—	700,000	1.43%	4.7
>6 and < 10 years	425,000	0.69%	9.9	545,000	1.78%	9.4
>10 years	—	—%	—	120,000	2.84%	27.7
Total	$475,000	0.76%	9.0	$4,225,000	1.62%	3.8

U.S. Treasury Futures and Options

The following table presents information about the Company’s U.S. Treasury futures and options outstanding as of the dates indicated:

	Cost Basis	Fair Value	Notional Amount
As of June 30, 2020:
Options on U.S. Treasury futures (1)	$20,622	$3,168	$1,425,000
U.S. Treasury futures - short positions	n/a	(4,208)	1,225,000

As of December 31, 2019:
Options on U.S. Treasury futures (2)	$4,359	$2,883	$1,350,000
Pay-fixed interest rate swaptions (2)	6,180	573	750,000
(1) All futures and options outstanding as of June 30, 2020 will expire in September of 2020.
(2) All options outstanding as of December 31, 2019 expired during the first quarter of 2020.

TBA Securities

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	June 30, 2020		December 31, 2019
	Long Positions	Short Positions	Long Positions	Short Positions
Implied market value (1)	$1,290,078	$—	$442,161	$(520,117)
Implied cost basis (2)	1,285,320	—	441,327	(519,143)
Net carrying value (3)	$4,758	$—	$834	$(974)

(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the date indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the date indicated.
(3) Net carrying value is the amount included on the consolidated balance sheets within “derivative assets (liabilities)” and represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the period indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2019	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of June 30, 2020
Interest rate swaps	$4,225,000	$2,915,000	$(6,665,000)	$475,000
Interest rate swaptions	750,000	—	(750,000)	—
U.S. Treasury futures - short positions	—	2,212,600	(3,437,600)	(1,225,000)
Options on U.S. Treasury futures	1,350,000	3,425,000	(3,350,000)	1,425,000
TBA - long positions	435,000	5,311,000	(4,496,000)	1,250,000
TBA - short positions	500,000	3,017,000	(3,517,000)	—

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2020 and December 31, 2019:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2020
Options on U.S. Treasury futures	$3,168	—	$3,168	$—	$—	$3,168
TBA - long positions	4,758	—	4,758	—	—	4,758
Derivative assets	$7,926	$—	$7,926	$—	$—	$7,926
December 31, 2019
Interest rate swaptions	$573	$—	$573	$—	$—	$573
Options on U.S. Treasury futures	2,883	—	2,883	—	—	2,883
TBA - long positions	834	—	834	(380)	—	454
Derivative assets	$4,290	$—	$4,290	$(380)	$—	$3,910

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2020
U.S. Treasury futures	$(4,208)	—	$(4,208)	$—	$4,208	$—
TBA - short positions	—	—	—	—	—	—
Derivative liabilities	$(4,208)	$—	$(4,208)	$—	$4,208	$—

December 31, 2019
TBA - short positions	$(974)	—	$(974)	$380	—	$(594)
Derivative liabilities	$(974)	$—	$(974)	$380	$—	$(594)
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
Please see Note 3 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements.

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	June 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$3,496,925	$—	$3,495,435	$1,490	$5,188,163	$—	$5,186,473	$1,690
Mortgage loans held for investment	7,366	—	—	7,366	—	—	—	—
Derivative assets:
Options on U.S. Treasury futures	3,168	3,168	—	—	2,883	2,883	—	—
Interest rate swaptions	—	—	—	—	573	—	573	—
TBA securities-long positions	4,758	—	4,758	—	834	—	834	—
Total assets carried at fair value	$3,512,217	$3,168	$3,500,193	$8,856	$5,192,453	$2,883	$5,187,880	$1,690

Liabilities carried at fair value:
TBA-short positions	$—	$—	$—	$—	$974	$—	$974	$—
U.S. Treasury futures	4,208	4,208	—	—	—	—	—	—
Total liabilities carried at fair value	$4,208	$4,208	$—	$—	$974	$—	$974	$—

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

The Company owns MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of June 30, 2020. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the three and six months ended June 30, 2020 is presented in the following table:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Other Non-Agency MBS	Mortgage Loans	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$1,562	$7,922	$1,690	$9,405
Change in fair value (1)	(57)	359	(174)	(501)
Principal payments	(101)	(904)	(206)	(1,519)
Accretion (amortization)	86	(11)	180	(19)
Balance as of end of period	$1,490	$7,366	$1,490	$7,366
(1) Change in fair value for other non-Agency MBS is recorded as unrealized gain (loss) in “other comprehensive income”. Change in fair value for mortgage loans is recorded as unrealized gain (loss) in “fair value adjustments, net“ and the amount shown for the six months ended June 30, 2020 is net of cumulative adjustment of $(548) made to the amortized cost as of December 31, 2019 as a result of the Company’s election of the fair value option for its mortgage loans effective January 1, 2020.

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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has designated 6,600,000 shares for issuance as 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and sold 4,460,000 of such shares during the first quarter of 2020 through a public offering for which it received proceeds of $107,988, net of $3,512 in broker commissions and other expenses. The Company used the proceeds to redeem all 2,300,000 outstanding shares of its 8.50% Series A Preferred Stock at an aggregate redemption price of approximately $25.35 per share, which included accumulated and unpaid dividends declared as of the redemption date March 14, 2020. The Company also used the proceeds to partially redeem 1,700,000 shares of its 7.625% Series B Preferred Stock at an aggregate redemption price of approximately $25.32 per share, which included accumulated and unpaid dividends declared as of the redemption date March 16, 2020. The excess of the $25.00 liquidation price per share over the carrying value of the preferred stock redeemed resulted in a charge of $(3,914) to net income to common shareholders for the six months ended June 30, 2020.

The Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company had 2,788,330 shares of its Series B Preferred Stock remaining as of June 30, 2020, which may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, as amended, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Series C Preferred stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025 upon which date and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of three-month LIBOR plus a spread of 5.461%. The Company paid its regular quarterly dividend of $0.4765625 per share of Series B Preferred Stock and $0.43125 per share of Series C Preferred Stock on July 15, 2020 to shareholders of record as of July 1, 2020.

Common Stock. The following table summarizes information regarding monthly dividend declarations on the Company’s common stock during the six months ended June 30, 2020:

	Six Months Ended
	June 30, 2020
Declaration Date	Amount Declared	Record Date	Payment Date
January 13, 2020	$0.15	January 24, 2020	February 3, 2020
February 14, 2020	0.15	February 24, 2020	March 2, 2020
March 10, 2020	0.15	March 23, 2020	April 1, 2020
April 8, 2020	0.15	April 22, 2020	May 1, 2020
May 12, 2020	0.15	May 22, 2020	June 1, 2020
June 10. 2020	0.13	June 22, 2020	July 1, 2020

Stock and Incentive Plans. The Company’s Board adopted the 2020 Stock and Incentive Plan, which was approved by the Company’s shareholders on June 9, 2020. The 2020 Plan, which replaced the Company’s 2018 Stock and Incentive Plan (the “2018 Plan”), reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Awards previously granted under the 2018 Plan or any other prior equity plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan. Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2020 was $424 and $731, respectively, compared to $296 and $593 for the three and six months ended June 30, 2019, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Six Months Ended
	June 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	119,213	$18.56	113,904	$19.19
Restricted stock granted	240,293	13.88	67,997	18.09
Restricted stock vested	(65,749)	18.61	(62,688)	19.20
Restricted stock outstanding as of end of period	293,757	$14.72	119,213	$18.56

As of June 30, 2020, the grant date fair value of the Company’s remaining nonvested restricted stock is $3,863 which will be amortized into compensation expense over a weighted average period of 2.4 years.

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

Market Conditions and Recent Activity

Markets stabilized in the second quarter of 2020 after a volatile first quarter due to strong intervention by the Federal Reserve and the economic relief provided by the CARES Act. As markets adjusted to these policies, credit spreads on risk assets rallied and U.S. Treasury interest rates settled into a tighter range and ended the second quarter virtually unchanged from March 31, 2020. Funding markets were also more stable in the second quarter compared to the prior quarter. While there has not been a direct impact from COVID-19 on our operations other than the need to shift to a remote work environment, the impact on the U.S. and the global economy from COVID-19 continues to have the potential to materially disrupt cash flows on U.S. real estate, and in particular rents on multifamily and commercial real estate which could impact our Agency CMBS and Agency and non-Agency CMBS IO securities. Asset prices do not necessarily reflect these conditions as markets are currently expecting a reasonably rapid recovery in economic activity. This could change quickly as the cases in COVID-19 have re-spiked in July.

Against this backdrop, we sold $1.8 billion of Agency CMBS early in the second quarter, realizing a gain of $181.4 million. At the end of April, we had reduced our investment portfolio down to approximately $2.2 billion and leverage to approximately 3.9 times shareholders’ equity. As markets stabilized, over the balance of the quarter, we added Agency RMBS and TBA securities to replace the Agency CMBS we sold and increased leverage including TBA securities to 8.1x at June 30, 2020. Given the potential for cash flow disruptions as noted above, we believe that Agency RMBS offer a better risk adjusted return at this point. With a smaller average balance of investments during the second quarter, we reduced our monthly dividend from $0.15 per common share to $0.13 per common share in June. We expect core net operating income to outpace the dividend in the third quarter given our expectation of owning a larger earning asset base and lower funding costs on balance versus the first quarter of 2020.

The charts below show the highest and lowest U.S. Treasury and swap rates during the quarter ended June 30, 2020 as well as the rates as of June 30, 2020 and December 31, 2019:

Second Quarter 2020 Results

Our book value per common share increased $0.62 during the second quarter of 2020 primarily because of spread tightening on Agency RMBS, Agency CMBS, and CMBS IO. The resulting increase in fair value of our MBS was the primary component of our overall comprehensive income to common shareholders of $26.5 million for the second quarter of 2020. We monetized gains of $193.1 million on a portion of our CMBS and RMBS, which drove the majority of our net income to common shareholders of $191.6 million for the second quarter of 2020. Net interest spread increased for the second quarter compared to the first quarter due to lower financing costs while net interest income declined primarily due to a lower average balance of interest earning assets. The lower average balance resulted from sales of investments late in the first quarter of 2020 when the Company monetized gains on most of its Agency RMBS and reduced its leverage as asset prices began to fall during the market's initial response to the COVID-19 pandemic. During June, the proceeds from the first and second quarter sales were mostly re-invested back into Agency RMBS.

The lower average balance of assets drove the decline of $(3.2) million in the core net operating income to common shareholders, a non-GAAP measure. In addition, net periodic interest benefit from interest rate swaps declined $(2.2) million from the prior quarter to a net periodic interest cost of $(0.1 million), which was partially offset by an increase of $1.4 million in drop income from TBA dollar roll positions compared to the prior quarter.

Current Outlook
Our macroeconomic opinion for the long-term has not changed. We believe the global economy remains fragile and vulnerable to sudden exogenous shocks. The global economy is largely supported by central banks and global debt continues to increase excessively. Our current short-term view, however, has been impacted by the health crisis, the resulting economic crisis, and a host of new policy risks that have been introduced in order to support the global economy. Though the Federal Reserve has taken action to support the financial markets, and Congress and the U.S. Treasury have passed the CARES Act, we believe the efficacy and outcome of these actions are unknown and the risk for policy mistakes is very high. Measures of market volatility currently are low, however, notwithstanding the spike in COVID-19 cases in the U.S. and somewhat softening economic indicators.

As noted above, we expect that we will out earn our $0.13 per common share monthly dividend in the third quarter with the favorable funding environment. This outlook assumes we do not rapidly reduce our investment portfolio from an exogenous event as occurred in March. The risk of such an event remains high, but we have constructed our investment portfolio so that we remain flexible and can quickly de-lever our balance sheet. We believe we are in a strong position of liquidity and leverage that will allow us to evaluate the market environment for the best risk and return opportunities without undue pressure on our balance sheet and capital position. We maintain our belief that the demographics behind the housing sector continue to support our investment thesis of investing in high quality, highly liquid U.S.-based housing assets. We continue to take a balanced and measured approach to our strategy, so that we are prepared to manage our business under a variety of scenarios.

Other Factors Impacting Our Financial Condition and Results of Operations

In recent filings, we have discussed the potential for the upcoming cessation of LIBOR as a “benchmark” rate by the end of 2021 to impact our business and results of operations. Please refer to Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 as well as Item 1, “Business” in our 2019 Form 10-K for more detailed information. Though our significant reduction of interest rate swaps in our hedging portfolio has reduced the potential impact of the transition to alternative reference rates, we are continuing to develop a plan to facilitate an orderly transition to alternative reference rates for our remaining interest rate swaps and other financial instruments. Our transition plan includes steps to evaluate exposure, review contracts, assess impact to our business, processes and technology and define a communication strategy with shareholders, regulators and other stakeholders. We will also be assessing how our financial instruments may be indirectly impacted as a result of modifications made by third parties to LIBOR-based loans underlying our MBS and other investments.

Non-GAAP Financial Measures

In addition to the Company's operating results presented in accordance with GAAP, the information presented within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains the following non-GAAP financial measures: core net operating income to common shareholders (including per common share), adjusted net interest income and the related metric adjusted net interest spread. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers, although the Company's presentation of its non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Reconciliations of core net operating income to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below and within “Results of Operations”.

Management views core net operating income to common shareholders as an estimate of the Company’s financial performance based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expense, net. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP comprehensive income (loss) to common shareholders, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost, drop income on TBA securities, general and administrative expenses, and preferred dividends. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in core net operating income and in adjusted net interest income because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also includes interest rate swap periodic interest benefit/cost, which is also included in "gain (loss) on derivatives instruments, net", in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and therefore represent a cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from other instruments used by management to economically hedge the impact of changing interest rates on the fair value of its portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
($ in thousands, except per share amounts)	June 30, 2020	March 31, 2020
Comprehensive income (loss) to common shareholders	$26,538	$(33,262)
Less:
Change in fair value of available for sale investments	(28,052)	(157,755)
Change in fair value of derivative instruments, net (1)	10,252	198,370
Preferred stock redemption charge to common shareholders	—	3,914
Fair value adjustments, net	(332)	372
Core net operating income to common shareholders	$8,406	$11,639

Weighted average common shares	23,056,812	22,963,084
Comprehensive income (loss) per common share	$1.15	$(1.45)
Core net operating income per common share	$0.36	$0.51
(1) Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes net periodic interest benefit on effective interest rate swaps outstanding during the period.

	Three Months Ended
($ in thousands)	June 30, 2020	March 31, 2020
Net interest income	$15,003	$17,721
Add: TBA drop income (1)	1,796	739
Add: net periodic interest (cost) benefit (2)	(107)	2,064
Adjusted net interest income	$16,692	$20,524
Other operating expense, net	(222)	(423)
General and administrative expenses	(4,811)	(4,621)
Preferred stock dividends	(3,253)	(3,841)
Core net operating income to common shareholders	$8,406	$11,639
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
(2) Amount represents net periodic interest benefit/cost of effective interest rate swaps outstanding during the period and excludes realized and unrealized gains and losses from changes in fair value of derivatives.

FINANCIAL CONDITION

Investment Portfolio

Our investment portfolio as of June 30, 2020 was $4.8 billion including TBA securities, an increase of over 50% versus March 31, 2020 and within 10% of the size of our portfolio as of December 31, 2019. We remain primarily invested in Agency fixed-rate investments which have more a more favorable risk-return profile and higher liquidity in the current macroeconomic environment due to their lower credit risk versus other types of MBS. The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:

Investment Portfolio Composition
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$—
($s in millions)
$3,647
$382
$2,610
$702
$2,328
$1,999
$437
$458
$499
Agency RMBS (1)
Agency CMBS
CMBS IO
June 30, 2020
March 31, 2020
December 31, 2019

(1) Includes TBA positions at their implied market value as if settled which are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

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

Since December 31, 2019, we have shifted our RMBS portfolio into lower coupon investments to mitigate the risk of loss of premiums due to early prepayment given the lower interest rate environment. The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	June 30, 2020
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
2.0%	$790,107	$808,631	$812,199	2	—%	5.50
2.5%	1,003,210	1,039,921	1,052,948	4	1.2%	3.80
4.0%	455,435	467,789	491,659	26	29.4%	2.21
TBA 2.0%	500,000	509,691	511,084	n/a	n/a	4.51
TBA 2.5%	500,000	517,891	520,830	n/a	n/a	1.33
15-year fixed-rate:
TBA 2.0%	250,000	257,738	258,164	n/a	n/a	2.46
Total	$1,495,542	$1,534,158	$1,562,022	8	6.8%	5.92

	December 31, 2019
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
2.5%	$110,610	$109,341	$109,409	3	—%	5.15
3.0%	307,380	310,486	314,159	25	9.4%	4.04
3.5%	538,551	549,735	562,921	11	10.9%	2.64
4.0%	1,352,730	1,384,913	1,429,547	20	23.5%	2.28
4.5%	254,413	264,979	272,037	13	29.9%	1.55
TBA 2.5%	135,000	133,059	133,513	n/a	n/a	5.10
TBA 3.0%	300,000	308,268	308,648	n/a	n/a	1.90
TBA 4.0%	(500,000)	(519,143)	(520,117)	n/a	n/a	1.28
Total 30-year fixed-rate	$2,498,684	$2,541,638	$2,610,117	17	18.9%	2.91
(1) Implied cost basis of TBAs represents the forward price to be paid (received) for the underlying Agency MBS.
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

The following table presents information about our CMBS investments (including securities pending settlement) by year of origination as of the dates indicated:

	June 30, 2020				December 31, 2019
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$12,967	$12,712	27	5.60%	$13,441	$13,080	30	5.74%
2009 to 2012	16,200	16,957	43	5.05%	28,141	29,153	34	4.99%
2013 to 2014	11,183	11,391	50	3.37%	11,294	11,528	59	3.65%
2015	156,489	157,966	76	3.30%	175,219	177,023	87	2.86%
2016	—	—	—	—%	19,910	19,742	109	2.62%
2017	50,781	51,219	94	3.08%	340,638	342,158	101	3.07%
2018	—	—	—	—%	330,180	329,984	127	3.68%
2019	29,502	29,897	149	3.05%	972,646	983,435	134	3.27%
2020	379,951	382,850	127	1.80%	—	—	—	—%
	$657,073	$662,992	108	2.50%	$1,891,469	$1,906,103	120	3.30%
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.
(2) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.

CMBS IO. We invest in both Agency-issued and non-Agency issued CMBS IO which are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans, commonly referred to as the notional amount. The weighted average interest rate for our CMBS IO was 0.64% as of June 30, 2020 and 0.65% as of December 31, 2019. The loans collateralizing Agency-issued CMBS IO pools are similar in composition to the pools of loans that collateralize CMBS as discussed above. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types which are shown in the table below as of June 30, 2020:

	June 30, 2020
($ in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$45,815	27.8%
Office	34,987	21.2%
Multifamily	30,106	18.3%
Hotel	21,766	13.2%
Mixed use	10,715	6.5%
Other (1)	21,371	13.0%
Total non-Agency CMBS IO	$164,760	100.0%
(1) Other property types collateralizing non-Agency CMBS IO do not comprise more than 5% individually.

Yields on CMBS IO securities are dependent upon the performance of the underlying loans. Similar to CMBS described above, the Company receives prepayment compensation as most loans in these securities have some form of prepayment protection from early repayment. Our return on these investments may be negatively impacted, however, by involuntary prepayments including defaults, foreclosures, or liquidations resulting in amounts being partially or wholly repaid prior to its contractual maturity date because of loss mitigation actions taken by the underlying loan servicer. Since the economic impacts of COVID-19 began in March, servicers are reporting an increase in delinquencies on loans underlying our non-Agency CMBS IO. The increase in delinquencies has been primarily in the retail and hotel sectors.

In order to manage our exposure to credit performance, we have generally invested in senior tranches of these securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. As of June 30, 2020 and December 31, 2019, approximately 62% of our CMBS IO are Agency-issued securities which generally contain higher credit quality loans that are expected to have a lower risk of default than non-Agency CMBS IO. In addition, the majority of our non-Agency CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. All of our non-Agency CMBS IO were originated prior to 2017, the majority of which we believe have had underlying property value appreciation, and the weighted average life of contractual cash flows remaining on our non-Agency CMBS IO is 25 months. Considering these characteristics of our non-Agency CMBS IO and the actions taken by servicers so far to work with borrowers through various relief measures, we have not seen evidence of and do not currently expect a material adverse effect on our future cash flows for non-Agency CMBS IO. However, the ultimate impact of COVID-19 on the global economy and on the loans underlying any of our securities remains uncertain and cannot be predicted at this time.

The following table presents our CMBS IO investments by year of origination as of June 30, 2020:

	Agency			Non-Agency
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$19,270	$19,348	10	$5,379	$5,525	9
2013	29,382	30,414	15	13,639	13,578	16
2014	29,462	30,148	22	59,856	59,866	21
2015	36,778	38,265	27	59,975	59,708	28
2016	25,564	26,200	32	18,421	17,805	16
2017	28,537	28,931	43	8,509	8,278	36
2018	3,968	3,986	63	—	—	—
2019	93,152	91,309	61	—	—	—
2020	3,379	3,309	54	—	—	—
	$269,492	$271,910	39	$165,779	$164,760	25
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of contractual cash flows remaining for the investments by year of origination.

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

Prior to the end of the first quarter of 2020, we primarily used interest rate swaps to hedge a portion of our earnings and book value exposure to fluctuations in interest rates. Because we sold a substantial portion of our Agency RMBS when interest rates rallied, we terminated the majority of our interest rate swaps. We partially replaced these terminated hedges by increasing our options on U.S. Treasury futures and adding short positions in U.S. Treasury futures. Although we were substantially re-invested into Agency RMBS by the end of the second quarter, we have not entered into additional interest rate swaps to hedge interest earnings given our expectations of low stable funding rates on repurchase agreement borrowings in the near term. Our focus is on the impact of changing interest rates on our book value and management believes U.S. Treasury futures and options are more effective as hedges as they have better liquidity and more favorable margin requirements than interest rate swaps. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements for details on our interest rate derivative instruments as of June 30, 2020 and December 31, 2019.

RESULTS OF OPERATIONS

The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of “Executive Overview” contained in Item 2 of this Quarterly Report on Form 10-Q for additional important information about these measures.

Net Interest Income for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended
	June 30,
	2020			2019
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$9,605	$1,632,531	2.35%	$25,456	$2,949,516	3.45%
Agency CMBS	4,700	720,048	2.58%	11,665	1,463,427	3.15%
CMBS IO (5)	5,313	448,572	4.05%	4,886	492,314	3.78%
Non-Agency MBS and other investments (6)	235	9,613	7.26%	1,741	12,088	4.82%
Total:	$19,853	$2,810,764	2.70%	$43,748	$4,917,345	3.43%

Interest-bearing liabilities: (7)	4,850	$2,582,230	0.74%	$30,813	$4,566,160	2.67%
Net interest income/net interest spread	$15,003		1.96%	$12,935		0.76%
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
(6) Interest income for non-Agency and other investments includes $0.6 million of interest income from cash and cash equivalents for the three months ended June 30, 2019. Average balance and yield excludes cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	June 30, 2020 Compared to June 30, 2019
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(4,483)	$(11,368)	$—	$(15,851)
Agency CMBS	(1,054)	(5,928)	17	(6,965)
CMBS IO (2)	111	(404)	720	427
Non-Agency MBS and other investments	(21)	(632)	(853)	(1,506)
Change in interest income	$(5,447)	$(18,332)	$(116)	$(23,895)
Change in interest expense	(12,580)	(13,383)	—	(25,963)

Total net change in net interest income	$7,133	$(4,949)	$(116)	$2,068
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.
(2) Includes Agency and non-Agency issued securities.

Net interest income increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 because the decline in interest expense exceeded the decline in interest income. The decline in interest income is due primarily to a smaller average balance of lower yielding investments for the second quarter of 2020 compared to the same period in the prior year. The decline in interest expense was due to a smaller average balance of borrowings at a lower financing rate for the second quarter of 2020 compared to the same period in 2019. Management expects net interest income to increase in the third quarter of 2020 compared to the second quarter of 2020 as the average balance of our investment portfolio on which we earn interest income is expected to increase and we anticipate financing costs to remain low.

Net Interest Income for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended
	June 30,
	2020			2019
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$28,895	$2,073,379	2.79%	$49,090	$2,794,017	3.52%
Agency CMBS	19,922	1,309,637	3.00%	20,797	1,332,700	3.10%
CMBS IO (5)	9,968	461,988	4.03%	11,282	505,020	4.10%
Non-Agency MBS and other investments (6)	891	9,944	7.83%	2,537	12,571	15.63%
Total:	$59,676	$3,854,948	3.02%	$83,706	$4,644,308	3.49%

Interest-bearing liabilities: (7)	$26,952	$3,642,871	1.46%	$57,089	$4,252,190	2.67%
Net interest income/net interest spread	$32,724		1.56%	$26,617		0.82%
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
(6) Interest income for non-Agency and other investments includes $0.5 million and $1.1 million interest income from cash and cash equivalents for the six months ended June 30, 2020 and June 30, 2019, respectively. Average balance and yields excludes cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Six Months Ended
	June 30, 2020 Compared to June 30, 2019
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(7,580)	$(12,698)	$83	$(20,195)
Agency CMBS	(694)	(362)	181	(875)
CMBS IO (2)	(794)	23	(543)	(1,314)
Non-Agency MBS and other investments	(716)	(92)	(838)	(1,646)
Change in interest income	$(9,784)	$(13,129)	$(1,117)	$(24,030)
Change in interest expense	(21,962)	(8,161)	(14)	(30,137)

Total net change in net interest income	$12,178	$(4,968)	$(1,103)	$6,107
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.
(2) Includes Agency and non-Agency issued securities.

Net interest income increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 because the decline in interest expense exceeded the decline in interest income. The decline in interest income is due primarily to a smaller average balance of lower yielding investments and lower income from prepayment compensation for the second quarter of 2020 compared to the same period in the prior year. The decline in interest expense was due to a smaller average balance of borrowings at a lower financing rate for the second quarter of 2020 compared to the same period in 2019.

Adjusted Net Interest Income for the Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

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

	Three Months Ended
	June 30,
	2020		2019
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$15,003	1.96%	$12,935	0.76%
Add: TBA drop income (1) (2)	1,796	0.02%	1,282	(0.04)%
Add: net periodic interest (cost) benefit (3)	(107)	(0.02)%	3,553	0.31%
Adjusted net interest income	$16,692	1.96%	$17,770	1.03%

	Six Months Ended
	June 30,
	2020		2019
	Amount	Rate	Amount	Rate
Net interest income	$32,724	1.56%	$26,617	0.82%
Add: TBA drop income (1) (2)	2,535	—%	3,245	(0.03)%
Add: net periodic interest benefit (3)	1,957	0.10%	7,450	0.35%
De-designated cash flow hedge accretion (4)	—	—%	(165)	(0.01)%
Adjusted net interest income	$37,216	1.66%	$37,147	1.13%

(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
(3) Amount represents net periodic interest cost/benefit of effective interest rate swaps outstanding during the period and excludes realized and unrealized gains and losses from changes in fair value of derivatives.
(4) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

Management expects adjusted net interest income to increase in the third quarter of 2020 as we expect an increase in the average balance of our investment portfolio on which we earn interest income and, as mentioned previously, we expect financing costs to remain low for the near term.

Gain (Loss) on Sale of Investments, Net

We sell our investments in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. When interest rates rallied early to mid-March of 2020 as the markets initially responded to the COVID-19 pandemic, we chose to realize gains on our Agency RMBS as asset prices began to fall and we de-levered our balance sheet. We used a portion of those proceeds to re-invest in Agency CMBS, but retained the majority of the proceeds to increase our liquidity. During the three months ended June 30, 2020, we sold the majority of our Agency CMBS in order to realize gains as asset premiums increased and to shift our portfolio allocation back to predominantly Agency RMBS. As of the end of June 2020, we had substantially re-invested proceeds received from these sales. None of our investment sales during the six months ended June 30, 2020 or June 30, 2019 were made under duress. The following tables provide information related to our realized gains (losses) on sales of investments for the periods indicated (1):

	Three Months Ended
	June 30,
	2020		2019
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$359,377	$11,729	$209,446	$(3,953)
Agency CMBS	1,838,858	181,370	219,691	(6,493)
Agency CMBS IO	—	—	13,775	86
	$2,198,235	$193,099	$442,912	$(10,360)

	Six Months Ended
	June 30,
	2020		2019
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$2,112,633	$75,823	$209,446	$(3,953)
Agency CMBS	1,991,853	202,059	219,691	(6,493)
Agency CMBS IO	—	—	13,775	86
	$4,104,486	$277,882	$442,912	$(10,360)
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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2020	2019	2020	2019
Interest rate derivatives:
Interest rate swaps:
Net periodic interest (cost) benefit	$(107)	$3,553	$1,957	$7,450
Change in fair value (1)	(1,565)	(127,766)	(185,809)	(203,428)
Total interest rate swap loss, net	(1,672)	(124,213)	(183,852)	(195,978)
Interest rate swaptions:
Change in fair value (1)	—	—	(573)	—
Futures:
Change in fair value (1)	(10,928)	(102)	(19,377)	(211)
Total interest rate derivative loss, net	(12,600)	(124,315)	(203,802)	(196,189)

TBA dollar roll positions:
Change in fair value (2)	8,921	5,498	14,543	13,711
TBA drop income (3)	1,796	1,282	2,535	3,245
Total TBA dollar roll gain, net	10,717	6,780	17,078	16,956

Options on U.S. Treasury futures
Change in fair value (1)	(6,680)	—	(17,406)	—

Total loss on derivative instruments, net	$(8,563)	$(117,535)	$(204,130)	$(179,233)
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

We typically use interest rate swaps to hedge the impact of changing interest rates on our repurchase agreement borrowings and the fair value of our Agency RMBS. Because we had substantial sales of Agency RMBS in early March and interest rates rallied, we chose to terminate the majority of our interest rate swaps before the end of the first quarter as noted previously. In addition, we continue to expect more stable repurchase agreement financing rates relative to the recent past, further reducing our need to use interest rate swaps as economic hedges of interest rate risk on our net interest earnings for the near term. As a result of these terminations, our net periodic interest benefit from interest rate swaps for the three and six months ended June 30, 2020 decreased to a net cost of $(0.1) million and net benefit of $2.0 million, respectively, compared to net benefits of $3.6 million and $7.5 million for the three and six months ended June 30, 2019, respectively. This decline was also partially due to a decrease of 30 and 9 basis points in our average net receive rate for the three and six months ended June 30, 2020 compared to the same periods in 2019. The table below shows our interest rate swap hedge position as a percentage of our average repurchase agreement borrowings and long TBAs outstanding and details about our net receive rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2020	2019	2020	2019
Average repurchase agreement borrowings outstanding	$2,580,296	$4,562,992	$3,640,653	$4,248,909
Average TBA long positions outstanding - at cost (1)	424,453	579,353	403,082	650,414
Average borrowings and TBA long positions outstanding	3,004,749	5,142,345	4,043,735	4,899,323
Average notional amount of interest rate swaps outstanding	350,824	4,765,220	1,614,613	4,461,685
Ratio of average interest rate swaps to average borrowings and TBA long positions outstanding (1)	0.1	0.9	0.4	0.9

Average interest rate swap pay-fixed rate	(0.93)%	(2.33)%	(1.48)%	(2.35)%
Average interest rate swap receive-floating rate	0.80%	2.60%	1.71%	2.67%
Average interest rate swap net (pay) receive rate	(0.13)%	0.27%	0.23%	0.32%
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

Changes in fair value of our derivative instruments consist of unrealized gains (losses) on instruments held as of the end of the period and realized gains (losses) from instruments terminated or paired off during the period. The following tables provide information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Three Months Ended
	June 30,
	2020		2019
($ in thousands)	Realized Gain (Loss)	Notional	Realized Gain (Loss)	Notional
Interest rate swaps	$—	$—	$(132,738)	$2,935,000
U.S. Treasury futures-short positions	(15,158)	477,500	—	—
Options on U.S. Treasury futures	(10,812)	1,700,000	—	—
TBA long positions	3,930	2,156,000	12,461	2,455,000
TBA short positions	(3,173)	2,702,000	—	—
Total	$(25,213)	$7,035,500	$(120,277)	$5,390,000

	Six Months Ended
	June 30,
	2020		2019
	Realized Gain (Loss)	Notional	Realized Gain (Loss)	Notional
Interest rate swaps	$(183,773)	$6,065,000	$(139,532)	$3,810,000
Interest rate swaptions	(1,934)	750,000	—	—
U.S. Treasury futures-net short positions	(15,168)	475,000	(1,327)	50,000
Options on U.S. Treasury futures	(13,234)	3,350,000	—	—
TBA long positions	23,196	4,496,000	22,958	5,320,000
TBA short positions	(11,016)	3,517,000	—	—
Total	$(201,929)	$18,653,000	$(117,901)	$9,180,000

Please refer to “Liquidity and Capital Resources” for information regarding recognition of deferred tax hedge losses for terminated derivative instruments.

General and Administrative Expenses

General and administrative expenses increased $0.5 million and $1.2 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 due primarily to an increase in the accrual for incentive compensation related to changes to the executive compensation plan and an increase in the expected achievement of goals on which the bonuses are based.

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

Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. We seek to maintain sufficient liquidity to support our operations and to meet our anticipated liquidity demands, including potential margin calls (or “haircuts” as described in our 2019 Form 10-K). Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO which were $242.1 million as of June 30, 2020 compared to $224.0 million as of December 31, 2019.
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

As we noted in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, prices on our investments declined during the latter half of the first quarter as a result of the market’s initial response to the COVID-19 pandemic. Though we experienced margin calls from our lenders, we were able to fund all margin calls and increased collateral requirements on a timely basis and entered the second quarter in a strong position of liquidity. As noted in “Executive Overview” of this Quarterly Report on Form 10-Q, price volatility declined during the second quarter of 2020 and asset prices improved as a result of the Federal Reserve’s announcement of purchase programs. As such, we have substantially re-invested our capital and ended the second quarter with leverage of 8.1 times shareholders’ equity.

Our weighted average haircut for borrowings collateralized with CMBS IO increased to 16.1% as of June 30, 2020 compared to 12.8% as of December 31, 2019 as certain repurchase agreement counterparties have increased their required haircut for CMBS IO between 5% and 10% since the onset of the pandemic. Our weighted average haircut for borrowings collateralized with Agency CMBS or RMBS remained relatively unchanged at 4.8% as of June 30, 2020.

 Our repurchase agreement borrowings are principally uncommitted with terms renewable at the discretion of our lenders and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. We were able to renew repurchase agreement borrowings during the six months ended

June 30, 2020 without exception. In addition, and as part of our continuous evaluation of counterparty risk, we reduced our exposure to favor broker dealer subsidiaries of regulated financial institutions whom we believe are better capitalized entities.

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

	Repurchase Agreements
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2020	$3,314,991	$2,580,296	$4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341
September 30, 2019	4,872,869	4,955,825	5,191,378
June 30, 2019	4,815,452	4,562,992	4,815,452
March 31, 2019	4,252,893	3,931,335	4,266,684

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. As of June 30, 2020, the Company had repurchase agreement amounts outstanding with 19 of its 37 available repurchase agreement counterparties. Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements for information regarding counterparties with whom we have the greatest amount of equity at risk as of June 30, 2020.

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

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. Although the recent market disruption caused by the global response to the COVID-19 pandemic has resulted in the industry issues described above, we were in full compliance with our debt covenants as of June 30, 2020, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, futures, options, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. In the case of interest rate swaps, our clearing counterparty has the right to require higher initial margin in volatile market conditions. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of June 30, 2020, we had cash of $59.2 million posted as collateral under these agreements.
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

Dividends

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after consideration of our tax NOL carryforwards, the majority of which expire by the end of this year. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 as well as the following sections of our 2019 Form 10-K for additional important information regarding dividends declared on our taxable income:

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

Tax Year of Recognition of Hedge Losses	June 30, 2020	December 31, 2019
($ in thousands)
2020	$65,346	$37,954
2021	52,364	28,370
2022 and thereafter	259,017	127,347
	$376,727	$193,671

Contractual Obligations and Other Matters

There have been no material changes in our contractual obligations since December 31, 2019. As of June 30, 2020, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the six months ended June 30, 2020 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K under “Critical Accounting Policies.” There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2020.

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
•The impact of COVID-19 on the economy, as well as certain actions taken by federal, state and local governments in response to the pandemic, on delinquencies in loans underlying our investments;
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

While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:

•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those set forth under and incorporated by reference into Part II, Item 1A, “Risk Factors”, and in particular the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto,
•our ability to find suitable reinvestment opportunities;
•changes in domestic economic conditions;
•changes in interest rates and interest rate spreads, including the repricing of interest-earning assets and interest-bearing liabilities;
•our investment portfolio performance particularly as it relates to cash flow, prepayment rates and credit performance;
•the impact on markets and asset prices from changes in the Federal Reserve’s policies regarding the purchases of Agency RMBS, Agency CMBS, and U.S. Treasuries;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in market factors. Our business strategy exposes us to a variety of market risks, including interest rate, spread, prepayment, credit, and liquidity risks. These risks can and do cause fluctuations in our liquidity, comprehensive income and book value as discussed below.

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

The table below shows the projected sensitivity of our net interest income and net periodic interest benefit/cost on our interest rate swaps as of the dates indicated assuming an instantaneous parallel shift in interest rates:

	Projected Change in Net Interest Income and Net Periodic Interest Benefit/Cost Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
June 30, 2020	(1)	1.7%	(7.2)%	(15.3)%
December 31, 2019	2.3%	1.3%	(2.2)%	(4.8)%
(1) Model used for projected results cannot assume financing rates less than 0%.

The projected sensitivity to changes in interest rates on our net interest income and net periodic interest benefit/cost from interest rate swaps shown in the table above as of June 30, 2020 has increased since December 31, 2019 because we terminated the majority of our interest rate swaps late in the first quarter of 2020 due to the significant rally in interest rates. Given current FOMC monetary policy, management anticipates more stable funding costs in the near-term, and as such, we have shifted our interest rate hedging strategy to include options and futures with the principal intention of capital preservation.

The table below shows the projected sensitivity of the market value of our financial instruments(1) and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	June 30, 2020
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	0.8%	5.2%	0.9%	5.3%	(1.6)%	(9.9)%	(3.6)%	(22.3)%
CMBS	0.9%	5.7%	0.7%	4.5%	(0.8)%	(4.6)%	(1.5)%	(9.0)%
CMBS IO	0.1%	0.7%	0.1%	0.7%	(0.2)%	(1.0)%	(0.3)%	(1.9)%
TBAs	0.2%	1.2%	0.3%	1.5%	(0.7)%	(4.2)%	(1.7)%	(10.4)%
Interest rate hedges	(2.3)%	(14.0)%	(2.1)%	(13.0)%	3.0%	18.7%	6.7%	41.3%
Total	(0.2)%	(1.2)%	(0.1)%	(0.9)%	(0.2)%	(1.0)%	(0.4)%	(2.3)%

	December 31, 2019
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity	% of Market Value	% of Total Equity
RMBS	0.4%	3.8%	0.5%	4.2%	(0.9)%	(7.8)%	(2.1)%	(18.3)%
CMBS	3.3%	29.1%	1.6%	14.2%	(1.5)%	(13.5)%	(3.0)%	(26.4)%
CMBS IO	0.3%	2.4%	0.1%	1.1%	(0.1)%	(1.1)%	(0.2)%	(2.2)%
TBAs	0.1%	1.0%	0.1%	0.5%	(0.1)%	(0.5)%	(0.1)%	(1.1)%
Interest rate hedges	(3.0)%	(26.5)%	(1.5)%	(13.2)%	2.3%	20.8%	5.2%	46.5%
Total	1.1%	9.8%	0.8%	6.8%	(0.3)%	(2.1)%	(0.2)%	(1.5)%
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

		June 30, 2020		December 31, 2019
Basis Point Change in		Percentage Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+25	+50	(0.2)%	(1.0)%	(0.3)%	(2.9)%
+50	+25	(0.3)%	(1.6)%	(0.2)%	(1.9)%
+50	+100	(0.5)%	(2.9)%	(0.4)%	(3.4)%
-25	0	0.3%	2.1%	—%	(0.3)%
-25	-75	(0.1)%	(0.5)%	1.0%	9.0%
-50	-10	0.3%	1.6%	0.1%	1.0%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

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

The Company's exposure to changes to market spreads did not materially shift as of June 30, 2020 versus December 31, 2019. The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	June 30, 2020		December 31, 2019
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Shareholders’ Equity	Market Value of Investments (1)	Shareholders’ Equity
+20/+50 (2)	(1.5)%	(9.1)%	(1.2)%	(11.1)%
+10	(0.7)%	(4.3)%	(0.6)%	(5.2)%
-10	0.7%	4.3%	0.6%	5.4%
-20/-50 (2)	1.5%	9.1%	1.3%	11.6%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective yield method under GAAP. Our comprehensive income and book value per common share may also be negatively impacted by prepayments if the fair value materially exceeds the par balance of the underlying security. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government and other factors beyond our control, including GSE policy with respect to loan forbearance and delinquent loan buy-outs.

Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. The slowdown in economic activity experienced at the end of the first quarter and beginning of the second quarter as a result of the COVID-19 pandemic, as well as certain actions taken by federal, state and local governments in response, could lead to an increase in defaults in loans underlying our CMBS IO, particularly loans in non-Agency CMBS IO securities which are collateralized by income producing properties such as retail shopping centers, office buildings, multifamily apartments and hotels. Over the last several years, we have not experienced material defaults on CMBS IO loans in our portfolio; however, the ultimate impact on the economy and commercial real estate performance and market values from the COVID-19 pandemic, and correspondingly loan defaults, is currently unknown. Please refer to “Financial Condition-CMBS IO” for additional information.

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

As noted above, Agency and non-Agency CMBS IO represent the right to excess interest and not principal on the underlying loans. These securities are exposed to the loss of investment basis in the event a loan collateralizing the security liquidates without paying yield maintenance or prepayment penalty. This will typically occur when the underlying loan is in default and proceeds from the disposition of the loan collateral are insufficient to pay the prepayment consideration. To mitigate credit risk of investing in CMBS IO, we invest in primarily AAA-rated securities in senior tranches, which means we receive the highest payment priority and are the last to absorb losses in the event of a shortfall in cash flows.

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

Reinvestment Risk

We are subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets or TBA securities. Market yields on new investments are substantially lower than the investments we sold in March. As such, we expect new assets that we add at lower yields than the investments sold will lower our interest income in the near future. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain capital or pay dividends to return capital to shareholders rather than reinvest capital, or if we invest capital in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of income generated by our investment portfolio will likely decline.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

With respect to the litigation filed by Basic Capital Management, Inc., et al. (the “DCI Plaintiffs”) against the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company discussed in the Company’s 2019 Form 10-K (the “DCI Litigation”), on March 5, 2020 the Company filed its response to the DCI Plaintiffs’ opening brief in the United States Court of Appeals for the Fifth Circuit. Oral argument has been tentatively scheduled by the Court for the week of August 31, 2020. There have been no other material developments in this matter during the three months ended June 30, 2020. With respect to the claim filed by the receiver for one of the DCI Plaintiffs in the DCI Litigation against the Company seeking payment of $11.3 million, alleging that the Company breached a litigation cost sharing agreement, as amended, entered into initially in December 2000 between the Company and DCI, which is also discussed in the Company’s 2019 Form 10-K (the "Receiver Litigation”), there were no material developments during the three months ended June 30, 2020.

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

ITEM 1A.  RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Quarterly Report on Form 10-Q for the three months ended March 31, 2020 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q as well as Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        On April 14, 2020, the Company was authorized by its Board of Directors to spend up to $40 million to repurchase outstanding shares of common stock through March 31, 2022. The April 2020 authorization superseded the prior repurchase authorization in its entirety. Subject to applicable securities laws and the terms of the Series B Preferred Stock and the Series C Preferred Stock, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The following table summarizes repurchases of our common stock that occurred during the three months ended June 30, 2020:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
April 1 - 30, 2020	—	$—	—	$40,000
May 1 - 31, 2020	14,143	11.72	14,143	39,834
June 1 - 30, 2020	—	—	—	39,834
	14,143	$—	14,143

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

3.2	Amended and Restated Bylaws, effective as of June 9, 2020 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed on June 9, 2020).
4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
4.3	Specimen of 7.625% Series B Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex’s Current Report on Form 8-K filed April 16, 2013).
4.4
Specimen of 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.4 to Dynex's Registration Statement on Form 8-A filed February 18, 2020).

10.40	Dynex Capital, Inc. Annual Cash Incentive Plan (effective as of January 1, 2020) (incorporated herein by reference to Exhibit 10.40 to Dynex’s Current Report on Form 8-K filed May 1, 2020).
10.41	Dynex Capital, Inc. 2020 Stock and Incentive Plan, effective as of June 9, 2020 (incorporated herein by reference to Exhibit 10.41 to Dynex’s Current Report on Form 8-K filed June 9, 2020).
10.41.1	Form of Restricted Stock Agreement for Non-Employee Directors (approved June 9, 2020) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
Date:	August 3, 2020	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	August 3, 2020	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)