Form 10-Q
period 2020-09-30
DYNEX CAPITAL INC
filed 2020-11-03
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
4991 Lake Brook Drive, Suite 100
Glen Allen,	Virginia	23060-9245
(Address of principal executive offices)		(Zip Code)
	(804)	217-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DX	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRB	New York Stock Exchange
6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRC	New York Stock Exchange

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
Yes           ☐           No            ☒

On October 30, 2020, the registrant had 23,144,606 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	2
	Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2020 and September 30, 2019 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	5
	Notes to the Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54

SIGNATURES		55

i

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Cash and cash equivalents	$158,897	$62,582
Restricted cash	26,006	71,648
Mortgage-backed securities (including pledged of $2,766,132 and $5,024,625, respectively), at fair value	2,995,660	5,188,163
Mortgage loans held for investment (includes $6,921 and $8,857 at fair value, respectively); see Note 1	6,921	9,405
Receivable for securities sold	1,145	—
Derivative assets	4,266	4,290
Accrued interest receivable	15,340	26,209
Other assets, net	6,804	8,307
Total assets	$3,215,039	$5,370,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,594,683	$4,752,348
Payable for unsettled securities	190	6,180
Non-recourse collateralized financing	645	2,733
Derivative liabilities	5,164	974
Accrued interest payable	1,059	15,585
Accrued dividends payable	5,755	6,280
Other liabilities	3,990	3,516
Total liabilities	$2,611,486	$4,787,616

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 7,248,330 and 6,788,330 shares issued and outstanding, respectively ($181,208 and $169,708 aggregate liquidation preference, respectively)	$174,709	$162,807
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 23,145,238 and 22,945,993 shares issued and outstanding, respectively	231	229
Additional paid-in capital	859,089	858,347
Accumulated other comprehensive income	88,729	173,806
Accumulated deficit	(519,205)	(612,201)
Total shareholders’ equity	603,553	582,988
Total liabilities and shareholders’ equity	$3,215,039	$5,370,604
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
 (amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income	$20,088	$44,502	$79,764	$128,207
Interest expense	3,375	31,256	30,327	88,345
Net interest income	16,713	13,246	49,437	39,862

Gain (loss) on derivative instruments, net	7,974	(50,709)	(196,156)	(229,941)
Gain (loss) on sale of investments, net	20,846	4,605	298,728	(5,755)
Fair value adjustments, net	194	(13)	154	(42)
Other operating (expense) income, net	(207)	25	(852)	50
General and administrative expenses:
Compensation and benefits	(2,402)	(1,786)	(7,301)	(5,430)
Other general and administrative	(2,393)	(1,972)	(6,926)	(6,547)
Net income (loss)	40,725	(36,604)	137,084	(207,803)
Preferred stock dividends	(3,252)	(3,341)	(10,346)	(9,606)
Preferred stock redemption charge	—	—	(3,914)	—
Net income (loss) to common shareholders	$37,473	$(39,945)	$122,824	$(217,409)

Other comprehensive income:
Unrealized gain on available-for-sale investments, net	$27,844	$59,800	$213,651	$247,199
Reclassification adjustment for (gain) loss on sale of investments, net	(20,846)	(4,605)	(298,728)	5,755
Reclassification adjustment for de-designated cash flow hedges	—	—	—	(165)
Total other comprehensive income (loss)	6,998	55,195	(85,077)	252,789
Comprehensive income to common shareholders	$44,471	$15,250	$37,747	$35,380

Net income (loss) per common share-basic and diluted	$1.62	$(1.65)	$5.33	$(9.12)
Weighted average common shares-basic and diluted	23,141	24,174	23,054	23,847
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(548)	(548)
Stock issuance	4,460,000	107,988	—	—	—	—	—	107,988
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	67,511	1	306	—	—	307
Stock repurchase	—	—	(18,782)	—	(206)	—	—	(206)
Adjustments for tax withholding on share-based compensation	—	—	(12,744)	—	(235)	—	—	(235)
Stock issuance costs	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	(98,479)	(98,479)
Dividends on preferred stock	—	—	—	—	—	—	(3,841)	(3,841)
Dividends on common stock	—	—	—	—	—	—	(10,330)	(10,330)
Other comprehensive income	—	—	—	—	—	72,972	—	72,972
Balance as of March 31, 2020	7,248,330	$174,709	22,981,978	$230	$858,203	$246,778	$(729,313)	$550,607
Restricted stock granted, net of amortization	—	—	172,782	1	422	—	—	423
Stock repurchase	—	—	(14,143)	—	(166)	—	—	(166)
Stock issuance costs	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	—	—	—	194,838	194,838
Dividends on preferred stock	—	—	—	—	—	—	(3,253)	(3,253)
Dividends on common stock	—	—	—	—	—	—	(9,925)	(9,925)
Other comprehensive loss	—	—	—	—	—	(165,047)	—	(165,047)
Balance as of June 30, 2020	7,248,330	$174,709	23,140,617	$231	$858,451	$81,731	$(547,653)	$567,469
Stock issuance	—	—	5,219	—	85	—	—	85
Restricted stock granted, net of amortization	—	—	—	—	568	—	—	568
Adjustments for tax withholding on share-based compensation	—	—	(598)	—	(10)	—	—	(10)
Stock issuance costs	—	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	—	—	40,725	40,725
Dividends on preferred stock	—	—	—	—	—	—	(3,252)	(3,252)
Dividends on common stock	—	—	—	—	—	—	(9,025)	(9,025)
Other comprehensive income	—	—	—	—	—	6,998	—	6,998
Balance as of September 30, 2020	7,248,330	$174,709	23,145,238	$231	$859,089	$88,729	$(519,205)	$603,553

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	5,954,594	$142,883	20,939,073	$209	$818,861	$(35,779)	$(399,021)	$527,153
Stock issuance	213,468	5,015	3,109,047	31	53,841	—	—	58,887
Restricted stock granted, net of amortization	—	—	50,821	1	297	—	—	298
Adjustments for tax withholding on share-based compensation	—	—	(16,231)	—	(296)	—	—	(296)
Stock issuance costs	—	—	—	—	(212)	—	—	(212)
Net loss	—	—	—	—	—	—	(52,214)	(52,214)
Dividends on preferred stock	—	—	—	—	—	—	(3,059)	(3,059)
Dividends on common stock	—	—	—	—	—	—	(12,350)	(12,350)
Other comprehensive income	—	—	—	—	—	86,467	—	86,467
Balance as of March 31, 2019	6,168,062	$147,898	24,082,710	$241	$872,491	$50,688	$(466,644)	$604,674
Stock issuance	346,068	8,173	547,071	5	9,874	—	—	18,052
Restricted stock granted, net of amortization	—	—	17,183	—	296	—	—	296
Stock issuance costs	—	—	—	—	(28)	—	—	(28)
Net loss	—	—	—	—	—	—	(118,985)	(118,985)
Dividends on preferred stock	—	—	—	—	—	—	(3,206)	(3,206)
Dividends on common stock	—	—	—	—	—	—	(13,292)	(13,292)
Other comprehensive income	—	—	—	—	—	111,127	—	111,127
Balance as of June 30, 2019	6,514,130	156,071	24,646,964	246	882,633	161,815	(602,127)	598,638
Stock issuance	274,200	6,736	8,300	—	137	—	—	6,873
Restricted stock granted, net of amortization	—	—	—	—	306	—	—	306
Stock repurchase	—	—	(1,709,271)	(17)	(25,017)	—	—	(25,034)
Stock issuance costs	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	(36,604)	(36,604)
Dividends on preferred stock	—	—	—	—	—	—	(3,341)	(3,341)
Dividends on common stock	—	—	—	—	—	—	(11,577)	(11,577)
Other comprehensive income	—	—	—	—	—	55,195	—	55,195
Balance as of September 30, 2019	6,788,330	$162,807	22,945,993	$229	$858,050	$217,010	$(653,649)	$584,447
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income (loss)	$137,084	$(207,803)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease (increase) in accrued interest receivable	10,869	(3,075)
Decrease in accrued interest payable	(14,526)	(3,122)
Loss on derivative instruments, net	196,156	229,941
(Gain) loss on sale of investments, net	(298,728)	5,755
Fair value adjustments, net	(154)	42
Amortization of investment premiums, net	96,018	98,327
Other amortization and depreciation, net	1,428	1,186
Stock-based compensation expense	1,299	899
Change in other assets and liabilities, net	530	(6)
Net cash and cash equivalents provided by operating activities	129,976	122,144
Investing activities:
Purchase of investments	(2,436,953)	(2,833,348)
Principal payments received on investments	344,055	347,565
Proceeds from sales of investments	4,401,909	1,033,066
Principal payments received on mortgage loans held for investment	2,170	1,677
Net payments on derivatives, including terminations	(197,932)	(229,001)
Other investing activities	—	(183)
Net cash and cash equivalents provided by (used in) investing activities	2,113,249	(1,680,224)
Financing activities:
Borrowings under repurchase agreements	28,304,165	93,107,875
Repayments of repurchase agreement borrowings	(30,461,830)	(91,502,990)
Principal payments on non-recourse collateralized financing	(2,107)	(517)
Proceeds from issuance of preferred stock	107,988	19,924
Proceeds from issuance of common stock	—	63,889
Cash paid for redemption of preferred stock	(100,000)	—
Cash paid for stock issuance costs	—	(185)
Cash paid for common stock repurchases	(372)	(25,034)
Payments related to tax withholding for stock-based compensation	(245)	(296)
Dividends paid	(40,151)	(54,355)
Net cash and cash equivalents (used in) provided by financing activities	(2,192,552)	1,608,311

Net increase in cash, cash equivalents, and restricted cash	50,673	50,231
Cash, cash equivalents, and restricted cash at beginning of period	134,230	88,704
Cash, cash equivalents, and restricted cash at end of period	$184,903	$138,935
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$44,216	$91,624
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

Impact of COVID-19

As a result of the economic, health and market turmoil brought about by the coronavirus (“COVID-19”) pandemic, fixed income and equity markets experienced severe disruption which began in mid-March of 2020. The disruption resulted in a substantial rally in interest rates and a decline in fair value of MBS, which led to significant demands on liquidity from margin calls from derivative and repurchase agreement counterparties. During this time, the Company met all margin calls and was not forced to sell any assets. Since early in the second quarter of 2020, fixed income markets, equity markets and Agency MBS prices have stabilized with the Federal Reserve announcing multiple programs to support economic activity and to support the smooth functioning of markets. In addition, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide economic relief, which included certain assistance to homeowners and renters. Though these supportive actions have helped cushion the economic damage from the disruption of the pandemic to date, the Company is not able to predict the impact these policies may have on its investments over the longer term, particularly if a resurgence in cases of COVID-19 causes further damage to the economy.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included; however, uncertainty over the continuing impact that COVID-19 will have on the global economy and on the Company’s business makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2020. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three and nine months ended September 30, 2020 or September 30, 2019.

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

Because the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) and its 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (collectively, the “Preferred Stock”) are redeemable at the Company’s option for cash only and may convert into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIB and Article IIIC of the Company’s Articles of Amendment to the Restated Articles of Incorporation (the “Restated

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Articles of Incorporation, as amended”), the effect of those shares and their related dividends is excluded from the calculation of diluted net income per common share.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of September 30, 2020 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2020:

September 30, 2020
Cash and cash equivalents	$158,897
Restricted cash	26,006
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$184,903

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

Generally, the Company enters into pay-fixed interest rate swaps, which involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The Company’s interest rate swap agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”). The Company’s CME cleared swaps require that the Company post initial margin as collateral, and in addition, variation margin is exchanged, typically in cash, for changes in the fair value of the CME cleared swaps. The exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily exchange of variation margin associated with its CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. Since December 31, 2019, the Company has significantly reduced its volume of interest rate swaps due to management’s expectations of historically low financing costs for the near term and the increase in margin requirements from counterparties since the onset of the pandemic.

The Company enters into long and short positions in U.S. Treasury futures contracts, which are valued based on exchange pricing with daily margin settlements. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

the futures contract. Unlike interest rate swaps, the Company does not treat the daily margin exchanges for its U.S. Treasury futures as legal settlement of the instrument.

The Company currently holds put options on U.S. Treasury futures which provide the Company the right, but not an obligation, to buy U.S. Treasury futures at a predetermined notional amount and stated term in the future. Put options on U.S. Treasury futures are valued based on exchange pricing without daily exchanges of margin amounts. The Company records the premium paid for the option contract as a derivative asset on its consolidated balance sheet and adjusts the balance for changes in fair value through “gain (loss) on derivative instruments” until the option is exercised or the contract expires. The Company may also purchase options for interest rate swaps (“interest rate swaptions”) and defer the premium payment until the effective date. The premium payable and underlying swaption are accounted for as a single unit of account.

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

As previously disclosed in the 2019 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement"), that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. The Receiver subsequently filed a claim for damages with the Northern District Court of approximately $12,600, while the Company filed claims for damages ranging from $13,300 to $30,600, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Agreement and amounts incurred under the Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company has disputed the Receiver’s Objections, arguing, among other things, that the Receiver's Objections are not supportable under Virginia law and has further refined its damages claim to range from $13,300 based on simple interest to $17,800 based on a combination of simple and compound interest, which the Company believes is supportable under Virginia law. There have been no material developments in this matter during the three months ended September 30, 2020. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Virginia law, that the likelihood of loss is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss cannot be reasonably estimated, and therefore, no contingent liability has been recorded.

Recently Issued and Adopted Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the nine months ended September 30, 2020 that are expected to have a material impact on the Company’s financial condition or results of operations.

As of January 1, 2020, the Company elected the fair value option for its mortgage loans held for investment pursuant to the provisions of ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, which was issued in May of 2019. Management chose to elect the fair value option for its mortgage loans because the majority of the Company’s investments are represented on its consolidated balance sheet at fair value. The election of the fair value option resulted in a cumulative adjustment of $(548) to retained earnings on its consolidated balance sheet as of January 1, 2020. The election of the fair value option for its mortgage loans did not have a material impact on its consolidated financial statements.

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
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company’s MBS are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s MBS by investment type (including securities pending settlement) as of the dates indicated:

	September 30, 2020
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS	$2,159,813	$65,064	$2,224,877	$56,928	$—	$2,281,805
Agency CMBS	271,764	3,445	275,209	23,495	—	298,704
CMBS IO (1)	—	405,736	405,736	9,497	(1,480)	413,753
Non-Agency other	1,630	(517)	1,113	333	(48)	1,398
Total MBS:	$2,433,207	$473,728	$2,906,935	$90,253	$(1,528)	$2,995,660
(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $12,344,492 and $9,485,281 respectively, as of September 30, 2020.

	December 31, 2019
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS	$2,563,684	$55,770	$2,619,454	$69,082	$(462)	$2,688,074
Agency CMBS	1,890,186	15,414	1,905,600	93,763	(6)	1,999,357
CMBS IO (1)	—	488,145	488,145	11,760	(863)	499,042
Non-Agency other	1,938	(780)	1,158	552	(20)	1,690
Total MBS:	$4,455,808	$558,549	$5,014,357	$175,157	$(1,351)	$5,188,163
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

The following table presents information regarding the "gain (loss) on sale of investments, net" on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS (1)	$—	$1	$591,206	$4,458	$2,187,956	$75,824	$796,699	$506
Agency CMBS	403,095	20,845	—	—	2,215,098	222,904	213,199	(6,493)
Agency CMBS IO	—	—	9,308	147	—	—	23,168	232
	$403,095	$20,846	$600,514	$4,605	$4,403,054	$298,728	$1,033,066	$(5,755)
(1) Additional realized gain for Agency RMBS relates to change in effective rate due to paydown that occurred between trade date of sale in second quarter of 2020 and settlement date in third quarter.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	September 30, 2020			December 31, 2019
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$36,664	$(503)	16	$215,792	$(1,139)	27
Non-Agency MBS	46,835	(897)	30	13,607	(146)	7

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$689	$(107)	3	$75,745	$(35)	2
Non-Agency MBS	100	(21)	4	1,099	(31)	5

The unrealized losses on the Company’s MBS are the result of declines in market prices and are not credit related, therefore the Company’s allowance for credit losses was $0 as of September 30, 2020. The principal related to Agency MBS is guaranteed by the government-sponsored entities Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of September 30, 2020 and December 31, 2019 are summarized in the following tables:

	September 30, 2020			December 31, 2019
Collateral Type	Balance (1)	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,975,736	0.24%	$2,069,035	$2,594,645	1.96%	$2,647,638
Agency CMBS	275,473	0.23%	296,572	1,735,848	1.98%	1,901,452
Agency CMBS IO	221,013	1.04%	254,886	255,912	2.30%	282,522
Non-Agency CMBS IO	122,461	1.26%	145,639	165,943	2.67%	193,013
Total repurchase agreements	$2,594,683	0.36%	$2,766,132	$4,752,348	2.01%	$5,024,625

The Company also had $190 and $6,180 payable to counterparties as of September 30, 2020 and December 31, 2019, respectively, for transactions pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	September 30, 2020			December 31, 2019
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$2,048,541	0.37%	64	$2,078,185	2.12%	34
30 to 90 days	496,755	0.27%	95	2,674,163	1.93%	52
91 to 180 days	49,387	0.93%	121	—	—%	—
Total	$2,594,683	0.36%	71	$4,752,348	2.01%	45

As of September 30, 2020, the Company had repurchase agreement amounts outstanding with 19 of its 37 available repurchase agreement counterparties. The Company had $475,231 outstanding and $31,917, or approximately 5%, of equity at risk with JP Morgan Chase at a weighted average borrowing rate of 0.35%. The Company did not have more than 5% of its equity at risk with any of its other counterparties as of September 30, 2020. The Company has a committed repurchase facility with Wells Fargo that has an aggregate maximum borrowing capacity of $250,000, of which it had $129,747 outstanding at a weighted average borrowing rate of 1.01% as of September 30, 2020. The facility is available to the Company until its maturity date of June 11, 2021.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of September 30, 2020.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2020 and December 31, 2019:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2020
Repurchase agreements	$2,594,683	$—	$2,594,683	$(2,594,683)	$—	$—

December 31, 2019
Repurchase agreements	$4,752,348	$—	$4,752,348	$(4,752,348)	$—	$—
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 4 – DERIVATIVES

Types and Uses of Derivatives Instruments
Interest Rate Derivatives. The Company is currently using short positions in U.S. Treasury futures, put options on U.S. Treasury futures, and interest rate swaptions to mitigate the impact of changing interest rates on its book value. The Company has substantially reduced its notional balance of interest rate swaps since first quarter of 2020 due to the significant reduction of its MBS portfolio and management’s expectation that financing costs will remain low for the near term.

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

Gain (Loss) on Derivative Instruments, Net

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2020	2019	2020	2019
Interest rate swaps	$911	$(52,908)	$(182,941)	$(248,886)
Interest rate swaptions	411	(4,329)	(162)	(4,329)
Futures	(6,517)	1,712	(25,140)	1,501
Options on U.S. Treasury futures	(5,655)	—	(23,815)	—
TBA securities - long positions	18,824	4,652	45,943	21,609
TBA securities - short positions	—	164	(10,041)	164
Gain (loss) on derivative instruments, net	$7,974	$(50,709)	$(196,156)	$(229,941)

The table below summarizes information about the carrying value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2020	December 31, 2019
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$386	$2,883
Interest rate swaptions	Derivative assets	Economic hedging	411	573
TBA securities - long positions	Derivative assets	Investing	3,469	834
Total derivatives assets			$4,266	$4,290

U.S. Treasury futures	Derivative liabilities	Economic hedging	$(5,164)	$—
TBA securities - short positions	Derivative liabilities	Economic hedging	—	(974)
Total derivatives liabilities			$(5,164)	$(974)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table summarizes certain characteristics of our derivative instruments outstanding as of September 30, 2020 and December 31, 2019:

Interest Rate Swaptions:	Option			Underlying Payer Swap
As of:	Cost Basis	Fair Value	Average Term to Expiration	Notional Amount	Average Fixed Pay Rate	Average Term in Years
September 30, 2020	$4,150	$411	6 months	$500,000	1.01%	10
December 31, 2019	6,180	573	1 month	750,000	2.07%	10

	As of September 30, 2020:			As of December 31, 2019:
	Notional Amount Long (Short)	Fair Value	Average Term to Expiration	Notional Amount Long (Short)	Fair Value	Average Term to Expiration
Options on U.S. Treasury futures	$1,225,000	$386	1 month	$1,350,000	$2,883	2 months
U.S. Treasury futures - short positions	(1,025,000)	(5,164)	3 months	—	—	—

As of September 30, 2020, the Company had one interest rate swap outstanding with a pay-fixed rate of 1.35% and a notional amount of $50,000 for which it had $(297) posted in variation margin. This instrument matured in October 2020.

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	September 30, 2020		December 31, 2019
TBA securities	Long Positions	Short Positions	Long Positions	Short Positions
Implied market value (1)	$1,164,000	$—	$442,161	$(520,117)
Implied cost basis (2)	1,160,531	—	441,327	(519,143)
Net carrying value (3)	$3,469	$—	$834	$(974)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the period indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2019	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of September 30, 2020
Interest rate swaps	$4,225,000	$2,915,000	$(7,090,000)	$50,000
Interest rate swaptions	750,000	500,000	(750,000)	500,000
U.S. Treasury futures - short positions	—	3,637,600	(4,662,600)	(1,025,000)
Options on U.S. Treasury futures	1,350,000	4,650,000	(4,775,000)	1,225,000
TBA - long positions	435,000	9,936,000	(9,246,000)	1,125,000
TBA - short positions	500,000	3,017,000	(3,517,000)	—

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2020 and December 31, 2019:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2020
Interest rate swaption	$411	$—	$411	$—	$—	$411
Options on U.S. Treasury futures	386	—	386	—	—	386
TBA - long positions	3,469	—	3,469	—	—	3,469
Derivative assets	$4,266	$—	$4,266	$—	$—	$4,266
December 31, 2019
Interest rate swaptions	$573	$—	$573	$—	$—	$573
Options on U.S. Treasury futures	2,883	—	2,883	—	—	2,883
TBA - long positions	834	—	834	(380)	—	454
Derivative assets	$4,290	$—	$4,290	$(380)	$—	$3,910

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2020
U.S. Treasury futures-short positions	$(5,164)	—	$(5,164)	$—	$—	$(5,164)
Derivative liabilities	$(5,164)	$—	$(5,164)	$—	$—	$(5,164)

December 31, 2019
TBA - short positions	$(974)	—	$(974)	$380	—	$(594)
Derivative liabilities	$(974)	$—	$(974)	$380	$—	$(594)
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	September 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$2,995,660	$—	$2,994,262	$1,398	$5,188,163	$—	$5,186,473	$1,690
Mortgage loans held for investment (1)	6,921	—	—	6,921	8,857	—	—	8,857
Derivative assets:
Options on U.S. Treasury futures	386	386	—	—	2,883	2,883	—	—
Interest rate swaptions	411	—	411	—	573	—	573	—
TBA securities-long positions	3,469	—	3,469	—	834	—	834	—
Total assets carried at fair value	$3,006,847	$386	$2,998,142	$8,319	$5,201,310	$2,883	$5,187,880	$10,547

Liabilities carried at fair value:
TBA-short positions	$—	$—	$—	$—	$974	$—	$974	$—
U.S. Treasury futures	5,164	5,164	—	—	—	—	—	—
Total liabilities carried at fair value	$5,164	$5,164	$—	$—	$974	$—	$974	$—
(1) Mortgage loans held for investment were carried at amortized cost of $9,405 on the Company’s consolidated balance sheet as of December 31, 2019.

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

The Company owns MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of September 30, 2020. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The activity of the Company’s Level 3 assets during the three and nine months ended September 30, 2020 is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Other Non-Agency MBS	Mortgage Loans	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$1,490	$7,366	$1,690	$9,405
Change in fair value (1)	(72)	213	(246)	(288)
Principal payments	(102)	(651)	(308)	(2,170)
Accretion (amortization)	82	(7)	262	(26)
Balance as of end of period	$1,398	$6,921	$1,398	$6,921
(1) Change in fair value for other non-Agency MBS is recorded as unrealized gain (loss) in “other comprehensive income”. Change in fair value for mortgage loans is recorded as unrealized gain (loss) in “fair value adjustments, net“ and the amount shown for the nine months ended September 30, 2020 is net of cumulative adjustment of $(548) made to the amortized cost as of December 31, 2019 as a result of the Company’s election of the fair value option for its mortgage loans effective January 1, 2020.

The fair value of interest rate swaps is measured using the income approach with the primary input being the forward interest rate swap curve, which is considered an observable input, and thus their fair values are considered Level 2 measurements. All of the Company’s interest rate swap agreements are centrally cleared through the CME. Please refer to Note 1 for information regarding the exchange of variation margin being legally considered as settlement of the derivative as opposed to a pledge of collateral. U.S. Treasury futures and options on U.S. Treasury futures are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. Unlike its interest rate swaps, the Company does not treat the exchange of variation margin for its U.S. Treasury futures as legal settlement of the instrument. The fair value of interest rate swaptions is based on the fair value of the underlying interest rate swap and time remaining until its expiration and is carried on the balance sheet net of any deferred premium to be paid upon expiration. The fair value of TBA securities is estimated using methods similar those used to fair value the Company’s Level 2 MBS.

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has designated 6,600,000 shares for issuance as 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, and the Company sold 4,460,000 of such shares during the first quarter of 2020 through a public offering for which it received proceeds of $107,988, net of $3,512 in broker commissions and other expenses. The Company used the proceeds to redeem all 2,300,000 outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock at an aggregate redemption price of approximately $25.35 per share, which included accumulated and unpaid dividends declared as of the redemption date March 14, 2020. The Company also used the proceeds to partially redeem 1,700,000 shares of its 7.625% Series B Preferred Stock at an aggregate redemption price of approximately $25.32 per share, which included accumulated and unpaid dividends declared as of the redemption date March 16, 2020. The excess of the $25.00 liquidation price per share over the carrying value of the preferred stock redeemed resulted in a charge of $(3,914) to net income to common shareholders for the nine months ended September 30, 2020.

The Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company had 2,788,330 shares of its Series B Preferred Stock remaining as of September 30, 2020, which may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Except under certain limited circumstances described

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

in Article IIIC of the Company’s Restated Articles of Incorporation, as amended, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series B Preferred Stock pays a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Series C Preferred stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025 upon which date and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of three-month LIBOR plus a spread of 5.461%. The Company paid its regular quarterly dividend of $0.4765625 per share of Series B Preferred Stock and $0.43125 per share of Series C Preferred Stock on October 15, 2020 to shareholders of record as of October 1, 2020.

Common Stock. The following table summarizes information regarding monthly dividend declarations on the Company’s common stock during the nine months ended September 30, 2020:

	Nine Months Ended
	September 30, 2020
Declaration Date	Amount Declared	Record Date	Payment Date
January 13, 2020	$0.15	January 24, 2020	February 3, 2020
February 14, 2020	0.15	February 24, 2020	March 2, 2020
March 10, 2020	0.15	March 23, 2020	April 1, 2020
April 8, 2020	0.15	April 22, 2020	May 1, 2020
May 12, 2020	0.15	May 22, 2020	June 1, 2020
June 10. 2020	0.13	June 22, 2020	July 1, 2020
July 13, 2020	0.13	July 23, 2020	August 4, 2020
August 10, 2020	0.13	August 21, 2020	September 1, 2020
September 14, 2020	0.13	September 24, 2020	October 1, 2020

Stock and Incentive Plans. The Company’s Board adopted the 2020 Stock and Incentive Plan, which was approved by the Company’s shareholders on June 9, 2020. The 2020 Plan, which replaced the Company’s 2018 Stock and Incentive Plan (the “2018 Plan”), reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Awards previously granted under the 2018 Plan or any other prior equity plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan. Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2020 was $568 and $1,299, respectively, compared to $306 and $899 for the three and nine months ended September 30, 2019, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Nine Months Ended
	September 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	119,213	$18.56	113,904	$19.19
Restricted stock granted	240,293	13.88	67,997	18.09
Restricted stock vested	(71,431)	18.25	(62,688)	19.20
Restricted stock outstanding as of end of period	288,075	$14.74	119,213	$18.56

As of September 30, 2020, the grant date fair value of the Company’s remaining nonvested restricted stock is $3,295 which will be amortized into compensation expense over a weighted average period of 2.2 years.

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

Market Conditions and Recent Activity

Markets continued to stabilize in the third quarter of 2020 as central bank liquidity injections, in particular the Federal Reserve, supported the improving valuations of risk assets. As credit spreads on risk assets have rallied over the last two quarters, U.S. Treasury interest rates have settled into a tighter range and ended the third quarter virtually unchanged from June 30, 2020. Funding markets have continued to stabilize with borrowing rates moving lower for both repurchase agreements and TBA dollar roll transactions. U.S. GDP for the third quarter of 2020 increased 33.1%, partially recovering its first and second quarter declines of 5% and 31.4%, respectively. Markets continue to expect liquidity support by the Federal Reserve and potentially additional fiscal support from the U.S. Congress. The direct impact from COVID-19 has been limited on our results and our operations. However, the impact on the U.S. and the global economy from COVID-19 continues to have the potential to materially disrupt cash flows on U.S. real estate, and in particular rents on multifamily and commercial real estate which could impact our Agency CMBS and Agency and non-Agency CMBS IO securities. To date, there has not been a material impact.

Against this backdrop, we sold an additional $382.3 million of Agency CMBS late in the third quarter, realizing a gain of $20.8 million. We sold the Agency CMBS as in our view asset prices are not reflecting potential cash flow disruptions that may occur over time. For the quarter we had higher leverage and a larger investment portfolio including TBA securities than in the second quarter as market conditions stabilized. With the sales of the Agency CMBS, we ended the third quarter of 2020 with investments including TBA securities of $4.2 billion and leverage at 6.2x shareholders' equity, lower than at the end of the second quarter, but on balance our average interest earning assets were higher for the quarter than the second quarter. We also adjusted our hedging strategy by shifting options on 10-Year U.S. Treasury futures to longer dated tenors and adding 6-month interest rate swaptions. We terminated a notional of $425.0 million in interest rate swaps and do not hold any of these instruments as of October 6, 2020.

The charts below show the highest and lowest U.S. Treasury and swap rates during the quarter ended September 30, 2020 as well as the rates as of September 30, 2020 and June 30, 2020:

Third Quarter 2020 Results

Our book value per common share increased $1.56 during the third quarter of 2020 primarily because of continued spread tightening across all MBS types. Our increase in book value and dividends declared for the third quarter and year-to-date have resulted in total economic return to our common shareholders of 11.7% and 8.4%, respectively, as a percentage of the respective period’s book value. The resulting increase in fair value of our MBS was the primary component of comprehensive income to common shareholders of $44.5 million for the third quarter of 2020. As discussed above, we chose to monetize a portion of these gains on certain CMBS for which we believed risks of continued investment outweighed potential for increased returns. Though net interest spread remained flat at 1.96% for the third quarter versus prior quarter, net interest income increased quarter over quarter due primarily to lower financing costs while a larger average balance of interest earning assets contributed to a modest increase in interest income. The Company's results for the third quarter of 2020 also include a net gain on derivative instruments of $8.0 million, the majority of which is comprised of realized gains from increased investment in TBA securities. Core net operating income to common shareholders, a non-GAAP measure, was $14.2 million for the third quarter of 2020, which includes $6.1 million in TBA drop income. An increase in TBA drop income, together with lower repo funding costs and a larger average interest earning asset basis as noted above, were the primary drivers of the Company's core net operating income, which increased $5.8 million, or $0.25 per common share, to $0.61 per common share, compared to the second quarter of 2020.

Current Outlook
Our macroeconomic opinion for the long-term has not materially changed from last quarter. We believe the global economy remains fragile and vulnerable to sudden exogenous shocks. The global economy is largely supported by central banks and global debt continues to increase excessively. Our current short-term view, however, has been impacted by the health crisis, the resulting economic crisis, and a host of new policy risks that have been introduced in order to support the global economy. Though the Federal Reserve has taken action to support the financial markets, and Congress and the U.S. Treasury have passed the CARES Act, the efficacy and outcome of these actions are unknown, and the risk for policy mistakes remains high. Measures of market volatility currently are low, however, notwithstanding the COVID-19 health crisis and its impact on economic activity. We believe risk factors are increasing in complexity and number, further exacerbated by the pandemic.

Because the risk of an exogenous event such as the onset of the pandemic in March remains high, we continue to focus on maintaining a highly liquid position and to invest in Agency MBS where the Federal Reserve is providing material support. The low funding rate environment, including negative TBA dollar roll funding costs, is resulting in attractive returns on Agency RMBS relative to the risk of owning these securities in today’s environment. Our leverage targets, including TBA securities, remain between 6-9 times shareholders’ equity, and we will actively increase or decrease leverage based on the risk environment. We have not yet increased leverage in the fourth quarter of 2020 as we remain cautious ahead of the 2020 U.S. Presidential election. Longer term, we maintain our belief that the demographics behind the housing sector continue to support our investment thesis of investing in high quality, highly liquid U.S.-based housing assets. We intend to continue taking a balanced and measured approach to our business strategy, so that our company has the capacity to perform favorably under a variety of scenarios.

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

	Three Months Ended
($ in thousands, except per share amounts)	September 30, 2020	June 30, 2020
Comprehensive income to common shareholders	$44,471	$26,538
Less:
Change in fair value of available for sale investments	(27,844)	(28,052)
Change in fair value of derivative instruments, net (1)	(2,258)	10,252
Fair value adjustments, net	(194)	(332)
Core net operating income to common shareholders	$14,175	$8,406

Weighted average common shares	23,141,270	23,056,812
Comprehensive income per common share	$1.92	$1.15
Core net operating income per common share	$0.61	$0.36
(1) Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes net periodic interest benefit on effective interest rate swaps outstanding during the period.

	Three Months Ended
($ in thousands)	September 30, 2020	June 30, 2020
Net interest income	$16,713	$15,003
Add: TBA drop income (1)	6,087	1,796
Add: net periodic interest cost (2)	(371)	(107)
Adjusted net interest income	$22,429	$16,692
Other operating expense, net	(207)	(222)
General and administrative expenses	(4,795)	(4,811)
Preferred stock dividends	(3,252)	(3,253)
Core net operating income to common shareholders	$14,175	$8,406
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

FINANCIAL CONDITION

Investment Portfolio

Our investment portfolio as of September 30, 2020 was $4.2 billion including TBA securities compared to $5.1 billion including TBA securities as of December 31, 2019. As of September 30, 2020, our portfolio is predominantly comprised of Agency RMBS which have offered better liquidity and returns in 2020. The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:
(1) Includes TBA positions at their implied market value as if settled which are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.

RMBS. Our Agency RMBS pass-through securities are collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

As of September 30, 2020, we are invested in lower coupon investments to mitigate the risk of loss of premiums due to early prepayment given the lower interest rate environment in 2020 while keeping a modest allocation to specified pools of 4.0% coupon as protection in case interest rates rise. Our lower coupon investments also have lower premiums relative to higher coupon assets which further protects our earnings when prepayments occur. Additionally, since December 31, 2019, we have increased our investment in TBA securities, including 15-year fixed-rate TBA, as implied financing rates for dollar roll transactions have been lower than the financing rates for repurchase agreement borrowings we typically use to finance specified pools, and these transactions allow more flexibility should we decide or find it necessary to reduce leverage.

The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	September 30, 2020
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
2.0%	$778,329	$796,439	$809,817	5	3.8%	4.98
2.5%	981,588	1,017,624	1,037,864	7	6.0%	3.40
4.0%	399,896	410,814	434,124	29	38.1%	2.29
TBA 2.0%	625,000	641,736	644,434	n/a	n/a	4.10
15-year fixed-rate:
TBA 2.0%	500,000	518,795	519,566	n/a	n/a	2.75
Total	$3,284,813	$3,385,408	$3,445,805	10	11.3%	3.66

	December 31, 2019
	Par	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months) (4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
2.5%	$110,610	$109,341	$109,409	3	—%	5.15
3.0%	307,380	310,486	314,159	25	9.4%	4.04
3.5%	538,551	549,735	562,921	11	10.9%	2.64
4.0%	1,352,730	1,384,913	1,429,547	20	23.5%	2.28
4.5%	254,413	264,979	272,037	13	29.9%	1.55
TBA 2.5%	135,000	133,059	133,513	n/a	n/a	5.10
TBA 3.0%	300,000	308,268	308,648	n/a	n/a	1.90
TBA 4.0%	(500,000)	(519,143)	(520,117)	n/a	n/a	1.28
Total 30-year fixed-rate	$2,498,684	$2,541,638	$2,610,117	17	18.9%	2.91

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

During the second and third quarters of 2020, we sold a substantial portion of our Agency CMBS, realizing gains on investments on which credit spreads had tightened and for which we believed risks of continued investment outweighed potential returns. These sales have materially reduced the size of the investment portfolio and shifted the overall composition to more seasoned investments with a higher probability of appreciation in the underlying collateral versus newer issue bonds. The following table which presents information about our CMBS investments by year of origination as of the dates indicated:

	September 30, 2020				December 31, 2019
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$12,724	$12,516	24	5.60%	$13,441	$13,080	30	5.74%
2009 to 2012	12,587	13,295	47	5.49%	28,141	29,153	34	4.99%
2013 to 2014	11,127	11,322	50	3.65%	11,294	11,528	59	3.65%
2015	156,130	157,557	73	2.85%	175,219	177,023	87	2.86%
2016	—	—	—	—%	19,910	19,742	109	2.62%
2017	50,758	51,178	91	3.08%	340,638	342,158	101	3.07%
2018	—	—	—	—%	330,180	329,984	127	3.68%
2019	29,502	29,889	146	3.05%	972,646	983,435	134	3.27%
	$272,828	$275,757	80	3.20%	$1,891,469	$1,906,103	120	3.30%
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.
(2) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.

CMBS IO. We invest in Agency-issued and non-Agency issued CMBS IO which are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans, commonly referred to as the notional amount. The weighted average interest rate for our CMBS IO was 0.64% as of September 30, 2020 and 0.65% as of December 31, 2019. The loans collateralizing Agency-issued CMBS IO pools are similar in composition to the pools of loans that collateralize CMBS as discussed above. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types which are shown in the table below as of September 30, 2020:

	September 30, 2020
($ in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$42,871	27.7%
Office	33,154	21.4%
Multifamily	27,909	18.0%
Hotel	20,543	13.3%
Mixed use	10,172	6.6%
Other (1)	20,023	13.0%
Total non-Agency CMBS IO	$154,672	100.0%
(1) Other property types collateralizing non-Agency CMBS IO do not comprise more than 5% individually.

Yields on CMBS IO securities are dependent upon the performance of the underlying loans. Our return on these investments may be negatively impacted if the loans default, resulting in foreclosures, or liquidations of the loan collateral. Since the economic impacts of COVID-19 began in March, servicers are reporting an increase in delinquencies on loans underlying our non-Agency CMBS IO and have taken loss mitigation actions including loan forbearance or allowing the borrower to make loan payments using replacement reserve or similar property related funds. Most of the increases in delinquencies thus far have been in the retail and hotel sectors and have nominally impacted cash flows and yields on the securities.

We have generally invested in senior tranches of these securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance in order to mitigate our exposure to losses. As of September 30, 2020 and December 31, 2019, approximately 62% of our CMBS IO are Agency-issued securities which generally contain higher credit quality loans that are expected to have a lower risk of default than non-Agency CMBS IO. In addition, the majority of our non-Agency CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. All of our non-Agency CMBS IO were originated prior to 2017, the majority of which we believe have had underlying property value appreciation, and the weighted average life of contractual cash flows currently remaining on our non-Agency CMBS IO is 24 months. Considering these characteristics of our non-Agency CMBS IO and the actions taken by servicers so far to work with borrowers through various relief measures, we have not seen evidence of and do not currently expect a material adverse effect on our future cash flows for non-Agency CMBS IO. However, the ultimate impact of COVID-19 on the global economy and on the loans underlying any of our securities remains uncertain and cannot be predicted at this time.

The following table presents our CMBS IO investments by year of origination as of the periods indicated:

	September 30, 2020
	Agency			Non-Agency
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$15,289	$15,390	9	$4,303	$4,393	8
2013	25,622	26,484	13	12,231	12,227	14
2014	27,052	28,102	21	55,188	55,336	20
2015	34,195	35,614	26	56,416	56,898	27
2016	24,274	25,438	31	17,559	17,600	16
2017	27,439	28,539	42	8,100	8,218	34
2018	3,868	4,047	62	—	—	—
2019	90,910	92,164	60	—	—	—
2020	3,290	3,301	53	—	—	—
	$251,939	$259,079	38	$153,797	$154,672	24

	December 31, 2019
	Agency			Non-Agency
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$27,610	$27,609	12	$7,710	$7,869	11
2013	35,794	37,047	16	16,401	16,629	19
2014	34,077	35,027	25	68,811	69,886	24
2015	41,549	42,987	29	66,954	69,062	30
2016	27,956	28,891	35	20,065	20,442	36
2017	30,409	31,633	46	9,304	9,529	38
2018	4,117	4,287	66	—	—	—
2019	97,388	98,144	64	—	—	—
	$298,900	$305,625	40	$189,245	$193,417	27
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

We have primarily used interest rate swaps to hedge a portion of our earnings and book value exposure to interest rate risk. As rates rallied in 2020 and we sold assets, and due to changes in margin requirements on interest rate swaps, we terminated the majority of our interest rate swaps in the first half of 2020. As we re-invested our capital over the balance of the year, we shifted to using interest rate swaptions, U.S. Treasury futures, and options on U.S. Treasury futures, which have better liquidity and more favorable margin requirements than interest rate swaps. In addition, management believes U.S. Treasury futures are a better hedge of interest rate risk profile of Agency RMBS versus interest rate swaps given our view of the potential interest rate environment over the balance of 2020. Options on U.S. Treasury futures also protect book value from rising interest rates but minimize risk of liquidity loss if interest rates fall versus interest rate swaps. Please refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements for details on our interest rate derivative instruments as of September 30, 2020 and December 31, 2019.

RESULTS OF OPERATIONS

The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of “Executive Overview” contained in Item 2 of this Quarterly Report on Form 10-Q for additional important information about these measures.

Net Interest Income for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Net interest income increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 because the decline in interest expense exceeded the decline in interest income. The decline in interest income was due primarily to a smaller average balance of lower yielding investments held during the third quarter of 2020 compared to the same period in the prior year. The decline in interest expense was due to a smaller average balance of borrowings at a lower financing rate for the third quarter of 2020 compared to the same period in 2019.

The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended
	September 30,
	2020			2019
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$11,839	$2,282,897	2.07%	$23,687	$2,942,466	3.22%
Agency CMBS	3,397	562,718	2.31%	14,818	1,763,116	3.22%
CMBS IO (5)	4,648	421,086	3.74%	5,260	479,057	3.90%
Non-Agency MBS and other investments (6)	204	8,668	7.43%	737	11,270	7.94%
Total:	$20,088	$3,275,369	2.34%	$44,502	$5,195,909	3.29%

Interest-bearing liabilities: (7)	3,375	$2,985,914	0.38%	$31,256	$4,958,857	2.47%
Net interest income/net interest spread	$16,713		1.96%	$13,246		0.82%
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
(6) Interest income for non-Agency and other investments for the three months ended September 30, 2019 includes $0.5 million of interest income from cash and cash equivalents. Average balance and yield excludes cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	September 30, 2020 Compared to September 30, 2019
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(6,527)	$(5,321)	$—	$(11,848)
Agency CMBS	(1,295)	(9,792)	(334)	(11,421)
CMBS IO (2)	(232)	(538)	158	(612)
Non-Agency MBS and other investments	(40)	(476)	(17)	(533)
Change in interest income	$(8,094)	$(16,127)	$(193)	$(24,414)
Change in interest expense	(15,444)	(12,437)	—	(27,881)

Total net change in net interest income	$7,350	$(3,690)	$(193)	$3,467
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.
(2) Includes Agency and non-Agency issued securities.

Net Interest Income for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net interest income increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 because the decline in interest expense exceeded the decline in interest income. The decline in interest income is due primarily to a smaller average balance of lower yielding investments held during the nine months ended September 30, 2020 compared to the same period in the prior year. The decline in interest expense was due to a smaller average balance of borrowings at a lower financing rate for the nine months ended September 30, 2020 compared to the same period in 2019.

The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended
	September 30,
	2020			2019
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$40,734	$2,143,728	2.53%	$72,776	$2,844,044	3.41%
Agency CMBS	23,319	1,058,847	2.89%	35,614	1,477,749	3.17%
CMBS IO (5)	14,616	448,254	4.18%	16,542	496,271	4.27%
Non-Agency MBS and other investments (6)	1,095	9,516	8.25%	3,275	12,133	16.10%
Total:	$79,764	$3,660,345	2.85%	$128,207	$4,830,197	3.46%

Interest-bearing liabilities: (7)	$30,327	$3,422,287	1.16%	$88,345	$4,490,334	2.59%
Net interest income/net interest spread	$49,437		1.69%	$39,862		0.87%
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
(6) Interest income for non-Agency and other investments for the nine months ended September 30, 2020 and September 30, 2019 includes $0.5 million and $1.6 million, respectively, of interest income from cash and cash equivalents. Average balance and yields excludes cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Nine Months Ended
	September 30, 2020 Compared to September 30, 2019
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(14,147)	$(17,975)	$80	$(32,042)
Agency CMBS	(2,147)	(9,966)	(182)	(12,295)
CMBS IO (2)	(1,332)	(209)	(385)	(1,926)
Non-Agency MBS and other investments	(1,246)	(87)	(847)	(2,180)
Change in interest income	$(18,872)	$(28,237)	$(1,334)	$(48,443)
Change in interest expense	(37,073)	(20,945)	—	(58,018)

Total net change in net interest income	$18,201	$(7,292)	$(1,334)	$9,575
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO and are not annualized in the calculation of effective yield.
(2) Includes Agency and non-Agency issued securities.

Adjusted Net Interest Income for the Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

Management includes drop income from TBA dollar roll positions and net periodic interest benefit/cost of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. Please refer to “Non-GAAP Financial Measures” at the end of “Executive Overview” of this Item 2 of this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended
	September 30,
	2020		2019
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$16,713	1.96%	$13,246	0.82%
Add: TBA drop income (1) (2)	6,087	0.09%	1,404	—%
Add: net periodic interest (cost) benefit (3)	(371)	(0.05)%	3,966	0.32%
Adjusted net interest income	$22,429	2.00%	$18,616	1.14%

	Nine Months Ended
	September 30,
	2020		2019
	Amount	Rate	Amount	Rate
Net interest income	$49,437	1.69%	$39,862	0.87%
Add: TBA drop income (1) (2)	8,622	0.02%	4,649	(0.03)%
Add: net periodic interest benefit (3)	1,586	0.06%	11,416	0.33%
De-designated cash flow hedge accretion (4)	—	—%	(165)	—%
Adjusted net interest income	$59,645	1.77%	$55,762	1.17%

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

Adjusted net interest income increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due primarily to an increase in TBA drop income. We increased our investment in TBA securities because the financing costs imputed in TBA dollar roll transactions for the three and nine months ended September 30, 2020 were lower than the average repurchase agreement financing rate, which is commonly referred to in the industry as TBA dollar rolls “trading special” or “dollar roll specialness”. Dollar roll specialness happens primarily as a result of supply/demand imbalances or volatility in market prepayment expectations, and in our view, the pace of bank and Federal Reserve purchases was the most significant contributor during the third quarter of 2020, resulting in an implied negative financing cost. The table summarizes information related to our TBA net spreads for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
TBA implied asset yield (1)	1.73%	3.44%	1.85%	3.53%
TBA implied funding cost (2)	(0.48)%	2.36%	0.04%	2.56%
TBA net yield (3)	2.21%	1.08%	1.81%	0.97%
(1)    Asset yield for TBA securities is extrapolated by adding average cost (see footnote 2) to the net yield (see footnote 3).
(2)    TBA implied funding cost for dollar roll transactions is determined using the “price drop” between the near settling TBA contract and the price for the same contract with a later settlement date and market-based assumptions regarding the “cheapest-to-deliver” collateral that can satisfy the TBA contract, such as the security’s coupon, maturity, and projected prepayment rate anticipated for the collateral.
(3)    TBA net yield is calculated by dividing total drop income from TBA dollar roll positions by the average TBA long position outstanding during the period.

Gain (Loss) on Sale of Investments, Net

Investments are sold in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. When interest rates rallied early to mid-March of 2020 as the markets initially responded to the COVID-19 pandemic, we chose to realize gains on our Agency RMBS as asset prices began to fall and we de-levered our balance sheet. We used a portion of those proceeds to re-invest in Agency CMBS, the majority of which we have sold in subsequent quarters in order to realize gains as asset premiums increased due to spread tightening and to shift our portfolio allocation back to predominantly Agency RMBS. None of our investment sales during the three and nine months ended September 30, 2020 or September 30, 2019 were made under duress. The following tables provide information related to our realized gains (losses) on sales of investments for the periods indicated (1):

	Three Months Ended
	September 30,
	2020		2019
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$—	$1	$586,748	$4,458
Agency CMBS	382,250	20,845	—	—
Agency CMBS IO	—	—	9,161	147
	$382,250	$20,846	$595,909	$4,605

	Nine Months Ended
	September 30,
	2020		2019
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$2,112,132	$75,824	$796,194	$506
Agency CMBS	1,992,194	222,904	219,692	(6,493)
Agency CMBS IO	—	—	22,936	232
	$4,104,326	$298,728	$1,038,822	$(5,755)
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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2020	2019	2020	2019
Interest rate derivatives:
Interest rate swaps:
Net periodic interest (cost) benefit	$(371)	$3,966	$1,586	$11,416
Change in fair value (1)	1,282	(56,874)	(184,527)	(260,302)
Total interest rate swap gain (loss), net	911	(52,908)	(182,941)	(248,886)
Interest rate swaptions:
Change in fair value (1)	411	(4,329)	(162)	(4,329)
Futures:
Change in fair value (1)	(6,517)	1,712	(25,140)	1,501
Total interest rate derivative loss, net	(5,195)	(55,525)	(208,243)	(251,714)

TBA dollar roll positions:
Change in fair value (2)	12,737	3,412	27,280	17,124
TBA drop income (3)	6,087	1,404	8,622	4,649
Total TBA dollar roll gain, net	18,824	4,816	35,902	21,773

Options on U.S. Treasury futures
Change in fair value (1)	(5,655)	—	(23,815)	—

Total gain (loss) on derivative instruments, net	$7,974	$(50,709)	$(196,156)	$(229,941)
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

Gain on derivative instruments, net for the quarter ended September 30, 2020 was driven by favorable TBA dollar roll conditions as discussed above and increased TBA investing in 2020 versus 2019. For the nine months ended September 30, 2020, the bulk of the loss on derivative instruments was incurred in the first quarter as a result of the rapid decline in interest rates during that period. As a result of terminations of interest rate swaps over 2020, our net periodic interest (cost) benefit from interest rate swaps for the three and nine months ended September 30, 2020 decreased to a net cost of $(0.4) million and net benefit of $1.6 million, respectively, compared to net benefits of $4.0 million and $11.4 million for the three and nine months ended September 30, 2019, respectively. The table below shows our interest rate swap hedge position as a percentage of our average repurchase agreement borrowings and long TBAs outstanding and details about our net receive rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2020	2019	2020	2019
Average repurchase agreement borrowings outstanding	$2,984,946	$4,955,825	$3,420,489	$4,487,137
Average TBA long positions outstanding - at cost (1)	1,075,352	508,329	625,209	635,243
Average borrowings and TBA long positions outstanding	4,060,298	5,464,154	4,045,698	5,122,380
Average notional amount of interest rate swaps outstanding	357,989	3,096,957	1,200,109	4,001,777
Ratio of average interest rate swaps to average borrowings and TBA long positions outstanding (1)	0.1	0.6	0.3	0.8

Average interest rate swap pay-fixed rate	(0.78)%	(1.83)%	(1.41)%	(2.21)%
Average interest rate swap receive-floating rate	0.35%	2.30%	1.57%	2.57%
Average interest rate swap net (pay) receive rate	(0.43)%	0.47%	0.16%	0.36%
(1) TBA long positions are included in this ratio because we use interest rate swaps to hedge a portion of the impact of changing interest rates on the fair value and implied financing cost of our TBA long positions and our repurchase agreement financing costs.

Changes in fair value of our derivative instruments consist of unrealized gains (losses) on instruments held as of the end of the period and realized gains (losses) from instruments terminated or paired off during the period. The following tables provide information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
($ in thousands)	Realized Gain (Loss)	Realized Gain (Loss)	Realized Gain (Loss)	Realized Gain (Loss)
Interest rate swaps	$(2,212)	$(63,764)	$(185,985)	$(212,510)
Interest rate swaptions	—	(4,246)	(1,934)	(4,246)
U.S. Treasury futures	(5,562)	682	(19,976)	(645)
Options on U.S. Treasury futures	(5,736)	—	(19,724)	—
TBA long positions	20,113	2,822	43,309	25,781
TBA short positions	—	604	(11,016)	604
Total	$6,603	$(63,902)	$(195,326)	$(191,016)

Please refer to “Liquidity and Capital Resources” for information regarding recognition of deferred tax hedge losses for terminated derivative instruments.

General and Administrative Expenses

General and administrative expenses increased $1.0 million and $2.2 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 due primarily to an increase in the accrual for incentive compensation related to changes to the executive compensation plan and an increase in the expected achievement of goals on which bonuses are based.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may also include proceeds from the sale of investments, equity offerings, and payments received from counterparties for derivative instruments. We use our liquidity to purchase investments and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to meet margin requirements for our repurchase agreements and derivative transactions, including TBA contracts, under the terms of the related agreements. We may also periodically use liquidity to repurchase shares of the Company’s stock.

Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO which were $378.0 million as of September 30, 2020 compared to $224.0 million as of December 31, 2019.
We perform sensitivity analysis on our liquidity based on changes in the fair value of our investments due to, among other things, changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds as well as changes in the fair value of our derivative instruments due to changes in the absolute level of interest rates and the shape of the yield curve. In performing this analysis, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analysis is to assess the adequacy of our liquidity to withstand potential adverse events, such as the current pandemic. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments. Due to our recent sales of Agency CMBS which resulted in payoff of related repurchase agreement financing late in the third quarter, our leverage including TBA positions was 6.2x shareholders’ equity as of September 30, 2020. Management expects leverage to increase in the near term as we continue to increase our investment in TBA securities due to the flexibility it offers in terms of liquidity and as long as its implied financing cost remains low.

Our weighted average haircut for borrowings collateralized with CMBS IO increased to 15.6% as of September 30, 2020 compared to 12.8% as of December 31, 2019 as certain repurchase agreement counterparties have increased their required haircut for CMBS IO between 5% and 10% since the onset of the pandemic. Our weighted average haircut for borrowings collateralized with Agency CMBS or RMBS was 4.7% as of September 30, 2020 and December 31, 2019.

 Our repurchase agreement borrowings are principally uncommitted with terms renewable at the discretion of our lenders and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. We have been able to renew repurchase agreement borrowings with our counterparties without exception throughout the nine months ended September 30, 2020. In addition, and as part of our continuous evaluation of counterparty risk, we reduced our exposure to favor broker dealer subsidiaries of regulated financial institutions whom we believe are better capitalized entities.

The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

	Repurchase Agreements
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2020	$2,594,683	$2,984,946	$3,314,991
June 30, 2020	3,314,991	2,580,296	4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341
September 30, 2019	4,872,869	4,955,825	5,191,378

The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. As of September 30, 2020, the Company had repurchase agreement amounts outstanding with 19 of its 37 available repurchase agreement counterparties. Please refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements for information regarding counterparties with whom we have the greatest amount of equity at risk as of September 30, 2020.

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

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. Although the recent market disruption caused by the global response to the COVID-19 pandemic has resulted in the industry issues described above, we were in full compliance with our debt covenants as of September 30, 2020, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments

We are party to certain types of financial instruments that are accounted for as derivative instruments including interest rate swaps, futures, options, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. In the case of interest rate swaps, our clearing counterparty has the right to require higher initial margin in volatile market conditions. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of September 30, 2020, we had cash of $26.0 million posted as collateral under these agreements.
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

Contractual Obligations and Other Matters

There have been no material changes in our contractual obligations since December 31, 2019. As of September 30, 2020, we do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued during the nine months ended September 30, 2020 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Unaudited Consolidated Financial Statements contained within Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
Critical accounting policies are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K under “Critical Accounting Policies.” There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2020.

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
•Our views on the macroeconomic environment, monetary and fiscal policy, and conditions in the investment, credit, and derivatives markets;
•Our views on the effect of actual or proposed actions of the U.S. Federal Reserve, the Federal Reserve’s Federal Open Market Committee (“FOMC”), or other central banks with respect to monetary policy (including the targeted Federal Funds Rate), and the potential impact of these actions on interest rates, inflation or unemployment;
•The effect of regulatory initiatives of the Federal Reserve (including the FOMC), other financial regulators, and other central banks;
•Our financing strategy including our target leverage ratios, our use of TBA dollar roll transactions, and anticipated trends in financing costs including TBA dollar roll transaction costs, and our hedging strategy including changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;
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

While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:

•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those incorporated by reference into Part II, Item 1A, “Risk Factors”, and in particular the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto,
•our ability to find suitable reinvestment opportunities;
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

The table below shows the projected sensitivity of our net interest income and net periodic interest benefit/cost on our interest rate swaps as of the dates indicated assuming an instantaneous parallel shift in interest rates:

	Projected Change in Net Interest Income and Net Periodic Interest Benefit/Cost Due To
	Decrease (1) in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
September 30, 2020	—%	—%	(5.3)%	(11.6)%
December 31, 2019	2.3%	1.3%	(2.2)%	(4.8)%
(1) The minimum financing rate used in the model for projected results as of September 30, 2020 is 0%.

The projected sensitivity to changes in interest rates on our net interest income and net periodic interest benefit/cost from interest rate swaps shown in the table above as of September 30, 2020 for an increasing interest environment has substantially changed since December 31, 2019. We have terminated the majority of our interest rate swaps in 2020 due to the significant rally in interest rates, limiting net interest income protection as interest rates increase. Given current FOMC monetary policy, management anticipates more stable funding costs in the near-term, and as such, we shifted our interest rate hedging strategy to include options and futures with the principal intention of capital (book value) preservation as shown in the two tables below. The table also reflects that no material change in net interest income is expected in a declining interest rate environment as the benefit of lower interest rates is offset by anticipated faster prepayment speeds on Agency RMBS.

The table below shows the projected sensitivity of the market value of our financial instruments(1) and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	September 30, 2020
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	1.0%	6.9%	0.9%	6.1%	(1.7)%	(12.3)%	(3.9)%	(28.0)%
CMBS	0.3%	2.1%	0.2%	1.8%	(0.3)%	(2.0)%	(0.5)%	(3.9)%
CMBS IO	0.1%	0.9%	0.1%	0.8%	(0.2)%	(1.2)%	(0.3)%	(2.4)%
TBAs	0.4%	3.0%	0.4%	2.7%	(0.9)%	(6.2)%	(2.0)%	(14.2)%
Interest rate hedges	(1.6)%	(11.7)%	(1.6)%	(11.6)%	3.0%	21.2%	6.8%	48.4%
Total	0.2%	1.2%	—%	(0.2)%	(0.1)%	(0.5)%	0.1%	(0.1)%

	December 31, 2019
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	0.4%	5.3%	0.5%	5.9%	(0.9)%	(11.0)%	(2.1)%	(25.8)%
CMBS	3.3%	41.1%	1.6%	20.0%	(1.5)%	(19.1)%	(3.0)%	(37.2)%
CMBS IO	0.3%	3.3%	0.1%	1.6%	(0.1)%	(1.6)%	(0.2)%	(3.1)%
TBAs	0.1%	1.4%	0.1%	0.7%	(0.1)%	(0.8)%	(0.1)%	(1.5)%
Interest rate hedges	(3.0)%	(37.3)%	(1.5)%	(18.6)%	2.3%	29.4%	5.2%	65.5%
Total	1.1%	13.8%	0.8%	9.6%	(0.3)%	(3.1)%	(0.2)%	(2.1)%
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

		September 30, 2020		December 31, 2019
Basis Point Change in		Percentage Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+25	+50	(0.1)%	(0.6)%	(0.3)%	(4.1)%
+50	+25	(0.3)%	(2.3)%	(0.2)%	(2.6)%
+50	+100	—%	(0.2)%	(0.4)%	(4.7)%
-25	0	0.3%	2.3%	—%	(0.4)%
-25	-75	0.2%	1.1%	1.0%	12.7%
-50	-10	0.3%	2.3%	0.1%	1.4%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Spread Risk

Spread risk is the risk of loss from an increase in the market spread between the yield on an investment versus its benchmark index. Changes in market spreads represent the market's valuation of the perceived riskiness of an asset relative to risk-free rates, and widening spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Market spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security or FOMC monetary policy. Likewise, most of our investments are fixed-rate or reset in rate over a period of time, and as interest rates rise, we would expect the market value of these investments to decrease. We do not hedge spread risk given the complexity of hedging credit spreads and in our opinion, the lack of liquid instruments available to use as hedges.

Fluctuations in spreads typically vary based on the type of investment. Sensitivity to changes in market spreads is derived from models that are dependent on various assumptions, and actual changes in market value in response to changes in market spreads could differ materially from the projected sensitivity if actual conditions differ from these assumptions.

The Company's exposure to changes to market spreads did not materially shift as of September 30, 2020 versus December 31, 2019. The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	September 30, 2020		December 31, 2019
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+20/+50 (2)	(1.4)%	(10.1)%	(1.2)%	(15.7)%
+10	(0.7)%	(4.6)%	(0.6)%	(7.3)%
-10	0.7%	4.6%	0.6%	7.7%
-20/-50 (2)	1.4%	10.1%	1.3%	16.4%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk

Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective yield method under GAAP. Our comprehensive income and book value per common share may also be negatively impacted by prepayments if the fair value of the investment materially exceeds the par balance of the underlying security. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government policy and other factors beyond our control, including GSE policy with respect to loan forbearance and delinquent loan buy-outs. The recently enacted FHFA Adverse Market Refinance Fee which raises mortgage rates by 0.125% for all but the highest quality borrowers is another example of government policy which we believe may reduce prepayments.

Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. The slowdown in economic activity experienced at the end of the first quarter and beginning of the second quarter as a result of the COVID-19 pandemic, as well as certain actions taken by federal, state and local governments in response, could lead to an increase in defaults in loans underlying our CMBS IO, particularly loans in non-Agency CMBS IO securities which are collateralized by income producing properties such as retail shopping centers, hotels. multifamily apartments and office buildings. Over the last several years, we have not experienced material defaults on CMBS IO loans in our portfolio; however, the ultimate impact on the economy and commercial real estate performance and market values from the COVID-19 pandemic, and correspondingly loan defaults, is currently unknown. Please refer to “Financial Condition-CMBS IO” for additional information.

We seek to manage our prepayment risk on our MBS by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). With respect to RMBS, we have invested substantially in lower coupon securities, with approximately 87% of our capital allocated in 2.0% and 2.5% coupon Agency RMBS as of September 30, 2020. We also tend to favor securities in which we believe the underlying borrowers have some disincentive to refinance as a result of the size of each loan’s principal balance, credit characteristics of the borrower, or geographic location of the property, among other factors, which we estimate represents approximately 90% of our Agency RMBS investment as of September 30, 2020.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

In the litigation filed by Basic Capital Management, Inc., et al. (the “DCI Plaintiffs”) against the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company discussed in the Company’s 2019 Form 10-K (the “DCI Litigation”), on October 2, 2020 the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) affirmed the dismissal of the DCI Plaintiffs’ fraudulent transfer and alter ego claims by the U.S. District Court, Northern District of Texas. The DCI Plaintiffs did not file for a rehearing before the full Fifth Circuit within the allowed timeframe, but they may still appeal to the U.S. Supreme Court.

With respect to the separate claim filed by the receiver for one of the DCI Plaintiffs in the DCI Litigation against the Company seeking payment of $11.3 million, alleging that the Company breached a litigation cost sharing agreement, as amended, entered into initially in December 2000 between the Company and DCI, which is also discussed in the Company’s 2019 Form 10-K (the "Receiver Litigation”), there were no material developments during the three months ended September 30, 2020.

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

ITEM 1A.     RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Quarterly Report on Form 10-Q for the three months ended March 31, 2020 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    On April 14, 2020, the Company was authorized by its Board of Directors to spend up to $40 million to repurchase outstanding shares of common stock through March 31, 2022. The April 2020 authorization superseded the prior repurchase authorization in its entirety. Subject to applicable securities laws and the terms of the Series B Preferred Stock and the Series

C Preferred Stock, both of which are contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The following table summarizes repurchases of our common stock that occurred during the three months ended September 30, 2020:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
July 1 - 31, 2020	—	$—	—	$39,834
August 1 - 31, 2020	—	—	—	39,834
September 1 - 30, 2020(1)	598	—	—	39,834
	598	$—	—
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

10.1
Amended and Restated Employment Agreement, dated as of August 31, 2020, between Dynex Capital, Inc. and Byron L. Boston (incorporated herein by reference to Exhibit 10.1 to Dynex's Current Report on Form 8-K filed September 3, 2020).

10.2
Employment Agreement, dated as of August 28, 2020, between Dynex Capital, Inc. and Smriti L. Popenoe (incorporated herein by reference to Exhibit 10.2 to Dynex's Current Report on Form 8-K filed September 3, 2020).

10.3
Employment Agreement, dated as of August 28, 2020, between Dynex Capital, Inc. and Stephen J. Benedetti (incorporated herein by reference to Exhibit 10.3 to Dynex's Current Report on Form 8-K filed September 3, 2020).

10.29.2
Amendment No. 2, dated August 4, 2020, to Equity Distribution Agreement by and among Dynex Capital, Inc., Ladenburg Thalmann & Co. Inc., and JonesTrading Institutional Services LLC (incorporated herein by reference to Exhibit 10.29.2 to Dynex’s Current Report on Form 8-K filed August 5, 2020).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 3, 2020	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, President,
Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	November 3, 2020	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)