Form 10-K
period 2020-12-31
DYNEX CAPITAL INC
filed 2021-03-01
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4991 Lake Brook Drive, Suite 100
Glen Allen,	Virginia	23060-9245
(Address of principal executive offices)		(Zip Code)
	(804)	217-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DX	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	N/A	None
6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRC	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No            ☒

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $315,650,564 based on the closing sales price on the New York Stock Exchange of $14.30.

On February 25, 2021, the registrant had 26,860,470 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2020, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”). We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2020. See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as the "Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

Dynex Capital, Inc. commenced operations in 1988 and is an internally managed mortgage real estate investment trust (“REIT”), which primarily invests in residential and commercial mortgage-backed securities (“MBS”). We finance our investments principally with borrowings under repurchase agreements. Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through the payment of regular dividends and through capital appreciation of our investments.
We are primarily invested in Agency MBS including residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only (“IO”) securities. Agency MBS have an implicit guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. We also have investments in non-Agency MBS, which consist mainly of CMBS IO. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment.

INVESTMENT STRATEGY

Our investment strategy and the allocation of our capital to a particular sector or investment is driven by a “top-down” framework that focuses on the risk management, scenario analysis, and expected risk-adjusted returns of any investment. Key points of this framework include the following:

•understanding macroeconomic factors, including monetary and fiscal policies, and possible evolving outcomes, including but not limited to, the current state of the U.S. and global economies;
•understanding the regulatory environment, competition for assets, and the terms and availability of financing;
•sector analysis including understanding absolute returns, relative and risk-adjusted returns, and supply/demand metrics within each sector;
•security and financing analysis including sensitivity analysis on credit, interest rate volatility, liquidity, and market value risk; and
•managing performance and inherent portfolio risks, including but not limited to interest rate, credit, prepayment, and liquidity risks.

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

The performance of our investment portfolio will depend on many factors including but not limited to interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, demand for our investments, general market liquidity, and economic conditions and their impact on the credit performance of our investments. In addition, our business model may be impacted by other factors such as the state of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” below, Item 1A of Part I, “Risk Factors”, and Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further discussion.

RMBS. As of December 31, 2020, the majority of our investments in RMBS were Agency-issued pass-through securities collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. Mortgage pass-through certificates generally distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

We also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in non-specified fixed-rate Agency RMBS, and from time to time, we may also sell TBA securities as a means of economically hedging our book value exposure to Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral. The actual Agency securities to be delivered are not identified until approximately 2 days before the settlement date. We hold long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBAs purchased or sold for a forward settlement date are generally priced at a discount relative to TBAs settling in the current month. This price difference, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. When the financing costs imputed in TBA dollar roll transactions fall lower than the average repurchase agreement financing rate, this is commonly referred to in the industry as TBA dollar rolls “trading special” or “dollar roll specialness”. Dollar roll specialness happens primarily as a result of supply/demand imbalances or volatility in market prepayment expectations. We account for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will not settle in the shortest period possible.

CMBS. Substantially all of our CMBS investments as of December 31, 2020 were fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which we believe makes the fair value of CMBS less costly to hedge relative to RMBS.

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. The loans collateralizing Agency-issued CMBS IO pools are similar in composition to the pools of loans that collateralize CMBS as discussed above. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types including office buildings, hospitality, and retail, among others. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Yields on CMBS IO securities are dependent upon the performance of the underlying loans. Similar to CMBS described above, the Company receives prepayment compensation as most loans in these securities have some form of prepayment protection from early repayment; however, there are no prepayment protections if the loan defaults and is partially or wholly repaid earlier because of loss mitigation actions taken by the underlying loan servicer. Because Agency CMBS IO generally contain higher credit quality loans, they have a lower risk of default than non-Agency CMBS IO. The majority of our CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations.

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

Repurchase agreement financing is provided principally by major financial institutions and broker-dealers acting as financial intermediaries for short-term cash investors including money market funds and securities lenders. Repurchase agreement financing exposes us to counterparty risk to such financial intermediaries, principally related to the excess of our collateral pledged over the amount borrowed. We seek to mitigate this risk by diversifying our repurchase agreement lenders and limiting borrowings from lesser capitalized or lightly regulated counterparties. In limited instances, a money market fund or securities lender has directly provided funds to us without the involvement of a financial intermediary typically at a lower cost than we would incur borrowing from the financial intermediary. Borrowing directly from these sources also reduces our risk to the financial intermediaries. Please refer to "Risk Factors-Risks Related to Our Financing and Hedging Activities" in Item 1A of Part I of this Annual Report on Form 10-K for additional information regarding significant risks related to repurchase agreement financing.

From time to time, we will analyze and evaluate potential business opportunities that we identify or are presented to us, including possible partnerships, mergers, acquisitions, or divestiture transactions that might be a strategic fit for our investment strategy or asset allocation or otherwise maximize value for our shareholders. Pursuing such an opportunity or transaction could require us to issue additional equity or debt securities.

HEDGING STRATEGY

We use derivative instruments to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily fixed-rate investments financed with short-term repurchase agreements. Changes in interest rates can impact net interest income, the market value of our investments, and therefore, our book value per common share. In a period of rising interest rates, our earnings and cash flow may be negatively impacted by borrowing costs increasing faster than interest income from our assets, and our book value may decline as a result of declining market values of our MBS. We frequently adjust our hedging portfolio based on our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations.

Currently, we are primarily using U.S. Treasury futures, options on U.S. Treasury futures, and options on interest rate swaps (“interest rate swaptions”) to mitigate adverse impacts of interest rate changes on the market value of our investment portfolio. Prior to the first quarter of 2020, we primarily utilized interest rate swaps to mitigate such adverse impacts on the market value of our investment portfolio as well as our net interest earnings. However, during the first quarter of 2020, the novel coronavirus (“COVID-19”) was declared a pandemic in the U.S., resulting in significant market disruptions that resulted in interest rates declining significantly and our counterparties increasing margin requirements on our interest rate swap agreements. As a result, during 2020 we either terminated our interest rate swap agreements or allowed outstanding agreements to mature without replacement. Given Federal Open Market Committee (“FOMC”) monetary policy statements made during 2020, management expects funding costs to remain low in the near-term, and so the Company is not currently hedging interest rate risk to its net interest earnings.

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is largely driven by the performance of our investment portfolio and related financing and hedging activity and may be impacted by a number of factors including, but not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of and competition for investments, the influence of economic conditions on the credit performance of our investments, and market required yields as reflected by market spreads. All of the above factors are influenced by market forces beyond our control such as macroeconomic and geopolitical conditions, market volatility, U.S. Federal Reserve (“Federal Reserve”) policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy. In addition, our business may be impacted by changes in regulatory requirements, including requirements to qualify for registration under the 1940 Act, and REIT requirements.

Our business model is also impacted by the availability and cost of financing and the state of the overall credit markets. Reductions or limitations in the availability of financing for our investments could significantly impact our business or force us to sell assets, potentially at losses. Disruptions in the repurchase agreement market outside of our control may also directly impact our availability and cost of financing. Repurchase agreement lending by larger U.S. domiciled banks has declined in recent years due to increased regulation and changes to regulatory capital requirements. Their repurchase market participation has been replaced by smaller independent broker dealers that are generally less regulated and by U.S. domiciled broker dealer subsidiaries of foreign financial institutions.

Regulatory authorities including the Securities and Exchange Commission (“SEC”) and the Federal Reserve are evaluating whether and how much the short-term funding markets, including the repurchase agreement market, may have exacerbated the market volatility experienced in the first and second quarters of 2020. Financial regulators, including the Federal Reserve, continue to closely monitor the short-term funding markets, particularly during times of market stress. In evaluating the short-term funding markets, regulatory authorities are reviewing participants in these markets, including mortgage REITs. The outcome of these evaluations is unknown, but it is possible that the SEC, the Federal Reserve or another regulatory body could impose restrictions on mortgage REITs or structurally change short-term funding markets, which could materially impact our borrowing costs in the repurchase agreement market or the availability of repurchase agreement financing.

The ICE Benchmark Administration Limited, the administrator of the London Interbank Offered Rate (“LIBOR”), has announced that it will cease the publication of one-week and two-month USD LIBOR immediately after December 31, 2021 and will cease the publications of the remaining tenors of USD LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. In the U.S., the Alternative Reference Rates Committee, which was formed by the Federal Reserve Board and the Federal Reserve Bank of New York (“FRBNY”), has promoted the use of the Secured Overnight Financing Rate (“SOFR”), an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as a preferred alternative rate for USD LIBOR. To the extent we enter into contracts in the future, such as interest rate swaps, we expect such contracts to be based on SOFR. Nonetheless, given the historical importance of LIBOR as a short-term interest rate benchmark, we continue to monitor and evaluate for potential impacts of LIBOR cessation on our business and the markets as a whole.

Please refer to Item 1A, "Risk Factors" as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K for additional discussions of factors that have the potential to impact our results of operations and financial condition.

COMPETITION

The business models of mortgage REITs range from investing only in Agency MBS to investing substantially in non-investment grade MBS and originating and securitizing mortgage loans and investing in mortgage servicing rights. Some mortgage REITs will invest in RMBS and related investments only, some in CMBS and related investments only, and some in a mix. Each mortgage REIT will assume various types and degrees of risk in its investment strategy. In purchasing investments and obtaining financing, we compete with other mortgage REITs, broker-dealers and investment banking firms, GSEs, mutual funds, banks, hedge funds, mortgage bankers, insurance companies, governmental bodies, including the Federal Reserve, and other entities, many of which have greater financial resources and a lower cost of capital. Increased competition in the market may reduce the available supply of investments and may drive prices of investments to levels which would negatively impact our ability to earn an acceptable amount of income from these investments. Competition can also reduce the availability of borrowing capacity at our repurchase agreement counterparties as such capacity is not unlimited, and many of our repurchase agreement counterparties limit the amount of financing they offer to the mortgage REIT industry.

FEDERAL INCOME TAX CONSIDERATIONS

As a REIT, we are required to abide by certain requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To retain our REIT status, the REIT rules generally require that we invest primarily in real estate-related assets, that our activities be passive rather than active, and that we distribute annually to our shareholders amounts equal to at least 90% of our REIT taxable income, after certain deductions. Dividend distributions to our shareholders in excess of REIT taxable income are considered to be a return of capital to the shareholder.

We use the calendar year for financial reporting in accordance with GAAP as well as for tax purposes. Income determined under GAAP differs from income determined under U.S. federal income tax rules primarily because of temporary differences in income and expense recognition. The primary differences between our GAAP net income and our taxable income are (i) unrealized gains and losses on derivative instruments, which are recognized in net income for GAAP purposes but are excluded from taxable income until realized; and (ii) realized losses on derivatives that are designated as tax hedges which are recognized in net income for GAAP purposes upon termination or expiration of the instrument but are deferred and amortized for tax purposes.

One of the timing differences between our GAAP net income and taxable income is the losses we realize from terminating derivatives prior to their maturity, which occurs as part of our portfolio and hedge management activities. Deferred tax hedge losses on terminated derivative instruments are recognized over the original periods designated by those terminated derivatives. Recognition of certain deferred tax hedge losses may be also be accelerated if the underlying instrument originally hedged is terminated or paid off. The following table provides the tax hedge losses as of December 31, 2020 that have already been recognized in our GAAP earnings but which will reduce taxable income over the periods indicated:

Tax Year of Recognition for Remaining Hedge Losses	December 31, 2020
($ in thousands)
2021	$23,548
2022 - 2024	49,255
2025 and thereafter	68,636
$141,439

We also have tax net operating loss (“NOL”) carryforwards which were all generated prior to January 1, 2018. We have $17.4 million of NOL carryforward remaining as of December 31, 2020, which will expire over the next 5 years if not used.

The following table summarizes our dividends declared per share and their related tax characterization for the periods indicated:

	Tax Characterization			Total Dividends Declared Per Share
	Ordinary	Capital Gain	Return of Capital
Common dividends declared:
Year ended December 31, 2020	$—	$1.66000	$—	$1.66000
Year ended December 31, 2019	$0.36723	$—	$1.64277	$2.01000

Preferred Series A dividends declared:
Year ended December 31, 2020	$—	$0.87951	$—	$0.87951
Year ended December 31, 2019	$2.12500	$—	$—	$2.12500

Preferred Series B dividends declared:
Year ended December 31, 2020	$—	$1.90625	$—	$1.90625
Year ended December 31, 2019	$1.90625	$—	$—	$1.90625

Preferred Series C dividends declared:
Year ended December 31, 2020	$—	$1.12150	$—	$1.12150
Year ended December 31, 2019	$—	$—	$—	$—

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

HUMAN CAPITAL STRATEGY

The Company views its employees as its most important asset and as the key to managing a successful business for the benefit of all of our stakeholders. Our human capital strategy is designed to create a supportive environment where our employees can grow professionally and contribute to the success of the Company. We believe a collaborative, engaging and equitable culture is key to attracting and retaining skilled, experienced and talented employees as well as fostering the development of the Company’s next generation of leaders.

We are committed to promoting diversity within our workforce and believe diversity extends beyond gender, race, ethnicity, age and sexual orientation to include different perspectives, skills, and experiences and socioeconomic backgrounds. We hire based on qualifications and evaluate, recognize, reward and promote employees based on performance without regard to race, religion, color, national origin, disability, gender, gender identity, sexual orientation, stereotypes or assumptions based thereon. In addition, equity is fundamental to our philosophy of fair and equitable treatment. We regularly review and analyze our compensation practices and engage in ongoing efforts to ensure pay equity within all levels of employment.

As of December 31, 2020, we had 19 full and part-time employees, of which 53% are women or self-identified minorities. Our voluntary turnover rate was 0% for the three years ended December 31, 2020 and the average tenure of our employees is 13.5 years as of December 31, 2020. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

The Company strives to offer its employees a healthy work-life balance and an open environment in which they are encouraged to offer thoughts and opinions. Employees have a wide selection of resources available to help protect their health, well-being, and financial security, including an on-site gym (currently with limited access as a precaution during the COVID-19 pandemic) coverage of a substantial portion of their health insurance, and a competitive 401(k) company match. In addition, we have historically offered flexible working arrangements to accommodate the individual needs of our employees who request it. Due to the COVID-19 pandemic, all employees are currently encouraged to work from home, and substantially all do, at least on a part-time basis. Like many companies, COVID-19 has increased our focus on health and safety efforts to protect our employees and their families from potential virus exposure, while ensuring that our critical operations remain fully supported. Since the beginning of the COVID-19 pandemic, we have taken precautionary measures and implemented procedures aligned with the Centers for Disease Control and Prevention to protect, manage, and communicate with our workforce to contain the impacts of the virus.

Recognizing the vital role that human capital management serves in the long-term success of the Company, we have initiated a Human Capital Strategy Planning process, which is overseen by the Board, to formalize the process for management and development of employees. In addition to talent management and development initiatives, the Human Capital Strategy Planning process included the following in 2020:

•development of organizational core values and a plan to integrate these values into a variety of human capital processes and practices;
•offering of a personal development program in which all employees were encouraged to participate;
•initiation of a formalized process for determining current and future human capital requirements;
•implementation of improved performance measures designed to better determine individual and team developmental needs.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE INITIATIVES

We believe that environmental, social, and corporate governance ("ESG") practices and initiatives are important in sustaining and growing the Company. We believe ESG initiatives create value by improving the environment and lives of our employees, investors, business partners, and the community. The following are notable ESG policies we had in place as of December 31, 2020 as well as targets we have established for 2021:

•The Company's Board of Directors follows our Corporate Governance Guidelines, adopted in accordance with the requirements of the New York Stock Exchange (“NYSE”), which provide a framework to assist directors in fully understanding and effectively implementing their functions while assuring the Company’s ongoing commitment to high standards of corporate conduct and compliance. These Corporate Governance Guidelines cover specific issues including, among other things, the Board's key responsibilities, criteria for membership and selection, committees of the Board, meetings with management, director continuing education, director performance evaluations and compensation, and management succession planning.

•Our Code of Business Conduct and Ethics ("Code of Conduct") applies to all of our employees, officers and directors and covers a wide range of business practices and procedures designed to foster the highest ethical standards in all business relationships. This policy covers, among other things, compliance with applicable laws, conflicts of interest, confidentiality, fair dealing, discrimination and harassment, health and safety, reporting of suspected violations, and enforcement of our Code of Conduct.
•Our Whistleblower Policy provides a structured and formal process to facilitate confidential, anonymous submissions by employees of the Company and others with concerns or complaints regarding the Company's accounting, internal accounting controls, auditing matters or violations of the Company’s Code of Conduct.
•Our Nominating and Corporate Governance Committee is responsible for overseeing our ESG strategies, policies, activities, and communications, including for purposes of risk management.
•In September 2020, our Board of Directors adopted a Board Refreshment and Diversity Policy to ensure a relevant, inclusive and diverse membership on the Board; to provide the Board with the best combination of knowledge, skills, experience and perspectives among its members (including with respect to gender, age, race, culture and experience); and to oversee and support our strategy for the future.
•We adopted the Sustainability Accounting Standards Board (“SASB”) Conceptual Framework in 2020 and are committed to reporting within such framework in 2021.
•We established a Steering Committee in 2020, which is actively developing ESG guidelines and has begun prioritizing measurable ESG goals for the Company for 2021 in response to surveys of our employees. The Steering Committee also intends to survey our Board of Directors, investors and community members to assess the materiality and importance of various ESG matters to these stakeholders.

Community Commitment

We believe that supporting the communities where we work and live is a meaningful commitment to both our employees and our neighbors. With the help of our employees, we strive to create a positive impact in our communities through charitable contributions and financial support that encourages the future development and well-being of our local communities. Employees are encouraged and given opportunities to donate time and funds to community organizations of their choice, and the Company offers a matching gift program for employee charitable contributions. In addition, the Company has historically supported the following areas to which it feels strongly connected:

•affordable housing
•financial literacy
•children’s health and social services; and
•career counseling in underprivileged communities.

Additional details regarding our ESG initiatives, including our community commitments, will be available in our 2021 Proxy Statement.

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

Our Code of Conduct is available on our website, along with our Audit Committee Charter, our Whistleblower Policy, our Nominating and Corporate Governance Committee Charter, and our Compensation Committee Charter. We will post on our website amendments to the Code of Conduct or waivers from its provisions, if any, which are applicable to any of our directors or executive officers in accordance with the requirements of the SEC or the NYSE.

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

RISKS RELATED TO OUR INVESTMENT ACTIVITIES
Fluctuations in the market value of our investments could negatively impact our net income, comprehensive income, shareholders’ equity, book value per common share, dividends, and liquidity.
Our investments fluctuate in value due to a number of factors including, among others, market volatility (including, as an example, market volatility in the first half of 2020 due to the COVID-19 outbreak), changes in credit spreads, spot and forward interest rates, and actual and anticipated prepayments. Our investments may also fluctuate in value due to increased or reduced demand for the types of investments we own. The level of demand may be impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the FRBNY.
Changes in credit spreads represent the market’s valuation of the perceived riskiness of assets relative to risk-free rates, and widening credit spreads reduce the market value of our investments because market participants typically require additional yield to hold riskier assets. Credit spreads could change based on macroeconomic or systemic factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security, market psychology, and FOMC monetary policies. In addition, most of our investments are fixed rate or reset in rate over a period of time, and as interest rates rise, the market value of these investments will typically decrease. If market values decrease significantly, we may experience a material reduction in our liquidity if we are forced to sell assets at losses in order to meet margin calls from our lenders to repay or renew repurchase agreements at maturity, or otherwise to maintain our liquidity. A material reduction in our liquidity could lead to a reduction of the dividend or potentially the payment of the dividend in Company stock subject to the Code.
Fluctuations in interest rates could negatively impact our net interest income, comprehensive income, book value per common share, dividends, and liquidity.
Fluctuations in interest rates impact us in multiple ways. For example, in a period of rising rates, particularly increases in the targeted U.S. Federal Funds Rate (“Federal Funds Rate”), we may experience a decline in our profitability from borrowing rates increasing faster than interest coupons on our investments reset or our investments mature. We may also experience a decline in profitability from our investments adjusting less frequently or relative to a different index from our borrowings (repurchase agreements are typically based on shorter-term rates). Once the Federal Reserve announces a higher targeted range or if markets anticipate that the Federal Reserve is likely to announce a higher targeted range for the Federal Funds Rate, our borrowing costs are likely to immediately increase, thereby negatively impacting our results of operations, financial condition, dividend and book value per common share.
Fluctuations in interest rates may also negatively affect the market value of our securities, resulting in declines in comprehensive income, book value per common share, and liquidity. Since our investment portfolio consists substantially of fixed rate instruments, rising interest rates will reduce the market value of our MBS as a result of higher yield requirements by the market for these types of securities, and reductions in the market value of our MBS could result in margin calls from our lenders. Conversely, while declining interest rates are typically more favorable for us, we may experience increasing prepayments, which would increase amortization expense of any premiums we pay to acquire our investments and thereby result in a decline in net interest income. Declining interest rates may also result in declining market value on RMBS as market participants factor in potentially faster prepayment rates in the future.
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
As a result of monetary easing policies, the Federal Reserve has lowered the Federal Funds Rate and now owns substantial amounts of longer-term Treasury securities and fixed-rate Agency MBS in order to put downward pressure on interest rates. If the Federal Reserve begins tightening monetary policy or if the FRBNY were to sell these securities or even announce that it intends to sell these securities, longer-term interest rates are likely to increase dramatically which could negatively impact the market value of our investments. In addition, an announcement by the Federal Reserve of its intention to increase the targeted Federal Funds rate, or the market’s anticipation of such an announcement, is likely to increase our borrowing costs.
In response to the COVID-19 pandemic, and in order to mitigate its implications for the U.S. economy and financial system, the Federal Reserve aggressively eased monetary policy in 2020 by reducing the Federal Funds Rate to a range of between 0% and 0.25%. The Federal Reserve is also seeking to provide monetary policy stimulus by expanding the holdings of longer-term securities in its portfolio, including large-scale purchases of Treasury securities and fixed-rate Agency RMBS. The purchases were intended to lower longer-term interest rates in general and mortgage rates in particular and ensure the continued smooth functioning of markets. The Federal Reserve is one of the largest holders of Agency RMBS and, as of February 2021, is committed to purchasing at least $40 billion per month in newly issued Agency RMBS until substantial progress has been made toward the Federal Reserve's maximum employment and price stability goals. The purchase activity in Agency RMBS has materially improved market prices in these securities over the balance of 2020. Markets anticipate continued purchases by the Federal Reserve for the foreseeable future given continued economic hardship attributable to the negative impacts of the COVD-19 pandemic. If the Federal Reserve tapers or announces an intention to taper its purchases or it undertakes outright sales of its securities portfolio, the price of Agency RMBS could materially decline, negatively impacting the market value of our investments and thereby, our comprehensive income, book value per common share, and our liquidity.
In addition, by keeping the Federal Funds Rate at the range of between 0% and 0.25%, the Federal Reserve has kept short-term interest rates low which has benefited our borrowing costs. Once the Federal Reserve announces a higher targeted range or if markets determine that the Federal Reserve is likely to announce a higher target range, our borrowing costs are likely to increase which will negatively impact our results of operations and could impact our financial condition and book value.
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
Prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability, the market value of our investments, and our liquidity. Changes in prepayment rates may also subject us to reinvestment risk.
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
We have no protection from involuntary prepayments. The impact of involuntary prepayments on high premium investments including CMBS IO and higher coupon Agency CMBS is particularly acute since the investment consists entirely of premium. An increase in involuntary prepayments will result in the loss of investment premiums at an accelerated rate which could materially reduce our profitability and dividend. Involuntary prepayments typically increase in periods of economic slowdown or stress, such as the slowdown in economic activity experienced as a result of COVID-19, and actions taken as a result by the GSEs and federal, state and local governments. Defaults in loans underlying our CMBS IO, particularly loans in non-Agency CMBS IO securities collateralized by income producing properties such as retail shopping centers, office buildings, multifamily apartments and hotels, may increase as a result of economic weakness, such as that brought on by the COVID-19 pandemic.
Prepayments on Agency CMBS, which are often collateralized by a single loan, could result in margin calls by lenders in excess of our available liquidity, particularly for larger balance investments. Typically, there is a 20-day delay between the announcement of prepayments and the receipt of the cash from the prepayment; however, the repurchase agreement lender may initiate a margin call when the prepayment is announced. If we do not have liquidity available to cover the margin call at that time, we may be in default under the repurchase agreement until we receive the cash from the prepayment. Alternatively, we could be forced to sell assets quickly and on terms unfavorable to us to meet the margin call.
Increases in actual prepayment rates or market expectations of prepayment rates (voluntary or involuntary) could negatively impact our profitability and the market value of our investments, negatively impacting our book value. We are also more likely to experience margin calls from our lenders as a result of the decline in value of our securities, which would negatively impact our liquidity. Typically, prepayments will increase when interest rates are declining which can lead to reinvestment in lower yielding investments leading to lower net interest income and reduced profitability.
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
We invest in securities guaranteed by Fannie Mae and Freddie Mac which are currently under conservatorship by the Federal Housing Finance Authority (“FHFA”). The ultimate impact on the operations of Fannie Mae and Freddie Mac from the conservatorships and the support they receive from the U.S. government is not determinable and could affect Fannie Mae and Freddie Mac in such a way that our business, operations and financial condition may be adversely affected.
As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. At various times since implementation of the conservatorship, Congress has considered structural changes to the GSEs. The U.S. Treasury published the Treasury Housing Reform Plan in 2019 outlining proposed changes to the U.S. housing finance system, which could lead to the release of the GSEs from conservatorship. Furthermore, the FHFA released its Strategic Plan in October 2019, which included in part an outline for the GSEs exiting conservatorship. Recent events related to the COVID-19 outbreak and the associated economic slowdown have raised concerns at the FHFA that the GSEs may need additional capital in order to meet their obligations as guarantors on trillions of dollars of MBS. The market value of Agency MBS today is highly dependent on the continued support of the GSEs by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as need, or if the GSEs are released from conservatorship, the market value of Agency MBS could significantly decline, making it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between the GSEs and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued by the GSEs. It may also interrupt the cash flow received by investors on the underlying MBS
Finally, reforms to GSEs could also negatively impact our ability to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).
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
RISKS RELATED TO OUR FINANCING AND HEDGING ACTIVITIES
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
Repurchase agreements are typically uncommitted short-term financings with no guaranty of renewal at maturity and changes to terms of such financing may adversely affect our profitability and our liquidity. Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other borrowings with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to adverse market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have, and may continue to, impose more onerous conditions at renewal. Furthermore, in times of adverse market conditions, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could result in significant losses, or we may be forced to curtail our asset acquisition activities if certain events occur including, for example, if we:
•are unable to renew our existing or are otherwise unable to access new funds under our financing arrangements;
•are unable to arrange for new financing on acceptable terms;
•default on our financial covenants contained in our financing arrangements; or
•become subject to larger haircuts under our financing arrangements requiring us to post additional collateral.
In addition, if the regulatory capital requirements imposed on certain of our lenders change, those lenders may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. At various times, our lenders have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and a particular lender’s management of actual and perceived risk. Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings under repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets subject to such repurchase agreements at any time. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call, which would require us to transfer additional assets to the lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. Furthermore, if we move financing from one repurchase agreement counterparty to another with larger haircut requirements, we would have to repay more cash to the original counterparty than we would be able to borrow from the new counterparty. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our shareholders, and could cause the value of our capital stock to decline.
Our ability to access leverage in the conduct of our operations is impacted by the following:
•market conditions and overall market volatility and liquidity;
•regulation of our lenders and other regulatory factors;
•disruptions in the repurchase agreement market generally, or the infrastructure that supports it;
•the liquidity of our investments;
•the market value of our investments;
•maintaining our REIT status;
•the advance rates by our lenders on investment collateral pledged;
•the available liquidity and capital of our lenders, and;
•the willingness of our lenders to finance the types of investments we choose.
Many of these factors are beyond our control and are difficult to predict, which could lead to sudden and material adverse effects on our results of operations, financial condition, business, liquidity, and ability to make distributions to shareholders, and could force us to sell assets at significantly depressed prices to maintain adequate liquidity. Market dislocations, including those resulting from the COVID-19 outbreak or as a result of other future outbreaks involving other highly infectious or contagious diseases, could limit our ability to access funding or access funding on terms that we believe are attractive, which could have a material adverse effect on our financial condition.
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
In connection with certain of our repurchase agreements and interest rate swap agreements, we are required to maintain certain financial and non-financial covenants. As of December 31, 2020, the most restrictive financial covenants require that we have a minimum of $30 million of liquidity and declines in shareholders’ equity no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and interest rate swap agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, market volatility and changes in market conditions, could affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of an agreement, acceleration of all amounts owed under an agreement, and generally would give the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default related to failure to comply with a covenant. Any such waiver could be conditioned on an amendment to the underlying agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected. Further, certain of our repurchase agreements and interest rate swap agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.
Our use of hedging strategies to mitigate our interest rate risk may not be effective and may adversely affect our net income, comprehensive income, liquidity, shareholders’ equity and book value per common share.

We may use a variety of derivative instruments to help mitigate increased financing costs and volatility in the market value of our investments from adverse changes in interest rates. Our hedging activity will vary in scope based on, among other things, our forecast of future interest rates, our investment portfolio construction and objectives, the actual and implied level and volatility of interest rates, and sources and terms of financing used. No hedging strategy can completely insulate us from the interest rate risks to which we are exposed. Interest rate hedging may fail to protect or could adversely affect our results of operations, book value and liquidity because, among other things:
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
•the value of derivatives used for hedging will be adjusted from time to time in accordance with GAAP to reflect changes in fair value and downward adjustments, or “mark-to-market losses,” will reduce our earnings, shareholders’ equity, and book value;
•the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) to offset interest rate losses may be limited by U.S. federal income tax provisions governing REITs;
•interest rate hedging can be relatively expensive, particularly during periods of volatile interest rates;
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
We are required to post margin when entering into a hedging instrument that is traded on an exchange or administered through a clearing house. The amount of margin is set for each derivative by the exchange or clearinghouse and in prior periods, exchanges have required additional margin in response to events having or expected to have adverse economic consequences, such as the COVID-19 pandemic. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.
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
RISKS RELATED TO OUR QUALIFICATION AS A REIT AND TAX RELATED OR OTHER REGULATORY MATTERS
If we fail to properly conduct our operations, we could become subject to regulation under the 1940 Act. Conducting our business in a manner so that we are exempt from registration under and compliance with the 1940 Act may reduce our flexibility and could limit our ability to pursue certain opportunities.
We seek to conduct our operations to avoid falling under the definition of an investment company pursuant to the 1940 Act. Specifically, we seek to conduct our operations under the exemption provided under Section 3(c)(5)(C) of the 1940 Act, a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate. According to SEC no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the 1940 Act. Our subsidiaries will rely either on Section 3(c)(5)(C) or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7) of the 1940 Act. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C) of the 1940 Act.
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
We have not established a minimum dividend payment level and we may not have the ability to pay dividends in the future. Furthermore, our monthly dividend strategy could attract shareholders that are especially sensitive to the level and frequency of the dividend. If we were to reduce the dividend or change back to a quarterly payment cycle, our share price could materially decline.
We currently intend to pay regular dividends to our common shareholders and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income, subject to certain adjustments including utilization of our NOL, is distributed. However, we have not established a minimum dividend payment level, and the amount of our dividend is subject to fluctuation. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our GAAP and tax earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions, or our Board of Directors may change our dividend policy in the future. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a shareholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.
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
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our operations and use of leverage also subject us to interpretations of the Code, and technical or inadvertent violations of the relevant requirements under the Code could cause us to lose our REIT status or to pay significant penalties and interest. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
If we do not qualify as a REIT or fail to remain qualified as a REIT, we may be subject to tax as a regular corporation and could face a tax liability, which would reduce the amount of cash available for distribution to our shareholders. We would also violate debt covenants in certain repurchase and derivative agreements which could put us in default on these agreements.
We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, after consideration of our NOL carryforward but not considering any dividends paid to our shareholders during the respective tax year. If we could not otherwise offset this taxable income with our NOL carryforward, the resulting corporate tax liability could be material to our results and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT until the fifth taxable year following the year for which we failed to qualify as a REIT. In addition, many of our repurchase agreement lenders and derivative counterparties require us to maintain our REIT status. If we were to lose our REIT status, these lenders would have the right to terminate any repurchase agreement borrowings and derivative contracts outstanding at that time. This would further stress our liquidity position, reduce the amount of cash available for distribution to our shareholders and could further exacerbate the adverse impacts on the value of our common stock described above.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is lower than corresponding maximum ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the Tax Cuts and Jobs Act (the “TCJA”), qualified REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. shareholders. Additionally, without further legislative action, the

20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury. Furthermore, members of the U.S. Congress and the Biden administration have expressed intent to pass legislation to change or repeal parts of currently enacted tax law. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.
In addition, the effect of substantive changes made by the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of U.S. Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the TCJA, the timing and effect of which cannot be predicted and may be adverse to us or our shareholders.
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
The stock ownership limit imposed by the Code for REITs and our Restated Articles of Incorporation (“Articles of Incorporation”) may restrict our business combination opportunities. The stock ownership limitation may also result in reduced liquidity in our stock and may result in losses to an acquiring shareholder.
To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Our Articles of Incorporation, with certain exceptions, authorize our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our Articles of Incorporation, no person may beneficially or constructively own more than 9.8% of our capital stock (including our common stock, or any Series of our Preferred Stocks). Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Our Board of Directors has waived this ownership limitation with respect to FMR LLC. Per the terms of the waiver, FMR LLC may own up to 20% of our outstanding capital stock.
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
The terms of our outstanding preferred stock provide that, upon occurrence of a change of control (as defined in the Articles of Incorporation), each holder of our outstanding preferred stock will potentially have the right to convert in conjunction with a change in control all or part of such outstanding preferred stock held by such holder into a number of shares of our common stock per share of outstanding preferred stock, respectively, based on formulas set forth in our Articles of Incorporation. However, the stock ownership restrictions in our Articles of Incorporation also restrict ownership of shares of our outstanding preferred stock. As a result, no holder of outstanding preferred stock will be entitled to convert such stock into our common stock to the extent that receipt of our common stock would cause the holder to exceed the ownership limitations contained in our Articles of Incorporation, endanger the tax status of one or more real estate mortgage investment conduits in which we have or plan to have an interest, or result in the imposition of a direct or indirect penalty tax on us. These provisions may limit the ability of a holder of outstanding preferred stock to convert shares of preferred stock into our common stock upon a change of control, which could adversely affect the market price of shares of our outstanding preferred stock.
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
We believe that we have complied with all of the requirements set forth above as of December 31, 2020. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.
OTHER RISK FACTORS RELATED TO OUR BUSINESS
Impacts from COVID-19may continue to adversely affect market conditions which in turn could further impact our business, financial condition, liquidity and results of operations. Furthermore, we cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 outbreak or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
The COVID-19 pandemic caused significant volatility and disruption in the economy and financial markets both globally and in the United States, including as a result of efforts to contain and mitigate the spread of COVID-19. Significant uncertainty remains as to the continued severity of the COVID-19 pandemic and its impact on the domestic and global economy and financial markets. If COVID-19 continues to spread, efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects will depend on future developments that are highly uncertain and difficult to predict, including the geographic spread of the disease, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions), scientific and medical developments, particularly including the efficacy and distribution of vaccines, and the possible further impacts on the national and global economies. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.
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
Government policies, laws, and plans intended to address the COVID-19 outbreak and adverse developments in the credit, financial, and mortgage markets may not be effective, sufficient, or have any positive impact on the economy, the credit, financial and mortgage markets, or our business. Moreover, certain actions taken by U.S. or other governmental authorities that are intended to ameliorate the macroeconomic effects of COVID-19 or an outbreak due to any highly infectious or contagious disease in the future could harm our business.
As part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by the U.S. Congress, both Fannie Mae and Freddie Mac have implemented mortgage forbearance policies that allow borrowers to delay their mortgage payments for up to 15 months and have placed a moratorium on foreclosures on certain types of residential mortgages through March 31, 2021. Individual states also have adopted or may adopt forbearance policies addressing loan payments, rent payments, foreclosures and evictions. These policies may impact our investments in many ways, some that are foreseeable, others that are not. The impact of high levels of forbearance on our MBS could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the FHFA, the Federal Reserve, and federal and state governments. The nature and timing of any such future public policy choices and actions are unpredictable, including the potential impact on MBS prices and prepayment speeds.
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
The United Kingdom’s Financial Conduct Authority (“FCA”) has announced that it will phase out LIBOR as a benchmark by the end of 2021. The FCA and other official sector bodies have strongly advised end-users of the need to transition from LIBOR by December 31, 2021. On November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), the administrator of the LIBOR, announced that it would consult on its plan to cease the publication of one-week and two-month LIBOR immediately after December 31, 2021 and to cease the publications of the remaining tenors of LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Company also issued a statement to encourage banks to transition away from LIBOR as soon as practicable. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we will need to amend or terminate certain of our agreements referencing LIBOR rates. Our repurchase agreement borrowings generally carry a rate of interest based on short-term rate indices that have historically closely tracked LIBOR. Additionally, the terms of our outstanding shares of 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) reference LIBOR rates but contain fallback provisions that would apply in the event that LIBOR rates are no longer calculated and published. The phasing out of LIBOR could impact short-term market rates in general which could potentially increase the cost of our repurchase agreement borrowings. The impact of phasing out LIBOR on these and other financial instruments is uncertain and may negatively impact their value, liquidity or effectiveness. The transition to an alternative rate will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in, among other things, financial market disruptions, significant increases in benchmark rates, or short-term interest rates, any of which could have an adverse effect on our profitability, liquidity, and financial condition.
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
Our net interest income, net income and comprehensive income will largely depend on our ability to acquire mortgage-related assets with acceptable risk-return profiles at favorable spreads over our borrowing costs. The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in real estate lending markets depends on various factors, including interest rates, regional and national economic conditions, and real estate values. In acquiring investments, we compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, insurance companies, mutual funds, GSEs including federal home loan banks and other entities that purchase assets similar to ours. In addition, beginning in March 2020, as a result of economic factors related to the COVID-19 outbreak, the Federal Reserve Bank resumed purchases of Agency RMBS and began purchasing Agency CMBS. Many of these competing entities have greater resources and access to lower cost capital. Because of these factors, we may not be able to acquire sufficient assets at acceptable yields over our borrowing costs, which would adversely affect our profitability.
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
Computer malware, viruses, computer hacking. and phishing attacks have become more prevalent and may occur on our systems. Even with all reasonable security efforts, not every breach can be prevented or even detected. Though we have not detected a material cybersecurity breach to date, there is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations. We rely heavily on our financial, accounting and other data processing systems, and any failure to maintain performance, reliability and security of these systems and our other technical infrastructure could have a significant adverse effect on our financial condition or results of operations.
Furthermore, because substantially all of our employees are working remotely from their homes due to the COVID-19 pandemic, there is an increased risk of disruption to our operations because they are utilizing residential networks and infrastructure which may not be as secure as in our office environment.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The Company does not own or lease any physical properties that are material to its business, financial condition or results of operations.

ITEM 3.    LEGAL PROCEEDINGS
As previously disclosed in the Company’s 2019 Form 10-K, the Company and DCI Commercial, Inc. (“DCI”), a former affiliate of the Company and formerly known as Dynex Commercial, Inc., were defendants in litigation filed by Basic Capital Management, Inc., et al. (the “DCI Plaintiffs”) regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company (the “DCI Litigation”). Final judgment in the principal amount of $46.5 million, including damages of $25.6 million and attorneys' fees and post-judgment interest of $20.9 million, was entered in the DCI Litigation against DCI (the “DCI Judgment”) in 2015. The DCI Plaintiffs filed suit in Texas state court against the Company seeking to recover from the Company the $46.5 million under legal theories of fraudulent transfer and alter ego. The case was removed to the U.S. District Court, Northern District of Texas (the “Northern District Court”). The Northern District Court twice dismissed without prejudice the DCI Plaintiffs’ claims against the Company for failure to state a claim under Federal Rule of Civil Procedure 12(b)(6), and granted the DCI Plaintiffs two opportunities to replead. On October 28, 2019, the Northern District Court dismissed with prejudice the DCI Plaintiffs’ fraudulent transfer claims as untimely under the statute of repose and their alter ego claim based on res judicata. The Northern District Court also denied the DCI Plaintiffs’ requests for exemplary damages and attorneys’ fees. On December 2, 2019, the Northern District Court entered a final judgment that the DCI Plaintiffs “take nothing” on their claims against the Company “and that those claims are dismissed with prejudice.” The DCI Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) on November 25, 2019. Following briefing and oral argument, on October 2, 2020 the Fifth Circuit affirmed the dismissal of the DCI Plaintiffs’ fraudulent transfer and alter ego claims by the Northern District Court. The DCI Plaintiffs did not file for a rehearing with the Fifth Circuit or request a hearing before the U.S. Supreme Court within the allowed timeframe and the Company considers this matter closed.
Also as previously disclosed in the Company’s 2019 Form 10-K, the receiver for one of the DCI Plaintiffs (the “Receiver”) in the DCI Litigation filed a separate claim (the "Receiver Litigation") in May 2018 against the Company seeking payment of $11.3 million in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the “Cost Sharing Agreement”), entered into initially in December 2000 between the Company and DCI. The case is pending in the Northern District Court. On November 21, 2019, the Northern District Court granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Cost Sharing Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Cost Sharing Agreement and that the Company can recover amounts due to it from DCI under the Cost Sharing Agreement. The Northern District Court ordered the parties to submit evidence supporting their damages claimed by January 10, 2020. The Receiver subsequently filed a claim for damages with the Northern District Court of $12.6 million, while the Company filed claims for damages ranging from $13.3 million to $30.6 million, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Cost Sharing Agreement and amounts incurred under the Cost Sharing Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company subsequently objected to $0.3 million of the Receiver’s claim related to attorneys' fees incurred by the Receiver which the Company asserts is not collectible under Virginia law. The Company has further disputed the Receiver's Objections as not supportable under Virginia law, and has further refined its damages claim to $16.0 million based on simple interest and $22.8 million based on a combination of simple and compound interest as of December 31, 2020, which the Company believes is supportable under Virginia law. Both claim amounts include $1.3 million plus accrued interest for the advancement of attorneys' fees to DCI in 1999 and 2000 in connection with the DCI Litigation prior to the effective date of the Cost Sharing Agreement. There were no material developments during the year ended December 31, 2020.

The Company records a contingent liability when, in the opinion of management, the likelihood of loss is probable and the amount of the loss can be reasonably estimated. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of applicable state law that the likelihood of loss in connection with the Receiver Litigation is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss in the Receiver Litigation cannot be reasonably estimated and, therefore, no contingent liability has been recorded for either matter.
The Company believes that the Receiver Litigation will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. The outcome, however, of any legal proceeding, including this matter, cannot be predicted with certainty. As such, no assurances can be given that the Company will be successful in its defense of this action on the merits or otherwise. If the Company is not successful in its defense efforts, the resolution of this matter could have a material adverse effect on the Company’s consolidated financial statements in a future reporting period.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the trading symbol “DX”. The common stock was held by approximately 340 holders of record as of February 24, 2021. On that date, the closing price of our common stock on the NYSE was $18.99 per share. The Company currently pays a monthly dividend on its common stock. When declaring dividends, the Board of Directors considers the requirements for maintaining our REIT status and maintaining compliance with dividend requirements of the Series C Preferred Stock. In addition, the Board considers, among other things, the Company's long-term outlook, the Company’s financial condition and results of operations during recent financial periods, and trends in the investment and financing markets.
The following graph is a five-year comparison of shareholders’ cumulative total return, assuming $100 invested at the close of trading on December 31, 2015 with reinvestment of all dividends, in each of: i) our common stock, ii) the stocks included in the Standard & Poor’s 500 Index (“S & P 500”); iii) the stocks included in the S&P 500 Financials Index; iv) the stocks included in the FTSE NAREIT Mortgage REIT Index; v) the stocks included in the Bloomberg Mortgage REIT Index; and vi) the stocks included in SNL U.S. Finance REIT Index. The Company is adding the S & P 500 Financials Index because it is a broad index of stocks of companies in the financial sector. The Company is replacing the Bloomberg Mortgage REIT Index with the FTSE NAREIT Mortgage REIT Index because we believe the latter is more useful as a benchmark for peer comparison. In addition, the Company will no longer be using the SNL U.S. Finance REIT Index in this comparison as this index will no longer be published by S & P Global.

Comparative Five-Year Total Returns
$225
$200
$175
$150
$125
$100
$75
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
$200.51
$169.18
$164.05
$141.53
$137.41
$135.75
DX
S & P 500
S & P 500 Financials Index
FTSE NAREIT mREIT Index
Bloomberg mREIT Index
SNL U.S. Finance REIT Index

	Cumulative Total Stockholder Returns as of December 31,
Index (1)	2015	2016	2017	2018	2019	2020
Dynex Capital, Inc. Common Stock	$100.00	$121.23	$137.86	$126.14	$140.20	$164.05
S&P 500 Index	$100.00	$111.95	$136.38	$130.39	$171.44	$200.51
S&P 500 Financials Index	$100.00	$122.75	$149.93	$130.38	$172.21	$169.18
FTSE NAREIT mREIT Index	$100.00	$122.83	$147.16	$143.32	$173.81	$141.53
Bloomberg Mortgage REIT Index	$100.00	$122.27	$147.05	$142.77	$176.50	$137.41
SNL U.S. Finance REIT Index	$100.00	$123.18	$143.73	$138.16	$166.58	$135.75
(1) The sources of this information are Bloomberg and SNL Financial.

The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
The Company’s Board of Directors has authorized the repurchase up to $40 million of the Company’s outstanding shares of common stock through March 31, 2022. Subject to applicable securities laws and the terms of the Series C Preferred Stock designation, which is contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The Company did not repurchase any shares during the three months ended December 31, 2020.
The Company has an at-the-market agreement ("ATM") whereby the Company may offer and sell through its sales agents up to $104.6 million of aggregate value of shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) and Series C Preferred Stock. During the year ended December 31, 2020, the Company did not issue any shares of its Series B or Series C Preferred Stock through its ATM program. The Company also has an ATM agreement whereby the Company may offer and sell through its sales agents up to approximately 8.3 million shares of common stock. During the year ended December 31, 2020, the Company issued 553,364 shares of its common stock through its ATM program at an aggregate value of $9.9 million, net of $0.1 million in broker commissions, all of which were issued during the three months ended December 31, 2020.

ITEM 6.    SELECTED FINANCIAL DATA
Omitted pursuant to amendments to Regulation S-K Item 301 that eliminated the requirement to disclose selected financial data.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8, "Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K and in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Forward-Looking Statements” contained within this Item 7 for additional information. This discussion also contains non-GAAP financial measures, which are discussed further below in the section “Non-GAAP Financial Measures”.
For a complete description of our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Item 1 of Part I of this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW
Though 2020 began with an improved interest rate environment for our business and industry as a whole, the impact of the global response to the coronavirus (“COVID-19”) pandemic on the financial markets resulted in unprecedented market disruption. Treasury yields moved sharply lower during the first quarter, a trend which continued throughout 2020 until moving higher later in the year as the U.S. Food and Drug Administration’s approvals of coronavirus vaccines were announced. During the first and second quarters of 2020, economic conditions contracted sharply, and the prices of risk assets declined dramatically as market participants sought liquidity to protect their capital and meet margin calls. In response, the Federal Reserve rapidly reduced the targeted Federal Funds rate and expanded its holdings of U.S. Treasuries and Agency RMBS to support the normal functioning of those markets while other central banks around the globe added liquidity to financial markets. In addition, the U.S. Congress passed the CARES Act to provide economic relief to individuals, businesses, state and local governments, and the health care system. The combination of market interventions by the Federal Reserve and other central banks and the passing of the CARES Act helped to stabilize markets over the balance of the year. Credit spreads and pricing on risk assets also improved throughout the year.
The table below shows examples of credit spreads in basis points for certain investment types in our MBS portfolio as of the end of each quarter since December 31, 2019:

Investment Type:	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
Agency RMBS: (1)
2.0% coupon	(1)	9	36	54	—
2.5% coupon	(2)	(2)	2	30	30
3.0% coupon	36	35	6	32	30
3.5% coupon	28	30	30	34	37
4.0% coupon	51	64	48	27	49
Agency DUS (Agency CMBS) (2)	36	45	58	95	60
Freddie K AAA IO (Agency CMBS IO) (2)	140	180	275	400	135
AAA CMBS IO (Non-Agency CMBS IO) (2)	165	190	300	450	113
(1) Option adjusted spreads for RMBS are Company estimates using third-party models and market data. UMBS 2.0% coupon was not available in the model until the first quarter of 2020.
(2) Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.
The charts below show the highest and lowest U.S. Treasury and swap rates during the year ended December 31, 2020 as well as the rates as of December 31, 2020 and December 31, 2019:

Our 2020 Performance
For 2020, we generated a total economic return of 15.2% for our common shareholders, which consisted of $1.66 in common dividends declared and an increase of $1.07 in book value per common share to $19.08 as of December 31, 2020. The increase in book value and our comprehensive income of $66.5 million, or $2.88 per common share, for the year ended December 31, 2020 were primarily driven by improving asset valuations as a result of the credit spread tightening and declining funding costs as a result of the reduction in the targeted Federal Funds rate mentioned above. Realized and unrealized gains from MBS and TBA securities, net of hedges were approximately $1.83 per common share, driving a large part of our comprehensive income and total economic return for the year. Our net interest income increased 14% from the year ended December 31, 2019 despite a 29% decline in the average balance of interest earning assets and a 66 basis point decline in effective yield on our assets. The increase in net interest income is due to a smaller average balance of borrowings at a lower cost of financing for 2020 versus 2019. Despite the increase in net interest income, our core net operating income to common shareholders, a non-GAAP measure, declined 9% versus 2019 primarily due to higher general and administrative and other operating expenses. In addition, though our drop income for 2020 increased $8.8 million compared to 2019, it was outpaced by a decline of $(14.5) million in net periodic interest benefit from interest rate swaps.
Dynex’s results for 2020 reflect how actively we managed our portfolio and risk position as well as the strategic allocation of our capital, which enabled us to take advantage of opportunities that arose during the evolving economic conditions discussed above. As we indicated at the beginning of 2020, we foresaw a higher risk environment building in the global financial markets, so we prepared Dynex to weather increased volatility by increasing liquidity and decreasing leverage. In early March, we strategically timed the sale of approximately 38% of our portfolio, primarily Agency RMBS, monetizing gains of $84.8 million before asset prices began to fall during the market’s initial response to the onset of the COVID-19 pandemic in the U.S. In April, we monetized additional gains of $193.1 million from sales of Agency CMBS as credit spreads on those assets had tightened relative to spreads at the time of purchase. Beginning in May, we doubled the investment portfolio balance to capture wider spreads and returns in Agency RMBS just prior to credit spread tightening in the latter half of the second quarter. These purchases combined with the sales of Agency CMBS in April shifted our asset allocation back to predominantly Agency RMBS and TBA securities. Throughout the remainder of 2020, we maintained a diversified investment portfolio, positioning the balance sheet to reap the benefit of recovering asset prices through year-end. We shifted into lower coupon specified pools of Agency RMBS in order to mitigate the impact of prepayment risk on our earnings, realizing an additional gain of $9.4 million from sales of a portion of our higher coupon Agency RMBS. We also invested in lower coupon TBA securities in order to take advantage of dollar roll specialness. As credit spreads tightened further toward the end of the year, we realized gains of $20.8 million through sales of additional Agency CMBS whose asset prices we believed were not reflecting potential cash flow disruptions that may occur over time.
The changes made to the size and composition of our investment portfolio during 2020 warranted continuous risk management, and, as a result, our portfolio of hedging instruments as of December 31, 2020 is substantially different from that of December 31, 2019. As interest rates rallied in the first quarter of 2020 and we sold assets, and because margin requirements increased substantially on interest rate swaps, we either terminated our interest rate swap agreements or chose not to replace these agreements upon expiration. The termination of the majority of our interest rate swaps during the first quarter comprised the majority of our net loss of $182.9 million on those instruments during 2020 with those losses being more than offset by gains on the investments being hedged. Because we anticipate funding costs to remain low in the near-term due to the Federal Reserve’s indication that it will maintain the targeted Federal Funds Rate at 0% to 0.25% for an extended period of time, we have shifted our interest rate hedging strategy to focus on capital preservation. As we re-invested our capital over the balance of the year, we began using interest rate swaptions, U.S. Treasury futures, and options on U.S. Treasury futures because we believe these hedging instruments have better liquidity and more favorable margin requirements than interest rate swaps. We believe U.S. Treasury futures and options on U.S. Treasury futures protect book value from rising interest rates but minimize risk of liquidity loss if interest rates fall better than interest rate swaps. Interest rate swaptions also mitigate interest rate volatility and convexity risk, but over a longer term versus U.S. Treasury options.
Current Outlook
We believe the current investment environment is favorable, and there is potential for continuing improvement in the second half of 2021. Borrowing rates remain very low with short-term interest rates near 0% and market volatility remains somewhat muted given the historic monetary stimulus measures of the Federal Reserve. Nonetheless, we continue to maintain our discipline of planning for future economic or market surprises. The global economy is largely supported by central banks and global debt continues to increase excessively, which pushes against lower interest rates and makes markets more vulnerable to exogenous shocks. Though fiscal stimulus in the U.S. as a result of the COVID-19 pandemic has helped bolster economic activity, the efficacy and outcome of these actions are unknown, and the risk for policy mistakes remains high.
In the near term, uncertainty remains as to how quickly and efficiently the current vaccines will positively offset the negative impacts of the pandemic. In the medium term, we believe the stimulus coupled with the impact of more vaccinations will eventually lead to a period of higher growth as more of our services-driven economy is able to reboot. Longer-term, we believe the world has been permanently reshaped by the global pandemic, and its impact will continue for years across broad segments of our economy, and therefore we continue to factor its lasting impact in shaping our macroeconomic view.
Currently, we believe one of the more probable scenarios for 2021 is a steepening yield curve, which typically offers better opportunities to invest at higher yields, especially as prepayments slow. While financing costs are expected to remain at close to 0% through 2023, we believe longer-term interest rates will likely face pressure from the increased supply of U.S. Treasuries as well as possible increases in real and expected inflation as the economy begins recovery. We expect this will likely result is higher long-term Treasury yields. In addition to slower prepayments, Agency RMBS spreads typically widen in a steeper yield curve environment because of increased competition with other assets, such as higher yielding Treasuries. Furthermore, we believe realized volatility is usually higher in a steeper yield curve environment, which has the potential to further increase our rate of return.
While we believe a steepening yield curve is probable in 2021, we have planned for other potential scenarios that may unfold, including the risk of an exogenous event which we believe remains high. As a result, we continue to focus on maintaining a highly liquid position and investing in Agency MBS where the Federal Reserve is providing material support. Also, though we do not expect dollar roll specialness to continue at the same level as what we experienced in the latter half of 2020, we do expect our 2021 results to benefit from our continued investment in TBA securities, but to a lesser degree. Our leverage targets, including TBA securities, remain between 6-9 times shareholders’ equity, and we will actively increase or decrease leverage based on the risk environment and the expected rate of return on available assets. Longer term, we maintain our belief that the demographics behind the housing sector continue to support our investment thesis of investing in high quality, highly liquid U.S.-based housing assets, and we maintain our focus on capital preservation while generating returns over the long term.

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
Management views core net operating income to common shareholders as an estimate of the Company’s financial performance based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expense, net. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP comprehensive income (loss) to common shareholders, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost, drop income on TBA securities, general and administrative expenses, and preferred dividends. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in core net operating income and in adjusted net interest income because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also includes interest rate swap periodic interest benefit/cost, which is also included in "gain (loss) on derivatives instruments, net", in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and therefore represent a cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include gains or losses from available-for-sale investments, changes in fair value of and costs of terminating interest rate swaps, as well as realized and unrealized gains or losses from other instruments used by management to economically hedge the impact of changing interest rates on the fair value of the Company’s portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	For the Year Ended December 31,
Reconciliations of GAAP to Non-GAAP Financial Measures:	2020	2019	2018
	($ in thousands except per share data)
Comprehensive income (loss) to common shareholders	$66,472	$43,950	$(31,860)
Less:
Change in fair value of available for sale investments	(214,539)	(203,995)	$50,218
Change in fair value of derivative instruments, net (1)	188,936	209,256	23,977
(Gain) loss on investments, net	(20)	56	(52)
Preferred stock redemption charge	3,914	—	—
Core net operating income to common shareholders	$44,763	$49,267	$42,283
Average common shares outstanding (2)	23,106,200	23,620,125	19,234,939
Comprehensive income (loss) per common share	$2.88	$1.86	$(1.66)
Core net operating income per common share (2)	$1.94	$2.09	$2.20

GAAP net interest income	$63,853	$56,057	$50,477
Add:
TBA drop income (3)	15,067	6,231	14,686
Net periodic interest benefit of interest rate swaps	1,579	16,075	5,830
Less: accretion of de-designated cash flow hedges (4)	—	(165)	(237)
Adjusted net interest income	$80,499	$78,198	$70,756
Adjusted net interest spread	1.87%	1.30%	1.48%

(1) Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes net periodic interest benefit/cost incurred on effective interest rate swaps outstanding during the period and TBA drop income.
(2) Amounts have been adjusted to reflect the effect of the 1-for-3 reverse stock split.
(3) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
(4) Amount recorded as a portion of "interest expense" in accordance with GAAP related to the amortization/accretion of the balance remaining in accumulated other comprehensive loss as a result of the Company's discontinuation of cash flow hedge accounting effective June 30, 2013.

FINANCIAL CONDITION

Investment Portfolio
As of December 31, 2020, our investment portfolio is comprised mostly of Agency fixed-rate investments. Since December 31, 2019, we have shifted our investment portfolio away from Agency CMBS and as of December 31, 2020, our portfolio is predominantly comprised of Agency RMBS which offers more liquidity and in our view a more attractive risk/return profile versus Agency CMBS in the current market environment. We sold the majority of our Agency CMBS in 2020 as risk spreads declined sharply, leading to higher prices and diminishing returns on this type of investment. The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:
(1) Includes TBA positions at their implied market value as if settled which are accounted for as “derivative assets (liabilities)” on our consolidated balance sheet.
(2) Total includes other non-Agency MBS investments of $1.3 million and $1.7 million for the respective periods shown.

RMBS. As noted in the table below, as of December 31, 2020, we are invested in lower coupon investments to mitigate the risk of loss of premiums due to early prepayment given the lower interest rate environment in 2020 while keeping a modest allocation to specified pools of 4.0% coupon as protection in case interest rates rise. Our lower coupon investments also have lower premiums relative to higher coupon assets which further protects our earnings when prepayments occur. Additionally, since December 31, 2019, we have increased our investment in TBA securities, including 15-year fixed-rate TBA, as implied financing rates for dollar roll transactions have been lower than the financing rates for repurchase agreement borrowings we typically use to finance specified pools. Because TBA securities have higher relative liquidity, these transactions allow more flexibility should we decide or find it necessary to reduce leverage.

The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	December 31, 2020
	Par/Notional-Long (Short)	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
TBA 2.0%	$765,000	$789,945	$792,957	n/a	n/a	4.89
2.0%	620,238	635,096	646,744	8	7.7%	5.31
2.5%	938,334	973,116	995,889	10	13.5%	3.53
4.0%	280,474	288,831	303,758	33	46.8%	2.48
15-year fixed-rate:
TBA 1.5%	250,000	255,068	257,305	n/a	n/a	4.73
TBA 2.0%	500,000	519,047	522,687	n/a	n/a	3.09
Total	$3,354,046	$3,461,103	$3,519,340	13	17.1%	4.10

	December 31, 2019
	Par/Notional-Long (Short)	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
2.5%	$110,610	$109,341	$109,409	3	—%	5.15
3.0%	307,380	310,486	314,159	25	9.4%	4.04
3.5%	538,551	549,735	562,921	11	10.9%	2.64
4.0%	1,352,730	1,384,913	1,429,547	20	23.5%	2.28
4.5%	254,413	264,979	272,037	13	29.9%	1.55
TBA 2.5%	135,000	133,059	133,513	n/a	n/a	5.10
TBA 3.0%	300,000	308,268	308,648	n/a	n/a	1.90
TBA 4.0%	(500,000)	(519,143)	(520,117)	n/a	n/a	1.28
Total	$2,498,684	$2,541,638	$2,610,117	17	18.9%	2.91
(1) Implied cost basis of TBAs represents the forward price to be paid (received) for the underlying Agency MBS.
(2) Fair value of TBAs is the implied market value of the underlying Agency security as of the end of the period.
(3) TBAs are included on the consolidated balance sheet within “derivative assets/liabilities” at their net carrying value which is the difference between their implied market value and implied cost basis. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for additional information.
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
CMBS. During the second and third quarters of 2020, we sold a substantial portion of our Agency CMBS, realizing gains on investments on which credit spreads had tightened and for which we believed risks of continued investment outweighed potential returns. The overall composition of the CMBS in our investment portfolio has shifted to more seasoned investments with a higher probability of appreciation in the underlying collateral versus newer issue bonds.
The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	December 31, 2020				December 31, 2019
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$9,132	$8,964	36	5.69%	$13,441	$13,080	30	5.74%
2009 to 2012	11,424	12,085	65	5.56%	28,141	29,153	34	4.99%
2013 to 2014	9,865	10,033	44	3.61%	11,294	11,528	59	3.65%
2015	155,760	157,137	69	2.85%	175,219	177,023	87	2.86%
2016	—	—	—	—%	19,910	19,742	109	2.62%
2017	30,907	31,294	91	3.18%	340,638	342,158	101	3.07%
2018	—	—	—	—%	330,180	329,984	127	3.68%
2019	19,702	19,988	151	3.12%	972,646	983,435	134	3.27%
	$236,790	$239,501	77	3.19%	$1,891,469	$1,906,103	120	3.30%
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.
(2) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.

CMBS IO. The following table presents our CMBS IO investments by year of origination as of the periods indicated:

	December 31, 2020
	Agency			Non-Agency
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$12,037	$11,932	9	$3,237	$3,263	8
2013	22,367	24,165	13	10,875	10,912	15
2014	24,841	25,749	22	50,777	51,175	20
2015	31,875	33,404	26	53,176	54,020	27
2016	23,072	24,203	31	16,705	16,906	16
2017	26,493	27,952	42	7,733	7,808	34
2018	3,792	3,983	62	—	—	—
2019	88,757	91,303	60	—	—	—
2020	3,203	3,264	53	—	—	—
	$236,437	$245,955	39	$142,503	$144,084	24

	December 31, 2019
	Agency			Non-Agency
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$27,610	$27,609	12	$7,710	$7,869	11
2013	35,794	37,047	16	16,401	16,629	19
2014	34,077	35,027	25	68,811	69,886	24
2015	41,549	42,987	29	66,954	69,062	30
2016	27,956	28,891	35	20,065	20,442	36
2017	30,409	31,633	46	9,304	9,529	38
2018	4,117	4,287	66	—	—	—
2019	97,388	98,144	64	—	—	—
	$298,900	$305,625	40	$189,245	$193,417	27
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of contractual cash flows remaining for the investments by year of origination.

The weighted average interest rate for our CMBS IO was 0.56% as of December 31, 2020 and 0.65% as of December 31, 2019.
Effective yields on CMBS IO securities are dependent upon the performance of the underlying loans. Our return on these investments may be negatively impacted if the loans default, resulting in foreclosures, or liquidations of the loan collateral. Non-Agency-issued securities are generally expected to have a higher risk of default than Agency CMBS IO. We are mostly invested in senior tranches of these securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance in order to mitigate our exposure to losses. The majority of our non-Agency CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. All of our non-Agency CMBS IO were originated prior to 2017, the majority of which we believe have had underlying property value appreciation.
Since the economic impacts of COVID-19 began in March, servicers are reporting an increase in delinquencies on loans underlying our non-Agency CMBS IO and have taken loss mitigation actions including loan forbearance or allowing the borrower to make loan payments using replacement reserve or similar property related funds. Most of the increases in delinquencies thus far have been in the retail and hotel sectors and have nominally impacted cash flows and yields on the securities. Considering the characteristics of our non-Agency CMBS IO and the actions taken by servicers so far to work with borrowers through various relief measures, we have not seen evidence of and do not currently expect a material adverse effect on our future cash flows for non-Agency CMBS IO. However, the ultimate impact of COVID-19 on the global economy and on the loans underlying any of our securities remains uncertain and cannot be predicted at this time.

Non-Agency issued CMBS IO are backed by loans secured by a number of different property types which are shown in the table below as of December 31, 2020:

	December 31, 2020
($ in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$39,934	27.7%
Office	30,904	21.4%
Multifamily	25,658	17.8%
Hotel	19,240	13.4%
Mixed use	9,646	6.7%
Other (1)	18,702	13.0%
Total non-Agency CMBS IO	$144,084	100.0%
(1) Other property types collateralizing non-Agency CMBS IO do not comprise more than 5% individually.

Repurchase Agreements
We use leverage to enhance the returns on our invested capital by pledging our investments as collateral for borrowings primarily through the use of uncommitted repurchase agreements with major financial institutions and broker-dealers. Repurchase agreements generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings based on short-term rate indices that historically closely track LIBOR and are fixed for the term of the borrowing.
Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our repurchase agreement borrowings.

Derivative Assets and Liabilities
We use derivative instruments to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily fixed-rate investments financed with short-term repurchase agreements. Changes in interest rates can impact net interest income, the market value of our investments, and book value per common share. We regularly monitor and frequently adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio as well as our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations. As of December 31, 2020, approximately 62% of our MBS portfolio including TBA securities were hedged with these interest rate derivatives. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” contained in “Executive Overview” of Item 7 of this Annual Report on Form 10-K for additional important information about these measures.

Net Interest Income for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net interest income increased by $7.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 because we held a smaller average balance of repurchase agreement borrowings at a lower financing rate, which resulted in a decline of $(81.5) million in our interest expense. We borrowed less because we held a smaller average balance of investments during the year ended December 31, 2020 compared to the same period in the prior year. By the end of the first quarter of 2020 as interest rates rallied and asset prices began to fall, we sold approximately 67% of our Agency RMBS in order to monetize gains as asset prices began to fall, increase our liquidity position, and decrease our leverage, and we sold an additional $1.8 billion of mostly Agency CMBS during the second quarter of 2020. We partially replaced these assets through subsequent purchases of $1.9 billion in primarily 30-year Agency RMBS with lower coupons. We also borrowed less because we increased our investment in TBA securities, which do not require repurchase agreement borrowings as these investments are financed implicitly through dollar roll transactions. As a result of our smaller average balance of lower yielding investments held during 2020 compared to 2019, our interest income declined $(73.7) million. Please refer to “Executive Overview” for a discussion of how market factors such as interest rates and supply/demand dynamics influenced investment portfolio changes made by management during 2020.
The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the year ended December 31, 2020 and December 31, 2019:

	Year Ended
	December 31,
	2020			2019
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$50,546	$2,142,690	2.36%	$92,671	$2,780,832	3.33%
Agency CMBS	25,292	856,869	2.91%	51,933	1,586,730	3.23%
CMBS IO (5)	19,361	433,863	4.46%	21,534	492,567	4.37%
Non-Agency MBS and other investments (6)	1,269	9,125	8.64%	4,030	11,791	16.61%
Total:	$96,468	$3,442,547	2.78%	$170,168	$4,871,920	3.44%

Interest-bearing liabilities: (7)	32,615	$3,190,726	1.01%	114,111	$4,570,837	2.46%
Net interest income/net interest spread	$63,853		1.77%	$56,057		0.98%
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
(6) Interest income for non-Agency and other investments for the year ended December 31, 2020 and December 31, 2019 includes $0.5 million and $2.1 million, respectively, of interest income from cash and cash equivalents. Average balance and yields exclude cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended
	December 31, 2020 Compared to December 31, 2019
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(20,869)	$(21,331)	$75	$(42,125)
Agency CMBS	(2,248)	(23,322)	(1,071)	(26,641)
CMBS IO (2)	188	(2,172)	(189)	(2,173)
Non-Agency MBS and other investments	(1,823)	(82)	(856)	(2,761)
Change in interest income	$(24,752)	$(46,907)	$(2,041)	$(73,700)
Change in interest expense	(46,415)	(35,081)	—	(81,496)

Total net change in net interest income	$21,663	$(11,826)	$(2,041)	$7,796
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.
(2) Includes Agency and non-Agency issued securities.

Adjusted Net Interest Income for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Management includes drop income from TBA dollar roll transactions and net periodic interest benefit/cost of interest rate swaps in a non-GAAP financial measure “adjusted net interest income” when evaluating the economic performance of its investments and financings. Please refer to “Non-GAAP Financial Measures” at the end of the “Executive Overview” section of this Annual Report on Form 10-K for additional information.

	Year Ended
	December 31,
	2020		2019
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$63,853	1.77%	$56,057	0.98%
Add: TBA drop income (1) (2)	15,067	0.05%	6,231	(0.03)%
Add: net periodic interest benefit (3)	1,579	0.05%	16,075	0.35%
De-designated cash flow hedge accretion (4)	—	—%	(165)	—%
Adjusted net interest income	$80,499	1.87%	$78,198	1.30%

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

Adjusted net interest income increased $2.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 because the increase in TBA drop income outpaced the decline in net periodic interest benefit from interest rate swaps. We increased our investment in TBA securities during the year ended December 31, 2020 because the financing costs imputed in TBA dollar roll transactions for most of the year were lower than the average repurchase agreement financing rate, which is commonly referred to in the industry as TBA dollar rolls “trading special” or “dollar roll specialness”. Dollar roll specialness happens primarily as a result of supply/demand imbalances or volatility in market prepayment expectations, and in management’s view, the pace of bank and Federal Reserve purchases was the most significant contributor, resulting in an implied negative financing cost during the majority of 2020. The Company’s implied financing rate for its TBA long positions was (0.04)% for the year ended December 31, 2020 compared to 2.43% for the year ended December 31, 2019. The decline in net periodic interest benefit from interest rate swaps is discussed below in “Loss on Derivative Instruments, Net”.

Gain (Loss) on Sale of Investments, Net
Sales of our investments happen in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. However, our sales during the year ended December 31, 2020 increased significantly compared to prior years. When interest rates rallied early to mid-March of 2020 as the markets initially responded to the COVID-19 pandemic, we chose to realize gains on our Agency RMBS as asset prices began to fall and we chose to de-lever our balance sheet. We used a portion of those proceeds to re-invest in Agency CMBS, the majority of which we sold in subsequent quarters in order to realize gains as asset premiums increased due to spread tightening and to shift our portfolio allocation back to predominantly Agency RMBS as the market stabilized. None of our investment sales during the year ended December 31, 2020 or December 31, 2019 were made under duress. The following tables provide information related to our realized gains (losses) on sales of investments for the periods indicated (1):

	Year Ended
	December 31,
	2020		2019
($ in thousands)	Amortized cost basis sold	Gain (loss) on sale of investments, net	Amortized cost basis sold	Gain (loss) on sale of investments, net
Agency RMBS	$2,312,343	$82,689	$796,193	$506
Agency CMBS	2,021,878	225,395	219,692	(6,493)
Agency CMBS IO	—	—	22,936	232
	$4,334,221	$308,084	$1,038,821	$(5,755)
(1) Information regarding unrealized gains (losses) on investments during the periods indicated is included under "Results of Operations-Other Comprehensive Income (Loss)" within this Item 7.

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

The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2020	2019
Interest rate swaps:
Net periodic interest benefit	$1,579	$16,075
Change in fair value	(184,521)	(218,525)
Total loss on interest rate swaps, net	(182,942)	(202,450)
Change in fair value of other derivatives used as hedges:
Interest rate swaptions	680	(5,607)
Options on U.S. Treasury futures	(26,186)	(1,422)
U.S. Treasury and Eurodollar futures	(15,046)	2,250
Total loss on derivatives used as hedges of interest rate risk	(223,494)	(207,229)

TBA dollar roll positions:
Change in fair value (1)	36,137	14,049
TBA drop income (2)	15,067	6,231
Total TBA dollar roll gain, net	51,204	20,280

Total loss on derivative instruments, net	$(172,290)	$(186,949)
(1) Changes in fair value for TBA dollar roll positions include unrealized gains (losses) from open TBA contracts and realized gains (losses) on paired off or terminated positions.
(2) TBA drop income represents a portion of the change in fair value and is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

Changes in fair value of our derivative instruments consist of unrealized gains (losses) on instruments held as of the end of the period and realized gains (losses) from instruments terminated or paired off during the period. The following tables provide information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Year Ended
	December 31,
	2020	2019
($ in thousands)	Realized Gain (Loss)	Realized Gain (Loss)
Interest rate swaps	$(185,985)	$(209,107)
Interest rate swaptions	(1,934)	(4,246)
U.S. Treasury and Eurodollar futures	(13,519)	1,032
Options on U.S. Treasury futures	(24,376)	—
TBA long positions	53,192	25,424
TBA short positions	(11,016)	1,234
Total	$(183,638)	$(185,663)

Please refer to “Federal Income Tax Considerations” in Part I, Item 1 of this Annual Report on Form 10-K for information regarding recognition of deferred tax hedge losses for terminated derivative instruments.
Our net periodic interest benefit from interest rate swaps decreased $(14.5) million for the year ended December 31, 2020 compared to the year ended December 31, 2019 because, as mentioned previously, we discontinued the use of interest rate swaps to hedge the impact of interest rate risk on our earnings due to management’s expectation for our borrowing cost to remain low in the near term given current FOMC monetary policy. The table below shows our interest rate swap hedge position as a percentage of our average repurchase agreement borrowings and long TBAs outstanding and details about our net (pay) receive rates for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2020	2019
Average repurchase agreement borrowings outstanding	$3,189,269	$4,567,716
Average TBA long positions outstanding - at cost (1)	750,887	550,796
Average borrowings and TBA long positions outstanding	3,940,156	5,118,512
Average notional amount of interest rate swaps outstanding	899,126	4,003,063
Ratio of average interest rate swaps to average borrowings and TBA long positions outstanding (1)	0.2	0.8

Average interest rate swap pay-fixed rate	(1.41)%	(2.07)%
Average interest rate swap receive-floating rate	1.57%	2.44%
Average interest rate swap net (pay) receive rate	0.16%	0.37%
(1) TBA long positions are included in this ratio because we use interest rate swaps to hedge a portion of the impact of changing interest rates on the fair value and implied financing cost of our TBA long positions and our repurchase agreement financing costs.

General and Administrative Expenses
General and administrative expenses increased $5.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 due primarily to changes made in 2020 to the payment structure of the executive compensation program that impact the timing of recognition of expenses and higher overall performance-based bonus compensation from management meeting its corporate goals and expenses for the year.

Other Comprehensive (Loss) Income
Other comprehensive loss of $(93.5) million for the year ended December 31, 2020 was due to the reclassification of $308.1 million in realized gains on the sale of investments during the year which were reclassified to net income in accordance with GAAP. The gross change in fair value of the Company’s MBS for the year ended December 31, 2020 was $214.5 million and resulted primarily from credit spread tightening for Agency RMBS and CMBS. Other comprehensive income of $209.6 million for the year ended December 31, 2019 was comprised mostly of net unrealized gains in Agency RMBS and CMBS due to the overall decline in longer-term interest rates throughout most of 2019. The following table provides detail on the changes in fair value by type of available-for-sale investment which are recorded as unrealized gains (losses) in other comprehensive income (loss) on our consolidated statements of comprehensive income for the periods indicated:

	Year Ended
	December 31,
($ in thousands)	2020	2019
Agency RMBS	$(19,270)	$85,982
Agency CMBS	(74,161)	117,165
CMBS IO (1)	203	6,486
Non-Agency other (2)	(317)	117
Unrealized (loss) gain on available-for-sale investments (3)	(93,545)	209,750
Reclassification adjustment for de-designated cash flow hedges	—	(165)
Total other comprehensive (loss) income	$(93,545)	$209,585
(1) Includes Agency and non-Agency issued securities.
(2) Includes non-Agency CMBS and RMBS.
(3) Information regarding realized gains (losses) on investments sold during the periods indicated are included under "Results of Operations-Gain (loss) on Sale of Investments, Net" within this Item 7.

Please refer to Dynex's Annual Report on Form 10-K for the year ended December 31, 2019 for the discussion of results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

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
Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO which were $415.3 million as of December 31, 2020 compared to $224.0 million as of December 31, 2019.
We analyze our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analyses is to assess the adequacy of our liquidity to withstand potential adverse events, such as the current COVID-19 pandemic. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 6.3x shareholders’ equity as of December 31, 2020. We include our TBA long positions in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Management expects leverage to increase modestly over the first half of 2021 given current expectations of market conditions. In general, our leverage will increase if we are able to purchase investments with higher expected returns than currently exist today.
Our repurchase agreement borrowings are principally uncommitted with terms renewable at the discretion of our lenders and have short-term maturities. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. We did not experience any materially adverse changes in terms or conditions in our repurchase agreement borrowings with our counterparties during the year ended December 31, 2020. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker dealer subsidiaries of regulated financial institutions or primary dealers whom we believe are better capitalized and more durable counterparties.
The following table presents information regarding the balances of our repurchase agreement borrowings for the periods indicated:

	Repurchase Agreements
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
December 31, 2020	$2,437,163	$2,500,639	$2,594,683
September 30, 2020	2,594,683	2,984,946	3,314,991
June 30, 2020	3,314,991	2,580,296	4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341
September 30, 2019	4,872,869	4,955,825	5,191,378
June 30, 2019	4,815,452	4,562,992	4,815,452
March 31, 2019	4,252,893	3,931,335	4,266,684
December 31, 2018	3,267,984	2,992,513	3,269,307

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender some protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement (if the term is renewed) and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as “margin calls”, and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. Declines in the fair value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, Fannie Mae and Freddie Mac announce principal payments on Agency MBS in advance of their actual remittance of principal payments, and repurchase agreement lenders generally make margin calls for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments from Fannie Mae and Freddie Mac. The weighted average haircut for our borrowings collateralized with Agency RMBS, Agency CMBS, and CMBS IO was 4.8%, 4.8%, and 15.6%, respectively, as of December 31, 2020 compared to 4.7%, 4.7%, and 12.8%, respectively, as of December 31, 2019.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk”. Equity at risk represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of December 31, 2020, the Company had repurchase agreement amounts outstanding with 20 of its 37 available repurchase agreement counterparties and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
The following table discloses our repurchase agreement amounts outstanding and the value of the related collateral pledged by geographic region of our counterparties as of the dates indicated:

	December 31, 2020		December 31, 2019
($ in thousands)	Amount Outstanding	Market Value of Collateral Pledged	Amount Outstanding	Market Value of Collateral Pledged
North America	$1,988,782	$2,134,484	$2,998,440	$3,182,664
Asia	279,901	297,531	972,457	1,023,780
Europe	168,480	177,060	781,451	818,181
	$2,437,163	$2,609,075	$4,752,348	$5,024,625

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
We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of December 31, 2020, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
We use certain types of financial instruments that are accounted for as derivative instruments, including interest rate swaps, futures, options, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. In the case of interest rate swaps, our clearing counterparty has the right to require higher initial margin in volatile market conditions. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of December 31, 2020, we had cash of $7.1 million posted as collateral under these agreements.
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

Dividends
As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after certain deductions. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to the following sections of this Annual Report on Form 10-K for additional important information regarding dividends declared on our taxable income:
•"Federal Income Tax Considerations" within Part 1, Item 1, "Business"
•Part 1, Item 1A, "Risk Factors"
•Part II, Item 5, "Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer
Purchases of Equity Securities"

Contractual Obligations and Other Matters
As of December 31, 2020, we do not have any material contractual obligations other than the short-term repurchase agreement amounts discussed above, nor do we believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the year ended December 31, 2020 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Item 8 of this Annual Report on Form 10-K for additional information.

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
The following discussion provides information on our critical accounting policies that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Please also refer to Note 1 of our Notes to the Consolidated Financial Statements included within Item 8 of this Annual Report on Form 10-K for additional information related to significant accounting policies.
Fair Value Measurements. Our Agency MBS, as well as a majority of our non-Agency MBS, are substantially similar to securities that either are actively traded or have been recently traded in their respective market. Pricing services and brokers have access to observable market information through trading desks and various information services. MBS prices are based on prices we receive from third-party pricing services and broker quotes. To determine each security's valuation, the pricing service uses either a market approach or income approach, both of which rely on observable market data. The market approach uses prices and other relevant information that is generated by market transactions of identical or similar securities, while the income approach uses valuation techniques to convert estimated future cash flows to a discounted present value. Management reviews the assumptions and inputs utilized in the valuation techniques. Examples of these observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things.
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
•Our views on the effect of actual or proposed actions of the U.S. Federal Reserve, the FOMC, the FHFA, or other central banks with respect to monetary policy (including the targeted Federal Funds Rate), and the potential impact of these actions on interest rates, inflation or unemployment;
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
•The impact of applicable tax and accounting requirements on the Company;
•Our future compliance with covenants in our master repurchase agreements and debt covenants in our debt agreements;
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
While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Annual Report on Form 10-K, especially those incorporated by reference into Part II, Item 1A, “Risk Factors”, and in particular the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto,
•our ability to find suitable reinvestment opportunities;
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the exposure to losses resulting from changes in market factors. Our business strategy exposes us to a variety of market risks, including interest rate, spread, prepayment, credit, liquidity, and reinvestment risks. These risks can and do cause fluctuations in our liquidity, comprehensive income and book value as discussed below.

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
We manage interest rate risk within tolerances set by our Board of Directors. Our hedging techniques are highly complex and are partly based on assumed levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity of our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses on such transactions and adversely affect our cash flow. Estimates of prepayment speeds can vary significantly by investor for the same security, and therefore estimates of security and portfolio duration can vary significantly.
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
The table below shows the projected sensitivity of our net interest income and net periodic interest benefit/cost as of the dates indicated assuming an instantaneous parallel shift in interest rates and no changes in the composition of our investment portfolio:

	Projected Change in Net Interest Income and Net Periodic Interest Benefit/Cost Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
December 31, 2020 (1)	(1)	0.4%	(5.9)%	(12.9)%
December 31, 2019 (2)	2.3%	1.3%	(2.2)%	(4.8)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented as of December 31, 2020.
(2) Projected sensitivity as of December 31, 2019 includes the impact to net periodic interest benefit/cost of interest rate swaps held as of that date.

The projected sensitivity to changes in interest rates on our net interest income and net periodic interest benefit/cost shown in the table above as of December 31, 2020 for an increasing interest rate environment has increased since December 31, 2019 because we terminated all of our interest rate swaps in 2020. Given current FOMC monetary policy, management anticipates funding costs to remain low in the near-term, and as such, we shifted our interest rate hedging strategy to options and futures with the principal intention of capital (book value) preservation as shown in the two tables below.
The table below shows the projected sensitivity of the market value of our financial instruments(1) and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	December 31, 2020
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	1.1%	6.5%	0.9%	5.5%	(1.7)%	(10.1)%	(3.9)%	(22.5)%
CMBS	0.3%	1.9%	0.2%	1.4%	(0.3)%	(1.5)%	(0.5)%	(3.0)%
CMBS IO	0.2%	0.9%	0.1%	0.8%	(0.2)%	(1.1)%	(0.4)%	(2.1)%
TBAs	0.9%	5.2%	0.8%	4.6%	(1.5)%	(8.9)%	(3.4)%	(19.6)%
Interest rate hedges	(3.4)%	(19.6)%	(1.9)%	(11.0)%	3.4%	19.9%	7.5%	43.4%
Total	(0.9)%	(5.1)%	0.1%	1.3%	(0.3)%	(1.7)%	(0.7)%	(3.8)%

	December 31, 2019
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	0.4%	5.3%	0.5%	5.9%	(0.9)%	(11.0)%	(2.1)%	(25.8)%
CMBS	3.3%	41.1%	1.6%	20.0%	(1.5)%	(19.1)%	(3.0)%	(37.2)%
CMBS IO	0.3%	3.3%	0.1%	1.6%	(0.1)%	(1.6)%	(0.2)%	(3.1)%
TBAs	0.1%	1.4%	0.1%	0.7%	(0.1)%	(0.8)%	(0.1)%	(1.5)%
Interest rate hedges	(3.0)%	(37.3)%	(1.5)%	(18.6)%	2.3%	29.4%	5.2%	65.5%
Total	1.1%	13.8%	0.8%	9.6%	(0.3)%	(3.1)%	(0.2)%	(2.1)%
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

		December 31, 2020		December 31, 2019
Basis Point Change in		Percentage Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+25	+50	(0.1)%	(0.4)%	(0.3)%	(4.1)%
+50	+25	(0.5)%	(2.7)%	(0.2)%	(2.6)%
+50	+100	(0.2)%	(1.2)%	(0.4)%	(4.7)%
-25	0	0.3%	1.7%	—%	(0.4)%
-25	-75	0.2%	1.1%	1.0%	12.7%
-50	-10	0.3%	1.6%	0.1%	1.4%
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
The Company's exposure to changes to market spreads did not materially shift as of December 31, 2020 versus December 31, 2019. The table below shows the projected sensitivity of the market value of our investments (1) given the indicated change in market spreads as of the dates indicated:

	December 31, 2020		December 31, 2019
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+20/+50 (2)	(1.6)%	(9.5)%	(1.2)%	(15.7)%
+10	(0.8)%	(4.4)%	(0.6)%	(7.3)%
-10	0.8%	4.4%	0.6%	7.7%
-20/-50 (2)	1.6%	9.5%	1.3%	16.4%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk
Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective yield method under GAAP. Our comprehensive income and book value per common share may also be negatively impacted by prepayments if the fair value of the investment materially exceeds the par balance of the underlying security. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government policy and other factors beyond our control, including GSE policy with respect to loan forbearance and delinquent loan buy-outs. The recently enacted FHFA Adverse Market Refinance Fee, which raises mortgage rates by 0.125% for all but the highest quality borrowers, is another example of government policy which we believe may reduce prepayments.
Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Loans in non-Agency CMBS IO securities which are collateralized by income producing properties such as retail shopping centers, hotels. multifamily apartments and office buildings are at a higher risk of default as a result of the economic impact of the COVID-19 pandemic. Over the last several years, we have not experienced material defaults on CMBS IO loans in our portfolio; however, the ultimate impact on the economy and commercial real estate performance and market values from the COVID-19 pandemic, and correspondingly loan defaults, is currently unknown. Please refer to Item 7, “Financial Condition-CMBS IO” for additional information on the composition of the Company’s investment in CMBS IO.
We seek to manage our prepayment risk on our MBS by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). With respect to RMBS, we have invested substantially in lower coupon securities, with approximately 84% of our capital allocated in 2.0% and 2.5% coupon Agency RMBS as of December 31, 2020. We also tend to favor securities in which we believe the underlying borrowers have some disincentive to refinance as a result of the size of each loan’s principal balance, credit characteristics of the borrower, or geographic location of the property, among other factors, which we estimate represents approximately 90% of our Agency RMBS investment as of December 31, 2020.
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
For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position and in particular, during the current economic crisis, please refer to “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) under the captions “Executive Officers,” “Election of Directors,” “Committees of the Board,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the 2021 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2020 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2020 Stock and Incentive Plan	—	$—	2,266,371
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	—	$—	2,266,371
(1) Reflects shares available to be granted under the 2020 Stock and Incentive Plan in the form of stock options, stock appreciation rights, restricted stock, restricted stock unit and performance unit awards.
(2) The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 will be included in the 2021 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the 2021 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the 2021 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.2	Amended and Restated Bylaws, effective as of June 9, 2020 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed on June 9, 2020).
4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
4.2	Specimen of 7.625% Series B Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex’s Current Report on Form 8-K filed April 16, 2013).
4.3
Specimen of 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.4 to Dynex's Registration Statement on Form 8-A 12B filed February 18, 2020).

4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.1*
Amended and Restated Employment Agreement, dated as of August 31, 2020, between Dynex Capital, Inc. and Byron L. Boston (incorporated herein by reference to Exhibit 10.1 to Dynex's Current Report on Form 8-K filed September 3, 2020).

10.2*
Employment Agreement, dated as of August 28, 2020, between Dynex Capital, Inc. and Smriti L. Popenoe (incorporated herein by reference to Exhibit 10.2 to Dynex's Current Report on Form 8-K filed September 3, 2020).

10.2.1*
Letter Agreement, dated as of December 18, 2020, between Dynex Capital, Inc. and Smriti L. Popenoe (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed December 18, 2020).

10.3*
Employment Agreement, dated as of August 28, 2020, between Dynex Capital, Inc. and Stephen J. Benedetti (incorporated herein by reference to Exhibit 10.3 to Dynex's Current Report on Form 8-K filed September 3, 2020).

10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (filed herewith).

Exhibit No.	Description
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

Exhibit No.	Description
10.36*
Amended and Restated Dynex Capital, Inc. 2018 Stock and Incentive Plan, as amended and restated effective as of June 20, 2019 (incorporated herein by reference to Exhibit 10.36 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.40*	Dynex Capital, Inc. Annual Cash Incentive Plan, effective as of January 1, 2020 (incorporated herein by reference to Exhibit 10.40 to Dynex’s Current Report on Form 8-K filed May 1, 2020).
10.41*	Dynex Capital, Inc. 2020 Stock and Incentive Plan, effective June 9, 2020 (incorporated herein by reference to Exhibit 10.41 to Dynex’s Current Report on Form 8-K filed June 9, 2020).
10.41.1*
Form of Restricted Stock Agreement for Non-Employee Directors (approved June 9, 2020) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.42
Underwriting Agreement, dated January 28, 2021, between Dynex Capital, Inc. and J.P. Morgan Securities LLC acting as the representative of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Dynex’s Current Report on Form 8-K filed January 29, 2021).

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
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes management contract.
(b)    Exhibits: See Item 15(a)(3) above.
(c)    Financial Statement Schedules: None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	March 1, 2021	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron L. Boston	Chief Executive Officer,	March 1, 2021
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief Financial	March 1, 2021
Stephen J. Benedetti	Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 1, 2021
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Julia L. Coronado	Director	March 1, 2021
Julia L. Coronado

/s/ Michael R. Hughes	Director	March 1, 2021
Michael R. Hughes

/s/ Joy D. Palmer	Director	March 1, 2021
Joy D. Palmer

/s/ Robert A. Salcetti	Director	March 1, 2021
Robert A. Salcetti

/s/ David H. Stevens	Director	March 1, 2021
David H. Stevens

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K

Filed with Securities and Exchange Commission

December 31, 2020

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-3

Financial Statements As of December 31, 2020 and December 31, 2019 and For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018:

Consolidated Balance Sheets	F-7

Consolidated Statements of Comprehensive Income (Loss)	F-8

Consolidated Statements of Shareholders’ Equity	F-9

Consolidated Statements of Cash Flows	F-11

Notes to the Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments in Mortgage-Backed Securities

As discussed in Notes 1, 2, and 6 to the consolidated financial statements, the Company’s investments in mortgage-backed securities (“MBS”) at fair value were $2.6 billion at December 31, 2020. The fair value for the MBS portfolio is driven by the stated security coupon interest rate, maturity, yield, and prepayment speeds. The Company’s management derived fair value estimates using prices obtained from third-party pricing services and broker quotes.

We identified the valuation of investments in MBS as a critical audit matter. The principal considerations for our determination include the magnitude of the MBS portfolio fair value at December 31, 2020, and the inherent estimation uncertainty associated with fair value measurements, including the use of individuals with specialized knowledge and skill in valuation.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over compliance with the Company’s pricing calculation policy and approval of prices used in the determination of fair value.

•Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the Company’s calculated fair values by developing an independent estimate of fair value for MBS selected for testing using key assumptions and market data sources, including the market interest rates, credit spreads, and projected prepayment speeds, and comparing those fair value estimates to the fair value determined by the Company.

We have served as the Company's auditor since 2005.

/s/ BDO USA, LLP

Richmond, Virginia
March 1, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynex Capital, Inc.
Glen Allen, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Dynex Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Richmond, Virginia
March 1, 2021

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$295,602	$62,582
Restricted cash	7,077	71,648
Mortgage-backed securities (including pledged of $2,467,859 and $5,024,625, respectively), at fair value	2,596,255	5,188,163
Mortgage loans held for investment (includes $6,264 and $8,857 at fair value, respectively); see Note 3	6,264	9,405
Receivable for securities sold	150,432	—
Derivative assets	11,342	4,290
Accrued interest receivable	14,388	26,209
Other assets, net	6,394	8,307
Total assets	$3,087,754	$5,370,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,437,163	$4,752,348
Payable for unsettled securities	5	6,180
Non-recourse collateralized financing	111	2,733
Derivative liabilities	1,634	974
Accrued interest payable	1,410	15,585
Accrued dividends payable	5,814	6,280
Other liabilities	8,164	3,516
Total liabilities	2,454,301	4,787,616

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 7,248,330 and 6,788,330 shares issued and outstanding, respectively ($181,208 and $169,708 aggregate liquidation preference, respectively)	$174,564	$162,807
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 23,697,970 and 22,945,993 shares issued and outstanding, respectively	237	229
Additional paid-in capital	869,495	858,347
Accumulated other comprehensive income	80,261	173,806
Accumulated deficit	(491,104)	(612,201)
Total shareholders’ equity	633,453	582,988
Total liabilities and shareholders’ equity	$3,087,754	$5,370,604
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (amounts in thousands except per share data)

	Year Ended
	December 31,
	2020	2019	2018
Interest income	$96,468	$170,168	$110,051
Interest expense	(32,615)	(114,111)	(59,574)
Net interest income	63,853	56,057	50,477

Gain (loss) on sale of investments, net	308,084	(5,755)	(23,373)
Loss on derivative instruments, net	(172,290)	(186,949)	(3,461)
Gain (loss) on investments, net	20	(56)	52
Other operating (expense) income, net	(1,057)	22	(1,567)
General and administrative expenses:
Compensation and benefits	(11,743)	(7,520)	(6,605)
Other general and administrative	(9,337)	(8,467)	(8,500)
Net income (loss)	177,530	(152,668)	7,023
Preferred stock dividends	(13,599)	(12,967)	(11,801)
Preferred stock redemption charge	(3,914)	—	—
Net income (loss) to common shareholders	$160,017	$(165,635)	$(4,778)

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$214,539	$203,995	$(50,218)
Reclassification adjustment for (gain) loss on sale of available-for-sale investments, net	(308,084)	5,755	23,373
Reclassification adjustment for de-designated cash flow hedges	—	(165)	(237)
Total other comprehensive (loss) income	(93,545)	209,585	(27,082)
Comprehensive income (loss) to common shareholders	$66,472	$43,950	$(31,860)

Net income (loss) per common share-basic and diluted	$6.93	$(7.01)	$(0.25)
Weighted average common shares-basic and diluted	23,106	23,620	19,235
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	5,888,680	$141,294	18,610,516	$186	$776,245	$(8,697)	$(351,970)	$557,058
Stock issuance	65,914	1,599	2,276,549	22	41,836	—	—	43,457
Restricted stock granted, net of amortization	—	—	71,053	1	1,229	—	—	1,230
Adjustments for tax withholding on share-based compensation	—	—	(19,045)	—	(364)	—	—	(364)
Stock issuance costs	—	(10)	—	—	(85)	—	—	(95)
Net income	—	—	—	—	—	—	7,023	7,023
Dividends on preferred stock	—	—	—	—	—	—	(11,801)	(11,801)
Dividends on common stock	—	—	—	—	—	—	(42,273)	(42,273)
Other comprehensive loss	—	—	—	—	—	(27,082)	—	(27,082)
Balance as of December 31, 2018	5,954,594	$142,883	20,939,073	$209	$818,861	$(35,779)	$(399,021)	$527,153
Stock issuance	833,736	19,924	3,664,418	36	63,852	—	—	83,812
Restricted stock granted, net of amortization	—	—	68,004	1	1,205	—	—	1,206
Stock repurchase	—	—	(1,709,271)	(17)	(25,017)	—	—	(25,034)
Adjustments for tax withholding on share-based compensation	—	—	(16,231)	—	(296)	—	—	(296)
Stock issuance costs	—	—	—	—	(258)	—	—	(258)
Net loss	—	—	—	—	—	—	(152,668)	(152,668)
Dividends on preferred stock	—	—	—	—	—	—	(12,967)	(12,967)
Dividends on common stock	—	—	—	—	—	—	(47,545)	(47,545)
Other comprehensive income	—	—	—	—	—	209,585	—	209,585
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(548)	(548)
Stock issuance	4,460,000	107,843	558,583	6	9,969	—	—	117,818
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	239,661	2	1,821	—	—	1,823

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Stock repurchase	—	—	(32,925)	—	(372)	—	—	(372)
Adjustments for tax withholding on share-based compensation	—	—	(13,342)	—	(245)	—	—	(245)
Stock issuance costs	—	—	—	—	(25)	—	—	(25)
Net income	—	—	—	—	—	—	177,530	177,530
Dividends on preferred stock	—	—	—	—	—	—	(13,599)	(13,599)
Dividends on common stock	—	—	—	—	—	—	(38,372)	(38,372)
Other comprehensive loss	—	—	—	—	—	(93,545)	—	(93,545)
Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$177,530	$(152,668)	$7,023
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss on derivative instruments, net	172,290	186,949	3,461
(Gain) loss on sale of investments, net	(308,084)	5,755	23,373
(Gain) loss on investments, net	(20)	56	(52)
Amortization of investment premiums, net	126,395	133,690	143,036
Other amortization and depreciation, net	1,989	1,684	1,232
Stock-based compensation expense	1,823	1,205	1,231
Decrease (increase) in accrued interest receivable	11,821	(5,190)	(1,200)
(Decrease) increase in accrued interest payable	(14,175)	5,277	6,574
Change in other assets and liabilities, net	4,383	(1,412)	(4,118)
Net cash provided by operating activities	173,952	175,346	180,560
Investing activities:
Purchase of investments	(2,436,953)	(2,991,311)	(1,789,272)
Principal payments received on investments	474,731	537,481	188,898
Proceeds from sales of investments	4,491,873	1,033,066	733,064
Principal payments received on mortgage loans held for investment	2,854	2,103	4,210
Net payments on derivatives, including terminations	(184,857)	(184,920)	(6,135)
Other investing activities	—	(121)	(102)
Net cash provided by (used in) investing activities	2,347,648	(1,603,702)	(869,337)
Financing activities:
Borrowings under repurchase agreements	31,054,242	102,505,318	105,236,233
Repayments of repurchase agreement borrowings	(33,369,427)	(101,020,954)	(104,534,151)
Principal payments on non-recourse collateralized financing	(2,646)	(738)	(2,094)
Proceeds from issuance of preferred stock	107,843	19,924	1,599
Proceeds from issuance of common stock	9,891	63,889	41,858
Cash paid for redemption of preferred stock	(100,000)	—	—
Cash paid for stock issuance costs	—	(185)	(10)
Cash paid for common stock repurchases	(372)	(25,034)	—
Payments related to tax withholding for stock-based compensation	(245)	(296)	(364)
Dividends paid	(52,437)	(68,042)	(52,790)
Net cash (used in) provided by financing activities	(2,353,151)	1,473,882	690,281

Net increase in cash, cash equivalents, and restricted cash	168,449	45,526	1,504
Cash, cash equivalents, and restricted cash at beginning of period	134,230	88,704	87,200
Cash, cash equivalents, and restricted cash at end of period	$302,679	$134,230	$88,704
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$46,054	$108,986	$53,205
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (“Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in debt securities, the majority of which are specified pools of Agency mortgage-backed securities (“MBS”) consisting of commercial MBS (“CMBS”), residential MBS (“RMBS”), and CMBS interest-only (“IO”) securities and non-Agency MBS, which consist mainly of CMBS IO. Agency MBS have a guaranty of principal payment by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from U.S. Treasury. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment. The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”).

Impact of COVID-19

As a result of the economic, health and market turmoil brought about by the coronavirus (“COVID-19”) pandemic, fixed income and equity markets experienced severe disruption beginning in mid-March of 2020. The disruption resulted in a substantial rally in interest rates and a decline in fair value of MBS from spread widening, which together led to significant demands on liquidity from margin calls from derivative and repurchase agreement counterparties. During this time, the Company met all margin calls and was not forced to sell any assets. Since early in the second quarter of 2020, fixed income markets, equity markets and Agency MBS prices have stabilized with the Federal Reserve announcing multiple programs to support economic activity and to support the smooth functioning of markets. In addition, the CARES Act was passed by the U.S. Congress to provide economic relief, which included certain assistance to homeowners and renters. As part of the CARES Act, both Fannie Mae and Freddie Mac have implemented mortgage forbearance policies that allow borrowers to delay their mortgage payments for up to 15 months and have put a moratorium on foreclosures on single-family homes until March 31, 2021. The impact of high levels of forbearance on the Company’s MBS could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the FHFA, the Federal Reserve, and federal and state governments. The nature and timing of any such future public policy choices and actions are unpredictable, including the potential impact on MBS prices and prepayment speeds. Though these supportive actions have helped cushion the economic damage from the disruption of the pandemic to date, the Company can give no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets.

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

“Fair value adjustments, net” on the Company’s consolidated comprehensive income statements for prior periods has been retitled to “gain (loss) on investments, net”. This line item includes changes in fair value for mortgage loans held for investment, net, for which the Company elected the fair value option effective January 1, 2020. Please refer to Note 3 for additional information about this change in accounting policy.

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

The Company consolidates a VIE if the Company is determined to be the VIE’s primary beneficiary, which is defined as the party that has both: (i) the power to control the activities that most significantly impact the VIE’s financial performance and (ii) the right to receive benefits or absorb losses that could potentially be significant to the VIE. The Company reconsiders its evaluation of whether to consolidate a VIE on an ongoing basis, based on changes in the facts and circumstances pertaining to the VIE. Though the Company invests in Agency and non-Agency MBS which are generally considered to be interests in VIEs, the Company does not consolidate these entities because it does not meet the criteria to be deemed a primary beneficiary.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the years ended December 31, 2020, December 31, 2019, or December 31, 2018.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Because the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) and its 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (collectively, the “Preferred Stock”) were redeemable at the Company’s option for cash only and convertible into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIB and Article IIIC of the Company’s Articles of Amendment to the Restated Articles of Incorporation (the “Restated Articles of Incorporation, as amended”), the effect of those shares and their related dividends were excluded from the calculation of diluted net income per common share for the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less as well as unrestricted demand deposits at highly rated financial institutions. The Company’s cash balances fluctuate throughout the year and may exceed Federal Deposit Insurance Company insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

Restricted Cash

Restricted cash consists of cash the Company has pledged to cover initial and variation margin with its financing and certain derivative counterparties.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company's consolidated balance sheet as of the periods indicated that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$295,602	$62,582
Restricted cash	7,077	71,648
Total cash, cash equivalents, and restricted cash shown on consolidated statement of cash flows	$302,679	$134,230

Mortgage-Backed Securities

The Company’s MBS are recorded at fair value on the Company’s consolidated balance sheet. MBS purchased prior to December 31, 2020 are designated as available for sale with changes in fair value reported in other comprehensive income (“OCI”) as an unrealized gain (loss) until the investment is sold or matures. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of available-for-sale investments, net” using the specific identification method. Effective January 1, 2020, the Company elected the fair value option for all MBS purchased on or after that date with changes in fair value reported in net income as “gain (loss) on investments, net”. Management is electing the fair value option so that GAAP net income will reflect the changes in fair value for its future purchases of MBS in a manner consistent with the presentation and timing of the changes in fair value of its derivative instruments. Electing the fair value option is increasing as an industry trend for mortgage REITs who have not elected cash flow hedge accounting.

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

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from pricing services and broker quotes. The remainder of the Company’s MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancements as well as certain other relevant information. Please refer to Note 6 for further discussion of MBS fair value measurements.

Allowance for Credit Losses. The Company recently adopted Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses. On at least a quarterly basis, the Company evaluates any MBS designated as available-for-sale with a fair value less than its amortized cost for credit losses. If the difference between the present value of cash flows expected to be collected on the MBS is less than its amortized cost, the difference is recorded as an allowance for credit loss through net income up to and not exceeding the amount that the amortized cost exceeds current fair value. Subsequent changes in credit loss estimates are recognized in earnings in the period in which they occur. Because the majority of the Company’s investments are higher credit quality and most are guaranteed by a GSE, the Company is not likely to have an allowance for credit losses related to its MBS recorded on its consolidated balance sheet.

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

The Company enters into long and short positions in U.S. Treasury futures contracts, which are valued based on exchange pricing with daily margin settlements. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract. Daily margin exchanges for the Company’s U.S. Treasury futures are not considered legal settlement of the instrument.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The Company’s put options on U.S. Treasury futures provide the Company the right, but not an obligation, to buy U.S. Treasury futures at a predetermined notional amount and stated term in the future. Put options on U.S. Treasury futures are valued based on exchange pricing without daily exchanges of margin amounts. The Company records the premium paid for the option contract as a derivative asset on its consolidated balance sheet and adjusts the balance for changes in fair value through “gain (loss) on derivative instruments” until the option is exercised or the contract expires. The Company may also purchase options for interest rate swaps (“interest rate swaptions”) and defer the premium payment until the effective date. The premium payable and underlying swaption are accounted for as a single unit of account.

As of December 31, 2020, the Company does not have any interest rate swap agreements outstanding due to management’s expectations of low financing costs for the near term and the increase in margin requirements from counterparties since the onset of the pandemic. All of the Company’s interest rate swap agreements held as of December 31, 2019 were centrally cleared through the Chicago Mercantile Exchange (“CME”), which required the Company to post initial margin as collateral as well as variation margin for changes in the fair value of the CME cleared swaps. The exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily exchange of variation margin associated with CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability.

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

Please refer to Note 5 for additional information regarding the Company’s derivative instruments as well as Note 6 for information on how the fair value of these instruments are calculated.

Share-Based Compensation

Pursuant to the Company’s 2020 Stock and Incentive Plan (the “2020 Plan”), the Company may grant share-based compensation to eligible employees, non-employee directors or consultants or advisors to the Company, including restricted stock awards, stock options, stock appreciation rights, performance units, restricted stock units, and performance cash awards. The Company’s restricted stock currently issued and outstanding may be settled only in shares of its common stock, and therefore are treated as equity awards with their fair value measured by the closing stock price on the grant date and recognized as compensation cost over the requisite service period with a corresponding credit to shareholders’ equity. The Company does not estimate forfeiture rates, but adjusts for actual forfeitures in the periods in which they occur. The requisite service period is the period during which a participant is required to provide service in exchange for an award, which is equivalent to the vesting period specified in the terms of the time-based restricted stock award. None of the Company’s restricted stock awards have performance-based conditions. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock issued to its employees, officers, and directors.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

As previously disclosed in the 2019 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement"), that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. The Receiver subsequently filed a claim for damages with the Northern District Court of approximately $12,600, while the Company filed claims for damages ranging from $13,300 to $30,600, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Agreement and amounts incurred under the Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company has disputed the Receiver’s Objections, arguing, among other things, that the Receiver's Objections are not supportable under Virginia law and has further refined its damages claim to range from $15,961 based on simple interest to $22,752 based on a combination of simple and compound interest, which the Company believes is supportable under Virginia law. There have been no material developments in this matter during the year ended December 31, 2020. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Virginia law, that the likelihood of loss is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss cannot be reasonably estimated, and therefore, no contingent liability has been recorded.

Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the year ended December 31, 2020 that are expected to have a material impact on the Company’s financial condition or results of operations.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. ASU 2021-01, Reference Rate Reform (Topic 848): Scope, was issued to clarify the scope of ASU 2020-04 includes any derivative instrument that uses an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Based on the terms of its derivative instruments held as of December 31, 2020 and its current expected hedging strategy, the Company does not believe either of these pronouncements will have a material impact on its consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 2 – MORTGAGE-BACKED SECURITIES

The majority of the Company’s MBS are pledged as collateral for the Company’s repurchase agreements. The following tables present the Company’s MBS by investment type (including securities pending settlement) as of the dates indicated:

	December 31, 2020
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS	$1,839,046	$57,997	$1,897,043	$49,348	$—	$1,946,391
Agency CMBS	235,801	3,152	238,953	19,597	—	258,550
CMBS IO (1)	—	378,940	378,940	12,081	(982)	390,039
Non-Agency other	1,499	(440)	1,059	267	(51)	1,275
Total MBS:	$2,076,346	$439,649	$2,515,995	$81,293	$(1,033)	$2,596,255
(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $11,277,908 and $9,319,520 respectively, as of December 31, 2020.

	December 31, 2019
	Par	Net Premium (Discount)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS	$2,563,684	$55,770	$2,619,454	$69,082	$(462)	$2,688,074
Agency CMBS	1,890,186	15,414	1,905,600	93,763	(6)	1,999,357
CMBS IO (1)	—	488,145	488,145	11,760	(863)	499,042
Non-Agency other	1,938	(780)	1,158	552	(20)	1,690
Total MBS:	$4,455,808	$558,549	$5,014,357	$175,157	$(1,351)	$5,188,163
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

The following table presents information regarding the "gain (loss) on sale of investments, net" on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Year Ended
	December 31,
	2020		2019		2018
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain (Loss)
Agency RMBS	$2,395,032	$82,689	$796,699	$506	$217,837	$(7,785)
Agency CMBS	2,247,273	225,395	213,199	(6,493)	242,029	(9,218)
Agency CMBS IO	—	—	23,168	232	15,700	146
Non-Agency CMBS IO	—	—	—	—	8,695	51
U.S. Treasuries	—	—	—	—	248,803	(6,567)
	$4,642,305	$308,084	$1,033,066	$(5,755)	$733,064	$(23,373)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	December 31, 2020			December 31, 2019
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$19,266	$(399)	19	$215,792	$(1,139)	27
Non-Agency MBS	33,417	(408)	23	13,607	(146)	7

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$749	$(133)	2	$75,745	$(35)	2
Non-Agency MBS	2,156	(93)	5	1,099	(31)	5

The unrealized losses on the Company’s MBS were the result of declines in market prices and were not credit related; therefore the Company’s allowance for credit losses on its MBS designated as available-for-sale was $0 as of December 31, 2020. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 3 – MORTGAGE LOANS HELD FOR INVESTMENT, NET AND RELATED NON-RECOURSE COLLATERALIZED FINANCING

The Company's mortgage loans held for investment, net are single-family mortgage loans which were originated or purchased by the Company prior to 2000. As of January 1, 2020, management chose to elect the fair value option in accounting for its mortgage loans held for investment pursuant to the provisions of ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, which was issued in May of 2019. Management chose to elect the fair value option in order to be consistent with the Company’s other investments which are measured at fair value. The election of the fair value option resulted in a cumulative adjustment of $(548) to retained earnings on its consolidated balance sheet as of January 1, 2020. Subsequent changes in fair value are recorded in “gain (loss) on investments, net” on the Company’s consolidated statements of comprehensive income. The amortized cost of the Company’s mortgage loans declined to $6,613 as of December 31, 2020 from $9,501 as of December 31, 2019 due primarily to principal payments.

As of December 31, 2020, $2,331 of the principal balance of the Company’s mortgage loans held for investment was pledged as collateral for the one remaining class of the Company's single-family securitization financing bond, which is recorded on the Company's balance sheet as "non-recourse collateralized financing" and had a remaining principal balance of $118. As of December 31, 2019, $3,452 of the principal balance of the Company's mortgage loans held for investment was pledged as collateral for the remaining principal balance of the outstanding bonds of $2,764.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of December 31, 2020 and December 31, 2019 are summarized in the following tables:

	December 31, 2020			December 31, 2019
Collateral Type	Balance (1)	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,874,176	0.23%	$1,973,608	$2,594,645	1.96%	$2,647,638
Agency CMBS	237,649	0.23%	255,741	1,735,848	1.98%	1,901,452
Agency CMBS IO	209,393	0.90%	243,042	255,912	2.30%	282,522
Non-Agency CMBS IO	115,945	1.28%	136,684	165,943	2.67%	193,013
Total repurchase agreements	$2,437,163	0.34%	$2,609,075	$4,752,348	2.01%	$5,024,625

The amounts for fair value of collateral pledged in the table above as of December 31, 2020 include securities with an amortized cost of $141,215 which were sold but not settled as of that date, and for which the proceeds of $150,432 are recorded as “receivable for securities sold” on the consolidated balance sheet. These securities collateralized $140,612 of the Company’s repurchase agreement borrowings outstanding as of December 31, 2020. The Company also had $5 and $6,180 payable to counterparties as of December 31, 2020 and December 31, 2019, respectively, for transactions pending settlement as of those respective dates.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	December 31, 2020			December 31, 2019
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$1,416,608	0.37%	53	$2,078,185	2.12%	34
30 to 90 days	845,394	0.31%	35	2,674,163	1.93%	52
91 to 180 days	175,161	0.22%	13	—	—%	—
Total	$2,437,163	0.34%	44	$4,752,348	2.01%	45

As of December 31, 2020, the Company had repurchase agreement amounts outstanding with 20 of its 37 available repurchase agreement counterparties. The Company has a committed repurchase facility with Wells Fargo that has an aggregate maximum borrowing capacity of $250,000, of which it had $121,379 outstanding at a weighted average borrowing rate of 1.01% as of December 31, 2020. The facility is available to the Company until its maturity date of June 11, 2021. The Company did not have more than 5% of its equity at risk with any of its counterparties as of December 31, 2020.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of December 31, 2020.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of December 31, 2020 and December 31, 2019:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2020
Repurchase agreements	$2,437,163	$—	$2,437,163	$(2,437,163)	$—	$—

December 31, 2019
Repurchase agreements	$4,752,348	$—	$4,752,348	$(4,752,348)	$—	$—
(1) Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

Please see Note 5 for information related to the Company’s derivatives, which are also subject to underlying agreements with master netting or similar arrangements.

NOTE 5 – DERIVATIVES

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

TBA Transactions. The Company purchases TBA securities as a means of investing in non-specified fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its book value exposure to Agency RMBS. The Company holds long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased (or sold) for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. The Company accounts for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because it cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will not settle in the shortest period possible.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

(Loss) Gain on Derivative Instruments, Net

The table below provides detail of the Company’s “(loss) gain on derivative instruments, net” by type of derivative for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2020	2019	2018
Interest rate swaps	$(182,942)	$(202,450)	$10,363
Interest rate swaptions	680	(5,607)	—
Futures	(15,046)	2,250	(2,722)
Options on U.S. Treasury futures	(26,186)	(1,422)	(658)
TBA securities - long positions	61,245	20,020	(10,737)
TBA securities - short positions	(10,041)	260	293
Loss on derivative instruments, net	$(172,290)	$(186,949)	$(3,461)

The table below summarizes information about the carrying value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	December 31, 2020	December 31, 2019
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$1,094	$2,883
Interest rate swaptions	Derivative assets	Economic hedging	1,360	573
TBA securities - long positions	Derivative assets	Investing	8,888	834
Total derivatives assets			$11,342	$4,290

Interest rate swaptions	Derivative liabilities	Economic hedging	$(107)	$—
U.S. Treasury futures	Derivative liabilities	Economic hedging	(1,527)	—
TBA securities - short positions	Derivative liabilities	Economic hedging	—	(974)
Total derivatives liabilities			$(1,634)	$(974)

The following table provides details on the Company’s interest rate swaptions held as of the dates indicated:

	Option			Underlying Payer Swap
Months to Expiration	Cost	Fair Value	Average Term to Expiration	Notional Amount	Average Fixed Pay Rate	Average Term in Years
As of December 31, 2020:
6 months or less	$6,312	$1,161	3 months	$750,000	1.02%	10
Greater than 6 months	6,688	92	8 months	500,000	1.16%	10
	$13,000	$1,253		$1,250,000	1.07%
As of December 31, 2019:
6 months or less	$6,180	$573	1 month	$750,000	2.07%	10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table provides details on the Company’s U.S. Treasury futures and options on U.S. Treasury futures held as of the dates indicated:

	As of December 31, 2020:			As of December 31, 2019:
	Notional Amount Long (Short)	Fair Value	Average Term to Expiration	Notional Amount Long (Short)	Fair Value	Average Term to Expiration
Options on U.S. Treasury futures	$500,000	$1,094	1 month	$1,350,000	$2,883	2 months
U.S. Treasury futures - short positions	(825,000)	(1,527)	2 months	—	—	—

The following table summarizes information about the Company's TBA securities as of the dates indicated:

	December 31, 2020		December 31, 2019
TBA securities	Long Positions	Short Positions	Long Positions	Short Positions
Implied market value (1)	$1,572,949	$—	$442,161	$(520,117)
Implied cost basis (2)	1,564,061	—	441,327	(519,143)
Net carrying value (3)	$8,888	$—	$834	$(974)
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

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the period indicated:

Type of Derivative Instrument	Notional Amount as of December 31, 2019	Additions	Settlements, Terminations, or Pair-Offs	Notional Amount as of December 31, 2020
Interest rate swaps	$4,225,000	$2,915,000	$(7,140,000)	$—
Interest rate swaptions	750,000	1,250,000	(750,000)	1,250,000
U.S. Treasury futures - short positions	—	5,737,600	(4,912,600)	825,000
Options on U.S. Treasury futures	1,350,000	5,650,000	(6,500,000)	500,000
TBA - long positions	435,000	15,516,000	(14,436,000)	1,515,000
TBA - short positions	500,000	3,017,000	(3,517,000)	—

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2020 and December 31, 2019:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2020
Interest rate swaptions	$1,360	$—	$1,360	$(107)	$—	$1,253
Options on U.S. Treasury futures	1,094	—	1,094	—	—	1,094
TBA - long positions	8,888	—	8,888	—	(7,681)	1,207
Derivative assets	$11,342	$—	$11,342	$(107)	$(7,681)	$3,554
December 31, 2019
Interest rate swaptions	$573	$—	$573	$—	$—	$573
Options on U.S. Treasury futures	2,883	—	2,883	—	—	2,883
TBA - long positions	834	—	834	(380)	—	454
Derivative assets	$4,290	$—	$4,290	$(380)	$—	$3,910

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2020
U.S. Treasury futures-short positions	$(1,527)	—	$(1,527)	$—	$1,527	$—
Interest rate swaptions	(107)	—	(107)	107	—	—
Derivative liabilities	$(1,634)	$—	$(1,634)	$107	$1,527	$—

December 31, 2019
TBA - short positions	$(974)	—	$(974)	$380	—	$(594)
Derivative liabilities	$(974)	$—	$(974)	$380	$—	$(594)
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

Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

	December 31, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$2,596,255	$—	$2,594,980	$1,275	$5,188,163	$—	$5,186,473	$1,690
Mortgage loans held for investment (1)	6,264	—	—	6,264	8,857	—	—	8,857
Derivative assets:
Options on U.S. Treasury futures	1,094	1,094	—	—	2,883	2,883	—	—
Interest rate swaptions	1,360	—	1,360	—	573	—	573	—
TBA securities-long positions	8,888	—	8,888	—	834	—	834	—
Total assets carried at fair value	$2,613,861	$1,094	$2,605,228	$7,539	$5,201,310	$2,883	$5,187,880	$10,547

Liabilities carried at fair value:
U.S. Treasury futures	$1,527	$1,527	$—	$—	$—	$—	$—	$—
Interest rate swaptions	107	—	107	—	—	—	—	—
TBA securities-short positions	—	—	—	—	974	—	974	—
Total liabilities carried at fair value	$1,634	$1,527	$107	$—	$974	$—	$974	$—
(1) Mortgage loans held for investment were carried at amortized cost of $9,405 on the Company’s consolidated balance sheet as of December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The fair value measurements for the Company's MBS are considered Level 2 when there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets and are based on prices received from pricing services and quotes from brokers. In valuing a security, the pricing service uses either a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, or an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. The Company reviews the prices it receives from its pricing sources as well as the assumptions and inputs utilized by its pricing sources for reasonableness. Examples of these observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things.

The Company owns other non-Agency MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of December 31, 2020. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the year ended December 31, 2020 is presented in the following table:

	Year Ended
	December 31, 2020
	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$1,690	$9,405
Change in fair value (1)	(316)	(253)
Principal payments	(439)	(2,854)
Accretion (amortization)	340	(34)
Balance as of end of period	$1,275	$6,264
(1) Change in fair value for other non-Agency MBS is recorded as unrealized gain (loss) in “other comprehensive income”. Change in fair value for mortgage loans is recorded as unrealized gain (loss) in “gain(loss) on investments, net“ and the amount shown for the year ended December 31, 2020 is net of a cumulative adjustment of $(548) made to the amortized cost as of December 31, 2019 as a result of the Company’s election of the fair value option for its mortgage loans effective January 1, 2020.

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

The Company also had interest rate swap agreements outstanding as of December 31, 2019. The fair value of interest rate swaps is measured using the income approach with the forward interest rate swap curve as its primary input, which is considered an observable input, and thus their fair values are considered Level 2 measurements. The carrying value on the Company’s consolidated balance sheet as of December 31, 2019 nets to $0 because the daily exchange of variation margin is legally considered as settlement of the derivative as opposed to a pledge of collateral. The Company did not have any interest rate swap agreements outstanding as of December 31, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has designated 6,600,000 shares for issuance as Series C Preferred Stock, and the Company sold 4,460,000 of such shares during the first quarter of 2020 through a public offering for which it received proceeds of $107,843, net of $3,657 in broker commissions and other expenses. The Company used the proceeds to redeem all 2,300,000 outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock at an aggregate redemption price of approximately $25.35 per share, which included accumulated and unpaid dividends declared as of the redemption date March 14, 2020. The Company also used the proceeds to partially redeem 1,700,000 shares of its Series B Preferred Stock at an aggregate redemption price of approximately $25.32 per share, which included accumulated and unpaid dividends declared as of the redemption date March 16, 2020. The excess of the $25.00 liquidation price per share over the carrying value of the preferred stock redeemed resulted in a charge of $(3,914) to net income to common shareholders for the year ended December 31, 2020.

The Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Preferred Stock. The Company had 2,788,330 shares of its Series B Preferred Stock remaining as of December 31, 2020, which could be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, as amended, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series B Preferred Stock paid a cumulative cash dividend equivalent to 7.625% of the $25.00 liquidation preference per share each year. The Series C Preferred stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025 upon which date and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of three-month LIBOR plus a spread of 5.461%. The Company paid its regular quarterly dividend of $0.4765625 per share of Series B Preferred Stock and $0.43125 per share of Series C Preferred Stock on January 15, 2021 to shareholders of record as of January 1, 2021.

Common Stock. The following table summarizes information regarding monthly dividend declarations on the Company’s common stock during the year ended December 31, 2020:

	Year Ended
	December 31, 2020
Declaration Date	Amount Declared	Record Date	Payment Date
January 13, 2020	$0.15	January 24, 2020	February 3, 2020
February 14, 2020	0.15	February 24, 2020	March 2, 2020
March 10, 2020	0.15	March 23, 2020	April 1, 2020
April 8, 2020	0.15	April 22, 2020	May 1, 2020
May 12, 2020	0.15	May 22, 2020	June 1, 2020
June 10. 2020	0.13	June 22, 2020	July 1, 2020
July 13, 2020	0.13	July 23, 2020	August 4, 2020
August 10, 2020	0.13	August 21, 2020	September 1, 2020
September 14, 2020	0.13	September 24, 2020	October 1, 2020
October 13, 2020	0.13	October 23, 2020	November 2, 2020
November 10, 2020	0.13	November 20, 2020	December 1, 2020
December 10, 2020	0.13	December 21, 2020	January 4, 2021

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Stock and Incentive Plans. The Company’s Board adopted the 2020 Stock and Incentive Plan, which was approved by the Company’s shareholders on June 9, 2020. The 2020 Plan, which replaced the Company’s 2018 Stock and Incentive Plan (the “2018 Plan”), reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Awards previously granted under the 2018 Plan or any other prior equity plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan. Total stock-based compensation expense recognized by the Company for the year ended December 31, 2020 was $1,823 compared to $1,205 and $1,231 for the years ended December 31, 2019 and December 31, 2018, respectively. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	119,213	$18.56	113,904	$19.19	117,701	$21.02
Granted	240,293	13.88	68,004	18.09	71,053	18.95
Vested	(77,113)	17.94	(62,695)	19.20	(74,850)	21.85
Forfeited	(632)	17.10	—	—	—	—
Restricted stock outstanding as of end of period	281,761	$14.74	119,213	$18.56	113,904	$19.19

As of December 31, 2020, the grant date fair value of the Company’s remaining nonvested restricted stock is $2,760 which will be amortized into compensation expense over a weighted average period of 2.1 years.

NOTE 8 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its NOL carryforward was $77,492 for the year ended December 31, 2020, $23,334 for the year ended December 31, 2019, and $21,085 for the year ended December 31, 2018. After common and preferred dividend distributions during those years as well as utilization of the Company's NOL carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2020 and did not incur any material income tax liability for the years ending December 31, 2019 or December 31, 2018. As of December 31, 2020, the Company has $17,353 of NOL carryforward remaining which will expire over the next 5 years.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740 as of December 31, 2020, December 31, 2019, or December 31, 2018, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 9 – RELATED PARTY TRANSACTIONS

As noted in previous filings, DCI, a former affiliate of the Company, was named a party to several lawsuits in 1999 and 2000 regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. The Company was named a party to several of the lawsuits (the “DCI Litigation”) due to its affiliation with DCI. In December 2000, the Company and DCI entered into a Litigation Cost Sharing Agreement (the “Agreement”) whereby the Company agreed to advance DCI's portion of the costs of defending against the DCI Litigation. As discussed in Note 1, certain plaintiffs are seeking to enforce the DCI judgment against the Company under various legal theories including pursuant to the Agreement. The Company's advances to cover DCI's costs for the DCI Litigation during the years ended December 31, 2020, 2019, and 2018 were $0, $63, and $307, respectively, not including interest. As of December 31, 2020, the Company has a receivable on its consolidated balance sheet of $15,961 for advances made in connection with the DCI Litigation and amounts due, including interest, under the Agreement, which has been fully reserved for collectability by the Company because DCI does not currently have any assets. DCI is currently wholly owned by an unaffiliated company whose sole shareholder is an executive of the Company..

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020:

•the Company issued 3,162,500 shares of common stock through an underwritten public offering for which it received proceeds of approximately $55,510, net of expenses; and

•the Company redeemed the remaining 2,788,330 shares of its Series B Preferred Stock at an aggregate redemption price of approximately $25.15 per share, which included accumulated and unpaid dividends declared as of the redemption date of February 15, 2021.