Form 10-Q
period 2021-03-31
DYNEX CAPITAL INC
filed 2021-05-03
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No            ☒

On April 30, 2021, the registrant had 30,879,569 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.
2

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Cash	$328,936	$295,602
Cash collateral posted to counterparties	49,180	14,758
Mortgage-backed securities (including pledged of $2,173,333 and $2,467,859, respectively), at fair value	2,380,373	2,596,255
Mortgage loans held for investment, at fair value	5,749	6,264
Receivable for sales pending settlement	5,067	150,432
Derivative assets	109,746	11,342
Accrued interest receivable	15,480	14,388
Other assets, net	6,577	6,394
Total assets	$2,901,108	$3,095,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,032,089	$2,437,163
Payable for purchases pending settlement	24,455	5
Derivative liabilities	19,866	1,634
Cash collateral posted by counterparties	83,776	7,681
Accrued interest payable	418	1,410
Accrued dividends payable	5,639	5,814
Other liabilities	3,589	8,275
Total liabilities	2,169,832	2,461,982

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 7,248,330 shares issued and outstanding, respectively ($111,500 and $181,208 aggregate liquidation preference, respectively)	$107,843	$174,564
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 30,879,569 and 23,697,970 shares issued and outstanding, respectively	309	237
Additional paid-in capital	997,326	869,495
Accumulated other comprehensive income	15,105	80,261
Accumulated deficit	(389,307)	(491,104)
Total shareholders’ equity	731,276	633,453
Total liabilities and shareholders’ equity	$2,901,108	$3,095,435
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2021	2020
Interest income	$13,892	$39,822
Interest expense	(1,633)	(22,101)
Net interest income	12,259	17,721

Gain on sale of investments, net	4,697	84,783
Loss on investments, net	(980)	(372)
Gain (loss) on derivative instruments, net	107,801	(195,567)
Other operating expense, net	(380)	(423)
General and administrative expenses:
Compensation and benefits	(3,096)	(2,163)
Other general and administrative	(2,372)	(2,458)
Net income (loss)	117,929	(98,479)
Preferred stock dividends	(2,559)	(3,841)
Preferred stock redemption charge	(2,987)	(3,914)
Net income (loss) to common shareholders	$112,383	$(106,234)

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(60,459)	$157,755
Reclassification adjustment for realized gain on sale of available-for-sale investments, net	(4,697)	(84,783)
Total other comprehensive (loss) income	(65,156)	72,972
Comprehensive income (loss) to common shareholders	$47,227	$(33,262)

Net income (loss) per common share-basic and diluted	$4.20	$(4.63)
Weighted average common shares-basic and diluted	26,788,693	22,963,084
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($ in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of adopting accounting standard ASU 2019-05	—	—	—	—	—	—	(548)	(548)
Adjusted Balance, January 1, 2020	6,788,330	162,807	22,945,993	229	858,347	173,806	(612,749)	582,440
Stock issuance	4,460,000	107,988	—	—	—	—	—	107,988
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	67,511	1	306	—	—	307
Stock repurchase	—	—	(18,782)	—	(206)	—	—	(206)
Adjustments for tax withholding on share-based compensation	—	—	(12,744)	—	(235)	—	—	(235)
Stock issuance costs	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	(98,479)	(98,479)
Dividends on preferred stock	—	—	—	—	—	—	(3,841)	(3,841)
Dividends on common stock	—	—	—	—	—	—	(10,330)	(10,330)
Other comprehensive income	—	—	—	—	—	72,972	—	72,972
Balance as of March 31, 2020	7,248,330	$174,709	22,981,978	$230	$858,203	$246,778	$(729,313)	$550,607

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
Stock issuance	—	—	7,187,500	72	128,078	—	—	128,150
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	16,722	—	451	—	—	451
Adjustments for tax withholding on share-based compensation	—	—	(22,623)	—	(428)	—	—	(428)
Stock issuance costs	—	—	—	—	(270)	—	—	(270)
Net income	—	—	—	—	—	—	117,929	117,929

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Dividends on preferred stock	—	—	—	—	—	—	(2,559)	(2,559)
Dividends on common stock	—	—	—	—	—	—	(10,586)	(10,586)
Other comprehensive income	—	—	—	—	—	(65,156)	—	(65,156)
Balance as of March 31, 2021	4,460,000	$107,843	30,879,569	$309	$997,326	$15,105	$(389,307)	$731,276
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income (loss)	$117,929	$(98,479)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on derivative instruments, net	(107,801)	195,567
Gain on sale of investments, net	(4,697)	(84,783)
Loss on investments, net	980	372
Amortization of investment premiums, net	30,161	33,118
Other amortization and depreciation, net	599	499
Stock-based compensation expense	452	307
(Increase) decrease in accrued interest receivable	(1,092)	3,105
Decrease in accrued interest payable	(992)	(5,979)
Change in other assets and liabilities, net	(5,350)	254
Net cash provided by operating activities	30,189	43,981
Investing activities:
Purchase of investments	(68,543)	(155,594)
Principal payments received on investments	118,022	140,032
Proceeds from sales of investments	220,194	487,464
Principal payments received on mortgage loans held for investment	488	615
Net receipts (payments) on derivatives, including terminations	52,079	(187,822)
Increase in cash collateral posted by counterparties	76,095	3,185
Net cash provided by investing activities	398,335	287,880
Financing activities:
Borrowings under repurchase agreements	4,494,067	16,555,552
Repayments of repurchase agreement borrowings	(4,899,141)	(16,899,794)
Principal payments on non-recourse collateralized financing	(118)	(569)
Proceeds from issuance of preferred stock	—	107,988
Proceeds from issuance of common stock	128,150	—
Cash paid for redemption of preferred stock	(69,708)	(100,000)
Cash paid for stock issuance costs	(270)	—
Cash paid for common stock repurchases	—	(206)
Payments related to tax withholding for stock-based compensation	(428)	(235)
Dividends paid	(13,320)	(15,027)
Net cash used in financing activities	(360,768)	(352,291)

Net increase (decrease) in cash and cash posted to counterparties	67,756	(20,430)
Cash and cash posted to counterparties at beginning of period	310,360	136,230
Cash and cash posted to counterparties at end of period	$378,116	$115,800
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$2,619	$28,074
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (“Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in debt securities, the majority of which are specified pools of Agency mortgage-backed securities (“MBS”) consisting of commercial MBS (“CMBS”), residential MBS (“RMBS”), and CMBS interest-only (“IO”) securities and non-Agency MBS, which consist mainly of CMBS IO. Agency MBS have a guaranty of principal payment by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment. The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2021. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC.

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

The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of March 31, 2021; however, the uncertainty over the impact that the COVID-19 pandemic may continue to have on the global economy and on the Company’s business makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of COVID-19. The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global capital markets and supply chains as well as the economy of the U.S. and other countries impacted by COVID-19. In particular, as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by the U.S. Congress, which includes assistance to homeowners and renters, both Fannie Mae and Freddie Mac have implemented mortgage forbearance policies that allow borrowers to delay their mortgage payments for up to 18 months and placed a moratorium on foreclosures on single-family homes until June 30, 2021. The impact of high levels of forbearance on the Company’s MBS could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the Federal Housing Finance Agency (“FHFA”), the U.S. Federal Reserve (“Federal Reserve”), and federal and state governments. The nature and timing of any such future public policy choices and actions are unpredictable, including the potential impact on MBS prices and prepayment speeds. Though these supportive actions have helped cushion the economic damage from the disruption of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

pandemic to date, the Company can give no assurance as to how, in the long term, these and other actions by the U.S. government and GSEs will affect the efficiency, liquidity and stability of the financial and mortgage markets.

Reclassifications

    Certain items on the Company’s consolidated balance sheet as of December 31, 2020 have been reclassified to conform to the current period’s presentation. In the Company’s 2020 Form 10-K, restricted cash on the consolidated balance sheet as of December 31, 2020 consisted of the cash collateral posted by the Company to its counterparties to cover initial and variation margin related to its financing and derivative instruments, net of any cash collateral received by the Company from its counterparties. Restricted cash has been renamed “cash collateral posted to counterparties” within total assets, and cash collateral of $7,681 posted by counterparties as of December 31, 2020 has been reclassified to “cash collateral posted by counterparties” within total liabilities.

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

The Company consolidates a securitization trust, which has residential mortgage loans included in “mortgage loans held for investment” on its consolidated balance sheet, of which a portion is pledged as collateral for one remaining non-recourse collateralized bond classified within “other liabilities” on its consolidated balance sheet. The Company owns the subordinate class in the trust and has been deemed the primary beneficiary.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. The Company did not have any potentially dilutive securities outstanding during the three months ended March 31, 2021 or March 31, 2020.

The Company currently has unvested service-based restricted stock issued and outstanding. Holders of unvested shares of restricted stock are eligible to receive non-forfeitable dividends. As such, unvested shares of restricted stock are considered participating securities and therefore are included in the computation of basic net income per common share using

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

the two-class method. Upon vesting, restrictions on transfer expire on each share of restricted stock, and each such share represents one unrestricted share of common stock.

Because the Company’s 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) is redeemable at the Company’s option for cash only and convertible into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIC of the Company’s Articles of Amendment to the Restated Articles of Incorporation (the “Restated Articles of Incorporation, as amended”), the effect of those shares and their related dividends were excluded from the calculation of diluted net income per common share for the periods presented.

Cash

Cash includes unrestricted demand deposits at highly rated financial institutions. The Company’s cash balances fluctuate throughout the year and may exceed Federal Deposit Insurance Company insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents amounts pledged/received to cover initial and variation margin related to the Company’s financing and derivative instruments.

The following table provides a reconciliation of cash and cash posted to counterparties reported on the Company's consolidated balance sheet as of the period indicated that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2021:

March 31, 2021
Cash	$328,936
Cash collateral posted to counterparties	49,180
Total cash and cash posted to counterparties shown on consolidated statement of cash flows	$378,116

Mortgage-Backed Securities

The Company’s MBS are recorded at fair value on the Company’s consolidated balance sheet. MBS purchased prior to January 1, 2021 are designated as available for sale (“AFS”) with changes in fair value reported in other comprehensive income (“OCI”) as an unrealized gain (loss) until the investment is sold or matures. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) into net income as a realized “gain (loss) on sale of investments, net” using the specific identification method. Effective January 1, 2021, the Company elected the fair value option for all MBS purchased on or after that date with changes in fair value reported in net income as “gain (loss) on investments, net”. Management is electing the fair value option so that GAAP net income will reflect the changes in fair value for its future purchases of MBS in a manner consistent with the presentation and timing of the changes in fair value of its derivative instruments. Electing the fair value option is increasing as an industry trend for mortgage REITs who have not elected cash flow hedge accounting. “Gain (loss) on investments, net”, which was titled “fair value adjustments, net” in prior reporting periods, also includes changes in fair value for mortgage loans held for investment for which the Company elected the fair value option effective January 1, 2020.

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or “IO” securities) and their contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS are amortized or accreted into interest income over the projected life of such securities using the effective yield method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company’s projections of future cash payments are based on input and analysis received from external sources and internal models and include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

Allowance for Credit Losses. On at least a quarterly basis, the Company evaluates any MBS designated as AFS with a fair value less than its amortized cost for credit losses. If the difference between the present value of cash flows expected to be collected on the MBS is less than its amortized cost, the difference is recorded as an allowance for credit loss through net income up to and not exceeding the amount that the amortized cost exceeds current fair value. Subsequent changes in credit loss estimates are recognized in earnings in the period in which they occur. Because the majority of the Company’s investments are higher credit quality and most are guaranteed by a GSE, the Company is not likely to have an allowance for credit losses related to its MBS recorded on its consolidated balance sheet.

Repurchase Agreements

The Company’s repurchase agreements, which are used to finance its purchases of MBS, are accounted for as secured borrowings under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, which is disclosed parenthetically on the Company’s consolidated balance sheets. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. Most of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or, in an instance when such source is not available, the value determination is made by the lender.

Derivative Instruments

As of March 31, 2021, the Company’s derivative instruments include U.S. Treasury futures, options on U.S. Treasury futures, options on interest rate swaps (“swaptions”) and TBA securities, which are forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis. Derivative instruments are reported at their fair value on the Company’s consolidated balance sheet as derivative assets if in a gain position or as derivative liabilities if in a loss position, at the end of the period reported. All periodic interest benefits/costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

The Company currently has short positions in U.S. Treasury futures contracts, which are valued based on exchange pricing with daily margin settlements. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract. Daily margin exchanges for the Company’s U.S. Treasury futures are not considered legal settlement of the instrument.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The Company’s options on U.S. Treasury futures provide the Company the right, but not an obligation, to buy U.S. Treasury futures at a predetermined notional amount and stated term in the future. Options on U.S. Treasury futures are valued based on exchange pricing without daily exchanges of margin amounts. The Company records the premium paid for the option contract as a derivative asset on its consolidated balance sheet and adjusts the balance for changes in fair value through “gain (loss) on derivative instruments” until the option is exercised or the contract expires. The Company may also purchase swaptions and defer the premium payment until the effective date. The premium payable and underlying swaption are accounted for as a single unit of account.

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

Please refer to Note 4 for additional information regarding the Company’s derivative instruments as well as Note 5 for information on how the fair value of these instruments is calculated.

Share-Based Compensation

Pursuant to the Company’s 2020 Stock and Incentive Plan (the “2020 Plan”), the Company may grant share-based compensation to eligible employees, non-employee directors or consultants or advisors to the Company, including restricted stock awards, stock options, stock appreciation rights, performance-based and service-based restricted stock units, and performance cash awards. Currently, the Company has shares of restricted stock issued and outstanding which are treated as equity awards and recorded at their fair value which is measured using the closing stock price on the date of the grant. The compensation cost is recognized over the vesting period with a corresponding credit to shareholders’ equity using the straight-line method. The Company does not estimate forfeiture rates, but adjusts for actual forfeitures in the periods in which they occur. The Company does not currently have any share-based compensation issued or outstanding other than restricted stock issued to its employees, officers, and directors.

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

As previously disclosed in the 2020 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement"), that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. The Receiver subsequently filed a claim for damages with the Northern District Court of approximately $12,600, while the Company filed claims for damages ranging

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

from $13,300 to $30,600, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Agreement and amounts incurred under the Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company has disputed the Receiver’s Objections, arguing, among other things, that the Receiver's Objections are not supportable under Virginia law and has further refined its damages claim to range from $15,961 based on simple interest to $22,752 based on a combination of simple and compound interest, which the Company believes is supportable under Virginia law. There have been no material developments in this matter during the three months ended March 31, 2021. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Virginia law, that the likelihood of loss is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss cannot be reasonably estimated, and therefore, no contingent liability has been recorded.

Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the three months ended March 31, 2021 that are expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – MORTGAGE-BACKED SECURITIES

The following tables present the Company’s MBS by investment type as of the dates indicated:

	March 31, 2021
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,651,864	$234,091	$—	$1,354	$1,887,309
Unamortized premium (discount)	55,118	2,975	352,655	(370)	410,378
Amortized cost	1,706,982	237,066	352,655	984	2,297,687
Gross unrealized gain	13,646	12,551	14,200	202	40,599
Gross unrealized loss	(24,473)	—	(979)	(43)	(25,495)
Fair value	1,696,155	249,617	365,876	1,143	2,312,791

MBS measured at fair value through net income:
Par value	$67,692	$—	$—	$—	$67,692
Unamortized premium (discount)	850	—	—	—	850
Amortized cost	68,542	—	—	—	68,542
Gross unrealized gain	—	—	—	—	—
Gross unrealized loss	(960)	—	—	—	(960)
Fair value	67,582	—	—	—	67,582

Total as of March 31, 2021	$1,763,737	$249,617	$365,876	$1,143	$2,380,373
(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $11,097,619 and $9,209,025 respectively, as of March 31, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2020
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,839,046	$235,801	$—	$1,499	$2,076,346
Unamortized premium (discount)	57,997	3,152	378,940	(440)	439,649
Amortized cost	1,897,043	238,953	378,940	1,059	2,515,995
Gross unrealized gain	49,348	19,597	12,081	267	81,293
Gross unrealized loss	—	—	(982)	(51)	(1,033)
Fair value	1,946,391	258,550	390,039	1,275	2,596,255

MBS measured at fair value through net income:
Par value	$—	$—	$—	$—	$—
Unamortized premium (discount)	—	—	—	—	—
Amortized cost	—	—	—	—	—
Gross unrealized gain	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—
Fair value	—	—	—	—	—

Total as of December 31, 2020	$1,946,391	$258,550	$390,039	$1,275	$2,596,255
(1) The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $11,277,908 and $9,319,520, respectively, as of December 31, 2020.

The majority of the Company’s MBS are pledged as collateral for the Company’s repurchase agreements which are disclosed in Note 3. Actual maturities of MBS are affected by the contractual lives of the underlying mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore, actual maturities are generally shorter than the securities' stated contractual maturities.

The following table presents information regarding the "gain on sale of investments, net" on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2021		2020
	Proceeds Received	Realized Gain	Proceeds Received	Realized Gain
Agency RMBS-designated as AFS	$74,829	$4,697	$1,817,350	$64,094
Agency CMBS-designated as AFS	—	—	173,684	20,689
	$74,829	$4,697	$1,991,034	$84,783

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	March 31, 2021			December 31, 2020
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,446,354	$(25,019)	32	$19,266	$(399)	19
Non-Agency MBS	5,221	(111)	5	33,417	(408)	23

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$846	$(224)	5	$749	$(133)	2
Non-Agency MBS	5,029	(140)	8	2,156	(93)	5

The unrealized losses on the Company’s MBS were the result of declines in market prices and were not credit related; therefore the Company’s allowance for credit losses on its MBS designated as AFS was $0 as of March 31, 2021. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value in accordance with GAAP. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 3 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of March 31, 2021 and December 31, 2020 are summarized in the following tables:

	March 31, 2021			December 31, 2020
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,499,034	0.16%	$1,568,623	$1,874,176	0.23%	$1,973,608
Agency CMBS	234,228	0.16%	246,936	237,649	0.23%	255,741
Agency CMBS IO	191,882	0.78%	228,854	209,393	0.90%	243,042
Non-Agency CMBS IO	106,945	1.01%	128,920	115,945	1.28%	136,684
Total repurchase agreements	$2,032,089	0.26%	$2,173,333	$2,437,163	0.34%	$2,609,075

The amounts for fair value of collateral pledged in the table above as of December 31, 2020 include securities with an amortized cost of $141,215 which were sold but not settled as of that date, and for which the proceeds of $150,432 are recorded within “receivable for sales pending settlement” on the consolidated balance sheet. These securities collateralized $140,612 of the Company’s repurchase agreement borrowings outstanding as of December 31, 2020. The Company also had $24,455 and $5 payable to counterparties as of March 31, 2021 and December 31, 2020, respectively, for purchases pending settlement as of those respective dates. The Company had repurchase agreement borrowings outstanding with 20 different counterparties as of March 31, 2021, and its equity at risk did not exceed 5% with any counterparty as of that date.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	March 31, 2021			December 31, 2020
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$1,119,808	0.27%	24	$1,416,608	0.37%	53
30 to 90 days	753,223	0.28%	42	845,394	0.31%	35
91 to 180 days	159,058	0.17%	14	175,161	0.22%	13
Total	$2,032,089	0.26%	30	$2,437,163	0.34%	44

The Company has one committed repurchase facility with Wells Fargo that has an aggregate maximum borrowing capacity of $250,000, of which it had $114,251 outstanding at a weighted average borrowing rate of 0.97% as of March 31, 2021. The maturity date for the facility is June 11, 2021. The Company is expecting to renew the facility as it has in prior periods and with similar terms. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of March 31, 2021.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following tables present information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of March 31, 2021 and December 31, 2020:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2021
Repurchase agreements	$2,032,089	$—	$2,032,089	$(2,032,089)	$—	$—

December 31, 2020
Repurchase agreements	$2,437,163	$—	$2,437,163	$(2,437,163)	$—	$—
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

Gain (Loss) on Derivative Instruments, Net

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2021	2020
Interest rate swaps	$—	$(182,181)
Interest rate swaptions	57,763	(573)
U.S. Treasury futures	95,647	(8,447)
Options on U.S. Treasury futures	12,617	(10,727)
TBA securities - long positions	(58,226)	18,432
TBA securities - short positions	—	(12,071)
Gain (loss) on derivative instruments, net	$107,801	$(195,567)

The table below summarizes information about the carrying value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2021	December 31, 2020
U.S. Treasury futures	Derivative assets	Economic hedging	$72,723	$—
Options on U.S. Treasury futures	Derivative assets	Economic hedging	9,180	1,094
Interest rate swaptions	Derivative assets	Economic hedging	27,843	1,360
TBA securities	Derivative assets	Investing	—	8,888
Total derivatives assets			$109,746	$11,342

Interest rate swaptions	Derivative liabilities	Economic hedging	$—	$(107)
U.S. Treasury futures	Derivative liabilities	Economic hedging	—	(1,527)
TBA securities	Derivative liabilities	Investing	(19,866)	—
Total derivatives liabilities			$(19,866)	$(1,634)

The following table provides details on the Company’s interest rate swaptions held as of the dates indicated:

	Option		Underlying Payer Swap
Average Months to Expiration	Cost	Fair Value	Notional Amount	Average Fixed Pay Rate	Average Term in Years
As of March 31, 2021:
6 months or less	$2,963	$14,208	$250,000	1.12%	10
6-9 months	3,725	13,635	250,000	1.19%	10
	$6,688	$27,843	$500,000	1.16%
As of December 31, 2020:
6 months or less	$6,312	$1,161	$750,000	1.02%	10
6-9 months	6,688	92	500,000	1.16%	10
	$13,000	$1,253	$1,250,000	1.07%

The following table provides details on the Company’s U.S. Treasury futures and options on U.S. Treasury futures held as of the dates indicated:

	March 31, 2021			December 31, 2020:
	Notional Amount Long (Short)	Fair Value	Average Term to Expiration	Notional Amount Long (Short)	Fair Value	Average Term to Expiration
Options on U.S. Treasury futures	$250,000	$9,180	2 months	$500,000	$1,094	1 month
U.S. Treasury futures	(2,980,000)	72,723	3 months	(825,000)	(1,527)	2 months

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	March 31, 2021	December 31, 2020
Implied market value (1)	$2,825,937	$1,572,949
Implied cost basis (2)	2,845,803	1,564,061
Net carrying value (3)	$(19,866)	$8,888
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

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the three months ended March 31, 2021:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
Interest rate swaptions	1,250,000	—	(750,000)	500,000
U.S. Treasury futures	(825,000)	(4,010,000)	1,855,000	(2,980,000)
Options on U.S. Treasury futures	500,000	1,500,000	(1,750,000)	250,000
TBA securities	1,515,000	8,065,000	(6,780,000)	2,800,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 3 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2021 and December 31, 2020:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2021
U.S. Treasury futures	$72,723	$—	$72,723	$—	$(26,430)	$46,293
Options on U.S. Treasury futures	9,180	—	9,180	—	—	9,180
Interest rate swaptions	27,843	—	27,843	—	(27,843)	—
Derivative assets	$109,746	$—	$109,746	$—	$(54,273)	$55,473
December 31, 2020
Interest rate swaptions	$1,360	$—	$1,360	$(107)	$—	$1,253
Options on U.S. Treasury futures	1,094	—	1,094	—	—	1,094
TBA securities	8,888	—	8,888	—	(7,681)	1,207
Derivative assets	$11,342	$—	$11,342	$(107)	$(7,681)	$3,554

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2021
TBA securities	$(19,866)	—	$(19,866)	$—	$19,866	$—
Derivative liabilities	$(19,866)	$—	$(19,866)	$—	$19,866	$—

December 31, 2020
U.S. Treasury futures-short positions	$(1,527)	—	$(1,527)	$—	$1,527	$—
Interest rate swaptions	(107)	—	(107)	107	—	—
Derivative liabilities	$(1,634)	$—	$(1,634)	$107	$1,527	$—
(1) Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the derivative asset or liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented. Please refer to the consolidated balance sheets for the total fair value of financial instruments pledged as collateral for derivatives and repurchase agreements, which is shown parenthetically, and the total cash pledged or received as collateral which is disclosed in “cash collateral posted to/by counterparties.”

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	March 31, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$2,380,373	$—	$2,379,230	$1,143	$2,596,255	$—	$2,594,980	$1,275
Mortgage loans held for investment	5,749	—	—	5,749	6,264	—	—	6,264
Derivative assets:
U.S. Treasury futures	$72,723	72,723	—	—	—	—	—	—
Options on U.S. Treasury futures	9,180	9,180	—	—	1,094	1,094	—	—
Interest rate swaptions	27,843	—	27,843	—	1,360	—	1,360	—
TBA securities-long positions	—	—	—	—	8,888	—	8,888	—
Total assets carried at fair value	$2,495,868	$81,903	$2,407,073	$6,892	$2,613,861	$1,094	$2,605,228	$7,539

Liabilities carried at fair value:
U.S. Treasury futures	$—	$—	$—	$—	$1,527	$1,527	$—	$—
Interest rate swaptions	—	—	—	—	107	—	107	—
TBA securities-long positions	19,866	—	19,866	—	—	—	—	—
Total liabilities carried at fair value	$19,866	$—	$19,866	$—	$1,634	$1,527	$107	$—

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

The Company owns other non-Agency MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of March 31, 2021. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The activity of the Company’s Level 3 assets during the three months ended March 31, 2021 is presented in the following table:

	Three Months Ended
	March 31, 2021
	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$1,275	$6,264
Change in fair value (1)	(57)	(22)
Principal payments	(145)	(488)
Accretion (amortization)	70	(5)
Balance as of end of period	$1,143	$5,749
(1) Change in fair value for mortgage loans is recorded as unrealized gain (loss) in “gain (loss) on investments, net” in net income and change in fair value for other non-Agency MBS is recorded as unrealized gain (loss) in “other comprehensive income”.

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

NOTE 6 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has designated 6,600,000 shares for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of March 31, 2021. During the first quarter of 2021, the Company redeemed the remaining 2,788,330 outstanding shares of its 7.625% Series B Cumulative Redeemable Preferred Stock at an aggregate redemption price of approximately $25.15 per share, which included accumulated and unpaid dividends declared as of the redemption date February 15, 2021. The excess of the $25.00 liquidation price per share over the carrying value of the preferred stock redeemed resulted in a charge of $(2,987) to net income to common shareholders for the three months ended March 31, 2021.

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, as amended, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025 upon which date and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of three-month LIBOR plus a spread of 5.461%. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on April 15, 2021 to shareholders of record as of April 1, 2021.

Common Stock. The following table summarizes information regarding monthly dividend declarations on the Company’s common stock during the three months ended March 31, 2021:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended
	March 31, 2021
Declaration Date	Amount Declared	Record Date	Payment Date
January 13, 2021	$0.13	January 25, 2021	February 1, 2021
February 11, 2021	0.13	February 22, 2021	March 1, 2021
March 11, 2021	0.13	March 22, 2021	April 1, 2021

Stock and Incentive Plans. The Company’s 2020 Stock and Incentive Plan reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance cash awards. Awards previously granted under the 2018 Plan or any other prior equity plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan. Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2021 was $452 compared to $307 for the three months ended March 31, 2020. The following table presents a rollforward of the restricted stock activity for the periods indicated:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding as of beginning of period	281,761	$14.74	119,213	$18.56
Granted	16,722	19.03	67,511	17.10
Vested	(59,024)	18.02	(48,569)	19.02
Restricted stock outstanding as of end of period	239,459	$14.23	138,155	$17.69

As of March 31, 2021, the grant date fair value of the Company’s remaining nonvested restricted stock is $2,626 which will be amortized into compensation expense over a weighted average period of 2.1 years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in Part II, Item 8 in our 2020 Form 10-K. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

    For more information about our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of our 2020 Form 10-K.

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
Market Conditions and Recent Activity
Economic activity continued to recover in the first quarter of 2021 and market conditions materially improved relative to recent quarters. Interest rates and credit markets responded to the improving economic outlook with the 10-year U.S. Treasury rate increasing 82 basis points and spreads on MBS tightening as indicated in the table below. Equity markets also continued their strong performance as evidenced by the S&P 500 Index increasing 6.2% during the first quarter of 2021. As discussed further below, the Company had anticipated and positioned its hedging portfolio for strengthening economic activity and a steepening yield curve, which more than offset the impact of an increasing interest rate environment on MBS prices during the quarter.

Investment Type:	Change in Spreads	As of March 31, 2021	As of December 31, 2020
Agency RMBS: (1)
2.0% coupon	(19)	(20)	(1)
2.5% coupon	(14)	(16)	(2)
3.0% coupon	(34)	2	36
3.5% coupon	(20)	8	28
4.0% coupon	(40)	11	51
Agency DUS (Agency CMBS) (2)	(14)	22	36
Freddie K AAA IO (Agency CMBS IO) (2)	(45)	95	140
AAA CMBS IO (Non-Agency CMBS IO) (2)	(35)	130	165
(1) Option adjusted spreads are based on Company estimates using third-party models and market data.
(2) Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.
The charts below show the highest and lowest U.S. Treasury and swap rates during the three months ended March 31, 2021 as well as the rates as of March 31, 2021 and December 31, 2020:

First Quarter 2021 Performance
Our results for the first quarter of 2021 were driven by the overall positioning of our assets and our hedging for the potential performance of those assets, given our expectation of a steepening yield curve. Comprehensive income to common shareholders of $47.2 million, or $1.76 per common share, was primarily comprised of realized and unrealized gains from our hedging instruments, which protected the Company's book value. The steepening yield curve resulted in a decline in the fair value of the majority of our investment portfolio, but this decline was partially buffered by spread tightening, particularly in the lower coupon assets in which we are predominantly invested. We used proceeds from our two capital raises during the first quarter to purchase investments and adjust our hedge position, which together contributed approximately $0.51 of the increase in book value per common share during the first quarter.

Net interest income for the first quarter of 2021 declined $2.2 million compared to the prior quarter due to a smaller average balance of lower yielding assets while adjusted net interest income, a non-GAAP measure, was relatively unchanged from the prior quarter as drop income from TBA dollar roll positions increased by $2.1 million, mostly offsetting the decline in net interest income. We increased our investment activity in TBA securities by approximately 50% during the first quarter of 2021 as implied funding costs remained lower for TBA dollar roll transactions versus repurchase agreement financing typically used for specified pools. The increase in our leverage including TBA long positions to 6.9 time shareholders’ equity as of March 31, 2021 compared to 6.3 times shareholders’ equity as of December 31, 2020 was primarily due to our increased investment in TBAs during the first quarter.

Core net operating income to common shareholders, a non-GAAP measure, increased for the first quarter of 2021 by $1.9 million to $12.4 million, or $0.46 per common share, compared to the prior quarter due to lower general and administrative expenses and lower preferred stock dividends as a result of the redemption of the remaining shares of our 7.625% Series B Preferred Stock. On a per common share basis, the impact of the $1.9 million increase in core net operating income to common shareholders was mostly offset by an increase in weighted average common shares as a result of the two capital raises during the first quarter.
Current Outlook
We believe market conditions and the outlook for the Company continue to remain favorable. Second quarter projections of U.S. Gross Domestic Product are optimistic, but interest rates remain range-bound and off their recent highs. Borrowing rates remain very low with short-term interest rates near 0%, and market volatility remains somewhat muted given the historic monetary stimulus measures of the Federal Reserve. The Federal Reserve has also indicated that policy will be based on actual outcomes and not projections, which is consistent with their process historically. We believe this could potentially introduce more volatility as market participants adjust to the new policy-making regime. As we have continually noted, markets are more vulnerable to exogenous shocks and the risk for policy mistakes remains high.

For the next few quarters, we believe rates will remain relatively range-bound while longer-term we believe interest rates will likely face pressure from the increased supply of U.S. Treasuries as well as possible increases in real and expected inflation. The Federal Reserve has indicated that the Federal Funds target rate will remain near zero until at least 2023, which means our financing costs should remain at current low levels until then. An environment where borrowing costs are anchored and the yield curve is reasonably steep with rates range-bound supports our ability to generate solid total economic returns to our shareholders. While there are risks that the 10-year Treasury rate moves outside the range we currently expect or there is a sudden change in Federal Reserve policy, we believe the probability of either occurring in the near-term is relatively low.

We have planned for other potential scenarios that may unfold, including the risk of an exogenous event, which we believe remains high. As a result, we are maintaining a lower leveraged capital structure, a highly liquid position, and are investing in Agency MBS where the Federal Reserve is providing material support. Also, though we do not expect dollar roll specialness to continue at the same level as what we experienced in the latter half of 2020, we do expect our second quarter results to benefit from our continued investment in TBA securities. Our target for leverage including TBA securities remains between 6-9 times shareholders’ equity, and we will actively increase or decrease leverage based on the risk environment and the expected rate of return on available assets. Longer term, we maintain our belief that the demographics behind the housing sector continue to support our investment thesis of investing in high quality, highly liquid U.S.-based housing assets, and we maintain our focus on capital preservation while generating returns over the long term.

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
Management views core net operating income to common shareholders as an estimate of the Company’s financial performance based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expense, net. In addition to the non-GAAP reconciliation set forth below, which derives core net operating income to common shareholders from GAAP comprehensive income (loss) to common shareholders, core net operating income to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost, drop income on TBA securities, general and administrative expenses, and preferred dividends. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in core net operating income and in adjusted net interest income because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also includes interest rate swap periodic interest benefit/cost, which is also included in "gain (loss) on derivatives instruments, net", in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and therefore represent a cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include the changes in fair value of investments or changes in fair value of and costs of terminating derivative instruments used by management to economically hedge the impact of changing interest rates on the fair value of the Company’s portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	March 31, 2021	December 31, 2020
($ in thousands except per share data)
Comprehensive income to common shareholders	$47,227	$28,725
Less:
Change in fair value of available for sale investments	60,459	(888)
Loss on investments, net	980	134
Change in fair value of derivative instruments, net (1)	(99,233)	(17,428)
Preferred stock redemption charge	2,987	—
Core net operating income to common shareholders	$12,420	$10,543
Average common shares outstanding	26,788,693	23,261,542
Comprehensive income per common share	$1.76	$1.23
Core net operating income per common share	$0.46	$0.45

GAAP net interest income	$12,259	$14,416
TBA drop income (2)	8,568	6,445
Net periodic interest cost of interest rate swaps	—	(7)
Adjusted net interest income	$20,827	$20,854
Other operating expense, net	(380)	(205)
General and administrative expenses	(5,468)	(6,853)
Preferred stock dividends	(2,559)	(3,253)
Core net operating income to common shareholders	$12,420	$10,543
(1) Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes net periodic interest benefit/cost incurred on effective interest rate swaps outstanding during the period and TBA drop income.

(2) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates. The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.

FINANCIAL CONDITION

Investment Portfolio
The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:
(1) Includes TBA positions at their implied market value as if settled of $2.8 billion and $1.6 billion, respectively. TBA securities are recorded within “derivative assets (liabilities)” on our consolidated balance sheet at their net carrying value, which represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated..

RMBS. As of March 31, 2021, the majority of our investments in RMBS were Agency-issued pass-through securities collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. Mortgage pass-through certificates generally distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. In addition to specified pools of Agency RMBS, we are also currently investing in TBA securities. Please refer to Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of these transactions and information regarding their accounting treatment.
As noted in the table below, as of March 31, 2021, we are invested in lower coupon securities to mitigate the risk of loss of premiums due to early prepayment. Our lower coupon investments also have lower premiums relative to higher coupon assets which further protects our earnings when prepayments occur. Our investment in TBA securities has increased relative to prior periods as implied financing rates for dollar roll transactions have been lower than the financing rates for repurchase agreement borrowings we typically use to finance specified pools. Because TBA securities have higher relative liquidity, these transactions allow more flexibility should we decide or find it necessary to reduce leverage.
The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	March 31, 2021
	Par/Notional-Long (Short)	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
2.0%	$664,474	$679,538	$664,294	10	11.0%	7.71
2.5%	810,213	843,779	833,590	13	17.8%	6.33
4.0%	244,868	252,207	265,852	36	39.9%	3.22
TBA 2.0%	1,035,000	1,040,214	1,028,661	n/a	n/a	8.10
TBA 2.5%	890,000	910,249	908,739	n/a	n/a	6.34
15-year fixed-rate:
TBA 1.5%	375,000	375,911	375,850	n/a	n/a	5.36
TBA 2.0%	500,000	519,430	512,687	n/a	n/a	4.65
Total	$4,519,555	$4,621,328	$4,589,673	15	18.6%	6.48

	December 31, 2020
	Par/Notional-Long (Short)	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($ in thousands)
TBA 2.0%	$765,000	$789,945	$792,957	n/a	n/a	4.89
2.0%	620,238	635,096	646,744	8	7.7%	5.31
2.5%	938,334	973,116	995,889	10	13.5%	3.53
4.0%	280,474	288,831	303,758	33	46.8%	2.48
15-year fixed-rate:
TBA 1.5%	250,000	255,068	257,305	n/a	n/a	4.73
TBA 2.0%	500,000	519,047	522,687	n/a	n/a	3.09
Total	$3,354,046	$3,461,103	$3,519,340	13	17.1%	4.10
(1) Implied cost basis of TBAs represents the forward price to be paid for the underlying Agency MBS.
(2) Fair value of TBAs is the implied market value of the underlying Agency security as of the end of the period.
(3) TBAs are included on the consolidated balance sheet within “derivative assets/liabilities” at their net carrying value which is the difference between their implied market value and implied cost basis. Please refer to Note 4 of the Notes to the Consolidated Financial Statements for additional information.
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
CMBS. Substantially all of our CMBS investments as of March 31, 2021 were fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which we believe makes the fair value of CMBS less costly to hedge relative to RMBS.
The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	March 31, 2021				December 31, 2020
($ in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009	$8,924	$8,790	25	5.13%	$9,132	$8,964	36	5.69%
2009 to 2012	11,352	11,968	44	5.56%	11,424	12,085	65	5.56%
2013 to 2014	9,811	9,968	42	3.29%	9,865	10,033	44	3.61%
2015	154,333	155,646	67	2.85%	155,760	157,137	69	2.85%
2017	30,882	31,254	89	3.18%	30,907	31,294	91	3.18%
2019	19,702	19,982	149	3.12%	19,702	19,988	151	3.12%
	$235,004	$237,608	73	3.15%	$236,790	$239,501	77	3.19%
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

The following table presents our CMBS IO investments by year of origination as of the dates indicated:

	March 31, 2021
	Agency			Non-Agency
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$9,043	$8,959	6	$2,287	$2,250	6
2013	19,187	20,947	10	9,541	9,668	12
2014	22,558	23,344	19	46,583	47,836	17
2015	29,555	30,972	23	49,821	51,594	24
2016	21,865	22,908	28	15,899	16,251	16
2017	25,543	26,818	39	7,370	7,583	32
2018	3,715	3,953	59	—	—	—
2019	86,572	89,661	57	—	—	—
2020	3,116	3,132	50	—	—	—
	$221,154	$230,694	37	$131,501	$135,182	21

	December 31, 2020
	Agency			Non-Agency
($ in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$12,037	$11,932	9	$3,237	$3,263	8
2013	22,367	24,165	13	10,875	10,912	15
2014	24,841	25,749	22	50,777	51,175	20
2015	31,875	33,404	26	53,176	54,020	27
2016	23,072	24,203	31	16,705	16,906	16
2017	26,493	27,952	42	7,733	7,808	34
2018	3,792	3,983	62	—	—	—
2019	88,757	91,303	60	—	—	—
2020	3,203	3,264	53	—	—	—
	$236,437	$245,955	39	$142,503	$144,084	24
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of contractual cash flows remaining for the investments by year of origination.

The weighted average interest coupon rate for our CMBS IO was 0.55% as of March 31, 2021 and 0.56% as of December 31, 2020. Effective yields on CMBS IO securities are dependent upon the performance of the underlying loans. Our return on these investments may be negatively impacted if the loans default, resulting in foreclosures, or liquidations of the loan collateral. Non-Agency-issued securities are generally expected to have a higher risk of default than Agency CMBS IO. We are mostly invested in senior tranches of these securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance in order to mitigate our exposure to losses. The majority of our non-Agency CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. All of our non-Agency CMBS IO were originated prior to 2017, the majority of which we believe have had underlying property value appreciation.

Since the economic impacts of COVID-19 began in 2020, servicers are reporting an increase in delinquencies on loans underlying our non-Agency CMBS IO and have taken loss mitigation actions including loan forbearance or allowing the borrower to make loan payments using replacement reserve or similar property related funds. Most of the increases in delinquencies thus far have been in the retail and hotel sectors and have nominally impacted cash flows and yields on the securities. Considering the characteristics of our non-Agency CMBS IO and the actions taken by servicers so far to work with borrowers through various relief measures, we have not seen evidence of and do not currently expect a material adverse effect on our future cash flows for non-Agency CMBS IO. However, the ultimate impact of COVID-19 on the global economy and on the loans underlying any of our securities remains uncertain and cannot be predicted at this time.
The property type for the loans securing our non-Agency CMBS IO, which has not changed materially since December 31, 2020, are shown in the table below as of March 31, 2021:

	March 31, 2021
($ in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$37,567	27.8%
Office	29,280	21.7%
Multifamily	23,452	17.3%
Hotel	18,132	13.4%
Mixed use	9,117	6.7%
Other (1)	17,634	13.1%
Total non-Agency CMBS IO	$135,182	100.0%
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

Derivative Assets and Liabilities
We use derivative instruments to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily fixed-rate investments financed with short-term repurchase agreements. Changes in interest rates can impact net interest income, the market value of our investments, and book value per common share. We regularly monitor and frequently adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio as well as our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations. As of March 31, 2021, approximately 72% of our MBS portfolio including TBA securities were hedged using short positions in U.S. Treasury futures, put options on U.S. Treasury futures, and interest rate swaptions compared to approximately 62% as of December 31, 2020. Please refer to Note 4 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” contained in “Executive Overview” of Item 2 of this Quarterly Report on Form 10-Q for additional important information about these measures.

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	March 31, 2021	December 31, 2020	March 31, 2020
Net interest income	$12,259	$14,416	$17,721
Gain on sale of investments, net	4,697	9,356	84,783
Loss on investments, net	(980)	(134)	(372)
Gain (loss) on derivative instruments, net	107,801	23,866	(195,567)
General and administrative expenses	(5,468)	(6,853)	(4,621)
Other operating expenses, net	(380)	(205)	(423)
Preferred stock dividends	(2,559)	(3,253)	(3,841)
Preferred stock redemption charges	(2,987)	—	(3,914)
Net income (loss) to common shareholders	112,383	37,193	(106,234)
Other comprehensive (loss) income	(65,156)	(8,468)	72,972
Comprehensive income (loss) to common shareholders	$47,227	$28,725	$(33,262)

Net Interest Income For Three Months Ended March 31, 2021 Compared to the Three Months Ended December 31, 2020
Net interest income decreased $2.2 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020 due to a smaller average balance of lower yielding investments. Net interest spread declined 7 basis points for the three months ended March 31, 2021 compared to the prior quarter, but exceeded management's expectation for the first quarter of 2021 as prepayment speeds were lower than anticipated and financing rates dropped 5 basis points versus the prior quarter.
The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31, 2021			December 31, 2020
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$7,381	$1,821,920	1.62%	$9,812	$2,139,626	1.83%
Agency CMBS	1,832	238,158	2.91%	1,973	255,327	2.90%
CMBS IO (5)	4,516	365,891	4.33%	4,746	391,004	4.27%
Non-Agency MBS and other investments	163	7,304	7.15%	174	7,960	7.37%
Total:	$13,892	$2,433,273	2.17%	$16,705	$2,793,917	2.29%

Interest-bearing liabilities: (6)	(1,633)	2,158,121	(0.30)%	(2,289)	7,960	(0.35)%
Net interest income/net interest spread	$12,259		1.87%	$14,416		1.94%
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
(6) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	March 31, 2021 Compared to December 31, 2020
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($ in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(984)	$(1,447)	$—	$(2,431)
Agency CMBS	—	(160)	19	(141)
CMBS IO (2)	48	(257)	(21)	(230)
Non-Agency MBS and other investments	(5)	(3)	(3)	(11)
Change in interest income	(941)	(1,867)	(5)	(2,813)
Change in interest expense	(315)	(341)	—	(656)

Total net change in net interest income	$(626)	$(1,526)	$(5)	$(2,157)
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.
(2) Includes Agency and non-Agency issued securities.

Adjusted Net Interest Income. Please refer to “Non-GAAP Financial Measures” at the end of the “Executive Overview” section of this Quarterly Report on Form 10-Q for additional information about this financial measure used by management to evaluate results of operations.

	Three Months Ended
	March 31, 2021		December 31, 2020
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$12,259	1.87%	$14,416	1.94%
Add: TBA drop income (1) (2)	8,568	—%	6,445	0.04%
Add: net periodic interest benefit (3)	—	—%	(7)	—%
Adjusted net interest income	$20,827	1.87%	$20,854	1.98%

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
Adjusted net interest income was flat for the three months ended March 31, 2021 compared to the three months ended December 31, 2020 because the increase in our investment in TBA securities generated an additional $2.1 million in drop income which mostly offset the decline in net interest income of $2.2 million. The financing cost imputed in TBA dollar roll transactions continues to be lower than the average repurchase agreement financing rate, which is commonly referred to in the industry as TBA dollar rolls “trading special” or “dollar roll specialness”. Dollar roll specialness happens primarily as a result of supply/demand imbalances or volatility in market prepayment expectations, and in management’s view, the pace of bank and Federal Reserve purchases is currently resulting in an implied financing costs dropping below 0%. The implied financing rate for our TBA long positions was (0.20)% compared to our repurchase agreement financing cost for specified pools of Agency RMBS of 0.19% for the three months ended March 31, 2021. TBA drop income did not impact adjusted net interest spread for the first quarter of 2021 because the implied net interest spread on TBA dollar roll transactions was similar to the net interest spread on our MBS.

Net Interest Income For Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net interest income declined by $(5.5) million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 because we held a smaller average balance of lower yielding investments during the first quarter of 2021. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31,
	2021			2020
($ in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$7,381	$1,821,920	1.62%	$19,289	$2,514,228	3.07%
Agency CMBS	1,832	238,158	2.91%	15,222	1,899,226	3.16%
CMBS IO (5)	4,516	365,891	4.33%	4,655	475,404	3.73%
Non-Agency MBS and other investments	163	7,304	7.15%	656	10,274	7.55%
Total:	$13,892	$2,433,273	2.17%	$39,822	$4,899,132	3.18%

Interest-bearing liabilities:	(1,633)	2,158,121	(0.30)%	(22,101)	4,703,511	(1.86)%
Net interest income/net interest spread	$12,259		1.87%	$17,721		1.32%
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
(6) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	March 31, 2021 Compared to March 31, 2020
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(6,603)	$(5,305)	$—	$(11,908)
Agency CMBS	(177)	(13,265)	52	(13,390)
CMBS IO (2)	418	(999)	442	(139)
Non-Agency MBS and other investments	(447)	(30)	(16)	(493)
Change in interest income	$(6,809)	$(19,599)	$478	$(25,930)
Change in interest expense	(8,400)	(12,068)	—	(20,468)

Total net change in net interest income	$1,591	$(7,531)	$478	$(5,462)
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.

(2) Includes Agency and non-Agency issued securities.

Adjusted Net Interest Income. Please refer to “Non-GAAP Financial Measures” at the end of the “Executive Overview” section of this Quarterly Report on Form 10-Q for additional information about this financial measure used by management to evaluate results of operations.

	Three Months Ended
	March 31,
	2021		2020
($ in thousands)	Amount	Rate	Amount	Rate
Net interest income	$12,259	1.87%	$17,721	1.32%
Add: TBA drop income (1) (2)	8,568	—%	739	(0.03)%
Add: net periodic interest benefit (3)	—	—%	2,064	0.18%
Adjusted net interest income	$20,827	1.87%	$20,524	1.47%

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

Adjusted net interest income increased $0.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 because our increased investment in TBA securities at lower implied funding costs relative to the three months ended March 31, 2020 resulted in an increase in TBA drop income of $7.8 million. This increase in TBA drop income offset the decline of $(5.5) million in net interest income and $(2.1) million in net periodic interest benefit from interest rate swaps. As discussed previously, we have increased our investment in TBA securities relative to prior periods due to dollar roll specialness and also given the current market environment, TBA securities allow us more flexibility should we decide or find it necessary to reduce leverage. The decline in net periodic interest benefit from interest rate swaps is because we are not currently using interest rate swaps to hedge our interest rate risk.

Changes in Fair Value of Investments
Changes in the fair value of our investments result in realized and unrealized gains and losses. The fair value of our investments are impacted by a number of number of factors including, among others, market volatility, changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments, and supply/demand dynamics which are in turn impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve Bank of New York.
Unrealized Gains (Losses). Changes in the fair value of our MBS designated as AFS are reported in other comprehensive income (“OCI”) as an unrealized gain or loss until the security is sold or matures. Effective January 1, 2021, we elected the fair value option for MBS purchased on or after that date with changes in fair value reported in net income as an unrealized gain or loss until the security is sold or matures. The following table provides details on the unrealized gains or losses on our investments recorded within “other comprehensive (loss) income” and “loss on investments, net” for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Agency RMBS purchased after December 31, 2020	$(960)	$—	$—
Mortgage loans held for investment	(35)	(118)	(370)
Other	15	(16)	(2)
Loss on investments, net	(980)	(134)	(372)

Agency RMBS	(60,175)	(7,579)	(24,613)
Agency CMBS	(7,046)	(3,900)	112,785
CMBS IO	2,121	3,081	(15,083)
Non-Agency other	(56)	(70)	(117)
Other comprehensive (loss) income	(65,156)	(8,468)	72,972

Total unrealized (losses) gains	$(66,136)	$(8,602)	$72,600

Realized Gains (Losses). Sales of our investments happen in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of AOCI into net income as a realized gain or loss within “gain (loss) on sale of investments, net.” Upon the sale of a security for which we have elected the fair value option, any unrealized gain or loss recorded in “loss on investments, net” is reversed and the realized gain or loss is recorded within “gain (loss) on sale of investments, net”. The following table provides information related to our realized gains (losses) on sales of AFS investments for the periods indicated:

	Three Months Ended
	March 31, 2021		December 31, 2020		March 31, 2020
($ in thousands)	Amortized cost sold	Realized Gain	Amortized cost sold	Realized Gain	Amortized cost sold	Realized Gain
Agency RMBS	$70,132	$4,697	$200,212	$6,865	$1,753,256	$64,094
Agency CMBS	—	—	29,684	2,491	152,995	20,689
	$70,132	$4,697	$229,896	$9,356	$1,906,251	$84,783

Our sales of AFS investments during the three months ended March 31, 2020 were significantly higher compared to the three months ended March 31, 2021 and the three months ended December 31, 2020. When interest rates rallied early to mid-March of 2020 as the markets initially responded to the COVID-19 pandemic, we chose to realize gains on our Agency RMBS as asset prices began to fall and we chose to de-lever our balance sheet.

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
The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Interest rate swaps:
Net periodic interest benefit	$—	$(7)	$2,064
Change in fair value	—	7	(184,245)
Total loss on interest rate swaps, net	—	—	(182,181)
Change in fair value of other derivatives used as hedges:
Interest rate swaptions	57,763	842	(573)
Options on U.S. Treasury futures	12,617	(2,371)	(10,727)
U.S. Treasury futures	95,647	10,094	(8,447)
Total gain (loss) on derivatives used as hedges of interest rate risk	166,027	8,565	(201,928)

TBA dollar roll positions:
Change in fair value (1)	(66,794)	8,856	5,622
TBA drop income (2)	8,568	6,445	739
Total TBA dollar roll (loss) gain, net	(58,226)	15,301	6,361

Total gain (loss) on derivative instruments, net	$107,801	$23,866	$(195,567)
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

Changes in fair value of our derivative instruments consist of unrealized gains (losses) on instruments held as of the end of the period and realized gains (losses) from instruments terminated or paired off during the period. The following table provides information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Interest rate swaps	$—	$—	$(183,773)
Interest rate swaptions	31,173	—	(1,934)
U.S. Treasury futures	21,397	6,457	(10)
Options on U.S. Treasury futures	1,872	(4,652)	(2,422)
TBA long positions	(29,471)	9,882	19,266
TBA short positions	—	—	(7,843)
Total realized gains (losses) on derivatives	$24,971	$11,687	$(176,716)

General and Administrative Expenses
General and administrative expenses decreased $(1.4) million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020 due primarily to the absence of the year-end bonus accrual adjustment that impacted the fourth quarter of 2020. General and administrative expenses increased $0.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due primarily to higher bonus accruals for the first quarter of 2021 compared to the first quarter of 2020.

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
Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO which were $528.6 million as of March 31, 2021 compared to $415.3 million as of December 31, 2020.
We analyze our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analyses is to assess the adequacy of our liquidity to withstand potential adverse events, such as the current COVID-19 pandemic. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 6.9x shareholders’ equity as of March 31, 2021 compared to 6.3x as of December 31, 2020. The increase in leverage resulted from an 82% increase in the cost basis of our investment in TBA securities as of March 31, 2021 compared to December 31, 2020. This increase was partially offset by a 15% increase in our equity, which increased primarily as a result of the two capital raises during the first quarter of 2021. We include our TBA long positions in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Management expects leverage to increase modestly over the next 6 months given current expectations of market conditions. In general, our leverage will increase if we are able to purchase investments with higher expected returns than currently exist today.
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
The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($ in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2021	$2,032,089	$2,158,121	$2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683
September 30, 2020	2,594,683	2,984,946	3,314,991
June 30, 2020	3,314,991	2,580,296	4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender some protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement (if the term is renewed) and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as “margin calls”, and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. Declines in the fair value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, Fannie Mae and Freddie Mac announce principal payments on Agency MBS in advance of their actual remittance of principal payments, and repurchase agreement lenders generally make margin calls for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments from Fannie Mae and Freddie Mac. The weighted average haircut for our borrowings collateralized with Agency RMBS, Agency CMBS, and CMBS IO was 4.8%, 4.8%, and 15.6%, respectively, as of March 31, 2021, unchanged from those as of December 31, 2020.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk”, which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of March 31, 2021, the Company had repurchase agreement amounts outstanding with 20 of its 37 available repurchase agreement counterparties and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
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
We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of March 31, 2021, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
We use certain types of financial instruments that are accounted for as derivative instruments, including interest rate swaps, futures, options, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of March 31, 2021, we had received cash collateral of $83.8 million from our counterparties under these agreements.
Our TBA contracts are subject to master securities forward transaction agreements published by the Securities Industry and Financial Markets Association as well as supplemental terms and conditions with each counterparty. Under the terms of these agreements, we may be required to pledge collateral to, or have the right to receive collateral from, our counterparties when initiated or in the event the fair value of our TBA contracts declines. As of March 31, 2021, we had cash of $49.2 million posted as collateral under these agreements. Declines in the fair value of TBA contracts are generally related to such factors as rising interest rates, increases in expected prepayment speeds, or widening spreads. Our TBA contracts generally provide that valuations for our TBA contracts and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA contract and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.

Dividends
As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after certain deductions. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to "Federal Income Tax Considerations" within Part I, Item 1, "Business" as well as Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K for additional important information regarding dividends declared on our taxable income.

Contractual Obligations and Other Matters
As of March 31, 2021, we do not have any material contractual obligations other than the short-term repurchase agreement amounts discussed above, nor do we believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the three months ended March 31, 2021 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2021.

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
•Our views on the effect of actual or proposed actions of the Federal Reserve, the Federal Reserve’s Federal Open Market Committee (the “FOMC”), the FHFA, or other central banks with respect to monetary policy (including the targeted Federal Funds Rate), and the potential impact of these actions on interest rates, inflation or unemployment;
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
•The financial position and credit worthiness of the depository institutions in which the Company’s cash deposits are held;
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
While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those incorporated by reference into Part II, Item 1A, “Risk Factors”, and in particular, adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, including the efficacy, distribution, and adoption rates of vaccines for COVID-19 and variants thereof;
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
We attempt to manage our exposure to changes in interest rates by entering into interest rate hedging instruments to mitigate the impact of changing interest rates on the market value of our assets. In prior periods, we have also used interest rate hedges to mitigate the impact of changing interest rates on our interest expense from repurchase agreements used to finance our investments. Given current FOMC monetary policy, management anticipates funding costs to remain low and stable in the near-term, and as such, we are not currently hedging our repurchase agreement financing costs.
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
The table below shows the projected sensitivity of our net interest income as of the dates indicated assuming an instantaneous parallel shift in interest rates and no changes in the composition of our investment portfolio:

	Projected Change in Net Interest Income Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
March 31, 2021	(1)	2.7%	(7.2)%	(15.0)%
December 31, 2020	(1)	0.4%	(5.9)%	(12.9)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented.

The projected sensitivity to changes in interest rates on our net interest income shown in the table above as of March 31, 2021 has increased slightly compared to December 31, 2020 because the higher interest rates as of March 31, 2021 resulted in the projected prepayment speed for our Agency RMBS not slowing as much as it did as of December 31, 2020, which decreased the benefit of lower amortization expense compared to December 31, 2020.
The table below shows the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	March 31, 2021
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.1%	12.3%	1.9%	7.8%	(2.4)%	(9.7)%	(5.0)%	(20.1)%
CMBS	0.5%	2.0%	0.3%	1.0%	(0.3)%	(1.0)%	(0.5)%	(2.0)%
CMBS IO	0.2%	1.0%	0.2%	0.6%	(0.2)%	(0.7)%	(0.3)%	(1.4)%
TBAs	5.1%	20.4%	3.2%	12.9%	(4.0)%	(15.8)%	(8.1)%	(32.5)%
Interest rate hedges	(11.3)%	(45.3)%	(5.9)%	(23.7)%	6.0%	23.8%	11.7%	46.9%
Total	(2.4)%	(9.6)%	(0.3)%	(1.4)%	(0.9)%	(3.4)%	(2.2)%	(9.1)%

	December 31, 2020
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	1.1%	6.5%	0.9%	5.5%	(1.7)%	(10.1)%	(3.9)%	(22.5)%
CMBS	0.3%	1.9%	0.2%	1.4%	(0.3)%	(1.5)%	(0.5)%	(3.0)%
CMBS IO	0.2%	0.9%	0.1%	0.8%	(0.2)%	(1.1)%	(0.4)%	(2.1)%
TBAs	0.9%	5.2%	0.8%	4.6%	(1.5)%	(8.9)%	(3.4)%	(19.6)%
Interest rate hedges	(3.4)%	(19.6)%	(1.9)%	(11.0)%	3.4%	19.9%	7.5%	43.4%
Total	(0.9)%	(5.1)%	0.1%	1.3%	(0.3)%	(1.7)%	(0.7)%	(3.8)%
(1)Changes in market value of our financings are excluded because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

The projected sensitivity to changes in interest rates on the market value of our portfolio shown in the table above as of March 31, 2021 has increased compared to December 31, 2020 because we reduced the notional balance of our options on U.S. Treasury futures which we used to hedge for the increase in interest rates we were anticipating during the first quarter of 2021. We believe interest rates in the near term will be more range-bound, therefore we reduced the notional amount of our options on U.S. Treasury futures to $250.0 million and increased our short position in U.S. Treasury futures to $3.0 billion.
Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter (as can be seen by the graphs for U.S, Treasury and swap rates in Item 2. “Executive Overview”). The table below shows the percentage change in projected market value of our financial instruments for instantaneous changes in the shape of the U.S. Treasury (“UST”) curve (with similar changes to the interest rate swap curves) as of the dates indicated:

		March 31, 2021		December 31, 2020
Basis Point Change in		Percentage Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+25	+50	(1.0)%	(4.0)%	(0.1)%	(0.4)%
+50	+25	(0.3)%	(1.1)%	(0.5)%	(2.7)%
+50	+100	(2.6)%	(10.3)%	(0.2)%	(1.2)%
0	-25	0.3%	1.1%	0.1%	0.8%
-10	-50	0.2%	0.8%	0.3%	1.9%
-25	-75	(0.4)%	(1.7)%	0.2%	1.1%
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
The Company's exposure to changes to market spreads did not materially shift as of March 31, 2021 versus December 31, 2020. The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	March 31, 2021		December 31, 2020
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+20/+50 (2)	(2.6)%	(10.5)%	(1.6)%	(9.5)%
+10	(1.3)%	(5.0)%	(0.8)%	(4.4)%
-10	1.3%	5.0%	0.8%	4.4%
-20/-50 (2)	2.6%	10.5%	1.6%	9.5%
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
Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Loans in non-Agency CMBS IO securities which are collateralized by income producing properties such as retail shopping centers, hotels, multifamily apartments and office buildings are at a higher risk of default as a result of the economic impact of the COVID-19 pandemic. Over the last several years, we have not experienced material defaults on CMBS IO loans in our portfolio; however, the ultimate impact on the economy and commercial real estate performance and market values from the COVID-19 pandemic, and correspondingly loan defaults, is currently unknown. Please refer to Item 2, “Financial Condition-CMBS IO” for additional information on the composition of the Company’s investment in CMBS IO.
We seek to manage our prepayment risk on our MBS by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). With respect to RMBS, we have invested substantially in lower coupon securities with approximately 83% of our capital in securities with a coupon of 2.5% or lower as of March 31, 2021. We also tend to favor securities in which we believe the underlying borrowers have some disincentive to refinance as a result of the size of each loan’s principal balance, credit characteristics of the borrower, or geographic location of the property, among other factors, which we estimate represents approximately 90% of our Agency RMBS investment as of March 31, 2021.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
With respect to the claim of $11.3 million against the Company discussed in the Company’s 2020 Form 10-K (the "Receiver Litigation”) which alleges that the Company breached a litigation cost sharing agreement, there were no material developments during the three months ended March 31, 2021.
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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2020 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The Company’s Board of Directors has authorized the repurchase of up to $40 million of the Company’s outstanding shares of common stock and up to $40 million of the Company’s Series C Preferred Stock through March 31, 2022. Subject to applicable securities laws and the terms of the Series C Preferred Stock, which is contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
January 1 - 31, 2021	—	$—	—	$39,834
February 1 - 28, 2021 (1)	5,999	—	—	39,834
March 1 - 31, 2021 (1)	16,624	—	—	39,834
	22,623	$—	—
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

10.43
Underwriting Agreement, dated March 3, 2021, between Dynex Capital, Inc. and J.P. Morgan Securities LLC acting as the representative of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Dynex’s Current Report on Form 8-K filed March 5, 2021).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 3, 2021	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer,
and Director
(Principal Executive Officer)

Date:	May 3, 2021	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)