Form 10-Q
period 2021-06-30
DYNEX CAPITAL INC
filed 2021-08-02
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No            ☒

On July 30, 2021, the registrant had 34,591,535 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.
2

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Cash	$349,381	$295,602
Cash collateral posted to counterparties	85,342	14,758
Mortgage-backed securities (including pledged of $2,473,257 and $2,467,859, respectively), at fair value	2,995,502	2,596,255
Mortgage loans held for investment, at fair value	5,146	6,264
Receivable for sales pending settlement	1,057	150,432
Derivative assets	16,854	11,342
Accrued interest receivable	14,056	14,388
Other assets, net	6,957	6,394
Total assets	$3,474,295	$3,095,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,321,043	$2,437,163
Payable for purchases pending settlement	350,854	5
Derivative liabilities	27,325	1,634
Cash collateral posted by counterparties	9,326	7,681
Accrued interest payable	405	1,410
Accrued dividends payable	6,086	5,814
Other liabilities	3,627	8,275
Total liabilities	2,718,666	2,461,982

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 7,248,330 shares issued and outstanding, respectively ($111,500 and $181,208 aggregate liquidation preference, respectively)	107,843	174,564
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 34,344,566 and 23,697,970 shares issued and outstanding, respectively	343	237
Additional paid-in capital	1,065,670	869,495
Accumulated other comprehensive income	29,375	80,261
Accumulated deficit	(447,602)	(491,104)
Total shareholders’ equity	755,629	633,453
Total liabilities and shareholders’ equity	$3,474,295	$3,095,435
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
 ($s in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income	$13,393	$19,853	$27,285	$59,676
Interest expense	(1,275)	(4,850)	(2,908)	(26,952)
Net interest income	12,118	15,003	24,377	32,724

Realized gain on sale of investments, net	2,008	193,099	6,705	277,882
Unrealized gain (loss) on investments, net	1,084	332	104	(40)
(Loss) gain on derivative instruments, net	(52,940)	(8,563)	54,861	(204,130)
Other operating expense, net	(323)	(222)	(703)	(645)
General and administrative expenses:
Compensation and benefits	(3,233)	(2,736)	(6,329)	(4,898)
Other general and administrative	(2,473)	(2,075)	(4,845)	(4,534)
Net (loss) income	(43,759)	194,838	74,170	96,359
Preferred stock dividends	(1,923)	(3,253)	(4,482)	(7,094)
Preferred stock redemption charge	—	—	(2,987)	(3,914)
Net (loss) income to common shareholders	$(45,682)	$191,585	$66,701	$85,351

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$16,278	$28,052	$(44,181)	$185,807
Reclassification adjustment for realized gain on available-for-sale investments, net	(2,008)	(193,099)	(6,705)	(277,882)
Total other comprehensive income (loss)	14,270	(165,047)	(50,886)	(92,075)
Comprehensive (loss) income to common shareholders	$(31,412)	$26,538	$15,815	$(6,724)

Weighted average common shares-basic	31,973,587	23,056,812	29,395,463	23,009,948
Weighted average common shares-diluted	31,973,587	23,056,812	29,560,522	23,009,948
Net (loss) income per common share-basic	$(1.43)	$8.31	$2.27	$3.71
Net (loss) income per common share-diluted	$(1.43)	$8.31	$2.26	$3.71
Dividends declared per common share	$0.39	$0.43	$0.78	$0.88
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of adopting accounting standard ASU 2019-05	—	—	—	—	—	—	(548)	(548)
Adjusted Balance, January 1, 2020	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,749)	$582,440
Stock issuance	4,460,000	107,988	—	—	—	—	—	107,988
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	67,511	1	306	—	—	307
Stock repurchase	—	—	(18,782)	—	(206)	—	—	(206)
Adjustments for tax withholding on share-based compensation	—	—	(12,744)	—	(235)	—	—	(235)
Stock issuance costs	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	(98,479)	(98,479)
Dividends on preferred stock	—	—	—	—	—	—	(3,841)	(3,841)
Dividends on common stock	—	—	—	—	—	—	(10,330)	(10,330)
Other comprehensive income	—	—	—	—	—	72,972	—	72,972
Balance as of March 31, 2020	7,248,330	$174,709	22,981,978	$230	$858,203	$246,778	$(729,313)	$550,607
Restricted stock granted, net of amortization	—	—	172,782	1	422	—	—	423
Stock repurchase	—	—	(14,143)	—	(166)	—	—	(166)
Stock issuance costs	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	—	—	—	194,838	194,838
Dividends on preferred stock	—	—	—	—	—	—	(3,253)	(3,253)
Dividends on common stock	—	—	—	—	—	—	(9,925)	(9,925)
Other comprehensive loss	—	—	—	—	—	(165,047)	—	(165,047)
Balance as of June 30, 2020	7,248,330	$174,709	23,140,617	$231	$858,451	$81,731	$(547,653)	$567,469

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
Stock issuance	—	—	7,187,500	72	128,078	—	—	128,150
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	16,722	—	451	—	—	451
Adjustments for tax withholding on share-based compensation	—	—	(22,623)	—	(428)	—	—	(428)
Stock issuance costs	—	—	—	—	(270)	—	—	(270)
Net income	—	—	—	—	—	—	117,929	117,929
Dividends on preferred stock	—	—	—	—	—	—	(2,559)	(2,559)
Dividends on common stock	—	—	—	—	—	—	(10,586)	(10,586)
Other comprehensive loss	—	—	—	—	—	(65,156)	—	(65,156)
Balance as of March 31, 2021	4,460,000	$107,843	30,879,569	$309	$997,326	$15,105	$(389,307)	$731,276
Stock issuance	—	—	3,463,708	34	68,268	—	—	68,302
Restricted stock granted, net of amortization	—	—	23,305	—	444	—	—	444
Other share-based compensation	—	—	—	—	100	—	—	100
Adjustments for tax withholding on share-based compensation	—	—	(22,016)	—	(425)	—	—	(425)
Stock issuance costs	—	—	—	—	(43)	—	—	(43)
Net loss	—	—	—	—	—	—	(43,759)	(43,759)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(12,613)	(12,613)
Other comprehensive income	—	—	—	—	—	14,270	—	14,270
Balance as of June 30, 2021	4,460,000	$107,843	34,344,566	$343	$1,065,670	$29,375	$(447,602)	$755,629
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$74,170	$96,359
Adjustments to reconcile net income to cash provided by operating activities:
Realized gain on sale of investments, net	(6,705)	(277,882)
Unrealized (gain) loss on investments, net	(104)	40
(Gain) loss on derivative instruments, net	(54,861)	204,130
Amortization of investment premiums, net	60,123	63,789
Other amortization and depreciation, net	1,106	959
Share-based compensation expense	995	731
Decrease in accrued interest receivable	332	9,589
Decrease in accrued interest payable	(1,005)	(14,678)
Change in other assets and liabilities, net	(6,197)	432
Net cash provided by operating activities	67,854	83,469
Investing activities:
Purchase of investments	(1,052,490)	(2,818,863)
Principal payments received on investments	223,706	249,766
Proceeds from sales of investments	474,657	4,226,321
Principal payments received on mortgage loans held for investment	1,171	1,519
Net receipts (payments) on derivatives, including terminations	425,889	(210,712)
Increase in cash collateral posted by counterparties	1,645	394
Net cash provided by investing activities	74,578	1,448,425
Financing activities:
Borrowings under repurchase agreements	7,955,673	23,686,649
Repayments of repurchase agreement borrowings	(8,071,793)	(25,124,006)
Principal payments on non-recourse collateralized financing	(118)	(1,467)
Proceeds from issuance of preferred stock	—	107,988
Proceeds from issuance of common stock	196,452	—
Cash paid for redemption of preferred stock	(69,708)	(100,000)
Cash paid for stock issuance costs	(313)	—
Cash paid for common stock repurchases	—	(372)
Payments related to tax withholding for share-based compensation	(853)	(235)
Dividends paid	(27,409)	(27,894)
Net cash used in financing activities	(18,069)	(1,459,337)

Net increase in cash including cash posted to counterparties	124,363	72,557
Cash including cash posted to counterparties at beginning of period	310,360	134,230
Cash including cash posted to counterparties at end of period	$434,723	$206,787
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$3,906	$41,613
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2021. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC.

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

The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of June 30, 2021; however, the uncertainty over the impact that the COVID-19 pandemic may continue to have on the global economy and on the Company’s business makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of COVID-19. The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global capital markets and supply chains as well as the economy of the U.S. and other countries impacted by COVID-19. In particular, as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by the U.S. Congress, which includes assistance to homeowners and renters, both Fannie Mae and Freddie Mac implemented mortgage forbearance policies that allowed borrowers to delay their mortgage payments for up to 18 months and placed a moratorium on foreclosures on single-family homes until June 30, 2021. In addition, to provide assistance to families still struggling to pay their rent and to help multifamily property owners maintain their properties, Fannie Mae and Freddie Mac are extending the multifamily COVID-19 forbearance protection to qualifying borrowers and extending the moratorium on tenant evictions through the end of September 2021. The impact of high levels of forbearance on the loans underlying the Company’s MBS could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the Federal Housing Finance Agency (“FHFA”), the U.S. Federal Reserve (“Federal Reserve”), and federal and state governments. The nature and timing of any

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

such future public policy choices and actions are unpredictable, including the potential impact on MBS prices and prepayment speeds. Though these supportive actions have helped cushion the economic damage from the disruption of the pandemic to date, the Company can give no assurance as to how, in the long term, these and other actions by the U.S. government and GSEs will affect the efficiency, liquidity and stability of the financial and mortgage markets.

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

The Company consolidates a securitization trust, which has residential mortgage loans included in “mortgage loans held for investment” on its consolidated balance sheet. The Company owns the subordinate class in the trust and has been deemed the primary beneficiary.

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

Net Income (Loss) Per Common Share

The Company calculates basic net income per common share by dividing net income to common shareholders for the period by weighted-average shares of common stock outstanding for that period. Please see Note 2 for the calculation of the Company’s basic and diluted net income (loss) per common share for the periods indicated.

The Company currently has unvested restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Upon vesting (or settlement, in the case of units),

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share represents one unrestricted share of common stock. Restricted stock awards are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock are eligible to receive non-forfeitable dividends. Holders of unvested RSUs and PSUs accrue forfeitable dividend equivalent rights over the vesting period, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved. As such, unvested RSUs and PSUs are excluded from the computation of basic net income per common share, but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”).

Because the Company’s 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) is redeemable at the Company’s option for cash only and convertible into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIC of the Company’s Restated Articles of Incorporation, the effect of those shares and their related dividends were excluded from the calculation of diluted net income per common share for the periods presented.

Cash

Cash includes unrestricted demand deposits at highly rated financial institutions. The Company’s cash balances fluctuate throughout the year and may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents amounts pledged/received to cover initial and variation margin related to the Company’s financing and derivative instruments.

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of the period indicated that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the six months ended June 30, 2021:

June 30, 2021
Cash	$349,381
Cash collateral posted to counterparties	85,342
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$434,723

Mortgage-Backed Securities

The Company’s MBS are recorded at fair value on the Company’s consolidated balance sheet. MBS purchased prior to January 1, 2021 are designated as available-for-sale (“AFS”) with changes in fair value reported in other comprehensive income (“OCI”) as an unrealized gain (loss) until the security is sold or matures. Effective January 1, 2021, the Company elected the fair value option for all MBS purchased on or after that date with changes in fair value reported in net income as “unrealized gain (loss) on investments, net” until the security is sold or matures. Upon the sale of an MBS, any unrealized gain or loss is reclassified to “realized gain (loss) on sale of investments, net” using the specific identification method. Management elected the fair value option so that GAAP net income will reflect the changes in fair value for its future purchases of MBS in a manner consistent with the presentation and timing of the changes in fair value of its derivative instruments. Electing the fair value option is increasing as an industry trend for mortgage REITs who have not elected cash flow hedge accounting. “Unrealized gain (loss) on investments, net”, which was titled “fair value adjustments, net” in prior reporting periods, also includes changes in fair value for mortgage loans held for investment for which the Company elected the fair value option effective January 1, 2020.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Derivative Instruments

As of June 30, 2021, the Company’s derivative instruments include U.S. Treasury futures, options on U.S. Treasury futures, options on interest rate swaps (“swaptions”) and TBA securities, which are forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis. Derivative instruments are reported at their fair value on the Company’s consolidated balance sheet as derivative assets if in a gain position or as derivative liabilities if in a loss position, at the end of the period reported. All periodic interest benefits/costs and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

Please refer to Note 5 for additional information regarding the Company’s derivative instruments as well as Note 6 for information on how the fair value of these instruments is calculated.

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance cash awards (collectively, “awards”). Awards previously granted under the Company’s 2018 Stock and Incentive Plan (“2018 Plan”) or any other prior equity plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan.

Currently, the Company has shares of restricted stock and RSUs issued and outstanding which are treated as equity awards and recorded at their fair value using the closing stock price on the grant date. The compensation cost is recognized over the vesting period with a corresponding credit to shareholders’ equity using the straight-line method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The Company also has PSUs issued and outstanding which contain either Company performance-based or market performance-based conditions. PSUs subject to Company performance-based conditions are initially recognized as equity at their fair value which is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is amortized as compensation cost on a straight-line basis over the vesting period with adjustments to compensation cost if necessary based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis.

PSUs subject to market performance-based conditions are recognized as equity at their grant date fair value determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return (“TSR”) relative to the common stock TSR of the group of peer companies specified in the award agreement. Awards subject to market performance-based conditions are not assessed for probability of achievement and are not remeasured subsequent to issuance. The grant date fair value is recognized as compensation cost on a straight-line basis over the vesting period even if the market performance-based conditions are not achieved.

The Company does not estimate forfeitures for any of its share-based compensation awards, but adjusts for actual forfeitures in the periods in which they occur. Because RSUs and PSUs have forfeitable dividend equivalent rights that are paid only upon settlement, any accrued dividend equivalent rights on forfeited units are reversed with a corresponding credit to compensation cost.

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

As previously disclosed in the 2020 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement"), that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. The Receiver subsequently filed a claim for damages with the Northern District Court of approximately $12,600, while the Company filed claims for damages ranging from $13,300 to $30,600, including interest. The Receiver filed objections (the "Objections") with the Northern District Court to, among other things, the Company recovering amounts incurred prior to entry into the Agreement and amounts incurred under the Agreement after January 31, 2006, including interest, which is the date that DCI’s corporate existence ceased under Virginia law. The Company has disputed the Receiver’s Objections, arguing, among other things, that the Receiver's Objections are not supportable under Virginia law and has further refined its damages claim to range from $15,961 based on simple interest to $22,752 based on a combination of simple and compound interest, which the Company believes is supportable under Virginia law. There were no material developments in this matter during the three months ended June 30, 2021. After consultation with litigation counsel, the Company believes, based upon information currently available and its evaluation of Virginia law, that the likelihood of loss is not probable, and given the range of potential claims for damages by the Company to offset the Receiver's claims, the amount of possible loss cannot be reasonably estimated, and therefore, no contingent liability has been recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the six months ended June 30, 2021 that are expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Please refer to Note 1 for information regarding the Company’s treatment of its preferred stock and stock awards in the calculation of its basic and diluted net income (loss) per common share. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding - basic	31,973,587	23,056,812	29,395,463	23,009,948
Incremental common shares-unvested RSUs	—	—	55,019	—
Incremental common shares-unvested PSUs	—	—	110,040	—
Weighted average number of common shares outstanding - diluted	31,973,587	23,056,812	29,560,522	23,009,948

Net (loss) income to common shareholders	$(45,682)	$191,585	$66,701	$85,351
Net (loss) income per common share - basic	$(1.43)	$8.31	$2.27	$3.71
Net (loss) income per common share - diluted	$(1.43)	$8.31	$2.26	$3.71

For the three months ended June 30, 2021, 165,059 of potentially dilutive unvested RSUs and PSUs were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period. The Company did not have any potential dilutive instruments outstanding during the three or six months ended June 30, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables present the Company’s MBS by investment type as of the dates indicated:

	June 30, 2021
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,347,318	$196,093	$—	$1,196	$1,544,607
Unamortized premium (discount)	44,344	2,725	326,572	(306)	373,335
Amortized cost	1,391,662	198,818	326,572	890	1,917,942
Gross unrealized gain	10,022	12,300	16,155	152	38,629
Gross unrealized loss	(8,420)	(8)	(786)	(41)	(9,255)
Fair value	1,393,264	211,110	341,941	1,001	1,947,316

MBS measured at fair value through net income:
Par value	$1,013,404	$—	$—	$—	$1,013,404
Unamortized premium	34,219	—	526	—	34,745
Amortized cost	1,047,623	—	526	—	1,048,149
Gross unrealized gain	451	—	16	—	467
Gross unrealized loss	(430)	—	—	—	(430)
Fair value	1,047,644	—	542	—	1,048,186

Total as of June 30, 2021	$2,440,908	$211,110	$342,483	$1,001	$2,995,502
(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $10,868,346 and $8,984,509 respectively, as of June 30, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2020
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,839,046	$235,801	$—	$1,499	$2,076,346
Unamortized premium (discount)	57,997	3,152	378,940	(440)	439,649
Amortized cost	1,897,043	238,953	378,940	1,059	2,515,995
Gross unrealized gain	49,348	19,597	12,081	267	81,293
Gross unrealized loss	—	—	(982)	(51)	(1,033)
Fair value	1,946,391	258,550	390,039	1,275	2,596,255

MBS measured at fair value through net income:
Par value	$—	$—	$—	$—	$—
Unamortized premium	—	—	—	—	—
Amortized cost	—	—	—	—	—
Gross unrealized gain	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—
Fair value	—	—	—	—	—

Total as of December 31, 2020	$1,946,391	$258,550	$390,039	$1,275	$2,596,255
(1) The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $11,277,908 and $9,319,520, respectively, as of December 31, 2020.

The majority of the Company’s MBS are pledged as collateral for the Company’s repurchase agreements, which are disclosed in Note 4. Actual maturities of MBS are affected by the contractual lives of the underlying mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore, actual maturities are generally shorter than the securities' stated contractual maturities.

The following table presents information regarding the "realized gain on sale of investments, net" on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended
	June 30,
	2021		2020
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain
Agency RMBS-designated as AFS	$212,580	$(759)	$371,106	$11,729
Agency CMBS-designated as AFS	37,873	2,767	2,020,228	181,370
	$250,453	$2,008	$2,391,334	$193,099

	Six Months Ended
	June 30,
	2021		2020
	Proceeds Received	Realized Gain	Proceeds Received	Realized Gain
Agency RMBS-designated as AFS	$287,409	$3,938	$2,188,456	$75,823
Agency CMBS-designated as AFS	37,873	2,767	2,193,912	202,059
	$325,282	$6,705	$4,382,368	$277,882

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	June 30, 2021			December 31, 2020
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,961,980	$(9,212)	34	$19,266	$(399)	19
Non-Agency MBS	4,996	(203)	5	33,417	(408)	23

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$324	$(121)	5	$749	$(133)	2
Non-Agency MBS	3,333	(149)	7	2,156	(93)	5

The unrealized losses on the Company’s MBS were the result of declines in market prices and were not credit related; therefore the Company’s allowance for credit losses on its MBS designated as AFS was $0 as of June 30, 2021. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of June 30, 2021 and December 31, 2020 are summarized in the following tables:

	June 30, 2021			December 31, 2020
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)
Agency RMBS	$1,835,941	0.12%	$1,928,660	$1,874,176	0.23%	$1,973,608
Agency CMBS	195,168	0.12%	209,156	237,649	0.23%	255,741
Agency CMBS IO	190,110	0.72%	215,503	209,393	0.90%	243,042
Non-Agency CMBS IO	99,824	1.00%	119,938	115,945	1.28%	136,684
Total repurchase agreements	$2,321,043	0.21%	$2,473,257	$2,437,163	0.34%	$2,609,075
(1) The amounts for fair value of collateral pledged in the table above as of December 31, 2020 include securities with an amortized cost of $141,215 which were sold but not settled as of that date, and for which the proceeds of $150,432 are recorded within “receivable for sales pending settlement” on the consolidated balance sheet. These securities collateralized $140,612 of the Company’s repurchase agreement borrowings outstanding as of December 31, 2020.

The Company had $350,854 and $5 payable to counterparties as of June 30, 2021 and December 31, 2020, respectively, for purchases pending settlement as of those respective dates. The Company had repurchase agreement borrowings outstanding with 23 different counterparties as of June 30, 2021, and its equity at risk did not exceed 5% with any counterparty as of that date.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2021			December 31, 2020
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$620,942	0.31%	51	$1,416,608	0.37%	53
30 to 90 days	1,115,526	0.19%	97	845,394	0.31%	35
91 to 180 days	530,975	0.12%	165	175,161	0.22%	13
180 days to 1 year	53,600	0.15%	364	—	—%	—
Total	$2,321,043	0.21%	106	$2,437,163	0.34%	44

During the three months ended June 30, 2021, the Company renewed its agreement with Wells Fargo Bank, N.A. for its committed repurchase facility, which has an aggregate maximum borrowing capacity of $250,000 and a maturity date of June 8, 2023. As of June 30, 2021, the Company had $105,363 outstanding with this facility at a weighted average borrowing rate of 0.97%. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of June 30, 2021.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of June 30, 2021 and December 31, 2020:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2021
Repurchase agreements	$2,321,043	$—	$2,321,043	$(2,321,043)	$—	$—

December 31, 2020
Repurchase agreements	$2,437,163	$—	$2,437,163	$(2,437,163)	$—	$—
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Gain (Loss) on Derivative Instruments, Net

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2021	2020	2021	2020
Interest rate swaps	$—	$(1,672)	$—	$(183,852)
Interest rate swaptions	(19,062)	—	38,701	(573)
U.S. Treasury futures	(63,184)	(10,928)	32,464	(19,377)
Options on U.S. Treasury futures	(11,531)	(6,680)	1,086	(17,406)
TBA securities - long positions	40,837	8,688	(17,390)	27,119
TBA securities - short positions	—	2,029	—	(10,041)
(Loss) gain on derivative instruments, net	$(52,940)	$(8,563)	$54,861	$(204,130)

The table below summarizes information about the carrying value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2021	December 31, 2020
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$3,227	$1,094
Interest rate swaptions	Derivative assets	Economic hedging	8,781	1,360
TBA securities	Derivative assets	Investing	4,846	8,888
Total derivatives assets			$16,854	$11,342

Interest rate swaptions	Derivative liabilities	Economic hedging	$—	$(107)
U.S. Treasury futures	Derivative liabilities	Economic hedging	(27,140)	(1,527)
TBA securities	Derivative liabilities	Investing	(185)	—
Total derivatives liabilities			$(27,325)	$(1,634)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table provides details on the Company’s interest rate swaptions held as of the dates indicated:

	Option		Underlying Payer Swap
Average Months to Expiration	Cost	Fair Value	Notional Amount	Average Fixed Pay Rate	Average Term in Years
As of June 30, 2021:
6 months or less	$6,688	$8,781	$500,000	1.16%	10

As of December 31, 2020:
6 months or less	$6,312	$1,161	$750,000	1.02%	10
6-9 months	6,688	92	500,000	1.16%	10
	$13,000	$1,253	$1,250,000	1.07%

The following table provides details on the Company’s U.S. Treasury futures and options on U.S. Treasury futures held as of the dates indicated:

	June 30, 2021			December 31, 2020:
	Notional Amount Long (Short)	Fair Value	Average Term to Expiration	Notional Amount Long (Short)	Fair Value	Average Term to Expiration
Options on U.S. Treasury futures	$850,000	$3,227	3 months	$500,000	$1,094	1 month
U.S. Treasury futures	(3,250,000)	(27,140)	3 months	(825,000)	(1,527)	2 months

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	June 30, 2021	December 31, 2020
Implied market value (1)	$2,355,426	$1,572,949
Implied cost basis (2)	2,350,765	1,564,061
Net carrying value (3)	$4,661	$8,888
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the six months ended June 30, 2021:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
Interest rate swaptions	1,250,000	—	(750,000)	500,000
U.S. Treasury futures	(825,000)	(7,510,000)	5,085,000	(3,250,000)
Options on U.S. Treasury futures	500,000	2,350,000	(2,000,000)	850,000
TBA securities	1,515,000	13,600,000	(12,805,000)	2,310,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2021 and December 31, 2020:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2021
Options on U.S. Treasury futures	$3,227	$—	$3,227	$—	$—	$3,227
Interest rate swaptions	8,781	—	8,781	—	(8,781)	—
TBA securities	4,846	—	4,846	—	—	4,846
Derivative assets	$16,854	$—	$16,854	$—	$(8,781)	$8,073
December 31, 2020
Interest rate swaptions	$1,360	$—	$1,360	$(107)	$—	$1,253
Options on U.S. Treasury futures	1,094	—	1,094	—	—	1,094
TBA securities	8,888	—	8,888	—	(7,681)	1,207
Derivative assets	$11,342	$—	$11,342	$(107)	$(7,681)	$3,554

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2021
U.S. Treasury futures-short positions	$(27,140)	—	$(27,140)	$—	$27,140	$—
TBA securities	(185)	—	(185)	—	185	—
Derivative liabilities	$(27,325)	$—	$(27,325)	$—	$27,325	$—

December 31, 2020
U.S. Treasury futures-short positions	$(1,527)	—	$(1,527)	$—	$1,527	$—
Interest rate swaptions	(107)	—	(107)	107	—	—
Derivative liabilities	$(1,634)	$—	$(1,634)	$107	$1,527	$—
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	June 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$2,995,502	$—	$2,994,500	$1,002	$2,596,255	$—	$2,594,980	$1,275
Mortgage loans held for investment	5,146	—	—	5,146	6,264	—	—	6,264
Derivative assets:
Options on U.S. Treasury futures	3,227	3,227	—	—	1,094	1,094	—	—
Interest rate swaptions	8,781	—	8,781	—	1,360	—	1,360	—
TBA securities-long position	4,846	—	4,846	—	8,888	—	8,888	—
Total assets carried at fair value	$3,017,502	$3,227	$3,008,127	$6,148	$2,613,861	$1,094	$2,605,228	$7,539

Liabilities carried at fair value:
U.S. Treasury futures	$27,140	$27,140	$—	$—	$1,527	$1,527	$—	$—
Interest rate swaptions	—	—	—	—	107	—	107	—
TBA securities-long position	185	—	185	—	—	—	—	—
Total liabilities carried at fair value	$27,325	$27,140	$185	$—	$1,634	$1,527	$107	$—

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

The Company owns other non-Agency MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of June 30, 2021. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the three and six months ended June 30, 2021 is presented in the following table:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Other Non-Agency MBS	Mortgage Loans	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$1,143	$5,749	$1,275	$6,264
Change in fair value (1)	(47)	88	(104)	68
Principal payments	(158)	(683)	(303)	(1,171)
Accretion (amortization)	64	(8)	134	(15)
Balance as of end of period	$1,002	$5,146	$1,002	$5,146
(1) Change in fair value for mortgage loans is recorded within “unrealized gain (loss) on investments, net” in net income and change in fair value for other non-Agency MBS is recorded as unrealized gain (loss) in “other comprehensive income”.

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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of June 30, 2021. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025 upon which date and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of three-month LIBOR plus a spread of 5.461%. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on July 15, 2021 to shareholders of record as of July 1, 2021.

During the first quarter of 2021, the Company redeemed the remaining 2,788,330 outstanding shares of its 7.625% Series B Cumulative Redeemable Preferred Stock at an aggregate redemption price of approximately $25.15 per share, which included accumulated and unpaid dividends declared as of the redemption date February 15, 2021. The excess of the $25.00 liquidation price per share over the carrying value of the preferred stock redeemed resulted in a charge of $(2,987) to net income to common shareholders for the six months ended June 30, 2021.

Common Stock. During the three months ended June 30, 2021, the Company issued 3,463,708 shares of its common stock through its ATM offering (“ATM”) program at an aggregate value of $68,303, net of $865 in broker commissions and fees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Share-Based Compensation. Total share-based compensation expense recognized by the Company for the three and six months ended June 30, 2021 was $544 and $995, respectively, compared to $424 and $731, respectively, for the three and six months ended June 30, 2020. The following tables present a rollforward of share-based awards for the periods indicated:

	Six Months Ended
	June 30, 2021
	Restricted Stock		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Awards outstanding, beginning of period	281,761	$14.74	—	$—	—	$—
Granted	40,027	19.02	55,019	19.40	110,040	19.04
Vested	(124,194)	15.28	—	—	—	—
Awards outstanding, end of period	197,594	$15.27	55,019	$19.40	110,040	$19.04

	Six Months Ended
	June 30, 2020
	Restricted Stock		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Awards outstanding, beginning of period	119,213	$18.56	—	$—	—	$—
Granted	240,293	13.88	—	—	—	—
Vested	(65,749)	18.61	—	—	—	—
Awards outstanding, end of period	293,757	$14.72	—	$—	—	$—

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of June 30, 2021, which will be amortized into compensation expense over the period disclosed:

	June 30, 2021
	Remaining Compensation Cost	WAVG Period of Recognition (in Years)
Restricted stock	$2,632	1.7
RSUs	1,035	2.7
PSUs	2,028	2.5
Total	$5,695	2.2

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in Part II, Item 8 in our 2020 Form 10-K. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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
Market Conditions and Recent Activity
Economic conditions during the second quarter of 2021 reversed direction from the first quarter’s recovery as the yield curve flattened and credit spreads widened for Agency RMBS. Markets began to price the impact of potentially tighter monetary conditions after commentary made by Federal Reserve officials at the conclusion of its Federal Open Market Committee (“FOMC”) meeting in June indicated they were discussing the possibility of tapering its purchases of assets including Agency RMBS. In addition, the concern over the impact of variants of COVID-19 on real economic activity, along with technicals in the UST market, drove yields lower during the second quarter, and the curve has continued to flatten further so far into the third quarter of 2021. The 2-year U.S. Treasury (“UST”) rate rose 9 basis points while the 10-year fell 27 basis points during the second quarter of 2021 and has dropped further since June 30, 2021.
The table below shows changes in market spreads in basis points for certain investment types in our MBS portfolio during the three months ended June 30, 2021:

Investment Type:	Second Quarter 2021 Change in Spreads	As of June 30, 2021	As of March 31, 2021
Agency RMBS: (1)
2.0% coupon	14	(6)	(20)
2.5% coupon	17	1	(16)
3.0% coupon	25	27	2
3.5% coupon	32	40	8
4.0% coupon	43	54	11
Agency DUS (Agency CMBS) (2)	(4)	18	22
Freddie K AAA IO (Agency CMBS IO) (2)	(30)	65	95
AAA CMBS IO (Non-Agency CMBS IO) (2)	(25)	105	130
(1) Option adjusted spreads are based on Company estimates using third-party models and market data.
(2) Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.

The charts below show the highest and lowest U.S. Treasury and swap rates during the three months ended June 30, 2021 as well as the rates as of June 30, 2021 and March 31, 2021:

We stated our expectations last quarter for a range-bound interest rate environment with bouts of volatility and a potential for wider MBS spreads, which largely played out during the second quarter of 2021. In response to this volatility, we continued to focus on our leverage position and management of our capital. Early in the second quarter, we reduced our investment portfolio when spreads were tighter, reducing our leverage a full turn. Later in the second quarter, we partially re-leveraged our balance sheet, using a portion of the $68.3 million in capital we raised through ATM issuances to re-invest in lower coupon Agency RMBS as spreads were widening. As discussed further below in “Current Outlook”, we believe market fundamentals and technicals remain positive toward a steepening yield curve with longer-term interest rates moving higher as the economy continues recovery in the medium term.

Second Quarter 2021 Performance

The decline in our book value of $(1.32) per common share during the second quarter was the result of a comprehensive loss to common shareholders of $(31.4) million, which was primarily comprised of hedge losses of $(93.8) million due to the yield curve flattening. Partially offsetting the hedge losses, the fair value of the Company's investments including TBA securities increased $58.2 million as a result of the decline in longer-term interest rates. The majority of this increase is from our investment in TBA securities, which are highly liquid and continue to provide substantial returns at a lower implied cost of financing. In addition to the flattening yield curve, Agency RMBS credit spreads widened versus benchmarks. Though the widening offset a portion of the gains in fair value of MBS from declining longer-term rates, it also provided opportunities for us to purchase approximately $1.0 billion in specified pools and increase our average TBA investments by approximately $0.5 billion in the latter half of the second quarter. In addition to benefiting from an increase in fair value when spreads tighten, the premiums paid for securities are generally lower when spreads are wider, which results in lower premium amortization expense and higher yields on these securities.

Net interest income of $12.1 million for the second quarter of 2021 was relatively unchanged from the first quarter of 2021, and net interest spread was flat at 1.87% versus the prior quarter. Interest income declined by $0.5 million due primarily to a smaller average balance of MBS at lower effective yields and a decline of $0.3 million in net prepayment penalty income from CMBS IO from the prior quarter. Though we purchased Agency RMBS of $0.8 million, net of sales, in the latter half of the second quarter, interest income for the period includes one month or less of interest earnings as these purchases settled either in June or were pending settlement as of June 30, 2021. The decline in interest income was mostly offset by the decline of $0.4 million in interest expense from repurchase agreement financing costs. Our overall effective yield on investments declined to 2.10%, but was offset by a corresponding decline in the cost of financing on our repurchase agreements used to finance our investments.

Core net operating income to common shareholders, a non-GAAP measure, increased $3.9 million to $16.3 million due to higher drop income from TBA securities and lower preferred stock dividends as a result of our redemption of the remaining shares of our Series B Preferred Stock in the first quarter of 2021. Our implied funding cost for TBA dollar roll transactions was approximately 49 basis points lower than our repurchase agreement financing rate for Agency RMBS during the second quarter of 2021, an increase of 10 basis points in specialness relative to the prior quarter. As a result, TBA dollar roll transactions contributed an 8 basis point increase to adjusted net interest spread, a non-GAAP measure, which was 1.95% for the second quarter of 2021.
Current Outlook

Our outlook for market conditions and the Company has not changed from the prior quarter. We believe that the global economy is still evolving through varied consequences of the pandemic coupled with the impact of massive fiscal and monetary stimulus. For the next few quarters, we believe rates will remain relatively range-bound near current levels. Over the next six-to-twelve months, we believe that the 10-year UST rate will most likely move higher in the range as we anticipate a global transition to a more fully reopened economy, a higher percentage of vaccinated populations, stable or rising inflation, and a rising supply of global sovereign bonds from central bank purchase tapering, continued deficit spending, and fiscal stimulus. In the intermediate term, we believe tapering of asset purchases by the Federal Reserve will cause spreads to widen across all asset classes, but especially spreads on lower quality assets. This is because asset tapering, while still growing the size of the Federal Reserve’s balance sheet, represents a reduction of monetary stimulus.
From a borrowing cost perspective, the Federal Reserve has indicated that the U.S. Federal Funds Target Rate will remain near zero until at least 2023, which means our financing costs should remain at current low levels until then. An environment where borrowing costs are anchored and the yield curve is reasonably steep with rates range-bound supports our ability to generate solid total economic returns to our shareholders. While there are risks that the 10-year UST rate moves outside the range or there is a sudden change in Federal Reserve policy, we believe the probability of either occurring in the near-term is relatively low.

We have planned for other potential scenarios that may unfold, including the risk of an exogenous event, which we believe remains high. As a result, we are maintaining a lower leveraged capital structure, a highly liquid position, and are investing in highly liquid Agency RMBS and TBAs. We believe that we are entering a period where there will be opportunity to invest capital at wider spreads, and we are positioned with relatively low leverage on our capital with ample liquidity to add assets at attractive return profiles. Longer term, we maintain our belief that the demographics behind the housing sector continue to support our investment thesis of investing in high quality, highly liquid U.S.-based housing assets, and we maintain our focus on capital preservation while generating returns over the long term.

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

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	June 30, 2021	March 31, 2021
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders	$(31,412)	$47,227
Less:
Change in fair value of investments (1)	(17,362)	61,439
Change in fair value of derivative instruments, net (2)	65,117	(99,233)
Preferred stock redemption charge	—	2,987
Core net operating income to common shareholders	$16,343	$12,420
Average common shares outstanding	31,973,587	26,788,693
Comprehensive income per common share	$(0.98)	$1.76

Core net operating income per common share	$0.51	$0.46

Net interest income	$12,118	$12,259
TBA drop income (3)	12,177	8,568
Adjusted net interest income	$24,295	$20,827
Other operating expense, net	(323)	(380)
General and administrative expenses	(5,706)	(5,468)
Preferred stock dividends	(1,923)	(2,559)
Core net operating income to common shareholders	$16,343	$12,420
(1)    Amount includes realized and unrealized gains and losses recorded in net income and OCI due to changes in the fair value of the Company’s MBS and other investments.
(2) Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes TBA drop income.
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

FINANCIAL CONDITION

Investment Portfolio
The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:
(1) Includes TBA positions at their implied market value, as if settled, of $2.4 billion and $1.6 billion, respectively. TBA securities are recorded within “derivative assets (liabilities)” on our consolidated balance sheet at their net carrying value, which represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

RMBS. As of June 30, 2021, the majority of our investments in RMBS were Agency-issued pass-through securities collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. Mortgage pass-through certificates generally distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. In addition to specified pools of Agency RMBS, we are also currently investing in TBA securities. Please refer to Notes 1 and 5 of the Notes to the Consolidated Financial Statements for a description of these transactions and information regarding their accounting treatment.
As noted in the table below, as of June 30, 2021, we are invested in lower coupon securities to mitigate the risk of loss of premiums due to early prepayment. Our lower coupon investments also have lower premiums relative to higher coupon assets which further protects our earnings when prepayments occur. Our investment in TBA securities has increased relative to prior periods as implied financing rates for dollar roll transactions have been lower than the financing rates for repurchase agreement borrowings we typically use to finance specified pools. Because TBA securities have higher relative liquidity, these transactions allow more flexibility should we decide or find it necessary to reduce leverage.
The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	June 30, 2021
	Par/Notional-Long (Short)	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
2.0%	$907,767	$925,875	$919,889	10	13.2%	7.60
2.5%	1,244,081	1,298,263	1,295,851	9	16.0%	6.78
4.0%	208,875	215,146	225,168	39	44.8%	3.24
TBA 2.0%	915,000	922,078	923,683	n/a	n/a	7.51
TBA 2.5%	820,000	845,214	847,390	n/a	n/a	5.63
15-year fixed-rate:
TBA 1.5%	375,000	377,864	378,267	n/a	n/a	5.07
TBA 2.0%	200,000	205,609	206,086	n/a	n/a	4.48
Total	$4,670,723	$4,790,049	$4,796,334	12	19.0%	6.47

	December 31, 2020
	Par/Notional-Long (Short)	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
TBA 2.0%	$765,000	$789,945	$792,957	n/a	n/a	4.89
2.0%	620,238	635,096	646,744	8	7.7%	5.31
2.5%	938,334	973,116	995,889	10	13.5%	3.53
4.0%	280,474	288,831	303,758	33	46.8%	2.48
15-year fixed-rate:
TBA 1.5%	250,000	255,068	257,305	n/a	n/a	4.73
TBA 2.0%	500,000	519,047	522,687	n/a	n/a	3.09
Total	$3,354,046	$3,461,103	$3,519,340	13	17.1%	4.10
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
CMBS. Substantially all of our CMBS investments as of June 30, 2021 were fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which we believe makes the fair value of CMBS less costly to hedge relative to RMBS.
The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	June 30, 2021				December 31, 2020
($s in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009 (3)	$6,457	$6,273	18	5.76%	$9,132	$8,964	36	5.69%
2009 to 2012	11,281	11,851	41	5.56%	11,424	12,085	65	5.56%
2013 to 2014	9,759	9,904	42	3.61%	9,865	10,033	44	3.61%
2015	118,870	120,126	62	2.88%	155,760	157,137	69	2.85%
2017	30,858	31,215	86	3.18%	30,907	31,294	91	3.18%
2019	19,702	19,976	146	3.13%	19,702	19,988	151	3.12%
	$196,927	$199,345	70	3.24%	$236,790	$239,501	77	3.19%
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.
(2) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.
(3) The Company has one non-Agency CMBS originally issued in 1998 with an amortized cost and fair value of less than $1.0 million as of June 30, 2021 and December 31, 2020.

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO. Agency-issued CMBS IO pools are backed by multifamily housing loans, and our non-Agency issued CMBS IO are backed by loans secured by a number of different property types including office buildings, hospitality, and retail, among others. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Yields on CMBS IO securities are dependent upon the performance of the underlying loans. Similar to CMBS described above, the Company receives prepayment compensation as most loans in these securities have some form of prepayment protection from early repayment; however, there are no prepayment protections if the loan defaults and is partially or wholly repaid earlier because of loss mitigation actions taken by the underlying loan servicer. Because Agency CMBS IO generally contain higher credit quality loans, they have a lower risk of default than non-Agency CMBS IO. The majority of our CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations.
The following tables present our CMBS IO investments by year of origination as of the dates indicated:

	June 30, 2021
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$6,241	$6,106	5	$1,486	$1,505	5
2013	16,070	18,210	9	8,213	8,291	10
2014	20,567	21,495	18	41,931	43,169	16
2015	27,246	28,623	22	46,599	48,430	22
2016	20,647	21,667	27	14,975	15,163	16
2017	24,590	25,977	38	7,000	7,260	30
2018	3,589	3,922	57	—	—	—
2019	84,391	89,018	56	—	—	—
2020	3,028	3,105	48	—	—	—
2021	526	542	78	—	—	—
	$206,895	$218,665	37	$120,204	$123,818	20

	December 31, 2020
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$12,037	$11,932	9	$3,237	$3,263	8
2013	22,367	24,165	13	10,875	10,912	15
2014	24,841	25,749	22	50,777	51,175	20
2015	31,875	33,404	26	53,176	54,020	27
2016	23,072	24,203	31	16,705	16,906	16
2017	26,493	27,952	42	7,733	7,808	34
2018	3,792	3,983	62	—	—	—
2019	88,757	91,303	60	—	—	—
2020	3,203	3,264	53	—	—	—
	$236,437	$245,955	39	$142,503	$144,084	24
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of contractual cash flows remaining for the investments by year of origination.

The weighted average interest coupon rate for our CMBS IO was 0.64% as of June 30, 2021 and 0.56% as of December 31, 2020. Effective yields on CMBS IO securities are dependent upon the performance of the underlying loans. Our return on these investments may be negatively impacted if the loans default, resulting in foreclosures, or liquidations of the loan collateral. Non-Agency-issued securities are generally expected to have a higher risk of default than Agency CMBS IO. We are mostly invested in senior tranches of these securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance in order to mitigate our exposure to losses. The majority of our non-Agency CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. All of our non-Agency CMBS IO were originated prior to 2017, the majority of which we believe have had underlying property value appreciation.

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
The property type for the loans securing our non-Agency CMBS IO, which has not changed materially since December 31, 2020, are shown in the table below as of June 30, 2021:

	June 30, 2021
($s in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$34,811	28.1%
Office	26,907	21.7%
Multifamily	20,834	16.8%
Hotel	16,641	13.4%
Mixed use	8,561	6.9%
Other (1)	16,064	13.1%
Total non-Agency CMBS IO	$123,818	100.0%
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
Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.

Derivative Assets and Liabilities
We use derivative instruments to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily fixed-rate investments financed with short-term repurchase agreements. Changes in interest rates can impact net interest income, the market value of our investments, and book value per common share. We regularly monitor and frequently adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio as well as our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations. As of June 30, 2021, approximately 86% of our MBS portfolio including TBA securities were hedged using short positions in U.S. Treasury futures, put options on U.S. Treasury futures, and interest rate swaptions compared to approximately 62% as of December 31, 2020. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” contained in “Executive Overview” of Part I, Item 2 of this Quarterly Report on Form 10-Q for additional important information about these financial measures.

Three Months Ended June 30, 2021 Compared to the Three Months Ended March 31, 2021

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	June 30, 2021	March 31, 2021
Net interest income	$12,118	$12,259
Realized gain on sale of investments, net	2,008	4,697
Unrealized gain (loss) on investments, net	1,084	(980)
(Loss) gain on derivative instruments, net	(52,940)	107,801
General and administrative expenses	(5,706)	(5,468)
Other operating expenses, net	(323)	(380)
Preferred stock dividends	(1,923)	(2,559)
Preferred stock redemption charges	—	(2,987)
Net (loss) income to common shareholders	(45,682)	112,383
Other comprehensive income (loss)	14,270	(65,156)
Comprehensive (loss) income to common shareholders	$(31,412)	$47,227
Net Interest Income
Net interest income was relatively stable for the three months ended June 30, 2021 compared to the three months ended March 31, 2021, and net interest spread was flat at 1.87% versus the prior quarter. Interest income declined $(0.5) million for the second quarter of 2021 compared to the prior quarter due to a smaller average balance of assets at lower effective yields and a decline of $0.3 million in net prepayment penalty income from CMBS IO. Though we purchased Agency RMBS of $0.8 million, net of sales, in the latter half of the second quarter, interest income for the period includes one month or less of interest earnings as these purchases settled either in June or were pending settlement as of June 30, 2021. The decline in interest income was mostly offset by the decline of $0.4 million in interest expense from repurchase agreement financing costs.
The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	June 30, 2021			March 31, 2021
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$7,373	$1,863,420	1.58%	$7,381	$1,821,920	1.62%
Agency CMBS	1,959	233,815	2.97%	1,832	238,158	2.91%
CMBS IO (5)	3,918	339,288	4.24%	4,516	365,891	4.33%
Non-Agency MBS and other investments	143	6,617	6.94%	163	7,304	7.15%
Total:	$13,393	$2,443,140	2.10%	$13,892	$2,433,273	2.17%

Interest-bearing liabilities: (6)	(1,275)	2,155,200	(0.23)%	(1,633)	2,158,121	(0.30)%
Net interest income/net interest spread	$12,118		1.87%	$12,259		1.87%
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

The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	June 30, 2021 Compared to March 31, 2021
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(176)	$168	$—	$(8)
Agency CMBS	(4)	(14)	145	127
CMBS IO (2)	(12)	(278)	(308)	(598)
Non-Agency MBS and other investments	(7)	(9)	(4)	(20)
Change in interest income	(199)	(133)	(167)	(499)
Change in interest expense	(349)	(9)	—	(358)

Total net change in net interest income	$150	$(124)	$(167)	$(141)
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.
(2) Includes Agency and non-Agency issued securities.

As mentioned previously, CMBS and CMBS IO typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. We earned $1.2 million in gross prepayment compensation for the three months ended June 30, 2021 compared to $0.8 million for the three months ended March 31, 2021. These amounts were offset by additional premium amortization adjustments of $(0.5) million and $0.1 million, respectively, resulting in net prepayment penalty income of $0.7 million for the three months ended June 30, 2021 and $0.9 million for the three months ended March 31, 2021.
Adjusted Net Interest Income
Please refer to “Non-GAAP Financial Measures” at the end of the “Executive Overview” section of this Quarterly Report on Form 10-Q for additional information about this financial measure used by management to evaluate results of operations.

	Three Months Ended
	June 30, 2021		March 31, 2021
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income	$12,118	1.87%	$12,259	1.87%
Add: TBA drop income (1) (2)	12,177	0.08%	8,568	—%
Adjusted net interest income	$24,295	1.95%	$20,827	1.87%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
Adjusted net interest income increased for the three months ended June 30, 2021 compared to the three months ended March 31, 2021 because we increased our average investment in TBA securities by approximately 29% during the second quarter, resulting in higher TBA drop income. The financing cost imputed in TBA dollar roll transactions continues to be lower than the average repurchase agreement financing rate, which is commonly referred to in the industry as TBA dollar rolls “trading special” or “dollar roll specialness.” Dollar roll specialness happens primarily as a result of supply/demand imbalances or volatility in market prepayment expectations, and in management’s view, the pace of bank and Federal Reserve purchases is currently resulting in an implied financing costs dropping below 0%. The implied financing rate for our TBA long positions was (0.36)% compared to our repurchase agreement financing cost for specified pools of Agency RMBS of 0.13% for the three months ended June 30, 2021, an increase of 10 basis points in dollar roll specialness versus the prior quarter. As a result, TBA dollar roll transactions contributed 8 basis points to adjusted net interest spread of 1.95% for the second quarter of 2021.
Changes in Fair Value of Investments
Changes in the fair value of our investments result in realized and unrealized gains and losses. The fair value of our investments are impacted by a number of factors including, among others, market volatility, changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments, and supply/demand dynamics which are in turn impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve Bank of New York.
The following table provides details on unrealized gains and losses on our investments recorded within “unrealized gain (loss) on investments, net” and “other comprehensive income (loss)” for the periods indicated:

	Three Months Ended
($s in thousands)	June 30, 2021	March 31, 2021
MBS purchased after December 31, 2020	$997	$(960)
Mortgage loans held for investment	86	(35)
Other	1	15
Unrealized gain (loss) on investments, net	1,084	(980)

Agency RMBS	12,429	(60,175)
Agency CMBS	(259)	(7,046)
CMBS IO	2,148	2,121
Non-Agency other	(48)	(56)
Other comprehensive income (loss)	14,270	(65,156)

Total unrealized gains (losses)	$15,354	$(66,136)
Sales of our investments happen in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. The following table provides information related to our “realized gains (losses) on sales of investments, net” for the periods indicated:

	Three Months Ended
	June 30, 2021		March 31, 2021
($s in thousands)	Amortized cost sold	Realized Gain	Amortized cost sold	Realized Gain
Agency RMBS-designated as AFS	$213,339	$(759)	$70,132	$4,697
Agency CMBS-designated as AFS	35,106	2,767	—	—
Total	$248,445	$2,008	$70,132	$4,697

Gain (Loss) on Derivative Instruments, Net
Changes in the fair value of derivative instruments are impacted by changing market interest rates and adjustments that we may make to our hedging positions in any given period. Because of the changes made to our derivatives portfolio from one reporting period to the next, results of any given reporting period are generally not comparable to results of another.
The yield curve flattened during the second quarter of 2021 as longer-term interest rates declined. However, we maintained our hedge position for a steeper yield curve given management's macroeconomic view that market fundamentals remain positive and point toward continued economic recovery in the medium term. The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended
($s in thousands)	June 30, 2021	March 31, 2021
Change in fair value of interest rate hedges:
Interest rate swaptions	$(19,062)	$57,763
U.S. Treasury futures	(63,184)	95,647
Options on U.S. Treasury futures	(11,531)	12,617
Total (loss) gain on interest rate hedges	(93,777)	166,027

TBA dollar roll positions:
Change in fair value (1)	28,660	(66,794)
TBA drop income (2)	12,177	8,568
Total TBA dollar roll gain (loss), net	40,837	(58,226)

Total (loss) gain on derivative instruments, net	$(52,940)	$107,801
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

The following table provides information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Three Months Ended
($s in thousands)	June 30, 2021	March 31, 2021
Interest rate swaptions	$—	$31,173
U.S. Treasury futures	36,679	21,397
Options on U.S. Treasury futures	(3,633)	1,872
TBA long positions	16,309	(29,471)
Total realized gains (losses) on derivative instruments	$49,355	$24,971
General and Administrative Expenses
General and administrative expenses increased $0.2 million for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. This increase is attributable to a $0.1 million increase in compensation and benefits due to an increase in the accrual for annual bonuses based on company performance during the first six months of 2021 and a $0.1 million increase in other general and administrative expenses due to an increase in consulting expenses related to planning for implementation of new investment software, partially offset by a decline in accounting and legal fee expenses.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Interest Income
Net interest income declined $(8.3) million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 because we held a smaller average balance of lower yielding investments during the first half of 2021 compared to the first half of 2020. Net interest spread increased 34 basis points for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as the decline in our repurchase agreement borrowing costs was higher than the decline in the effective yield earned on our investments. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Six Months Ended
	June 30,
	2021			2020
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$14,754	$1,842,785	1.60%	$28,895	$2,073,379	2.79%
Agency CMBS	3,792	235,974	3.03%	19,922	1,309,637	3.00%
CMBS IO (5)	8,434	352,516	4.45%	9,968	461,988	4.03%
Non-Agency MBS and other investments (6)	305	6,959	7.44%	891	9,944	7.83%
Total:	$27,285	$2,438,234	2.17%	$59,676	$3,854,948	3.02%

Interest-bearing liabilities: (7)	(2,908)	2,156,652	(0.27)%	(26,952)	3,642,871	(1.46)%
Net interest income/net interest spread	$24,377		1.90%	$32,724		1.56%
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
(6) Interest income for non-Agency and other investments for the six months ended June 30, 2020 includes $0.5 million of interest income from cash and cash equivalents. Average balance and effective yield for non-Agency MBS and other investments excludes cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Six Months Ended
	June 30, 2021 Compared to June 30, 2020
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(10,933)	$(3,208)	$—	$(14,141)
Agency CMBS	(166)	(16,277)	313	(16,130)
CMBS IO (2)	658	(2,045)	(147)	(1,534)
Non-Agency MBS and other investments	(59)	(501)	(26)	(586)
Change in interest income	$(10,500)	$(22,031)	$140	$(32,391)
Change in interest expense	(12,959)	(11,085)	—	(24,044)

Total net change in net interest income	$2,459	$(10,946)	$140	$(8,347)
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

	Six Months Ended
	June 30,
	2021		2020
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income	$24,377	1.90%	$32,724	1.56%
Add: TBA drop income (1) (2)	20,745	0.03%	2,535	—%
Add: net periodic interest benefit (3)	—	—%	1,957	0.10%
Adjusted net interest income	$45,122	1.93%	$37,216	1.66%
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

The increase of $7.9 million in adjusted net interest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is due to our increased investment in TBA securities at lower implied funding costs relative to the six months ended June 30, 2020, which resulted in an increase in TBA drop income of $18.2 million. This increase in TBA drop income offset the decline of $(8.3) million in net interest income and $(2.0) million in net periodic interest benefit from interest rate swaps. As discussed previously, we have increased our investment in TBA securities relative to prior periods due to dollar roll specialness, and also given the current market environment. TBA securities allow us more flexibility should we decide or find it necessary to reduce leverage. The decline in net periodic interest benefit from interest rate swaps is because we are not currently using interest rate swaps to hedge our interest rate risk.
The following table discloses net premium amortization by MBS type for the periods indicated:

	Six Months Ended
($s in thousands)	June 30, 2021	June 30, 2020
Agency RMBS	$(7,450)	$(6,540)
Agency CMBS	(419)	(974)
CMBS IO	(52,310)	(56,372)
Non-Agency MBS	134	180
Total net premium amortization	$(60,045)	$(63,706)
Prepayment compensation from CMBS and CMBS IO was $2.0 million for the six months ended June 30, 2021 compared to $0.9 million for the six months ended March 31, 2021.
Changes in Fair Value of Investments
The following table provides details on unrealized gains or losses on our investments recorded within “unrealized gain (loss) on investments, net” and “other comprehensive income (loss)” for the periods indicated:

	Six Months Ended
($s in thousands)	June 30, 2021	June 30, 2020
MBS purchased after December 31, 2020	$37	$—
Mortgage loans held for investment	50	(20)
Other	17	(20)
Unrealized gain (loss) on investments, net	104	(40)

Agency RMBS	(47,746)	(28,154)
Agency CMBS	(7,305)	(54,251)
CMBS IO	4,270	(9,495)
Non-Agency other	(105)	(175)
Other comprehensive loss	(50,886)	(92,075)

Total unrealized losses	$(50,782)	$(92,115)
The following table provides information related to our “realized gains (losses) on sales of investments, net” for the periods indicated:

	Six Months Ended
	June 30, 2021		June 30, 2020
($s in thousands)	Amortized cost sold	Realized Gain	Amortized cost sold	Realized Gain
Agency RMBS-designated as AFS	$283,471	$3,938	$2,112,633	$75,823
Agency CMBS-designated as AFS	35,106	2,767	1,991,853	202,059
Total	$318,577	$6,705	$4,104,486	$277,882
Gain (Loss) on Derivative Instruments, Net
The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Six Months Ended
($s in thousands)	June 30, 2021	June 30, 2020
Change in fair value of interest rate hedges:
Interest rate swaps (1)	$—	$(183,852)
Interest rate swaptions	38,701	(573)
U.S. Treasury futures	32,464	(19,377)
Options on U.S. Treasury futures	1,086	(17,406)
Total gain (loss) on interest rate hedges	72,251	(221,208)

TBA dollar roll positions:
Change in fair value (2)	(38,135)	14,543
TBA drop income (3)	20,745	2,535
Total TBA dollar roll (loss) gain, net	(17,390)	17,078

Total gain (loss) on derivative instruments, net	$54,861	$(204,130)
(1) Amount for interest rate swaps for six months ended June 30, 2020 is net of periodic interest benefit of $2.0 million.
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

The following table provides information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Six Months Ended
($s in thousands)	June 30, 2021	June 30, 2020
Interest rate swaps	$—	$(183,773)
Interest rate swaptions	—	(1,934)
U.S. Treasury futures	58,076	(15,168)
Options on U.S. Treasury futures	(1,761)	(13,234)
TBA long positions	(13,162)	23,196
TBA short positions	—	(11,016)
Total realized gains (losses) on derivative instruments	$43,153	$(201,929)

General and Administrative Expenses
General and administrative expenses increased $1.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due primarily to higher bonus accruals based on the Company’s year-to-date performance and consulting fees related to planning for implementation of new investment software.

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
Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO which were $517.9 million as of June 30, 2021 compared to $415.3 million as of December 31, 2020.
We analyze our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analyses is to assess the adequacy of our liquidity to withstand potential adverse events, such as the current COVID-19 pandemic. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 6.7x shareholders’ equity as of June 30, 2021 compared to 6.3x as of December 31, 2020. The increase in leverage during the first six months of 2021 resulted from a 50% increase in the cost basis of our investment in TBA securities as of June 30, 2021 compared to December 31, 2020. This increase was partially offset by a 19% increase in our equity, which increased primarily as a result of capital raises during the first half of 2021. We include our TBA long positions in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Management expects leverage to increase modestly over the next 6 months given current expectations of market conditions. In general, our leverage will increase if we are able to purchase investments with higher expected returns than currently exist today.
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
The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2021	$2,321,043	$2,155,200	$2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683
September 30, 2020	2,594,683	2,984,946	3,314,991
June 30, 2020	3,314,991	2,580,296	4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender some protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement (if the term is renewed) and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the haircut required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are typically referred to as “margin calls”, and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. Declines in the fair value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, Fannie Mae and Freddie Mac announce principal payments on Agency MBS in advance of their actual remittance of principal payments, and repurchase agreement lenders generally make margin calls for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments from Fannie Mae and Freddie Mac. The weighted average haircut for our borrowings collateralized with Agency RMBS and Agency CMBS typically averages less than 5% while CMBS IO averages between 13-16%.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk”, which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of June 30, 2021, the Company had repurchase agreement amounts outstanding with 23 of its 37 available repurchase agreement counterparties and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements including, among other things, requirements that we maintain minimum shareholders' equity (usually a set minimum, or a percentage of the highest amount of shareholders' equity since the date of the agreement), limits on maximum decline in shareholders' equity (expressed as a percentage decline in any given period), limits on maximum leverage (as a multiple of shareholders' equity), and requirements to maintain our status as a REIT under the Internal Revenue Code of 1986 and the corresponding provisions of state law and to maintain our listing on the New York Stock Exchange. Violations of one or more of these covenants could result in the lender declaring an event of default which would result in the termination of the repurchase agreement and immediate acceleration of amounts due thereunder. In addition, some of the agreements contain cross default features, whereby default with one lender simultaneously causes default under agreements with other lenders. Violations could also restrict us from paying dividends or engaging in other transactions that are necessary for us to maintain our REIT status.
We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of June 30, 2021, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
We use certain types of financial instruments that are accounted for as derivative instruments, including interest rate swaps, futures, options, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of June 30, 2021, we had received cash collateral of $9.3 million from our counterparties under these agreements.
Our TBA contracts are subject to master securities forward transaction agreements published by the Securities Industry and Financial Markets Association as well as supplemental terms and conditions with each counterparty. Under the terms of these agreements, we may be required to pledge collateral to, or have the right to receive collateral from, our counterparties when initiated or in the event the fair value of our TBA contracts declines. As of June 30, 2021, we had cash of $85.3 million posted as collateral under these agreements. Declines in the fair value of TBA contracts are generally related to such factors as rising interest rates, increases in expected prepayment speeds, or widening spreads. Our TBA contracts generally provide that valuations for our TBA contracts and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA contract and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.

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

Contractual Obligations and Other Matters
As of June 30, 2021, we do not have any material contractual obligations other than the short-term repurchase agreement amounts discussed above, nor do we believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity other than as discussed above. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the six months ended June 30, 2021 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2021.

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
•Our views on the effect of actual or proposed actions of the Federal Reserve, the FOMC, or other central banks with respect to monetary policy (including the targeted Federal Funds Rate), and the potential impact of these actions on interest rates, inflation or unemployment;
•The effect of regulatory initiatives of the Federal Reserve (including the FOMC), the FHFA, other financial regulators, and other central banks;
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
•The impact of the COVID-19 pandemic on the economy, as well as certain actions taken by federal, state and local governments in response to the pandemic, and on delinquencies in loans underlying our investments;
•Our liquidity and ability to access financing, and the anticipated availability and cost of financing;
•Our capital stock activity including the impact of stock issuances and repurchases;
•The amount, timing, and funding of future dividends;
•Our use of our tax NOL carryforward and other tax loss carryforwards;;
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
•The financial position and credit worthiness of the depository institutions in which the Company’s MBS and cash deposits are held;
•The impact of applicable tax and accounting requirements on the us including our tax treatment of derivative instruments such as TBAs, interest rate swaps, options and futures;
•Our future compliance with covenants in our master repurchase agreements, ISDA agreements, and debt covenants in our other contractual agreements;
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

While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those incorporated by reference into Part II, Item 1A, “Risk Factors,” and in particular, adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, including the efficacy, distribution, availability and adoption rates of vaccines for COVID-19 and variants thereof;
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
•the level of defaults by borrowers on loans underlying MBS that we have purchased, or on loans which we have securitized;
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
The table below shows the projected sensitivity of our net interest income as of the dates indicated assuming an instantaneous parallel shift in interest rates and no changes in the composition of our investment portfolio:

	Projected Change in Net Interest Income Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
June 30, 2021	(1)	1.9%	(7.3)%	(15.6)%
December 31, 2020	(1)	0.4%	(5.9)%	(12.9)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented.

The projected sensitivity to changes in interest rates on our net interest income shown in the table above as of June 30, 2021 has increased compared to December 31, 2020 because the higher interest rates as of June 30, 2021 result in the projected prepayment speed for our Agency RMBS not slowing as much as it did as of December 31, 2020, which decreased the benefit of lower amortization expense compared to December 31, 2020.
The table below shows the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	June 30, 2021
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.7%	17.1%	2.4%	11.1%	(3.0)%	(13.7)%	(6.1)%	(28.4)%
CMBS	0.3%	1.5%	0.2%	0.8%	(0.2)%	(0.8)%	(0.3)%	(1.6)%
CMBS IO	0.2%	0.9%	0.1%	0.6%	(0.1)%	(0.6)%	(0.3)%	(1.2)%
TBAs	2.8%	13.0%	2.0%	9.2%	(2.7)%	(12.4)%	(5.6)%	(25.9)%
Interest rate hedges	(9.9)%	(46.0)%	(5.2)%	(24.1)%	5.8%	27.0%	11.9%	55.3%
Total	(2.9)%	(13.5)%	(0.5)%	(2.4)%	(0.2)%	(0.5)%	(0.4)%	(1.8)%

	December 31, 2020
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	1.1%	6.5%	0.9%	5.5%	(1.7)%	(10.1)%	(3.9)%	(22.5)%
CMBS	0.3%	1.9%	0.2%	1.4%	(0.3)%	(1.5)%	(0.5)%	(3.0)%
CMBS IO	0.2%	0.9%	0.1%	0.8%	(0.2)%	(1.1)%	(0.4)%	(2.1)%
TBAs	0.9%	5.2%	0.8%	4.6%	(1.5)%	(8.9)%	(3.4)%	(19.6)%
Interest rate hedges	(3.4)%	(19.6)%	(1.9)%	(11.0)%	3.4%	19.9%	7.5%	43.4%
Total	(0.9)%	(5.1)%	0.1%	1.3%	(0.3)%	(1.7)%	(0.7)%	(3.8)%
(1)Changes in market value of our financings are excluded because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

The projected sensitivity of the market value of our portfolio to a downward parallel shift in interest rates increased as of June 30, 2021 compared to December 31, 2020 because we held a higher notional balance of hedges as of June 30, 2021 to help cushion a loss in fair value of our assets in a steepening yield curve environment. Please refer to “Executive Overview” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on management’s economic outlook.
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

		June 30, 2021		December 31, 2020
Basis Point Change in		Percentage Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+25	+50	(0.3)%	(1.6)%	(0.1)%	(0.4)%
+50	+25	0.1%	0.3%	(0.5)%	(2.7)%
+50	+100	(1.0)%	(4.5)%	(0.2)%	(1.2)%
0	-25	0.1%	0.4%	0.1%	0.8%
-10	-50	(0.1)%	(0.2)%	0.3%	1.9%
-25	-75	(0.8)%	(3.6)%	0.2%	1.1%
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
The Company's exposure to changes to market spreads did not materially shift as of June 30, 2021 versus December 31, 2020. The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	June 30, 2021		December 31, 2020
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+20/+50 (2)	(2.3)%	(10.9)%	(1.6)%	(9.5)%
+10	(1.1)%	(5.2)%	(0.8)%	(4.4)%
-10	1.1%	5.2%	0.8%	4.4%
-20/-50 (2)	2.3%	10.9%	1.6%	9.5%
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
We seek to manage our prepayment risk on our MBS by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). With respect to RMBS, we have invested substantially in lower coupon securities with approximately 85% of our capital in securities with a coupon of 2.5% or lower as of June 30, 2021. We also tend to favor securities in which we believe the underlying borrowers have some disincentive to refinance as a result of the size of each loan’s principal balance, credit characteristics of the borrower, or geographic location of the property, among other factors, which we estimate represents approximately 90% of our Agency RMBS investment as of June 30, 2021.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
With respect to the claim of $11.3 million against the Company discussed in the Company’s 2020 Form 10-K (the "Receiver Litigation”) which alleges that the Company breached a litigation cost sharing agreement, there were no material developments during the three months ended June 30, 2021.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The Company’s Board of Directors has authorized the repurchase of up to $40 million of the Company’s outstanding shares of common stock and up to $40 million of the Company’s Series C Preferred Stock through March 31, 2022. Subject to applicable securities laws and the terms of the Series C Preferred Stock, which are contained in our Restated Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The following table summarizes repurchases of our common stock that occurred during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($s in thousands)
April 1 - 30, 2021	—	$—	—	$39,834
May 1 - 31, 2021 (1)	22,016	—	—	39,834
June 1 - 30, 2021	—	—	—	39,834
	22,016	$—	—
(1) These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the $40 million repurchase plan authorized by the Company's Board of Directors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective May 14, 2021 (incorporated herein by reference to Exhibit 3.1 to Dynex's Current Report on Form 8-K filed May 18, 2021).
3.2	Amended and Restated Bylaws, effective as of May 11, 2021 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed May 12, 2021).
4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
4.3
Specimen of 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.4 to Dynex's Registration Statement on Form 8-A12B filed February 18, 2020).

10.23.7
Amendment No. 7 to Master Repurchase and Securities Contract dated as of June 8, 2021 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.23.7 to Dynex’s Current Report on Form 8-K filed June 9, 2021).

10.40	Dynex Capital, Inc. Annual Cash Incentive Plan, amended and restated effective as of January 1, 2021 (filed herewith).
10.41.1	Form of Restricted Stock Agreement for Non-Employee Directors (approved May 11, 2021) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).
10.41.2	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after May 26, 2021) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).
10.41.3	Form of Performance Unit Award Agreement for Executive Officers (for awards on or after May 26, 2021) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 2, 2021	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer,
and Director
(Principal Executive Officer)

Date:	August 2, 2021	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)