Form 10-Q
period 2021-09-30
DYNEX CAPITAL INC
filed 2021-11-02
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Yes           ☐           No            ☒

On October 29, 2021, the registrant had 36,665,805 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.
2

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Cash	$382,796	$295,602
Cash collateral posted to counterparties	16,639	14,758
Mortgage-backed securities (including pledged of $2,677,652 and $2,467,859, respectively), at fair value	2,858,166	2,596,255
Mortgage loans held for investment, at fair value	4,717	6,264
Receivable for sales pending settlement	806	150,432
Derivative assets	70,098	11,342
Accrued interest receivable	13,752	14,388
Other assets, net	7,136	6,394
Total assets	$3,354,110	$3,095,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,527,065	$2,437,163
Payable for purchases pending settlement	5,429	5
Derivative liabilities	12,584	1,634
Cash collateral posted by counterparties	22,632	7,681
Accrued interest payable	639	1,410
Accrued dividends payable	6,350	5,814
Other liabilities	5,900	8,275
Total liabilities	2,580,599	2,461,982

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 7,248,330 shares issued and outstanding, respectively ($111,500 and $181,208 aggregate liquidation preference, respectively)	107,843	174,564
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 35,935,306 and 23,697,970 shares issued and outstanding, respectively	359	237
Additional paid-in capital	1,094,296	869,495
Accumulated other comprehensive income	20,236	80,261
Accumulated deficit	(449,223)	(491,104)
Total shareholders’ equity	773,511	633,453
Total liabilities and shareholders’ equity	$3,354,110	$3,095,435
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
 ($s in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income	$15,714	$20,088	$43,000	$79,764
Interest expense	(1,320)	(3,375)	(4,228)	(30,327)
Net interest income	14,394	16,713	38,772	49,437

Realized gain on sale of investments, net	—	20,846	6,705	298,728
Unrealized (loss) gain on investments, net	(3,085)	194	(2,981)	154
Gain (loss) on derivative instruments, net	9,603	7,974	64,463	(196,156)
Other operating expense, net	(330)	(207)	(1,033)	(852)
General and administrative expenses:
Compensation and benefits	(2,977)	(2,402)	(9,306)	(7,301)
Other general and administrative	(3,572)	(2,393)	(8,417)	(6,926)
Net income	14,033	40,725	88,203	137,084
Preferred stock dividends	(1,923)	(3,252)	(6,405)	(10,346)
Preferred stock redemption charge	—	—	(2,987)	(3,914)
Net income to common shareholders	$12,110	$37,473	$78,811	$122,824

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(9,139)	$27,844	$(53,320)	$213,651
Reclassification adjustment for realized gain on available-for-sale investments, net	—	(20,846)	(6,705)	(298,728)
Total other comprehensive (loss) income	(9,139)	6,998	(60,025)	(85,077)
Comprehensive income to common shareholders	$2,971	$44,471	$18,786	$37,747

Weighted average common shares-basic	34,924,449	23,141,270	31,258,711	23,054,042
Weighted average common shares-diluted	35,089,508	23,141,270	31,423,770	23,054,042
Net income per common share-basic	$0.35	$1.62	$2.52	$5.33
Net income per common share-diluted	$0.35	$1.62	$2.51	$5.33
Dividends declared per common share	$0.39	$0.39	$1.17	$1.27
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of adopting accounting standard ASU 2019-05	—	—	—	—	—	—	(548)	(548)
Adjusted Balance, January 1, 2020	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,749)	$582,440
Stock issuance	4,460,000	107,988	—	—	—	—	—	107,988
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	67,511	1	306	—	—	307
Stock repurchase	—	—	(18,782)	—	(206)	—	—	(206)
Adjustments for tax withholding on share-based compensation	—	—	(12,744)	—	(235)	—	—	(235)
Stock issuance costs	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	(98,479)	(98,479)
Dividends on preferred stock	—	—	—	—	—	—	(3,841)	(3,841)
Dividends on common stock	—	—	—	—	—	—	(10,330)	(10,330)
Other comprehensive income	—	—	—	—	—	72,972	—	72,972
Balance as of March 31, 2020	7,248,330	$174,709	22,981,978	$230	$858,203	$246,778	$(729,313)	$550,607
Restricted stock granted, net of amortization	—	—	172,782	1	422	—	—	423
Stock repurchase	—	—	(14,143)	—	(166)	—	—	(166)
Stock issuance costs	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	—	—	—	194,838	194,838
Dividends on preferred stock	—	—	—	—	—	—	(3,253)	(3,253)
Dividends on common stock	—	—	—	—	—	—	(9,925)	(9,925)
Other comprehensive loss	—	—	—	—	—	(165,047)	—	(165,047)
Balance as of June 30, 2020	7,248,330	$174,709	23,140,617	$231	$858,451	$81,731	$(547,653)	$567,469
Stock issuance	—	—	5,219	—	85	—	—	85
Restricted stock granted, net of amortization	—	—	—	—	568	—	—	568

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Adjustments for tax withholding on share-based compensation	—	—	(598)	—	(10)	—	—	(10)
Stock issuance costs	—	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	—	—	40,725	40,725
Dividends on preferred stock	—	—	—	—	—	—	(3,252)	(3,252)
Dividends on common stock	—	—	—	—	—	—	(9,025)	(9,025)
Other comprehensive income	—	—	—	—	—	6,998	—	6,998
Balance as of September 30, 2020	7,248,330	$174,709	23,145,238	$231	$859,089	$88,729	$(519,205)	$603,553

Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
Stock issuance	—	—	7,187,500	72	128,078	—	—	128,150
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	16,722	—	451	—	—	451
Adjustments for tax withholding on share-based compensation	—	—	(22,623)	—	(428)	—	—	(428)
Stock issuance costs	—	—	—	—	(270)	—	—	(270)
Net income	—	—	—	—	—	—	117,929	117,929
Dividends on preferred stock	—	—	—	—	—	—	(2,559)	(2,559)
Dividends on common stock	—	—	—	—	—	—	(10,586)	(10,586)
Other comprehensive loss	—	—	—	—	—	(65,156)	—	(65,156)
Balance as of March 31, 2021	4,460,000	$107,843	30,879,569	$309	$997,326	$15,105	$(389,307)	$731,276
Stock issuance	—	—	3,463,708	34	68,268	—	—	68,302
Restricted stock granted, net of amortization	—	—	23,305	—	444	—	—	444
Other share-based compensation	—	—	—	—	100	—	—	100
Adjustments for tax withholding on share-based compensation	—	—	(22,016)	—	(425)	—	—	(425)
Stock issuance costs	—	—	—	—	(43)	—	—	(43)
Net loss	—	—	—	—	—	—	(43,759)	(43,759)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Dividends on common stock	—	—	—	—	—	—	(12,613)	(12,613)
Other comprehensive income	—	—	—	—	—	14,270	—	14,270
Balance as of June 30, 2021	4,460,000	$107,843	34,344,566	343	1,065,670	29,375	(447,602)	755,629
Stock issuance	—	—	1,590,740	16	27,882	—	—	27,898
Restricted stock granted, net of amortization	—	—	—	—	460	—	—	460
Other share-based compensation	—	—	—	—	300	—	—	300
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	14,033	14,033
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(13,731)	(13,731)
Other comprehensive loss	—	—	—	—	—	(9,139)	—	(9,139)
Balance as of September 30, 2021	4,460,000	$107,843	35,935,306	$359	$1,094,296	$20,236	$(449,223)	$773,511
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$88,203	$137,084
Adjustments to reconcile net income to cash provided by operating activities:
Realized gain on sale of investments, net	(6,705)	(298,728)
Unrealized loss (gain) on investments, net	2,981	(154)
(Gain) loss on derivative instruments, net	(64,463)	196,156
Amortization of investment premiums, net	90,082	96,018
Other amortization and depreciation, net	1,726	1,428
Share-based compensation expense	1,755	1,299
Decrease in accrued interest receivable	636	10,869
Decrease in accrued interest payable	(771)	(14,526)
Change in other assets and liabilities, net	(4,718)	530
Net cash provided by operating activities	108,726	129,976
Investing activities:
Purchase of investments	(1,054,928)	(2,436,953)
Principal payments received on investments	321,262	344,055
Proceeds from sales of investments	474,908	4,401,909
Principal payments received on mortgage loans held for investment	1,629	2,170
Net receipts (payments) on derivatives, including terminations	22,082	(197,932)
Increase in cash collateral posted by counterparties	14,951	342
Net cash (used in) provided by investing activities	(220,096)	2,113,591
Financing activities:
Borrowings under repurchase agreements	11,010,378	28,304,165
Repayments of repurchase agreement borrowings	(10,920,476)	(30,461,830)
Principal payments on non-recourse collateralized financing	(118)	(2,107)
Proceeds from issuance of preferred stock	—	107,988
Proceeds from issuance of common stock	224,350	—
Cash paid for redemption of preferred stock	(69,708)	(100,000)
Cash paid for stock issuance costs	(329)	—
Cash paid for common stock repurchases	—	(372)
Payments related to tax withholding for share-based compensation	(853)	(245)
Dividends paid	(42,799)	(40,151)
Net cash provided by (used in) financing activities	200,445	(2,192,552)

Net increase in cash including cash posted to counterparties	89,075	51,015
Cash including cash posted to counterparties at beginning of period	310,360	136,230
Cash including cash posted to counterparties at end of period	$399,435	$187,245
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$4,992	$44,216
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2021. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC.

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

The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of September 30, 2021; however, the uncertainty over the impact that the COVID-19 pandemic may continue to have on the global economy and on the Company’s business makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of COVID-19. The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global capital markets and supply chains as well as the economy of the U.S. and other countries impacted by COVID-19. In addition, the nature and timing of any future public policy choices and actions are unpredictable, including the potential impact on MBS prices and prepayment speeds. Though supportive actions taken by the U.S. government and GSEs have helped cushion the economic damage from the disruption of the pandemic to date, the Company can give no assurance as to how, in the long term, these actions will affect the efficiency, liquidity and stability of the financial and mortgage markets.

Reclassifications

    Certain items on the Company’s consolidated balance sheet as of December 31, 2020 have been reclassified to conform to the current period’s presentation. In the Company’s 2020 Form 10-K, restricted cash on the consolidated balance

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

sheet as of December 31, 2020 consisted of the cash collateral posted by the Company to its counterparties to cover initial and variation margin related to its financing and derivative instruments, net of any cash collateral received by the Company from its counterparties. Restricted cash has been renamed “cash collateral posted to counterparties” within total assets, and cash collateral of $7,681 posted by counterparties as of December 31, 2020 has been reclassified to “cash collateral posted by counterparties” within total liabilities. This change in presentation also impacted the cash flow statement for the nine months ended September 30, 2020, resulting in the addition of “increase in cash collateral posted by counterparties” of $342 which is the difference in the balances of that line item on the Company’s consolidated balance sheets as of December 31, 2019 and September 30, 2020.

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

The Company currently has unvested restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Upon vesting (or settlement, in the case of units), restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share represents one unrestricted share of common stock. Restricted stock awards are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock are eligible to receive non-forfeitable dividends. Holders of unvested RSUs and PSUs accrue forfeitable dividend equivalent rights over the vesting period, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved. As such, unvested RSUs and PSUs are excluded from

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

the computation of basic net income per common share, but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”).

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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of the period indicated that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2021:

September 30, 2021
Cash	$382,796
Cash collateral posted to counterparties	16,639
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$399,435

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

Derivative Instruments

During the nine months ended September 30, 2021, the Company’s derivative instruments have included U.S. Treasury futures, options on U.S. Treasury futures, options on interest rate swaps (“swaptions”) and TBA securities, which are forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis. Derivative instruments are reported at their fair value on the Company’s consolidated balance sheet as derivative assets if in a gain position or as derivative liabilities if in a loss position, at the end of the period reported. All income/expenses and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

As previously disclosed in the 2020 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement"), that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. The Receiver subsequently filed certain objections (“Objections”) with the Northern District Court to, among other things, certain amounts the Company included in its recovery claim from DCI. The Company has disputed the Receiver’s Objections, arguing, among other things, that the Receiver's Objections are not supportable under Virginia law. At the trial of this matter in the Northern District Court, which occurred in September 2021, and in subsequent briefs, the Receiver set forth damages in a range of $13,400 to $13,800. The Company set forth its offsetting claim for damages in amounts ranging from $14,400 to $21,300, including interest. On November 1, 2021, the Northern District Court awarded the Company $14,238, which more than offset the amount the Court awarded to the Receiver, entered a take nothing judgement in the Company’s favor against the Receiver, and dismissed the Receiver’s claim against the Company. The Receiver has the right to appeal to the United States Court of Appeals for the Fifth Circuit within 30 days. The Company anticipates the final resolution of this matter will not have a material adverse effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the nine months ended September 30, 2021 that are expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Please refer to Note 1 for information regarding the Company’s treatment of its preferred stock and stock awards in the calculation of its basic and diluted net income (loss) per common share and to Note 7 for information regarding the Company’s stock award activity for the periods presented. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding - basic	34,924,449	23,141,270	31,258,711	23,054,042
Incremental common shares-unvested RSUs	55,019	—	55,019	—
Incremental common shares-unvested PSUs	110,040	—	110,040	—
Weighted average number of common shares outstanding - diluted	35,089,508	23,141,270	31,423,770	23,054,042

Net income to common shareholders	$12,110	$37,473	$78,811	$122,824
Net income per common share-basic	$0.35	$1.62	$2.52	$5.33
Net income per common share-diluted	$0.35	$1.62	$2.51	$5.33

The Company did not have any potentially dilutive instruments outstanding during the three or nine months ended September 30, 2020.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables present the Company’s MBS by investment type as of the dates indicated:

	September 30, 2021
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,271,603	$185,603	$—	$1,087	$1,458,293
Unamortized premium (discount)	41,604	2,608	300,061	(246)	344,027
Amortized cost	1,313,207	188,211	300,061	841	1,802,320
Gross unrealized gain	10,056	10,230	13,924	107	34,317
Gross unrealized loss	(13,348)	(7)	(684)	(42)	(14,081)
Fair value	1,309,915	198,434	313,301	906	1,822,556

MBS measured at fair value through net income:
Par value	$1,000,854	$—	$—	$—	$1,000,854
Unamortized premium	33,533	—	4,313	—	37,846
Amortized cost	1,034,387	—	4,313	—	1,038,700
Gross unrealized gain	52	—	17	—	69
Gross unrealized loss	(3,132)	—	(27)	—	(3,159)
Fair value	1,031,307	—	4,303	—	1,035,610

Total as of September 30, 2021	$2,341,222	$198,434	$317,604	$906	$2,858,166
(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $10,508,786 and $8,865,021 respectively, as of September 30, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2020
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,839,046	$235,801	$—	$1,499	$2,076,346
Unamortized premium (discount)	57,997	3,152	378,939	(440)	439,648
Amortized cost	1,897,043	238,953	378,939	1,059	2,515,994
Gross unrealized gain	49,348	19,597	12,081	267	81,293
Gross unrealized loss	—	—	(981)	(51)	(1,032)
Fair value	1,946,391	258,550	390,039	1,275	2,596,255

MBS measured at fair value through net income:
Par value	$—	$—	$—	$—	$—
Unamortized premium	—	—	—	—	—
Amortized cost	—	—	—	—	—
Gross unrealized gain	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—
Fair value	—	—	—	—	—

Total as of December 31, 2020	$1,946,391	$258,550	$390,039	$1,275	$2,596,255
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

The following table presents information regarding the "realized gain on sale of investments, net" on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended
	September 30,
	2021		2020
	Proceeds Received	Realized Gain (Loss)	Proceeds Received	Realized Gain
Agency RMBS-designated as AFS (1)	$—	$—	$—	$1
Agency CMBS-designated as AFS	—	—	403,095	20,845
	$—	$—	$403,095	$20,846

	Nine Months Ended
	September 30,
	2021		2020
	Proceeds Received	Realized Gain	Proceeds Received	Realized Gain
Agency RMBS-designated as AFS	$287,409	$3,938	$2,187,956	$75,824
Agency CMBS-designated as AFS	37,873	2,767	2,215,098	222,904
	$325,282	$6,705	$4,403,054	$298,728
(1) Additional realized gain for Agency RMBS during the three months ended September 30, 2020 relates to change in effective rate due to paydown that occurred between trade date of sale in second quarter of 2020 and settlement date in third quarter.

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	September 30, 2021			December 31, 2020
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,121,823	$(13,738)	23	$19,266	$(399)	19
Non-Agency MBS	10,153	(159)	12	33,417	(408)	23

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$24	$(26)	1	$749	$(133)	2
Non-Agency MBS	2,771	(159)	7	2,156	(93)	5

The unrealized losses on the Company’s MBS were the result of declines in market prices and were not credit related; therefore the Company’s allowance for credit losses on its MBS designated as AFS was $0 as of September 30, 2021 and December 31, 2020. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of September 30, 2021 and December 31, 2020 are summarized in the following tables:

	September 30, 2021			December 31, 2020
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)
Agency RMBS	$2,069,312	0.13%	$2,166,848	$1,874,176	0.23%	$1,973,608
Agency CMBS	186,575	0.13%	198,487	237,649	0.23%	255,741
Agency CMBS IO	180,425	0.68%	203,319	209,393	0.90%	243,042
Non-Agency CMBS IO	90,753	0.98%	108,998	115,945	1.28%	136,684
Total repurchase agreements	$2,527,065	0.20%	$2,677,652	$2,437,163	0.34%	$2,609,075
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

The Company had $5,429 and $5 payable to counterparties as of September 30, 2021 and December 31, 2020, respectively, for TBA transactions pending settlement as of those respective dates. The Company had repurchase agreement borrowings outstanding with 23 different counterparties as of September 30, 2021, and its equity at risk did not exceed 10% with any counterparty as of that date.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	September 30, 2021			December 31, 2020
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$479,019	0.30%	110	$1,416,608	0.37%	53
30 to 90 days	620,085	0.12%	125	845,394	0.31%	35
91 to 180 days	1,122,552	0.22%	168	175,161	0.22%	13
180 days to 1 year	305,409	0.15%	318	—	—%	—
Total	$2,527,065	0.20%	165	$2,437,163	0.34%	44

The Company has an agreement with Wells Fargo Bank, N.A. for a committed repurchase facility, which has an aggregate maximum borrowing capacity of $250,000 and a maturity date of June 8, 2023. As of September 30, 2021, the Company had $95,791 outstanding with this facility at a weighted average borrowing rate of 0.87%. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of September 30, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2021 and December 31, 2020:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2021
Repurchase agreements	$2,527,065	$—	$2,527,065	$(2,527,065)	$—	$—

December 31, 2020
Repurchase agreements	$2,437,163	$—	$2,437,163	$(2,437,163)	$—	$—
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

NOTE 5 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. During the three and nine months ended September 30, 2021, the Company has been using short positions in U.S. Treasury futures, put options on U.S. Treasury futures, and interest rate swaptions to mitigate the impact of changing interest rates on its book value.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Gain (Loss) on Derivative Instruments, Net

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2021	2020	2021	2020
Interest rate swaps	$—	$911	$—	$(182,941)
Interest rate swaptions	3,985	411	42,686	(162)
U.S. Treasury futures	11,209	(6,517)	43,673	(25,140)
Options on U.S. Treasury futures	(3,226)	(5,655)	(2,141)	(23,815)
TBA securities - long positions	(2,365)	18,824	(19,755)	45,943
TBA securities - short positions	—	—	—	(10,041)
Gain (loss) on derivative instruments, net	$9,603	$7,974	$64,463	$(196,156)

The table below summarizes information about the carrying value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2021	December 31, 2020
U.S. Treasury futures	Derivative assets	Economic hedging	$60,159	$—
Options on U.S. Treasury futures	Derivative assets	Economic hedging	—	1,094
Interest rate swaptions	Derivative assets	Economic hedging	9,939	1,360
TBA securities	Derivative assets	Investing	—	8,888
Total derivatives assets			$70,098	$11,342

Interest rate swaptions	Derivative liabilities	Economic hedging	$—	$(107)
U.S. Treasury futures	Derivative liabilities	Economic hedging	—	(1,527)
TBA securities	Derivative liabilities	Investing	(12,584)	—
Total derivatives liabilities			$(12,584)	$(1,634)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table provides details on the Company’s interest rate swaptions held as of the dates indicated:

	Option		Underlying Payer Swap
Average Months to Expiration	Cost	Fair Value	Notional Amount	Average Fixed Pay Rate	Average Term in Years
As of September 30, 2021:
3 months or less	$3,725	$4,453	$250,000	1.19%	10
9-12 months	9,375	5,486	500,000	1.60%	10
	$13,100	$9,939	$750,000	1.46%

As of December 31, 2020:
6 months or less	$6,312	$1,161	$750,000	1.02%	10
6-9 months	6,688	92	500,000	1.16%	10
	$13,000	$1,253	$1,250,000	1.07%

The following table provides details on the Company’s U.S. Treasury futures and options on U.S. Treasury futures held as of the dates indicated:

	September 30, 2021			December 31, 2020:
	Notional Amount Long (Short)	Fair Value	Average Term to Expiration	Notional Amount Long (Short)	Fair Value	Average Term to Expiration
Options on U.S. Treasury futures	$—	$—	n/a	$500,000	$1,094	1 month
U.S. Treasury futures	(3,540,000)	60,159	3 months	(825,000)	(1,527)	2 months

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	September 30, 2021	December 31, 2020
Implied market value (1)	$1,987,906	$1,572,949
Implied cost basis (2)	2,000,490	1,564,061
Net carrying value (3)	$(12,584)	$8,888
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the nine months ended September 30, 2021:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
Interest rate swaptions	1,250,000	500,000	(1,000,000)	750,000
U.S. Treasury futures	(825,000)	(11,640,000)	8,925,000	(3,540,000)
Options on U.S. Treasury futures	500,000	2,350,000	(2,850,000)	—
TBA securities	1,515,000	20,235,000	(19,770,000)	1,980,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2021 and December 31, 2020:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2021
U.S. Treasury futures	$60,159	$—	$60,159	$—	$(12,537)	$47,622
Interest rate swaptions	9,939	—	9,939	—	(9,939)	—
Derivative assets	$70,098	$—	$70,098	$—	$(22,476)	$47,622
December 31, 2020
Interest rate swaptions	$1,360	$—	$1,360	$(107)	$—	$1,253
Options on U.S. Treasury futures	1,094	—	1,094	—	—	1,094
TBA securities	8,888	—	8,888	—	(7,681)	1,207
Derivative assets	$11,342	$—	$11,342	$(107)	$(7,681)	$3,554

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2021
TBA securities	$(12,584)	—	$(12,584)	$—	$12,584	$—
Derivative liabilities	$(12,584)	$—	$(12,584)	$—	$12,584	$—

December 31, 2020
U.S. Treasury futures-short positions	$(1,527)	—	$(1,527)	$—	$1,527	$—
Interest rate swaptions	(107)	—	(107)	107	—	—
Derivative liabilities	$(1,634)	$—	$(1,634)	$107	$1,527	$—
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	September 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$2,858,166	$—	$2,857,260	$906	$2,596,255	$—	$2,594,980	$1,275
Mortgage loans held for investment	4,717	—	—	4,717	6,264	—	—	6,264
Derivative assets:
U.S. Treasury futures	$60,159	$60,159	—	—	—	—	—	—
Options on U.S. Treasury futures	—	—	—	—	1,094	1,094	—	—
Interest rate swaptions	9,939	—	9,939	—	1,360	—	1,360	—
TBA securities-long position	—	—	—	—	8,888	—	8,888	—
Total assets carried at fair value	$2,932,981	$60,159	$2,867,199	$5,623	$2,613,861	$1,094	$2,605,228	$7,539

Liabilities carried at fair value:
U.S. Treasury futures	$—	$—	$—	$—	$1,527	$1,527	$—	$—
Interest rate swaptions	—	—	—	—	107	—	107	—
TBA securities-long position	12,584	—	12,584	—	—	—	—	—
Total liabilities carried at fair value	$12,584	$—	$12,584	$—	$1,634	$1,527	$107	$—

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

The Company owns other non-Agency MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of September 30, 2021. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The activity of the Company’s Level 3 assets during the three and nine months ended September 30, 2021 is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Other Non-Agency MBS	Mortgage Loans	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$1,002	$5,146	$1,275	$6,264
Change in fair value (1)	(47)	34	(151)	102
Principal payments	(109)	(457)	(412)	(1,629)
Accretion (amortization)	60	(6)	194	(20)
Balance as of end of period	$906	$4,717	$906	$4,717
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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of September 30, 2021. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025 upon which date and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of three-month LIBOR plus a spread of 5.461%. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on October 15, 2021 to shareholders of record as of October 1, 2021.

During the first quarter of 2021, the Company redeemed the remaining 2,788,330 outstanding shares of its 7.625% Series B Cumulative Redeemable Preferred Stock at an aggregate redemption price of approximately $25.15 per share, which included accumulated and unpaid dividends declared as of the redemption date February 15, 2021. The excess of the $25.00 liquidation price per share over the carrying value of the preferred stock redeemed resulted in a charge of $(2,987) to net income to common shareholders for the nine months ended September 30, 2021.

Common Stock. During the three months ended September 30, 2021, the Company issued 1,590,740 shares of its common stock through its ATM offering (“ATM”) program at an aggregate value of $27,898, net of $353 in broker commissions and fees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Share-Based Compensation. The Company did not grant any stock awards during the three months ended September 30, 2021. Total share-based compensation expense recognized by the Company for the three and nine months ended September 30, 2021 was $760 and $1,755, respectively, compared to $568 and $1,299, respectively, for the three and nine months ended September 30, 2020. The following tables present a rollforward of share-based awards for the periods indicated:

	Nine Months Ended
	September 30, 2021
	Restricted Stock		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Awards outstanding, beginning of period	281,761	$14.74	—	$—	—	$—
Granted	40,027	19.02	55,019	19.40	110,040	19.40
Vested	(123,984)	15.28	—	—	—	—
Awards outstanding, end of period	197,804	$15.27	55,019	$19.40	110,040	$19.04

	Nine Months Ended
	September 30, 2020
	Restricted Stock		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Awards outstanding, beginning of period	119,213	$18.56	—	$—	—	$—
Granted	240,293	13.88	—	—	—	—
Vested	(71,431)	18.25	—	—	—	—
Awards outstanding, end of period	288,075	$14.74	—	$—	—	$—

Actual RSUs awarded will range from 0% if the recipient’s time-based vesting condition is not met to 100% if the time-based vesting condition is met. Actual PSUs awarded will range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of September 30, 2021, the Company expects to award 100% of the 110,040 PSUs outstanding as of September 30, 2021.

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of September 30, 2021, which will be amortized into compensation expense over the period disclosed:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	September 30, 2021
	Remaining Compensation Cost	WAVG Period of Recognition (in Years)
Restricted stock	$2,172	1.5
RSUs	938	2.4
PSUs	1,825	2.3
Total	$4,935	1.9

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
Market Conditions and Recent Activity
Conditions continued to be volatile during the third quarter of 2021 as the global economy transitioned to a post-pandemic environment. Economic data in the U.S. points to stronger growth, higher inflation and a tighter labor market, but the durability of these trends remains unclear. On the strength of this information, the Federal Reserve has indicated that it plans to taper its purchase of assets, including Agency MBS, in the fourth quarter this year. While most global central bank policy remains highly accommodative, several have begun to raise interest rates and moved to hawkish language as inflation has accelerated. The evolving economic outlook, the uncertainty of the impact of variants of COVID-19 on real economic activity, and the shifting policy of the Federal Reserve and global central banks, contributed to increased volatility in U.S. interest rates during the third quarter of 2021, with the 10-year U.S. Treasury yield touching a low of 1.13% and trading in a range of over 40 basis points before ending the quarter virtually unchanged at 1.49%.
Spreads on risk assets owned by the Company were less volatile for the third quarter compared to the prior quarter, with Agency RMBS ending the quarter slightly tighter and CMBS and CMBS IO modestly wider. The table below shows changes in market spreads in basis points for certain investment types in our MBS portfolio during the three months ended September 30, 2021:

Investment Type:	Third Quarter 2021 Change in Spreads	As of September 30, 2021	As of June 30, 2021
Agency RMBS: (1)
2.0% coupon	(4)	(10)	(6)
2.5% coupon	(5)	(4)	1
4.0% coupon	(15)	39	54
Agency DUS (Agency CMBS) (2)	8	26	18
Freddie K AAA IO (Agency CMBS IO) (2)	—	65	65
AAA CMBS IO (Non-Agency CMBS IO) (2)	3	108	105
(1) Option adjusted spreads are based on Company estimates using third-party models and market data.
(2) Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.
The charts below show the highest and lowest U.S. Treasury and swap rates during the three months ended September 30, 2021 as well as the rates as of September 30, 2021 and June 30, 2021:

Third Quarter 2021 Performance

Comprehensive income to common shareholders was $3.0 million, or $0.09 per common share, for the third quarter of 2021 versus a loss of $(31.4) million, or $(0.98) per common share in the second quarter of 2021. The Company benefited in the third quarter from maintaining its hedge positioning for a steeper U.S. Treasury yield curve as rates increased in the 5-10 year portion of the curve since the end of the second quarter. As a result, realized and unrealized losses on investments, net of hedges was $(2.7) million, or ($0.08) per common share during the third quarter versus a loss of $(35.6) million, or ($1.11) per common share for the previous quarter. The Company also benefited from a higher average balance of interest-earning assets due to Agency RMBS purchases late in the second quarter of 2021 which increased net interest income by $2.3 million, or $0.03 per common share, for the third quarter. The increase in net interest income was partially offset by an increase in general and administrative expenses of $0.8 million to $6.5 million, or $(0.19) per common share, a portion of which is related to litigation fees as well as expansion of the Company's operating platform used to manage its investment and hedging portfolios as the Company continues to grow.

Earnings available for distribution (“EAD”) to common shareholders (a non-GAAP measure formerly referred to as "core net operating income to common shareholders”) increased $0.03 from the prior quarter to $0.54 per common share for the third quarter of 2021 due to the increase in net interest income discussed above. An increase in average TBA dollar roll transactions during the third quarter of 2021 also drove an increase in drop income of $1.1 million compared to the prior quarter, but the impact to EAD on a per common share basis was unchanged from $0.38 per common share due to the higher weighted average common shares outstanding.

Total economic return of $0.06 per common share, or 0.3%, consisted of $0.39 in dividends declared per common share offset by a $(0.33) decline in book value per common share to $18.42 as of September 30, 2021. The decline in book value was driven by unrealized losses on our assets (excluding drop income from TBAs) exceeding the gains from hedging instruments by $(0.46) per common share, which was partially offset by earnings available for distribution to common shareholders exceeding dividends declared by $0.15 per common share. The remaining $(0.02) per share decline was due to common stock issuances and other equity transactions during the third quarter.

Leverage as of September 30, 2021 was 5.9 times shareholders’ equity, down from 6.7 as of June 30, 2021. We lowered leverage during the third quarter by reducing our TBA position in 2.5% coupons in order to protect book value from the potential for additional losses in the fair value of our investments while increasing the flexibility to redeploy capital in future investments with higher returns. Our leverage was also impacted during the quarter as a result of the increase in our equity due primarily to the $27.9 million of capital raised through at-the-market offerings of common stock.
Current Outlook

Throughout the third quarter, we maintained our portfolio structure with hedges for the long end of the yield curve and relatively low leverage on our capital, and we continue to hold that position into the fourth quarter. Since September 30, 2021, the yield curve has steepened, and our book value is estimated to have improved to a current range of $18.80 to $19.00 per common share. While we expect book value will continue to fluctuate with the level of interest rates and mortgage spreads, we believe it to be cushioned by our low leverage and substantial liquidity. As it relates to credit spreads, in the near-term, fundamentals for Agency RMBS are soft as we see factors that may keep refinancing levels elevated including originator capacity and government policy. Agency RMBS spreads could also widen as much as 20 basis points as the Federal Reserve begins to taper their purchases, assuming demand by banks and other institutions and investors does not materialize. Finally, in our assessment, it is too early to arrive at conclusions on long term trends for inflation, labor market and growth and for this reason, the timing and pace of hikes is less clear. We believe that short-term interest rates will remain low through at least the first half of 2022, providing us with historically cheap financing as a base to generate returns. Given the high degree of uncertainty of economic outcomes, inflation and monetary policy, we will continue to maintain a lower leverage profile with our capital allocated to highly liquid investments.

Non-GAAP Financial Measures
In addition to the Company's operating results presented in accordance with GAAP, the information presented within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains the following non-GAAP financial measures: earnings available for distribution (“EAD”) to common shareholders (formerly core net operating income to common shareholders) (including per common share), adjusted net interest income and the related metric adjusted net interest spread. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers, although the Company's presentation of its non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below and within “Results of Operations”.
Beginning this quarter, the Company has renamed its non-GAAP measure "core net operating income to common shareholders" to "EAD to common shareholders" in order to clarify what the measure represents. The adjustments made to reconcile "comprehensive income to common shareholders" to "EAD to common shareholders" are identical to the adjustments previously used to calculate "core net operating income." EAD to common shareholders is a non-GAAP metric used by the Company as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expenses, net. It is one of several factors the Board considers in determining the appropriate level of distributions to common shareholders. In addition to the non-GAAP reconciliation set forth below, which derives EAD to common shareholders from GAAP comprehensive income (loss) to common shareholders, EAD to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost, drop income on TBA securities, general and administrative expenses, preferred dividends, and other normal recurring operating income or expense. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in EAD to common shareholders and in adjusted net interest income because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also includes interest rate swap periodic interest benefit/cost, which is also included in "gain (loss) on derivatives instruments, net", in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and therefore represent a cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include the changes in fair value of investments or changes in fair value of and costs of terminating derivative instruments used by management to economically hedge the impact of changing interest rates on the fair value of the Company’s portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	September 30, 2021	June 30, 2021
($s in thousands except per share data)
Comprehensive income (loss) to common shareholders	$2,971	$(31,412)
Less:
Change in fair value of investments (1)	12,224	(17,362)
Change in fair value of derivative instruments, net (2)	3,716	65,117
EAD to common shareholders	$18,911	$16,343
Average common shares outstanding	34,924,449	31,973,587
Comprehensive income (loss) per common share	$0.09	$(0.98)
EAD per common share	$0.54	$0.51

Net interest income	$14,394	$12,118
TBA drop income (3)	13,319	12,177
Adjusted net interest income	$27,713	$24,295
Other operating expense, net	(330)	(323)
General and administrative expenses	(6,549)	(5,706)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders	$18,911	$16,343
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

FINANCIAL CONDITION

Investment Portfolio
The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:
(1) Includes TBA securities at their implied market value, as if settled, of $2.0 billion and $1.6 billion, respectively. TBA securities are recorded within “derivative assets (liabilities)” on our consolidated balance sheet at their net carrying value, which represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

RMBS. As of September 30, 2021, the majority of our investments in RMBS were Agency-issued pass-through securities collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. Mortgage pass-through certificates generally distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. In addition to specified pools of Agency RMBS, we are also currently investing in TBA securities. Please refer to Notes 1 and 5 of the Notes to the Consolidated Financial Statements for a description of these transactions and information regarding their accounting treatment.
As noted in the table below, as of September 30, 2021, we are invested in lower coupon securities to mitigate the risk of loss of premiums due to early prepayment. Our lower coupon investments also have lower premiums relative to higher coupon assets which further protects our earnings when prepayments occur. Our investment in TBA securities has increased relative to prior periods as implied financing rates for dollar roll transactions have been lower than the financing rates for repurchase agreement borrowings we typically use to finance specified pools. Because TBA securities have higher relative liquidity, these transactions allow more flexibility should we decide or find it necessary to reduce leverage.
The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	September 30, 2021
	Par/Notional-Long (Short)	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
2.0%	$880,915	$898,303	$887,089	13	9.0%	7.09
2.5%	1,209,644	1,261,935	1,256,721	12	8.4%	6.20
4.0%	181,897	187,356	197,413	42	40.5%	3.04
TBA 2.0%	1,415,000	1,424,661	1,415,276	n/a	n/a	6.87
TBA 2.5%	190,000	196,591	195,418	n/a	n/a	5.33
15-year fixed-rate:
TBA 1.5%	375,000	379,238	377,212	n/a	n/a	4.75
Total	$4,252,456	$4,348,084	$4,329,129	15	11.3%	6.29

	December 31, 2020
	Par/Notional-Long (Short)	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
TBA 2.0%	$765,000	$789,945	$792,957	n/a	n/a	4.89
2.0%	620,238	635,096	646,744	8	7.7%	5.31
2.5%	938,334	973,116	995,889	10	13.5%	3.53
4.0%	280,474	288,831	303,758	33	46.8%	2.48
15-year fixed-rate:
TBA 1.5%	250,000	255,068	257,305	n/a	n/a	4.73
TBA 2.0%	500,000	519,047	522,687	n/a	n/a	3.09
Total	$3,354,046	$3,461,103	$3,519,340	13	17.1%	4.10
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
CMBS. Substantially all of our CMBS investments as of September 30, 2021 were fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which we believe makes the fair value of CMBS less costly to hedge relative to RMBS.

The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	September 30, 2021				December 31, 2020
($s in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)	Par Value	Amortized Cost	Months to Estimated Maturity (1)	WAC (2)
Year of Origination:
Prior to 2009 (3)	$5,714	$5,564	15	5.75%	$9,132	$8,964	36	5.69%
2009 to 2012	10,789	11,289	31	4.63%	11,424	12,085	65	5.56%
2013 to 2014	9,707	9,840	37	3.29%	9,865	10,033	44	3.61%
2015	109,613	110,881	60	2.94%	155,760	157,137	69	2.85%
2017	30,833	31,175	108	3.18%	30,907	31,294	91	3.18%
2019	19,702	19,970	143	3.17%	19,702	19,988	151	3.12%
	$186,358	$188,719	72	3.21%	$236,790	$239,501	77	3.19%
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.
(2) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.
(3) The Company has one non-Agency CMBS originally issued in 1998 with an amortized cost and fair value of less than $1.0 million as of September 30, 2021 and December 31, 2020.

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

The following tables present our CMBS IO investments by year of origination as of the dates indicated:

	September 30, 2021
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$4,062	$3,838	4	$928	$877	4
2013	12,544	14,559	8	6,854	6,919	9
2014	18,560	19,393	17	37,684	38,597	15
2015	24,662	25,845	21	42,796	44,216	21
2016	19,372	20,307	25	14,179	14,346	16
2017	23,393	24,589	37	6,560	6,793	29
2018	3,487	3,802	56	—	—	—
2019	82,044	86,223	54	—	—	—
2020	2,936	2,997	47	—	—	—
2021	4,313	4,303	51	—	—	—
	$195,373	$205,856	37	$109,001	$111,748	19

	December 31, 2020
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$12,037	$11,932	9	$3,237	$3,263	8
2013	22,367	24,165	13	10,875	10,912	15
2014	24,841	25,749	22	50,777	51,175	20
2015	31,875	33,404	26	53,176	54,020	27
2016	23,072	24,203	31	16,705	16,906	16
2017	26,493	27,952	42	7,733	7,808	34
2018	3,792	3,983	62	—	—	—
2019	88,757	91,303	60	—	—	—
2020	3,203	3,264	53	—	—	—
	$236,437	$245,955	39	$142,503	$144,084	24
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of contractual cash flows remaining for the investments by year of origination.

The weighted average interest coupon rate for our CMBS IO was 0.70% as of September 30, 2021 and 0.56% as of December 31, 2020. Effective yields on CMBS IO securities are dependent upon the performance of the underlying loans. Our return on these investments may be negatively impacted if the loans default, resulting in foreclosures, or liquidations of the loan collateral. Non-Agency-issued securities are generally expected to have a higher risk of default than Agency CMBS IO. We are mostly invested in senior tranches of these securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance in order to mitigate our exposure to losses. The majority of our non-Agency CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. All of our non-Agency CMBS IO were originated prior to 2017, the majority of which we believe have had underlying property value appreciation.

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
The property type for the loans securing our non-Agency CMBS IO, which has not changed materially since December 31, 2020, are shown in the table below as of September 30, 2021:

	September 30, 2021
($s in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$31,367	28.1%
Office	24,632	22.0%
Multifamily	18,133	16.2%
Hotel	15,134	13.5%
Mixed use	7,858	7.0%
Other (1)	14,623	13.2%
Total non-Agency CMBS IO	$111,747	100.0%
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

Derivative Assets and Liabilities
We use derivative instruments to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily fixed-rate investments financed with short-term repurchase agreements. Changes in interest rates can impact net interest income, the market value of our investments, and book value per common share. We regularly monitor and frequently adjust our hedging portfolio in response to many factors including, but not limited to, changes in our investment portfolio as well as our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations. As of September 30, 2021, approximately 88% of our MBS portfolio including TBA securities were hedged compared to approximately 62% as of December 31, 2020. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its internal analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” contained in “Executive Overview” of Part I, Item 2 of this Quarterly Report on Form 10-Q for additional important information about these financial measures.

Three Months Ended September 30, 2021 Compared to the Three Months Ended June 30, 2021

The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	September 30, 2021	June 30, 2021
Net interest income	$14,394	$12,118
Realized gain on sale of investments, net	—	2,008
Unrealized (loss) gain on investments, net	(3,085)	1,084
(Loss) gain on derivative instruments, net	9,603	(52,940)
General and administrative expenses	(6,549)	(5,706)
Other operating expenses, net	(330)	(323)
Preferred stock dividends	(1,923)	(1,923)
Net income (loss) to common shareholders	12,110	(45,682)
Other comprehensive (loss) income	(9,139)	14,270
Comprehensive income (loss) to common shareholders	$2,971	$(31,412)
Net Interest Income
The increases in net interest income of $2.3 million and in net interest spread of 6 basis points were driven primarily by purchases of Agency RMBS made in the latter half of the second quarter of 2021, which are fully weighted in the average balance of our interest-earning assets for the third quarter of 2021. In addition, these purchases also earned higher effective yields relative to the remainder of the Agency RMBS portfolio, driving an increase in the effective yield on Agency RMBS by 19 basis points for the three months ended September 30, 2021 compared to the three months ended June 30, 2021. Though we financed a portion of these Agency RMBS purchases using repurchase agreement borrowings, which resulted in a higher average balance of borrowings for the third quarter of 2021, we incurred a nominal increase in interest expense because our borrowing rate declined 3 basis points for the third quarter of 2021 compared to the second quarter of 2021. The weighted average original term to maturity on our borrowings has extended since the second quarter of 2021, allowing us to finance our investments at lower rates.
The following table presents certain information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	September 30, 2021			June 30, 2021
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$10,336	$2,338,172	1.77%	$7,373	$1,863,420	1.58%
Agency CMBS	1,675	189,498	3.02%	1,959	233,815	2.97%
CMBS IO (5)	3,572	313,039	4.23%	3,918	339,288	4.24%
Non-Agency MBS and other investments	131	5,968	7.11%	143	6,617	6.94%
Total:	$15,714	$2,846,677	2.13%	$13,393	$2,443,140	2.10%

Interest-bearing liabilities: (6)	(1,320)	2,529,023	(0.20)%	(1,275)	2,155,200	(0.23)%
Net interest income/net interest spread	$14,394		1.93%	$12,118		1.87%
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

The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	September 30, 2021 Compared to June 30, 2021
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$1,085	$1,878	$—	$2,963
Agency CMBS	6	(305)	15	(284)
CMBS IO (2)	13	(275)	(84)	(346)
Non-Agency MBS and other investments	(1)	(11)	—	(12)
Change in interest income	1,103	1,287	(69)	2,321
Change in interest expense	(160)	205	—	45

Total net change in net interest income	$1,263	$1,082	$(69)	$2,276
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.
(2) Includes Agency and non-Agency issued securities.

Adjusted Net Interest Income
Please refer to “Non-GAAP Financial Measures” at the end of the “Executive Overview” section of this Quarterly Report on Form 10-Q for additional information about this non-GAAP financial measure used by management to evaluate results of operations.

	Three Months Ended
	September 30, 2021		June 30, 2021
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income	$14,394	1.93%	$12,118	1.87%
Add: TBA drop income (1) (2) (3)	13,319	0.17%	12,177	0.19%
Adjusted net interest income (3)	$27,713	2.10%	$24,295	2.06%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
(3) Percentages shown for adjusted net interest spread and for the impact from TBA drop income on net interest spread have changed as a result of a correction to the calculation of the average notional balance of TBA dollar roll positions outstanding during the three months ended June 30, 2021. This correction to the calculation of the notional balance did not impact the financial statements as of or for the three months ended June 30, 2021.
Drop income from TBAs for the three months ended September 30, 2021 increased $1.2 million compared to the three months ended June 30, 2021 as a result of a higher average balance of TBA dollar roll transactions. Though the increase in TBA drop income drove adjusted net interest income higher for the third quarter of 2021 compared to the prior quarter, the lower effective yield for these transactions reduced the impact on adjusted net interest spread by 2 basis points compared to the prior quarter.
We have continued to increase our investment in TBA securities in recent quarters because the financing cost imputed in TBA dollar roll transactions continues to be lower than the average repurchase agreement financing rate. This is commonly referred to in the industry as TBA dollar rolls “trading special” or “dollar roll specialness.” Dollar roll specialness happens primarily as a result of supply/demand imbalances or volatility in market prepayment expectations, and in management’s view, the pace of bank and Federal Reserve purchases is currently resulting in implied financing costs dropping below 0%. The implied financing rate for our TBA long positions was (0.47)% compared to our repurchase agreement financing cost for specified pools of Agency RMBS of 0.13% for the three months ended September 30, 2021, an increase of 11 basis points in dollar roll specialness versus the prior quarter.
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
The following table provides details on unrealized gains and losses on our investments measured and reported at fair value through net income within “unrealized gain (loss) on investments, net” and available-for-sale investments measured and reported at fair value through “other comprehensive income (loss)” for the periods indicated:

	Three Months Ended
($s in thousands)	September 30, 2021	June 30, 2021
MBS purchased after December 31, 2020	$(3,127)	$997
Mortgage loans held for investment	32	86
Other	10	1
Unrealized (loss) gain on investments, net	(3,085)	1,084

Agency RMBS	(4,894)	12,429
Agency CMBS	(2,069)	(259)
CMBS IO	(2,129)	2,148
Non-Agency other	(47)	(48)
Other comprehensive (loss) income	(9,139)	14,270

Total unrealized (losses) gains	$(12,224)	$15,354
Sales of our investments happen in the ordinary course of business as we manage our risk, capital and liquidity profiles, and as we reallocate capital to various investments. We did not sell any investments during the three months ended September 30, 2021. The following table provides information related to our “realized gains (losses) on sales of investments, net” for the periods indicated:

	Three Months Ended
	September 30, 2021		June 30, 2021
($s in thousands)	Amortized cost sold	Realized Gain	Amortized cost sold	Realized Gain
Agency RMBS-designated as AFS	$—	$—	$213,339	$(759)
Agency CMBS-designated as AFS	—	—	35,106	2,767
Total	$—	$—	$248,445	$2,008

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
The yield curve flattened during the three months ended June 30, 2021 when longer-term interest rates declined, which resulted in losses on our interest rate hedges of $(93.8) million. However, because we maintained our hedge position for a steeper yield curve, we recognized gains of $12.0 million for the three months ended September 30, 2021 as longer-term interest rates reversed direction from the prior quarter.The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended
($s in thousands)	September 30, 2021	June 30, 2021
Change in fair value of interest rate hedges:
Interest rate swaptions	$3,985	$(19,062)
U.S. Treasury futures	11,209	(63,184)
Options on U.S. Treasury futures	(3,226)	(11,531)
Total gain (loss) on interest rate hedges	11,968	(93,777)

TBA dollar roll positions:
Change in fair value (1)	(15,684)	28,660
TBA drop income (2)	13,319	12,177
Total TBA dollar roll gain (loss), net	(2,365)	40,837

Total gain (loss) on derivative instruments, net	$9,603	$(52,940)
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

The following table provides information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Three Months Ended
($s in thousands)	September 30, 2021	June 30, 2021
Interest rate swaptions	$2,828	$—
U.S. Treasury futures	(76,089)	36,679
Options on U.S. Treasury futures	(5,578)	(3,633)
TBA long positions	14,880	16,309
Total realized (losses) gains on derivative instruments	$(63,959)	$49,355
General and Administrative Expenses
General and administrative expenses increased $0.8 million for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 due primarily to litigation expenses related to the ongoing legal proceeding discussed in Part II, Item 1 as well as expansion of our operating platform used to manage our investment and hedging portfolios as the Company continues to grow. This increase was partially offset by a $(0.3) million decrease in compensation and benefits due primarily to adjusting the accrual for annual bonuses which is based on year-to-date performance of the Company.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Interest Income
Net interest income declined $(10.7) million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 because we held a smaller average balance of lower yielding investments during the nine months ended September 30, 2021 compared to the same period in 2020. Net interest spread increased 26 basis points for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as the decline in our repurchase agreement borrowing costs was higher than the decline in the effective yield earned on our investments. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Nine Months Ended
	September 30,
	2021			2020
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$25,090	$2,009,728	1.66%	$40,734	$2,143,728	2.53%
Agency CMBS	5,467	220,312	3.17%	23,319	1,058,847	2.89%
CMBS IO (5)	12,007	339,212	4.57%	14,616	448,254	4.18%
Non-Agency MBS and other investments (6)	436	6,625	7.86%	1,095	9,516	8.25%
Total:	$43,000	$2,575,877	2.19%	$79,764	$3,660,345	2.85%

Interest-bearing liabilities: (7)	(4,228)	2,282,140	(0.24)%	(30,327)	3,422,287	(1.16)%
Net interest income/net interest spread	$38,772		1.95%	$49,437		1.69%
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
(6) Interest income for non-Agency and other investments for the nine months ended September 30, 2020 includes $0.5 million of interest income from cash and cash equivalents. Average balance and effective yield for non-Agency MBS and other investments excludes cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

The following table presents the estimated impact on our net interest income due to changes in rate (effective yield/cost of funds) and changes in volume (average balance) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Nine Months Ended
	September 30, 2021 Compared to September 30, 2020
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(13,103)	$(2,541)	$—	$(15,644)
Agency CMBS	(21)	(18,330)	499	(17,852)
CMBS IO (2)	1,145	(3,020)	(734)	(2,609)
Non-Agency MBS and other investments	(82)	(545)	(32)	(659)
Change in interest income	$(12,061)	$(24,436)	$(267)	$(36,764)
Change in interest expense	(16,119)	(9,980)	—	(26,099)

Total net change in net interest income	$4,058	$(14,456)	$(267)	$(10,665)
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.
(2) Includes Agency and non-Agency issued securities.

Adjusted Net Interest Income
Please refer to “Non-GAAP Financial Measures” at the end of the “Executive Overview” section of this Quarterly Report on Form 10-Q for additional information about this non-GAAP financial measure used by management to evaluate results of operations.

	Nine Months Ended
	September 30,
	2021		2020
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income	$38,772	1.95%	$49,437	1.69%
Add: TBA drop income (1) (2)	34,065	0.10%	8,622	0.02%
Add: net periodic interest benefit (3)	—	—%	1,586	0.06%
Adjusted net interest income	$72,837	2.05%	$59,645	1.77%
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

The increase of $13.2 million in adjusted net interest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is due to our increased investment in TBA securities at lower implied funding costs relative to the nine months ended September 30, 2020, which resulted in an increase in TBA drop income of $25.4 million. This increase in TBA drop income offset the decline of $(10.7) million in net interest income and $(1.6) million in net periodic interest benefit from interest rate swaps. As discussed previously, we have increased our investment in TBA securities relative to prior periods due to dollar roll specialness, and also given the current market environment. TBA securities allow us more flexibility should we decide or find it necessary to reduce leverage. The decline in net periodic interest benefit from interest rate swaps is because we are not currently using interest rate swaps to hedge our interest rate risk.

Changes in Fair Value of Investments
The following table provides details on unrealized gains or losses on our investments recorded within “unrealized gain (loss) on investments, net” and “other comprehensive income (loss)” for the periods indicated:

	Nine Months Ended
($s in thousands)	September 30, 2021	September 30, 2020
MBS purchased after December 31, 2020	$(3,090)	$—
Mortgage loans held for investment	82	193
Other	27	(39)
Unrealized (loss) gain on investments, net	(2,981)	154

Agency RMBS	(52,640)	(70,262)
Agency CMBS	(9,374)	(11,690)
CMBS IO	2,140	(2,878)
Non-Agency other	(151)	(247)
Other comprehensive loss	(60,025)	(85,077)

Total unrealized losses	$(63,006)	$(84,923)
The following table provides information related to our realized gains on sales of investments, net for the periods indicated:

	Nine Months Ended
	September 30, 2021		September 30, 2020
($s in thousands)	Amortized cost sold	Realized Gain	Amortized cost sold	Realized Gain
Agency RMBS-designated as AFS	$283,471	$3,938	$2,112,132	$75,824
Agency CMBS-designated as AFS	35,106	2,767	1,992,194	222,904
Total	$318,577	$6,705	$4,104,326	$298,728
Gain (Loss) on Derivative Instruments, Net
The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Nine Months Ended
($s in thousands)	September 30, 2021	September 30, 2020
Change in fair value of interest rate hedges:
Interest rate swaps (1)	$—	$(182,941)
Interest rate swaptions	42,686	(162)
U.S. Treasury futures	43,673	(25,140)
Options on U.S. Treasury futures	(2,141)	(23,815)
Total gain (loss) on interest rate hedges	84,218	(232,058)

TBA dollar roll positions:
Change in fair value (2)	(53,819)	27,280
TBA drop income (3)	34,065	8,622
Total TBA dollar roll (loss) gain, net	(19,754)	35,902

Total gain (loss) on derivative instruments, net	$64,464	$(196,156)
(1) Amount for interest rate swaps for nine months ended September 30, 2020 is net of periodic interest benefit of $1.6 million.
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

The following table provides information regarding realized gains (losses) on derivative instruments for the periods indicated:

	Nine Months Ended
($s in thousands)	September 30, 2021	September 30, 2020
Interest rate swaps	$—	$(185,985)
Interest rate swaptions	2,828	(1,934)
U.S. Treasury futures	(18,013)	(19,976)
Options on U.S. Treasury futures	(7,339)	(19,724)
TBA long positions	1,717	43,309
TBA short positions	—	(11,016)
Total realized losses on derivative instruments	$(20,807)	$(195,326)

General and Administrative Expenses
General and administrative expenses increased $3.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to higher bonus accruals and expansion of our operating platform used to manage our investment and hedging portfolios as the Company continues to grow.

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
Our liquidity fluctuates based on our investment activities, our financing and capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO which were $559.7 million as of September 30, 2021 compared to $415.3 million as of December 31, 2020. We have increased our available liquidity in recent periods principally to protect against bouts of extreme market volatility, which we believe has a higher potential of occurring given market conditions. Furthermore, there are a number of potential risk events on the horizon including, but not limited to, the fiscal policy debt ceiling resolution, a potential leadership transition at the Federal Reserve, and international risks such as Japanese elections.
We analyze our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analyses is to assess the adequacy of our liquidity to withstand potential adverse events, such as the current COVID-19 pandemic. We may change our leverage targets based on market conditions and our perceptions of the liquidity of our investments. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 5.9x shareholders’ equity as of September 30, 2021 compared to 6.3x as of December 31, 2020. This decline in leverage since December 31, 2020 is the result of a 22% increase in shareholders’ equity, which increased primarily as a result of the $224.4 million in capital we have raised since December 31, 2020. The impact from the increase in shareholders’ equity was partially offset by an increase in our total liabilities including the cost basis of our TBA securities of approximately 14%. We include the cost basis of our TBA securities in evaluating the Company’s leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage is appropriately balanced in our favor.
Our repurchase agreement borrowings are principally uncommitted with terms renewable at the discretion of our lenders and generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. As such, we attempt to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker dealer subsidiaries of regulated financial institutions or primary dealers whom we believe are better capitalized and more durable counterparties.
The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2021	$2,527,065	$2,529,023	$2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683
September 30, 2020	2,594,683	2,984,946	3,314,991
June 30, 2020	3,314,991	2,580,296	4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341

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
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk”, which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of September 30, 2021, the Company had repurchase agreement amounts outstanding with 23 of its 37 available repurchase agreement counterparties and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
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
We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of September 30, 2021, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
We use certain types of financial instruments that are accounted for as derivative instruments, including interest rate swaps, futures, options, and long and short positions in TBA securities. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. The collateral posted as margin by us is typically in the form of cash or Agency MBS. Counterparties may have to post variation margin to us. Generally, as interest rates decline, we will be required to post collateral with counterparties on our interest rate derivatives and vice versa as interest rates increase. As of September 30, 2021, we had received cash collateral of $22.6 million from our counterparties under these agreements.
Our TBA contracts are subject to master securities forward transaction agreements published by the Securities Industry and Financial Markets Association as well as supplemental terms and conditions with each counterparty. Under the terms of these agreements, we may be required to pledge collateral to, or have the right to receive collateral from, our counterparties when initiated or in the event the fair value of our TBA contracts declines. As of September 30, 2021, we had cash of $16.6 million posted as collateral under these agreements. Declines in the fair value of TBA contracts are generally related to such factors as rising interest rates, increases in expected prepayment speeds, or widening spreads. Our TBA contracts generally provide that valuations for our TBA contracts and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA contract and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.

Dividends
As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after certain deductions. When declaring dividends, the Board of Directors considers the requirements for maintaining our REIT status and maintaining compliance with dividend requirements of the Series C Preferred Stock. In addition, the Board considers, among other things, our total economic return, EAD to common shareholders, taxable income, gains and losses including carryforwards for tax purposes, the Company's long-term outlook for future performance, and trends in the investment and financing markets. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to "Federal Income Tax Considerations" within Part I, Item 1, "Business" as well as Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K for additional important information regarding dividends declared on our taxable income.

Contractual Obligations and Other Matters
As of September 30, 2021, we do not have any material contractual obligations other than the short-term repurchase agreement amounts discussed above, nor do we believe that any off-balance sheet arrangements exist that are reasonably likely to have a material effect on our current or future financial condition, results of operations, or liquidity. In addition, we do not have any material commitments for capital expenditures and have not obtained any commitments for funds to fulfill any capital obligations.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the nine months ended September 30, 2021 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” of our 2020 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2021.

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
•The effect of regulatory initiatives of the Federal Reserve (including the FOMC), the Federal Housing Finance Agency, other financial regulators, and other central banks;
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
•changes in our leverage and use of leverage;
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
•the composition of the Board of Governors of the Federal Reserve;
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
The table below shows the projected sensitivity of our net interest income as of the dates indicated assuming an instantaneous parallel shift in interest rates and no changes in the composition of our investment portfolio:

	Projected Change in Net Interest Income Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
September 30, 2021	(1)	4.0%	(8.1)%	(17.0)%
December 31, 2020	(1)	0.4%	(5.9)%	(12.9)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented.

The projected sensitivity to changes in interest rates on our net interest income shown in the table above as of September 30, 2021 has increased compared to December 31, 2020 because the higher interest rates as of September 30, 2021 result in the projected prepayment speed for our Agency RMBS not slowing as much as it did as of December 31, 2020, which decreased the benefit of lower amortization expense compared to December 31, 2020.
The table below shows the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming an instantaneous parallel shift in market interest rates as of the dates indicated:

	September 30, 2021
	Decrease in Interest Rates of				Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	1.9%	14.1%	1.2%	9.2%	(1.6)%	(12.0)%	(3.4)%	(25.3)%
CMBS	0.2%	1.4%	0.1%	0.7%	(0.1)%	(0.7)%	(0.2)%	(1.4)%
CMBS IO	0.1%	0.9%	0.1%	0.5%	(0.1)%	(0.6)%	(0.2)%	(1.1)%
TBAs	1.5%	11.2%	1.0%	7.7%	(1.4)%	(10.4)%	(3.0)%	(22.0)%
Interest rate hedges	(6.3)%	(46.9)%	(3.3)%	(24.4)%	3.4%	25.1%	6.7%	50.0%
Total	(2.6)%	(19.3)%	(0.9)%	(6.3)%	0.2%	1.4%	(0.1)%	0.2%

	December 31, 2020
	Decrease in Interest Rates by				Increase in Interest Rates by
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	1.1%	6.5%	0.9%	5.5%	(1.7)%	(10.1)%	(3.9)%	(22.5)%
CMBS	0.3%	1.9%	0.2%	1.4%	(0.3)%	(1.5)%	(0.5)%	(3.0)%
CMBS IO	0.2%	0.9%	0.1%	0.8%	(0.2)%	(1.1)%	(0.4)%	(2.1)%
TBAs	0.9%	5.2%	0.8%	4.6%	(1.5)%	(8.9)%	(3.4)%	(19.6)%
Interest rate hedges	(3.4)%	(19.6)%	(1.9)%	(11.0)%	3.4%	19.9%	7.5%	43.4%
Total	(0.9)%	(5.1)%	0.1%	1.3%	(0.3)%	(1.7)%	(0.7)%	(3.8)%
(1)Changes in market value of our financings are excluded because they are not carried at fair value on our balance sheet. The projections for market value do not assume any change in credit spreads.

Relative to December 31, 2020, the table above as of September 30, 2021 shows a projected increase in the market value of our portfolio (including hedges) and common equity for upward parallel shifts in interest rates up to 100 basis points because we held a higher notional balance of hedging instruments as of September 30, 2021 versus December 31, 2020 to better cushion a loss in fair value of our assets in a higher interest rate environment. Conversely, a downward parallel shift in interest rates would result in a decline in the market value of our portfolio and common equity as of September 30, 2021 relative to December 31, 2020. Because we continuously monitor market conditions, economic conditions, interest rates and other market activity and frequently adjust the composition of our investments and hedges throughout any given period, these projections are limited in usefulness because the modeling assumes no changes to the composition of our investment portfolio and hedging instruments as of the dates indicated.
Management also considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk. Often interest rates do not move in a parallel fashion from quarter to quarter (as can be seen by the graphs for U.S. Treasury and swap rates in Item 2. “Executive Overview”). The table below shows the percentage change in projected market value of our financial instruments and in common equity for instantaneous changes in the shape of the U.S. Treasury (“UST”) curve (with similar changes to the interest rate swap curves) as of the dates indicated:

		September 30, 2021		December 31, 2020
Basis Point Change in		Percentage Change in		Percentage Change in
2-year UST	10-year UST	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+25	+50	0.1%	0.5%	(0.1)%	(0.4)%
+50	+25	0.2%	1.7%	(0.5)%	(2.7)%
+50	+100	(0.3)%	(1.9)%	(0.2)%	(1.2)%
0	-25	(0.2)%	(1.2)%	0.1%	0.8%
-10	-50	(0.5)%	(3.5)%	0.3%	1.9%
-25	-75	(1.1)%	(8.2)%	0.2%	1.1%
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
The Company's exposure to changes to market spreads did not materially shift as of September 30, 2021 versus December 31, 2020. The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	September 30, 2021		December 31, 2020
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	Common Equity	Market Value of Investments (1)	Common Equity
+20/+50 (2)	(1.3)%	(9.7)%	(1.6)%	(9.5)%
+10	(0.6)%	(4.7)%	(0.8)%	(4.4)%
-10	0.6%	4.7%	0.8%	4.4%
-20/-50 (2)	1.3%	9.7%	1.6%	9.5%
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
We seek to manage our prepayment risk on our MBS by diversifying our investments, seeking investments which we believe will have superior prepayment performance, and investing in securities which have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). With respect to RMBS, we have invested substantially in lower coupon securities with approximately 85% of our capital in securities with a coupon of 2.5% or lower as of September 30, 2021. We also tend to favor securities in which we believe the underlying borrowers have some disincentive to refinance as a result of the size of each loan’s principal balance, credit characteristics of the borrower, or geographic location of the property, among other factors, which we estimate represents approximately 90% of our Agency RMBS investment as of September 30, 2021.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
With respect to the claim of $11.3 million against the Company discussed in the Company’s 2020 Form 10-K (the "Receiver Litigation”) which alleges that the Company breached a litigation cost sharing agreement, at trial in September 2021 and in a subsequent brief, the Receiver set forth damages ranging from $13.4 million to $13.8 million, including attorney’s fees. The Company set forth and updated its offsetting claim for damages to amounts ranging from $14.4 million to $21.3 million, including interest. On November 1, 2021, the Northern District Court awarded the Company $14.2 million, which more than offset the amount the Court awarded to the Receiver, entered a take nothing judgement in the Company’s favor against the Receiver, and dismissed the Receiver’s claim against the Company. The Receiver has the right to appeal to the United States Court of Appeals for the Fifth Circuit within 30 days.
The Company believes that the Receiver Litigation will be resolved without a material adverse effect on the Company’s consolidated financial statements. The outcome, however, of any legal proceeding, including this matter, cannot be predicted with certainty. As such, no assurances can be given that the Company will ultimately be successful in its defense of this action on the merits or otherwise.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
    The Company’s Board of Directors has authorized the repurchase of up to $40 million of the Company’s outstanding shares of common stock and up to $40 million of the Company’s Series C Preferred Stock through March 31, 2022. Subject to applicable securities laws and the terms of the Series C Preferred Stock, which are contained in our Restated Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended September 30, 2021.

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

10.1
Amendment No. 2, dated August 3, 2021, to the Distribution Agreement by and among Dynex Capital, Inc., J.P. Morgan Securities LLC, JMP Securities LLC, JonesTrading Institutional Services LLC and BTIG, LLC (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed August 3, 2021).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 2, 2021	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer,
and Director
(Principal Executive Officer)

Date:	November 2, 2021	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)