Form 10-K
period 2021-12-31
DYNEX CAPITAL INC
filed 2022-02-28
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-09819
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
Yes           ☐           No            ☒

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $626,912,407 based on the closing sales price on the New York Stock Exchange of $18.66.

On February 25, 2022, the registrant had 36,665,805 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2021, are incorporated by reference into Part III of this Annual report on Form 10-K to the extent stated herein.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”). We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2021. See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

In allocating our capital and executing our strategy, we seek to balance the risks of owning specific types of investments with the earnings opportunity on the investment. At various times during the last decade, we have allocated capital to a variety of investments including adjustable-rate and fixed-rate Agency RMBS, Agency CMBS, investment grade and unrated non-Agency RMBS and CMBS, Agency and non-Agency CMBS IO, and residual interests in securitized mortgage loans. Our investments in non-Agency MBS are generally higher quality senior or mezzanine classes (typically rated 'A' or better by one or more of the nationally recognized statistical rating organizations) because they are typically more liquid (i.e., they are more easily converted into cash either through sales or pledges as collateral for repurchase agreement borrowings) and have less exposure to credit losses than lower-rated non-Agency MBS. We regularly review our existing operations to determine whether our investment strategy or business model should change, including through capital reallocation, changing our targeted investments as well as hedging instruments, and shifting our risk position.

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

The performance of our investment portfolio will depend on many factors including but not limited to interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, demand for our investments, general market liquidity, economic and global political conditions, and the credit performance of our investments. In addition, our business model may be impacted by other factors such as the condition of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” below, Item 1A of Part I, “Risk Factors”, and Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further discussion.

RMBS. As of December 31, 2021, the majority of our investments in RMBS were Agency-issued pass-through securities collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. Mortgage pass-through certificates generally distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

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

CMBS. Substantially all of our CMBS investments as of December 31, 2021 were fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which we believe makes CMBS less costly to hedge relative to RMBS.

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

FINANCING STRATEGY

We use leverage to enhance the returns on our invested capital by pledging our investments as collateral for borrowings primarily through the use of repurchase agreements. The amount of leverage we utilize depends upon a variety of factors, including but not limited to general economic, political and financial market conditions; the actual and anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our investments; the rating assigned to securities; and our outlook for asset spreads. Repurchase agreements generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings at a rate usually based on a spread to certain short-term interest rates and fixed for the term of the borrowing. Borrowings under uncommitted repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.

Repurchase agreement financing is provided principally by major financial institutions and broker-dealers acting as financial intermediaries for short-term cash investors including money market funds and securities lenders. Repurchase agreement financing exposes us to counterparty risk to such financial intermediaries, principally related to the excess of our collateral pledged over the amount borrowed. We seek to mitigate this risk by spreading our borrowings across a diverse set of repurchase agreement lenders. As of December 31, 2021, we did not have more than 5% of equity at risk with any of our repurchase agreement counterparties. In limited instances, a money market fund or securities lender has directly provided funds to us without the involvement of a financial intermediary typically at a lower cost than we would incur borrowing from the financial intermediary. Borrowing directly from these sources also reduces our risk to the financial intermediaries. Please refer to "Risk Factors-Risks Related to Our Financing and Hedging Activities" in Item 1A of Part I of this Annual Report on Form 10-K for additional information regarding significant risks related to repurchase agreement financing.

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

Our hedging strategy is dynamic and is based on our assessment of U.S. and global economic conditions and monetary policies. We frequently adjust our hedging portfolio based on our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations. During 2021, we primarily used U.S. Treasury futures, options on U.S. Treasury futures, and options on interest rate swaps (“interest rate swaptions”) to mitigate adverse impacts of interest rate changes on our total economic return.

In conducting our hedging activities, we intend to comply with REIT and tax limitations on our hedging instruments which could limit our activities and the instruments that we may use. We also intend to enter into derivative contracts only with the counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency.

OPERATING POLICIES AND RISK MANAGEMENT

We invest our capital and manage our risk according to our “Investment Policy” and “Investment Risk Policy”, which are approved by our Board of Directors. These policies set forth investment and risk limitations as they relate to the Company's investment activities and set parameters for the Company's investment and capital allocation decisions. These policies also place limits on certain risks to which we are exposed, such as interest rate risk, prepayment risk, earnings at risk, liquidity risk, and shareholders’ equity at risk from changes in fair value of our investment securities, and also set forth limits for the Company’s overall leverage.

Our Investment Policy currently limits our investment in non-Agency MBS that are rated BBB+ or lower at the time of purchase by any of the nationally recognized statistical ratings organizations to $250 million in market value and limits our shareholders’ equity at risk with respect to such investments to a maximum of $50 million. We also conduct our own independent evaluation of the credit risk on any non-Agency MBS, such that we do not rely solely on the security’s credit rating. Our Investment Risk Policy requires us to perform a variety of stress tests to model the effect of adverse market conditions on our investment portfolio value and our liquidity.

Within the overall limits established by these policies, our investment and capital allocation decisions depend on prevailing market conditions and other factors and may change over time in response to opportunities available in different economic and capital market environments. Our Board of Directors may also adjust Investment and Investment Risk Policies of the Company from time to time based on macroeconomic expectations, market conditions, and risk tolerances among other factors.

In 2021, we entered into a services agreement with a third-party asset manager to license its proprietary trading, portfolio management, and risk reporting system and to provide the Company additional services including trade settlement and investment accounting services. We previously subscribed to this third-party’s risk reporting system, and in 2021, we implemented their trading and portfolio management systems and the trade settlement services. We expect to implement the investment accounting services in 2022. We believe this services agreement is an important step in furthering the foundation for a flexible, scalable, well-controlled and automated operating platform that supports our diversified investment, funding, and hedging strategies. Once this system is fully integrated and implemented into our day-to-day operations, we expect to realize operating efficiencies that should enhance our capability to more effectively manage increases in our capital base and assets under management. Furthermore, this system and relationship should allow us to expand our target asset classes with minimal additional costs.

In addition to the policies described above, we manage our operations and investments to comply with various REIT limitations (as discussed further below in “Operating and Regulatory Structure”) and to avoid qualifying as an investment company as such term is defined in the Investment Company Act of 1940, as amended, (the "1940 Act") or as a commodity pool operator under the Commodity Exchange Act.

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is largely driven by the performance of our investment portfolio and related financing and hedging activity and may be impacted by a number of factors including, but not limited to, the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of and competition for investments, the influence of economic conditions on the credit performance of our investments, and market required yields as reflected by market spreads. All of the above factors are influenced by market forces beyond our control such as macroeconomic and geopolitical conditions, market volatility, Federal Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy. In addition, our business may be impacted by changes in regulatory requirements, including requirements to avoid qualifying as an investment company pursuant to the 1940 Act, and REIT requirements.

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

Please refer to Part I, Item 1A, "Risk Factors" as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K for additional discussions of factors that have the potential to impact our results of operations and financial condition, including current events such as recent shifts in the Federal Reserve’s monetary policy and market trends.

ENVIRONMENTAL, SOCIAL, AND CORPORATE GOVERNANCE INITIATIVES

We believe that environmental, social, and corporate governance ("ESG") practices and initiatives are important in sustaining and growing the Company. Our ESG practices seek to create value by improving the environment and lives of our employees, investors, business partners, and the community. We assess our practices with a goal of meeting or exceeding industry and peer standards. We continually search for opportunities in pursuit of the long-term success of our business and to enhance the communities where we operate through corporate giving, employee volunteering, human capital development, and environmental sustainability programs.

Our Board of Directors has formal oversight of our ESG strategies, policies, activities, and communications, including for purposes of risk management. We have adopted the Sustainability Accounting Standards Board (“SASB”) Conceptual Framework, and we have made available on our website disclosures in accordance with the Financials Sector standards of the SASB. Additional details regarding our ESG practices and initiatives will also be available in our 2022 proxy statement.

Human Capital Strategy

The Company views its employees as its most important asset and as the key to managing a successful business for the benefit of all of our stakeholders. Our human capital strategy is designed to create an environment where our employees can grow professionally and contribute to the success of the Company. We believe a supportive, collaborative, engaging and equitable culture is key to attracting and retaining skilled, experienced and talented employees as well as fostering the development of the Company’s next generation of leaders.

As of December 31, 2021, we had 19 full and part-time employees. Our voluntary turnover rate was 0% for the three years ended December 31, 2021 and the average tenure of our employees is 14.5 years as of December 31, 2021. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Diversity and Inclusion

We promote diversity within our workforce and believe diversity extends beyond gender, race, ethnicity, age and sexual orientation to include different perspectives, skills, and experiences and socioeconomic backgrounds. We hire based on qualifications and evaluate, recognize, reward and promote employees based on performance without regard to race, religion, color, national origin, disability, gender, gender identity, sexual orientation, stereotypes or assumptions based thereon. In addition, equity is fundamental to our philosophy of fair and equitable treatment. We regularly review and analyze our compensation practices and engage in ongoing efforts to ensure pay equity within all levels of employment. We strive to maintain a corporate culture that is welcoming, inclusive, and respectful to all.

As of December 31, 2021, 53% of our employees were women or self-identified minorities.

Health, Safety, and Wellness

The Company strives to offer its employees a healthy work-life balance and an open environment in which they are encouraged to offer thoughts and opinions. Employees have a wide selection of resources available to help protect their health, well-being, and financial security, including an on-site gym (with limited access as necessary as a precaution during the COVID-19 pandemic), coverage of a substantial portion of their health insurance, and a competitive 401(k) company match. We provide our employees with access to flexible, comprehensive and convenient medical coverage intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance, term life insurance, and other benefits. In addition, we have historically offered flexible working arrangements to accommodate the individual needs of our employees.

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

Employee Development

Recognizing the vital role that human capital management serves in the long-term success of the Company, we have initiated a Human Capital Strategy Planning process, which is overseen by our Board of Directors, to formalize the process for management and development of employees. In addition to talent management and development initiatives, the Human Capital Strategy Planning process has included the following:

•development of organizational core values and a plan to integrate these values into a variety of human capital processes and practices;
•offering of a personal development program for all employees;
•formalized process for determining current and future human capital requirements;
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

OPERATING AND REGULATORY STRUCTURE

Real Estate Investment Trust Requirements

As a REIT, we are required to abide by certain requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Tax Code”). To retain our REIT status, the REIT rules generally require that we invest primarily in real estate-related assets, that our activities be passive rather than active, and that we distribute annually to our shareholders amounts equal to at least 90% of our REIT taxable income, after certain deductions. Dividend distributions to our shareholders in excess of REIT taxable income are considered to be a return of capital to the shareholder.

We use the calendar year for financial reporting in accordance with GAAP as well as for tax purposes. Income determined under GAAP differs from income determined under U.S. federal income tax rules primarily because of temporary differences in income and expense recognition. The primary differences between our GAAP net income and our taxable income are (i) unrealized gains and losses on derivative instruments, which are recognized in net income for GAAP purposes but are excluded from taxable income until realized; and (ii) realized gains and losses on derivatives that are designated as tax hedges which are recognized in net income for GAAP purposes but are deferred and amortized for tax purposes over the original periods hedged by those derivatives (e.g., ten-years for a short position on a ten-year U.S. Treasury futures position). Recognition of deferred tax hedge gains and losses may be accelerated if the underlying instrument originally hedged is terminated or paid off. The following table provides the net deferred tax hedge gains as of December 31, 2021 that have already been recognized in our GAAP earnings but which will be recognized as taxable income (or reduce taxable income) over the periods indicated:

Tax Year of Recognition for Remaining Hedge Gains (Losses), Net	December 31, 2021
($ in thousands)
2022	$(1,982)
2023 - 2025	7,281
2026 and thereafter	21,685
$26,984

We also have tax net operating loss (“NOL”) carryforwards which were all generated prior to January 1, 2018. We have $17.4 million of NOL carryforward remaining as of December 31, 2021, of which $8.1 million will expire in 1 year and the remainder over the following 3 years if not used.

The following table summarizes our dividends declared per share and their related tax characterization for the periods indicated:

	Tax Characterization			Total Dividends Declared Per Share
	Ordinary	Capital Gain	Return of Capital
Common dividends declared:
Year ended December 31, 2021	$0.07506	$—	$1.48494	$1.56000
Year ended December 31, 2020	$—	$1.66000	$—	$1.66000

Preferred Series A dividends declared:
Year ended December 31, 2021	$—	$—	$—	$—
Year ended December 31, 2020	$—	$0.87951	$—	$0.87951

Preferred Series B dividends declared:
Year ended December 31, 2021	$0.63012	$—	$—	$0.63012
Year ended December 31, 2020	$—	$1.90625	$—	$1.90625

Preferred Series C dividends declared:
Year ended December 31, 2021	$1.72500	$—	$—	$1.72500
Year ended December 31, 2020	$—	$1.12150	$—	$1.12150

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

Exemption from Regulation under the Investment Company Act of 1940

We conduct our operations under the exemption provided under Section 3(c)(5)(C) of the 1940 Act, a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate. According to the U.S. Securities and Exchange Commission (“SEC”) staff no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the 1940 Act. Our subsidiaries rely either on Section 3(c)(5)(C) of the 1940 Act or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7). Under the 1940 Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, leverage, dividends, and transactions with affiliates. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C) of the 1940 Act. Please refer to Item 1A, "Risk Factors" of this Annual Report on Form 10-K for further discussion.

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

Our Code of Conduct is available on our website, along with our Audit Committee Charter, our Whistleblower Policy, our Nominating and Corporate Governance Committee Charter, our Compensation Committee Charter, and our latest ESG disclosures under the SASB framework. We will post on our website amendments to the Code of Conduct or waivers from its provisions, if any, which are applicable to any of our directors or executive officers in accordance with the requirements of the SEC or the NYSE.

The information on our website is not a part of, nor is it incorporated by reference, into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS

The following is a discussion of the risk factors that we believe are material to our business. These are factors which, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors, and consequently, the following is not a complete discussion of all potential risks or uncertainties. Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

RISKS RELATED TO OUR INVESTMENT ACTIVITIES
Declines in the market value of our investments could negatively impact our comprehensive income, shareholders’ equity, book value per common share, dividends, and liquidity.
Our investments fluctuate in value due to a number of factors including, among others, market volatility (including, for example, market volatility in the first half of 2020 due to the COVID-19 outbreak), geopolitical events (including, for example, war or other military conflicts, such as the military conflict between Russia and Ukraine) and changes in credit spreads, spot and forward interest rates, and actual and anticipated prepayments. Our investments may also fluctuate in value due to increased or reduced demand for the types of investments we own. The level of demand may be impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve.
Changes in credit spreads represent the market’s valuation of the perceived riskiness of assets relative to risk-free rates. Credit spreads change based on a number of factors, including, but not limited to, macroeconomic or systemic factors specific to a particular security such as prepayment performance or credit performance, technical issues such as supply and demand for a particular type of security, market psychology, and Federal Reserve monetary policies. When credit spreads widen, the market value of our investments will decline because market participants typically require additional yield to hold riskier assets.
In addition, the market value of most of our investments will typically decrease as interest rates rise. If market values decrease significantly, we may experience a material reduction in our liquidity if we are forced to sell assets at losses in order to meet margin calls from our lenders to repay or renew repurchase agreements at maturity, or otherwise to maintain our liquidity. A material reduction in our liquidity could lead to a reduction of the dividend or potentially the payment of the dividend in Company stock subject to the Tax Code.
Interest rate fluctuations could negatively impact our net interest income, comprehensive income, book value per common share, dividends, and liquidity.
Interest rate fluctuations impact us in multiple ways. For example, in a period of rising rates, particularly increases in the targeted U.S. Federal Funds Rate (“Federal Funds Rate”), we may experience a decline in our profitability because our borrowing rates may increase faster than the interest coupons on our investments reset or our investments mature. Once the Federal Reserve announces a higher targeted range or if markets anticipate that the Federal Reserve is likely to announce a higher targeted range for the Federal Funds Rate, our borrowing costs are likely to immediately increase, negatively impacting our net interest income, dividend, and book value per common share.
Interest rate fluctuations may also negatively affect the market value of our securities, resulting in declines in comprehensive income, book value per common share, and liquidity. Since our investment portfolio consists substantially of fixed rate instruments, rising interest rates will reduce the market value of our MBS as a result of higher yield requirements by the market for these types of securities. Reductions in the market value of our MBS typically result in margin calls from our lenders, which impacts our liquidity. Declining interest rates may cause prepayments to increase, which would increase amortization expense of any premiums we pay to acquire our investments and thereby result in a decline in net interest income. In addition, declining interest rates may also result in declining market value on RMBS as market participants factor in potentially faster prepayment rates in the future.
It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of the COVID-19 pandemic, epidemic disease, warfare (including the recent outbreak of hostilities between Russia and Ukraine), economic and international trade conflicts or sanctions, the change in the U.S. presidential administration and political makeup of the Congress, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

We invest in to-be-announced, or TBA, securities and execute TBA dollar roll transactions. It could be uneconomical to roll our TBA contracts or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.
We execute TBA dollar roll transactions which effectively delay the settlement of a forward purchase (or sale) of a TBA by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering an identical TBA long (or short) position with a later settlement date. Under certain market conditions, TBA dollar roll transactions may result in negative net interest income whereby the Agency RMBS purchased (or sold) for forward settlement under a TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Market conditions could also adversely impact the TBA dollar roll market and, in particular, shifts in prepay expectations on Agency RMBS or changes in the reinvestment policy on Agency RMBS by the Federal Reserve. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we could have to take physical delivery of the underlying securities and settle our obligations for cash, or in the case of a short position, we could be forced to deliver one of our Agency RMBS, which would mean using cash to pay off any repurchase agreement amounts collateralized by that security. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts and our trading counterparties may require us to post additional margin above the levels established by the MBSD. Negative income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
Changes in monetary policy, either implied or implemented by the Federal Reserve, including its intention to increase the targeted Federal Funds Rate or alter the trajectory of its purchases of longer-term Treasury securities and fixed-rate Agency MBS could cause interest rates to rise and/or the yield curve to flatten which could negatively impact the market value of our investments and/or increase our borrowing costs.
In response to the COVID-19 pandemic, and in order to mitigate its implications for the U.S. economy and financial system, the Federal Reserve aggressively eased monetary policy in 2020 by reducing the Federal Funds Rate to a range of between 0% and 0.25%. The Federal Reserve has also been providing monetary policy stimulus by expanding the holdings of longer-term securities in its portfolio, including large-scale purchases of Treasury securities and fixed-rate Agency RMBS. Citing substantial progress toward the achievement of its goals of maximum employment and price stability, the Federal Reserve began tapering its net asset purchases in December 2021 and has subsequently continued increasing its pace of tapering. In addition, by keeping the Federal Funds Rate at the range of between 0% and 0.25%, the Federal Reserve has kept short-term interest rates low which has benefited our borrowing costs. Citing a strong labor market and an inflation level above 2% as evidence, the Federal Reserve announced in February 2022 that they expect it will soon be appropriate to raise the target range for the Federal Funds Rate. The combination of these actions have resulted in an increase in long-term interest rates and flattening of the yield curve, negatively impacting the market value of our investments during the fourth quarter of 2021 and so far into 2022. In addition, the markets have begun pricing in four to five rate hikes, and as such, our borrowing costs are likely to increase in 2022.
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

We may be subject to risks associated with inadequate or untimely services from third-party service providers, which may negatively impact our results of operations. We also rely on corporate trustees to act on behalf of us and other holders of securities in enforcing our rights.
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
As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. At various times since implementation of the conservatorship, Congress has considered structural changes to the GSEs. The U.S. Treasury published the Treasury Housing Reform Plan in 2019 outlining proposed changes to the U.S. housing finance system, which could lead to the release of the GSEs from conservatorship. Furthermore, the FHFA released its Strategic Plan in October 2019, which included in part an outline for the GSEs exiting conservatorship. Recent events related to the COVID-19 outbreak and the associated economic slowdown have raised concerns at the FHFA that the GSEs may need additional capital in order to meet their obligations as guarantors on trillions of dollars of MBS. The market value of Agency MBS today is highly dependent on the continued support of the GSEs by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed, or if the GSEs are released from conservatorship, the market value of Agency MBS could significantly decline, making it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between the GSEs and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued by the GSEs. It may also interrupt the cash flow received by investors on the underlying MBS. Finally, reforms to GSEs could also negatively impact our ability to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).
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
RISKS RELATED TO OUR FINANCING AND HEDGING ACTIVITIES
Our use of leverage, including repurchase agreements, to enhance returns to shareholders increases the risk of volatility in our results and could lead to material decreases in comprehensive income, shareholders’ equity, book value per common share, dividends, and liquidity.
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
Repurchase agreements are typically short-term financings with no guaranty of renewal at maturity and changes to terms of such financing may adversely affect our profitability and our liquidity. Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other borrowings with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to adverse market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. Furthermore, in times of adverse market conditions, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could result in significant losses, or we may be forced to curtail our asset acquisition activities if certain events occur including, for example, if we:
•are unable to renew our existing or are otherwise unable to access new funds under our financing arrangements;
•are unable to arrange for new financing on acceptable terms;

•default on our financial covenants contained in our financing arrangements; or
•become subject to larger haircuts under our financing arrangements requiring us to post additional collateral.
In addition, if the regulatory capital requirements imposed on certain of our lenders change, those lenders may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. At various times, our lenders have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and a particular lender’s management of actual and perceived risk. Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings grant the lender the absolute right to reevaluate the fair market value of the assets subject to such repurchase agreements at any time. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call, which would require us to transfer additional assets to the lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. Furthermore, if we move financing from one repurchase agreement counterparty to another with larger haircut requirements, we would have to repay more cash to the original counterparty than we would be able to borrow from the new counterparty. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our shareholders, and could cause the value of our capital stock to decline.
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
For more information about our operating policies regarding our use of leverage, please see “Liquidity and Capital Resources” within Part II, Item 7 of our Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our repurchase agreements and agreements governing certain derivative instruments may contain financial and nonfinancial covenants. Our inability to meet these covenants could adversely affect our financial condition, results of operations, and cash flows.
In connection with certain of our repurchase agreements and interest rate swap agreements, we are required to maintain certain financial and non-financial covenants. As of December 31, 2021, the most restrictive financial covenants require that we have a minimum of $30 million of liquidity and declines in shareholders’ equity no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and interest rate swap agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results.

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
Our hedging instruments can be traded on an exchange or administered through a clearing house or under bilateral agreements between us and a counterparty. Bilateral agreements expose us to increased counterparty risk, and we may be at risk of loss of any collateral held by a hedging counterparty if the counterparty becomes insolvent or files for bankruptcy. Moreover, the expected transition from LIBOR to alternative reference rates adds additional complications to our hedging strategies. For example, we may enter into Secured Overnight Financing Rate (“SOFR”) based swaps to hedge rising borrowing costs, which may not fully offset such rising costs as well as LIBOR-based swaps may have in the past.
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
We seek to conduct our operations to avoid falling under the definition of an investment company pursuant to the 1940 Act. Specifically, we seek to conduct our operations under the exemption provided under Section 3(c)(5)(C) of the 1940 Act, a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate. According to SEC staff no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the 1940 Act. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C) of the 1940 Act. Likewise, our subsidiaries will rely either on Section 3(c)(5)(C) of the 1940 Act or other sections of the 1940 Act that provide exemptions from registration thereunder, including Sections 3(a)(1)(C) and 3(c)(7).
Under the 1940 Act, an investment company is required to register with the SEC and is subject to extensive regulations relating to, among other things, operating methods, management, capital structure, leverage, dividends, and transactions with affiliates. If we were determined to be an investment company, our ability to use leverage and conduct business as we do today would be substantially impaired. This would severely impact our profitability and ability to pay dividends to our shareholders.
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
Qualifying as a REIT involves highly technical and complex provisions of the Tax Code, and a technical or inadvertent violation could jeopardize our REIT qualification. Maintaining our REIT status may reduce our flexibility to manage our operations.
Qualification as a REIT involves the application of highly technical and complex Tax Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our operations and use of leverage also subject us to interpretations of the Tax Code, and technical or inadvertent violations of the relevant requirements under the Tax Code could cause us to lose our REIT status or to pay significant penalties and interest. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, after consideration of any remaining NOL carryforward but not considering any dividends paid to our shareholders during the respective tax year. If we could not otherwise offset this taxable income with an NOL carryforward, the resulting corporate tax liability could be material to our results and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Tax Code provisions, we also would be disqualified from taxation as a REIT until the fifth taxable year following the year for which we failed to qualify as a REIT. In addition, many of our repurchase agreement lenders and derivative counterparties require us to maintain our REIT status. If we were to lose our REIT status, these lenders would have the right to terminate any repurchase agreement borrowings and derivative contracts outstanding at that time. This would further stress our liquidity position, reduce the amount of cash available for distribution to our shareholders and could further exacerbate the adverse impacts on the value of our common stock described above.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is lower than corresponding maximum ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the current law, qualified REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. shareholders. Additionally, without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of a nationally recognized accounting and tax services firm, substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Tax opinions are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, we must emphasize that the opinion is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

For REIT qualification purposes, we treat repurchase agreement transactions as financing of the investments pledged as collateral. If the IRS disagrees with this treatment, our ability to qualify as a REIT could be adversely affected.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure or considered prohibited transactions under the Tax Code, and state or local income taxes. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from prohibited transactions, we may hold some of our assets through a taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates to the extent that such TRS does not have an NOL carryforward. Any of these taxes would decrease cash available for distribution to our shareholders.
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
The stock ownership limit imposed by the Tax Code for REITs and our Restated Articles of Incorporation (“Articles of Incorporation”) may restrict our business combination opportunities. The stock ownership limitation may also result in reduced liquidity in our stock and may result in losses to an acquiring shareholder.
To qualify as a REIT under the Tax Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Tax Code to include certain entities) at any time during the last half of each taxable year. Our Articles of Incorporation, with certain exceptions, authorize our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our Articles of Incorporation, no person may beneficially or constructively own more than 9.8% of our capital stock (including our common stock, or any Series of our Preferred Stocks). Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary.
Whether we would waive the ownership limitation for any other shareholder will be determined by our Board of Directors on a case by case basis. Our Articles of Incorporation’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed as constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to the ownership limit. Our Board of Directors has the right to refuse to transfer any shares of our capital stock in a transaction that would result in ownership in excess of the ownership limit. In addition, we have the right to redeem shares of our capital stock held in excess of the ownership limit.

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
The stock ownership limit imposed by the Tax Code for REITs and our Articles of Incorporation may impair the ability of holders to convert shares of our outstanding preferred stock into shares of our common stock upon a change of control.
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
We believe that we have complied with all of the requirements set forth above as of December 31, 2021. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.
OTHER RISK FACTORS RELATED TO OUR BUSINESS
We rely on a third-party service provider for critical operational and trade functions and on other third parties for information and communication systems, and problems in the use, access, or performance of these systems, including as a result of any cybersecurity incident, could increase our costs and significantly disrupt our ability to operate our business, which may have a significant adverse impact on our financial condition and results of operations.
During 2021, we entered into a long-term relationship with a third-party service provider pursuant to which certain critical functions of our business relating to our trading and borrowing activities, including MBS trading and repurchase agreement borrowing activities, are operated and managed. This service and related technologies may become unavailable due to a variety of reasons, including outages, interruptions, or other failure to perform. The risk of operational failure, termination or constraints of this third-party service relating to trade settlement, collateral management services, custodians, clearing agents, and other financial intermediaries, transaction settlements, margin calls, could cause us to default on contractual obligations, fail to meet margin calls, or otherwise experience breaches or disruptions to our critical business relationships, which could have a significant adverse effect on our financial condition or results of operations.
Additionally, any failure or interruption of our operational and trading systems or communication or information systems, caused by a cybersecurity breach of our networks or systems, or the third-party service providers’ networks or systems, could cause delays or other problems in our trading or borrowing activities or lead to unauthorized trading activity, any of which could have a significant adverse effect on our financial condition or results of operations. A disruption or breach could also lead to the unauthorized access, release, misuse, loss or destruction of confidential information, including the personal or confidential information of our employees or third parties, which could lead to regulatory fines, increased expenses due to the costs of remediating a breach, reputational harm, and fewer third parties willing to do business with us.
Computer malware, viruses, computer hacking, and phishing attacks have become more prevalent and may occur on our or our third-party service providers’ systems. Even with all reasonable security efforts, not every system or network breach can be prevented or even detected. Furthermore, because the vast majority of our employees are working remotely from their homes due to the COVID-19 pandemic, there is an increased risk of disruption to our operations because our employees’ residential networks and infrastructure may not be as secure as our office environment. Though we have not detected a material cybersecurity breach to date, there is no assurance that we or our third-party service providers, have not or will not experience a system or network breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cybersecurity breach of our networks or systems (or the networks or systems of our third-party service providers) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations. We may face increased costs as we continue to evolve our cybersecurity defenses in order to contend with evolving risks and to monitor our systems for cyber-attacks and security threats. The costs and losses associated with these risks are difficult to predict and quantify and could have a significant adverse effect on our financial condition and results of operations. We rely heavily on the financial, accounting, risk management and other data processing systems provided by our third-party service providers, and any failure to maintain performance, reliability and security of these systems and our other technical infrastructure could have a significant adverse effect on our financial condition or results of operations. Furthermore, we have no control over the cybersecurity plans or systems used by our third-party service providers, and such third-party service providers may have limited indemnification obligations to us.
Impacts from COVID-19 may continue to adversely affect market conditions which in turn could further impact our business, financial condition, liquidity and results of operations. Furthermore, we cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 outbreak or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
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
For example, as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by the U.S. Congress, both Fannie Mae and Freddie Mac implemented mortgage forbearance policies that allowed borrowers to delay their mortgage payments for up to 15 months and placed a moratorium on foreclosures on certain types of residential mortgages through July 31, 2021. Individual states also adopted or may adopt forbearance policies addressing loan payments, rent payments, foreclosures and evictions. These policies may impact our investments in many ways, some that are foreseeable, others that are not. The impact of high levels of forbearance on our MBS could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the FHFA, the Federal Reserve, and federal and state governments. The nature and timing of any such future public policy choices and actions are unpredictable, including the potential impact on MBS prices and prepayment speeds.
Due to the federal and state recommendations issued and mandates implemented to control the spread of COVID-19, the vast majority of our personnel continue to work remotely. We also believe that a substantial majority of third-party servicers are also principally working remotely. If these personnel are unable to work effectively as a result of the COVID-19 outbreak, including because of illness, quarantines, office closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be adversely impacted.
The replacement of LIBOR with an alternative reference rate may adversely affect our profitability, liquidity, and financial condition.
Effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of the London Interbank Offered Rate (“LIBOR”), ceased the publication of one-week and two-month USD LIBOR and will cease the publications of the remaining tenors of USD LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. Our repurchase agreement borrowings generally carry a rate of interest based on short-term rate indices that have historically closely tracked LIBOR. Additionally, the terms of our outstanding shares of 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) reference LIBOR rates but contain fallback provisions that would apply in the event that LIBOR rates are no longer calculated and published. The phasing out of LIBOR could impact short-term market rates in general which could potentially increase the cost of our repurchase agreement borrowings. The impact of phasing out LIBOR on these and other financial instruments is uncertain and may negatively impact their value, liquidity or effectiveness. The transition to an alternative rate, such as the SOFR, which is an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to SOFR or any other alternative rate will not result in, among other things, financial market disruptions, significant increases in benchmark rates, or short-term interest rates, any of which could have an adverse effect on our profitability, liquidity, and financial condition.
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
Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.
Our results of operations and our liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, including Agency RMBS, as well as the broader financial markets and the economy generally.

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our investments. If these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability and financial condition including our liquidity may be adversely affected if we are unable to obtain cost-effective financing for our investments.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The Company does not own or lease any physical properties that are material to its business, financial condition or results of operations.

ITEM 3.    LEGAL PROCEEDINGS
As previously disclosed in the 2020 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement"), that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. Following a brief trial in September 2021, on November 1, 2021, the Northern District Court entered a take nothing judgment in the Company’s favor against the Receiver, and dismissed the Receiver’s claim against the Company. The Receiver did not file an appeal to the United States Court of Appeals for the Fifth Circuit within the allowed timeframe, and the Company considers this matter closed.
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the trading symbol “DX”. The common stock was held by approximately 353 holders of record as of February 23, 2022. On that date, the closing price of our common stock on the NYSE was $15.19 per share. The Company currently pays a monthly dividend on its common stock. When declaring dividends, our Board of Directors considers the requirements for maintaining our REIT status and maintaining compliance with dividend requirements of the Series C Preferred Stock. In addition, our Board of Directors considers, among other things, our total economic return, earnings available for distribution (“EAD”) to common shareholders, taxable income, gains and losses including carryforwards for tax purposes, the Company's long-term outlook for future performance, and trends in the investment and financing market.
The following graph is a five-year comparison of shareholders’ cumulative total return, assuming $100 invested at the close of trading on December 31, 2016 with reinvestment of all dividends, in each of: (i) our common stock, (ii) the stocks included in the Standard & Poor’s 500 Index (“S & P 500”); (iii) the stocks included in the S&P 500 Financials Index; and (iv) the stocks included in the FTSE NAREIT Mortgage REIT Index.

	Cumulative Total Stockholder Returns as of December 31,
Index (1)	2016	2017	2018	2019	2020	2021
Dynex Capital, Inc. Common Stock	$100.00	$113.72	$104.05	$115.65	$135.32	$138.40
S&P 500 Index	$100.00	$121.82	$116.47	$153.14	$179.11	$230.47
S&P 500 Financials Index	$100.00	$122.14	$106.21	$140.30	$137.83	$185.89
FTSE NAREIT mREIT Index	$100.00	$119.81	$116.68	$141.50	$115.22	$133.16
(1) Source: Bloomberg

The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

The Company’s Board of Directors has authorized the repurchase up to $40 million of the Company’s outstanding shares of common stock through March 31, 2022. Subject to applicable securities laws and the terms of the Series C Preferred Stock designation, which is contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The Company did not repurchase any shares during the three months ended December 31, 2021.
The Company has an at-the-market agreement ("ATM") whereby the Company may offer and sell through its sales agents up to $104.6 million of aggregate value of shares of the Company’s Series C Preferred Stock. During the year ended December 31, 2021, the Company did not issue any shares of its Series C Preferred Stock through its ATM program. The Company also has an ATM agreement whereby the Company may offer and sell through its sales agents up to approximately 8.3 million shares of common stock. During the year ended December 31, 2021, the Company issued 5.8 million shares of its common stock through its ATM program at an aggregate value of $109.0 million, net of $1.4 million in broker commissions, of which 0.7 million shares were issued during the fourth quarter of 2021 at an aggregate value of $12.8 million, net of $0.2 million in broker commissions.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8, "Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K and in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Forward-Looking Statements” contained within this Item 7 for additional information. This discussion also contains non-GAAP financial measures, which are discussed in the section “Non-GAAP Financial Measures”.
For a complete description of our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Item 1 of Part I of this Annual Report on Form 10-K.
EXECUTIVE OVERVIEW

Economic conditions continued to improve in 2021 from the disruptions caused by the COVID-19 pandemic as evidenced by an increase in real GDP in the U.S. to 5.7% versus a decline of 3.4% in 2020. Throughout 2021, Federal Reserve policy was highly accommodative, keeping short-term interest rates low and providing strong demand for risk assets, particularly Agency MBS, in order to aid economic recovery. The combination of the impact on supply and demand imbalances related to the pandemic and the reopening of the economy contributed to inflation levels well above the Federal Reserve’s target of 2.0% throughout 2021. The Federal Reserve initially characterized these elevated levels as transitory and continued to provide substantial monetary stimulus. In the fourth quarter of 2021, the Federal Reserve signaled a reduction in in asset purchases, citing an improving economy, elevated inflation, and further improvement in the labor market. The improving economy combined with monetary policy and fiscal stimulus translated to a somewhat unpredictable interest rate environment during 2021, which saw a sharp steepening in the first quarter led by the mid-range and longer-term portion of the curve, followed by modest flattening through the second and third quarters as longer-term interest rates declined slightly, and further flattening led by the mid-range of the curve in the fourth quarter as markets began adjusting to shifts in the Federal Reserve’s monetary policy announced toward the end of 2021.

The charts below show the highest and lowest U.S. Treasury and swap rates during the year ended December 31, 2021 as well as the rates as of December 31, 2021 and December 31, 2020:

Spreads on risk assets owned by the Company were volatile as well during 2021. While Agency RMBS, CMBS, and CMBS IO all experienced significant tightening in the first quarter, higher coupon Agency RMBS spreads widened in the second quarter while CMBS and CMBS IO spreads experienced further tightening during the same period. In the third quarter, Agency RMBS tightened again while the majority of CMBS and CMBS IO modestly widened. By the end of the fourth quarter after the Federal Reserve announced plans to begin tapering their purchases, spreads on most Agency assets widened again, almost to where they began the year. The table below shows the market spreads in basis points as of the end of each quarter in 2021 for certain investment types in our MBS portfolio:

	Market Spreads (1) as of:
Investment Type:	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Agency RMBS: (2)
2.0% coupon	(6)	(10)	(6)	(20)	(1)
2.5% coupon	5	(4)	1	(16)	(2)
4.0% coupon	44	39	54	11	51
Agency DUS (Agency CMBS) (3)	31	26	18	22	36
Freddie K AAA IO (Agency CMBS IO) (3)	105	65	65	95	140
AAA CMBS IO (Non-Agency CMBS IO) (3)	112	108	105	130	165
(1)Negative amounts represent spreads below the benchmark risk free rate and positive amounts represent spreads above the benchmark risk free rate.
(2)Option adjusted spreads are based on Company estimates using third-party models and market data.
(3)Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.

Our 2021 Performance
To manage through the interest rate environment experienced throughout 2021, we focused on actively managing our investment portfolio and hedge position, reducing leverage, and raising capital in preparation for opportunities to expand our balance sheet in anticipation of the Federal Reserve ending its purchases of Agency RMBS and U.S. Treasuries. Active portfolio management allowed us to take advantage of volatility in credit spreads during 2021 as we realized gains by selling MBS when spreads tightened and reinvested the sale proceeds into lower coupon MBS at lower premiums when spreads widened. We shifted our portfolio allocation further into lower coupon Agency RMBS and TBA securities because lower coupons are typically impacted less by duration extension and credit spread widening relative to higher coupon assets in an increasing interest rate environment. We increased our investment in TBA securities during most of 2021 because they allowed us more flexibility in managing leverage due to their higher liquidity relative to specified pools and also offer better risk-adjusted returns due to lower financing costs (implied through the use of dollar roll transactions) versus the repurchase agreement borrowings we typically use to finance purchases of specified pools.
Hedge selection and positioning also played an important role in managing our interest rate risk throughout 2021. The loss in fair value of our investment portfolio (including TBA securities), net of gains from our interest rate hedges was $(0.2) million. We protected our portfolio from duration risk in the increasing interest rate environment by significantly increasing our hedge position over the course of the year, ending 2021 with a notional of $4.4 billion in primarily short positions in ten-year U.S. Treasury futures. For the year ended December 31, 2021, total economic return to our common shareholders(1) was $0.47 per common share, or 2.5% of beginning book value. While book value per common share declined $(1.09) during the year, we believe the volatility in interest rates noted above could have led to larger losses without our active portfolio management and hedge positioning.
During 2021, we continuously worked to raise capital through at-the-market and other public offerings, ending the year with additional common equity capital of almost $237.0 million, net of issuance costs. Our capital raising contributed significantly to our ability to maintain a high level of liquidity and lower leverage. As of December 31, 2021, we held approximately $533.1 million in cash and unencumbered Agency MBS, and our leverage, including TBA securities at cost, was 5.7 times shareholders’ equity.
Current Outlook
We believe markets are transitioning to a more favorable environment to add higher yielding assets to our investment portfolio. As the Federal Reserve reduces its purchases of Agency RMBS and tightens monetary policy by
(1)    Total economic return to common shareholders is comprised of dividends declared of $1.56 per common share less the decline in book value of $(1.09) per common share during the year ended December 31, 2021.

raising the Federal Funds Rate, we expect higher risk-adjusted returns on our target investments as private capital replaces the Federal Reserve as the predominant buyers in the market, which we believe will more than offset our borrowing costs which are likely to increase in 2022. While we also expect credit spreads will widen further, we believe we are well positioned to navigate the book value risk to wider spreads due to our low leverage, our hedge positioning, and our lower coupon Agency RMBS. As mortgage rates continue to increase, and especially as the Federal Reserve exits its buying program, we expect the supply of higher coupons will increase and bear the brunt of future spread widening while lower coupon MBS will experience limited spread widening due to its seasoning and lack of new supply. As the supply of higher coupons increase and prices fall, we believe we will be able to take advantage of opportunities to acquire these assets at better risk-adjusted returns because we have excess capital to deploy and room to increase leverage.
We remain cautious, however, as the pace and scope of monetary policy tightening in 2022 in the U.S. and abroad is highly uncertain, and we expect significant moves in the shape of the yield curve and the level of yields across the curve. Furthermore, the global economy continues to evolve to a post-pandemic environment with rising complexities across economic, social and political factors, including, but not limited to:
•high and unsustainable debt levels which pose a risk to economic growth;
•elevated global inflation levels, reflecting pandemic supply and demand dynamics;
•uncertainties regarding ongoing hostilities between Russia and the Ukraine and the related impacts on macroeconomic conditions, including, among other things, interest rates;
•global labor market imbalances, exposing widening gaps in skills, education, healthcare, and digital access;
•shifting demographics, human conflict, and climate change; and
•fast-paced changes in technology and increased cyber-risk.
In summary, our decisions regarding leverage targets and the pace at which we expand our investment portfolio in the near term will depend on many factors including, but not limited to, the pace of tapering of purchases by the Federal Reserve, the pace at which the Federal Reserve reduces its balance sheet and the resulting impact on credit spread widening for Agency RMBS, the shape of the yield curve, and the level of interest rates, including the rate at which the Federal Reserve decides to increase the Federal Funds target rate. We remain flexible, patient, consistent, and disciplined in our approach to investment, financing, and hedging decisions as we continue to seek to generate above average returns for our shareholders.

FINANCIAL CONDITION

Investment Portfolio
As of December 31, 2021, our investment portfolio is predominantly comprised of lower coupon Agency RMBS and TBA securities. The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:

(1) Includes TBA securities at their implied market value, as if settled, of $1.5 billion and $1.6 billion as of the periods indicated, respectively. TBA securities are recorded within “derivative assets (liabilities)” on our consolidated balance sheet at their net carrying value, which represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

RMBS. During the year ended December 31, 2021, we have remained invested in primarily lower coupon securities which limited our exposure to duration extension and credit spread widening as interest rates rose throughout the year. Furthermore, most lower coupon Agency RMBS issued during the year were purchased by the Federal Reserve as part of their open market purchase operations, further limiting the risk of wider spreads. We believe lower coupon Agency RMBS will continue to provide higher risk-adjusted returns due to their seasoning, the lack of new supply in the higher rate environment, and the large ownership position of the Federal Reserve. In addition, our lower coupon investments also mitigate the risk of loss of premiums due to their lower cost basis and slower prepayment speeds relative to higher coupon assets.
We continued investing in TBA securities during the year ended December 31, 2021 because implied financing rates for dollar roll transactions continued to be lower than the financing rates for repurchase agreement borrowings we typically use to finance specified pools. Because TBA securities have higher relative liquidity than specified pools, these investments also allowed more flexibility to manage our capital allocation and leverage.
The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	December 31, 2021
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
2.0%	$1,311,069	$1,330,353	$1,312,190	11	8.0%	6.69
2.5%	1,165,810	1,215,841	1,199,092	15	11.3%	5.83
4.0%	162,868	167,713	175,493	45	34.1%	3.09
TBA 2.0%	965,000	957,600	961,080	n/a	n/a	6.54
TBA 2.5%	190,000	193,563	193,585	n/a	n/a	5.23
15-year fixed-rate:
TBA 1.5%	375,000	375,259	376,523	n/a	n/a	4.58
Total	$4,169,747	$4,240,329	$4,217,963	15	11.2%	6.01

	December 31, 2020
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
TBA 2.0%	$765,000	$789,945	$792,957	n/a	n/a	4.89
2.0%	620,238	635,096	646,744	8	7.7%	5.31
2.5%	938,334	973,116	995,889	10	13.5%	3.53
4.0%	280,474	288,831	303,758	33	46.8%	2.48
15-year fixed-rate:
TBA 1.5%	250,000	255,068	257,305	n/a	n/a	4.73
TBA 2.0%	500,000	519,047	522,687	n/a	n/a	3.09
Total	$3,354,046	$3,461,103	$3,519,340	13	17.1%	4.10
(1) Implied cost basis of TBAs represents the forward price to be paid for the underlying Agency MBS.
(2) Fair value of TBAs is the implied market value of the underlying Agency security as of the end of the period.
(3) TBAs are included on the consolidated balance sheet within “derivative assets/liabilities” at their net carrying value which is the difference between their implied market value and implied cost basis. Please refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.
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
CMBS.
We sold the majority of our Agency CMBS in 2020 as risk spreads declined sharply, leading to higher prices and diminishing returns on this type of investment. In 2021, we did not reinvest in newer issue CMBS because we believed the risk-adjusted return profile to be less favorable relative to Agency RMBS. The CMBS remaining in our investment portfolio consist mainly of seasoned investments with a higher probability of appreciation in the underlying collateral versus newer issue bonds. The following table presents information about our CMBS investments by year of origination as of the dates indicated:

	December 31, 2021				December 31, 2020
($s in thousands)	Par Value	Amortized Cost	Months to Estimated Maturity(1)	WAC(2)	Par Value	Amortized Cost	Months to Estimated Maturity(1)	WAC(2)
Year of Origination:
Prior to 2009 (3)	$5,581	$5,464	12	5.95%	$9,132	$8,964	36	5.69%
2009 to 2012	9,895	10,310	34	5.63%	11,424	12,085	65	5.56%
2013 to 2014	8,988	9,105	37	3.58%	9,865	10,033	44	3.61%
2015	100,598	101,717	56	2.94%	155,760	157,137	69	2.85%
2017	30,808	31,135	80	3.18%	30,907	31,294	91	3.18%
2019	19,702	19,964	140	3.17%	19,702	19,988	151	3.12%
	$175,572	$177,695	66	3.29%	$236,790	$239,501	77	3.19%
(1) Months to estimated maturity is an average weighted by the amortized cost of the investment.
(2) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding principal balance.
(3) The Company has one non-Agency CMBS originally issued in 1998 with an amortized cost and fair value of less than $1.0 million as of December 31, 2021 and December 31, 2020.

CMBS IO.
The following tables present our CMBS IO investments by year of origination as of the dates indicated:

	December 31, 2021
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$2,120	$2,311	3	$454	$480	3
2013	9,627	11,554	7	5,562	5,668	224
2014	16,768	17,231	15	33,630	34,123	72
2015	22,558	23,571	20	39,407	40,408	20
2016	18,186	18,901	24	13,405	13,430	16
2017	22,308	23,296	36	6,216	6,452	28
2018	3,408	3,687	55	—	—	—
2019	79,858	83,656	53	—	—	—
2020	2,847	2,873	45	—	—	—
2021	21,843	21,778	61	—	—	—
	$199,523	$208,858	40	$98,674	$100,561	50

	December 31, 2020
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$12,037	$11,932	9	$3,237	$3,263	8
2013	22,367	24,165	13	10,875	10,912	15
2014	24,841	25,749	22	50,777	51,175	20
2015	31,875	33,404	26	53,176	54,020	27
2016	23,072	24,203	31	16,705	16,906	16
2017	26,493	27,952	42	7,733	7,808	34
2018	3,792	3,983	62	—	—	—
2019	88,757	91,303	60	—	—	—
2020	3,203	3,264	53	—	—	—
	$236,437	$245,955	39	$142,503	$144,084	24
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of contractual cash flows remaining for the investments by year of origination.

Non-Agency-issued securities are generally expected to have a higher risk of default than Agency CMBS IO. We mitigate this risk by investing in senior tranches of mostly AAA-rated securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. All of our non-Agency CMBS IO were originated prior to 2018, the majority of which we believe have had underlying property value appreciation. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types, which are shown in the table below as of December 31, 2021:

	December 31, 2021
($s in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$28,293	28.1%
Office	22,514	22.4%
Multifamily	15,957	15.9%
Hotel	13,466	13.4%
Mixed use	7,156	7.1%
Other (1)	13,175	13.1%
Total non-Agency CMBS IO	$100,561	100.0%
(1) Other property types collateralizing non-Agency CMBS IO do not comprise more than 5% individually.

Because effective yields on CMBS IO securities are dependent upon the performance of the underlying loans, our return on these investments may be negatively impacted if the loans default, resulting in foreclosures or liquidations of the loan collateral. When the economic impacts of COVID-19 began in 2020, servicers reported an increase in delinquencies on loans underlying our non-Agency CMBS IO and responded by taking loss mitigation actions, such as loan forbearance or allowing the borrower to make loan payments using replacement reserve or similar property related funds. Most of the increases in delinquencies were in the retail and hotel sectors with a nominal impact on cash flows and yields on the securities. Considering the characteristics of our non-Agency CMBS IO, such as seasoning, loan-to-value ratio, and geographic location of the collateral, as well as the actions taken by servicers to work with borrowers through various relief measures, we have not seen evidence of and do not currently expect a material adverse effect on our future cash flows for non-Agency CMBS IO. In addition, more recently, our servicers have begun reporting lower delinquencies, and they are now more in line with the level we experienced prior to the onset of the economic impacts of the pandemic. However, the ultimate impact of COVID-19 on the global economy and on the loans underlying any of our securities remains uncertain and cannot be predicted at this time.
Repurchase Agreements
We maintained lower leverage throughout 2021 in order to reduce risk given volatility in the market and the lower marginal returns available due to credit spread tightening. As such, we partially financed investments we purchased during 2021 with repurchase agreement borrowings, which increased $0.4 million, or approximately 17%, to $2.8 billion as of December 31, 2021 in conjunction with a portion of the proceeds received from common equity capital we raised during the year. During the fourth quarter of 2021, we worked with our repurchase agreement counterparties to extend the maturities of our borrowings further into 2022 in order to lock in low financing rates over a longer term in light of possible near term increases in the Federal Funds Rate by the Federal Reserve. Please refer to Note 5 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our repurchase agreement borrowings.
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
During 2021, we increased our short positions in U.S. Treasury futures in the 10-year portion of the curve in order to protect our portfolio from duration risk in the increasing interest rate environment. We significantly reduced our notional balance of interest rate swaptions and removed options on U.S. Treasury futures from our hedging portfolio because our lower coupon assets have less convexity risk to hedge in a rising interest rate environment. Please refer to Note 6 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of this section for additional important information about these financial measures.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net Interest Income
Net interest income declined $(9.5) million for the year ended December 31, 2021 compared to the year ended December 31, 2020 because we held a smaller average balance of lower yielding investments during 2021 compared to 2020. During the first half of 2020, we sold significant portions of Agency RMBS and CMBS in order to realize aggregate gains of $277.9 million, which increased our liquidity, and in order to reduce our leverage as markets experienced extreme volatility during this period primarily as a result of the COVID-19 pandemic. Since that time, we have only partially replaced these assets as we have focused on keeping our leverage at the low end of our target range due to the lower risk-adjusted returns available in the market.
During 2021, we increased our investment in TBA securities given the more favorable return profile versus Agency RMBS and because they offer greater flexibility in managing leverage due to their higher liquidity relative to specified pools of MBS. Investing in TBA securities has also reduced our average balance of repurchase agreement borrowings, and thereby our interest expense, for the year ended December 31, 2021 compared to the year ended December 31, 2020 as TBA securities are financed implicitly through dollar roll transactions. In addition, the decline in our interest expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was also due to our lower repurchase agreement financing cost, which has been lower primarily as a result of the Federal Reserve maintaining the Federal Funds Rate in a range of 0-0.25%, resulting in a substantial reduction in our cost of funds during this period. We expect our borrowing costs to increase in 2022 because of the Federal Reserve’s recent announcement that it expects it will soon be appropriate to raise the target range for the Federal Funds Rate and because the markets have begun pricing in four to five rate hikes. As discussed above in “Executive Overview”, we also expect that we will be able to add higher-yielding assets to our balance sheet in the near-term, which will serve to offset a rise in borrowing costs.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Year Ended
	December 31,
	2021			2020
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$36,017	$2,145,989	1.68%	$50,546	$2,142,690	2.36%
Agency CMBS	7,683	210,335	3.62%	25,292	856,869	2.91%
CMBS IO (5)	15,792	330,420	4.78%	19,361	433,863	4.46%
Non-Agency MBS and other investments (6)	559	6,329	8.30%	1,269	9,125	8.64%
Total:	$60,051	$2,693,073	2.23%	$96,468	$3,442,547	2.78%

Interest-bearing liabilities: (7)	(5,671)	2,387,764	(0.23)%	(32,615)	$3,190,726	(1.01)%
Net interest income/net interest spread	$54,380		2.00%	$63,853		1.77%
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
(6) Interest income for non-Agency and other investments for the year ended December 31, 2020 includes $0.5 million of interest income from cash and cash equivalents. Average balance and effective yield for non-Agency MBS and other investments excludes cash and cash equivalents.
(7) Interest-bearing liabilities consist primarily of repurchase agreement borrowings.

Net interest spread increased 23 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the significant decline in our repurchase agreement borrowing costs, which more than offset the decline in the effective yield we earned on our investment portfolio. Effective yield on our investment portfolio for the year ended December 31, 2021 declined 55 basis points because we reallocated a portion of our portfolio from 4.0% coupons to 2.0% and 2.5% coupons in order to mitigate prepayment risk and to minimize losses in book value due to change in monetary policy by the Federal Reserve and the increasing interest rate environment.
The following table presents the estimated impact on our net interest income due to changes in effective yield/cost of funds (“rate”) and changes in average balance (“volume”) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended
	December 31, 2021 Compared to December 31, 2020
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$(14,612)	$83	$—	$(14,529)
Agency CMBS	(37)	(18,871)	1,299	(17,609)
CMBS IO (2)	1,235	(4,060)	(744)	(3,569)
Non-Agency MBS and other investments	(98)	(572)	(40)	(710)
Change in interest income	$(13,512)	$(23,420)	$515	$(36,417)
Change in interest expense	(18,832)	(8,112)	—	(26,944)

Total net change in net interest income	$5,320	$(15,308)	$515	$(9,473)
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.
(2) Includes Agency and non-Agency issued securities.

Adjusted Net Interest Income
Please refer to the section “Non-GAAP Financial Measures” for additional information about this non-GAAP financial measure used by management to evaluate results of operations.

	Year Ended
	December 31,
	2021		2020
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income	$54,380	2.00%	$63,853	1.77%
Add: TBA drop income (1) (2)	43,512	0.10%	15,067	0.05%
Add: net periodic interest benefit (3)	—	—%	1,579	0.05%
Adjusted net interest income	$97,892	2.10%	$80,499	1.87%
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
The increase of $17.4 million in adjusted net interest income for the year ended December 31, 2021 compared to the year ended December 31, 2020 is due to our increased investment in TBA securities at lower implied funding costs relative to the year ended December 31, 2020, which resulted in an increase in TBA drop income of $28.4 million. This increase in TBA drop income offset the decline of $(9.5) million in net interest income and $(1.6) million in net periodic interest benefit from interest rate swaps.

When the financing cost imputed in TBA dollar roll transactions is lower than the average repurchase agreement financing rate, this is commonly referred to in the industry as TBA dollar rolls “trading special” or “dollar roll specialness.” Dollar roll specialness happens primarily as a result of supply/demand imbalances or volatility in market prepayment expectations, and in management’s view, the pace of bank and Federal Reserve purchases resulted in implied financing costs dropping below 0% during 2021. Due to the recent shift in the Federal Reserve’s monetary policy, we expect TBA dollar roll specialness will likely decline in 2022, negatively impacting TBA drop income.
Changes in Fair Value of Investments
Changes in the fair value of our investments result in realized and unrealized gains and losses. The fair value of our investments is impacted by a number of factors including, among others, market volatility, changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments, and supply/demand dynamics which are in turn impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve.
Effective January 1, 2021, the Company elected the fair value option for all MBS purchased on or after that date with changes in fair value reported in net income as “unrealized gain (loss) on investments, net” until the security is sold or matures. Changes in fair value for MBS purchased prior to that date are recorded within “other comprehensive income (loss).” The following table provides details on unrealized gains and losses on our investments held in our portfolio for the periods indicated:

	Year Ended
	December 31, 2021
($s in thousands)	Unrealized Gain (Loss) on Investments, Net	Other Comprehensive Income (Loss)	Total Change in Fair Value
Agency RMBS	$(14,917)	$(61,563)	$(76,480)
Agency CMBS	—	(11,961)	(11,961)
CMBS IO	(65)	(308)	(373)
Non-Agency other	—	300	300
Mortgage loans held for investment	130	—	130
Other	38	—	38
	$(14,814)	$(73,532)	$(88,346)

	Year Ended
	December 31, 2020
	Unrealized Gain (Loss) on Investments, Net	Other Comprehensive Income (Loss)	Total Change in Fair Value
Agency RMBS	$—	$(19,270)	$(19,270)
Agency CMBS	—	(74,161)	(74,161)
CMBS IO	—	203	203
Non-Agency other	—	(317)	(317)
Mortgage loans held for investment	75	—	75
Other	(55)	$—	(55)
	$20	$(93,545)	$(93,525)
As longer-term interest rates increased during the year ended December 31, 2021, the fair value of the majority of our investments declined. Because we use derivatives to hedge the impact of changing interest rates on our investment portfolio (including TBA securities), we evaluate our results by comparing how much the gain (loss) on our MBS and TBAs is offset by the gain (loss) on our interest rate hedges, which are discussed below under “Gain

(Loss) on Derivative Instruments, Net”.
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
Our sales during the year ended December 31, 2020 were significantly higher than in 2021. When interest rates rallied early to mid-March of 2020 as the markets initially responded to the COVID-19 pandemic, we chose to realize gains on our Agency RMBS as asset prices began to fall and we chose to reduce our balance sheet leverage. We used a portion of those proceeds to re-invest in Agency CMBS, the majority of which we sold in subsequent quarters in order to realize gains as asset premiums increased due to spread tightening and to shift our portfolio allocation back to predominantly Agency RMBS as the market stabilized. None of our investment sales during the years ended December 31, 2021 or December 31, 2020 were made under duress.
The following table provides information related to our realized gains on sales of investments, net for the periods indicated:

	Year Ended
	December 31, 2021		December 31, 2020
($s in thousands)	Amortized cost sold	Realized Gain	Amortized cost sold	Realized Gain
Agency RMBS-designated as AFS	$283,471	$3,938	$2,312,343	$82,689
Agency CMBS-designated as AFS	35,106	2,767	2,021,878	225,395
Total	$318,577	$6,705	$4,334,221	$308,084

Gain (Loss) on Derivative Instruments, Net
Gain (loss) on derivative instruments, net is comprised of unrealized gains and losses due to changes in the fair value of derivative instruments we hold during the period as well as realized gains and losses on derivatives that we terminate or that expire or mature during the period. Results in any given reporting period are generally not comparable to results of another because we frequently adjust our hedging position in any given period and because the fair value of derivative instruments are impacted by market interest rates which continuously change from one period to the next. Because we use derivatives to hedge the impact of changing interest rates on our investment portfolio (including TBA securities), we evaluate our results by comparing how much the gain (loss) on our interest rate hedges offset the gain (loss) on our MBS and TBAs for any given period.
The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Year Ended
($s in thousands)	December 31, 2021	December 31, 2020
Change in fair value of interest rate hedges:
Interest rate swaps (1)	$—	$(182,942)
Interest rate swaptions	40,330	680
U.S. Treasury futures	61,215	(15,046)
Options on U.S. Treasury futures	(2,141)	(26,186)
Total gain (loss) on interest rate hedges	99,404	(223,494)

TBA dollar roll positions:
Change in fair value (2)	(61,499)	36,137
TBA drop income (3)	43,512	15,067
Total TBA dollar roll (loss) gain, net	(17,987)	51,204

Total gain (loss) on derivative instruments, net	$81,417	$(172,290)
(1)Amount for interest rate swaps for the year ended December 31, 2020 is net of periodic interest benefit of $1.6 million.
(2)Changes in fair value for TBA dollar roll positions include unrealized gains (losses) from open TBA contracts and realized gains (losses) on paired off or terminated positions.
(3)TBA drop income represents a portion of the change in fair value and is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

As interest rates increased during 2021, we increased our hedge position by adding U.S. Treasury futures to hedge duration risk on our lower coupon assets. We reduced our notional balance of interest rate swaptions and did not replace our options on U.S. Treasury futures upon expiration because we believe our lower coupon assets have less convexity to hedge relative to higher coupon assets in the current environment.
For the year ended December 31, 2020, the majority of our net loss on derivative instruments was comprised of realized losses on interest rate swaps, which we either terminated or chose not to replace upon expiration. The decision to terminate or not replace these hedging instruments was because margin requirements increased substantially as a result of the market disruption that occurred at the onset of the COVID-19 pandemic in the first quarter of 2020, and as interest rates rallied, we sold a significant portion of our assets in order to monetize gains and to avoid margin calls when asset prices began to fall.
General and Administrative Expenses
General and administrative expenses increased $3.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due primarily to higher bonus accruals and expenses related to the ongoing implementation of a new investment accounting system as well as new trading and portfolio management systems as part of a large-scale project to streamline and enhance the Company’s operating platform.
Please refer to Dynex's Annual Report on Form 10-K for the year ended December 31, 2020 for the discussion of results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, which is incorporated by reference herein.

Non-GAAP Financial Measures
In addition to the Company's operating results presented in accordance with GAAP, management uses certain non-GAAP financial measures to evaluate results of the Company, which include the following: earnings available for distribution (“EAD”) to common shareholders (formerly core net operating income to common shareholders) (including per common share), adjusted net interest income and the related metric adjusted net interest spread. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance.

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
In September 2021, the Company renamed its non-GAAP measure "core net operating income to common shareholders" to "EAD to common shareholders" in order to clarify what the measure represents. The adjustments made to reconcile "comprehensive income (loss) to common shareholders" to "EAD to common shareholders" are identical to the adjustments previously used to calculate "core net operating income to common shareholders." EAD to common shareholders is a non-GAAP metric used by the Company as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expenses, net. It is one of several factors our Board of Directors considers in determining the appropriate level of distributions to common shareholders. In addition to the non-GAAP reconciliation set forth below, which derives EAD to common shareholders from GAAP comprehensive income (loss) to common shareholders, EAD to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost, drop income on TBA securities, general and administrative expenses, preferred dividends, and other normal recurring operating income or expense. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivative instruments, net" on the Company's consolidated statements of comprehensive income, is included in EAD to common shareholders and in adjusted net interest income because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also includes interest rate swap periodic interest benefit/cost, which is also included in "gain (loss) on derivative instruments, net", in adjusted net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and therefore represent a cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include the changes in fair value of investments or changes in fair value of and costs of terminating derivative instruments used by management to economically hedge the impact of changing interest rates on the fair value of the Company’s portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income. Additionally, similarly titled non-GAAP financial measures used by other companies may not be computed in the same or similar fashion. A reconciliation of the non-GAAP financial measures used in this Annual Report on Form 10-K to the most directly comparable GAAP financial measure is presented below.

	Year Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	December 31, 2021	December 31, 2020
($s in thousands except per share data)
Comprehensive income to common shareholders	$17,413	$66,472
Less:
Change in fair value of investments (1)	81,641	(214,559)
Change in fair value of derivative instruments, net (2)	(37,905)	188,936
Preferred stock redemption charge	2,987	3,914
EAD to common shareholders	$64,136	$44,763
Average common shares outstanding	32,596,272	23,106,200
Comprehensive income per common share	$0.53	$2.88
EAD per common share	$1.97	$1.94

Net interest income	$54,380	$63,853
TBA drop income (3)	43,512	15,067
Net periodic interest benefit of interest rate swaps	—	1,579
Adjusted net interest income	$97,892	$80,499
General and administrative expenses	(24,085)	(21,080)
Other operating expense, net	(1,342)	(1,057)
Preferred stock dividends	(8,329)	(13,599)
EAD to common shareholders	$64,136	$44,763

Adjusted net interest spread (4)	2.10%	1.87%
(1)Amount includes realized and unrealized gains and losses recorded in net income and other comprehensive income due to changes in the fair value of the Company’s MBS and other investments.
(2)Amount includes unrealized gains and losses from changes in fair value of derivatives and realized gains and losses on terminated derivatives and excludes TBA drop income and net periodic interest benefit from interest rate swaps.
(3)TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(4)The reconciliation for adjusted net interest spread to net interest spread is shown in “Results of Operations - Adjusted Net Interest Income”.

LIQUIDITY AND CAPITAL RESOURCES
 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments less related amounts due on our borrowings. Additional sources may also include proceeds from the sale of investments, equity offerings, and net payments received from counterparties for derivative instruments. We use our liquidity to purchase investments and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to meet margin requirements for our repurchase agreements and derivative transactions, including TBA contracts, under the terms of the related agreements. We may also periodically use liquidity to repurchase shares of the Company’s stock.
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of December 31, 2021, our most liquid assets were $533.1 million compared to $415.3 million as of December 31, 2020. We increased our available liquidity during 2021 to protect our book value and to provide us greater financial flexibility while protecting against market volatility, which we believe has a higher potential of occurring given market conditions. Furthermore, there are a number of potential risk events on the horizon including, a shift in Federal Reserve monetary policy, higher interest rates, and widening credit spreads on MBS, all of which have occurred in early 2022.
We analyze our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. The objective of our analyses is to assess the adequacy of our liquidity to withstand potential adverse events, such as the ongoing COVID-19 pandemic.
Our perception of the liquidity of our investments and market conditions significantly influence our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, declined to 5.7x shareholders’ equity as of December 31, 2021 from 6.3x as of December 31, 2020 primarily as a result of equity capital we raised in 2021 which increased shareholders’ equity 22% versus an increase in total liabilities plus the cost basis of TBAs of 10%. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. We maintained a lower targeted range of under 7.0x shareholders’ equity throughout 2021 in order to minimize losses in book value, given potential volatility in the market, and the lower marginal returns available due to credit spread tightening.
Our repurchase agreement borrowings are principally uncommitted with terms renewable at the discretion of our lenders and generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We seek to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker dealer subsidiaries of regulated financial institutions or primary dealers.
The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
December 31, 2021	$2,849,916	$2,701,191	$2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683
September 30, 2020	2,594,683	2,984,946	3,314,991
June 30, 2020	3,314,991	2,580,296	4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are referred to as “margin calls”, and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. Declines in the fair value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, Fannie Mae and Freddie Mac announce principal payments on Agency MBS in advance of their actual remittance of principal payments, and repurchase agreement lenders generally make margin calls for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments from Fannie Mae and Freddie Mac. The weighted average haircut for our borrowings as of December 31, 2021 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 13-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk”, which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of December 31, 2021, the Company had repurchase agreement amounts outstanding with 22 of its 37 available repurchase agreement counterparties and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements including, among other things, requirements that we maintain minimum shareholders' equity (usually a set minimum, or a percentage of the highest amount of shareholders' equity since the date of the agreement), limits on maximum decline in shareholders' equity (expressed as a percentage decline in any given period), limits on maximum leverage (as a multiple of shareholders' equity), and requirements to maintain our status as a REIT under the Tax Code and the corresponding provisions of state law and to maintain our listing on the New York Stock Exchange. Violations of one or more of these covenants could result in the lender declaring an event of default which would result in the termination of the repurchase agreement and immediate acceleration of amounts due thereunder. In addition, some of the agreements contain cross default features, whereby default with one lender simultaneously causes default under agreements with other lenders. Violations could also restrict us from paying dividends or engaging in other transactions that are necessary for us to maintain our REIT status.

We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of December 31, 2021, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of December 31, 2021, we had cash collateral posted to our counterparties of $55.3 million and cash collateral posted by our counterparties of $1.8 million under these agreements.
Collateral requirements for interest rate derivative instruments are typically governed by the central clearing exchange and the associated futures commission merchant, which may establish margin requirements in excess of the clearing exchange. Collateral requirements for our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and, if applicable, by our third-party brokerage agreements, which may establish margin levels in excess of the MBSD. Our TBA contracts, which are subject to master securities forward transaction agreements published by the Securities Industry and Financial Markets Association as well as supplemental terms and conditions with each counterparty, generally provide that valuations for our TBA contracts and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA contract and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.

Dividends
As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after certain deductions. When declaring dividends, our Board of Directors considers the requirements for maintaining our REIT status and maintaining compliance with dividend requirements of the Series C Preferred Stock. In addition, our Board of Directors considers, among other things, our total economic return, EAD to common shareholders, taxable income, gains and losses including carryforwards for tax purposes, the Company's long-term outlook for future performance, and trends in the investment and financing markets. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to the following sections of this Annual Report on Form 10-K for additional important information regarding dividends declared on our taxable income:
•"Operating and Regulatory Structure" within Part 1, Item 1, "Business";
•Part 1, Item 1A, "Risk Factors"; and
•Part II, Item 5, "Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer
Purchases of Equity Securities."

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the year ended December 31, 2021 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Annual Report on Form 10-K for additional information.

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
The following discussion provides information on our critical accounting policies that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Please also refer to Note 1 of our Notes to the Consolidated Financial Statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information related to significant accounting policies.
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
In addition, management reviews the prices received for each security by comparing those prices to actual purchase and sale transactions, our internally modeled prices that are calculated based on observable market rates and credit spreads, and the prices that our borrowing counterparties use in financing our securities. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. The security is classified as a level 3 security if the inputs are unobservable, resulting in an estimate of fair value based primarily on management's judgment. Please refer to Note 7 of the Notes to the Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information on fair value measurements.

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

•Our views on the macroeconomic environment, monetary and fiscal policy, and conditions in the investment, credit, interest rate and derivatives markets;
•Our views on inflation, market interest rates and market spreads;
•Our views on the effect of actual or proposed actions of the Federal Reserve or other central banks with respect to monetary policy (including the targeted Federal Funds Rate), and the potential impact of these actions on interest rates, borrowing costs, inflation or unemployment;
•The effect of regulatory initiatives of the Federal Reserve, the Federal Housing Finance Agency, other financial regulators, and other central banks;
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
•The impact of the COVID-19 pandemic on the economy, as well as certain actions taken by federal, state and local governments in response to the pandemic, and on the performance of loans underlying our investments;
•Our liquidity and ability to access financing, and the anticipated availability and cost of financing;
•Our capital stock activity including the impact of stock issuances and repurchases;
•The amount, timing, and funding of future dividends;
•Our use of our tax NOL carryforward and other tax loss carryforwards;
•Future competition for, and availability of, investments, financing and capital;
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
•Uncertainties regarding ongoing hostilities between Russia and the Ukraine and the related impacts on macroeconomic conditions, including, among other things, interest rates;
•The financial position and credit worthiness of the depository institutions in which the Company’s MBS and cash deposits are held;
•The impact of applicable tax and accounting requirements on us including our tax treatment of derivative instruments such as TBAs, interest rate swaps, options and futures;
•Our future compliance with covenants in our master repurchase agreements, ISDA agreements, and debt covenants in our other contractual agreements;
•Our reliance on a single service provider of our trading, portfolio management, risk reporting and accounting services systems;
•The implementation in a timely and cost-effective manner of our operating platform, which includes trading, portfolio management, risk reporting, and accounting services systems, and the anticipated benefits thereof; and
•Possible future effects of the COVID-19 pandemic.
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
While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:

•the risks and uncertainties referenced in this Annual Report on Form 10-K, especially those incorporated by reference into Part II, Item 1A, “Risk Factors,” and in particular, adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, including the efficacy, distribution, availability and adoption rates of vaccines for COVID-19 and variants thereof;
•our ability to find suitable reinvestment opportunities;
•changes in domestic economic conditions;
•geopolitical events, such as terrorism, war or other military conflict, including increased uncertainty regarding the ongoing hostility between Russia and the Ukraine and the related impact on macroeconomic conditions as a result of such conflict;
•changes in interest rates and credit spreads, including the repricing of interest-earning assets and interest-bearing liabilities;
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
•the quality of performance of third-party service providers, including our sole third-party service provider for our critical operations and trade functions;
•the loss or unavailability of our third-party service provider’s service and technology that supports critical functions of our business related to our trading and borrowing activities due to outages, interruptions, or other failures;
•the level of defaults by borrowers on loans underlying MBS;
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
•the political environment in the U.S.;
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

Interest Rate Risk
Investing in interest-rate sensitive investments such as MBS and TBA securities subjects us to interest rate risk. Interest rate risk results from investing in securities that have a fixed coupon or when the coupon may not immediately adjust for changes in interest rates. Interest rate risk also results from the mismatch between the duration of our assets versus the duration of our liabilities and hedges. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments as well as the magnitude and the duration of the change in interest rates.
We manage interest rate risk within tolerances set by our Board of Directors. We use interest rate hedging instruments to mitigate the impact of changing interest rates on the market value of our assets and on our interest expense from repurchase agreements used to finance our investments. Our hedging methods are based on many factors, including, but not limited to, our estimates with regard to future rates as well as expected levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity of our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses and adversely affect our cash flow. Estimates of prepayment speeds can vary significantly by investor for the same security, and therefore estimates of security and portfolio duration can vary significantly between market participants.
Because we continuously monitor market conditions, economic conditions, interest rates and other market activity and frequently adjust the composition of our investments and hedges throughout any given period, the projections provided below are limited in usefulness because the modeling assumes no changes to the composition of our investment portfolio and hedging instruments as of the dates indicated. Changes in types of our investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results shown in the tables below. There can be no assurance that assumed events used to model the results shown below will occur, or that other events will not occur, that will affect the outcomes; therefore, the modeled results shown in the tables below and all related disclosures constitute forward-looking statements.
The table below shows the projected sensitivity of our net interest income as of the dates indicated assuming an instantaneous parallel shift in interest rates and no changes in the composition of our investment portfolio:

	Projected Change in Net Interest Income Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
December 31, 2021	(1)	8.3%	(9.7)%	(20.0)%
December 31, 2020	(1)	0.4%	(5.9)%	(12.9)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented.

The projected sensitivity to an increase in interest rates on our net interest income shown in the table above as of December 31, 2021 shows a larger decline in net interest income compared to December 31, 2020 because portfolio yields are not benefiting as much from slowing prepayments given the higher interest rate environment as of December 31, 2021 versus December 31, 2020, which decreases the benefit of lower amortization expense from higher interest rates.
The projected sensitivity to a decrease in interest rates on our net interest income shown in the table above as of December 31, 2021 shows a larger increase in net interest income compared to December 31, 2020. This increase is because the forward market funding rate as of December 31, 2021 exceeded 25 basis points, so the projected interest expense for the twelve months subsequent to December 31, 2021 includes the full benefit of a 25 basis point decrease in financing rate. Conversely, the forward funding market rate as of December 31, 2020 was less than 25 basis points, so the projected interest expense for the twelve months subsequent to that date did not include the full benefit of a 25 basis point decrease in financing rate.
Management considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk on the market value of its investments and common equity. Because interest rates do not typically move in a parallel fashion from quarter to quarter (as can be seen by the graphs for U.S. Treasury and swap rates in Item 7, “Executive Overview”), the tables below show the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming instantaneous parallel shifts and non-parallel shifts in market interest rates as of the dates indicated:

	December 31, 2021
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.6%	18.6%	1.6%	11.1%	(1.9)%	(13.5)%	(4.0)%	(28.5)%
CMBS	0.2%	1.4%	0.1%	0.7%	(0.1)%	(0.7)%	(0.2)%	(1.3)%
CMBS IO	0.2%	1.1%	0.1%	0.6%	(0.1)%	(0.6)%	(0.2)%	(1.1)%
TBAs	1.4%	9.7%	0.9%	6.1%	(1.1)%	(7.5)%	(2.3)%	(15.9)%
Interest rate hedges	(6.9)%	(49.1)%	(3.5)%	(24.6)%	3.5%	24.9%	7.0%	49.5%
Total	(2.5)%	(18.3)%	(0.8)%	(6.1)%	0.3%	2.6%	0.3%	2.7%

	December 31, 2020
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	1.1%	6.5%	0.9%	5.5%	(1.7)%	(10.1)%	(3.9)%	(22.5)%
CMBS	0.3%	1.9%	0.2%	1.4%	(0.3)%	(1.5)%	(0.5)%	(3.0)%
CMBS IO	0.2%	0.9%	0.1%	0.8%	(0.2)%	(1.1)%	(0.4)%	(2.1)%
TBAs	0.9%	5.2%	0.8%	4.6%	(1.5)%	(8.9)%	(3.4)%	(19.6)%
Interest rate hedges	(3.4)%	(19.6)%	(1.9)%	(11.0)%	3.4%	19.9%	7.5%	43.4%
Total	(0.9)%	(5.1)%	0.1%	1.3%	(0.3)%	(1.7)%	(0.7)%	(3.8)%

Non-Parallel Shifts		December 31, 2021		December 31, 2020
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	0.3%	2.5%	(0.1)%	(1.1)%
+25	+50	0.2%	1.3%	(0.1)%	(0.4)%
+50	+25	0.1%	2.5%	(0.5)%	(2.7)%
+50	+100	—%	0.1%	(0.2)%	(1.2)%
0	-25	(0.2)%	(1.2)%	0.1%	0.8%
-10	-50	(0.6)%	(4.0)%	0.3%	1.9%
-25	-75	(1.3)%	(9.0)%	0.2%	1.1%

(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Increasing interest rates in both the parallel and non-parallel shifts shown in the tables above as of December 31, 2021 show projected increases in the market value of our investments, net of hedges, and in our common equity because we held a higher notional balance of hedging instruments relative to assets as of December 31, 2021 versus December 31, 2020, which better cushions projected losses in the fair value of our assets and in our common equity in a higher interest rate environment. Conversely, declining interest rate scenarios show projected declines in the market value of our investments, net of hedges, and in our common equity as of December 31, 2021. The higher notional balance of hedges reflects our view of the potential for increasing interest rates in 2022.

Spread Risk
Spread risk is the risk of loss from an increase in the market spread between the yield on an investment versus its benchmark index. Changes in market spreads represent the market's valuation of the perceived riskiness of an asset relative to risk-free rates, and widening spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Market spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security or Federal Reserve monetary policy. We do not hedge spread risk given the complexity of hedging credit spreads and in our opinion, the lack of liquid instruments available to use as hedges.
Fluctuations in spreads typically vary based on the type of investment. Sensitivity to changes in market spreads is derived from models that are dependent on various assumptions, and actual changes in market value in response to changes in market spreads could differ materially from the projected sensitivity if actual conditions differ from these assumptions.
The Company's exposure to changes to market spreads did not materially shift as of December 31, 2021 versus December 31, 2020. The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	December 31, 2021		December 31, 2020
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.3)%	(9.2)%	(1.6)%	(9.5)%
+10	(0.6)%	(4.4)%	(0.8)%	(4.4)%
-10	0.6%	4.4%	0.8%	4.4%
-20/-50 (2)	1.3%	9.2%	1.6%	9.5%
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
Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Loans in non-Agency CMBS IO securities which are collateralized by income producing properties such as retail shopping centers, hotels, multifamily apartments and office buildings have been at a higher risk of default as a result of the economic impact of the COVID-19 pandemic. Over the last several years, we have not experienced material defaults on CMBS IO loans in our portfolio; however, the ultimate impact on the economy and commercial real estate performance and market values from the COVID-19 pandemic, and correspondingly loan defaults, is currently unknown. Please refer to Item 7, “Financial Condition-CMBS IO” for additional information on the composition of the Company’s investment in CMBS IO.
We seek to manage our prepayment risk on our MBS by diversifying our investments and investing in securities which either contain loans for which the underlying borrowers have some disincentive to refinance (such as low principal balance remaining, credit characteristics of the borrower, or geographic location of the property) or have some sort of prepayment prohibition or yield maintenance (as is the case with CMBS and CMBS IO). As of December 31, 2021, we have invested substantially in lower coupon Agency RMBS and TBA securities because we believe their market value will not be impacted by prepayments as much as higher coupon assets in an increasing interest rate environment.
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
Liquidity Risk
We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities. Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing. In addition, declines in the market value of our investments pledged as collateral for repurchase agreement borrowings and for our derivative instruments may result in counterparties initiating margin calls for additional collateral.
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
Reinvestment Risk
We are subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets or TBA securities, and if market yields on new investments are lower, our interest income will decline. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain capital or pay dividends to return capital to shareholders rather than reinvest capital, or if we invest capital in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of income generated by our investment portfolio will likely decline.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and the related notes, together with the Reports of the Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or that the degree of compliance with policies or procedures may deteriorate.
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
The Company’s internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) under the captions “Executive Officers,” “Election of Directors,” “Committees of the Board,” “Delinquent Section 16(a) Reports,” if applicable, and “Code of Business Conduct and Ethics,” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the 2022 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2021 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders:
2020 Stock and Incentive Plan	275,099	$—	1,951,245
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	275,099	$—	1,951,245
(1) Amount shown reflects the maximum number of shares that may be issued upon future vesting of restricted stock units if time-based service conditions are met and performance-based stock units if maximum performance goals are achieved.
(2) The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 will be included in the 2022 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the 2022 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the 2022 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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

10.23.8
Amendment No. 8 to Master Repurchase and Securities Contract dated as of January 21, 2022 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (filed herewith).

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

10.35.2
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

10.40*
Dynex Capital, Inc. Annual Cash Incentive Plan, amended and restated effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10.40 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.41*	Dynex Capital, Inc. 2020 Stock and Incentive Plan, effective June 9, 2020 (incorporated herein by reference to Exhibit 10.41 to Dynex’s Current Report on Form 8-K filed June 9, 2020).
10.41.1*
Form of Restricted Stock Agreement for Non-Employee Directors (approved May 11, 2021) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.41.2*
Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after May 26, 2021) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.2 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.41.3*
Form of Performance Unit Award Agreement for Executive Officers (for awards on or after May 26, 2021) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.3 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

Exhibit No.	Description
10.41.4*	Form of Performance Unit Award Agreement for Executive Officers (for awards on or after February 23, 2022) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).
10.41.5*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after February 23, 2022) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).
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

21.1	List of consolidated entities of Dynex Capital, Inc. (incorporated herein by reference to Exhibit 21.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2021).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes management contract.
(b)    Exhibits: See Item 15(a)(3) above.
(c)    Financial Statement Schedules: None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	February 28, 2022	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron L. Boston	Chief Executive Officer,	February 28, 2022
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief Financial	February 28, 2022
Stephen J. Benedetti	Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	February 28, 2022
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Julia L. Coronado	Director	February 28, 2022
Julia L. Coronado

/s/ Michael R. Hughes	Director	February 28, 2022
Michael R. Hughes

/s/ Joy D. Palmer	Director	February 28, 2022
Joy D. Palmer

/s/ Robert A. Salcetti	Director	February 28, 2022
Robert A. Salcetti

/s/ David H. Stevens	Director	February 28, 2022
David H. Stevens

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K

Filed with Securities and Exchange Commission

December 31, 2021

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm:
BDO USA, LLP; Richmond, Virginia; PCAOB ID #243	F-3

Financial Statements As of December 31, 2021 and December 31, 2020 and For the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019:

Consolidated Balance Sheets	F-7

Consolidated Statements of Comprehensive Income	F-8

Consolidated Statements of Shareholders’ Equity	F-9

Consolidated Statements of Cash Flows	F-11

Notes to the Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments in Mortgage-Backed Securities

As discussed in Notes 1, 3, and 7 to the consolidated financial statements, the Company’s investments in mortgage-backed securities (“MBS”) at fair value were $3.2 billion at December 31, 2021. The fair value for the MBS portfolio is driven by the stated security coupon interest rate, maturity, yield, and prepayment speeds. The Company’s management derived fair value estimates using prices obtained from third-party pricing services and broker quotes.

We identified the valuation of investments in MBS as a critical audit matter. The principal considerations for our determination include the magnitude of the MBS portfolio fair value at December 31, 2021, and the inherent estimation uncertainty associated with fair value measurements. The primary procedures we performed to address this critical audit matter included:

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
February 28, 2022

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Dynex Capital, Inc
Glen Allen, Virginia
Opinion on Internal Control over Financial Reporting
We have audited Dynex Capital, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP
Richmond, Virginia
February 28, 2022

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash	$366,023	$295,602
Cash collateral posted to counterparties	55,284	14,133
Mortgage-backed securities (including pledged of $3,011,319 and $2,467,859, respectively), at fair value	3,181,839	2,596,255
Mortgage loans held for investment, at fair value	4,268	6,264
Receivable for securities pending settlement	2,771	150,432
Derivative assets	7,969	11,342
Accrued interest receivable	14,184	14,388
Other assets, net	7,400	6,394
Total assets	$3,639,738	$3,094,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,849,916	$2,437,163
Derivative liabilities	2,471	1,009
Cash collateral posted by counterparties	1,834	7,681
Accrued interest payable	1,365	1,410
Accrued dividends payable	6,541	5,814
Other liabilities	6,332	8,280
Total liabilities	2,868,459	2,461,357

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 7,248,330 shares issued and outstanding, respectively ($111,500 and $181,208 aggregate liquidation preference, respectively)	107,843	174,564
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 36,665,805 and 23,697,970 shares issued and outstanding, respectively	367	237
Additional paid-in capital	1,107,792	869,495
Accumulated other comprehensive income	6,729	80,261
Accumulated deficit	(451,452)	(491,104)
Total shareholders’ equity	771,279	633,453
Total liabilities and shareholders’ equity	$3,639,738	$3,094,810
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($s in thousands except per share data)

	Year Ended
	December 31,
	2021	2020	2019
Interest income	$60,051	$96,468	$170,168
Interest expense	(5,671)	(32,615)	(114,111)
Net interest income	54,380	63,853	56,057

Realized gain (loss) on sale of investments, net	6,705	308,084	(5,755)
Unrealized (loss) gain on investments, net	(14,814)	20	(56)
Gain (loss) on derivative instruments, net	81,417	(172,290)	(186,949)
Other operating (expense) income, net	(1,342)	(1,057)	22
General and administrative expenses:
Compensation and benefits	(12,757)	(11,743)	(7,520)
Other general and administrative	(11,328)	(9,337)	(8,467)
Net income (loss)	102,261	177,530	(152,668)
Preferred stock dividends	(8,329)	(13,599)	(12,967)
Preferred stock redemption charge	(2,987)	(3,914)	—
Net income (loss) to common shareholders	$90,945	$160,017	$(165,635)

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(66,827)	$214,539	$203,995
Reclassification adjustment for realized (gain) loss on available-for-sale investments, net	(6,705)	(308,084)	5,755
Reclassification adjustment for de-designated cash flow hedges	—	—	(165)
Total other comprehensive (loss) income	(73,532)	(93,545)	209,585
Comprehensive income to common shareholders	$17,413	$66,472	$43,950

Weighted average common shares-basic	32,596,272	23,106,200	23,620,125
Weighted average common shares-diluted	32,761,331	23,106,200	23,620,125
Net income (loss) per common share-basic	$2.79	$6.93	$(7.01)
Net income (loss) per common share-diluted	$2.78	$6.93	$(7.01)
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	5,954,594	$142,883	20,939,073	$209	$818,861	$(35,779)	$(399,021)	$527,153
Stock issuance	833,736	19,924	3,664,418	36	63,852	—	—	83,812
Restricted stock granted, net of amortization	—	—	68,004	1	1,205	—	—	1,206
Stock repurchase	—	—	(1,709,271)	(17)	(25,017)	—	—	(25,034)
Adjustments for tax withholding on share-based compensation	—	—	(16,231)	—	(296)	—	—	(296)
Stock issuance costs	—	—	—	—	(258)	—	—	(258)
Net loss	—	—	—	—	—	—	(152,668)	(152,668)
Dividends on preferred stock	—	—	—	—	—	—	(12,967)	(12,967)
Dividends on common stock	—	—	—	—	—	—	(47,545)	(47,545)
Other comprehensive income	—	—	—	—	—	209,585	—	209,585
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of adopting accounting standard ASU 2019-05	—	—	—	—	—	—	(548)	(548)
Adjusted Balance, January 1, 2020	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,749)	$582,440
Stock issuance	4,460,000	107,843	558,583	6	9,969	—	—	117,818
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	239,661	2	1,821	—	—	1,823
Stock repurchase	—	—	(32,925)	—	(372)	—	—	(372)
Adjustments for tax withholding on share-based compensation	—	—	(13,342)	—	(245)	—	—	(245)
Stock issuance costs	—	—	—	—	(25)	—	—	(25)
Net income	—	—	—	—	—	—	177,530	177,530
Dividends on preferred stock	—	—	—	—	—	—	(13,599)	(13,599)
Dividends on common stock	—	—	—	—	—	—	(38,372)	(38,372)
Other comprehensive loss	—	—	—	—	—	(93,545)	—	(93,545)
Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
Stock issuance	—	—	12,972,447	130	237,000	—	—	237,130

	Preferred Stock		Common Stock		Additional Paid-in Capital	AOCI	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	40,027	—	1,816	—	—	1,816
Other share-based compensation, net of amortization	—	—	—	—	700	—	—	700
Adjustments for tax withholding on share-based compensation	—	—	(44,639)	—	(853)	—	—	(853)
Stock issuance costs	—	—	—	—	(366)	—	—	(366)
Net income	—	—	—	—	—	—	102,261	102,261
Dividends on preferred stock	—	—	—	—	—	—	(8,329)	(8,329)
Dividends on common stock	—	—	—	—	—	—	(51,293)	(51,293)
Other comprehensive loss	—	—	—	—	—	(73,532)	—	(73,532)
Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($s in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$102,261	$177,530	$(152,668)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Realized (gain) loss on sale of investments, net	(6,705)	(308,084)	5,755
Unrealized loss (gain) on investments, net	14,814	(20)	56
(Gain) loss on derivative instruments, net	(81,417)	172,290	186,949
Amortization of investment premiums, net	118,171	126,395	133,690
Other amortization and depreciation, net	2,308	1,989	1,684
Share-based compensation expense	2,516	1,823	1,205
Decrease (increase) in accrued interest receivable	204	11,821	(5,190)
(Decrease) increase in accrued interest payable	(45)	(14,175)	5,277
Change in other assets and liabilities, net	(5,137)	4,383	(1,412)
Net cash provided by operating activities	146,970	173,952	175,346
Investing activities:
Purchase of investments	(1,541,678)	(2,436,953)	(2,991,311)
Principal payments received on investments	430,856	474,731	537,481
Proceeds from sales of investments	472,943	4,491,873	1,033,066
Principal payments received on mortgage loans held for investment	2,101	2,854	2,103
Net receipts (payments) on derivatives, including terminations	86,247	(185,482)	(184,920)
(Decrease) increase in cash collateral posted by counterparties	(5,847)	5,681	(1,717)
Other investing activities	—	—	(121)
Net cash (used in) provided by investing activities	(555,378)	2,352,704	(1,605,419)
Financing activities:
Borrowings under repurchase agreements	12,635,222	31,054,242	102,505,318
Repayments of repurchase agreement borrowings	(12,222,469)	(33,369,427)	(101,020,954)
Principal payments on non-recourse collateralized financing	(118)	(2,646)	(738)
Proceeds from issuance of preferred stock	—	107,843	19,924
Proceeds from issuance of common stock	237,130	9,891	63,889
Cash paid for redemption of preferred stock	(69,708)	(100,000)	—
Cash paid for stock issuance costs	(329)	—	(185)
Cash paid for common stock repurchases	—	(372)	(25,034)
Payments related to tax withholding for share-based compensation	(853)	(245)	(296)
Dividends paid	(58,895)	(52,437)	(68,042)
Net cash provided by (used in) financing activities	519,980	(2,353,151)	1,473,882

Net increase in cash including cash posted to counterparties	111,572	173,505	43,809
Cash including cash posted to counterparties at beginning of period	309,735	136,230	92,421
Cash including cash posted to counterparties at end of period	$421,307	$309,735	$136,230
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$5,709	$46,054	$108,986
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (“Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in debt securities, the majority of which are specified pools of Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”), and CMBS interest-only (“IO”) securities and non-Agency MBS, which consist mainly of CMBS IO. Agency MBS have a guaranty of principal payment by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment. The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of December 31, 2021.

Reclassifications

    Certain items on the Company’s consolidated balance sheet as of December 31, 2020 have been reclassified to conform to the current period’s presentation. In the Company’s 2020 Form 10-K, restricted cash on the consolidated balance sheet as of December 31, 2020 consisted of the cash collateral posted by the Company to its counterparties to cover initial and variation margin related to its financing and derivative instruments, net of any cash collateral received by the Company from its counterparties. Restricted cash has been renamed “cash collateral posted to counterparties” within total assets, and cash collateral of $7,681 posted by counterparties as of December 31, 2020 has been reclassified to “cash collateral posted by counterparties” within total liabilities. This change in presentation also impacted the cash flow statements for the years ended December 31, 2020 and December 31, 2019, resulting in the addition of “(decrease) increase in cash collateral posted by counterparties” of $5,681 and $(1,717) which is the difference in the balances of that line item on the Company’s consolidated balance sheets as of December 31, 2019 and December 31, 2020.

The Company has changed the method used to record its U.S. Treasury futures from gross fair value before variation margin settlements to net fair value after variation margin settlements. This change in presentation resulted in a reclassification of $625 from “cash collateral posted to counterparties” to “derivative liabilities” as of December 31, 2020 and a corresponding increase in “net payments on derivatives, including terminations” on the consolidated statement of cash flow for the year ended December 31, 2020.

In addition, “non-recourse collateralized financing” and “payable for unsettled securities” on the consolidated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

balance sheet as of December 31, 2020 have been reclassified to “other liabilities”.

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

The Company consolidates a securitization trust, which has residential mortgage loans included in “mortgage loans held for investment” on its consolidated balance sheet. The Company is the primary beneficiary because it owns all of the remaining interests in the trust, which is discussed further in Note 4.

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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheets as of the periods indicated that sum to the total of the same such amounts shown on the Company’s consolidated statements of cash flows for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Cash	$366,023	$295,602
Cash collateral posted to counterparties	55,284	14,133
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$421,307	$309,735

Mortgage-Backed Securities

The Company’s MBS are recorded at fair value on the Company’s consolidated balance sheet. MBS purchased prior to January 1, 2021 are designated as available-for-sale (“AFS”) with changes in fair value reported in other comprehensive income (“OCI”) as an unrealized gain (loss) until the security is sold or matures. Effective January 1, 2021, the Company elected the fair value option for all MBS purchased on or after that date with changes in fair value reported in net income as “unrealized gain (loss) on investments, net” until the security is sold or matures. Upon the sale of an MBS, any unrealized gain or loss is reclassified to “realized gain (loss) on sale of investments, net” using the specific identification method. Management elected the fair value option so that GAAP net income will reflect the changes in fair value for its future purchases of MBS in a manner consistent with the presentation and timing of the changes in fair value of its derivative instruments. Electing the fair value option is increasing as an industry trend for mortgage REITs who have not elected cash flow hedge accounting. “Unrealized gain (loss) on investments, net” also includes changes in fair value for mortgage loans held for investment for which the Company elected the fair value option effective January 1, 2020.

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

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from pricing services and broker quotes. The remainder of the Company’s MBS are valued by discounting the estimated future cash flows derived from cash flow models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancements as well as certain other relevant information. Please refer to Note 7 for further discussion of MBS fair value measurements.

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

Derivative Instruments

During the year ended December 31, 2021, the Company’s derivative instruments have included U.S. Treasury futures, options on U.S. Treasury futures, options on interest rate swaps (“swaptions”) and TBA securities, which are forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis. Derivative instruments are reported at their fair value on the Company’s consolidated balance sheet as derivative assets if in a gain position or as derivative liabilities if in a loss position, at the end of the period reported. All income/expenses and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

Please refer to Note 6 for additional information regarding the Company’s derivative instruments as well as Note 7 for information on how the fair value of these instruments is calculated.

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of December 31, 2021, 1,951,245 common shares are available for issuance under the 2020 Plan. Awards previously granted under the Company’s 2018 Stock and Incentive Plan (“2018 Plan”) or any other prior equity plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan.

Currently, the Company has shares of restricted stock and RSUs issued and outstanding which are treated as equity awards and recorded at their fair value using the closing stock price on the grant date. The compensation cost is recognized over the vesting period with a corresponding credit to shareholders’ equity using the straight-line method.

The Company also has PSUs issued and outstanding which contain either Company performance-based or market performance-based conditions. PSUs subject to Company performance-based conditions are initially recognized as equity at their fair value which is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is recognized as expense on the Company’s consolidated statements of comprehensive income within “Compensation and benefits” on a straight-line basis over the vesting period and adjusted if necessary based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis.

PSUs subject to market performance-based conditions are recognized as equity at their grant date fair value determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return (“TSR”) relative to the common stock TSR of the group of peer companies specified in the award agreement. Awards subject to market performance-based conditions are not assessed for probability of achievement and are not remeasured subsequent to issuance. The grant date fair value is recognized as expense on the Company’s consolidated statements of comprehensive income within “Compensation and benefits” on a straight-line basis over the vesting period even if the market performance-based conditions are not achieved.

The Company does not estimate forfeitures for any of its share-based compensation awards, but adjusts for actual forfeitures in the periods in which they occur. Because RSUs and PSUs have forfeitable dividend equivalent rights that are paid only upon settlement, any accrued dividend equivalent rights on forfeited units are reversed with a corresponding credit to “Compensation and benefits.”

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

As previously disclosed in the 2020 Form 10-K, the receiver (the “Receiver”) for one of the plaintiffs awarded damages in a judgment (the "DCI Judgment") against Dynex Commercial, Inc. ("DCI"), a subsidiary of a former affiliate of the Company, filed a separate claim in May 2018 against the Company seeking payment of the damages awarded in connection with the DCI Judgment, alleging that the Company breached a litigation cost sharing agreement, as amended (the "Agreement"), that was initially entered into by the Company and DCI in December 2000. On November 21, 2019, the U.S. District Court, Northern District of Texas ("Northern District Court") granted in part and denied in part summary judgment on the Receiver’s claim and the Company’s claim for offset and recoupment. The Northern District Court found that the Company breached the Agreement and therefore must pay damages to the Receiver. The Northern District Court simultaneously granted the Company’s motion for summary judgment finding that DCI also breached the Agreement and that the Company can recover amounts due to it from DCI under the Agreement. Following a brief trial in September 2021, on November 1, 2021, the Northern District Court entered a take nothing judgment in the Company’s favor against the Receiver, and dismissed the Receiver’s claim against the Company. The Receiver did not file an appeal to the United States Court of Appeals for the Fifth Circuit within the allowed timeframe, and the Company considers this matter closed.

Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the year ended December 31, 2021 that are expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Please refer to Note 1 for information regarding the Company’s treatment of its preferred stock and stock awards in the calculation of its basic and diluted net income (loss) per common share and to Note 8 for information regarding the Company’s stock award activity for the periods presented. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Year Ended
	December 31,
	2021	2020	2019
Weighted average number of common shares outstanding - basic	32,596,272	23,106,200	23,620,125
Incremental common shares-unvested RSUs	55,019	—	—
Incremental common shares-unvested PSUs	110,040	—	—
Weighted average number of common shares outstanding - diluted	32,761,331	23,106,200	23,620,125

Net income (loss) to common shareholders	$90,945	$160,017	$(165,635)
Net income (loss) per common share-basic	$2.79	$6.93	$(7.01)
Net income (loss) per common share-diluted	$2.78	$6.93	$(7.01)

The Company did not have any potentially dilutive instruments outstanding during the years ended December 31, 2020 or December 31, 2019.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables present the Company’s MBS by investment type as of the dates indicated:

	December 31, 2021
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,193,951	$174,899	$—	$966	$1,369,816
Unamortized premium (discount)	38,787	2,312	276,354	(189)	317,264
Amortized cost	1,232,738	177,211	276,354	777	1,687,080
Gross unrealized gain	7,779	7,636	11,713	63	27,191
Gross unrealized loss	(19,994)	—	(426)	(42)	(20,462)
Fair value	1,220,523	184,847	287,641	798	1,693,809

MBS measured at fair value through net income:
Par value	$1,445,796	$—	$—	$—	$1,445,796
Unamortized premium	35,373	—	21,843	—	57,216
Amortized cost	1,481,169	—	21,843	—	1,503,012
Gross unrealized gain	—	—	57	—	57
Gross unrealized loss	(14,917)	—	(122)	—	(15,039)
Fair value	1,466,252	—	21,778	—	1,488,030

Total as of December 31, 2021	$2,686,775	$184,847	$309,419	$798	$3,181,839
(1) The notional balance for Agency CMBS IO measured at fair value through net income was $441,217 as of December 31, 2021. The notional balance of Agency CMBS IO and non-Agency CMBS IO designated as AFS was $10,189,497 and $8,635,666 respectively, as of December 31, 2021.

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
(1) The notional balance for the Agency CMBS IO and non-Agency CMBS IO was $11,277,908 and $9,319,520, respectively, as of December 31, 2020.

The majority of the Company’s MBS are pledged as collateral for the Company’s repurchase agreements, which are disclosed in Note 5. Actual maturities of MBS are affected by the contractual lives of the underlying mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore, actual maturities are generally shorter than the securities' stated contractual maturities.

The following table presents information regarding the "realized gain on sale of investments, net" on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Year Ended
	December 31,
	2021		2020		2019
	Proceeds Received	Realized Gain	Proceeds Received	Realized Gain	Proceeds Received	Realized Gain
Agency RMBS-designated as AFS	$287,409	$3,938	$2,395,032	$82,689	$796,699	$506
Agency CMBS-designated as AFS	37,873	2,767	2,247,273	225,395	213,199	(6,493)
Agency CMBS IO -designated as AFS	—	—	—	—	23,168	232
	$325,282	$6,705	$4,642,305	$308,084	$1,033,066	$(5,755)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	December 31, 2021			December 31, 2020
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,051,233	$(20,118)	23	$19,266	$(399)	19
Non-Agency MBS	11,667	(247)	14	33,417	(408)	23

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$—	$—	—	$749	$(133)	2
Non-Agency MBS	1,241	(97)	6	2,156	(93)	5

The unrealized losses on the Company’s MBS were the result of declines in market prices and were not credit related; therefore, the Company’s allowance for credit losses on its MBS designated as AFS was $0 as of December 31, 2021 and December 31, 2020. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 - MORTGAGE LOANS HELD FOR INVESTMENT

The Company's mortgage loans held for investment are single-family mortgage loans which were originated or purchased by the Company prior to 2000. Effective January 1, 2020, the Company elected the fair value option to account for these loans. During the years ended December 31, 2021 and December 31, 2020, the Company recorded an unrealized gain of $131 and an unrealized loss of $(253), respectively. The amortized cost of the Company’s mortgage loans declined to $4,488 as of December 31, 2021 from $6,613 as of December 31, 2020 due primarily to principal payments. The balance as of December 31, 2021 includes $4,261 of loans remaining in a securitization trust owned entirely by the Company, which is the Company’s maximum exposure to loss. The securitization bond is no longer outstanding as of December 31, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 5 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of December 31, 2021 and December 31, 2020 are summarized in the following tables:

	December 31, 2021			December 31, 2020
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)
Agency RMBS	$2,408,126	0.17%	$2,536,094	$1,874,176	0.23%	$1,973,608
Agency CMBS	176,268	0.14%	184,847	237,649	0.23%	255,741
Agency CMBS IO	180,912	0.68%	192,481	209,393	0.90%	243,042
Non-Agency CMBS IO	84,610	0.99%	97,897	115,945	1.28%	136,684
Total repurchase agreements	$2,849,916	0.23%	$3,011,319	$2,437,163	0.34%	$2,609,075
(1) The amounts for fair value of collateral pledged in the table above as of December 31, 2020 include securities with an amortized cost of $141,215 which were sold but not settled as of that date, and for which the proceeds of $150,432 are recorded within “receivable for securities pending settlement” on the consolidated balance sheet. These securities collateralized $140,612 of the Company’s repurchase agreement borrowings outstanding as of December 31, 2020.

The Company had repurchase agreement borrowings outstanding with 22 different counterparties as of December 31, 2021, and its equity at risk did not exceed 10% with any counterparty as of that date.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	December 31, 2021			December 31, 2020
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$602,994	0.42%	123	$1,416,608	0.37%	53
30 to 90 days	763,302	0.14%	166	845,394	0.31%	35
91 to 180 days	1,075,324	0.15%	198	175,161	0.22%	13
180 days to 1 year	408,296	0.30%	366	—	—%	—
Total	$2,849,916	0.23%	198	$2,437,163	0.34%	44

The Company has an agreement with Wells Fargo Bank, N.A. for a committed repurchase facility, which has an aggregate maximum borrowing capacity of $250,000 and a maturity date of June 8, 2023. As of December 31, 2021, the Company had $87,152 outstanding with this facility at a weighted average borrowing rate of 0.87%. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of December 31, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of December 31, 2021 and December 31, 2020:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2021
Repurchase agreements	$2,849,916	$—	$2,849,916	$(2,849,916)	$—	$—

December 31, 2020
Repurchase agreements	$2,437,163	$—	$2,437,163	$(2,437,163)	$—	$—
(1) Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

Please see Note 6 for information related to the Company’s derivatives, which are also subject to underlying agreements with master netting or similar arrangements.

NOTE 6 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. During the year ended December 31, 2021, the Company used short positions in U.S. Treasury futures, put options on U.S. Treasury futures, and interest rate swaptions to mitigate the impact of changing interest rates on the fair value of its investments and its net interest earnings.

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

Gain (Loss) on Derivative Instruments, Net

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Year Ended
	December 31,
Type of Derivative Instrument	2021	2020	2019
Interest rate swaps	$—	$(182,942)	$(202,450)
Interest rate swaptions	40,330	680	(5,607)
U.S. Treasury futures	61,215	(15,046)	2,250
Options on U.S. Treasury futures	(2,141)	(26,186)	(1,422)
TBA securities - long positions	(17,987)	61,245	20,020
TBA securities - short positions	—	(10,041)	260
Gain (loss) on derivative instruments, net	$81,417	$(172,290)	$(186,949)

The table below summarizes information about the carrying value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	December 31, 2021	December 31, 2020
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$—	$1,094
Interest rate swaptions	Derivative assets	Economic hedging	3,202	1,360
TBA securities	Derivative assets	Investing	4,767	8,888
Total derivatives assets			$7,969	$11,342

Interest rate swaptions	Derivative liabilities	Economic hedging	$—	$(107)
U.S. Treasury futures	Derivative liabilities	Economic hedging	(2,471)	(902)
Total derivatives liabilities			$(2,471)	$(1,009)

The following table provides details on the Company’s interest rate swaptions held as of the dates indicated:

	Option		Underlying Payer Swap
Average Months to Expiration	Cost	Fair Value	Notional Amount	Average Fixed Pay Rate	Average Term in Years
As of December 31, 2021:
6-9 months	$9,375	$3,202	$500,000	1.60%	10

As of December 31, 2020:
6 months or less	$6,312	$1,161	$750,000	1.02%	10
6-9 months	6,688	92	500,000	1.16%	10
	$13,000	$1,253	$1,250,000	1.07%

The following table provides details on the Company’s U.S. Treasury futures and options on U.S. Treasury futures held as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2021			December 31, 2020:
	Notional Amount Long (Short)	Fair Value	Average Term to Expiration	Notional Amount Long (Short)	Fair Value	Average Term to Expiration
Options on U.S. Treasury futures	$—	$—	n/a	$500,000	$1,094	1 month
U.S. Treasury futures	(3,890,000)	(2,471)	3 months	(825,000)	(902)	2 months

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	December 31, 2021	December 31, 2020
Implied market value (1)	$1,531,188	$1,572,949
Implied cost basis (2)	1,526,421	1,564,061
Net carrying value (3)	$4,767	$8,888
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

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the year ended December 31, 2021:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
Interest rate swaptions	1,250,000	500,000	(1,250,000)	500,000
U.S. Treasury futures	(825,000)	(15,880,000)	12,815,000	(3,890,000)
Options on U.S. Treasury futures	500,000	2,350,000	(2,850,000)	—
TBA securities	1,515,000	22,920,000	(22,905,000)	1,530,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 5 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2021 and December 31, 2020:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2021
Interest rate swaptions	$3,202	$—	$3,202	$—	$(481)	$2,721
TBA securities	4,767	—	4,767	—	(1,353)	3,414
Derivative assets	$7,969	$—	$7,969	$—	$(1,834)	$6,135
December 31, 2020
Interest rate swaptions	$1,360	$—	$1,360	$(107)	$—	$1,253
Options on U.S. Treasury futures	1,094	—	1,094	—	—	1,094
TBA securities	8,888	—	8,888	—	(7,681)	1,207
Derivative assets	$11,342	$—	$11,342	$(107)	$(7,681)	$3,554

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2021
U.S. Treasury futures-short positions	$(2,471)	—	$(2,471)	$—	$—	$(2,471)
Derivative liabilities	$(2,471)	$—	$(2,471)	$—	$—	$(2,471)

December 31, 2020
U.S. Treasury futures-short positions	$(902)	—	$(902)	$—	$—	$(902)
Interest rate swaptions	(107)	—	(107)	107	—	—
Derivative liabilities	$(1,009)	$—	$(1,009)	$107	$—	$(902)
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

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

	December 31, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$3,181,839	$—	$3,181,041	$798	$2,596,255	$—	$2,594,980	$1,275
Mortgage loans held for investment	4,268	—	—	4,268	6,264	—	—	6,264
Derivative assets:
Options on U.S. Treasury futures	—	—	—	—	1,094	1,094	—	—
Interest rate swaptions	3,202	—	3,202	—	1,360	—	1,360	—
TBA securities-long position	4,767	—	4,767	—	8,888	—	8,888	—
Total assets carried at fair value	$3,194,076	$—	$3,189,010	$5,066	$2,613,861	$1,094	$2,605,228	$7,539

Liabilities carried at fair value:
U.S. Treasury futures	$2,471	$2,471	$—	$—	$902	$902	$—	$—
Interest rate swaptions	—	—	—	—	107	—	107	—
Total liabilities carried at fair value	$2,471	$2,471	$—	$—	$1,009	$902	$107	$—

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

The Company owns other non-Agency MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of December 31, 2021. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the year ended December 31, 2021 is presented in the following table:

	Year Ended
	December 31, 2021
	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$1,275	$6,264
Change in fair value (1)	(195)	131
Principal payments	(533)	(2,101)
Accretion (amortization)	251	(26)
Balance as of end of period	$798	$4,268
(1) Change in fair value for mortgage loans is recorded within “unrealized gain (loss) on investments, net” in net income and change in fair value for other non-Agency MBS is recorded as unrealized gain (loss) in “other comprehensive income.”

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

NOTE 8 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of December 31, 2021. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. However, because 3-month LIBOR will cease to be a published rate as of June 30, 2023, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on January 17, 2022 to shareholders of record as of January 1, 2022.

During the first quarter of 2021, the Company redeemed the remaining 2,788,330 outstanding shares of its 7.625% Series B Cumulative Redeemable Preferred Stock at an aggregate redemption price of approximately $25.15 per share, which included accumulated and unpaid dividends declared as of the redemption date February 15, 2021. The excess of the $25.00 liquidation price per share over the carrying value of the preferred stock redeemed resulted in a charge of $(2,987) to net income to common shareholders for the year ended December 31, 2021.

Common Stock. During the year months ended December 31, 2021, the Company issued 5,784,947 shares of its common stock through its ATM program at an aggregate value of $108,980, net of $1,380 in broker commissions and fees, of which 730,499 shares were issued during the fourth quarter of 2021 at an aggregate value of $12,780, net of $162 in broker commissions and fees.

Share-Based Compensation. Total share-based compensation expense recognized by the Company for the year ended December 31, 2021 was $2,516 compared to $1,823 and $1,205 for the years ended December 31, 2020 and December 31, 2019, respectively. The following tables present a rollforward of share-based awards for the periods indicated:

	Year Ended
	December 31, 2021
	Restricted Stock		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Awards outstanding, beginning of period	281,761	$14.74	—	$—	—	$—
Granted	40,027	19.02	55,019	19.40	110,040	19.40
Vested	(123,984)	15.28	—	—	—	—
Awards outstanding, end of period	197,804	$15.27	55,019	$19.40	110,040	$19.40

	Year Ended
	December 31, 2020
	Restricted Stock		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Awards outstanding, beginning of period	119,213	$18.56	—	$—	—	$—
Granted	240,293	13.88	—	—	—	—
Vested	(77,113)	17.94	—	—	—	—
Forfeited	(632)	17.10	—	—	—	—
Awards outstanding, end of period	281,761	$14.74	—	$—	—	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Year Ended
	December 31, 2019
	Restricted Stock		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Awards outstanding, beginning of period	113,904	$19.19	—	$—	—	$—
Granted	68,004	18.09	—	—	—	—
Vested	(62,695)	19.20	—	—	—	—
Awards outstanding, end of period	119,213	$18.56	—	$—	—	$—

The number of RSUs that may potentially vest will range from 0% if the recipient’s time-based vesting condition is not met to 100% if the time-based vesting condition is met. The number of PSUs that may potentially vest will range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of December 31, 2021, the Company expects 100% of the 110,040 PSUs will vest on December 31, 2023.

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of December 31, 2021, which will be amortized into compensation expense over the period disclosed:

	December 31, 2021
	Remaining Compensation Cost	WAVG Period of Recognition (in Years)
Restricted stock	$1,712	1.3
RSUs	841	2.3
PSUs	1,622	2.0
Total	$4,175	1.7

NOTE 9 – INCOME TAXES

The Company's estimated REIT taxable income before consideration of its NOL carryforward was $14,884 for the year ended December 31, 2021, $77,492 for the year ended December 31, 2020, and $23,334 for the year ended December 31, 2019. After common and preferred dividend distributions during those years as well as utilization of the Company's NOL carryforward to offset taxable earnings, the Company does not expect to incur any income tax liability for the year ended December 31, 2021 and did not incur any material income tax liability for the years ending December 31, 2020 or December 31, 2019. As of December 31, 2021, the Company has $17,353 of NOL carryforward remaining which will expire over the next 4 years.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740 as of December 31, 2021, December 31, 2020, or December 31, 2019, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.