Form 10-Q
period 2022-03-31
DYNEX CAPITAL INC
filed 2022-05-02
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
Yes           ☐           No            ☒

On April 29, 2022, the registrant had 36,957,882 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Cash	$456,957	$366,023
Cash collateral posted to counterparties	114,732	55,284
Mortgage-backed securities (including pledged of $3,119,668 and $3,011,319, respectively), at fair value	3,215,017	3,181,839
Mortgage loans held for investment, at fair value	3,757	4,268
Receivable for securities pending settlement	1,491	2,771
Derivative assets	34,183	7,969
Accrued interest receivable	15,914	14,184
Other assets, net	7,171	7,400
Total assets	$3,849,222	$3,639,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,952,802	$2,849,916
Payable for securities pending settlement	48,046	—
Derivative liabilities	18,328	2,471
Cash collateral posted by counterparties	30,276	1,834
Accrued interest payable	1,524	1,365
Accrued dividends payable	6,672	6,541
Other liabilities	5,941	6,332
Total liabilities	3,063,589	2,868,459

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 36,957,882 and 36,665,805 shares issued and outstanding, respectively	370	367
Additional paid-in capital	1,112,628	1,107,792
Accumulated other comprehensive (loss) income	(84,611)	6,729
Accumulated deficit	(350,597)	(451,452)
Total shareholders’ equity	785,633	771,279
Total liabilities and shareholders’ equity	$3,849,222	$3,639,738
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
($s in thousands except per share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income	$17,427	$13,892
Interest expense	(1,748)	(1,633)
Net interest income	15,679	12,259

Realized gain on sale of investments, net	—	4,697
Unrealized loss on investments, net	(111,251)	(980)
Gain on derivative instruments, net	220,211	107,801
Other operating expense, net	(321)	(380)
General and administrative expenses:
Compensation and benefits	(3,466)	(3,096)
Other general and administrative	(3,643)	(2,372)
Net income	117,209	117,929
Preferred stock dividends	(1,923)	(2,559)
Preferred stock redemption charge	—	(2,987)
Net income to common shareholders	$115,286	$112,383

Other comprehensive income:
Unrealized loss on available-for-sale investments, net	$(91,340)	$(60,459)
Reclassification adjustment for realized gain on available-for-sale investments, net	—	(4,697)
Total other comprehensive loss	(91,340)	(65,156)
Comprehensive income to common shareholders	$23,946	$47,227

Weighted average common shares-basic	36,725,365	26,788,693
Weighted average common shares-diluted	37,111,733	26,788,693
Net income per common share-basic	$3.14	$4.20
Net income per common share-diluted	$3.11	$4.20
Dividends declared per common share	$0.39	$0.39
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	267,288	3	4,242	—	—	4,245
Restricted stock granted, net of amortization	—	—	40,196	—	451	—	—	451
Other share-based compensation, net of amortization	—	—	—	—	395	—	—	395
Adjustments for tax withholding on share-based compensation	—	—	(15,407)	—	(236)	—	—	(236)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	117,209	117,209
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(14,431)	(14,431)
Other comprehensive loss	—	—	—	—	—	(91,340)	—	(91,340)
Balance as of March 31, 2022	4,460,000	$107,843	36,957,882	$370	$1,112,628	$(84,611)	$(350,597)	$785,633

Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
Stock issuance	—	—	7,187,500	72	128,078	—	—	128,150
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	16,722	—	451	—	—	451
Adjustments for tax withholding on share-based compensation	—	—	(22,623)	—	(428)	—	—	(428)
Stock issuance costs	—	—	—	—	(270)	—	—	(270)
Net income	—	—	—	—	—	—	117,929	117,929
Dividends on preferred stock	—	—	—	—	—	—	(2,559)	(2,559)
Dividends on common stock	—	—	—	—	—	—	(10,586)	(10,586)
Other comprehensive loss	—	—	—	—	—	(65,156)	—	(65,156)
Balance as of March 31, 2021	4,460,000	$107,843	30,879,569	$309	$997,326	$15,105	$(389,307)	$731,276
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$117,209	$117,929
Adjustments to reconcile net income to cash provided by operating activities:
Realized gain on sale of investments, net	—	(4,697)
Unrealized loss on investments, net	111,251	980
Gain on derivative instruments, net	(220,211)	(107,801)
Amortization of investment premiums, net	27,104	30,161
Other amortization and depreciation, net	566	599
Share-based compensation expense	846	452
Increase in accrued interest receivable	(1,730)	(1,092)
Increase (decrease) in accrued interest payable	159	(992)
Change in other assets and liabilities, net	(642)	(5,350)
Net cash provided by operating activities	34,552	30,189
Investing activities:
Purchase of investments	(349,839)	(68,543)
Principal payments received on investments	86,863	118,022
Proceeds from sales of investments	—	220,194
Principal payments received on mortgage loans held for investment	512	488
Net receipts on derivatives, including terminations	259,180	78,509
Increase in cash collateral posted by counterparties	28,442	49,665
Net cash provided by investing activities	25,158	398,335
Financing activities:
Borrowings under repurchase agreements	2,197,547	4,494,067
Repayments of repurchase agreement borrowings	(2,094,661)	(4,899,141)
Principal payments on non-recourse collateralized financing	—	(118)
Proceeds from issuance of common stock	4,245	128,150
Cash paid for redemption of preferred stock	—	(69,708)
Cash paid for stock issuance costs	—	(270)
Payments related to tax withholding for share-based compensation	(236)	(428)
Dividends paid	(16,223)	(13,320)
Net cash provided by (used in) financing activities	90,672	(360,768)

Net increase in cash including cash posted to counterparties	150,382	67,756
Cash including cash posted to counterparties at beginning of period	421,307	310,360
Cash including cash posted to counterparties at end of period	$571,689	$378,116
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$1,589	$2,619
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2022. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of March 31, 2022.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (“Tax Code”) and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to shareholders after consideration of its net operating loss (“NOL”) carryforward and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or capital gains that is distributed as dividends to shareholders.

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

The Company currently has unvested restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Upon vesting (or settlement, in the case of units), restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share represents one unrestricted share of common stock and included in the computation of basis net income per common share. Restricted stock awards are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock are eligible to receive non-forfeitable dividends. Holders of unvested RSUs and PSUs accrue forfeitable dividend equivalent rights over the vesting period, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved. As such, unvested RSUs and PSUs are excluded from the computation of basic net income per common share, but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”).

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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of March 31, 2022 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2022:

March 31, 2022
Cash	$456,957
Cash collateral posted to counterparties	114,732
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$571,689

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

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of interest-only, or “IO” securities) and their contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS are amortized or accreted into interest income over the projected life of such securities using the effective yield method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company’s projections of future cash payments are based on input received from external sources and internal models and may include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

Derivative Instruments

The Company’s derivative instruments include U.S. Treasury futures, options on interest rate swaps (“swaptions”) and TBA securities, which are forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis. Derivative instruments are reported at their fair value on the Company’s consolidated balance sheet as derivative assets if in a gain position or as derivative liabilities if in a loss position, at the end of the period reported. All income/expenses and changes in fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

The Company currently has short positions in U.S. Treasury futures contracts, which are valued based on exchange pricing with daily margin settlements. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract.

The Company’s swaptions provide the Company the right, but not an obligation, to enter into an interest rate swap at a predetermined notional amount with a stated term and pay and receive rates in the future. Swaptions are valued based on exchange pricing without daily exchanges of margin amounts. The Company may defer the premium payment until the effective date of the underlying interest rate swap agreement, recording a payable on its consolidated balance sheet. The premium payable and the fair value of the swaption are accounted for as a single unit of account. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If the swaption is exercised, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

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

Receivable For/Payable For Securities Pending Settlement

Receivable for/payable for securities pending settlement consists of amounts the Company is due or owed for sales of MBS and TBA securities that have not settled as of the date indicated on the consolidated balance sheet.

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of March 31, 2022, 1,267,099 common shares are available for issuance under the 2020 Plan. Awards previously granted under the Company’s 2018 Stock and Incentive Plan (“2018 Plan”) or any other prior equity plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan.

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

The Company does not estimate forfeitures for any of its share-based compensation awards, but adjusts for actual forfeitures in the periods in which they occur. Because RSUs and PSUs have forfeitable dividend equivalent rights that are paid only upon settlement, any accrued dividend equivalent rights (“DERs”) on forfeited units are reversed with a corresponding credit to “Compensation and benefits.”

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

Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the three months ended March 31, 2022 that are expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – NET INCOME PER COMMON SHARE

Please refer to Note 1 for information regarding the Company’s treatment of its preferred stock and stock awards in the calculation of its basic and diluted net income per common share and to Note 7 for information regarding the Company’s stock award activity for the periods presented. The following table presents the computations of basic and diluted net income per common share for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Weighted average number of common shares outstanding - basic	36,725,365	26,788,693
Incremental common shares-unvested RSUs	128,786	—
Incremental common shares-unvested PSUs	257,582	—
Weighted average number of common shares outstanding - diluted	37,111,733	26,788,693

Net income to common shareholders	$115,286	$112,383
Net income per common share-basic	$3.14	$4.20
Net income per common share-diluted	$3.11	$4.20

The Company did not have any potentially dilutive instruments outstanding during the three months ended March 31, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables present the Company’s MBS by investment type as of the dates indicated:

	March 31, 2022
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,137,360	$171,846	$—	$864	$1,310,070
Unamortized premium (discount)	36,649	2,174	252,946	(143)	291,626
Amortized cost	1,174,009	174,020	252,946	721	1,601,696
Gross unrealized gain	1,209	868	3,910	28	6,015
Gross unrealized loss	(86,458)	(1,911)	(2,214)	(43)	(90,626)
Fair value	$1,088,760	$172,977	$254,642	$706	$1,517,085

MBS measured at fair value through net income:
Par value	$1,773,996	$—	$—	$—	$1,773,996
Unamortized premium	28,917	—	21,332	—	50,249
Amortized cost	1,802,913	—	21,332	—	1,824,245
Gross unrealized gain	—	—	—	—	—
Gross unrealized loss	(125,118)	—	(1,195)	—	(126,313)
Fair value	$1,677,795	$—	$20,137	$—	$1,697,932

Total as of March 31, 2022	$2,766,555	$172,977	$274,779	$706	$3,215,017
(1) The notional balance for Agency CMBS IO measured at fair value through net income was $441,081 as of March 31, 2022. The notional balance of Agency CMBS IO and non-Agency CMBS IO designated as AFS was $9,882,225 and $7,859,450 respectively, as of March 31, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	December 31, 2021
	Agency RMBS	Agency CMBS	CMBS IO (1)	Non-Agency Other	Total
MBS designated as AFS:
Par value	$1,193,951	$174,899	$—	$966	$1,369,816
Unamortized premium (discount)	38,787	2,312	276,354	(189)	317,264
Amortized cost	1,232,738	177,211	276,354	777	1,687,080
Gross unrealized gain	7,779	7,636	11,713	63	27,191
Gross unrealized loss	(19,994)	—	(426)	(42)	(20,462)
Fair value	$1,220,523	$184,847	$287,641	$798	$1,693,809

MBS measured at fair value through net income:
Par value	$1,445,796	$—	$—	$—	$1,445,796
Unamortized premium	35,373	—	21,843	—	57,216
Amortized cost	1,481,169	—	21,843	—	1,503,012
Gross unrealized gain	—	—	57	—	57
Gross unrealized loss	(14,917)	—	(122)	—	(15,039)
Fair value	$1,466,252	$—	$21,778	$—	$1,488,030

Total as of December 31, 2021	$2,686,775	$184,847	$309,419	$798	$3,181,839
(1) The notional balance of Agency CMBS IO measured at fair value through net income was $441,217 as of December 31, 2021. The notional balance of Agency CMBS IO and non-Agency CMBS IO designated as AFS was $10,189,497 and $8,635,666, respectively, as of December 31, 2021.

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

The following table presents information regarding the "realized gain on sale of investments, net" on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
	2022		2021
	Proceeds Received	Realized Gain	Proceeds Received	Realized Gain
Agency RMBS-designated as AFS	$—	$—	$74,829	$4,697
	$—	$—	$74,829	$4,697

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents certain information for the AFS securities in an unrealized loss position as of the dates indicated:

	March 31, 2022			December 31, 2021
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$719,200	$(47,905)	53	$1,051,233	$(20,118)	23
Non-Agency MBS	61,333	(1,206)	51	11,667	(247)	14

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$425,586	$(41,409)	8	$—	$—	—
Non-Agency MBS	962	(106)	5	1,241	(97)	6

The unrealized losses on the Company’s MBS were the result of declines in market prices and were not credit related; therefore, the Company’s allowance for credit losses on its MBS designated as AFS was $0 as of March 31, 2022 and December 31, 2021. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of March 31, 2022 and December 31, 2021 are summarized in the following tables:

	March 31, 2022			December 31, 2021
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,547,808	0.26%	$2,688,612	$2,408,126	0.17%	$2,536,094
Agency CMBS	168,173	0.25%	171,364	176,268	0.14%	184,847
Agency CMBS IO	164,273	0.75%	174,532	180,912	0.68%	192,481
Non-Agency CMBS IO	72,548	1.33%	85,160	84,610	0.99%	97,897
Total repurchase agreements	$2,952,802	0.31%	$3,119,668	$2,849,916	0.23%	$3,011,319

The Company had repurchase agreement borrowings outstanding with 22 different counterparties as of March 31, 2022, and its equity at risk did not exceed 5% with any counterparty as of that date.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	March 31, 2022			December 31, 2021
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$1,567,265	0.36%	88	$602,994	0.42%	123
30 to 90 days	977,241	0.24%	154	763,302	0.14%	166
91 to 180 days	159,180	0.16%	367	1,075,324	0.15%	198
181 days to 1 year	249,116	0.38%	365	408,296	0.30%	366
Total	$2,952,802	0.31%	148	$2,849,916	0.23%	198

The Company has an agreement with Wells Fargo Bank, N.A. for a committed repurchase facility, which has an aggregate maximum borrowing capacity of $250,000 and a maturity date of June 8, 2023. As of March 31, 2022, the Company had $76,882 outstanding with this facility at a weighted average borrowing rate of 1.20%. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of March 31, 2022.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of March 31, 2022 and December 31, 2021:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2022
Repurchase agreements	$2,952,802	$—	$2,952,802	$(2,952,802)	$—	$—

December 31, 2021
Repurchase agreements	$2,849,916	$—	$2,849,916	$(2,849,916)	$—	$—
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
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 5 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. During the three months ended March 31, 2022, the Company used short positions in U.S. Treasury futures and interest rate swaptions to mitigate the impact of changing interest rates on the fair value of its investments and its net interest earnings.

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

Gain (Loss) on Derivative Instruments, Net

The table below provides detail of the Company’s “gain on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2022	2021
U.S. Treasury futures	$288,934	$95,647
Interest rate swaptions	25,438	57,763
Options on U.S. Treasury futures	—	12,617
TBA securities - long positions	(94,161)	(58,226)
Gain on derivative instruments, net	$220,211	$107,801

The table below summarizes information about the carrying value by type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2022	December 31, 2021
Interest rate swaptions	Derivative assets	Economic hedging	$28,640	$3,202
TBA securities	Derivative assets	Investing	5,543	4,767
Total derivatives assets			$34,183	$7,969

U.S. Treasury futures	Derivative liabilities	Economic hedging	$(9,847)	$(2,471)
TBA securities	Derivative liabilities	Investing	(8,481)	—
Total derivatives liabilities			$(18,328)	$(2,471)

The following table provides details on the Company’s interest rate swaptions held as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Option			Underlying Payer Swap
	Cost	Fair Value	Average Term to Expiration	Notional Amount	Average Fixed Pay Rate
As of March 31, 2022:	$9,375	$28,640	4 months	$500,000	1.60%
As of December 31, 2021	$9,375	$3,202	7 months	$500,000	1.60%

The following table provides details on the Company’s U.S. Treasury futures held as of the dates indicated:

	March 31, 2022			December 31, 2021:
	Notional Amount Long (Short)	Fair Value	Average Term to Expiration	Notional Amount Long (Short)	Fair Value	Average Term to Expiration
U.S. Treasury futures	$(3,940,000)	$(9,847)	3 months	$(3,890,000)	$(2,471)	3 months

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	March 31, 2022	December 31, 2021
Implied market value (1)	$1,732,654	$1,531,188
Implied cost basis (2)	1,735,592	1,526,421
Net carrying value (3)	$(2,938)	$4,767
(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the date indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the date indicated.
(3) Net carrying value is the amount included on the consolidated balance sheets within “derivative assets” and “derivative liabilities” and represents the difference between the implied market value and the implied cost basis of the TBA securities as of the date indicated.

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the three months ended March 31, 2022:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
Interest rate swaptions	$500,000	$—	$—	$500,000
U.S. Treasury futures	(3,890,000)	(4,530,000)	4,480,000	(3,940,000)
TBA securities	1,530,000	7,813,000	(7,573,000)	1,770,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2022 and December 31, 2021:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2022
Interest rate swaptions	$28,640	$—	$28,640	$—	$(28,640)	$—
TBA securities	5,543	—	5,543	(5,543)	—	—
Derivative assets	$34,183	$—	$34,183	$(5,543)	$(28,640)	$—
December 31, 2021
Interest rate swaptions	$3,202	$—	$3,202	$—	$(481)	$2,721
TBA securities	4,767	—	4,767	—	(1,353)	3,414
Derivative assets	$7,969	$—	$7,969	$—	$(1,834)	$6,135

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2022
U.S. Treasury futures-short positions	$(9,847)	—	$(9,847)	$—	$—	$(9,847)
TBA securities	(8,481)	—	(8,481)	5,543	2,938	—
Derivative liabilities	$(18,328)	$—	$(18,328)	$5,543	$2,938	$(9,847)

December 31, 2021
U.S. Treasury futures-short positions	$(2,471)	—	$(2,471)	$—	$—	$(2,471)
Derivative liabilities	$(2,471)	$—	$(2,471)	$—	$—	$(2,471)
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

	March 31, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$3,215,017	$—	$3,214,311	$706	$3,181,839	$—	$3,181,041	$798
Mortgage loans held for investment	3,757	—	—	3,757	4,268	—	—	4,268
Derivative assets:
Interest rate swaptions	28,640	—	28,640	—	3,202	—	3,202	—
TBA securities-long position	5,543	—	5,543	—	4,767	—	4,767	—
Total assets carried at fair value	$3,252,957	$—	$3,248,494	$4,463	$3,194,076	$—	$3,189,010	$5,066

Liabilities carried at fair value:
U.S. Treasury futures	$9,847	$9,847	$—	$—	$2,471	$2,471	$—	$—
TBA securities-long position	8,481	—	8,481	—	—	—	—	—
Total liabilities carried at fair value	$18,328	$9,847	$8,481	$—	$2,471	$2,471	$—	$—

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

The Company owns other non-Agency MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of March 31, 2022. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the three months ended March 31, 2022 is presented in the following table:

	Three Months Ended
	March 31, 2022
	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$798	$4,268
Change in fair value (1)	(36)	7
Principal payments	(102)	(512)
Accretion (amortization)	46	(6)
Balance as of end of period	$706	$3,757
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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of March 31, 2022. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. However, because 3-month LIBOR will cease to be a published rate as of June 30, 2023, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on April 15, 2022 to shareholders of record as of April 1, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Common Stock. During the three months ended March 31, 2022, the Company issued 267,288 shares of its common stock through its ATM program at an aggregate value of $4,245, net of $54 in broker commissions and fees.

Share-Based Compensation. Total share-based compensation expense recognized by the Company for the three months ended March 31, 2022 was $846 compared to $452 for the three months ended March 31, 2021.

The following tables present a rollforward of share-based awards for the periods indicated:

	Three Months Ended
	March 31,
	2022		2021
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	197,804	$15.27	281,761	$14.74
Granted	40,196	15.19	16,722	19.03
Vested	(44,805)	17.79	(59,024)	18.02
Awards outstanding, end of period	193,195	$14.67	239,459	$14.23

RSUs:
Awards outstanding, beginning of period	55,019	$19.40	—	$—
Granted	73,767	15.19	—	—
Vested	—	—	—	—
Awards outstanding, end of period	128,786	$16.99	—	$—

PSUs:
Awards outstanding, beginning of period	110,040	$19.40	—	$—
Granted	147,542	15.19	—	—
Vested	—	—	—	—
Awards outstanding, end of period	257,582	$16.99	—	$—

The number of RSUs that may potentially vest will range from 0% if the recipient’s time-based vesting condition is not met to 100% if the time-based vesting condition is met. The number of PSUs that may potentially vest will range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of March 31, 2022, the Company expects 100% of all PSUs will vest. The Company has accrued for DERs of $162 and $81 for RSUs and PSUs, respectively, as of March 31, 2022 and $100 and $50, respectively as of December 31, 2021, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of March 31, 2022, which will be amortized into compensation expense over the period disclosed:

	March 31, 2022
	Remaining Compensation Cost	WAVG Period of Recognition (in Years)
Restricted stock	$1,871	1.8
RSUs	1,833	2.5
PSUs	3,543	2.4
Total	$7,247	2.3

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in Part II, Item 8 in our 2021 Form 10-K. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

    For more information about our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of our 2021 Form 10-K.

EXECUTIVE OVERVIEW

During the first quarter of 2022, the markets rapidly transitioned away from the COVID-19 pandemic and began to focus more on the urgent pressure of the highest U.S. inflation experienced since the 1970s, supply chain disruptions, and macroeconomic impacts from other events, such as Russia’s war with Ukraine. Yields during the first quarter and into the second quarter experienced the fastest and the largest percentage change since 1980. Average rates on 30-year fixed rate mortgages increased to over 5% in the first quarter of 2022, the fastest increase in mortgage rates since 1985 and to levels not seen in over a decade.
The charts below show the highest and lowest U.S. Treasury and swap rates during the three months ended March 31, 2022 as well as the rates as of March 31, 2022 and December 31, 2021:

The movement in interest rates was accompanied by a rapid widening of nominal and option adjusted Agency RMBS spreads that have repriced in a sustained manner to levels not seen since the last quantitative tightening cycle in 2018. The table below shows the market spreads in basis points as of March 31, 2022 compared to December 31, 2021 for certain investment types in our MBS portfolio:

	Market Spreads as of:
Investment Type:	March 31, 2022	December 31, 2021	Increase in Spreads
Agency RMBS: (1)
2.0% coupon	10	3	7
2.5% coupon	21	11	10
3.0% coupon	34	22	12
3.5% coupon	48	6	42
4.0% coupon	60	35	25
Agency DUS (Agency CMBS) (2)	58	31	27
Freddie K AAA IO (Agency CMBS IO) (2)	150	105	45
AAA CMBS IO (Non-Agency CMBS IO) (2)	145	112	33
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. The Company updated the third-party model used as of March 31, 2022. OAS shown as of December 31, 2021 has been restated from the 2021 Form 10-K for comparative purposes.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.

First Quarter 2022 Performance Summary

We protected our book value throughout the first quarter’s challenging market environment, ending the quarter at $18.24 per common share, a $0.25 increase since December 31, 2021. We started the first quarter with our interest rate hedges positioned for an increasing interest rate environment with our investment portfolio focused in 2% and 2.5% coupons. We maintained our hedge position for higher interest rates and by the end of the first quarter of 2022, as spreads widened in higher coupons, we moved our entire TBA position from lower coupons into primarily 3.0% and 3.5% coupons. This adjustment has substantially mitigated additional spread widening, particularly in lower coupon assets, that has occurred since March 31, 2022.

Our total economic return to common shareholders for the first quarter of 2022 was $0.64, or 3.5% of beginning book value, consisting of the $0.25 increase in book value per common share and dividends declared of $0.39 per common share. Our hedge position coupled with the timing of changes we made in our Agency RMBS coupon allocation resulted in a net increase in shareholders’ equity of $7.9 million, or $0.21 of book value per common share, during the first quarter of 2022. The following table provides details about the changes in our financial position during the first quarter of 2022:

	Net Changes in Fair Value	Comprehensive Income	Common Book Value Rollforward	Per Common Share
Common shareholders' equity, December 31, 2021 (1)			$659,778	$17.99
Net interest income		$15,679
TBA drop income		9,728
G & A and other operating expenses		(7,430)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$(202,591)
TBAs	(103,889)
U.S. Treasury futures	288,934
Interest rate swaptions	25,438
Total net change in fair value		7,892
Total comprehensive income to common shareholders			23,946	0.65
Capital transactions:
Net proceeds from stock issuance			4,839	(0.01)
Common dividends declared			(14,431)	(0.39)
Common shareholders' equity, March 31, 2022 (1)			$674,132	$18.24
(1)Common shareholders' equity is total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111,500.

Current Outlook
We believe that the global economy is transitioning from the emergency phase of government policies buffering the direct impacts of the pandemic to the post-pandemic phase where we face the consequences of massive infusions of liquidity and fiscal stimulus. This has manifested in inflationary pressure, further complicated by the war in Ukraine and the resulting sanctions and supply disruptions, the full scope of which is not yet known. With this backdrop, we continue to be alert for changes in inflation; labor market dynamics; absolute and relative rates of global and domestic growth; the psychology, messaging and actions of central banks; additional pandemic-related disruptions; and the domestic and global geopolitical environment.
We believe the MBS markets have begun pricing in the impacts of quantitative tightening already, and though a significant amount of widening has already occurred, we believe spreads could widen further as the amount of quantitative tightening being contemplated by the Federal Reserve is twice the size of that which occurred in 2018. We also expect that as the actual onset of quantitative tightening gets under way, the pricing of riskier assets such as corporate bonds, high yield, and other fixed income alternatives to MBS will be negatively impacted. As the risk-adjusted returns on Agency-guaranteed securities become more attractive versus riskier credit alternatives, MBS spreads should tighten. The timing of these events, however, is highly uncertain.
We continue to focus on preserving our shareholders’ capital as we enter an environment we believe may further pressure book value. However, we also believe we can quickly earn back any incremental book value declines given the level of returns we expect on our current and future investment portfolio and because of our capacity to increase leverage while still remaining within risk tolerances. Our decision to deploy capital and take leverage up or down will be driven by our view of the overall macroeconomic environment, which we believe remains vulnerable to unexpected shocks, and by the level of mortgage spreads, which we believe may widen even further than the attractive levels of today. Depending on the impact of developments on market conditions as mentioned above, we believe we are positioned to maintain our dividend for the balance of 2022 by adding up 2-3 turns of leverage even as funding costs rise as implied by the forward curve.
We are positioned for a more balanced rate path going forward with more directional RMBS spreads, meaning a higher probability that spreads will widen as rates rally and tighten in a selloff. While our hedges remain in the 10-year portion of the curve, we expect to be more active in the coming quarters in managing our hedge ratios as we see possibilities for interest rates to move both higher and lower, given the complexity of the global environment and the recent rapid move higher in interest rates across the yield curve. As such, we have diversified our coupon holdings to be more balanced with approximately 40% of our Agency RMBS portfolio in 3% and 3.5% coupons as of March 31, 2022 compared to approximately 5% as of December 31, 2021. We have entered the second quarter of 2022 with leverage at 6.1 times shareholders’ equity and a liquidity position of over $500 million, providing us with significant power to invest as opportunities arise. As the Federal Reserve steps back from being the largest non-economic buyer in the MBS market and private capital steps in, we believe we are well-positioned to attain double digit returns on our investment portfolio if our expectation for further widening of spreads materializes.

FINANCIAL CONDITION

Investment Portfolio
We remain primarily invested in Agency RMBS and TBA securities as of March 31, 2022. The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:
(1) Includes TBA securities at their implied market value, as if settled, of $1.7 billion and $1.5 billion as of the periods indicated, respectively. TBA securities are recorded within “derivative assets (liabilities)” on our consolidated balance sheet at their net carrying value, which represents the difference between the implied market value and the implied cost basis of the TBA security as of the date indicated.

RMBS. The amortized cost of our Agency RMBS portfolio including TBA securities increased 11% since December 31, 2021 due to our purchases of $349.8 million of 2.5% Agency RMBS and a net increase of $240.0 million in the notional amount of TBA securities as we shifted out of 1.5% and 2.0% TBAs early in the first quarter of 2022 and into 3.0% and 3.5% TBAs just prior to the end of the first quarter of 2022. Overall, the weighted average coupon on our Agency RMBS portfolio including TBA securities increased to 2.64% as of March 31, 2022 from 2.20% as of December 31, 2021. We shifted slightly higher in the coupon stack in order to mitigate the potential impact on our book value from a sudden downward rate shock. The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	March 31, 2022
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
2.0%	$1,279,265	$1,297,846	$1,191,682	14	7.2%	7.85
2.5%	1,483,736	1,526,332	1,421,864	14	8.3%	7.27
4.0%	148,355	152,745	153,009	48	29.1%	4.62
TBA 2.5%	200,000	197,750	190,578	n/a	n/a	6.86
TBA 3.0%	1,020,000	995,491	994,181	n/a	n/a	5.96
TBA 3.5%	550,000	542,352	547,895	n/a	n/a	5.04
Total	$4,681,356	$4,712,516	$4,499,209	16	9.0%	6.75

	December 31, 2021
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
2.0%	$1,311,069	$1,330,353	$1,312,190	11	8.0%	6.69
2.5%	1,165,810	1,215,841	1,199,092	15	11.3%	5.83
4.0%	162,868	167,713	175,493	45	34.1%	3.09
TBA 2.0%	965,000	957,600	961,080	n/a	n/a	6.54
TBA 2.5%	190,000	193,563	193,585	n/a	n/a	5.23
15-year fixed-rate:
TBA 1.5%	375,000	375,259	376,523	n/a	n/a	4.58
Total	$4,169,747	$4,240,329	$4,217,963	15	11.2%	6.01
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
CMBS.
The CMBS in our investment portfolio consist mainly of Agency-issued, seasoned investments with a higher probability of appreciation in the underlying collateral versus newer issue bonds. The following table presents information about our Agency CMBS investments by weighted average life remaining until stated maturity as of the dates indicated:

($s in thousands)	March 31, 2022			December 31, 2021
Weighted Average Life Remaining	Par Value	Amortized Cost	WAC(1)	Par Value	Amortized Cost	WAC(1)
0-2 years	$8,923	$9,055	4.60%	$5,163	$5,231	5.47%
2-5 years	75,083	75,215	2.97%	67,747	67,740	2.93%
5-7 years	63,146	64,781	3.32%	77,287	79,255	3.40%
7-10 years	11,752	11,886	3.46%	11,760	11,899	3.46%
10 years or longer	12,942	13,083	2.98%	12,942	13,086	2.98%
	$171,846	$174,020	3.22%	$174,899	$177,211	3.25%
(1) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding par balance.
CMBS IO.
The following tables present our CMBS IO investments by year of origination as of the dates indicated:

	March 31, 2022
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$691	$739	2	$179	$201	2
2013	6,668	8,083	6	4,243	4,250	7
2014	14,855	15,084	14	29,603	29,301	69
2015	20,531	21,218	19	36,025	35,831	18
2016	17,016	17,187	23	12,607	12,255	16
2017	21,384	21,528	34	5,577	5,503	26
2018	3,320	3,431	54	—	—	—
2019	77,521	77,406	52	—	—	—
2020	2,726	2,625	44	—	—	—
2021	21,332	20,137	58	—	—	—
	$186,044	$187,438	39	$88,234	$87,341	36

	December 31, 2021
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$2,120	$2,311	3	$454	$480	3
2013	9,627	11,554	7	5,562	5,668	224
2014	16,768	17,231	15	33,630	34,123	72
2015	22,558	23,571	20	39,407	40,408	20
2016	18,186	18,901	24	13,405	13,430	16
2017	22,308	23,296	36	6,216	6,452	28
2018	3,408	3,687	55	—	—	—
2019	79,858	83,656	53	—	—	—
2020	2,847	2,873	45	—	—	—
2021	21,843	21,778	61	—	—	—
	$199,523	$208,858	40	$98,674	$100,561	50
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of contractual cash flows remaining for the investments by year of origination.

Because effective yields on CMBS IO securities are dependent upon the performance of the underlying loans, our return on these investments may be negatively impacted if the loans default, resulting in foreclosures or liquidations of the loan collateral. Non-Agency-issued securities are generally expected to have a higher risk of default than Agency CMBS IO. We mitigate this risk by investing in senior tranches of mostly AAA-rated securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. All of our non-Agency CMBS IO were originated prior to 2018, the majority of which we believe have had underlying property value appreciation. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types, which are shown in the table below as of March 31, 2022:

	March 31, 2022
($s in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$24,719	28.3%
Office	19,758	22.6%
Multifamily	13,516	15.5%
Hotel	11,546	13.2%
Mixed use	6,379	7.3%
Other (1)	11,423	13.1%
Total non-Agency CMBS IO	$87,341	100.0%
(1) Other property types collateralizing non-Agency CMBS IO do not comprise more than 5% individually.

Repurchase Agreements
We continue to maintain leverage within a lower range in order to reduce risk given our expectation of continued volatility in the markets. We expect our financing costs will continue to increase throughout 2022 as the markets price in expected increases in the Federal Funds Rate by the Federal Reserve. Please refer to Note 4 of the

Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.
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
During the first quarter of 2022, we removed a notional amount of $540.0 million in short positions of 5-year U.S. Treasury futures and increased our short position in 10-year U.S. Treasury futures by a net notional amount of $590.0 million. These changes were made to hedge the new assets purchased during the first quarter of 2022 and to position for the curve to steepen. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of this section for additional important information about these financial measures.
The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Net interest income	$15,679	$15,608	$12,259
Realized gain on sale of investments, net	—	—	4,697
Unrealized loss on investments, net	(111,251)	(11,833)	(980)
Gain on derivative instruments, net	220,211	16,953	107,801
General and administrative expenses	(7,109)	(6,362)	(5,468)
Other operating expenses, net	(321)	(308)	(380)
Preferred stock dividends	(1,923)	(1,923)	(2,559)
Preferred stock redemption charges	—	—	(2,987)
Net income to common shareholders	115,286	12,135	112,383
Other comprehensive loss	(91,340)	(13,507)	(65,156)
Comprehensive income (loss) to common shareholders	$23,946	$(1,372)	$47,227

Net Interest Income for the Three Months Ended March 31, 2022 Compared to the Three Months Ended December 31, 2021
Net interest income for the three months ended March 31, 2022 remained relatively unchanged versus the prior quarter as interest income generated from a larger portfolio of higher yielding Agency RMBS due to slower prepayments offset higher financing costs resulting from the increase in Federal Funds rate. The benefit from a larger average balance of higher yielding Agency RMBS was also partially offset by a lower effective yield on Agency CMBS due to lower prepayment penalty compensation during the three months ended March 31, 2022 versus the prior quarter. The impact of slower prepayment speeds resulted in an increase of 3 basis points in the investment portfolio’s effective yield which helped to offset the 4 basis point increase in financing costs. As a result, our net interest spread declined 1 basis point for the three months ended March 31, 2022 compared to the prior quarter.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31, 2022			December 31, 2021
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$12,486	$2,740,991	1.82%	$10,927	$2,550,329	1.71%
Agency CMBS	1,292	175,322	2.89%	2,217	180,728	3.34%
CMBS IO (5)	3,557	286,390	4.34%	3,784	304,329	4.34%
Non-Agency MBS and other investments	92	4,925	6.35%	123	5,449	7.24%
Total:	$17,427	$3,207,628	2.11%	$17,051	$3,040,835	2.08%

Interest-bearing liabilities: (6)	(1,748)	2,806,212	(0.25)%	(1,443)	2,701,191	(0.21)%
Net interest income/net interest spread	$15,679		1.86%	$15,608		1.87%
(1)Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.
(2)Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.
(3)Effective yield is calculated by dividing the sum of gross interest income and scheduled premium amortization/discount accretion (both of which are annualized for any reporting period less than 12 months) and prepayment compensation and premium amortization/discount accretion adjustments (collectively, "prepayment adjustments"), which are not annualized, by the average balance of asset type outstanding during the reporting period.
(4)Cost of funds is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.
(5)Includes Agency and non-Agency issued securities.
(6)Interest-bearing liabilities consist entirely of repurchase agreement borrowings.
Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in effective yield/cost of funds (“rate”) and changes in average balance (“volume”) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	March 31, 2022 Compared to December 31, 2021
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$742	$817	$—	$1,559
Agency CMBS	18	(64)	(879)	(925)
CMBS IO (2)	(3)	(179)	(45)	(227)
Non-Agency MBS and other investments	(12)	(15)	(4)	(31)
Change in interest income	$745	$559	$(928)	$376
Change in interest expense	281	24	—	305

Total net change in net interest income	$464	$535	$(928)	$71
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

	Three Months Ended
	March 31, 2022		December 31, 2021
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income	$15,679	1.86%	$15,608	1.87%
Add: TBA drop income (1) (2)	9,728	0.22%	9,447	0.16%
Adjusted net interest income	$25,407	2.08%	$25,055	2.03%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
Adjusted net interest income was higher for the three months ended March 31, 2022 compared to the prior quarter due to an increase in TBA drop income of $0.3 million. The increase in TBA drop income was due to our shift to higher coupon TBAs during the first quarter of 2022. Our notional balance of TBA securities increased to $1.8 billion with an average coupon of 3.10% as of March 31, 2022 from $1.5 billion with an average coupon of 1.94% as of December 31, 2021. Our average balance of TBA dollar roll transactions was lower during the first quarter of 2022 compared to the prior quarter due to the shift out of TBAs with coupons of 2.0% and lower in January and early February 2022 into 3.00% and 3.50% TBAs toward the end of March 2022.
Adjusted net interest spread was 5 basis points higher for the three months ended March 31, 2022 compared to the prior quarter because the higher coupon TBAs increased the implied net interest spread on our TBA dollar roll transactions, which we estimated to be 2.47% for the three months ended March 31, 2022 compared to 2.26% for the prior quarter. The benefit of higher coupon TBAs on implied net interest spread was partially offset by a decline of 26 basis points in dollar roll specialness, which is the difference between the implied financing rate on TBA dollar roll transactions and the repurchase agreement financing rate for our specified pools of Agency RMBS. We expect dollar roll specialness to continue to decline as the Federal Reserve stops its purchases of Agency RMBS, impacting supply/demand dynamics in the market.

Net Interest Income for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Net interest income increased $3.4 million for the three months ended March 31, 2022 due primarily to a larger average balance of Agency RMBS with a higher effective yield compared to the three months ended March 31, 2021. Although the effective yield on Agency RMBS was higher, the effective yield on the total MBS portfolio for the three months ended March 31, 2022 dropped 6 basis points compared to the same quarter in the prior year because Agency RMBS, which are lower yielding assets than the remainder of the asset types in the portfolio, comprised a larger percentage of total assets during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decline in overall effective yield was mostly offset by lower financing costs of 5 basis points for the three months ended March 31, 2022 compared to the same period in the prior year .
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31,
	2022			2021
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$12,486	$2,740,991	1.82%	$7,381	$1,821,920	1.62%
Agency CMBS	1,292	175,322	2.89%	1,832	238,158	2.91%
CMBS IO (5)	3,557	286,390	4.34%	4,516	365,891	4.33%
Non-Agency MBS and other investments	92	4,925	6.35%	163	7,304	7.15%
Total:	$17,427	$3,207,628	2.11%	$13,892	$2,433,273	2.17%

Interest-bearing liabilities: (6)	(1,748)	2,806,212	(0.25)%	(1,633)	$2,158,121	(0.30)%
Net interest income/net interest spread	$15,679		1.86%	$12,259		1.87%
(1)Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement if applicable.
(2)Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.
(3)Effective yield is calculated by dividing the sum of gross interest income and scheduled premium amortization/discount accretion (both of which are annualized for any reporting period less than 12 months) and prepayment compensation and premium amortization/discount accretion adjustments (collectively, "prepayment adjustments"), which are not annualized, by the average balance of asset type outstanding during the reporting period.
(4)Cost of funds is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.
(5)Includes Agency and non-Agency issued securities.
(6)Interest-bearing liabilities consist entirely of repurchase agreement borrowings.

Rate/Volume Analysis. The following table presents the estimated impact on our net interest income due to changes in effective yield/cost of funds (“rate”) and changes in average balance (“volume”) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	March 31, 2022 Compared to March 31, 2021
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$1,386	$3,719	$—	$5,105
Agency CMBS	7	(449)	(98)	(540)
CMBS IO (2)	(93)	(725)	(141)	(959)
Non-Agency MBS and other investments	(18)	(42)	(11)	(71)
Change in interest income	$1,282	$2,503	$(250)	$3,535
Change in interest expense	(366)	481	—	115

Total net change in net interest income	$1,648	$2,022	$(250)	$3,420
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

	Three Months Ended
	March 31,
	2022		2021
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income	$15,679	1.86%	$12,259	1.87%
Add: TBA drop income (1) (2)	9,728	0.22%	8,568	—%
Adjusted net interest income	$25,407	2.08%	$20,827	1.87%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
Adjusted net interest income increased $4.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as TBA drop income contributed an additional $1.2 million to higher net interest income of $3.4 million. TBA drop income increased due to our shift to higher coupons toward the end of the first quarter of 2022, offsetting the impact of our lower average balance of TBA dollar roll positions, which declined almost 16% during the three months ended March 31, 2022 compared to the first quarter of 2021. Dollar roll specialness increased 6 basis points for the three months ended March 31, 2022 compared to the same quarter in the prior year.

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
The following table provides details on unrealized gains and losses on our investments held in our portfolio for the periods indicated:

	Three Months Ended
	March 31, 2022
($s in thousands)	Unrealized Gain (Loss) on Investments, Net	Other Comprehensive Loss	Total Change in Fair Value
Agency RMBS	$(110,201)	$(73,034)	$(183,235)
Agency CMBS	—	(8,679)	(8,679)
CMBS IO	(1,130)	(9,591)	(10,721)
Non-Agency other	—	(36)	(36)
Mortgage loans held for investment and other assets	80	—	80
	$(111,251)	$(91,340)	$(202,591)

	Three Months Ended
	December 31, 2021
	Unrealized Gain (Loss) on Investments, Net	Other Comprehensive Loss	Total Change in Fair Value
Agency RMBS	$(11,837)	$(8,923)	$(20,760)
Agency CMBS	—	(2,587)	(2,587)
CMBS IO	(54)	(1,953)	(2,007)
Non-Agency other	—	(44)	(44)
Mortgage loans held for investment and other assets	58	—	58
	$(11,833)	$(13,507)	$(25,340)

	Three Months Ended
	March 31, 2021
	Unrealized Gain (Loss) on Investments, Net	Other Comprehensive Income (Loss)	Total Change in Fair Value
Agency RMBS	$(960)	$(60,175)	$(61,135)
Agency CMBS	—	(7,046)	(7,046)
CMBS IO	—	2,121	2,121
Non-Agency other	—	(56)	(56)
Mortgage loans held for investment and other assets	(20)	—	(20)
	$(980)	$(65,156)	$(66,136)

As discussed in “Executive Overview”, interest rates increased and spreads widened across all asset classes during the three months ended March 31, 2022, causing the majority of our investment portfolio to decline in fair value. During the three months ended December 31, 2021, the Federal Reserve announced plans to begin tapering their purchases of Agency RMBS. As the yield curve flattened due to higher short-term and medium-term increases in interest rates and spreads widened, the fair value of the majority of our MBS declined. The decline in fair value for the majority of our MBS portfolio during the three months ended March 31, 2021 was due primarily to a steepening yield curve as longer-term interest rates increased in response to improving market conditions as the economy began its recovery from the impact of the pandemic.
Because we use derivatives to economically hedge the impact of changing interest rates on our investment portfolio (including TBA securities), we evaluate our results by comparing how much the gain (loss) on our MBS and TBAs is offset by the gain (loss) on our interest rate hedges, which are discussed below under “Gain (Loss) on Derivative Instruments, Net”. Please refer to the table below under “Gain (Loss) on Derivative Instruments, Net” which summarizes the changes in fair value of our investments and interest rate hedges.
Gain (Loss) on Derivative Instruments, Net
Gain (loss) on derivative instruments, net is comprised of unrealized gains and losses due to changes in the fair value of derivative instruments we hold during the period as well as realized gains and losses on derivatives that we terminate or that expire or mature during the period. Results in any given reporting period are generally not comparable to results of another because we frequently adjust our hedging position in any given period and because the fair value of derivative instruments are impacted by market interest rates which continuously change.
The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended
($s in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Change in fair value of interest rate hedges:
U.S. Treasury futures	$288,934	$17,542	$95,647
Interest rate swaptions	25,438	(2,356)	57,763
Options on U.S. Treasury futures	—	—	12,617
Total gain on interest rate hedges	314,372	15,186	166,027

TBA dollar roll positions:
Change in fair value (1)	$(103,889)	$(7,680)	(66,794)
TBA drop income (2)	9,728	9,447	8,568
Total TBA dollar roll (loss) gain, net	(94,161)	1,767	(58,226)

Total gain on derivative instruments, net	$220,211	$16,953	$107,801
(1)Changes in fair value for TBA dollar roll positions include unrealized gains (losses) from open TBA contracts and realized gains (losses) on paired off or terminated positions.
(2)TBA drop income represents a portion of the change in fair value and is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

Because we use derivatives to economically hedge the impact of changing interest rates on our investment portfolio (including TBA securities), we evaluate our results by comparing how much the gain (loss) on our interest rate hedges offset the gain (loss) on our MBS and TBAs for any given period. Generally, increasing interest rates will cause a decline in the fair value of our MBS and TBAs and an increase in the fair value of our interest rate hedges. The extent to which these gains and losses offset one another depends on several factors, including, but not limited to, our asset allocation, coupon selection, type of interest rate hedges, and the timing of asset and derivative purchases, sales, maturities, and terminations.

The following table summarizes the total change in fair value of our investments and derivative instruments for the periods indicated:

	Three Months Ended
($s in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Total change in fair value of investments	$(202,591)	$(25,340)	$(66,136)
Total gain on derivative instruments, net	220,211	16,953	107,801
Total net increase (decrease) in fair value	$17,620	$(8,387)	$41,665

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2022 increased $0.7 million compared to the three months ended December 31, 2021 and increased $1.6 million compared to the three months ended March 31, 2021 due primarily to expenses related to the ongoing implementation of a new investment accounting system as well as new trading and portfolio management systems as part of a large-scale project to streamline and enhance the Company’s operating platform.

Non-GAAP Financial Measures
In addition to the Company's operating results presented in accordance with GAAP, management uses certain non-GAAP financial measures to evaluate results of the Company, which include the following: earnings available for distribution (“EAD”) to common shareholders (including per common share), adjusted net interest income and the related metric adjusted net interest spread. Because these measures are used in the Company's internal analysis of financial and operating performance, management believes that they provide greater transparency to our investors of management's view of our economic performance. Management also believes the presentation of these measures, when analyzed in conjunction with the Company's GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers, although the Company's presentation of its non-GAAP measures may not be comparable to other similarly-titled measures of other companies.
EAD to common shareholders is a non-GAAP metric used by the Company as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expenses, net. It is one of several factors our Board of Directors considers in determining the appropriate level of distributions to common shareholders. In addition to the non-GAAP reconciliation set forth below, which derives EAD to common shareholders from GAAP comprehensive income (loss) to common shareholders, EAD to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost (if any), drop income on TBA securities, general and administrative expenses, preferred dividends, and other normal recurring operating income or expense. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivative instruments, net" on the Company's consolidated statements of comprehensive income, is included in EAD to common shareholders and in adjusted net interest income because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. For reporting periods during which the Company uses interest rate swaps to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, management also includes interest rate swap net periodic interest benefit/cost in adjusted net interest income because management considers such benefit/cost to represent either an offset to or an additional cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include the changes in fair value of investments or changes in fair value of and costs of terminating derivative instruments used by management to economically hedge the impact of changing interest rates on the fair value of the Company’s portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income. Additionally, similarly titled non-GAAP financial measures used by other companies may not be computed in the same or similar fashion. Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	March 31, 2022	December 31, 2021	March 31, 2021
($s in thousands except per share data)
Comprehensive income (loss) to common shareholders	$23,946	$(1,372)	$47,227
Less:
Change in fair value of investments (1)	202,591	25,340	61,439
Change in fair value of derivative instruments, net (2)	(210,483)	(7,506)	(99,233)
Preferred stock redemption charge	—	—	2,987
EAD to common shareholders	$16,054	$16,462	$12,420
Average common shares outstanding	36,725,365	36,565,338	26,788,693
EAD per common share	$0.44	$0.45	$0.46

Net interest income	$15,679	$15,608	$12,259
TBA drop income (3)	9,728	9,447	8,568
Adjusted net interest income	$25,407	$25,055	$20,827
General and administrative expenses	(321)	(308)	(380)
Other operating expense, net	(7,109)	(6,362)	(5,468)
Preferred stock dividends	(1,923)	(1,923)	(2,559)
EAD to common shareholders	$16,054	$16,462	$12,420

Adjusted net interest spread (4)	2.08%	2.03%	1.87%
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
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of March 31, 2022, our most liquid assets were $549.4 million compared to $533.1 million as of December 31, 2021. We are continuing to maintain higher levels of available liquidity to protect our book value and to provide us greater financial flexibility while protecting against market volatility, which we believe is likely to continue for the long-term, especially given potential risk events on the horizon, such as the Federal Reserve’s quantitative tightening measure and the impact on global markets stemming from the war between Russia and Ukraine.
We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing.
Our perception of the liquidity of our investments and market conditions significantly influence our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, increased to 6.1x shareholders’ equity as of March 31, 2022 from 5.7x as of December 31, 2021 primarily as a result of an increase in our repurchase agreement borrowings, which we used to partially finance $349.8 million in Agency RMBS, as well as an increase in our investment in TBA securities of $240.0 million during the first quarter of 2022. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
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
The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2022	$2,952,802	$2,806,212	$2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are referred to as “margin calls”, and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. Declines in the fair value of investments occur for any number of reasons including but not limited to changes in interest rates, changes in ratings on an investment, changes in actual or perceived liquidity of the investment, or changes in overall market risk perceptions. Additionally, Fannie Mae and Freddie Mac announce principal payments on Agency MBS in advance of their actual remittance of principal payments, and repurchase agreement lenders generally make margin calls for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency RMBS. A margin call made by a lender reduces our liquidity until we receive the principal payments from Fannie Mae and Freddie Mac. The weighted average haircut for our borrowings as of March 31, 2022 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 13-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk”, which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of March 31, 2022, the Company had repurchase agreement amounts outstanding with 22 of its 37 available repurchase agreement counterparties and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
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
We monitor and evaluate on an ongoing basis the impact these customary financial covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of March 31, 2022, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of March 31, 2022, we had cash collateral posted to our counterparties of $114.7 million and cash collateral posted by our counterparties of $30.3 million under these agreements.
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
Dividends
As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after certain deductions. When declaring dividends, our Board of Directors considers the requirements for maintaining our REIT status and maintaining compliance with dividend requirements of the Series C Preferred Stock. In addition, our Board of Directors considers, among other things, our total economic return, EAD to common shareholders, taxable income, gains and losses including carryforwards for tax purposes, the Company's long-term outlook for future performance, and trends in the investment and financing markets. We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to "Federal Income Tax Considerations" within Part I, Item 1, "Business" as well as Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K for additional important information regarding dividends declared on our taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the three months ended March 31, 2022 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2022.

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
The table below shows the projected sensitivity of our net interest income as of the dates indicated assuming an instantaneous parallel shift in interest rates and no changes in the composition of our investment portfolio:

	Projected Change in Net Interest Income Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
March 31, 2022	67.1%	32.6%	(37.0)%	(71.9)%
December 31, 2021	(1)	8.3%	(9.7)%	(20.0)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented for the portfolio as of December 31, 2021.

Because our MBS portfolio as of the periods indicated in the table above was comprised of low coupon assets at a fixed rate and the rates on our repurchase agreement borrowings adjust more frequently, a parallel increase in interest rates beyond a certain point would increase our borrowing costs with little or no benefit to our interest income. Conversely, a parallel decrease in interest rates would lower our borrowing costs without causing a decline in our interest income. The increase in projected sensitivity as of March 31, 2022 is significantly higher than the projected sensitivity as of December 31, 2021 because, as shown by the graphs in Item 2, “Executive Overview”, interest rates as of March 31, 2022 were significantly higher than interest rates as of December 31, 2021.
Management considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk on the market value of its investments and common equity. Because interest rates do not typically move in a parallel fashion from quarter to quarter (as can be seen by the graphs for U.S. Treasury and swap rates in Item 2, “Executive Overview”), the tables below show the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming instantaneous parallel shifts and non-parallel shifts in market interest rates. The overall market value sensitivity of our investments and hedges as of March 31, 2022 has declined modestly compared to that as of December 31, 2021.

	March 31, 2022
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.8%	27.7%	2.0%	14.6%	(2.1)%	(15.7)%	(4.3)%	(31.9)%
CMBS	0.2%	1.2%	0.1%	0.6%	(0.1)%	(0.6)%	(0.2)%	(1.1)%
CMBS IO	0.1%	1.0%	0.1%	0.5%	(0.1)%	(0.5)%	(0.1)%	(0.9)%
TBAs	1.7%	12.7%	0.9%	6.9%	(1.1)%	(7.9)%	(2.2)%	(16.5)%
Interest rate hedges	(7.0)%	(51.3)%	(3.5)%	(25.6)%	3.4%	25.1%	6.7%	49.5%
Total	(1.2)%	(8.7)%	(0.4)%	(3.0)%	—%	0.4%	(0.1)%	(0.9)%

	December 31, 2021
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.6%	18.6%	1.6%	11.1%	(1.9)%	(13.5)%	(4.0)%	(28.5)%
CMBS	0.2%	1.4%	0.1%	0.7%	(0.1)%	(0.7)%	(0.2)%	(1.3)%
CMBS IO	0.2%	1.1%	0.1%	0.6%	(0.1)%	(0.6)%	(0.2)%	(1.1)%
TBAs	1.4%	9.7%	0.9%	6.1%	(1.1)%	(7.5)%	(2.3)%	(15.9)%
Interest rate hedges	(6.9)%	(49.1)%	(3.5)%	(24.6)%	3.5%	24.9%	7.0%	49.5%
Total	(2.5)%	(18.3)%	(0.8)%	(6.1)%	0.3%	2.6%	0.3%	2.7%

Non-Parallel Shifts		March 31, 2022		December 31, 2021
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	0.3%	1.9%	0.3%	2.5%
+25	+50	(0.1)%	(0.5)%	0.2%	1.3%
+50	+25	0.1%	0.9%	0.1%	2.5%
+50	+100	(0.4)%	(3.2)%	—%	0.1%
0	-25	—%	(0.3)%	(0.2)%	(1.2)%
-10	-50	(0.2)%	(1.7)%	(0.6)%	(4.0)%
-25	-75	(0.7)%	(5.0)%	(1.3)%	(9.0)%
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
The Company's exposure to changes to market spreads has not materially shifted for our investment portfolio as of March 31, 2022 versus our investment portfolio as of December 31, 2021. The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	March 31, 2022		December 31, 2021
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.4)%	(10.0)%	(1.3)%	(9.2)%
+10	(0.7)%	(4.8)%	(0.6)%	(4.4)%
-10	0.7%	4.8%	0.6%	4.4%
-20/-50 (2)	1.4%	10.0%	1.3%	9.2%
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
We seek to manage our prepayment risk on our MBS by diversifying our investments and investing in securities which either contain loans for which the underlying borrowers have some disincentive to refinance (such as low principal balance remaining, credit characteristics of the borrower, or geographic location of the property) or have some sort of prepayment prohibition or yield maintenance as is the case with CMBS and CMBS IO. Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer. Please refer to Item 2, “Financial Condition-CMBS IO” for additional information on the composition of the Company’s investment in CMBS IO.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2021 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The authorization by the Company’s Board of Directors to repurchase up to $40 million of the Company’s outstanding shares of common stock and up to $40 million of the Company’s Series C Preferred Stock expired on March 31, 2022. The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($ in thousands)
January 1 - 31, 2022	—	$—	—	$39,834
February 1 - 28, 2022 (1)	13,660	—	—	39,834
March 1 - 31, 2022 (1)	1,747	—	—	39,834
	15,407	$—	—
(1) These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that were available to be repurchased under the $40 million repurchase plan which expired March 31, 2022.

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

10.23.8
Amendment No. 8 to Master Repurchase and Securities Contract dated as of January 21, 2022 between Issued Holdings Capital Corporation, Dynex Capital, Inc. (as guarantor) and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.23.8 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.41.4
Form of Performance Unit Award Agreement for Executive Officers (for awards on or after February 23, 2022) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.4 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.41.5
Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after February 23, 2022) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.5 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2021).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	May 2, 2022	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer,
and Director
(Principal Executive Officer)

Date:	May 2, 2022	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)