Form 10-Q
period 2022-06-30
DYNEX CAPITAL INC
filed 2022-08-01
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Yes           ☐           No            ☒

On July 29, 2022, the registrant had 44,517,141 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Cash	$325,679	$366,023
Cash collateral posted to counterparties	111,449	55,284
Mortgage-backed securities (including pledged of $2,373,246 and $3,011,319, respectively), at fair value	2,659,386	3,181,839
Mortgage loans held for investment, at fair value	3,412	4,268
Receivable for securities pending settlement	2,516	2,771
Derivative assets	81,919	7,969
Accrued interest receivable	13,097	14,184
Other assets, net	6,879	7,400
Total assets	$3,204,337	$3,639,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,202,648	$2,849,916
Due to counterparties	71,894	2,471
Derivative liabilities	12,559	—
Cash collateral posted by counterparties	59,234	1,834
Accrued interest payable	1,811	1,365
Accrued dividends payable	7,608	6,541
Other liabilities	6,217	6,332
Total liabilities	2,361,971	2,868,459

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 43,517,234 and 36,665,805 shares issued and outstanding, respectively	435	367
Additional paid-in capital	1,218,298	1,107,792
Accumulated other comprehensive (loss) income	(145,521)	6,729
Accumulated deficit	(338,689)	(451,452)
Total shareholders’ equity	842,366	771,279
Total liabilities and shareholders’ equity	$3,204,337	$3,639,738
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
($s in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income	$18,335	$13,393	$35,762	$27,285
Interest expense	(4,262)	(1,275)	(6,010)	(2,908)
Net interest income	14,073	12,118	29,752	24,377

Realized (loss) gain on sale of investments, net	(18,550)	2,008	(18,550)	6,705
Unrealized (loss) gain on investments, net	(65,103)	1,084	(176,354)	104
Gain (loss) on derivative instruments, net	106,412	(52,940)	326,623	54,861
Other operating expense, net	(295)	(323)	(616)	(703)
General and administrative expenses:
Compensation and benefits	(3,402)	(3,233)	(6,868)	(6,329)
Other general and administrative	(3,799)	(2,473)	(7,441)	(4,845)
Net income (loss)	29,336	(43,759)	146,546	74,170
Preferred stock dividends	(1,923)	(1,923)	(3,847)	(4,482)
Preferred stock redemption charge	—	—	—	(2,987)
Net income (loss) to common shareholders	$27,413	$(45,682)	$142,699	$66,701

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(60,910)	$16,278	$(152,250)	$(44,181)
Reclassification adjustment for realized gain on available-for-sale investments, net	—	(2,008)	—	(6,705)
Total other comprehensive (loss) income	(60,910)	14,270	(152,250)	(50,886)
Comprehensive (loss) income to common shareholders	$(33,497)	$(31,412)	$(9,551)	$15,815

Weighted average common shares-basic	39,190,251	31,973,587	37,964,617	29,395,463
Weighted average common shares-diluted	39,558,462	31,973,587	38,332,828	29,560,522
Net income (loss) per common share-basic	$0.70	$(1.43)	$3.76	$2.27
Net income (loss) per common share-diluted	$0.69	$(1.43)	$3.72	$2.26
Dividends declared per common share	$0.39	$0.39	$0.78	$0.78
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	267,288	3	4,242	—	—	4,245
Restricted stock granted, net of amortization	—	—	40,196	—	451	—	—	451
Other share-based compensation, net of amortization	—	—	—	—	395	—	—	395
Adjustments for tax withholding on share-based compensation	—	—	(15,407)	—	(236)	—	—	(236)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	117,209	117,209
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(14,431)	(14,431)
Other comprehensive loss	—	—	—	—	—	(91,340)	—	(91,340)
Balance as of March 31, 2022	4,460,000	$107,843	36,957,882	$370	$1,112,628	$(84,611)	$(350,597)	$785,633
Stock issuance	—	—	6,539,485	65	105,134	—	—	105,199
Restricted stock granted, net of amortization	—	—	31,020	—	440	—	—	440
Other share-based compensation, net of amortization	—	—	19,093	—	601	—	—	601
Adjustments for tax withholding on share-based compensation	—	—	(30,246)	—	(489)	—	—	(489)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	29,336	29,336
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(15,505)	(15,505)
Other comprehensive loss	—	—	—	—	—	(60,910)	—	(60,910)
Balance as of June 30, 2022	4,460,000	$107,843	43,517,234	$435	$1,218,298	$(145,521)	$(338,689)	$842,366

Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Stock issuance	—	—	7,187,500	72	128,078	—	—	128,150
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	16,722	—	451	—	—	451
Adjustments for tax withholding on share-based compensation	—	—	(22,623)	—	(428)	—	—	(428)
Stock issuance costs	—	—	—	—	(270)	—	—	(270)
Net income	—	—	—	—	—	—	117,929	117,929
Dividends on preferred stock	—	—	—	—	—	—	(2,559)	(2,559)
Dividends on common stock	—	—	—	—	—	—	(10,586)	(10,586)
Other comprehensive loss	—	—	—	—	—	(65,156)	—	(65,156)
Balance as of March 31, 2021	4,460,000	$107,843	30,879,569	$309	$997,326	$15,105	$(389,307)	$731,276
Stock issuance	—	—	3,463,708	34	68,268	—	—	68,302
Restricted stock granted, net of amortization	—	—	23,305	—	444	—	—	444
Other share-based compensation	—	—	—	—	100	—	—	100
Adjustments for tax withholding on share-based compensation	—	—	(22,016)	—	(425)	—	—	(425)
Stock issuance costs	—	—	—	—	(43)	—	—	(43)
Net loss	—	—	—	—	—	—	(43,759)	(43,759)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(12,613)	(12,613)
Other comprehensive income	—	—	—	—	—	14,270	—	14,270
Balance as of June 30, 2021	4,460,000	$107,843	34,344,566	$343	$1,065,670	$29,375	$(447,602)	$755,629
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$146,546	$74,170
Adjustments to reconcile net income to cash provided by operating activities:
Realized loss (gain) on sale of investments, net	18,550	(6,705)
Unrealized loss (gain) on investments, net	176,354	(104)
Gain on derivative instruments, net	(326,623)	(54,861)
Amortization of investment premiums, net	51,988	60,123
Other amortization and depreciation, net	1,135	1,106
Share-based compensation expense	1,873	995
Decrease in accrued interest receivable	1,087	332
Increase (decrease) in accrued interest payable	446	(1,005)
Change in other assets and liabilities, net	(614)	(6,197)
Net cash provided by operating activities	70,742	67,854
Investing activities:
Purchase of investments	(372,815)	(1,052,490)
Principal payments received on investments	168,321	223,706
Proceeds from sales of investments	327,700	474,657
Principal payments received on mortgage loans held for investment	828	1,171
Net receipts on derivatives, including terminations	334,910	425,889
Increase in cash collateral posted by counterparties	57,400	1,645
Net cash provided by investing activities	516,344	74,578
Financing activities:
Borrowings under repurchase agreements	7,039,210	11,010,378
Repayments of repurchase agreement borrowings	(7,686,478)	(10,920,476)
Principal payments on non-recourse collateralized financing	—	(118)
Proceeds from issuance of common stock	109,444	224,350
Cash paid for redemption of preferred stock	—	(69,708)
Cash paid for stock issuance costs	—	(330)
Payments related to tax withholding for share-based compensation	(725)	(853)
Dividends paid	(32,716)	(42,798)
Net cash (used in) provided by financing activities	(571,265)	200,445

Net increase in cash including cash posted to counterparties	15,821	342,877
Cash including cash posted to counterparties at beginning of period	421,307	310,360
Cash including cash posted to counterparties at end of period	$437,128	$653,237
Supplemental Disclosure of Cash Activity:
Cash paid for interest	$5,564	$3,906
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in debt securities, the majority of which are specified pools of Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”), and CMBS interest-only (“IO”) securities and non-Agency MBS, which consist mainly of CMBS IO. Agency MBS have a guaranty of principal payment by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment. The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2022. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of June 30, 2022.

Reclassifications

    The margin deficit of $2,471 related to the Company’s U.S. Treasury futures was reclassified from “derivative liabilities” to “due to counterparty” on the Company’s consolidated balance sheet as of December 31, 2021.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Tax Code”) and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain tests including investing in primarily real estate-related assets and the required distribution of at least 90% of its annual REIT taxable income to shareholders after consideration of its net operating loss (“NOL”) carryforward and not including taxable income retained in its taxable subsidiaries. As a REIT, the Company generally will not be subject to federal income tax on the amount of its income or capital gains that is distributed as dividends to shareholders.

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

The Company currently has unvested restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Restricted stock awards are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock are eligible to receive non-forfeitable dividends. Holders of RSUs and PSUs accrue forfeitable dividend equivalent rights over the period outstanding, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved, as applicable. As such, RSUs and PSUs are excluded from the computation of basic net income per common share, but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”). Upon vesting (or settlement, in the case of units), restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share or unit becomes one unrestricted share of common stock and is included in the computation of basis net income per common share.

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents amounts pledged/received to cover margin requirements related to the Company’s financing and derivative instruments. If the amount pledged to a counterparty exceeds the amount received from a counterparty, the net amount is recorded as an asset within “cash collateral posted to counterparties”, and if the amount received from a counterparty exceeds the amount pledged to a counterparty, the net amount is recorded as a liability within “cash collateral posted by counterparties” on the Company’s consolidated balance sheets.

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of June 30, 2022 that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended June 30, 2022:

June 30, 2022
Cash	$325,679
Cash collateral posted to counterparties	111,449
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$437,128

Mortgage-Backed Securities

The Company’s MBS are recorded at fair value on the Company’s consolidated balance sheet. Changes in fair value of MBS purchased prior to January 1, 2021 are designated as available-for-sale (“AFS”) with changes in fair value reported in other comprehensive income (“OCI”) as an unrealized gain (loss) until the security is sold or matures. Effective January 1, 2021, the Company elected the fair value option (“FVO”) for all MBS purchased on or after that date with changes in fair value reported in net income as “unrealized gain (loss) on investments, net” until the security is sold or matures. Upon the sale of an MBS, any unrealized gain or loss within OCI or net income is reclassified to “realized gain (loss) on sale of investments, net” within net income using the specific identification method. Management elected the fair value option so that GAAP net income will reflect the changes in fair value for its future purchases of MBS in a manner consistent with the presentation and timing of the changes in fair value of its derivative instruments. Electing the fair value option is increasing as an industry trend for mortgage REITs who have not elected cash flow hedge accounting. “Unrealized gain (loss) on investments, net” also includes changes in fair value for mortgage loans held for investment for which the Company elected the fair value option effective January 1, 2020.

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

Derivative Instruments

The Company’s derivative instruments include U.S. Treasury futures, options on interest rate swaps (“swaptions”) and TBA securities, which are forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis. Derivative instruments are accounted for at fair value, and changes in fair value, including gains and losses realized upon termination, maturity, or settlement, are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statement of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

The Company currently has short positions in U.S. Treasury futures contracts, which are valued based on exchange pricing with daily margin settlements. The margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s consolidated balance sheets. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract.

The Company’s swaptions provide the Company the right, but not an obligation, to enter into an interest rate swap at a predetermined notional amount with a stated term and pay and receive rates in the future. Swaptions are valued based on exchange pricing without daily margin settlements. The Company may defer the premium payment until the effective date of the underlying interest rate swap agreement, recording a payable on its consolidated balance sheet. The premium payable and the fair value of the swaption are accounted for as a single unit of account. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If the swaption is exercised, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

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

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of June 30, 2022, 1,235,143 common shares are available for issuance under the 2020 Plan. Awards previously granted under the Company’s 2018 Stock and Incentive Plan (“2018 Plan”) or any other prior equity plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan.

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

Please see Note 7 for additional information about the Company’s share-based compensation awards.

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
Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the six months ended June 30, 2022 that are expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding - basic	39,190,251	31,973,587	37,964,617	29,395,463
Incremental common shares-unsettled RSUs	110,629	—	110,629	55,019
Incremental common shares-unsettled PSUs	257,582	—	257,582	110,040
Weighted average number of common shares outstanding - diluted	39,558,462	31,973,587	38,332,828	29,560,522

Net income (loss) to common shareholders	$27,413	$(45,682)	$142,699	$66,701
Net income (loss) per common share-basic	$0.70	$(1.43)	$3.76	$2.27
Net income (loss) per common share-diluted	$0.69	$(1.43)	$3.72	$2.26

For the three months ended June 30, 2021, 165,059 of potentially dilutive RSUs and PSUs were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive for the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	June 30, 2022			December 31, 2021
	Current Face	Amortized Cost	Fair Value	Current Face	Amortized Cost	Fair Value
Agency RMBS	$2,478,879	$2,547,122	$2,219,619	$2,639,747	$2,713,907	$2,686,775
Agency CMBS	171,326	173,366	168,437	174,899	177,211	184,847
CMBS IO (1)	n/a	275,185	270,717	n/a	298,197	309,419
Non-Agency other	759	656	613	966	777	798
Total	$2,650,964	$2,996,329	$2,659,386	$2,815,612	$3,190,092	$3,181,839

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $10,438,417 and $7,540,114, respectively, as of June 30, 2022 and $10,630,713 and $8,635,666, respectively, as of December 31, 2021.

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$1,123,271	$22	$(138,009)	$985,284
Agency CMBS	173,366	66	(4,995)	168,437
CMBS IO	231,612	2,294	(4,856)	229,050
Non-Agency other	656	2	(45)	613
Total	$1,528,905	$2,384	$(147,905)	$1,383,384

MBS measured at fair value through net income:
Agency RMBS	$1,423,851	$—	$(189,516)	$1,234,335
CMBS IO	43,573	39	(1,945)	41,667
Total	$1,467,424	$39	$(191,461)	$1,276,002

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$1,232,738	$7,779	$(19,994)	$1,220,523
Agency CMBS	177,211	7,636	—	184,847
CMBS IO	276,354	11,713	(426)	287,641
Non-Agency other	777	63	(42)	798
Total	$1,687,080	$27,191	$(20,462)	$1,693,809

MBS measured at fair value through net income:
Agency RMBS	$1,481,169	$—	$(14,917)	$1,466,252
CMBS IO	21,843	57	(122)	21,778
Total	$1,503,012	$57	$(15,039)	$1,488,030

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
The following table presents information regarding unrealized gains and losses on investments reported within net income on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Agency RMBS	$(64,398)	$981	$(174,599)	$21
CMBS IO	(711)	16	(1,841)	16
Mortgage loans held for investment and other assets	6	87	86	67
Total unrealized (loss) gain on investments, net	$(65,103)	$1,084	$(176,354)	$104

The following table presents information regarding realized gains and losses sales of investments reported in the Company’s consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized gains on sales of MBS - AFS	$—	$2,767	$—	$7,516
Realized losses on sales of MBS - AFS	—	(759)	—	(811)
Realized gains on sales of MBS - FVO	—	—	—	—
Realized losses on sales of MBS - FVO	(18,550)	—	(18,550)	—
Total realized (loss) gain on sale of investments, net	$(18,550)	$2,008	$(18,550)	$6,705

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	June 30, 2022			December 31, 2021
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$863,130	$(81,063)	75	$1,051,233	$(20,118)	23
Non-Agency MBS	62,025	(1,573)	61	11,667	(247)	14

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$386,087	$(64,837)	8	$—	$—	—
Non-Agency MBS	5,916	(432)	11	1,241	(97)	6

The unrealized losses on the Company’s MBS designated as AFS were the result of declines in market prices and were not credit related; therefore, the Company’s allowance for credit losses on its MBS was $0 as of June 30, 2022 and December 31, 2021. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of June 30, 2022 and December 31, 2021 are summarized in the following tables:

	June 30, 2022			December 31, 2021
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$1,825,113	1.22%	$1,959,295	$2,408,126	0.17%	$2,536,094
Agency CMBS	156,422	1.37%	166,562	176,268	0.14%	184,847
Agency CMBS IO	157,320	1.63%	173,256	180,912	0.68%	192,481
Non-Agency CMBS IO	63,793	2.48%	74,133	84,610	0.99%	97,897
Total repurchase agreements	$2,202,648	1.30%	$2,373,246	$2,849,916	0.23%	$3,011,319
The Company had repurchase agreement borrowings outstanding with 22 different counterparties as of June 30, 2022, and its equity at risk did not exceed 5% with any counterparty as of that date.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2022			December 31, 2021
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$1,742,085	1.46%	53	$602,994	0.42%	123
30 to 90 days	211,447	1.03%	187	763,302	0.14%	166
91 to 180 days	249,116	0.38%	365	1,075,324	0.15%	198
181 days to 1 year	—	—%	—	408,296	0.30%	366
Total	$2,202,648	1.30%	101	$2,849,916	0.23%	198

The Company has an agreement with Wells Fargo Bank, N.A. for a committed repurchase facility, which has an aggregate maximum borrowing capacity of $250,000 and a maturity date of June 8, 2023. As of June 30, 2022, the Company had $69,067 outstanding with this facility at a weighted average borrowing rate of 2.36%. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of June 30, 2022.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of June 30, 2022 and December 31, 2021:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2022
Repurchase agreements	$2,202,648	$—	$2,202,648	$(2,202,648)	$—	$—

December 31, 2021
Repurchase agreements	$2,849,916	$—	$2,849,916	$(2,849,916)	$—	$—
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

NOTE 5 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. During the three and six months ended June 30, 2022, the Company used short positions in U.S. Treasury futures and interest rate swaptions to mitigate the impact of changing interest rates on the fair value of its investments and its net interest earnings.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Gain (Loss) on Derivative Instruments, Net

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2022	2021	2022	2021
U.S. Treasury futures	$150,475	$(63,184)	$439,408	$32,464
Interest rate swaptions	26,502	(19,062)	51,940	38,701
Options on U.S. Treasury futures	—	(11,531)	—	1,086
TBA securities - long positions	(70,565)	40,837	(164,725)	(17,390)
Gain (loss) on derivative instruments, net	$106,412	$(52,940)	$326,623	$54,861

The table below shows the balances for each type of derivative instrument on the Company’s consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2022	December 31, 2021
Interest rate swaptions	Derivative assets	Economic hedging	$55,142	$3,202
TBA securities	Derivative assets	Investing	26,777	4,767
Total derivatives assets			$81,919	$7,969

TBA securities	Derivative liabilities	Investing	$12,559	—
Total derivatives liabilities			$12,559	$—

As of June 30, 2022, the Company had short positions in 5-year and 10-year U.S. Treasury futures contracts with a combined notional amount of $(4,350,000), which expire late in the third quarter of 2022, compared to a combined notional amount of $(3,890,000) as of December 31, 2021. Because the Company’s U.S. Treasury futures are net settled on a daily basis, the carrying value on the Company’s consolidated balance sheets nets to $0. The margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s consolidated balance sheets.

The following table provides details on the Company’s interest rate swaptions held as of the dates indicated:

	Option			Underlying Payer Swap
	Cost	Fair Value	Average Term to Expiration	Notional Amount	Average Fixed Pay Rate
As of June 30, 2022:	$9,375	$55,142	1 month	$500,000	1.60%
As of December 31, 2021	$9,375	$3,202	7 months	$500,000	1.60%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	June 30, 2022	December 31, 2021
Implied market value (1)	$3,178,541	$1,531,188
Implied cost basis (2)	3,164,322	1,526,421
Net carrying value (3)	$14,219	$4,767
(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the dates indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the dates indicated.
(3) Net carrying value is the amount included on the consolidated balance sheets within “derivative assets” and “derivative liabilities” and represents the difference between the implied market value and the implied cost basis of the TBA securities as of the dates indicated.

Volume of Activity

The tables below summarize changes in the Company’s derivative instruments for the six months ended June 30, 2022:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
Interest rate swaptions	$500,000	$—	$—	$500,000
U.S. Treasury futures	(3,890,000)	(9,130,000)	8,670,000	(4,350,000)
TBA securities	1,530,000	14,957,000	(13,164,000)	3,323,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2022 and December 31, 2021:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2022
Interest rate swaptions	$55,142	$—	$55,142	$—	$(55,142)	$—
TBA securities	26,777	—	26,777	(8,093)	—	18,684
Derivative assets	$81,919	$—	$81,919	$(8,093)	$(55,142)	$18,684
December 31, 2021
Interest rate swaptions	$3,202	$—	$3,202	$—	$(481)	$2,721
TBA securities	4,767	—	4,767	—	(1,353)	3,414
Derivative assets	$7,969	$—	$7,969	$—	$(1,834)	$6,135

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2022
TBA securities	$12,559	$—	$12,559	$(8,093)	$(4,466)	$—
Derivative liabilities	$12,559	$—	$12,559	$(8,093)	$(4,466)	$—

December 31, 2021
Derivative liabilities	$—	$—	$—	$—	$—	$—
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	June 30, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$2,659,386	$—	$2,658,773	$613	$3,181,839	$—	$3,181,041	$798
Mortgage loans held for investment	3,412	—	—	3,412	4,268	—	—	4,268
Derivative assets:
Interest rate swaptions	55,142	—	55,142	—	3,202	—	3,202	—
TBA securities-long position	26,777	—	26,777	—	4,767	—	4,767	—
Total assets carried at fair value	$2,744,717	$—	$2,740,692	$4,025	$3,194,076	$—	$3,189,010	$5,066

Liabilities carried at fair value:
TBA securities-long position	$12,559	$—	$12,559	$—	$—	$—	$—	$—
Total liabilities carried at fair value	$12,559	$—	$12,559	$—	$—	$—	$—	$—

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

The Company owns other non-Agency MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of June 30, 2022. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the three and six months ended June 30, 2022 is presented in the following table:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Other Non-Agency MBS	Mortgage Loans	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$706	$3,757	$798	$4,268
Change in fair value (1)	(28)	(25)	(64)	(18)
Principal payments	(104)	(316)	(207)	(828)
Accretion (amortization)	39	(4)	86	(10)
Balance as of end of period	$613	$3,412	$613	$3,412
(1) Change in fair value for mortgage loans is recorded within “unrealized gain (loss) on investments, net” in net income and change in fair value for other non-Agency MBS is recorded as unrealized gain (loss) in “other comprehensive income.”

U.S. Treasury futures are valued based on closing exchange prices on these contracts and are classified accordingly as Level 1 measurements. The fair value of interest rate swaptions is based on the fair value of the underlying interest rate swap and time remaining until its expiration and is carried on the balance sheet net of any deferred premium to be paid upon expiration. The fair value of TBA securities is estimated using methods similar to those used to fair value the Company’s Level 2 MBS.

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of June 30, 2022. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. However, because 3-month LIBOR will cease to be a published rate as of June 30, 2023, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on July 15, 2022 to shareholders of record as of July 1, 2022.

Common Stock. During the three months ended June 30, 2022, the Company issued 6,539,485 shares of its common stock through its ATM program at an aggregate value of $105,199, net of $1,332 in broker commissions and fees.

Share-Based Compensation. Total share-based compensation expense recognized by the Company for the three and six months ended June 30, 2022 was $1,026 and $1,873, respectively, compared to $544 and $995 for the three and six months ended June 30, 2021, respectively.

The following tables present a rollforward of share-based awards for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

	Six Months Ended
	June 30,
	2022		2021
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	197,804	$15.27	281,761	$14.74
Granted	71,216	15.60	40,027	19.02
Vested	(116,234)	15.78	(123,984)	15.28
Awards outstanding, end of period	152,786	$15.04	197,804	$15.27

RSUs:
Awards outstanding, beginning of period	55,019	$19.40	—	$—
Granted	73,767	15.19	55,019	19.40
Settled	(18,157)	19.40	—	—
Awards outstanding, end of period	110,629	$16.59	55,019	$19.40

PSUs:
Awards outstanding, beginning of period	110,040	$19.40	—	$—
Granted	147,542	15.19	110,040	19.40
Settled	—	—	—	—
Awards outstanding, end of period	257,582	$16.99	110,040	$19.40

The number of RSUs that will potentially settle may range from 0% if the recipient’s service-based vesting condition is not met to 100% if the service-based vesting condition is met. The number of PSUs that will potentially settle may range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of June 30, 2022, the Company expects 100% of all PSUs to be settled. The Company has DERs accrued for RSUs and PSUs of $129 and $263, respectively, as of June 30, 2022 compared to $50 and $100, respectively, as of December 31, 2021, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of June 30, 2022, which will be amortized into compensation expense over the period disclosed:

	June 30, 2022
	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$1,931	1.5 years
RSUs	1,643	2.3 years
PSUs	3,147	2.1 years
Total	$6,721	2.0 years

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

EXECUTIVE OVERVIEW

Market volatility in the second quarter was as high as it has been in several decades. Yields on the 10-year U.S. Treasury rose 113 basis points from 2.34% to 3.47% in mid-June before falling 47 basis points to close the quarter just above 3.00%. The 2-year, 3-year, and 5-year U.S. Treasuries behaved similarly, and the second quarter ended with higher interest rates and a flatter yield curve. 30-year mortgage rates rose 93 basis points during the second quarter of 2022 up to 5.83%. Realized volatility, which is a measure of how much prices actually move in a given day, is the highest it has been since the early 1980s, and this is true across prices for many asset classes including MBS, Treasuries, equities, credit sensitive assets, currencies and cryptocurrencies. Previously, Agency RMBS had been leading the way on spread widening as they are directly linked to the reduction of the Federal Reserve’s asset purchase program and its balance sheet, but this quarter many other fixed income sectors also experienced significant spread widening. Spreads on lower coupon Agency RMBS moved the widest as market participants expected the Federal Reserve would sell lower coupons to combat inflation, a notion that the market has since discounted.
The charts below show the range of U.S. Treasury and swap rates and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:			Change in Spreads 2Q22	Change in Spreads Year to Date
Investment Type:	June 30, 2022	March 31, 2022	December 31, 2021
Agency RMBS: (1)
2.0% coupon	31	10	3	21	28
2.5% coupon	41	21	11	20	30
3.0% coupon	40	34	22	6	18
3.5% coupon	36	48	6	(12)	30
4.0% coupon	31	60	35	(29)	(4)
Agency DUS (Agency CMBS)(2)	67	58	31	9	36
Freddie K AAA IO (Agency CMBS IO)(2)	170	150	105	20	65
AAA CMBS IO (Non-Agency CMBS IO)(2)	225	145	112	80	113
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. The Company updated the third-party model used as of March 31, 2022. OAS shown as of December 31, 2021 has been restated from the 2021 Form 10-K for comparative purposes.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.

Second Quarter 2022 Performance Summary

Our total economic return to common shareholders for the second quarter of 2022 was $(1.06), or (5.8)% of beginning book value, consisting of the $(1.45) decline in book value per common share offset by dividends declared of $0.39 per common share. We began the second quarter of 2022 with our leverage including the cost basis of TBA positions at 6.1 times our shareholders’ equity, with over 60% of our Agency portfolio in 2.0% and 2.5% coupons, and the balance in 3.0% and 3.5% coupons. Throughout the second quarter, we diversified our coupon exposure to include TBAs with 4.0% and 4.5% coupons, reducing our exposure to lower coupon assets which bore the brunt of spread widening. Our investment portfolio grew 18% on an amortized cost basis during the second quarter of 2022, and we increased our leverage to 6.6 times shareholders’ equity by the end of the second quarter. We adjusted our hedge position to reflect the shifting portfolio mix, which substantially offset the impact of higher interest rates on the fair value of our investments. However, as mentioned above, the majority of our asset types experienced significant spread widening. As a result, realized and unrealized losses in the fair value of our investments exceeded gains on our hedges by $(49.2) million, which comprised the majority of the comprehensive loss to common shareholders of $(33.5) million, or $(0.85) per common share, for the second quarter of 2022 and contributed to the overall decline of $(1.45) in book value to $16.79 per common share as of June 30, 2022. Earnings available for distribution per common share, a non-GAAP measure, was $0.40 per common share for the second quarter of 2022, a decline of $0.04 per share from the prior quarter resulting primarily from higher repurchase agreement financing costs.

Through our at-the-market program, we raised approximately $105.2 million in common equity capital at a marginal net cost of capital of 9.7% based on our current dividend rate and an average net issue price of $16.09 during the second quarter of 2022. Though these issuances contributed $0.21 to the decline in book value per common share, we raised this capital in an environment where we believe high marginal return investment opportunities exist. Subsequently, we have been putting that capital to work as incremental risk-adjusted returns improve, and thus we expect a relatively short earn back period for the book value dilution.

The following table provides details about the changes in our financial position during the second quarter of 2022:

	Net Changes in Fair Value	Comprehensive Income	Common Book Value Rollforward	Per Common Share
Common shareholders’ equity, March 31, 2022 (1)			$674,132	$18.24
Net interest income		$14,073
TBA drop income		11,074
G & A and other operating expenses		(7,496)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$(144,563)
TBAs	(81,639)
U.S. Treasury futures	150,475
Interest rate swaptions	26,502
Total net change in fair value		(49,225)
Comprehensive loss to common shareholders			(33,497)	(0.85)
Capital transactions:
Net proceeds from stock issuance			105,735	(0.21)
Common dividends declared			(15,505)	(0.39)
Common shareholders' equity, June 30, 2022 (1)			$730,865	$16.79
(1)Common shareholders' equity is total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111,500.

Current Outlook
We believe that as the impacts from the COVID-19 pandemic begin to subside, the global economy is increasing in complexity given many factors including energy, human conflict, geopolitics, inflation, climate change and the global supply chain. Central banks are facing conflicting mandates between supporting employment and generating growth versus combating the worst global inflation since the 1970s. As a result, markets have been somewhat range-bound and data dependent with uncertainties regarding both inflationary and recessionary concerns mixed with periods of growth. As markets price in the possibility of a recession and the eventual next phase of quantitative easing by the Federal Reserve, we believe the U.S. Treasury yield curve is likely to invert between the 2-year and 10-year, possibly 30-year, points. Historically, flattening or inverting of the yield curve typically results in faster prepayment speeds and wider mortgage spreads in the Agency RMBS market. We have factored this premise into the positioning of our investment portfolio, which has become more barbell-shaped in its coupon allocation as we have moved out of 3.0% TBAs after the end of the second quarter. We also remain prepared for the possibility of continuing inflation pressures and coordinated hawkish behavior across global central banks. We expect that these factors will define the range in interest rates and keep market volatility elevated. Though we have slightly shifted our duration gap to relatively neutral with a bias toward lower rates, we are actively managing our hedges as we seek to remain prepared for multiple interest rate and spread scenarios.
We believe there is potential for historic investment opportunities ahead. We are still in the early months of quantitative tightening and in our view, the markets have yet to fully price in the impact of actual loss to liquidity. For the first time since the 1970s, there will be no secondary market presence from the GSE’s or the Federal Reserve once they end their purchases in September. The demand previously provided by the Federal Reserve must be replaced by private capital, particularly as current conditions do not favor banks absorbing the net supply. We believe that spreads will likely move wider, creating additional opportunities to invest in assets with highly accretive returns. We have capacity to increase leverage and over $600.0 million in liquidity to deploy into assets that will benefit our earnings and book value as spreads tighten in the future. We continue to focus on minimizing large downside hits to book value while maintaining a highly liquid and flexible position with respect to our balance sheet.

FINANCIAL CONDITION

Investment Portfolio
Our investment portfolio, which consists primarily of Agency RMBS and TBA securities, has increased approximately 24% since December 31, 2021. The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:

$6,000
$5,500
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
($s in millions)
$5,837
$271
$168
$3,179
$2,220
$4,712
$309
$185
$1,531
$2,687
June 30, 2022
December 31, 2021
CMBS IO
Agency CMBS
TBA securities
Agency RMBS

RMBS.
The amortized cost of our Agency RMBS portfolio including TBA securities has increased approximately 35% since December 31, 2021. We have reduced our lower coupon TBA dollar roll positions and shifted into 3.0% and higher coupons while increasing our overall notional balance by $1.8 billion. We have shifted higher in the coupon stack in order to minimize the impact on our book value from spread widening because, as we anticipated, spreads moved widest in the lower coupons. The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	June 30, 2022
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
2.0%	$1,248,457	$1,266,375	$1,091,610	17	7.1%	7.25
2.5%	1,095,110	1,141,384	992,388	21	9.2%	7.31
4.0%	135,312	139,363	135,620	52	27.8%	5.26
TBA 2.5%	353,000	322,721	318,114	n/a	n/a	7.31
TBA 3.0%	1,020,000	956,053	950,994	n/a	n/a	6.53
TBA 3.5%	800,000	762,313	769,832	n/a	n/a	5.68
TBA 4.0%	800,000	775,498	788,563	n/a	n/a	4.67
TBA 4.5%	350,000	347,737	351,039	n/a	n/a	3.87
Total	$5,801,879	$5,711,444	$5,398,160	21	9.3%	6.27

	December 31, 2021
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)
30-year fixed-rate:	($s in thousands)
2.0%	$1,311,069	$1,330,353	$1,312,190	11	8.0%	6.69
2.5%	1,165,810	1,215,841	1,199,092	15	11.3%	5.83
4.0%	162,868	167,713	175,493	45	34.1%	3.09
TBA 2.0%	965,000	957,600	961,080	n/a	n/a	6.54
TBA 2.5%	190,000	193,563	193,585	n/a	n/a	5.23
15-year fixed-rate:
TBA 1.5%	375,000	375,259	376,523	n/a	n/a	4.58
Total	$4,169,747	$4,240,329	$4,217,963	15	11.2%	6.01
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
CMBS.
The CMBS in our investment portfolio consist mainly of Agency-issued, seasoned investments with a higher probability of appreciation in the underlying collateral versus newer issue bonds. The following table presents information about our Agency CMBS investments by weighted average life remaining until stated maturity as of the dates indicated:

($s in thousands)	June 30, 2022			December 31, 2021
Weighted Average Life Remaining	Par Value	Amortized Cost	WAC(1)	Par Value	Amortized Cost	WAC(1)
0-2 years	$9,262	$9,384	4.65%	$5,163	$5,231	5.47%
2-5 years	132,260	133,801	3.11%	67,747	67,740	2.93%
5-7 years	5,136	5,246	3.34%	77,287	79,255	3.40%
7-10 years	11,726	11,855	3.46%	11,760	11,899	3.46%
10 years or longer	12,942	13,080	2.98%	12,942	13,086	2.98%
	$171,326	$173,366	3.22%	$174,899	$177,211	3.25%
(1) The weighted average coupon (“WAC”) is the gross interest rate of the security weighted by the outstanding par balance.
CMBS IO.
The following tables present our CMBS IO investments by year of origination as of the dates indicated:

	June 30, 2022
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$—	$—	—	$29	$62	1
2013	3,834	5,324	5	3,009	2,965	6
2014	13,145	13,226	13	25,523	24,971	10
2015	18,820	18,935	18	32,578	32,067	17
2016	15,886	15,940	21	11,828	11,340	16
2017	20,485	20,260	33	5,258	5,080	25
2018	3,245	3,245	53	—	—	—
2019	75,335	73,168	50	—	—	—
2020	6,771	6,638	41	—	—	—
2021	20,819	18,968	57	—	—	—
2022	18,620	18,528	57	—	—	—
	$196,960	$194,232	45	$78,225	$76,485	16

	December 31, 2021
	Agency			Non-Agency
($s in thousands)	Amortized Cost	Fair Value	Remaining WAL (1)	Amortized Cost	Fair Value	Remaining WAL (1)
Year of Origination:
2010-2012	$2,120	$2,311	3	$454	$480	3
2013	9,627	11,554	7	5,562	5,668	224
2014	16,768	17,231	15	33,630	34,123	72
2015	22,558	23,571	20	39,407	40,408	20
2016	18,186	18,901	24	13,405	13,430	16
2017	22,308	23,296	36	6,216	6,452	28
2018	3,408	3,687	55	—	—	—
2019	79,858	83,656	53	—	—	—
2020	2,847	2,873	45	—	—	—
2021	21,843	21,778	61	—	—	—
	$199,523	$208,858	40	$98,674	$100,561	50
(1) Remaining weighted average life (“WAL”) represents an estimate of the number of months of contractual cash flows remaining for the investments by year of origination.

Because effective yields on CMBS IO securities are dependent upon the performance of the underlying loans, our return on these investments may be negatively impacted if the loans default, resulting in foreclosures or liquidations of the loan collateral. Non-Agency-issued securities are generally expected to have a higher risk of default than Agency CMBS IO. We mitigate this risk by investing in senior tranches of mostly AAA-rated securities where we have evaluated the credit profile of the underlying loan pool and can monitor credit performance. All of our non-Agency CMBS IO were originated prior to 2018, the majority of which we believe have had underlying property value appreciation. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types, which are shown in the table below as of June 30, 2022:

	June 30, 2022
($s in thousands)	Fair Value	Percentage of Portfolio
Property Type:
Retail	$21,712	28.4%
Office	17,560	23.0%
Multifamily	11,351	14.8%
Hotel	10,191	13.3%
Mixed use	5,678	7.4%
Other (1)	9,993	13.1%
Total non-Agency CMBS IO	$76,485	100.0%
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
Derivative Assets and Liabilities
Because our investment portfolio has increased and we have shifted higher in coupon, we have increased our interest rate hedges by $460.0 million since December 31, 2021. We have shifted from having a short duration gap to a more neutral position as we view an increasing interest rate scenario to be less likely than a flattening or inverting yield curve. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of this section for additional important information about these financial measures.
Three Months Ended June 30, 2022 Compared to the Three Months Ended March 31, 2022
The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	June 30, 2022	March 31, 2022
Net interest income	$14,073	$15,679
Realized gain on sale of investments, net	(18,550)	—
Unrealized loss on investments, net	(65,103)	(111,251)
Gain on derivative instruments, net	106,412	220,211
General and administrative expenses	(7,201)	(7,108)
Other operating expenses, net	(295)	(321)
Preferred stock dividends	(1,923)	(1,923)
Net income to common shareholders	27,413	115,287
Other comprehensive loss	(60,910)	(91,341)
Comprehensive (loss) income to common shareholders	$(33,497)	$23,946

Net Interest Income
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	June 30, 2022			March 31, 2022
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$12,860	$2,733,199	1.88%	$12,486	$2,740,991	1.82%
Agency CMBS	1,259	173,647	2.87%	1,292	175,322	2.89%
CMBS IO (5)	4,003	273,427	4.69%	3,557	286,390	4.34%
Non-Agency MBS and other investments (6)	213	4,404	6.66%	92	4,925	6.35%
Total:	$18,335	$3,184,677	2.18%	$17,427	$3,207,628	2.11%

Interest-bearing liabilities:	(4,262)	2,486,217	(0.68)%	(1,748)	2,806,212	(0.25)%
Net interest income/net interest spread	$14,073		1.50%	$15,679		1.86%
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
(6)Interest income for non-Agency and other investments for the three months ended June 30, 2022 includes $0.1 million of interest income from cash and cash equivalents. Average balance and effective yield for non-Agency MBS and other investments excludes cash and cash equivalents.

Net interest income and net interest spread declined for the three months ended June 30, 2022 compared to the three months ended March 31, 2022 as the recent increases in the Federal Funds rate continue to impact the cost of repurchase agreement financing of our investment portfolio. The increase in interest expense compared to the prior quarter was partially offset by an increase in interest income resulting primarily from lower premium amortization due to slower prepayment speeds on Agency RMBS as well as an increase in net prepayment compensation on CMBS IO.
The following table presents the estimated impact on our net interest income due to changes in effective yield/cost of funds (“rate”) and changes in average balance (“volume”) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three Months Ended
	June 30, 2022 Compared to March 31, 2022
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$409	$(35)	$—	$374
Agency CMBS	(5)	1	(29)	(33)
CMBS IO (2)	8	(24)	462	446
Non-Agency MBS and other investments	3	118	—	121
Change in interest income	$415	$60	$433	$908
Change in interest expense	2,667	(153)	—	2,514

Total net change in net interest income	$(2,252)	$213	$433	$(1,606)
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.
(2) Includes Agency and non-Agency issued securities.
Adjusted Net Interest Income. Please refer to the section “Non-GAAP Financial Measures” for additional information about non-GAAP financial measures used by management to evaluate results of operations.

	Three Months Ended
	June 30, 2022		March 31, 2022
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income/spread	$14,073	1.50%	$15,679	1.86%
Add: TBA drop income (1) (2)	11,074	0.34%	9,728	0.22%
Adjusted net interest income/spread	$25,147	1.84%	$25,407	2.08%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
During the first quarter of 2022, we started shifting into higher coupon TBA securities, and we continued this shift during the second quarter with moves into 4.0% and 4.5% coupons. The resulting increase in TBA drop income of $1.3 million, which also provided some offset of higher financing costs, helped to cushion the decline in our adjusted net interest income and adjusted net interest spread for the second quarter. Our notional balance of TBA securities increased to $3.3 billion with an average coupon of 3.47% as of June 30, 2022 from $1.5 billion with an average coupon of 3.10% as of March 31, 2022. The implied net interest spread on our TBA dollar roll transactions declined 7 basis points to 2.40% for the three months ended June 30, 2022 compared to 2.47% for the prior quarter. Dollar roll specialness, which is the difference between the implied financing rate on TBA dollar roll transactions and the repurchase agreement financing rate for our specified pools of Agency RMBS, declined 43 basis points since the first quarter of 2022 and was approximately 2 basis points lower than repurchase agreement rates for Agency RMBS this quarter.
Gains (Losses) on Investments and Derivative Instruments
The fair value of our investments is impacted by a number of factors including, among others, market volatility, changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments, and supply/demand dynamics which are in turn impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve. Because we use derivative instruments to economically hedge the impact of changing interest rates on our investment portfolio (including TBA securities), we evaluate our results by comparing how much the gain (loss) on our interest rate hedges offset the gain (loss) on our MBS and TBAs for any given period. Generally, increasing interest rates will cause a decline in the fair value of our MBS and TBAs and an increase in the fair value of our interest rate hedges. The extent to which these gains and losses offset one another depends on several factors, including, but not limited to, our asset allocation, coupon selection, type of interest rate hedges, and the timing of asset and derivative purchases, sales, maturities, and terminations.
The following table summarizes the total change in fair value of our investments and derivative instruments for the periods indicated:

	Three Months Ended
($s in thousands)	June 30, 2022	March 31, 2022
Change in fair value of investments	$(144,563)	$(202,591)
Gain on derivative instruments, net	106,412	220,211
Total net increase (decrease) in fair value	$(38,151)	$17,620
Change in Fair Value of Investments. The following table provides details on realized and unrealized gains and losses by investment type held in our portfolio (excluding TBA securities which are accounted for as derivative instruments) for the periods indicated:

	Three Months Ended
	June 30, 2022
($s in thousands)	Realized Gain (Loss) on Sale of Investments, Net	Unrealized Gain (Loss) on Investments, Net Recognized in Net Income	Unrealized Gain (Loss) on Investments, Net Recognized in OCI	Total Change in Fair Value of Investments
Agency RMBS	$(18,550)	$(64,398)	$(52,738)	$(135,686)
Agency CMBS	—	—	(3,886)	(3,886)
CMBS IO	—	(711)	(4,258)	(4,969)
Non-Agency other	—	—	(28)	(28)
Mortgage loans held for investment and other assets	—	6	—	6
	$(18,550)	$(65,103)	$(60,910)	$(144,563)

	Three Months Ended
	March 31, 2022
	Realized Gain (Loss) on Sale of Investments, Net	Unrealized Gain (Loss) on Investments, Net	Other Comprehensive Loss	Total Change in Fair Value of Investments
Agency RMBS	$—	$(110,201)	$(73,034)	$(183,235)
Agency CMBS	—	—	(8,679)	(8,679)

CMBS IO	—	(1,130)	(9,591)	(10,721)
Non-Agency other	—	—	(36)	(36)
Mortgage loans held for investment and other assets	—	80	—	80
	$—	$(111,251)	$(91,340)	$(202,591)
Agency RMBS sales during the three months ended June 30, 2022 consisted entirely of 2.5% coupons. We re-invested the sale proceeds into higher coupon TBA securities. As discussed in Executive Overview, we experienced declines in the fair value of our investments during both the three months ended June 30, 2022 and March 31, 2022 due to increasing interest rates and spread widening on the majority of our assets.
Gain (Loss) on Derivative Instruments, Net. Gain (loss) on derivative instruments, net is comprised of unrealized gains and losses due to changes in the fair value of derivative instruments we hold during the period as well as realized gains and losses on derivatives that we terminate or that expire or mature during the period. Results in any given reporting period are generally not comparable to results of another because we frequently adjust our hedging position in any given period and because the fair value of derivative instruments are impacted by market interest rates, which continuously change.
The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Three Months Ended
($s in thousands)	June 30, 2022	March 31, 2022
Change in fair value of interest rate hedges:
U.S. Treasury futures	$150,475	$288,934
Interest rate swaptions	26,502	25,438
Total gain on interest rate hedges	176,977	314,372

TBA securities:
Change in fair value (1)	$(81,639)	$(103,889)
TBA drop income (2)	11,074	9,728
Total TBA dollar roll (loss) gain, net	(70,565)	(94,161)

Total gain on derivative instruments, net	$106,412	$220,211
(1)Changes in fair value for TBA securities include unrealized gains (losses) from open TBA dollar roll positions and realized gains (losses) on paired off or terminated positions.
(2)TBA drop income represents a portion of the change in fair value and is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net Interest Income
Net interest income increased $5.4 million for the six months ended June 30, 2022 due primarily to a larger average balance of Agency RMBS with a higher effective yield compared to the six months ended June 30, 2021. Although the effective yield on Agency RMBS was higher, the effective yield on the total MBS portfolio for the six months ended June 30, 2022 remained unchanged compared to the same period in the prior year because Agency RMBS, which are lower yielding assets than the remainder of the asset types in the portfolio, comprised a larger percentage of total assets during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our net interest spread for the six months ended June 30, 2022 declined 18 basis points compared to the same period in the prior year due to higher financing costs as a result of the Federal Reserve’s increase in the Federal Funds rate.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Six Months Ended
	June 30,
	2022			2021
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Interest-earning assets:
Agency RMBS	$25,345	$2,737,073	1.85%	$14,754	$1,842,785	1.60%
Agency CMBS	2,552	174,480	2.89%	3,792	235,974	3.03%
CMBS IO (5)	7,560	279,873	4.81%	8,434	352,516	4.45%
Non-Agency MBS and other investments (6)	305	4,663	6.87%	305	6,959	7.44%
Total:	$35,762	$3,196,089	2.17%	$27,285	$2,438,234	2.17%

Interest-bearing liabilities:	(6,010)	2,645,331	(0.45)%	(2,908)	2,156,652	(0.27)%
Net interest income/net interest spread	$29,752		1.72%	$24,377		1.90%
(1)Average balance for assets is calculated as a simple average of the daily amortized cost and excludes unrealized gains and losses as well as securities pending settlement, if applicable.
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
(6)Interest income for non-Agency and other investments for the six months ended June 30, 2022 includes $0.1 million of interest income from cash and cash equivalents. Average balance and effective yield for non-Agency MBS and other investments excludes cash and cash equivalents.

The following table presents the estimated impact on our net interest income due to changes in effective yield/cost of funds (“rate”) and changes in average balance (“volume”) of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Six Months Ended
	June 30, 2022 Compared to June 30, 2021
	Increase (Decrease) Due to Change In			Total Change in Interest Income/Expense
($s in thousands)	Rate	Volume	Prepayment Adjustments (1)
Interest-earning assets:
Agency RMBS	$3,436	$7,155	$—	$10,591
Agency CMBS	13	(882)	(371)	(1,240)
CMBS IO (2)	200	(1,561)	487	(874)
Non-Agency MBS and other investments	27	(7)	(20)	—
Change in interest income	$3,676	$4,705	$96	$8,477
Change in interest expense	2,448	654	—	3,102

Total net change in net interest income	$1,228	$4,051	$96	$5,375
(1) Prepayment adjustments represent effective interest amortization adjustments related to changes in actual prepayment speeds and prepayment compensation, net of amortization adjustments for CMBS and CMBS IO.
(2) Includes Agency and non-Agency issued securities.
Adjusted Net Interest Income. Please refer to the section “Non-GAAP Financial Measures” for additional information about non-GAAP financial measures used by management to evaluate results of operations.

	Six Months Ended
	June 30,
	2022		2021
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income/spread	$29,752	1.72%	$24,377	1.90%
Add: TBA drop income (1) (2)	20,802	0.26%	20,745	0.03%
Adjusted net interest income/spread	$50,554	1.98%	$45,122	1.93%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
Adjusted net interest income increased $5.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the previously mentioned larger average balance of Agency RMBS with a higher effective yield. TBA drop income increased a modest $0.1 million for the six months ended June 30, 2022 compared to the same period in the prior year as the decline in average volume offset the impact of a higher implied net interest spread, which was 2.44% for the six months ended June 30, 2022 compared to 2.05% for the six months ended June 30, 2021. As a result, TBA dollar roll transactions had a larger impact on adjusted net interest spread of 26 basis points for the six months ended June 30, 2022 compared to 3 basis points for the six months ended June 30, 2021.
Gains (Losses) on Investments and Derivative Instruments
The fair value of our investments is impacted by a number of factors including, among others, market volatility, changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments, and supply/demand dynamics which are in turn impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve. Because we use derivative instruments to economically hedge the impact of changing interest rates on our investment portfolio (including TBA securities), we evaluate our results by comparing how much the gain (loss) on our interest rate hedges offset the gain (loss) on our MBS and TBAs for any given period. Generally, increasing interest rates will cause a decline in the fair value of our MBS and TBAs and an increase in the fair value of our interest rate hedges. The extent to which these gains and losses offset one another depends on several factors, including, but not limited to, our asset allocation, coupon selection, type of interest rate hedges, and the timing of asset and derivative purchases, sales, maturities, and terminations.
The following table summarizes the total change in fair value of our investments and derivative instruments for the periods indicated:

	Six Months Ended
($s in thousands)	June 30, 2022	June 30, 2021
Change in fair value of investments	$(347,154)	$(44,077)
Gain on derivative instruments, net	326,623	54,861
Total net (decrease) increase in fair value	$(20,531)	$10,784

Change in Fair Value of Investments. The following table provides details on realized and unrealized gains and losses by investment type held in our portfolio (excluding TBA securities which are accounted for as derivative instruments) for the periods indicated:

	Six Months Ended
	June 30, 2022
($s in thousands)	Realized Gain (Loss) on Sale of Investments, Net	Unrealized Gain (Loss) on Investments, Net Recognized in Net Income	Unrealized Gain (Loss) on Investments, Net Recognized in OCI	Total Change in Fair Value
Agency RMBS	$(18,550)	$(174,599)	$(125,772)	$(318,921)
Agency CMBS	—	—	(12,565)	(12,565)
CMBS IO	—	(1,841)	(13,849)	(15,690)
Non-Agency other	—	—	(64)	(64)
Mortgage loans held for investment and other assets		86	—	86
	$(18,550)	$(176,354)	$(152,250)	$(347,154)

	Six Months Ended
	June 30, 2021
	Realized Gain (Loss) on Sale of Investments, Net	Unrealized Gain (Loss) on Investments, Net Recognized in Net Income	Unrealized Gain (Loss) on Investments, Net Recognized in OCI	Total Change in Fair Value
Agency RMBS	$3,938	$21	$(47,746)	$(43,787)
Agency CMBS	2,767	—	(7,305)	(4,538)
CMBS IO	—	16	4,270	4,286
Non-Agency other	—	—	(105)	(105)
Mortgage loans held for investment and other assets	—	67	—	67
	$6,705	$104	$(50,886)	$(44,077)

The decline in fair value for the majority of our MBS portfolio during both the six months ended June 30, 2022 and June 30, 2021 was due to increasing interest rates and spread widening across the majority of our investments.
Gain (Loss) on Derivative Instruments, Net. Gain (loss) on derivative instruments, net is comprised of unrealized gains and losses due to changes in the fair value of derivative instruments we hold during the period as well as realized gains and losses on derivatives that we terminate or that expire or mature during the period. Results in any given reporting period are generally not comparable to results of another because we frequently adjust our hedging position in any given period and because the fair value of derivative instruments are impacted by market interest rates, which continuously change.
The following table provides information on our financial instruments accounted for as derivative instruments for the periods indicated:

	Six Months Ended
($s in thousands)	June 30, 2022	June 30, 2021
Change in fair value of interest rate hedges:
U.S. Treasury futures	439,408	32,464
Interest rate swaptions	51,940	38,701
Options on U.S. Treasury futures	—	1,086
Total gain on interest rate hedges	491,348	72,251

TBA securities:
Change in fair value (1)	$(185,528)	(38,135)
TBA drop income (2)	20,803	20,745
Total TBA dollar roll loss, net	(164,725)	(17,390)

Total gain on derivative instruments, net	$326,623	$54,861
(1)Changes in fair value for TBA securities include unrealized gains (losses) from open TBA dollar roll positions and realized gains (losses) on paired off or terminated positions.
(2)TBA drop income represents a portion of the change in fair value and is calculated by multiplying the notional amount of the net TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2022 increased $3.1 million compared to the six months ended June 30, 2021. The majority of this increase is related to the ongoing implementation of a new investment accounting system as well as new trading and portfolio management systems as part of a large-scale project to streamline and enhance the Company’s operating platform. In addition, our amortization of share-based compensation increased $0.9 million for the six months ended June 30, 2022 compared to the same period in the prior year.

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
EAD to common shareholders is used by the Company as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expenses, net. It is one of several factors our Board of Directors considers in determining the appropriate level of distributions to common shareholders. In addition to the non-GAAP reconciliation set forth below, which derives EAD to common shareholders from GAAP comprehensive income (loss) to common shareholders, EAD to common shareholders can also be determined by adjusting net interest income to include interest rate swap periodic interest benefit/cost (if any), drop income on TBA securities, general and administrative expenses, preferred dividends, and other normal recurring operating income or expense. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivative instruments, net" on the Company's consolidated statements of comprehensive income, is included in EAD to common shareholders and in adjusted net interest income because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. For reporting periods during which the Company uses interest rate swaps to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, management also includes interest rate swap net periodic interest benefit/cost in adjusted net interest income because management considers such benefit/cost to represent either an offset to or an additional cost of financing in addition to GAAP interest expense. However, these non-GAAP measures do not provide a full perspective on our results of operations, and therefore, their usefulness is limited. For example, these non-GAAP measures do not include the changes in fair value of investments or changes in fair value of and costs of terminating derivative instruments used by management to economically hedge the impact of changing interest rates on the fair value of the Company’s portfolio and book value per common share. As a result, these non-GAAP measures should be considered as a supplement to, and not as a substitute for, the Company's GAAP results as reported on its consolidated statements of comprehensive income. Additionally, similarly titled non-GAAP financial measures used by other companies may not be computed in the same or similar fashion. Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	June 30, 2022	March 31, 2022
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders	$(33,497)	$23,946
Less:
Change in fair value of investments (1)	144,563	202,591
Change in fair value of derivative instruments, net (2)	(95,338)	(210,483)
EAD to common shareholders	$15,728	$16,054
Average common shares outstanding	37,964,617	36,725,365
EAD per common share	$0.41	$0.44

Net interest income	$14,073	$15,679
TBA drop income (3)	11,074	9,728
Adjusted net interest income	$25,147	$25,407
General and administrative expenses	(7,201)	(7,109)
Other operating expense, net	(295)	(321)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders	$15,728	$16,054

Adjusted net interest spread (4)	1.84%	2.08%
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

LIQUIDITY AND CAPITAL RESOURCES
 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may also include proceeds from the sale of investments, equity offerings, and net payments received from counterparties for derivative instruments. We use our liquidity to purchase investments, to pay amounts due on our repurchase agreement borrowings, and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to meet margin requirements for our repurchase agreements and derivative transactions, including TBA contracts, under the terms of the related agreements. We may also periodically use liquidity to repurchase shares of the Company’s stock.
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of June 30, 2022, our most liquid assets were $608.9 million compared to $533.1 million as of December 31, 2021. We are continuing to maintain higher levels of available liquidity and lower absolute levels of leverage to protect our book value and to provide us greater financial flexibility against market volatility, which we believe is likely to continue for the near-term, especially given potential risk events on the horizon, such as the Federal Reserve’s quantitative tightening measure and the impact on global markets stemming from the war between Russia and Ukraine.
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
Our perception of the liquidity of our investments and market conditions significantly influence our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, increased to 6.6x shareholders’ equity as of June 30, 2022 from 5.7x as of December 31, 2021 primarily as a result of our increased investment in TBA securities. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
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
The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2022	$2,202,648	$2,486,217	$2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. The weighted average haircut for our borrowings as of June 30, 2022 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 13-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk”, which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of June 30, 2022, the Company had repurchase agreement amounts outstanding with 22 of its 37 available repurchase agreement counterparties and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
As discussed in our 2021 Form 10-K, we have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of June 30, 2022, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of June 30, 2022, we had cash collateral posted to our counterparties of $111.4 million and cash collateral posted by our counterparties of $59.2 million under these agreements.
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
Our net deferred tax hedge gains have increased substantially to $363.3 million as of June 30, 2022 compared to $27.0 million as of December 31, 2021. The following table provides the projected amortization of deferred tax hedge gains as of June 30, 2022 that will be recognized as taxable income over the periods indicated:

Tax Year of Recognition for Remaining Hedge Gains, Net	June 30, 2022
($ in thousands)
2022	$18,053
2023	35,202
2024	37,774
2025	39,484
2026 and thereafter	232,831
$363,344
As of June 30, 2022, we had $202.8 million in capital loss carryforwards, the majority of which expire in 2027. We also had a net operating loss carryforward of $17.4 million, of which $8.1 million expires at the end of 2022.
We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to "Operating and Regulatory Structure" within Part I, Item 1, "Business" as well as Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K for additional important information regarding dividends declared on our taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the six months ended June 30, 2022 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2022.

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
While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those incorporated by reference into Part II, Item 1A, “Risk Factors,” and in particular, adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto;
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
The table below shows the projected sensitivity of our net interest income as of the dates indicated assuming an instantaneous parallel shift in interest rates and no changes in the composition of our investment portfolio:

	Projected Change in Net Interest Income Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
June 30, 2022	163.1%	81.8%	(81.8)%	(163.6)%
December 31, 2021	(1)	8.3%	(9.7)%	(20.0)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented for the portfolio as of December 31, 2021.

Because our MBS portfolio as of the periods indicated in the table above was comprised of low coupon assets at a fixed rate and the rates on our repurchase agreement borrowings adjust more frequently, a parallel increase in interest rates beyond a certain point would increase our borrowing costs with little or no benefit to our interest income. Conversely, a parallel decrease in interest rates would lower our borrowing costs without causing a decline in our interest income. The increase in projected sensitivity as of June 30, 2022 is significantly higher than the projected sensitivity as of December 31, 2021 because, as shown by the graphs in Item 2, “Executive Overview”, interest rates as of June 30, 2022 were significantly higher than interest rates as of December 31, 2021.
Management considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk on the market value of its investments and common equity. Because interest rates do not typically move in a parallel fashion from quarter to quarter (as can be seen by the graphs for U.S. Treasury and swap rates in Item 2, “Executive Overview”), the tables below show the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming instantaneous parallel shifts and non-parallel shifts in market interest rates. The overall market value sensitivity of our investments and hedges as of June 30, 2022 has declined modestly compared to that as of December 31, 2021.

	June 30, 2022
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.7%	21.7%	1.4%	10.9%	(1.3)%	(10.8)%	(2.6)%	(21.1)%
CMBS	0.1%	1.0%	0.1%	0.5%	(0.1)%	(0.5)%	(0.1)%	(1.0)%
CMBS IO	0.1%	0.9%	—%	0.4%	(0.1)%	(0.4)%	(0.1)%	(0.9)%
TBAs	2.7%	21.7%	1.4%	11.7%	(1.6)%	(12.9)%	(3.3)%	(26.5)%
Interest rate hedges	(6.0)%	(48.0)%	(2.9)%	(23.7)%	2.8%	22.9%	5.6%	45.1%
Total	(0.4)%	(2.7)%	—%	(0.2)%	(0.3)%	(1.6)%	(0.5)%	(4.4)%

	December 31, 2021
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.6%	18.6%	1.6%	11.1%	(1.9)%	(13.5)%	(4.0)%	(28.5)%
CMBS	0.2%	1.4%	0.1%	0.7%	(0.1)%	(0.7)%	(0.2)%	(1.3)%
CMBS IO	0.2%	1.1%	0.1%	0.6%	(0.1)%	(0.6)%	(0.2)%	(1.1)%
TBAs	1.4%	9.7%	0.9%	6.1%	(1.1)%	(7.5)%	(2.3)%	(15.9)%
Interest rate hedges	(6.9)%	(49.1)%	(3.5)%	(24.6)%	3.5%	24.9%	7.0%	49.5%
Total	(2.5)%	(18.3)%	(0.8)%	(6.1)%	0.3%	2.6%	0.3%	2.7%

Non-Parallel Shifts		June 30, 2022		December 31, 2021
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	0.2%	1.6%	0.3%	2.5%
+25	+50	(0.3)%	(2.4)%	0.2%	1.3%
+50	+25	—%	(0.3)%	0.1%	2.5%
+50	+100	(0.7)%	(6.0)%	—%	0.1%
0	-25	0.1%	0.9%	(0.2)%	(1.2)%
-10	-50	0.1%	0.9%	(0.6)%	(4.0)%
-25	-75	(0.1)%	(0.5)%	(1.3)%	(9.0)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Over the course of the past six months, we have shifted our interest rate risk position from a relatively shorter duration which protected our book value from increasing interest rates to a more neutral position now that we view further increases in interest rates to be less likely, and further flattening and potentially inverting of the yield curve to be more likely scenarios.

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
The Company's exposure to changes to market spreads has not materially shifted for our investment portfolio as of June 30, 2022 versus our investment portfolio as of December 31, 2021. The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	June 30, 2022		December 31, 2021
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.3)%	(10.7)%	(1.3)%	(9.2)%
+10	(0.6)%	(5.2)%	(0.6)%	(4.4)%
-10	0.6%	5.2%	0.6%	4.4%
-20/-50 (2)	1.3%	10.7%	1.3%	9.2%
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    On May 11, 2022, the Company’s Board of Directors authorized a new share repurchase program (the “Program”) of up to $60 million of the Company’s outstanding shares of common stock and up to $30 million of the Company’s Series C Preferred Stock through open market transactions, privately negotiated transactions, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act, block transactions or otherwise. The Program permits the Company to repurchase shares of common stock or Series C Preferred Stock at any time or from time-to-time at management’s discretion. The actual means and timing of any shares purchased under the Program will depend on a variety of factors, including, but not limited to, the market prices of the common stock and the Series C Preferred Stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program does not obligate the Company to purchase any shares, and any open market repurchases under the Program will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The Program, which replaces the Company’s prior repurchase program that expired on March 31, 2022, is authorized through March 31, 2024, although it may be modified or terminated by the Board at any time.

The Company has not repurchased any shares of its Series C Preferred Stock. The following table summarizes repurchases of our common stock that occurred during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($s in thousands)
April 1 - 30, 2022	—	$—	—	$60,000
May 1 - 31, 2022 (1)	29,936	—	—	60,000
June 1 - 30, 2022 (1)	330	—	—	60,000
	30,266	$—	—

(1) These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of share-based compensation. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Program authorized by the Company's Board of Directors.

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

10.35.3
Amendment No. 3, dated June 3, 2022, to the Distribution Agreement by and among Dynex Capital, Inc., J.P. Morgan Securities LLC, JMP Securities LLC, JonesTrading Institutional Services LLC and BTIF, LLC (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed June 3, 2022).

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

10.44
Employment Agreement by and between Dynex Capital, Inc. and Robert S. Colligan, dated as of July 18, 2022 (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed July 18, 2022).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	August 1, 2022	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer,
and Director
(Principal Executive Officer)

Date:	August 1, 2022	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)