Form 10-Q
period 2022-09-30
DYNEX CAPITAL INC
filed 2022-10-31
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Yes           ☐           No            ☒

On October 28, 2022, the registrant had 46,350,130 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Cash and cash equivalents	$260,385	$366,023
Cash collateral posted to counterparties	246,168	55,284
Mortgage-backed securities (including pledged of $2,903,659 and $3,011,319, respectively), at fair value	3,150,306	3,181,839
Mortgage loans held for investment, at fair value	3,073	4,268
Due from counterparties	352,310	2,771
Derivative assets	13,865	7,969
Accrued interest receivable	16,090	14,184
Other assets, net	7,368	7,400
Total assets	$4,049,565	$3,639,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,009,269	$2,849,916
Due to counterparties	147,925	2,471
Derivative liabilities	99,670	—
Cash collateral posted by counterparties	—	1,834
Accrued interest payable	4,909	1,365
Accrued dividends payable	8,151	6,541
Other liabilities	8,374	6,332
Total liabilities	3,278,298	2,868,459

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 46,350,130 and 36,665,805 shares issued and outstanding, respectively	463	367
Additional paid-in capital	1,264,831	1,107,792
Accumulated other comprehensive (loss) income	(196,629)	6,729
Accumulated deficit	(405,241)	(451,452)
Total shareholders’ equity	771,267	771,279
Total liabilities and shareholders’ equity	$4,049,565	$3,639,738
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
($s in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income	$20,404	$15,714	$56,167	$43,000
Interest expense	(13,282)	(1,320)	(19,292)	(4,228)
Net interest income	7,122	14,394	36,875	38,772

Realized (loss) gain on sale of investments, net	(70,967)	—	(89,517)	6,705
Unrealized loss on investments, net	(69,197)	(3,085)	(245,551)	(2,981)
Gain on derivative instruments, net	96,947	9,603	423,570	64,463
Other operating expenses, net	(433)	(330)	(1,049)	(1,033)
General and administrative expenses:
Compensation and benefits	(6,104)	(2,977)	(12,972)	(9,306)
Other general and administrative	(4,042)	(3,572)	(11,484)	(8,417)
Net (loss) income	(46,674)	14,033	99,872	88,203
Preferred stock dividends	(1,923)	(1,923)	(5,770)	(6,405)
Preferred stock redemption charge	—	—	—	(2,987)
Net (loss) income to common shareholders	$(48,597)	$12,110	$94,102	$78,811

Other comprehensive income:
Unrealized loss on available-for-sale investments, net	$(65,133)	$(9,139)	$(217,383)	$(53,320)
Reclassification adjustment for realized loss (gain) on available-for-sale investments, net	14,025	—	14,025	(6,705)
Total other comprehensive loss	(51,108)	(9,139)	(203,358)	(60,025)
Comprehensive (loss) income to common shareholders	$(99,705)	$2,971	$(109,256)	$18,786

Weighted average common shares-basic	45,347,852	34,924,449	40,452,740	31,258,711
Weighted average common shares-diluted	45,347,852	35,089,508	40,740,690	31,423,770
Net (loss) income per common share-basic	$(1.07)	$0.35	$2.33	$2.52
Net (loss) income per common share-diluted	$(1.07)	$0.35	$2.31	$2.51
Dividends declared per common share	$0.39	$0.39	$1.17	$1.17
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	267,288	3	4,242	—	—	4,245
Restricted stock granted, net of amortization	—	—	40,196	—	451	—	—	451
Other share-based compensation, net of amortization	—	—	—	—	395	—	—	395
Adjustments for tax withholding on share-based compensation	—	—	(15,407)	—	(236)	—	—	(236)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	117,209	117,209
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(14,431)	(14,431)
Other comprehensive loss	—	—	—	—	—	(91,340)	—	(91,340)
Balance as of March 31, 2022	4,460,000	$107,843	36,957,882	$370	$1,112,628	$(84,611)	$(350,597)	$785,633
Stock issuance	—	—	6,539,485	65	105,134	—	—	105,199
Restricted stock granted, net of amortization	—	—	31,020	—	440	—	—	440
Other share-based compensation, net of amortization	—	—	19,093	—	601	—	—	601
Adjustments for tax withholding on share-based compensation	—	—	(30,246)	—	(489)	—	—	(489)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	29,336	29,336
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(15,505)	(15,505)
Other comprehensive loss	—	—	—	—	—	(60,910)	—	(60,910)
Balance as of June 30, 2022	4,460,000	$107,843	43,517,234	$435	$1,218,298	$(145,521)	$(338,689)	$842,366
Stock issuance	—	—	2,786,877	28	45,011	—	—	45,039

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Restricted stock granted, net of amortization	—	—	—	—	604	—	—	604
Other share-based compensation, net of amortization	—	—	99,297	1	1,554	—	—	1,555
Adjustments for tax withholding on share-based compensation	—	—	(53,278)	(1)	(620)	—	—	(621)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(46,674)	(46,674)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(17,955)	(17,955)
Other comprehensive loss	—	—	—	—	—	(51,108)	—	(51,108)
Balance as of September 30, 2022	4,460,000	$107,843	46,350,130	$463	$1,264,831	$(196,629)	$(405,241)	$771,267

Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
Stock issuance	—	—	7,187,500	72	128,078	—	—	128,150
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	16,722	—	451	—	—	451
Adjustments for tax withholding on share-based compensation	—	—	(22,623)	—	(428)	—	—	(428)
Stock issuance costs	—	—	—	—	(270)	—	—	(270)
Net income	—	—	—	—	—	—	117,929	117,929
Dividends on preferred stock	—	—	—	—	—	—	(2,559)	(2,559)
Dividends on common stock	—	—	—	—	—	—	(10,586)	(10,586)
Other comprehensive loss	—	—	—	—	—	(65,156)	—	(65,156)
Balance as of March 31, 2021	4,460,000	$107,843	30,879,569	309	997,326	15,105	(389,307)	731,276
Stock issuance	—	—	3,463,708	34	68,268	—	—	68,302
Restricted stock granted, net of amortization	—	—	23,305	—	444	—	—	444
Other share-based compensation	—	—	—	—	100	—	—	100

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Adjustments for tax withholding on share-based compensation	—	—	(22,016)	—	(425)	—	—	(425)
Stock issuance costs	—	—	—	—	(43)	—	—	(43)
Net loss	—	—	—	—	—	—	(43,759)	(43,759)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(12,613)	(12,613)
Other comprehensive income	—	—	—	—	—	14,270	—	14,270
Balance as of June 30, 2021	4,460,000	$107,843	34,344,566	$343	$1,065,670	$29,375	$(447,602)	$755,629
Stock issuance	—	—	1,590,740	16	27,882	—	—	27,898
Restricted stock granted, net of amortization	—	—	—	—	460	—	—	460
Other share-based compensation	—	—	—	—	300	—	—	300
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	14,033	14,033
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(13,731)	(13,731)
Other comprehensive loss	—	—	—	—	—	(9,139)	—	(9,139)
Balance as of September 30, 2021	4,460,000	$107,843	35,935,306	$359	$1,094,296	$20,236	$(449,223)	$773,511
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$99,872	$88,203
Adjustments to reconcile net income to cash provided by operating activities:
Realized loss (gain) on sale of investments, net	89,517	(6,705)
Unrealized loss on investments, net	245,551	2,981
Gain on derivative instruments, net	(423,570)	(64,463)
Amortization of investment premiums, net	77,403	90,082
Other amortization and depreciation, net	1,709	1,726
Share-based compensation expense	4,031	1,755
(Increase) decrease in accrued interest receivable	(1,906)	636
Increase (decrease) in accrued interest payable	3,544	(771)
Change in other assets and liabilities, net	127	(4,718)
Net cash provided by operating activities	96,278	108,726
Investing activities:
Purchase of investments	(1,537,663)	(1,054,928)
Principal payments received on available-for-sale investments	195,855	305,864
Principal payments received on trading securities held for investment	87,136	15,398
Proceeds from sales of available-for-sale investments	—	474,908
Proceeds from sales of trading securities held for investment	327,700	—
Principal payments received on mortgage loans held for investment	1,163	1,629
Net receipts on derivatives, including terminations	656,172	22,082
Increase in cash collateral posted by counterparties	(1,834)	14,951
Net cash used in investing activities	(271,471)	(220,096)
Financing activities:
Borrowings under repurchase agreements	12,735,123	11,010,378
Repayments of repurchase agreement borrowings	(12,575,770)	(10,920,476)
Principal payments on non-recourse collateralized financing	—	(118)
Proceeds from issuance of common stock	154,483	224,350
Cash paid for redemption of preferred stock	—	(69,708)
Cash paid for stock issuance costs	—	(329)
Payments related to tax withholding for share-based compensation	(1,346)	(853)
Dividends paid	(52,051)	(42,799)
Net cash provided by financing activities	260,439	200,445

Net increase in cash including cash posted to counterparties	85,246	89,075
Cash including cash posted to counterparties at beginning of period	421,307	310,360
Cash including cash posted to counterparties at end of period	$506,553	$399,435

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$15,748	$4,992
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2022. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of September 30, 2022.

Reclassifications

The margin deficit of $2,471 related to the Company’s U.S. Treasury futures was reclassified from “derivative liabilities” to “due to counterparties” on the Company’s consolidated balance sheet as of December 31, 2021.

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

The Company currently has unvested restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Restricted stock awards are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock are eligible to receive non-forfeitable dividends. Holders of RSUs and PSUs accrue forfeitable dividend equivalent rights over the period outstanding, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved, as applicable. As such, RSUs and PSUs are excluded from the computation of basic net income per common share, but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”). Upon vesting (or settlement, in the case of units), restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share or unit becomes one unrestricted share of common stock and is included in the computation of basic net income per common share.

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

Cash and Cash Equivalents

Cash includes unrestricted demand deposits at highly rated financial institutions and highly liquid investments with original maturities of three months or less. The Company’s cash balances fluctuate throughout the year and may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits from time to time. Although the Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of September 30, 2022, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended September 30, 2022:

September 30, 2022
Cash and cash equivalents	$260,385
Cash collateral posted to counterparties	246,168
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$506,553

Mortgage-Backed Securities

The Company’s MBS are recorded at fair value on the Company’s consolidated balance sheet. Changes in fair value of MBS purchased prior to January 1, 2021 are designated as available-for-sale (“AFS”) with changes in fair value reported in other comprehensive income (“OCI”) as an unrealized gain (loss) until the security is sold or matures. Effective January 1, 2021, the Company elected the fair value option (“FVO”) for all MBS purchased on or after that date with changes in fair value reported in net income as “unrealized gain (loss) on investments, net” until the security is sold or matures. Upon the sale of an MBS, any unrealized gain or loss within OCI or net income is reclassified to “realized gain (loss) on sale of investments, net” within net income using the specific identification method. Management elected the FVO so that GAAP net income will reflect the changes in fair value for its future purchases of MBS in a manner consistent with the presentation and timing of the changes in fair value of its derivative instruments, for which the Company does not apply hedge accounting. “Unrealized gain (loss) on investments, net” also includes changes in fair value for mortgage loans held for investment for which the Company elected the fair value option effective January 1, 2020.

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of IO securities) and their contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS are amortized or accreted into interest income over the projected life of such securities using the effective yield method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company’s projections of future cash payments are based on input received from external sources and internal models and may include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

The Company currently has short positions in U.S. Treasury futures contracts, which are valued based on exchange pricing with daily margin settlements. The margin requirement varies based on the market value of the open positions and the equity retained in the account. Any margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s consolidated balance sheets. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The Company may also purchase swaptions, which provide the Company the right, but not an obligation, to enter into an interest rate swap at a predetermined notional amount with a stated term and pay and receive rates in the future. Swaptions are valued based on exchange pricing without daily margin settlements. The Company may defer the premium payment until the effective date of the underlying interest rate swap agreement, recording a payable on its consolidated balance sheet. The premium payable and the fair value of the swaption are accounted for as a single unit of account. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If the swaption is exercised, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

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

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of September 30, 2022, 1,235,143 common shares are available for issuance under the 2020 Plan. Awards previously granted under the Company’s 2018 Stock and Incentive Plan (“2018 Plan”) or any other prior equity plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan or any other prior equity plan.

Currently, the Company has shares of restricted stock and RSUs issued and outstanding which are treated as equity awards and recorded at their fair value using the closing stock price on the grant date. The compensation cost is recognized over the vesting period with a corresponding credit to shareholders’ equity using the straight-line method.

The Company also has PSUs issued and outstanding which contain Company performance-based and market performance-based conditions. PSUs subject to Company performance-based conditions are initially recognized as equity at their fair value which is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is recognized as expense on the Company’s consolidated statements of comprehensive income within “Compensation and benefits” on a straight-line basis over the vesting period and adjusted if necessary based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis.

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

Contingencies

In the normal course of business, there may be lawsuits, claims, or other contingencies in which the Company is involved. On a quarterly basis, the Company evaluates whether to establish provisions for estimated losses from such matters. The Company recognizes a liability for a contingent loss when: (a) the underlying causal event has occurred prior to the balance sheet date; (b) it is probable that a loss has been incurred; and (c) there is a reasonable basis for estimating that loss. A liability is not recognized for a contingent loss when it is only possible or remotely possible that a loss has been incurred; however, possible contingent losses shall be disclosed. If the contingent loss (or an additional loss in excess of any accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible material loss, or range of loss, then that fact is disclosed.
Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the nine months ended September 30, 2022, that are expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding - basic	45,347,852	34,924,449	40,452,740	31,258,711
Incremental common shares-unsettled RSUs	—	55,019	86,666	55,019
Incremental common shares-unsettled PSUs	—	110,040	201,284	110,040
Weighted average number of common shares outstanding - diluted	45,347,852	35,089,508	40,740,690	31,423,770

Net (loss) income to common shareholders	$(48,597)	$12,110	$94,102	$78,811
Net (loss) income per common share-basic	$(1.07)	$0.35	$2.33	$2.52
Net (loss) income per common share-diluted	$(1.07)	$0.35	$2.31	$2.51

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

For the three months ended September 30, 2022, 287,950 of potentially dilutive unvested RSUs and PSUs were excluded from the computation of diluted net loss per common share because to do so would have been anti-dilutive for the period.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	September 30, 2022			December 31, 2021
	Current Face	Amortized Cost	Fair Value	Current Face	Amortized Cost	Fair Value
Agency RMBS	$3,164,044	$3,211,908	$2,776,569	$2,639,747	$2,713,907	$2,686,775
Agency CMBS	137,067	137,987	130,384	174,899	177,211	184,847
CMBS IO (1)	n/a	257,418	243,171	n/a	298,197	309,419
Non-Agency other	232	232	182	966	777	798
Total	$3,301,343	$3,607,545	$3,150,306	$2,815,612	$3,190,092	$3,181,839

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $9,986,364 and $6,594,280, respectively, as of September 30, 2022, and $10,630,713 and $8,635,666, respectively, as of December 31, 2021.

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$1,002,705	$—	$(180,099)	$822,606
Agency CMBS	122,678	—	(6,171)	116,507
CMBS IO	211,112	288	(10,597)	200,803
Non-Agency other	232	—	(50)	182
Total	$1,336,727	$288	$(196,917)	$1,140,098

MBS measured at fair value through net income:
Agency RMBS	$2,209,203	$—	$(255,240)	$1,953,963
Agency CMBS	15,309	—	(1,432)	13,877
CMBS IO	46,306	—	(3,938)	42,368
Total	$2,270,818	$—	$(260,610)	$2,010,208

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$1,232,738	$7,779	$(19,994)	$1,220,523
Agency CMBS	177,211	7,636	—	184,847
CMBS IO	276,354	11,713	(426)	287,641
Non-Agency other	777	63	(42)	798
Total	$1,687,080	$27,191	$(20,462)	$1,693,809

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
The following table presents information regarding unrealized gains and losses on investments reported within net income on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Agency RMBS	$(65,723)	$(3,101)	$(240,322)	$(3,080)
Agency CMBS	(1,432)	—	(1,432)	—
CMBS IO	(2,033)	(26)	(3,874)	(10)
Mortgage loans held for investment and other assets	(9)	42	77	109
Total unrealized (loss) gain on investments, net	$(69,197)	$(3,085)	$(245,551)	$(2,981)

The following table presents information regarding realized gains and losses sales of investments reported in the Company’s consolidated statements of comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Realized gains on sales of MBS - AFS	$—	$—	$—	$6,705
Realized losses on sales of MBS - AFS	(14,025)	—	(14,025)	—
Realized gains on sales of MBS - FVO	—	—	—	—
Realized losses on sales of MBS - FVO	(56,942)	—	(75,492)	—
Total realized (loss) gain on sale of investments, net	$(70,967)	$—	$(89,517)	$6,705

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	September 30, 2022			December 31, 2021
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$362,885	$(24,993)	81	$1,051,233	$(20,118)	23
Non-Agency MBS	53,113	(2,120)	59	11,667	(247)	14

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$705,141	$(169,259)	17	$—	$—	—
Non-Agency MBS	6,207	(545)	13	1,241	(97)	6

The unrealized losses on the Company’s MBS designated as AFS were the result of declines in market prices and were not credit related; therefore, the Company’s allowance for credit losses on its MBS was $0 as of September 30, 2022 and December 31, 2021. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of September 30, 2022 and December 31, 2021 are summarized in the following tables:

	September 30, 2022			December 31, 2021
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,700,463	2.85%	$2,811,147	$2,408,126	0.17%	$2,536,094
Agency CMBS	109,855	3.21%	115,523	176,268	0.14%	184,847
Agency CMBS IO	144,321	3.30%	158,094	180,912	0.68%	192,481
Non-Agency CMBS IO	54,630	4.01%	64,077	84,610	0.99%	97,897
Total repurchase agreements	$3,009,269	2.90%	$3,148,841	$2,849,916	0.23%	$3,011,319
The amounts for fair value of collateral pledged in the table above include $245,183 for securities sold but not settled as of September 30, 2022, and for which the sale proceeds to be received upon settlement are recorded within “due from counterparties” on the consolidated balance sheet. The Company also had $147,925 payable to counterparties for transactions pending settlement as of September 30, 2022.

The Company had repurchase agreement borrowings outstanding with 25 different counterparties as of September 30, 2022, and its equity at risk did not exceed 5% with any counterparty as of that date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	September 30, 2022			December 31, 2021
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$963,976	2.86%	63	$602,994	0.42%	123
30 to 90 days	1,603,853	2.82%	75	763,302	0.14%	166
91 to 180 days	441,440	3.31%	154	1,075,324	0.15%	198
181 days to 1 year	—	—%	—	408,296	0.30%	366
Total	$3,009,269	2.90%	83	$2,849,916	0.23%	198

The Company has an agreement with Wells Fargo Bank, N.A. for a committed repurchase facility, which has an aggregate maximum borrowing capacity of $250,000 and a maturity date of June 8, 2023. As of September 30, 2022, the Company had $60,367 outstanding with this facility at a weighted average borrowing rate of 3.78%. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of September 30, 2022.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2022 and December 31, 2021:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2022
Repurchase agreements	$3,009,269	$—	$3,009,269	$(3,009,269)	$—	$—

December 31, 2021
Repurchase agreements	$2,849,916	$—	$2,849,916	$(2,849,916)	$—	$—
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
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

NOTE 5 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. As of September 30, 2022, the Company used short positions in U.S. Treasury futures and call options on U.S. Treasury futures to mitigate the impact of changing interest rates on the fair value of its investments and its net interest earnings.

TBA Transactions. The Company purchases TBA securities as a means of investing in non-specified fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its exposure to Agency RMBS. The Company holds long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased (or sold) for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. The Company accounts for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because it cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will not settle in the shortest period possible.

The table below provides detail of the Company’s “gain on derivative instruments, net” by type of derivative instrument for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2022	2021	2022	2021
U.S. Treasury futures	$281,827	$11,209	$721,236	$43,673
Interest rate swaptions	(4,202)	3,985	47,738	42,686
Options on U.S. Treasury futures	630	(3,226)	630	(2,141)
TBA securities	(181,308)	(2,365)	(346,034)	(19,755)
Gain on derivative instruments, net	$96,947	$9,603	$423,570	$64,463

    The table above includes realized gains (losses) of $149,600 and $485,960 for the three and nine months ended September 30, 2022, compared to $(71,708) and $15,962 for the three and nine months ended September 30, 2021 on derivatives designated for tax purposes as hedges of interest rate risk. Though these realized gains (losses) are included in GAAP net income (loss), the majority of these gains are not included in REIT taxable income nor distributable as part of the Company’s dividends until amortized over the original periods hedged, though recognition may be accelerated if the underlying instrument originally hedged is terminated or paid off.

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2022	December 31, 2021
Interest rate swaptions	Derivative assets	Economic hedging	$—	$3,202
Options on U.S. Treasury futures	Derivative assets	Economic hedging	3,047	—
TBA securities	Derivative assets	Investing	10,818	4,767
Total derivatives assets			$13,865	$7,969

TBA securities	Derivative liabilities	Investing	$99,670	—
Total derivatives liabilities			$99,670	$—

Because the Company’s short positions in U.S. Treasury futures are net settled on a daily basis, the carrying value within “derivative assets” on the Company’s consolidated balance sheet nets to $0. As of September 30, 2022, the amount of cash posted by the Company for its U.S. Treasury futures was $105,062, of which $95,665 is the required margin recorded within “restricted cash,” The excess amount of $9,397 is recorded within “due from counterparties.”

The Company’s options on U.S. Treasury futures are recorded at fair value on its consolidated balance sheet as of September 30, 2022. The Company’s cost basis as of September 30, 2022 was $2,417, which represents the premium paid.

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	September 30, 2022	December 31, 2021
Implied market value (1)	$3,224,087	$1,531,188
Implied cost basis (2)	3,312,939	1,526,421
Net carrying value (3)	$(88,852)	$4,767
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

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the nine months ended September 30, 2022:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
Interest rate swaptions	$500,000	$—	$(500,000)	$—
U.S. Treasury futures	(3,890,000)	13,480,000	(14,750,000)	(5,160,000)
Options on U.S. Treasury futures	—	750,000	—	750,000
TBA securities	1,530,000	27,093,000	(25,104,000)	3,519,000

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2022 and December 31, 2021:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2022
Options on U.S. Treasury futures	$3,047	$—	$3,047	$—	$—	$3,047
TBA securities	10,818	—	10,818	(10,818)	—	—
Derivative assets	$13,865	$—	$13,865	$(10,818)	$—	$3,047
December 31, 2021
Interest rate swaptions	$3,202	$—	$3,202	$—	$(481)	$2,721
TBA securities	4,767	—	4,767	—	(1,353)	3,414
Derivative assets	$7,969	$—	$7,969	$—	$(1,834)	$6,135

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2022
TBA securities	$99,670	$—	$99,670	$(10,818)	$(77,096)	$11,756
Derivative liabilities	$99,670	$—	$99,670	$(10,818)	$(77,096)	$11,756

December 31, 2021
Derivative liabilities	$—	$—	$—	$—	$—	$—
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

	September 30, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$3,150,306	$—	$3,150,124	$182	$3,181,839	$—	$3,181,041	$798
Mortgage loans held for investment	3,073	—	—	3,073	4,268	—	—	4,268
Derivative assets:
Options on U.S. Treasury futures	$3,047	$3,047	$—	$—	$—	$—	$—	$—
Interest rate swaptions	—	—	—	—	3,202	—	3,202	—
TBA securities-long position	10,818	—	10,818	—	4,767	—	4,767	—
Total assets carried at fair value	$3,167,244	$3,047	$3,160,942	$3,255	$3,194,076	$—	$3,189,010	$5,066

Liabilities carried at fair value:
TBA securities-long position	$99,670	$—	$99,670	$—	$—	$—	$—	$—
Total liabilities carried at fair value	$99,670	$—	$99,670	$—	$—	$—	$—	$—

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

The Company owns other non-Agency MBS and mortgage loans that are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of September 30, 2022. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the three and nine months ended September 30, 2022 is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Other Non-Agency MBS	Mortgage Loans	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$613	$3,412	$798	$4,268
Change in fair value (1)	(7)	—	(71)	(19)
Principal payments	(527)	(335)	(734)	(1,163)
Accretion (amortization)	103	(4)	189	(13)
Balance as of end of period	$182	$3,073	$182	$3,073
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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of September 30, 2022. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed or otherwise repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. However, because 3-month LIBOR will cease to be a published rate as of June 30, 2023, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on October 17, 2022 to shareholders of record as of October 1, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

Common Stock. During the three months ended September 30, 2022, the Company issued 2,786,877 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $45,039, net of $570 in broker commissions and fees.

The Company currently pays a monthly dividend on its common stock. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

Share-Based Compensation. Total share-based compensation expense recognized by the Company was $2,158 and $4,031 for the three and nine months ended September 30, 2022, respectively, compared to $760 and $1,755 for the three and nine months ended September 30, 2021, respectively.

The following tables present a rollforward of share-based awards for the periods indicated:

	Nine Months Ended
	September 30,
	2022		2021
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	197,804	$15.27	281,761	$14.74
Granted	71,216	15.60	40,027	19.02
Vested	(135,069)	15.49	(123,984)	15.28
Awards outstanding, end of period	133,951	$15.22	197,804	$15.27

RSUs:
Awards outstanding, beginning of period	55,019	$19.40	—	$—
Granted	73,767	15.19	55,019	19.40
Settled	(42,120)	17.85	—	—
Awards outstanding, end of period	86,666	$16.57	55,019	$19.40

PSUs:
Awards outstanding, beginning of period	110,040	$19.40	—	$—
Granted	147,542	15.19	110,040	19.40
Settled	(56,298)	17.09	—	—
Awards outstanding, end of period	201,284	$16.96	110,040	$19.40

The number of RSUs that will potentially settle may range from 0% if the recipient’s service-based vesting condition is not met to 100% if the service-based vesting condition is met. The number of PSUs that will potentially settle may range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of September 30, 2022, the Company expects 100% of the PSUs outstanding will be settled. The Company has DERs accrued for RSUs and PSUs of $172 and $363, respectively, as of September 30, 2022 compared to $50 and $100, respectively, as of December 31, 2021, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share data)

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of September 30, 2022, which will be amortized into compensation expense over the period disclosed:

	September 30, 2022
	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$1,327	1.3 years
RSUs	1,137	2.1 years
PSUs	2,153	1.9 years
Total	$4,617	1.8 years

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

EXECUTIVE OVERVIEW

Extreme interest rate volatility and spread widening continued to define 2022 during the third quarter, particularly in September, as the global economy and markets transition from an extended period of fiscal and monetary easing policies to rapidly tightening financial conditions. Central banks across the globe are fighting inflation while struggling to balance growth and financial stability. As anticipated, the withdrawal of liquidity and raising of interest rates by global central banks has impacted the price of U.S. Treasuries, MBS and generally all risk assets. The entire yield curve continues to shift higher, and spread widening is at or near historic levels, now standing within a few basis points of the peak seen in March of 2020. Our hedging activities help insulate the Company’s book value against rising interest rates, but do not protect the Company from widening spreads.
The charts below show the range of U.S. Treasury rates and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:			Change in Spreads 3Q22	Change in Spreads Year to Date
Investment Type:	September 30, 2022	June 30, 2022	December 31, 2021
Agency RMBS: (1)
2.0% coupon	40	28	3	12	37
2.5% coupon	46	38	11	8	35
3.0% coupon	50	38	22	12	28
3.5% coupon	60	42	19	18	41
4.0% coupon	48	25	7	23	41
4.5% coupon	55	25	10	30	45
Agency DUS (Agency CMBS)(2)	91	67	31	24	60
Freddie K AAA IO (Agency CMBS IO)(2)	205	170	105	35	100
AAA CMBS IO (Non-Agency CMBS IO)(2)	300	225	112	75	188
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. The Company regularly updates the third-party model used, so OAS shown for prior periods may differ from previous disclosures.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.

Third Quarter 2022 Performance Summary

Our total economic return for the third quarter of 2022 was a loss of $(2.17) per common share, a decline of (12.9)% from book value per common share as of June 30, 2022. This loss is comprised of a $(2.56) decline in book value offset by dividends declared of $0.39 per common share for the third quarter. The loss in book value resulted primarily from declines in the fair value of our investments exceeding the gains on our interest rate hedges, mostly due to the spread widening mentioned and shown in the table above. The decline in the market value of the Company's investment portfolio, net of its hedges, was the primary driver of the Company's comprehensive loss to common shareholders of $(99.7) million, or $(2.20) per common share, for the period. In addition, as the Federal Reserve continues increasing the U.S. Federal Funds Rate in its efforts to tame inflation, the Company's borrowing costs have increased. As a result, net interest income for the third quarter declined approximately 50% from the second quarter of 2022. Comprehensive results for the third quarter of 2022 were also impacted by non-recurring severance expenses of $2.7 million, or $0.06 per common share, related to the CFO transition in August 2022. The non-recurring severance expenses and lower net interest income were also the primary drivers of the $(0.16) decline in the Company's earnings available for distribution (“EAD”), a non-GAAP measure, to $0.24 per common share for the third quarter of 2022.

Throughout 2022, we have realized substantial gains on our interest rate hedges. Our comprehensive loss for the third quarter of 2022 included $149.6 million of these gains, which are excluded from our calculation of EAD. However, our REIT taxable income for the third quarter of 2022 includes an estimated benefit of approximately $9.4 million, or $0.21 per common share, from the amortization of accumulated deferred tax hedge gains, which have grown to $512.9 million as of September 30, 2022 compared to $27.0 million as of December 31, 2021. This benefit is distributable to common shareholders as part of the Company’s ordinary income calculations. Additional information regarding the expected impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Liquidity and Capital Resources” within this Item 2.

The following table provides details about the changes in our financial position during the third quarter of 2022:

	Net Changes in Fair Value	Comprehensive Income	Common Book Value Rollforward	Per Common Share
Common shareholders’ equity, June 30, 2022 (1)			$730,865	$16.79
Net interest income		$7,122
TBA drop income		16,282
G & A and other operating expenses		(10,579)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$(191,272)
TBAs	(197,590)
U.S. Treasury futures	281,827
Options on U.S. Treasury futures	630
Interest rate swaptions	(4,202)
Total net change in fair value		(110,607)
Comprehensive loss to common shareholders			(99,705)	(2.20)
Capital transactions:
Net proceeds from stock issuance			46,561	0.03
Common dividends declared			(17,955)	(0.39)
Common shareholders' equity, September 30, 2022 (1)			$659,766	$14.23
(1)Common shareholders' equity is total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111,500.
Current Outlook
Market conditions remain volatile as participants anticipate the Federal Reserve will continue its quantitative tightening through at least the end of 2022. We believe liquidity and flexibility are necessary for navigating through this macroeconomic environment. Subsequent to September 30, 2022, the Company has lowered risk by reducing the size of its investment portfolio and adding to its interest rate hedges in preparation for multiple interest rate scenarios.
While Agency RMBS mortgage spreads are at historically wide levels, we believe there are compelling opportunities for investment. In the medium and long term, Agency RMBS are likely to remain attractive since they have little to no credit risk, are backed by U.S. properties, and are currently yielding higher than average with forward yields projecting even higher. There are several paths to recovery of recent drops in market value of MBS. As higher mortgage rates curtail new home purchases and refinance activity coupled with seasonal slowdown in loan production, we believe MBS supply will likely fall. In the event of a recession, demand for risk-free assets like Agency RMBS will increase. Any certainty about Federal Reserve policy will likely reduce volatility in the market, which should help MBS spreads to tighten. Longer-term, if and when the Federal Reserve decides to reverse its policy and begins reducing the Federal Funds Rate, the yield curve is likely to steepen, establishing a high-return environment for a levered Agency investor.

FINANCIAL CONDITION

Investment Portfolio
Our investment portfolio, which consists primarily of Agency RMBS and TBA securities, has increased approximately 47% (based on amortized cost) since December 31, 2021. Because we have been maintaining a highly liquid and lower leverage profile, we have been able to deploy capital as spreads widened into assets with higher forward returns. Though we do not expect spreads to tighten in the near term and they may widen further, in the intermediate term, we expect book value will recover as investors return to MBS markets and technicals improve. The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:
The following tables compare our fixed-rate Agency RMBS investments including TBA dollar roll positions as of the dates indicated:

	September 30, 2022
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (4)(7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,216,522	$1,233,755	$990,613	20	7.6%	7.20	4.68%
2.5%	673,133	700,586	570,627	25	8.9%	6.74	4.78%
4.0%	333,469	337,653	312,433	22	5.8%	5.80	4.97%
4.5%	815,020	811,695	780,145	1	—%	5.39	5.13%
5.0%	125,900	128,219	122,752	1	—%	4.39	5.38%
TBA 2.5%	400,000	345,750	335,906	n/a	n/a	7.59	n/a
TBA 3.5%	800,000	729,313	719,406	n/a	n/a	6.66	n/a
TBA 4.0%	1,539,000	1,484,523	1,426,765	n/a	n/a	5.71	n/a
TBA 4.5%	780,000	753,353	742,009	n/a	n/a	5.12	n/a
Total	$6,683,044	$6,524,847	$6,000,656	15	6.1%	6.13	4.89%

	December 31, 2021
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (4)(7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,311,069	$1,330,353	$1,312,190	11	8.0%	6.69	1.98%
2.5%	1,165,810	1,215,841	1,199,092	15	11.3%	5.83	2.11%
4.0%	162,868	167,713	175,493	45	34.1%	3.09	2.30%
TBA 2.0%	965,000	957,600	961,080	n/a	n/a	6.54	n/a
TBA 2.5%	190,000	193,563	193,585	n/a	n/a	5.23	n/a
15-year fixed-rate:
TBA 1.5%	375,000	375,259	376,523	n/a	n/a	4.58	n/a
Total	$4,169,747	$4,240,329	$4,217,963	15	11.2%	6.01	2.06%
(1)Implied cost basis of TBAs represents the forward price to be paid for the underlying Agency MBS.
(2)Fair value of TBAs is the implied market value of the underlying Agency security as of the end of the period.
(3)TBAs are included on the consolidated balance sheet within “derivative assets/liabilities” at their net carrying value which is the difference between their implied market value and implied cost basis. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for additional information.
(4)TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.
(5)Constant prepayment rate (“CPR”) represents the 3-month CPR of Agency RMBS held as of date indicated.
(6)Duration measures the sensitivity of a security's price to the change in interest rates and represents the percent change in price of a security for a 100-basis point increase in interest rates. We calculate duration using third-party financial models and empirical data. Different models and methodologies can produce different estimates of duration for the same securities.
(7)Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the date indicated and assuming zero volatility.

Over the past nine months, we have been diversifying the coupons in our Agency RMBS and TBA portfolios in order to mitigate the impact of higher financing rates on our net interest income as well as to minimize book value loss due to higher interest rates and spread widening. Though we realized losses for some of the premium we paid on lower coupon securities sold during this shift, recent purchases of higher coupon Agency RMBS have been at a discount to par, which will be accreted into income over time as principal payments are received.
The remainder of our MBS portfolio is mostly comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties and our non-Agency CMBS IO, which were all originated prior to 2018, are backed by loans collateralized by a number of different property types, including retail, office, multifamily, hotel, and other properties. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as these securities are experiencing the most spread widening, and declining originations in the multifamily and commercial markets are impacting supply.

The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	September 30, 2022
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Coupon (2)	WAVG Market Yield (3)
Agency CMBS	$137,987	$130,384	5.1	3.23%	4.20%
Agency CMBS IO	189,231	177,478	6.8	0.56%	5.07%
Non-Agency CMBS IO	68,187	65,693	2.2	0.98%	5.91%
Total	$395,405	$373,555

	December 31, 2021
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Coupon (2)	WAVG Market Yield (3)
Agency CMBS	$177,211	184,847	5.3	3.25%	2.02%
Agency CMBS IO	199,523	208,858	6.1	0.43%	2.01%
Non-Agency CMBS IO	98,674	100,561	2.8	0.86%	2.81%
Total	$475,408	$494,266
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the date indicated.
(2) Represents the weighted average coupon based on par (notional for CMBS IO) as of the date indicated.
(3) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the date indicated and assuming zero volatility.
Repurchase Agreements
We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. We expect our financing costs will continue to increase throughout 2022 as the Federal Reserve is expected to continue increasing the Federal Funds Rate. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
We have increased our interest rate hedging portfolio since December 31, 2021 by adding a net notional of $1.3 billion in short positions of U.S. Treasury futures. We have shifted to a more neutral position to better protect book value in flattening or inverted yield curve environments while using the type of hedges that allow for a greater degree of flexibility should rates sharply decline due to an exogenous event. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of this section for additional important information about these financial measures.
Three Months Ended September 30, 2022 Compared to the Three Months Ended June 30, 2022
The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	September 30, 2022	June 30, 2022
Net interest income	$7,122	$14,073
Realized loss on sale of investments, net	(70,967)	(18,550)
Unrealized loss on investments, net	(69,197)	(65,103)
Gain on derivative instruments, net	96,947	106,412
General and administrative expenses	(10,146)	(7,201)
Other operating expenses, net	(433)	(295)
Preferred stock dividends	(1,923)	(1,923)
Net (loss) income to common shareholders	(48,597)	27,413
Other comprehensive loss	(51,108)	(60,910)
Comprehensive loss to common shareholders	$(99,705)	$(33,497)

Net Interest Income
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	September 30, 2022			June 30, 2022
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$14,819	$2,779,765	2.13%	$12,860	$2,733,199	1.88%
Agency CMBS	98	165,280	2.18%	1,259	173,647	2.87%
CMBS IO (5)	4,126	265,507	5.24%	4,003	273,427	4.69%
Non-Agency MBS and other investments	140	3,842	7.21%	86	4,404	6.66%
MBS and loans	19,183	$3,214,394	2.40%	18,208	$3,184,677	2.18%
Cash equivalents	1,221			127
Total interest income	$20,404			$18,335

Repurchase agreement financing	(13,282)	2,398,268	(2.17)%	(4,262)	2,486,217	(0.68)%
Net interest income/net interest spread	$7,122		0.23%	$14,073		1.50%
(1)Average balance for assets is calculated as a simple average of the daily amortized cost and excludes securities pending settlement if applicable.

(2)Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.
(3)Effective yield is calculated by dividing interest income by the average balance of asset type outstanding during the reporting period. Unscheduled adjustments to premium/discount amortization/accretion, such as for prepayment compensation, are not annualized in this calculation.
(4)Cost of funds is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.
(5)Includes Agency and non-Agency issued securities.

Net interest income and net interest spread declined for the three months ended September 30, 2022 compared to the three months ended June 30, 2022 as the recent increases in the Federal Funds Rate continue to impact the cost of financing our investment portfolio. The increase in interest expense compared to the prior quarter was partially offset by an increase in interest income resulting from purchases of higher yielding Agency RMBS as well as an increase of $1.1 million in interest income earned from cash equivalents. The effective yield on our Agency CMBS declined primarily due to an early pay off of a $44.0 million bond.

Adjusted Net Interest Income. Please refer to the section “Non-GAAP Financial Measures” for additional information about non-GAAP financial measures used by management to evaluate results of operations.

	Three Months Ended
	September 30, 2022		June 30, 2022
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income/spread	$7,122	0.23%	$14,073	1.50%
Add: TBA drop income (1) (2)	16,282	0.89%	11,074	0.34%
Adjusted net interest income/spread	$23,404	1.12%	$25,147	1.84%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
Our notional balance of TBA securities increased to $3.5 billion with an average coupon of 3.83% as of September 30, 2022 from $3.3 billion with an average coupon of 3.47% as of June 30, 2022. The implied net interest spread on our TBA dollar roll transactions declined 68 basis points to 1.98% for the three months ended September 30, 2022 compared to 2.40% for the prior quarter. Dollar roll specialness, which is the difference between the implied financing rate on TBA dollar roll transactions and the repurchase agreement financing rate for our specified pools of Agency RMBS, increased 16 basis points since the second quarter of 2022.

Gains (Losses) on Investments and Derivative Instruments
The fair value of our investments (including TBA securities accounted for as derivative instruments) is impacted by a number of factors including, among others, market volatility, changes in credit spreads, spot and forward interest rates, actual and anticipated prepayments, and supply/demand dynamics which are in turn impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve. Because we use derivative instruments to economically hedge the impact of changing interest rates on our investment portfolio (including TBA securities), we evaluate our results by comparing how much the gain (loss) on our interest rate hedges offsets the gain (loss) on our MBS and TBAs for any given period. Generally, increasing interest rates will cause a decline in the fair value of our MBS and TBAs and an increase in the fair value of our interest rate hedges. The extent to which these gains and losses offset one another depends on several factors, including, but not limited to, our asset allocation, coupon selection, type of interest rate hedges, and the timing of asset and derivative purchases, sales, maturities, and terminations.

The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	September 30, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(70,967)	$(65,723)	$(42,112)	$(178,802)
Agency CMBS	—	(1,432)	(1,242)	(2,674)
CMBS IO	—	(2,033)	(7,747)	(9,780)
Other non-Agency and loans	—	(9)	(7)	(16)
Subtotal	(70,967)	(69,197)	(51,108)	(191,272)
TBA securities (1)	(78,237)	(103,071)	—	(181,308)
Net loss on investments	$(149,204)	$(172,268)	$(51,108)	$(372,580)

Interest rate hedging portfolio:
U.S. Treasury futures	$98,659	$183,168	$—	$281,827
Interest rate swaptions (2)	50,940	(55,142)	—	(4,202)
Options on U.S. Treasury futures	—	630	—	630
Net gain on interest rate hedges	$149,599	$128,656	$—	$278,255

Total net gain (loss)	$395	$(43,612)	$(51,108)	$(94,325)

	Three Months Ended
	June 30, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(18,550)	$(64,398)	$(52,738)	$(135,686)
Agency CMBS	—	—	(3,886)	(3,886)
CMBS IO	—	(711)	(4,258)	(4,969)
Other non-Agency and loans	—	6	(28)	(22)
Subtotal	(18,550)	(65,103)	(60,910)	(144,563)
TBA securities (1)	(87,722)	17,157	—	(70,565)
Net loss on investments	$(106,272)	$(47,946)	$(60,910)	$(215,128)

Interest rate hedging portfolio:
U.S. Treasury futures	$250,377	$(99,902)	$—	$150,475
Interest rate swaptions (2)	—	26,502	—	26,502
Options on U.S. Treasury futures	—	—	—	—
Net gain on interest rate hedges	$250,377	$(73,400)	$—	$176,977

Total net gain (loss)	$144,105	$(121,346)	$(60,910)	$(38,151)

(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)The Company did not hold any interest rate swaptions as of September 30, 2022. The unrealized loss of $(55.1) million shown for the three months ended September 30, 2022 represents the reversal of the unrealized gain recorded prior to the maturity date of the contract.

Increasing interest rates and spread widening on the majority of our assets resulted in declines in the fair value of our MBS and TBA securities during both the three months ended September 30, 2022 and June 30, 2022. We sold a portion of our lower coupon Agency RMBS and TBAs during the three months ended September 30, 2022 and June 30, 2022, and re-invested the sale proceeds into higher coupon securities. The realized losses on the sales of Agency RMBS and TBA securities may not reduce our taxable income for 2022 and instead, may be carried forward for a period of up to five years to apply against any capital gains realized during the same five year period, if any.

Conversely, as a result of the increase in interest rates, we realized gains when we rolled forward our U.S. Treasury futures during the three months ended September 30, 2022 and June 30, 2022, as well as upon expiration of interest rate swaptions during the three months ended September 30, 2022. The gains on our interest rate hedges are recognized for GAAP purposes in the periods realized, but for tax purposes these gains are deferred and amortized into taxable income over the original contractual term of the derivative instrument (though recognition may be accelerated if the underlying debt instrument originally hedged is terminated or paid off). Please refer to “Liquidity and Capital Resources-Dividends” for additional information regarding the recognition and distribution of these deferred tax hedge gains in future periods.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2022 increased $2.9 million compared to the three months ended June 30, 2022 due primarily to severance costs related to the Company's CFO transition in August 2022.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Net Interest Income
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Nine Months Ended
	September 30,
	2022			2021
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$40,165	$2,751,460	1.95%	$25,090	$2,009,728	1.66%
Agency CMBS	2,650	171,380	2.24%	5,467	220,312	3.17%
CMBS IO (5)	11,686	275,032	5.36%	12,007	339,212	4.57%
Non-Agency MBS and other investments	318	4,386	8.68%	410	6,625	7.86%
MBS and loans	$54,819	$3,202,258	2.26%	$42,974	$2,575,877	2.19%
Cash equivalents	1,348			26
Total interest income	$56,167			$43,000

Repurchase agreement financing	(19,292)	2,562,072	(0.99)%	(4,228)	2,282,140	(0.24)%
Net interest income/net interest spread	$36,875		1.27%	$38,772		1.95%
(1)Average balance for assets is calculated as a simple average of the daily amortized cost and excludes securities pending settlement if applicable.
(2)Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.
(3)Effective yield is calculated by dividing interest income by the average balance of asset type outstanding during the reporting period. Unscheduled adjustments to premium/discount amortization/accretion, such as for prepayment compensation, are not annualized in this calculation.
(4)Cost of funds is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.
(5)Includes Agency and non-Agency issued securities.
Net interest income and net interest spread declined for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the higher Federal Funds Rate impacting the cost of repurchase agreement financing of our investment portfolio. The increase in interest expense/cost of funds was partially offset by higher interest income due to a larger average balance of higher yielding investments outstanding during the nine months ended September 30, 2022 compared to the same period in the prior year.

Adjusted Net Interest Income. Please refer to the section “Non-GAAP Financial Measures” for additional information about non-GAAP financial measures used by management to evaluate results of operations.

	Nine Months Ended
	September 30,
	2022		2021
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income/spread	$36,875	1.27%	$38,772	1.95%
Add: TBA drop income (1) (2)	37,084	0.38%	34,065	0.10%
Adjusted net interest income/spread	$73,959	1.65%	$72,837	2.05%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
Adjusted net interest income increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to our increased investment in TBAs. Implied net interest spread on TBA dollar roll transactions for the nine months ended September 30, 2022 was 2.21% compared to 2.13% for the same period in 2021. Dollar roll specialness for the nine months ended September 30, 2022, which is the difference between the implied financing rate on TBA dollar roll transactions and the repurchase agreement financing rate for our specified pools of Agency RMBS, declined 61 basis points for the nine months ended September 30, 2022 compared to the same period in the prior year.
Gains (Losses) on Investments and Derivative Instruments
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Nine Months Ended
	September 30, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(89,517)	$(240,322)	$(167,884)	$(497,723)
Agency CMBS	—	(1,432)	(13,807)	(15,239)
CMBS IO	—	(3,874)	(21,596)	(25,470)
Non-Agency other	—	—	(71)	(71)
Mortgage loans held for investment and other assets		77	—	77
Subtotal	(89,517)	(245,551)	(203,358)	(538,426)
TBA securities (1)	(252,414)	(93,619)	—	(346,033)
Net loss on investments	$(341,931)	$(339,170)	$(203,358)	$(884,459)

Interest rate hedging portfolio:
U.S. Treasury futures	$435,020	$286,216	$—	$721,236
Interest rate swaptions	50,940	(3,202)	—	47,738
Options on U.S. Treasury futures	—	630	—	630
Net gain on interest rate hedges	$485,960	$283,644	$—	$769,604

Total net gain (loss)	$144,029	$(55,526)	$(203,358)	$(114,855)

	Nine Months Ended
	September 30, 2021
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$3,938	$(3,080)	$(52,640)	$(51,782)
Agency CMBS	2,767	—	(9,374)	(6,607)
CMBS IO	—	(10)	2,140	2,130
Other non-Agency and loans	—	109	(151)	(42)
Subtotal	6,705	(2,981)	(60,025)	(56,301)
TBA securities (1)	1,717	(21,472)	—	(19,755)
Net loss on investments	$8,422	$(24,453)	$(60,025)	$(76,056)

Interest rate hedging portfolio:
U.S. Treasury futures	$(18,013)	$61,686	$—	$43,673
Interest rate swaptions (2)	34,000	8,686	—	42,686
Options on U.S. Treasury futures	(7,339)	5,198	—	(2,141)
Net gain on interest rate hedges	$8,648	$75,570	$—	$84,218

Total net gain (loss)	$17,070	$51,117	$(60,025)	$8,162
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)The Company did not hold any interest rate swaptions as of September 30, 2022. The unrealized loss of $(3.2) million shown for the nine months ended September 30, 2022 represents the reversal of the unrealized gain recorded prior to the maturity date of the contract.
For the nine months ended September 30, 2022, the decline in fair value of our investment portfolio exceeded the gains from our interest rate hedging portfolio by $(114.9) million. Although the Company realized significant gains on its hedge portfolio, spread widening, particularly in September, reduced the value of our investments. In contrast, most of our assets experienced overall spread tightening for the nine months ended September 30, 2021, and though interest rates in the mid-range and longer-term portions of the yield curve steepened sharply in the first quarter of 2021, they modestly flattened somewhat through the second and third quarters of 2021. As a result, our interest rate hedges outperformed our investments, ending the first nine months of 2021 with a net increase of $8.2 million.
As mentioned previously in the discussion of the three months ended September 30, 2022 and June 30, 2022, we have sold lower coupon Agency RMBS and TBAs. For the nine months ended September 30, 2022, we have capital losses of $(341.9) million, which may not be used to reduce taxable income in 2022. Likewise, the majority of realized gains on our interest rate hedges of $486.0 million during the nine months ended September 30, 2022 will not be recognized in taxable income for 2022. Please refer to “Liquidity and Capital Resources-Dividends” for additional information regarding the recognition, timing and distribution of these deferred tax hedge gains in future periods.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2022 increased $6.7 million compared to the nine months ended September 30, 2021 due to higher compensation expenses, the majority of which related to severance costs for the Company's CFO transition in August 2022, and to the ongoing implementation of a new investment accounting system.

Non-GAAP Financial Measures
In evaluating the Company’s financial and operating performance, management considers book value per common share, total economic return (loss) to common shareholders, and other operating results presented in accordance with GAAP as well as certain non-GAAP financial measures, which include the following: earnings available for distribution (“EAD”) to common shareholders (including per common share), adjusted net interest income and the related metric adjusted net interest spread. Management believes these non-GAAP financial measures may be useful to investors because they are viewed by management as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and, with respect to EAD, net of other normal recurring operating income/expenses. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in these non-GAAP financial measures because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date.
However, these non-GAAP financial measures are not a substitute for GAAP earnings and may not be comparable to similarly titled measures of other REITs because they may not be calculated in the same manner. Furthermore, though EAD is one of several factors our management considers in determining the appropriate level of distributions to common shareholders, it should not be utilized in isolation, and it is not an accurate indication of the Company’s REIT taxable income or its distribution requirements in accordance with the Tax Code.
Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	September 30, 2022	June 30, 2022
($s in thousands except per share data)
Comprehensive loss to common shareholders	$(99,705)	$(33,497)
Less:
Change in fair value of investments (1)	191,272	144,563
Change in fair value of derivative instruments, net (2)	(80,665)	(95,338)
EAD to common shareholders	$10,902	$15,728
Average common shares outstanding	45,347,852	39,190,251
EAD per common share	$0.24	$0.40

Net interest income	$7,122	$14,073
TBA drop income (3)	16,282	11,074
Adjusted net interest income	$23,404	$25,147
General and administrative expenses	(10,146)	(7,201)
Other operating expense, net	(433)	(295)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders	$10,902	$15,728

Adjusted net interest spread (4)	1.12%	1.84%
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

Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our borrowing costs and book value per common share. In the past, we used interest rate swaps to hedge interest rate risk and included the net periodic interest benefit/cost of those instruments in each of the non-GAAP measures mentioned above. Management is using U.S. Treasury futures instead of interest rate swaps because these U.S. Treasury futures generally have lower margin requirements and offer more flexibility in the current rapidly changing interest rate environment. During the current year, the Company has realized substantial gains on its U.S. Treasury futures as well as other interest rate hedges which are included in GAAP earnings, but are not included in EAD, adjusted net interest income or adjusted net interest spread. Furthermore, because these U.S. Treasury futures and other derivative instruments were designated as tax hedges, the realized gains will be amortized into REIT taxable income over the next several years. We estimate our deferred tax hedge gains to be $512.9 million as of September 30, 2022, which is a significant increase from $27.0 million as of December 31, 2021. For the three months ended September 30, 2022, the tax benefit of our hedge gains is approximately $9.4 million, or $0.21 per common share, which is not included in the Company’s calculation of EAD, but is distributable to common shareholders as part of the Company’s ordinary income calculations. Additional information regarding the expected impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Liquidity and Capital Resources.”

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
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of September 30, 2022, our most liquid assets were $505.2 million compared to $533.1 million as of December 31, 2021. We are continuing to maintain higher levels of available liquidity and lower absolute levels of leverage to protect our book value and to provide us greater financial flexibility against market volatility, which we believe is likely to continue for the near-term, especially given potential risk events on the horizon, such as the Federal Reserve’s quantitative tightening measures, the impact on global markets stemming from global central bank policies, and the war between Russia and Ukraine.
We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. We also communicate frequently with our counterparties. We have not experienced any material changes in the terms of our repurchase agreements with our counterparties, and they have not indicated to us any concerns regarding access to liquidity.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, increased to 8.5x shareholders’ equity as of September 30, 2022 from 5.7x as of December 31, 2021 primarily as a result of our increased investment in TBA securities. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
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
The amount outstanding for our repurchase agreement borrowings will typically fluctuate in any given period as it is dependent upon a number of factors, but particularly the extent to which we are active in buying and selling securities, including the volume of activity in dollar roll transactions versus buying specified pools. For example, our average balance of repurchase agreement borrowings outstanding during the third quarter of 2022 was significantly lower than maximum balance outstanding during the same period as well as the balance outstanding as of September 30, 2022 because we purchased $847.8 million of Agency RMBS toward the end of the third quarter of 2022. The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2022	$3,009,269	$2,398,268	$3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683
September 30, 2020	2,594,683	2,984,946	3,314,991
June 30, 2020	3,314,991	2,580,296	4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731
December 31, 2019	4,752,348	4,806,826	4,891,341

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. The weighted average haircut for our borrowings as of September 30, 2022 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 13-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk”, which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of September 30, 2022, the Company had repurchase agreement amounts outstanding with 25 of its 37 available repurchase agreement counterparties and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
As discussed in our 2021 Form 10-K, we have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of September 30, 2022, and we are not aware of any circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of September 30, 2022, we had cash collateral posted to our counterparties of $246.2 million under these agreements.
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
Dividends
As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after certain deductions. When declaring dividends, our Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, financial performance measures, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.
Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our financing costs and book value per common share. Realized and unrealized gains (losses) on these derivative instruments are included in GAAP earnings, but are not included in EAD to common shareholders and are not factored into our repurchase agreement borrowing cost or net interest spread. We have realized gains of $149.6 million for the third quarter of 2022 and $486.0 million for the nine months ended September 30, 2022 on our derivative instruments designated as interest rate hedges for tax purposes. Though these realized gains are included in our GAAP earnings, the majority will not be included in our REIT taxable income for 2022. As a result, our net deferred tax hedge gain has increased substantially to $512.9 million as of September 30, 2022 compared to $27.0 million as of December 31, 2021. The amortization of our net deferred tax hedge gain will be amortized into REIT taxable income over several years, which we expect to mitigate the impact of higher financing costs.
The following table provides the projected amortization of our deferred tax hedge gain as of September 30, 2022 that will be recognized as taxable income over the periods indicated:

Period of Recognition for Remaining Hedge Gains, Net	September 30, 2022
($ in thousands)
First quarter 2022	$(560)
Second quarter 2022	1,950
Third quarter 2022	9,376
Fourth quarter 2022	11,778
First quarter 2023	12,343
Second quarter 2023	12,352
Third quarter 2023	12,385
Fourth quarter 2023	12,476
Fiscal year 2024	52,128
Fiscal year 2025 and thereafter	388,715
$512,943
As shown in the table above, we currently expect to recognize approximately $49.6 million in deferred tax hedge gains during 2023. As of September 30, 2022, we also had $352.0 million in capital loss carryforwards, the majority of which expire in 2027, and a net operating loss carryforward of $17.4 million, of which $8.1 million expires at the end of 2022 and $1.2 million expires in 2023. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much, if any, of the $49.6 million in deferred tax hedge gains to be recognized in 2023 will impact our dividend declarations for next year, or in any year.
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

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the nine months ended September 30, 2022 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2022.

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

The table below shows the projected sensitivity of our net interest income as of the dates indicated assuming an instantaneous parallel shift in interest rates and no changes in the composition of our investment portfolio:

	Projected Change in Net Interest Income Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
September 30, 2022	265.7%	151.1%	(78.4)%	(193.3)%
December 31, 2021	(1)	8.3%	(9.7)%	(20.0)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented for the portfolio as of December 31, 2021.

Because our MBS portfolio as of the periods indicated in the table above is comprised of fixed rate assets, our interest income will not benefit from an increase in interest rates, while a parallel increase in interest rates would increase our borrowing costs. Conversely, a parallel decrease in interest rates would lower our borrowing costs without causing a decline in our interest income. The increase in projected sensitivity as of September 30, 2022 is significantly higher than the projected sensitivity as of December 31, 2021 because, as shown by the graphs in Item 2, “Executive Overview”, interest rates as of September 30, 2022 were significantly higher than interest rates as of December 31, 2021. In addition, because projected Federal Funds Rate increases are resulting in lower projected net interest income as of September 30, 2022 compared to December 31, 2021, the calculation has a smaller denominator compared to December 31, 2021, which results in higher percentage changes in sensitivity to rate changes.
Management considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk on the market value of its investments and common equity. Because interest rates do not typically move in a parallel fashion from quarter to quarter (as can be seen by the graphs for U.S. Treasury and swap rates in Item 2, “Executive Overview”), the tables below show the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming instantaneous parallel shifts and non-parallel shifts in market interest rates. The overall market value sensitivity of our investments and hedges as of September 30, 2022 has declined modestly compared to that as of December 31, 2021.

	September 30, 2022
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.8%	26.6%	1.4%	13.4%	(1.4)%	(13.3)%	(2.7)%	(26.3)%
CMBS	0.1%	0.7%	—%	0.4%	—%	(0.3)%	(0.1)%	(0.7)%
CMBS IO	—%	0.3%	—%	0.1%	—%	(0.1)%	—%	(0.3)%
TBAs	2.9%	27.6%	1.5%	14.3%	(1.5)%	(15.0)%	(3.1)%	(30.4)%
Interest rate hedges	(5.0)%	(48.1)%	(2.5)%	(24.3)%	2.5%	24.4%	5.0%	48.4%
Total	0.8%	7.1%	0.4%	3.9%	(0.4)%	(4.3)%	(0.9)%	(9.3)%

	December 31, 2021
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.6%	18.6%	1.6%	11.1%	(1.9)%	(13.5)%	(4.0)%	(28.5)%

CMBS	0.2%	1.4%	0.1%	0.7%	(0.1)%	(0.7)%	(0.2)%	(1.3)%
CMBS IO	0.2%	1.1%	0.1%	0.6%	(0.1)%	(0.6)%	(0.2)%	(1.1)%
TBAs	1.4%	9.7%	0.9%	6.1%	(1.1)%	(7.5)%	(2.3)%	(15.9)%
Interest rate hedges	(6.9)%	(49.1)%	(3.5)%	(24.6)%	3.5%	24.9%	7.0%	49.5%
Total	(2.5)%	(18.3)%	(0.8)%	(6.1)%	0.3%	2.6%	0.3%	2.7%

Non-Parallel Shifts		September 30, 2022		December 31, 2021
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	0.2%	2.0%	0.3%	2.5%
+25	+50	(0.5)%	(5.3)%	0.2%	1.3%
+50	+25	(0.2)%	(1.5)%	0.1%	2.5%
+50	+100	(1.2)%	(11.3)%	—%	0.1%
0	-25	0.3%	2.8%	(0.2)%	(1.2)%
-10	-50	0.5%	5.0%	(0.6)%	(4.0)%
-25	-75	0.6%	6.1%	(1.3)%	(9.0)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Over the past nine months, we have shifted our interest rate risk position from a relatively shorter duration as of December 31, 2021, which protected our book value from increasing interest rates, to a more neutral position as of September 30, 2022 because we expect the pace of future increases in interest rates on the back end of the yield curve will lessen, and further flattening and potentially inverting of the yield curve to be more likely scenarios.

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
The Company's exposure to changes to market spreads has not materially shifted for our investment portfolio as of September 30, 2022 versus our investment portfolio as of December 31, 2021. The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	September 30, 2022		December 31, 2021
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.3)%	(12.5)%	(1.3)%	(9.2)%
+10	(0.6)%	(6.2)%	(0.6)%	(4.4)%
-10	0.6%	6.2%	0.6%	4.4%
-20/-50 (2)	1.3%	12.5%	1.3%	9.2%
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
We seek to manage our prepayment risk on our MBS by diversifying our investments and investing in securities which either contain loans for which the underlying borrowers have some disincentive to refinance or have some sort of prepayment prohibition or yield maintenance as is the case with CMBS and CMBS IO. Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A.    RISK FACTORS

Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2021 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. In addition, presented below are certain risk factors discussed in our 2021 Form 10-K that we have updated in light of the current market environment. Other than as described below, there have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K.

Changes in monetary policy implemented by the Federal Reserve, including its recent increases in the targeted Federal Funds Rate and its reduction of purchases of longer-term Treasury securities and fixed-rate Agency MBS have caused interest rates to rise and the yield curve to flatten which has negatively impacted, and may continue to impact, the market value of our investments and our borrowing costs.
In an effort to tame rising inflation levels, the Federal Reserve has been aggressively increasing the Federal Funds Rate since the first quarter of 2022, ending the third quarter of 2022 with a target range of 3.00%-3.25%, and is likely to continue the hikes through at least the end of 2022. In addition, the Federal Reserve’s quantitative tightening policies have included decreasing the pace of its large-scale purchases of Agency RMBS and U.S. Treasuries, creating net supply in the market. The combination of these actions have resulted in an increase in interest rates and a flattening of the yield curve, negatively impacting the market value of our investments since the fourth quarter of 2021 and so far into 2022. In addition, the increase in the Federal Funds Rate has significantly increased our borrowing costs, which is likely to continue through at least the remainder of 2022.

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

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, interest rate increases, policy priorities of the U.S. government, trade wars, unemployment, the availability and cost of financing, or the mortgage market and a declining real estate market may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

The Company has not repurchased any shares of its Series C Preferred Stock. The following table summarizes repurchases of our common stock that occurred during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($s in thousands)
July 1 - 31, 2022	—	$—	—	$60,000
August 1 - 31, 2022	—	—	—	60,000
September 1 - 30, 2022 (1)	8,495	11.65	—	60,000
	8,495	$11.65	—
(1) These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted stock issued for share-based compensation. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Program authorized by the Company's Board of Directors.

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

10.45	Executive Agreement and General Release between Dynex Capital, Inc. and Stephen J. Benedetti dated as of July 26, 2022 (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	October 31, 2022	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer,
and Director
(Principal Executive Officer)

Date:	October 31, 2022	/s/ Robert S. Colligan
Robert S. Colligan
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial Officer)