Form 10-K
period 2022-12-31
DYNEX CAPITAL INC
filed 2023-02-27
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No            ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $679,581,912 based on the closing sales price on the New York Stock Exchange of $15.92.

On February 22, 2023, the registrant had 53,836,369 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”). We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2022. See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as the "Company,” “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

Dynex Capital, Inc. commenced operations in 1988 and is an internally managed mortgage real estate investment trust (“REIT”), which invests in mortgage-backed securities (“MBS”). We finance our investments principally with repurchase agreements. Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through the payment of regular dividends and through capital appreciation of our investments.
We are primarily invested in Agency MBS including residential MBS (“RMBS”), commercial MBS (“CMBS”) and CMBS interest-only (“CMBS IO”) securities. Agency MBS have an implicit guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. We also have investments in non-Agency MBS, which consist mainly of CMBS IO. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal or interest payments.

INVESTMENT STRATEGY

Our investment strategy and the allocation of our capital to a particular sector or investment is driven by a “top-down” framework that focuses on the risk management, scenario analysis, and expected risk-adjusted returns of any investment. Key points of this framework include the following:
•understanding macroeconomic factors, global monetary and fiscal policies, and possible evolving outcomes;
•understanding the regulatory environment, competition for assets, and terms and availability of financing;
•investment analysis including understanding absolute returns, relative and risk-adjusted returns, and supply/demand metrics in various mortgage asset classes;
•financing and hedging analysis including sensitivity analysis on credit, interest rate volatility, liquidity, and market value risk; and
•managing performance and inherent portfolio risks, including but not limited to interest rate, credit, prepayment, and liquidity risks.

In allocating our capital and executing our strategy, we seek to balance the risks of owning specific types of investments with the earnings opportunity on the investment. Though the majority of our current investment portfolio is in fixed-rate Agency RMBS, we have allocated capital at various times over the last decade to a variety of other investments including adjustable-rate Agency RMBS, fixed-rate Agency CMBS, investment grade and unrated non-Agency RMBS and CMBS, Agency and non-Agency CMBS IO, and residual interests in securitized mortgage loans. Our investments in non-Agency MBS are generally higher quality senior or mezzanine classes (typically rated 'A' or better by one or more of the nationally recognized statistical rating organizations) because they are typically more liquid (i.e., they are more easily converted into cash either through sales or pledges as collateral for repurchase agreement borrowings) and have less exposure to credit losses than lower-rated non-Agency MBS. We regularly review our existing operations to determine whether our investment strategy or business model should change, including through capital reallocation, changing our targeted investments as well as hedging instruments, and shifting our risk position.

From time to time, we analyze and evaluate potential business opportunities that we identify or are presented to us, including possible partnerships, mergers, acquisitions, or divestiture transactions that might maximize value for our shareholders. Pursuing such an opportunity or transaction could require us to issue additional equity or debt securities.

The performance of our investment portfolio will depend on many factors including, but not limited to, interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, demand for our investments, general market liquidity, economic and global political conditions, and the credit performance of our investments. In addition, our business model may be impacted by other factors such as the condition of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” below, Item 1A of Part I, “Risk Factors”, and Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further discussion.

RMBS. As of December 31, 2022, the majority of our investments in RMBS were Agency-issued pass-through securities collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. Mortgage pass-through certificates generally distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

We also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in non-specified fixed-rate Agency RMBS, and from time to time, we may also sell TBA securities as a means of economically hedging our book value exposure to Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral. The actual Agency securities to be delivered are not identified until approximately 2 days before the settlement date. We hold long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBAs purchased or sold for a forward settlement date are generally priced at a discount relative to TBAs settling in the current month. This price difference, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. We account for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest period possible.

CMBS. Our CMBS investments as of December 31, 2022 were fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which we believe makes CMBS less costly to hedge relative to RMBS.

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

Repurchase agreement financing is provided principally by major financial institutions and broker-dealers acting as financial intermediaries for short-term cash investors including money market funds and securities lenders. Repurchase agreement financing exposes us to counterparty risk to such financial intermediaries, principally related to the excess of our collateral pledged over the amount borrowed. We seek to mitigate this risk by spreading our borrowings across a diverse set of repurchase agreement lenders. As of December 31, 2022, we did not have more than 5% of equity at risk with any of our repurchase agreement counterparties. In limited instances, a money market fund or securities lender has directly provided funds to us without the involvement of a financial intermediary typically at a lower cost than we would incur borrowing from the financial intermediary. Borrowing directly from these sources also reduces our risk to the financial intermediaries. Please refer to "Risk Factors-Risks Related to Our Financing and Hedging Activities" in Item 1A of Part I of this Annual Report on Form 10-K for additional information regarding significant risks related to repurchase agreement financing.

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

Our hedging strategy is dynamic and is based on our assessment of U.S. and global economic conditions and monetary policies. We frequently adjust our hedging portfolio based on our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations. During 2022, we used U.S. Treasury futures, options on U.S. Treasury futures, and options on interest rate swaps (“interest rate swaptions”) to mitigate adverse impacts of interest rate changes on our total economic return.

In conducting our hedging activities, we intend to comply with REIT and tax limitations on our hedging instruments, which could limit our activities and the instruments that we may use. We also intend to enter into derivative contracts only with the counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency.

OPERATING POLICIES AND RISK MANAGEMENT

We invest our capital and manage our risk according to our “Investment Policy” and “Investment Risk Policy,” which are approved by our Board of Directors. These policies set forth investment and risk limitations as they relate to the Company's investment activities and set parameters for the Company's investment and capital allocation decisions. These policies also place limits on certain risks to which we are exposed, such as interest rate risk, prepayment risk, earnings at risk, liquidity risk, and shareholders’ equity at risk from changes in fair value of our investment securities, and also set forth limits for the Company’s overall leverage.

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

Within the overall limits established by these policies, our investment and capital allocation decisions depend on prevailing market conditions and other factors and may change over time in response to opportunities available in different economic and capital market environments. Our Board of Directors may also adjust the Company’s Investment Policy and Investment Risk Policy from time to time based on macroeconomic expectations, market conditions, and risk tolerances among other factors.

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

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is largely driven by the performance of our investment portfolio and related financing and hedging activity and may be impacted by a number of factors such as the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest rates, actual and estimated future prepayment rates on our investments, supply of and competition for investments, the influence of economic conditions on the credit performance of our investments, and market required yields as reflected by market spreads. All of the above factors are influenced by market forces beyond our control such as macroeconomic and geopolitical conditions, market volatility, Federal Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy. In addition, our business may be impacted by changes in regulatory requirements, including requirements to avoid qualifying as an investment company pursuant to the 1940 Act, and REIT requirements.

Our business model is also impacted by the availability and cost of financing and the state of the overall credit markets. Reductions or limitations in the availability of financing for our investments could significantly impact our business or force us to sell assets, potentially at losses. Disruptions in the repurchase agreement market may also directly impact our availability and cost of financing. Repurchase agreement lending by larger U.S. domiciled banks has declined in recent years due to increased regulation and changes to regulatory capital requirements. Their repurchase market participation has been replaced by smaller independent broker dealers that are generally less regulated and by U.S. domiciled broker dealer subsidiaries of foreign financial institutions.

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

ENVIRONMENTAL, SOCIAL, AND CORPORATE GOVERNANCE INITIATIVES

We believe that environmental, social, and corporate governance ("ESG") practices and initiatives are important in sustaining and growing the Company. Our ESG practices seek to create value by improving the environment and the lives of our employees, shareholders, business partners, and the community. We continually search for opportunities in pursuit of the long-term success of our business and to enhance the communities where we operate through corporate giving, employee volunteering, human capital development, and environmental sustainability programs.

Our Board of Directors has formal oversight of our ESG strategies, policies, activities, and communications, including for purposes of risk management. We have adopted the Sustainability Accounting Standards Board (“SASB”) Conceptual Framework, and we have made available on our website disclosures in accordance with the Financials Sector standards of the SASB. Additional details regarding our ESG practices and initiatives will also be available in our 2023 proxy statement.

In addition to the discussion below, details regarding our ESG practices and initiatives will be available in our 2023 Proxy Statement, including details on how we reduce our carbon footprint, our code of business conduct and ethics, and other governance commitments.

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

As of December 31, 2022, we had 19 full and part-time employees with an average tenure of 13.8 years, and our voluntary turnover rate was 0% for the three years ended December 31, 2022. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

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

As of December 31, 2022, 53% of our employees were women or self-identified minorities.

Health, Safety, and Wellness

The Company strives to offer its employees a healthy work-life balance and an open environment in which they are encouraged to offer thoughts and opinions. Employees have a wide selection of resources available to help protect their health, well-being, and financial security, including an on-site gym, coverage of a substantial portion of their health insurance, and a competitive 401(k) company match. We provide our employees with access to flexible, comprehensive and convenient medical coverage intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance, term life insurance, and other benefits. In addition, we have historically offered flexible working arrangements to accommodate the individual needs of our employees.

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
•formal process for determining current and future human capital requirements;
•implementation of improved performance measures designed to better determine individual and team developmental needs.

COMPETITION

The business models of mortgage REITs range from investing only in Agency MBS to investing substantially in non-investment grade MBS and originating and securitizing mortgage loans and investing in mortgage servicing rights. Some mortgage REITs will invest in RMBS and related investments only, some in CMBS and related investments only, and some in a mix. Each mortgage REIT will assume various types and degrees of risk in its investment strategy. In purchasing investments and obtaining financing, we compete with other mortgage REITs, broker-dealers and investment banking firms, GSEs, mutual funds, banks, hedge funds, mortgage bankers, insurance companies, governmental bodies, including the Federal Reserve, and other entities, many of which may have greater financial resources and a lower cost of capital than we do. Increased competition in the market may reduce the available supply of investments and may drive prices of investments to levels which would negatively impact our ability to earn an acceptable amount of income from these investments. Competition can also reduce the availability of borrowing capacity at our repurchase agreement counterparties as such capacity is not unlimited, and many of our repurchase agreement counterparties limit the amount of financing they offer to the mortgage REIT industry.

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

We use the calendar year for financial reporting in accordance with GAAP as well as for tax purposes. Income determined under GAAP differs from income determined under U.S. federal income tax rules primarily because of temporary differences in income and expense recognition. The primary differences between our GAAP net income and our taxable income are (i) unrealized gains and losses are recognized in net income for GAAP purposes but are excluded from taxable income until realized; (ii) realized gains and losses on derivatives that are designated as tax hedges which are recognized in net income for GAAP purposes but are deferred and amortized for tax purposes over the original periods hedged by those derivatives (e.g., ten-years for a short position on a ten-year U.S. Treasury futures position); and (iii) permanent differences due to limitations on the deductibility of certain GAAP expenses from taxable income. The Company estimates its REIT taxable income for the year ended December 31, 2022 is $40.6 million, which includes $22.5 million related to amortization of net deferred tax hedge gains.
The following table provides the projected amortization of our net deferred tax hedge gains as of December 31, 2022 that will be recognized as taxable income over the periods indicated, though recognition of deferred tax hedge gains and losses may be accelerated if the underlying instrument originally hedged is terminated or paid off:

Period of Recognition for Remaining Hedge Gains, Net	December 31, 2022
($ in thousands)
First quarter 2023	$18,153
Second quarter 2023	18,162
Third quarter 2023	18,195
Fourth quarter 2023	18,286
Fiscal year 2024	75,368
Fiscal year 2025 and thereafter	547,001
$695,165

As of December 31, 2022, we also had $408.6 million of capital loss carryforwards, the majority of which expire in 2027, and $9.3 million of net operating loss (“NOL”) carryforwards, which were all generated prior to January 1, 2018 and will expire over the next 3 years if not used.

The following table summarizes our dividends declared per share and their related tax characterization for the periods indicated:

	Tax Characterization			Total Dividends Declared Per Share
	Ordinary	Capital Gain	Return of Capital
Common dividends declared:
Year ended December 31, 2022	$0.86186	$—	$0.69814	$1.56000
Year ended December 31, 2021	$0.07506	$—	$1.48494	$1.56000

Preferred Series B dividends declared:
Year ended December 31, 2022	$—	$—	$—	$—
Year ended December 31, 2021	$0.63012	$—	$—	$0.63012

Preferred Series C dividends declared:
Year ended December 31, 2022	$1.72500	$—	$—	$1.72500
Year ended December 31, 2021	$1.72500	$—	$—	$1.72500

Qualification as a REIT

Qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Sources of Income. To continue qualifying as a REIT, we must satisfy two distinct tests with respect to the sources of our income: the “75% income test” and the “95% income test.” The 75% income test requires that we derive at least 75% of our gross income (excluding gross income from prohibited transactions) from certain real estate-related sources. In order to satisfy the 95% income test, 95% of our gross income for the taxable year must consist of either income that qualifies under the 75% income test or certain other types of passive income such as interest and dividends. Our primary source of income is interest on obligations secured by mortgages on real property.

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

Nature and Diversification of Assets. At the end of each calendar quarter, we must meet multiple asset tests. Under the “75% asset test,” at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the “10% asset test,” we may not own more than 10% of the outstanding voting power or value of securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries. Under the “5% asset test,” ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets (excluding ownership of any taxable REIT subsidiaries). Taxable REIT subsidiaries may not exceed 20% of the value of our total assets.

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
Our investments fluctuate in value due to a number of factors including, among others, market volatility, geopolitical events and changes in credit spreads, spot and forward interest rates, and actual and anticipated prepayments. Our investments may also fluctuate in value due to increased or reduced demand for the types of investments we own. The level of demand may be impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve.
Changes in credit spreads represent the market’s valuation of the perceived riskiness of assets relative to risk-free rates. Credit spreads change based on a number of factors, including, but not limited to, macroeconomic and systemic changes, factors specific to a particular security such as prepayment performance or credit performance, market psychology, and Federal Reserve monetary policies. When credit spreads widen, the market value of our investments will decline because market participants typically require additional yield to hold riskier assets.
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
Interest rate fluctuations impact us in multiple ways. During periods of rising rates, particularly interest rate increases that occur with increases to the targeted U.S. Federal Funds Rate (“Federal Funds Rate”), we may experience a decline in our profitability because our borrowing rates may increase faster than our investments mature or the coupons on our investments reset. As seen in 2022, the Federal Reserve increased the targeted range for the Federal Funds Rate in an effort to slow inflation, which resulted in a significant increase to our repurchase agreement financing costs. Any future increases in the Federal Funds Rate and market anticipation of the same, are likely to cause our borrowing costs to increase further, negatively impact our net interest income, dividend, and book value per common share.
Interest rate increases may also negatively affect the market value of our securities, and we may not be able to adequately hedge against such increases, resulting in declines in comprehensive income, book value per common share, and liquidity. Since our investment portfolio consists substantially of fixed rate instruments, rising interest rates will reduce the market value of our MBS as market participants will in turn demand higher yielding assets. Reductions in the market value of our MBS typically result in margin calls from our lenders, which impacts our liquidity.
Conversely, declining interest rates may expose us to prepayment risk to the extent that prepayments increase on investments we own at a premium to their par value. We amortize the premiums we pay for a security using the effective interest method, so as prepayments increase, the amortization expense of any remaining premium we paid for an investment will also increase, and thereby result in a decline in net interest income. In addition, declining interest rates may result in declining market value on MBS, as market participants factor in potentially faster prepayment rates.
It can be difficult to predict the impact on interest rates of unexpected and uncertain domestic and global political and economic events, such trade conflicts, international politics, global monetary policy and the impact of economic or other sanctions; however, events such as these may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the value of the assets we hold, and the financial strength of counterparties with whom we transact business. As we experienced with the onset of COVID-19 and through the resulting inflation and subsequent market volatility, the impact of interest rate changes may negatively impact the availability and cost of our short-term debt financing, our business operations, and our financial results.
We invest in TBA securities and execute TBA dollar roll transactions. It could be uneconomical to roll our TBA contracts or we may be unable to meet margin calls on our TBA contracts.
Under certain market conditions, TBA dollar roll transactions may result in negative net interest income whereby the Agency RMBS purchased (or sold) for forward settlement under a TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Changes to prepay expectations on Agency RMBS as well as changes to the Federal Reserve’s reinvestment policy on Agency RMBS may adversely impact the TBA dollar roll market. Under such conditions, we may not be able to roll our TBA positions prior to the settlement date, which could cause us to accept physical delivery of the security (or in the case of a short position, force us to deliver one of our Agency RMBS), which would mean using cash to pay off any amounts outstanding under a repurchase agreement collateralized by that security. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts and our trading counterparties may require us to post additional margin above the levels established by the MBSD. Negative income on TBA dollar roll transactions, failure to procure adequate financing to settle our obligations, or failure to meet margin calls under our TBA contracts could result in default or force us to sell assets under adverse market conditions, and thereby adversely affect our financial condition and results of operations.
Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, inflation, interest rate increases, policy priorities of the U.S. government, trade wars, unemployment, the availability and cost of financing, or the mortgage market and a declining real estate market may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries.

Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our investments. When these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability and financial condition including our liquidity may be adversely affected if we are unable to obtain cost-effective financing for our investments.
Changes in monetary policy implemented by the Federal Reserve, including its recent increases in the targeted Federal Funds Rate and its reduction of purchases of longer-term Treasury securities and fixed-rate Agency MBS have caused interest rates to rise and the yield curve to invert which has negatively impacted, and may continue to impact, the market value of our investments, borrowing costs, and our ability to earn net interest income.
In an effort to tame rising inflation levels, the Federal Reserve has been aggressively increasing the Federal Funds Rate since the first quarter of 2022, ending the fourth quarter of 2022 with a target range of 4.25%-4.50%. While the Federal Reserve has signaled that the rate of increases may slow as inflation begins to decrease to the Federal Reserve’s target amount of 2%, increases are expected to continue into 2023. In addition, the Federal Reserve’s quantitative tightening policies have included decreasing the pace of its large-scale purchases of Agency RMBS and U.S. Treasuries, creating excess supply in the market. The combination of these actions have resulted in an increase in interest rates and an inversion of the yield curve, negatively impacting the market value of our investments since the fourth quarter of 2021 and through 2022. In addition, the increase in the Federal Funds Rate has significantly increased our borrowing costs, which is likely to continue into 2024 as the Federal Reserve seeks to bring inflation down to better align with its target levels. It is difficult to earn net interest income while the yield curve is inverted and it is uncertain when or if the yield curve will steepen.
We invest in MBS that are traded in over-the-counter (“OTC”) markets which are less liquid and have less price transparency than assets traded on securities exchanges. Owning securities that are traded in OTC markets may increase our liquidity risk, particularly in a volatile market environment, because our assets may be more difficult to borrow against or sell in a prompt manner and on terms acceptable to us which may result in losses upon sale of these assets.
Though Agency MBS are generally deemed to be very liquid securities, turbulent market conditions may significantly and negatively impact the liquidity and market value of these assets. Non-Agency MBS are typically more difficult to value, less liquid, and experience greater price volatility than Agency MBS. In addition, market values for non-Agency MBS are typically more subjective than Agency MBS. In times of severe economic stress, a market may not exist for certain of our assets at any price. If the MBS market were to experience a severe or extended period of illiquidity, lenders may refuse to accept our assets as collateral for repurchase agreement financing, which could have a material adverse effect on our results of operations, financial condition and business. A sudden reduction in the liquidity of our investments could limit our ability to finance or could make it difficult to sell investments if the need arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the fair value at which we have previously recorded our investments.
Changes in prepayment rates on the mortgage loans underlying our investments may subject us to reinvestment risk and adversely affect our profitability, the market value of our investments, and our liquidity.
We are subject to reinvestment risk as a result of the prepayment, repayment, and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets or TBA securities, and if market yields on new investments are lower, our interest income will decline. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain capital or pay dividends to return capital to shareholders rather than reinvest capital, or if we invest capital in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of income generated by our investment portfolio will likely decline.
RMBS have no prepayment protection while CMBS and CMBS IO have voluntary prepayment protection in the form of a prepayment lock-out on the loan for an initial period or by yield maintenance or prepayment penalty provisions, which serve as full or partial compensation for future lost interest income on the loan, although, we may not be able to reinvest the proceeds into a similar yielding asset. Compensation for voluntary prepayment on CMBS IO securities may not be sufficient to compensate us for the loss of interest as a result of the prepayment. We have no protection from involuntary prepayments. The impact of involuntary prepayments on high premium investments including CMBS IO and higher coupon Agency CMBS is particularly acute because the investment consists entirely of premium. An increase in involuntary prepayments will result in the loss of investment premiums at an accelerated rate which could materially reduce our profitability and dividend. Involuntary prepayments typically increase in periods of economic slowdown or stress, and actions taken as a result by the GSEs and federal, state and local governments. Defaults in loans underlying our CMBS IO, particularly loans in non-Agency CMBS IO securities collateralized by income producing properties such as retail shopping centers, office buildings, multifamily apartments and hotels, may increase as a result of economic weakness.
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
Loans underlying our non-Agency MBS receive primary and special servicing from third-party service providers, who control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan. Though the servicer has a fiduciary obligation to act in the best interest of the securitization trust, we have no contractual rights with the third-party servicer and significant latitude exists with respect to certain of its servicing activities. If a third-party servicer fails to perform its duties under the securitization documents, this may result in a material increase in delinquencies or losses to the securities. As a result, the value of the securities may be impacted, and we may incur losses on our investment.
In addition, we are exposed to risk to the extent that a third-party servicer becomes insolvent or unable to perform its obligations under the agreements governing the outstanding securities. U.S. bankruptcy laws may also relieve the servicer from its obligations to make advance payments of amounts due from loan borrowers or limit its obligation to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans. While we expect that the GSEs will transfer the servicing or otherwise make the investors in Agency MBS whole, for non-Agency MBS, financial difficulties with the servicer could lead to a material increase in delinquencies or losses to the securities. As a result, the value of the securities may be impacted, and we may incur losses on our investment.
Under the terms of most securities we hold, we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a corporate trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses.
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
We invest in securities guaranteed by Fannie Mae and Freddie Mac which are currently under conservatorship by the Federal Housing Finance Agency (“FHFA”). Potential changes to the federal conservatorship of Fannie Mae and Freddie Mac or to the laws and regulations affecting the support that the GSEs receive from the U.S. government may adversely affect our business.
As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the GSEs with the goal of preserving and conserving their assets. At various times since implementation of the conservatorship, Congress has considered structural changes to the GSEs, including proposals that could lead to the release of the GSEs from conservatorship. Looming recession concerns and market volatility have raised concerns at the FHFA that the GSEs may need additional capital in order to meet their obligations as guarantors on trillions of dollars of MBS. The market value of Agency MBS today is highly dependent on the continued support of the GSEs by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed, or if the GSEs are released from conservatorship, the market value of Agency MBS may significantly decline, making it difficult for us to obtain repurchase agreement financing or forcing us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between the GSEs and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued by the GSEs. It may also interrupt the cash flow received by investors on the underlying MBS. Finally, reforms to the GSEs could also negatively impact our ability to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).

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
RISKS RELATED TO OUR FINANCING AND HEDGING ACTIVITIES
Our use of leverage, primarily through repurchase agreements, to enhance shareholder returns increases the risk of volatility in our results and could lead to material decreases in comprehensive income, shareholders’ equity, dividends, and liquidity.
Leverage increases returns on our invested capital if we earn a greater return on investments than our cost of borrowing, but can decrease returns if borrowing costs increase and we have not adequately hedged against such an increase. Further, using leverage magnifies the potential losses to shareholders’ equity and book value per common share if our investments’ fair market value declines, net of associated hedges.
Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other borrowings with our counterparties. Repurchase agreements are short-term commitments of capital with no guaranty of renewal at maturity. Lenders may therefore respond to adverse market conditions by changing the terms of such financings in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. Furthermore, we may have to dispose of assets at significantly depressed prices i, which could result in significant losses, or we may be forced to curtail our asset acquisition activities if certain events occur including, for example, if we:
•are unable to renew or otherwise access new funds under our existing financing arrangements;
•are unable to arrange for new financing on acceptable terms;
•default on our financial covenants contained in our financing arrangements; or
•become subject to larger haircuts under our financing arrangements requiring us to post additional collateral.
In addition, if the Federal Reserve revises capital requirements for lenders, the economy may slow or reduce capital market liquidity. As a result, our lenders may be required to significantly increase the cost of the financing that they provide to us, or the amounts of collateral they require as a condition to providing us with financing. At various times, our lenders have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and a lender’s management of actual and perceived risk. Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the assets subject to such agreements.

Typically, the master repurchase agreements that govern our borrowings grant the lender the absolute right, at its sole discretion, to reevaluate the fair market value of the assets subject to such repurchase agreements at any time. These valuations may be different from the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. If a lender determines that the value of the assets has decreased, the lender has the right to initiate a margin call, which requires us to transfer additional assets to the lender to collateralize the existing borrowing or to repay a portion of the outstanding borrowings. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. Furthermore, if we move financing from one counterparty to another with larger haircut requirements, we would have to repay more cash to settle the original borrowing than we would be able to borrow from the new counterparty. In these situations, we may be forced to sell assets at significantly depressed prices to meet the margin calls and to maintain adequate liquidity, which may cause significant losses. Significant margin calls may have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our shareholders, and could cause the value of our capital stock to decline.
Our ability to access leverage in the conduct of our operations is impacted by certain factors that are beyond our control and are difficult to predict, which could lead to sudden and material adverse effects on our results of operations, financial condition, business, liquidity, and ability to make distributions to shareholders, and could force us to sell assets at significantly depressed prices to maintain adequate liquidity. Market dislocations could limit our ability to access funding or access funding on terms that we believe are attractive, which could have a material adverse effect on our financial condition.
For more information about our operating policies regarding our use of leverage, please see “Liquidity and Capital Resources” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.
Our repurchase agreements and agreements governing certain derivative instruments may contain financial and nonfinancial covenants. Our inability to meet these covenants could adversely affect our financial condition, results of operations, and cash flows.
In connection with certain of our repurchase agreements and interest rate swap agreements, we are required to maintain certain financial and non-financial covenants. As of December 31, 2022, our most restrictive financial covenants require that we have a minimum of $30 million of liquidity and declines in shareholders’ equity no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and interest rate swap agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, market volatility and changes in market conditions, may affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of an agreement, acceleration of all amounts owed under an agreement, and may give the counterparty the right to exercise available remedies under the repurchase agreement, such as the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default. Any such waiver may be conditioned on an amendment to the underlying agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver, or replace or refinance our assets under a new repurchase agreement on favorable terms or at all, our financial condition, results of operations and cash flows may be adversely affected. Further, certain of our repurchase agreements and interest rate swap agreements have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.
Our use of hedging strategies to mitigate our interest rate risk may not be effective and may adversely affect our net income, comprehensive income, liquidity, and shareholders’ equity.
We use a variety of derivative instruments to help mitigate increased financing costs and volatility in the market value of our investments from adverse changes in interest rates. Our hedging activity will vary in scope based on, among other things, our forecast of future interest rates, our investment portfolio construction and objectives, the actual and implied level and volatility of interest rates, and sources and terms of financing used. No hedging strategy can completely insulate us from the interest rate risks to which we are exposed. Interest rate hedging may fail to protect or could adversely affect our results of operations, book value and liquidity because, among other things:

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
•the value of derivatives used for hedging will be adjusted from time to time in accordance with GAAP to reflect changes in fair value and downward adjustments will reduce our earnings, shareholders’ equity, and book value;
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
Our hedging instruments can be traded on an exchange, or administered through a clearing house or under bilateral agreements between us and a counterparty. Bilateral agreements expose us to increased counterparty risk, and we may be at risk of loss of any collateral held by a hedging counterparty if the counterparty becomes insolvent or files for bankruptcy.
Clearing facilities or exchanges may increase the margin requirements we are required to post when entering into derivative instruments, which may negatively impact our ability to hedge and our liquidity.
We are required to post margin when entering into a hedging instrument that is traded on an exchange or administered through a clearing house. The amount of margin is set for each derivative by the exchange or clearinghouse. In prior periods, exchanges have required additional margin in response to events having, or expected to have, adverse economic consequences. Future adverse economic developments or market uncertainty, such as the Federal Reserve’s interest rate increases during 2022, may result in increased margin requirements for our hedging instruments, which may have a material adverse effect on our liquidity position, business, financial condition and results of operations.
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
In the event of our bankruptcy or that of one or more of our third-party lenders, under the U.S. Bankruptcy Code, assets pledged as collateral under repurchase agreements may not be recoverable by us. We may incur losses equal to the excess of the collateral pledged over the amount of the associated repurchase agreement borrowing.
In the event that one of our lenders under a repurchase agreement files for bankruptcy, it may be difficult for us to recover our assets pledged as collateral to such lender. In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under our repurchase agreements without delay. In the event that either we or one of our lenders file for bankruptcy, we may incur losses in amounts equal to the excess of our collateral pledged over the amount of repurchase agreement borrowing due to the lender.
RISKS RELATED TO OUR QUALIFICATION AS A REIT AND TAX RELATED OR OTHER REGULATORY MATTERS
If we fail to properly conduct our operations, we may not qualify for exemption under the 1940 Act, which may reduce our flexibility and limit our ability to pursue certain opportunities.
We seek to conduct our operations to avoid falling under the definition of an investment company pursuant to the 1940 Act. Specifically, we seek to conduct our operations to comply with Section 3(c)(5)(C) of the 1940 Act, which provides an exemption to companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. According to SEC staff no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the 1940 Act. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C) of the 1940 Act. Likewise, our subsidiaries will rely either on Section 3(c)(5)(C) of the 1940 Act or other sections of the 1940 Act that provide exemptions from registration thereunder, including Sections 3(a)(1)(C) and 3(c)(7).
Under the 1940 Act, an investment company is required to register with the SEC and is subject to extensive regulations relating to, among other things, operating methods, management, capital structure, leverage, dividends, and transactions with affiliates. If we are classified as an investment company, our ability to use leverage and conduct business as we do today would be substantially impaired. This would severely impact our profitability and ability to pay dividends to our shareholders.
In order to maintain REIT distribution requirements, we may be forced to increase our dividend distributions which could cause us to liquidate attractive assets or incur debt on unfavorable terms. If we are unable to generate the required cash for a cash dividend distribution, we may be forced to declare a dividend that is payable, at least in part, in the form of common stock, in which case shareholders may be required to pay income taxes in excess of the cash dividends received.
To qualify as a REIT and avoid certain taxes, we must generally distribute at least 90% of our taxable income annually to our stockholders, subject to certain adjustments and excluding any net capital gain. To the extent that we satisfy this 90% distribution requirement, but distribute less than 100% of our taxable income, including our net capital gain, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, if we fail to meet certain other thresholds for distribution of our taxable income, we may be subject to a non-deductible 4% excise tax. While we have not established a minimum dividend payment level, we aim to distribute sufficient dividends to our shareholders to satisfy the 90% distribution requirement and avoid the corporate income tax and the non-deductible 4% excise tax.
If we do not have the funds available to meet our REIT distribution requirements or to avoid corporate and excise taxes, we could be forced to use unattractive options to generate the necessary cash, such as, for example, selling assets at distressed prices, borrowing on unfavorable terms, distributing amounts that would otherwise be invested or used to repay debt, or paying dividends in the form of common stock. Taxable shareholders receiving common stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.
As of December 31, 2022, we have $695.2 million of deferred tax hedge gains which were recognized in GAAP net income during 2022 and prior periods. Our projected amortization of these deferred tax hedge gains into taxable income for 2023 is currently estimated to be $71.3 million, though this amount is subject to change based on a number of factors, particularly given the degree of uncertainty about the trajectory of interest rates. It is possible that our REIT distribution requirements may exceed the net cash we generate from our operations during 2023, particularly if the Federal Funds Rate continues to increase.

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
Qualification as a REIT involves the application of highly technical and complex Tax Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our operations and use of leverage also subject us to interpretations of the Tax Code, and any violations of the relevant requirements under the Tax Code could cause us to lose our REIT status or to pay significant penalties and interest. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
If we do not qualify as a REIT or fail to remain qualified as a REIT, we may be subject to tax as a regular corporation and could face a tax liability, which would reduce the amount of cash available for distribution to our shareholders. We would also violate debt covenants in certain repurchase and derivative agreements which may put us in default on these agreements.
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, after consideration of any remaining NOL carryforward but not considering any dividends paid to our shareholders during the respective tax year. The resulting corporate tax liability could be material. Unless we were entitled to relief under certain Tax Code provisions, we also would be disqualified from taxation as a REIT until the fifth taxable year following the year for which we failed to qualify as a REIT. If we were to lose our REIT status, our lenders would have the right to terminate any repurchase agreement borrowings and derivative contracts outstanding at that time. This would further stress our liquidity position, reduce the amount of cash available for distribution to our shareholders and could further exacerbate the adverse impacts on the value of our common stock described above.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is lower than corresponding maximum ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the current law, qualified REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. shareholders. Additionally, without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than equity investments in non-REIT entities that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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
There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of a nationally recognized accounting and tax services firm, substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should more likely than not be treated as ownership of the underlying Agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should more likely than not be treated as gain from the sale or disposition of the underlying Agency RMBS. Tax opinions are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, we must emphasize that the opinion is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure or considered prohibited transactions under the Tax Code, and state or local income taxes. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from prohibited transactions, we may hold some of our assets through a taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates to the extent that such TRS does not have an NOL carryforward. Any of these taxes would decrease cash available for distribution to our shareholders.
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
The stock ownership limit imposed by the Tax Code for REITs and our Restated Articles of Incorporation (“Articles of Incorporation”) may restrict our business combination opportunities. The stock ownership limitation may also result in reduced liquidity of our stock and may result in losses to an acquiring shareholder.
To qualify as a REIT under the Tax Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Tax Code to include certain entities) at any time during the last half of each taxable year. Our Articles of Incorporation, with certain exceptions, authorize our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our Articles of Incorporation, no person may beneficially or constructively own more than 9.8% of our capital stock (including our common and preferred stocks). Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it determines to be reasonably necessary.
Our Articles of Incorporation’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed as constructively owned by one individual. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of the ownership limit. Our Board of Directors has the right to refuse to transfer any shares of our capital stock in a transaction that would result in ownership in excess of the ownership limit. In addition, we have the right to redeem shares of our capital stock held in excess of the ownership limit.
The ownership limits contained in our Articles of Incorporation are intended to assist us in complying with tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might be in the best interest of our shareholders.

The stock ownership limit imposed by the Tax Code for REITs and our Articles of Incorporation may impair the ability of holders to convert shares of our outstanding preferred stock into shares of our common stock upon a change of control.
The terms of our outstanding preferred stock provide that, upon occurrence of a change of control (as defined in the Articles of Incorporation), each holder of our outstanding preferred stock may have the right to convert, in conjunction with a change in control, all or part of such outstanding preferred stock held by such holder into a number of shares of our common stock per share of outstanding preferred stock based on the formulas set forth in our Articles of Incorporation. However, the stock ownership restrictions in our Articles of Incorporation also restrict ownership of shares of our outstanding preferred stock. As a result, no holder of outstanding preferred stock will be entitled to convert such stock into our common stock to the extent that receipt of our common stock would cause the holder to exceed the ownership limitations contained in our Articles of Incorporation, endanger the tax status of one or more real estate mortgage investment conduits in which we may have an interest, or result in the imposition of a direct or indirect penalty tax on us. These provisions may limit the ability of a holder of outstanding preferred stock to convert shares of preferred stock into our common stock upon a change of control, which could adversely affect the market price of shares of our outstanding preferred stock.
If we fail to abide by certain Commodity Futures Trading Commission (“CFTC”) rules and regulations, we may be subject to enforcement action by the CFTC.
On December 7, 2012, the CFTC’s Division of Swap Dealer and Intermediary Oversight (the “Division”) issued no-action relief from commodity pool operator (“CPO”) registration to mortgage REITs that use CFTC-regulated products (“commodity interests”) and that satisfy certain enumerated criteria. Pursuant to the no-action letter, the Division will not recommend that the CFTC take enforcement action against a mortgage REIT if its operator fails to register as a CPO, provided that the mortgage REIT (i) submits a claim to take advantage of the relief and (ii) the mortgage REIT: (a) limits the initial margin and premiums required to establish its commodity interest positions to no greater than 5% of the fair market value of the mortgage REIT’s total assets; (b) limits the net income derived annually from its commodity interest positions, excluding the income from commodity interest positions that are “qualifying hedging transactions,” to less than 5% of its annual gross income; (c) does not market interests in the mortgage REIT to the public as interests in a commodity pool or otherwise in a vehicle for trading in the commodity futures, commodity options or swaps markets; and (d) either: (1) identified itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or (2) if it has not yet filed its first U.S. income tax return on Form 1120-REIT, it discloses to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.
We believe that we have complied with all of the requirements set forth above as of December 31, 2022. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.
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
During 2021, we entered into a long-term relationship with a third-party service provider pursuant to which certain critical functions of our business relating to our trading and borrowing activities, including MBS trading and repurchase agreement borrowing activities, are operated and managed. This service and related technologies may become unavailable due to a variety of reasons, including outages, interruptions, or other failure to perform. The risk of operational failure or constraints of this third-party service could cause us to default on contractual obligations, fail to meet margin calls, or otherwise experience breaches or disruptions to our critical business relationships, which could have a significant adverse effect on our financial condition or results of operations.

Additionally, any failure or interruption of our operational and trading systems or communication or information systems, caused by a cybersecurity breach of our networks or systems, or the third-party service providers’ networks or systems, could cause delays or other problems in our trading or borrowing activities or lead to unauthorized trading activity, any of which may have a significant adverse effect on our financial condition or results of operations. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks. A disruption or breach could also lead to the unauthorized access, release, misuse, loss or destruction of confidential information, including the personal or confidential information of our employees or third parties, which could lead to regulatory fines, increased expenses due to the costs of remediating a breach, reputational harm, and fewer third parties willing to do business with us.
Computer malware, viruses, computer hacking, and phishing attacks have become more prevalent and may occur on our or our third-party service providers’ systems. We have no control over our third-party service providers’ systems, and any cybersecurity breach of their network or systems could compromise our operations. Even with all reasonable security efforts, not every system or network breach can be prevented or even detected. Furthermore, because the vast majority of our employees are working remotely from their homes, there is an increased risk of disruption to our operations because our employees’ residential networks and infrastructure may not be as secure as our office environment. We may face increased costs as we (i) continue to evolve our cybersecurity defenses in order to contend with evolving risks, (ii) monitor our systems for cyber-attacks and security threats, and (iii) seek to determine the extent of our losses in the event of a cybersecurity breach. The costs and losses associated with preventing cybersecurity breaches are difficult to predict and quantify and could have a significant adverse effect on our financial condition and results of operations. We rely heavily on the financial, accounting, risk management and other data processing systems provided by our third-party service providers, and any failure to maintain performance, reliability and security of these systems and our other technical infrastructure could have a significant adverse effect on our financial condition or results of operations. Furthermore, we have no control over the cybersecurity systems used by our third-party service providers, and such third-party service providers may have limited indemnification obligations to us.
Impacts from COVID-19 may continue to adversely affect market conditions. Furthermore, we cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 outbreak or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
The COVID-19 pandemic caused significant volatility and disruption in the economy and financial markets both globally and in the United States. While the level of disruption due to COVID-19 lessened in 2022, the pandemic may worsen again and the continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could negatively impact the availability of key personnel necessary to conduct our business.
Government policies, laws, and plans intended to address the COVID-19 outbreak and adverse developments in the credit, financial, and mortgage markets may not be effective, sufficient, or have any positive impact on such markets. Certain actions taken by the U.S. or other governmental authorities that are intended to ameliorate the macroeconomic effects of COVID-19 or an outbreak due to any highly infectious or contagious disease in the future may also have unintended adverse consequences which impact the mortgage market, and thereby negatively impact our business and results of operations.
The replacement of LIBOR with an alternative reference rate may adversely impact short-term interest rates in general, and thereby potentially cause our financing costs to increase.
Effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of the London Interbank Offered Rate (“LIBOR”), ceased the publication of one-week and two-month USD LIBOR and will cease the publications of the remaining tenors of USD LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. The transition to an alternative rate, such as the SOFR, which is an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. Though we do not currently have any financial instruments referenced to LIBOR rates, there is no guarantee that a transition from LIBOR to SOFR or any other alternative rate will not result in, among other things, financial market disruptions, significant increases in benchmark rates, or short-term interest rates, any of which could have an adverse effect on our profitability, liquidity, and financial condition.

We may change our investment strategy, operating policies, dividend policy, and/or asset allocations without shareholder consent and/or in a manner in which shareholders, analysts, and capital markets may not agree with us.
A change in our investment strategy or asset allocation may materially change our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations. These changes could have a material impact on our ability to continue to pay a dividend at a level that we had previously paid before the change in strategy. Furthermore, if any change in investment strategy, asset allocation, operating or dividend policy is perceived negatively by the markets or analysts covering our stock, our stock price may decline. Part of our investment strategy includes deciding whether to reinvest payments received on our existing investment portfolio. Based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio. If we retain, rather than reinvest these cash flows, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline. In addition, if the assets we acquire in the future earn lower yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down or are sold.
Share repurchases of our common stock or Series C Preferred Stock may negatively impact our compliance with covenants in our financing agreements and regulatory requirements (including maintaining exclusions from the requirements of the 1940 Act and qualification as a REIT). Any compliance failures associated with share repurchases could have a material negative effect on our business, financial condition and results of operations. Share repurchases also may negatively impact our ability to invest in our target assets in the future.
Our Board of Directors has approved a share repurchase program which permits the Company to repurchase shares of its common stock or its Series C Preferred Stock at any time or from time-to-time at management’s discretion. Certain of our financing agreements have financial covenants that may be impacted by our share repurchases. Furthermore, if we fund share repurchases by selling our investments, the allocation of our investment portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act could be impacted as well as our ability to comply with income and asset tests required to qualify as a REIT. In addition, our decision to repurchase shares under the Program could adversely affect our competitive position, and could negatively impact our ability in the future to invest in assets that have a greater potential return than our share repurchases.

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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the trading symbol “DX”. The common stock was held by approximately 345 holders of record as of February 23, 2023. On that date, the closing price of our common stock on the NYSE was $13.69 per share. The Company currently pays a monthly dividend on its common stock, and declared and paid cash dividends of $1.56 per common share for each of the years ending December 31, 2022 and December 31, 2021. Please refer to “Operating and Regulatory Structure” contained within Part 1, Item I, “Business” for disclosure regarding the tax characterization of these dividends.
Our ability to pay dividends may be adversely affected by the risk factors described in Part I, Item 1A, “Risk Factors.” All distributions will be made at the discretion of our Board of Directors who will consider the Company’s taxable income, the REIT distribution requirements of the Tax Code, financial performance measures, and maintaining compliance with dividend requirements of the Series C Preferred Stock, and such other factors our Board of Directors may deem relevant from time to time.
The following graph is a five-year comparison of shareholders’ cumulative total return, assuming $100 invested at the close of trading on December 31, 2017 with reinvestment of all dividends, in each of: (i) our common stock, (ii) the stocks included in the Standard & Poor’s 500 Index (“S & P 500”); (iii) the stocks included in the S&P 500 Financials Index; and (iv) the stocks included in the FTSE NAREIT Mortgage REIT Index.

	Cumulative Total Stockholder Returns as of December 31,
Index (1)	2017	2018	2019	2020	2021	2022
Dynex Capital, Inc. Common Stock	$100.00	$91.50	$101.70	$119.00	$121.70	$103.01
S&P 500 Index	$100.00	$95.61	$125.70	$147.02	$189.19	$154.89
S&P 500 Financials Index	$100.00	$86.96	$114.87	$112.84	$152.19	$136.10
FTSE NAREIT mREIT Index	$100.00	$97.39	$118.20	$96.17	$111.14	$81.85
(1) Source: Bloomberg

The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
The Company’s Board of Directors has authorized the repurchase of up to $60 million of the Company’s outstanding shares of common stock and up to $30 million of the Company’s Series C Preferred Stock through March 31, 2024. Subject to applicable securities laws and the terms of the Series C Preferred Stock designation, which is contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The Company did not repurchase any shares during the three months ended December 31, 2022.
The Company has an at-the-market agreement ("ATM") whereby the Company may offer and sell through its sales agents up to $104.6 million of aggregate value of shares of the Company’s Series C Preferred Stock. During the year ended December 31, 2022, the Company did not issue any shares of its Series C Preferred Stock through its ATM program. The Company also has an ATM agreement whereby the Company may offer and sell through its sales agents up to approximately 36.1 million shares of common stock. During the year ended December 31, 2022, the Company issued 16.9 million shares of its common stock through its ATM program at an aggregate value of $246.9 million, net of $3.1 million in broker commissions, of which 7.3 million shares were issued during the fourth quarter of 2022 at an aggregate value of $92.4 million, net of $1.2 million in broker commissions.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8, "Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K and in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Forward-Looking Statements” contained within this Item 7 for additional information. This discussion also contains non-GAAP financial measures, which are discussed in the section “Non-GAAP Financial Measures.”
For a complete description of our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Item 1 of Part I of this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

Early in 2022, the markets continued to transition away from the COVID-19 pandemic, marked by broad shutdowns and supply chain issues, and began to focus on surging inflation, partially caused by unprecedented fiscal stimulus during the pandemic. The war in Ukraine brought new issues to consider, including major sanctions on Russia and the near-term impact on both food and energy exported by both countries as well as the longer-term impact on global trade. Primarily in response to rising global inflation, yields during the first quarter and into the second quarter experienced the fastest and the largest percentage change since 1980, and in an attempt to control inflation, the Federal Reserve clearly signaled that the quantitative easing cycle was over and tightening would begin.

As the market started to adjust to the shift in monetary policy and sharply rising energy prices, market volatility also increased. Yields across the U.S. Treasury curve rose but were also volatile, marked by both dramatic increases and decreases in short periods of time, and the market demonstrated no signs of stability. Realized volatility, which is a measure of how much prices actually move in a given day, was the highest it has been since the early 1980s, and this level of volatility existed across many asset classes including MBS, Treasuries, equities, credit assets, currencies and cryptocurrencies. Agency RMBS lead the way on spread widening as they are directly linked to the reduction of the Federal Reserve’s asset purchase program and its balance sheet, but many other fixed income sectors also experienced significant spread widening in 2022.
Extreme interest rate volatility and spread widening continued, particularly in September and October, as rates rose rapidly and market direction was uncertain. Central banks across the globe struggled to fight inflation while attempting to balance growth and financial stability. As we closed out 2022, the Federal Reserve started to signal a slowing down or stopping of U.S. Federal Funds rate increases in 2023, which provided the market some stability. The market began projecting the end of rate increases and started projecting rate cuts in the near future, leading to an inversion of the yield curve. The perception of some certainty also spurred buying activity and as a result, spreads tightened from the widest levels experienced in the third and fourth quarter of 2022.
The charts below show the range of U.S. Treasury rates and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:					Change in Spreads Year to Date
Investment Type:	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Agency RMBS: (1)
2.0% coupon	3	10	28	31	27	24
2.5% coupon	11	21	38	41	35	24
3.0% coupon	10	34	38	43	36	26
3.5% coupon	15	22	42	49	39	24
4.0% coupon	7	26	25	46	33	26
4.5% coupon	10	34	25	52	34	24
Agency DUS (Agency CMBS)(2)	31	58	67	91	74	43
Freddie K AAA IO (Agency CMBS IO)(2)	105	150	170	205	235	130
AAA CMBS IO (Non-Agency CMBS IO)(2)	113	145	225	300	315	202
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because.the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from JP Morgan.

Summary of Our 2022 Performance

Regardless of the macroeconomic environment in which we operate, we seek to preserve book value for our shareholders. The degree of uncertainty and amount of volatility in the macroeconomic environment precluded us from accepting more risk, and so we remained focused on minimizing the impact of higher interest rates and spread widening by maintaining leverage within a lower range and increasing our available liquidity. To minimize the loss in fair value of our investments from higher interest rates, we continuously monitored and adjusted our hedge position throughout the year as macroeconomic views and market factors changed. We mitigated additional losses in book value from spread widening by strategically repositioning the coupon distribution in our investment portfolio throughout the year. Despite these measures, the loss of fair value from our investment portfolio exceeded the gains from our interest rate hedges (excluding TBA drop income) by $96.8 million, and as a result, we reported a comprehensive loss to common shareholders of $(52.6) million, or $(1.24) per common share for the year ended December 31, 2022 and a decline of $(3.26) in book value per common share to $14.73 as of December 31, 2022. Book value declined primarily from significant spread widening, particularly in September and October, and which ended the year much wider than at December 31, 2021. Total economic loss to our common shareholders, which consists of the decline in book value of $(3.26) offset by dividends declared of $1.56, was $(1.70) per common share, or (9.5)% of beginning book value.

The following table provides details about the changes in our financial position during the year ended December 31, 2022:

	Net Change in Fair Value	Components of Comprehensive Loss	Common Book Value Rollforward	Per Common Share
Common shareholders’ book value, December 31, 2021 (1)			$659,779	$17.99
Net interest income		$43,083
TBA drop income		42,606
G & A and other operating expenses		(33,840)
Preferred stock dividends		(7,694)
Changes in fair value:
MBS and loans	$(490,164)
TBAs	(378,253)
U.S. Treasury futures	724,347
Options on U.S. Treasury futures	(431)
Interest rate swaptions	47,738
Total net change in fair value		(96,763)
Comprehensive loss to common shareholders			(52,608)	(1.24)
Capital transactions:
Net proceeds from stock issuance (2)			249,891	(0.46)
Common dividends declared			(67,234)	(1.56)
Common shareholders' book value, December 31, 2022 (1)			$789,828	$14.73
(1)Common shareholders’ book value is equal to total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111,500.
(2)Net proceeds from stock issuance include $246.9 million from common stock ATM program and $3.0 million from share-based compensation grants, net of amortization. The amount shown for “per common share” includes the impact of the increase in the number of common shares outstanding.

During 2022, we raised equity of $246.9 million through our common stock ATM program at an average net issue price of $14.63 per common share compared to an average market price of approximately $15.01 per common share. These issuances contributed to the decline in book value per common share for 2022, but increased our capital base and liquidity. We expect to use this additional liquidity to add assets to our balance sheet with returns in the mid- teens, which exceeds our dividend yield to year end book value per common share of approximately 10.6%. We used a portion of these proceeds during 2022 to purchase $1.5 billion of primarily Agency RMBS at wider spreads and with lower premiums or, in some cases, below par. Our average portfolio including TBAs increased 20% during the year ended December 31, 2022 primarily as a result of these purchases, which led to an increase in our interest income and effective yield relative to the prior year. However, the rate hikes by the Federal Reserve during 2022 significantly increased our borrowing costs, and as a result, our net interest income for the year ended December 31, 2022 declined $(11.3) million compared to the year ended December 31, 2021.
Current Outlook

As the macroeconomic environment continues to evolve, we are approaching the markets with discipline and are preparing for many possible outcomes, given the degree of volatility and uncertainty that exists today. We remain in an unprecedented era of quantitative tightening which, if maintained, will continue to change the dynamics around the price of risk. Over time, we expect excess liquidity will continue to be drained from the system, which means less cash will remain to take on evolving risks as central banks continue to tighten monetary policy. In our opinion, this could create an environment of persistently higher returns as investors adjust expectations for an era of higher interest rates, scarcer capital, and less central bank involvement in the pricing of risk. This is a core tenet of our long-term view for portfolio construction and risk posture. Absent an abrupt turnaround in quantitative tightening by the Federal Reserve, there is a higher probability of more repricing of risk in 2023.

Unlike 2020, when the direction of interest rates and Federal Reserve policy was clearer, the current market is marked with uncertainty. The global economy is increasing in complexity given many factors including energy, human conflict, geopolitics, inflation, climate change, war, sanctions, and significant changes in global trading partners. Central banks are facing conflicting mandates between supporting employment and generating growth versus combating the worst global inflation since the 1970s. The markets continue to seek direction on the level of risk, rates, and curve. We believe the markets are pricing in a high degree of certainty that the Federal Reserve will cut rates in the medium-term in reaction to a slowdown in the economy. The markets also seem to have a high degree of confidence that inflation will approach the Federal Reserve’s target of 2% as soon as early 2024.

We also remain prepared for the possibility of continuing inflation pressures and coordinated hawkish behavior across global central banks. We expect that these factors will define the range in interest rates and keep market volatility elevated.

Given this backdrop, we believe there is potential for good investment opportunities ahead. For the first time since the 1970s, there will be no secondary market presence from the GSE’s or the Federal Reserve. The demand previously provided by the Federal Reserve must be replaced by private capital, particularly as current conditions do not favor banks absorbing the net supply. We believe we will be presented with additional opportunities to invest in assets with highly accretive returns. We have capacity to increase leverage and have liquidity to deploy into assets in the near and medium term that will benefit our earnings and book value well into the future. We continue to focus on minimizing large downside risk to book value while maintaining an opportunistic stance, highly liquid and flexible balance sheet position, and our eyes on the horizon for attractive investments across the mortgage-backed security landscape.

FINANCIAL CONDITION

Investment Portfolio
Our investment portfolio as of December 31, 2022 increased approximately 33% (based on amortized cost) since December 31, 2021. Because we have been maintaining a highly liquid and lower leverage profile, we have deployed capital during intermittent periods of spread widening into assets with higher forward returns that are forecasted to meet or exceed our cost of capital raising during 2022. The following chart compares the composition of our MBS portfolio including TBA securities as of the dates indicated:

To minimize losses due to spread volatility, we frequently changed the coupon distribution in our Agency RMBS and TBA portfolios throughout 2022. During the first quarter, we shifted from lower coupon TBA securities into 3.0% and 3.5% while keeping our specified pools of Agency RMBS in predominantly 2.0% and 2.5% coupons. In the second quarter of 2022, we diversified our coupon exposure into 4.0% and 4.5% TBA securities and sold a portion of our lower coupon Agency RMBS, which initially bore the brunt of spread widening. Though we realized losses for some of the premium we paid on lower coupon securities sold during this shift, purchases of higher coupon Agency RMBS made when spreads widened during the third quarter were at a discount to par, which will be accreted into income over time as principal payments are received. As the year progressed, the coupon distribution of our Agency RMBS and TBA portfolios expanded into higher coupons to mitigate the impact of higher financing rates on our net interest income as well as to minimize book value loss due to higher interest rates.
Spreads tightened modestly toward the end of 2022 relative to their widest during September and October 2022 and have remained tighter in the early weeks of 2023; however, we expect spreads will remain volatile and range-bound in the intermediate term while the Federal Reserve continues reducing MBS from its balance sheet. Longer term, as investors return to the MBS market and demand improves, we expect the fair value of our investment portfolio to increase and our book value to recover.
The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	December 31, 2022
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (4)(7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,193,344	$1,210,065	$982,387	23	5.2%	7.14	4.53%
2.5%	659,181	685,838	566,525	28	5.9%	6.67	4.59%
4.0%	325,726	329,725	309,940	25	7.2%	5.56	4.75%
4.5%	803,043	799,786	782,319	4	4.4%	5.02	4.89%
5.0%	123,204	125,460	121,707	4	7.2%	3.99	5.19%
TBA 4.0%	1,539,000	1,454,263	1,447,286	n/a	n/a	5.47	n/a
TBA 4.5%	380,000	371,173	366,759	n/a	n/a	4.79	n/a
TBA 5.0%	950,000	947,484	937,523	n/a	n/a	4.24	n/a
Total	$5,973,498	$5,923,794	$5,514,446	18	5.4%	5.54	4.70%

	December 31, 2021
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (4)(7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,311,069	$1,330,353	$1,312,190	11	8.0%	6.69	1.98%
2.5%	1,165,810	1,215,841	1,199,092	15	11.3%	5.83	2.11%
4.0%	162,868	167,713	175,493	45	34.1%	3.09	2.30%
TBA 2.0%	965,000	957,600	961,080	n/a	n/a	6.54	n/a
TBA 2.5%	190,000	193,563	193,585	n/a	n/a	5.23	n/a
15-year fixed-rate:
TBA 1.5%	375,000	375,259	376,523	n/a	n/a	4.58	n/a
Total	$4,169,747	$4,240,329	$4,217,963	15	11.2%	6.01	2.06%
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

The remainder of our MBS portfolio is mostly comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties and our non-Agency CMBS IO, which were all originated prior to 2018, are backed by loans collateralized by a number of different property types, including retail, office, multifamily, hotel, and other properties. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as these securities are experiencing wider spreads and supply of new originations is significantly limited.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	December 31, 2022
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Coupon (2)	WAVG Market Yield (3)
Agency CMBS	$132,333	$124,690	4.8	3.22%	4.50%
Agency CMBS IO	179,734	168,147	6.3	n/a	5.32%
Non-Agency CMBS IO	59,107	56,839	2.1	n/a	8.54%
Total	$371,174	$349,676

	December 31, 2021
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Coupon (2)	WAVG Market Yield (3)
Agency CMBS	$177,211	184,847	5.3	3.25%	2.02%
Agency CMBS IO	199,523	208,858	6.1	n/a	2.01%
Non-Agency CMBS IO	98,674	100,561	2.8	n/a	2.81%
Total	$475,408	$494,266
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average coupon based on par as of the dates indicated.
(3) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the dates indicated and assuming zero volatility.
Repurchase Agreements
We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. We expect our financing costs will continue to increase in 2023 as the Federal Reserve is expected to continue increasing the Federal Funds Rate. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
Our interest rate hedging portfolio increased since December 31, 2021 by a net notional of $1.0 billion in short positions of U.S. Treasury futures and $250.0 million in options on U.S. Treasury futures. As interest rate volatility increased and the direction of interest rates became less certain during the first half of 2022, we moved to a shorter duration position relative to the beginning of 2022. As rates sold off late in the third quarter of 2022, we removed a portion of our hedges in order to better protect book value in flattening or inverted yield curve environments. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of this section for additional important information about these financial measures.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Net Interest Income
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Year Ended
	December 31,
	2022			2021
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$62,942	$2,871,291	2.19%	$36,017	$2,145,989	1.68%
Agency CMBS	3,592	162,538	2.17%	7,683	210,335	3.62%
CMBS IO (5)	15,555	267,984	5.80%	15,792	330,420	4.78%
Non-Agency MBS and other investments	350	4,072	8.55%	525	6,329	8.30%
MBS and loans	$82,439	$3,305,885	2.49%	$60,017	$2,693,073	2.23%
Cash equivalents	4,256			34
Total interest income	$86,695			$60,051

Repurchase agreement financing	(43,612)	2,603,712	(1.65)%	(5,671)	2,387,764	(0.23)%
Net interest income/net interest spread	$43,083		0.84%	$54,380		2.00%
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

Net interest income and net interest spread declined for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the higher Federal Funds Rate impacting the cost of repurchase agreement financing of our investment portfolio. The increase in interest expense/cost of funds was partially offset by higher interest income due to a larger average balance of higher yielding investments outstanding during the year ended December 31, 2022 compared to the year ended December 31, 2021. Our effective yield increased because the higher interest rate environment during the year ended December 31, 2022 resulted in slower prepayments speeds on our existing portfolio of mostly lower coupon Agency RMBS, thereby lowering our premium amortization expense. In addition, our purchases during the year ended December 31, 2022 have been higher coupon assets with lower premiums than what previously existed in our investment portfolio, and some purchases were at a discount to par.
Adjusted Net Interest Income. Please refer to the section “Non-GAAP Financial Measures” for additional information about non-GAAP financial measures used by management to evaluate results of operations.

	Year Ended
	December 31,
	2022		2021
($s in thousands)	Amount	Rate	Amount	Rate
Net interest income/spread	$43,083	0.84%	$54,380	2.00%
Add: TBA drop income (1) (2)	42,606	0.41%	43,512	0.10%
Adjusted net interest income/spread	$85,689	1.25%	$97,892	2.10%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
We estimate the implied net interest spread on our TBA dollar roll transactions for the year ended December 31, 2022 to be 1.86% compared to 2.19% for the year ended December 31, 2021. The decline in implied net interest spread was due to significantly higher implied financing rates, which have increased more than our repurchase agreement financing costs on our Agency RMBS. We continue to invest in TBAs because they are more liquid relative to specified pools of Agency RMBS, which offers us greater flexibility in a volatile interest rate environment should we decide to change our exposure to leverage and duration.
Gains (Losses) on Investments and Derivative Instruments
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Year Ended
	December 31, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(89,067)	$(208,129)	$(152,734)	$(449,930)
Agency CMBS	—	$(1,169)	$(14,110)	(15,279)
CMBS IO	—	(3,924)	(21,153)	(25,077)
Other non-Agency and loans	—	200	(78)	122
Subtotal	(89,067)	(213,022)	(188,075)	(490,164)
TBA securities (1)	(309,527)	(26,120)	—	(335,647)
Net loss on investments	$(398,594)	$(239,142)	$(188,075)	$(825,811)

Interest rate hedging portfolio:
U.S. Treasury futures	$642,281	$82,066	$—	$724,347
Interest rate swaptions	50,940	(3,202)	—	47,738
Options on U.S. Treasury futures	(2,487)	2,056	—	(431)
Net gain on interest rate hedges	$690,734	$80,920	$—	$771,654

Total net gain (loss)	$292,140	$(158,222)	$(188,075)	$(54,157)

	Year Ended
	December 31, 2021
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$3,938	$(14,917)	$(61,563)	$(72,542)
Agency CMBS	2,767	—	(11,961)	(9,194)
CMBS IO	—	(65)	187	122
Other non-Agency and loans	—	168	(195)	(27)
Subtotal	6,705	(14,814)	(73,532)	(81,641)
TBA securities (1)	(13,866)	(4,121)	—	(17,987)
Net loss on investments	$(7,161)	$(18,935)	$(73,532)	$(99,628)

Interest rate hedging portfolio:
U.S. Treasury futures	$115,195	$(53,980)	$—	$61,215
Interest rate swaptions (2)	38,381	1,949	—	40,330
Options on U.S. Treasury futures	(7,339)	5,198	—	(2,141)
Net gain on interest rate hedges	$146,237	$(46,833)	$—	$99,404

Total net gain (loss)	$139,076	$(65,768)	$(73,532)	$(224)
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)The Company did not hold any interest rate swaptions as of December 31, 2022. The unrealized loss of $(3.2) million shown for the year ended December 31, 2022 represents the reversal of the unrealized gain recorded prior to the maturity date of the contract.
Our interest rate hedges mitigated the impact of higher interest rates on the fair value of our investment portfolio during the year ended December 31, 2022; however, we experienced spread widening across all of our asset classes throughout 2022. As a result, the decline in the fair value of our investments including TBA securities exceeded the gains from our interest rate hedges by $54.2 million. For the year ended December 31, 2021, the benefit from our interest rate hedges was lower compared to the year ended December 31, 2022 because we hedged a lower percentage of our assets and the yield curve was steeper relative to the year ended December 31, 2022.
For the year ended December 31, 2022, we had capital losses of $(398.6) million, which may not be used to reduce taxable income in 2022. Likewise, the majority of realized gains on our interest rate hedges of $690.7 million during the year ended December 31, 2022 will not be recognized in taxable income for 2022. For additional information, please refer to “Liquidity and Capital Resources-Dividends” within this Item 7 as well as "Operating and Regulatory Structure" within Part I, Item 1, "Business" of this Annual Report on Form 10-K.

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2022 increased $8.3 million compared to the year ended December 31, 2021 due to higher compensation expenses, the majority of which related to severance costs for the Company's CFO transition in August 2022, and to the ongoing implementation of a new investment accounting system.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Please refer to “Results of Operations” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, which is incorporated herein by reference.

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
Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Year Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	December 31, 2022	December 31, 2021
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders	$(52,608)	$17,413
Less:
Change in fair value of investments (1)	490,164	81,641
Change in fair value of derivative instruments, net (2)	(393,401)	(37,905)
Preferred stock redemption charge	—	2,987
EAD to common shareholders	$44,155	$64,136
Average common shares outstanding	42,491,433	32,596,272
EAD per common share	$1.04	$1.97

Net interest income	$43,083	$54,380
TBA drop income (3)	42,606	43,512
Adjusted net interest income	$85,689	$97,892
General and administrative expenses	(32,353)	(24,085)
Other operating expense, net	(1,487)	(1,342)
Preferred stock dividends	(7,694)	(8,329)
EAD to common shareholders	$44,155	$64,136
Adjusted net interest spread (4)	1.25%	2.10%
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

During the years ended December 31, 2022 and December 31, 2021, we primarily used U.S. Treasury futures to hedge the impact of increasing interest rates on our borrowing costs and the fair value of our investments. In the past, we used interest rate swaps to hedge interest rate risk and included the net periodic interest benefit/cost of those instruments in each of the non-GAAP measures mentioned above. Management is using U.S. Treasury futures instead of interest rate swaps because U.S. Treasury futures generally have lower margin requirements and offer more liquidity and flexibility in the current rapidly changing interest rate environment. During the year ended December 31, 2022, the Company realized substantial gains on its U.S. Treasury futures as well as other interest rate hedges which are included in GAAP earnings, but are not included in EAD or adjusted net interest income. Furthermore, because these U.S. Treasury futures and other derivative instruments were designated as hedges for tax purposes, the realized gains will be amortized into REIT taxable income over the next several years. For the year ended December 31, 2022, the tax benefit of our hedge gains is approximately $22.5 million, or $0.53 per common share, which is not included in the Company’s calculation of EAD, but is distributable to common shareholders as part of the Company’s ordinary income calculated for tax purposes. Our deferred tax hedge gains we expect to amortize into future taxable income is estimated to be $695.2 million as of December 31, 2022, which is a significant increase from $27.0 million as of December 31, 2021. Additional information regarding the expected impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Liquidity and Capital Resources.”

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
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of December 31, 2022, our most liquid assets were $632.3 million compared to $533.1 million as of December 31, 2021. We are continuing to maintain higher levels of available liquidity and lower absolute levels of leverage to protect our book value and to provide us greater financial flexibility against market volatility, which we believe is likely to continue for the near-term, especially given potential risk events on the horizon, such as the Federal Reserve’s quantitative tightening measures, the impact on global markets stemming from global central bank policies, and the war between Russia and Ukraine.
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
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 6.1 times shareholders’ equity as of December 31, 2022. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
December 31, 2022	$2,644,405	$2,727,274	$3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683
September 30, 2020	2,594,683	2,984,946	3,314,991
June 30, 2020	3,314,991	2,580,296	4,408,106
March 31, 2020	4,408,106	4,701,010	4,917,731

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement financing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral, to increase the haircut back to the initial amount. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of December 31, 2022 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 13-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of December 31, 2022, the Company had amounts outstanding under 24 different repurchase agreements and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of December 31, 2022, and we are not aware of circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of December 31, 2022, we had cash collateral posted to our counterparties of $117.8 million under these agreements.
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
Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our financing costs and fair value of our investments. Realized and unrealized gains (losses) on these derivative instruments are included in GAAP earnings, but are not included in EAD to common shareholders and are not factored into our repurchase agreement borrowing cost or net interest spread. Our net income for the year ended December 31, 2022 includes $690.7 million of realized gains from derivative instruments which were designated as interest rate hedges for tax purposes. Though these realized gains are included in our GAAP earnings, the majority will not be included in our REIT taxable income for 2022. As a result, our net deferred tax hedge gain has increased substantially to $695.2 million as of December 31, 2022 compared to $27.0 million as of December 31, 2021. The amortization of our net deferred tax hedge gain will be amortized into REIT taxable income over several years, which we expect to mitigate the impact of higher financing costs. We currently estimate our taxable income for 2023 will include approximately $71.3 million from amortization of deferred tax hedge gains. As of December 31, 2022, we also had $408.6 million in capital loss carryforwards, the majority of which expire in 2027, and NOL carryforwards of $9.3 million, which will expire over the next 3 years. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations for next year, or in any year.
We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to "Operating and Regulatory Structure" within Part I, Item 1, "Business" as well as Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional important information regarding dividends declared on our taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the year ended December 31, 2022 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Annual Report on Form 10-K for additional information.

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
Fair Value Measurements. Our Agency MBS, as well as a majority of our non-Agency MBS, are substantially similar to securities that either are actively traded or have been recently traded in their respective market. Pricing services and brokers have access to observable market information through trading desks and various information services. MBS prices are based on prices we receive from third-party pricing services and broker quotes. To determine each security's valuation, the pricing service uses either a market approach or income approach, both of which rely on observable market data. The market approach uses prices and other relevant information that is generated by market transactions of identical or similar securities, while the income approach uses valuation techniques to convert estimated future cash flows to a discounted present value. Management reviews the assumptions and inputs utilized in the valuation techniques. Examples of these observable inputs and assumptions include market interest rates, credit spreads, cash flows and projected prepayment speeds, among other things.
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

FORWARD-LOOKING STATEMENTS
Certain written statements in this Annual Report on Form 10-K that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act. Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, taking into account all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.
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
•Uncertainties regarding the war between Russia and the Ukraine and the related impacts on macroeconomic conditions, including, among other things, interest rates;
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
•geopolitical events, such as terrorism, war or other military conflict, including increased uncertainty regarding the war between Russia and the Ukraine and the related impact on macroeconomic conditions as a result of such conflict;
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
We continuously monitor market conditions, economic conditions, interest rates and other market activity and frequently adjust the composition of our investments and hedges throughout any given period. As such, the projections for changes in net interest income and market value provided below are limited in usefulness because the modeling assumes no changes to the composition of our investment portfolio or hedging instruments as of the dates indicated. Changes in types of our investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results shown in the tables below. There can be no assurance that assumed events used to model the results shown below will occur, or that other events will not occur, that will affect the outcomes; therefore, the modeled results shown in the tables below and all related disclosures constitute forward-looking statements.
The table below shows the projected sensitivity of our net interest income as of the dates indicated assuming an instantaneous parallel shift in interest rates without changes in the composition of our investment portfolio. The percentages shown also do not include the impact of derivative instruments we use to hedge changing interest rates:

	Projected Change in Net Interest Income Due To
	Decrease in Interest Rates of		Increase in Interest Rates of
	50 Basis Points	25 Basis Points	25 Basis Points	50 Basis Points
December 31, 2022	72.6%	36.5%	(36.2)%	(72.6)%
December 31, 2021	(1)	8.3%	(9.7)%	(20.0)%
(1) Because the Company does not assume financing rates will be less than 0%, a parallel downward shift in interest rates of 50 basis points is not presented for the portfolio as of December 31, 2021.

Because our MBS portfolio as of the periods indicated in the table above is comprised of fixed rate assets, our interest income will not benefit from an increase in interest rates, while a parallel increase in interest rates would increase our borrowing costs. Conversely, a parallel decrease in interest rates would lower our borrowing costs without causing a decline in our interest income. The increase in projected sensitivity as of December 31, 2022 is significantly higher than the projected sensitivity as of December 31, 2021 because interest rates as of December 31, 2022 were significantly higher than interest rates as of December 31, 2021 as shown in the graph in “Executive Overview.” In addition, because projected Federal Funds Rate increases are resulting in lower projected net interest income as of December 31, 2022 compared to December 31, 2021, the calculation has a smaller denominator compared to December 31, 2021, which results in higher percentage changes in sensitivity to rate changes.

Management considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk on the market value of its investments and common equity. Because interest rates do not typically move in a parallel fashion from period to period (as can be seen by the graph for U.S. Treasury rates in Item 7, “Executive Overview”), the tables below show the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming instantaneous parallel shifts and non-parallel shifts in market interest rates.

	December 31, 2022
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.8%	20.9%	1.4%	10.6%	(1.4)%	(10.6)%	(2.8)%	(21.0)%
CMBS	0.1%	0.5%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.5)%
CMBS IO	0.1%	0.7%	—%	0.4%	—%	(0.4)%	(0.1)%	(0.7)%
TBAs	2.0%	15.2%	1.1%	8.2%	(1.2)%	(9.1)%	(2.5)%	(18.9)%
Interest rate hedges	(5.6)%	(41.3)%	(2.8)%	(20.5)%	2.7%	20.2%	5.4%	40.1%
Total	(0.6)%	(4.0)%	(0.3)%	(1.0)%	0.1%	(0.2)%	(0.1)%	(1.0)%

	December 31, 2021
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.6%	18.6%	1.6%	11.1%	(1.9)%	(13.5)%	(4.0)%	(28.5)%
CMBS	0.2%	1.4%	0.1%	0.7%	(0.1)%	(0.7)%	(0.2)%	(1.3)%
CMBS IO	0.2%	1.1%	0.1%	0.6%	(0.1)%	(0.6)%	(0.2)%	(1.1)%
TBAs	1.4%	9.7%	0.9%	6.1%	(1.1)%	(7.5)%	(2.3)%	(15.9)%
Interest rate hedges	(6.9)%	(49.1)%	(3.5)%	(24.6)%	3.5%	24.9%	7.0%	49.5%
Total	(2.5)%	(18.3)%	(0.8)%	(6.1)%	0.3%	2.6%	0.3%	2.7%

Non-Parallel Shifts		December 31, 2022		December 31, 2021
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	0.2%	1.7%	0.3%	2.5%
+25	+50	(0.1)%	(1.0)%	0.2%	1.3%
+50	+25	0.1%	0.6%	0.1%	2.5%
+50	+100	(0.4)%	(2.9)%	—%	0.1%
0	-25	0.1%	0.4%	(0.2)%	(1.2)%
-10	-50	—%	0.1%	(0.6)%	(4.0)%
-25	-75	(0.2)%	(1.4)%	(1.3)%	(9.0)%

(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

As shown in the tables above, our interest rate hedges as of December 31, 2022 were positioned to minimize losses regardless of the direction in which interest rates move compared to December 31, 2021 when our hedges were positioned to protect our results in an increasing interest rate environment.

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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	December 31, 2022		December 31, 2021
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.2)%	(9.1)%	(1.3)%	(9.2)%
+10	(0.6)%	(4.5)%	(0.6)%	(4.4)%
-10	0.6%	4.5%	0.6%	4.4%
-20/-50 (2)	1.2%	9.1%	1.3%	9.2%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk
Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective interest method under GAAP. Our comprehensive income and book value per common share may also be negatively impacted by prepayments if the fair value of the investment materially exceeds the par balance of the underlying security. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government policy and other factors beyond our control, including GSE policy with respect to loan forbearance and delinquent loan buy-outs.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting appears on page F-5 herein.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2022 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders:
2020 Stock and Incentive Plan	489,234	$—	1,565,661
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	489,234	$—	1,565,661
(1) Amount shown reflects the maximum number of shares that may be issued upon future vesting of restricted stock units if time-based service conditions are met and performance-based stock units if maximum performance goals are achieved.
(2) The outstanding stock awards and units issued by the Company for share-based compensation do not have an exercise price.

The remaining information required by Item 12 will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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

4.3
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.4 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2021).

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

10.4*
Executive Agreement and General Release between Dynex Capital, Inc. and Stephen J. Benedetti dated as of July 26, 2022 (incorporated herein by reference to Exhibit 10.45 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.18 of Dynex's Annual Report on Form 10-K for the year ended December 31, 2021).
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

Exhibit No.	Description
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

10.35.4
Amendment No. 4, dated February 10, 2023, to the Distribution Agreement by and among Dynex Capital, Inc., J.P. Morgan Securities LLC, JMP Securities LLC, JonesTrading Institutional Services LLC and BTIG, LLC (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed February 10, 2023).

10.40*
Dynex Capital, Inc. Annual Cash Incentive Plan, amended and restated effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10.40 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.41*	Dynex Capital, Inc. 2020 Stock and Incentive Plan, effective June 9, 2020 (incorporated herein by reference to Exhibit 10.41 to Dynex’s Current Report on Form 8-K filed June 9, 2020).

Exhibit No.	Description
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

21.1	List of consolidated entities of Dynex Capital, Inc. (incorporated herein by reference to Exhibit 21.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	February 27, 2023	/s/ Robert S. Colligan
Robert S. Colligan
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron L. Boston	Chief Executive Officer,	February 27, 2023
Byron L. Boston	Co-Chief Investment Officer, and Director
(Principal Executive Officer)

/s/ Robert S. Colligan	Executive Vice President,	February 27, 2023
Robert S. Colligan	Chief Financial Officer, and Secretary
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	February 27, 2023
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Julia L. Coronado	Director	February 27, 2023
Julia L. Coronado

/s/ Michael R. Hughes	Director	February 27, 2023
Michael R. Hughes

/s/ Joy D. Palmer	Director	February 27, 2023
Joy D. Palmer

/s/ Robert A. Salcetti	Director	February 27, 2023
Robert A. Salcetti

/s/ David H. Stevens	Director	February 27, 2023
David H. Stevens

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K

Filed with Securities and Exchange Commission

December 31, 2022

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm:
BDO USA, LLP; Richmond, Virginia; PCAOB ID #243	F-3

Financial Statements As of December 31, 2022 and December 31, 2021 and For the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020:

Consolidated Balance Sheets	F-7

Consolidated Statements of Comprehensive Income (Loss)	F-8

Consolidated Statements of Shareholders’ Equity	F-9

Consolidated Statements of Cash Flows	F-11

Notes to the Consolidated Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynex Capital, Inc.
Glen Allen, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

Valuation of Level 2 Investments in Mortgage-Backed Securities

As discussed in Notes 1, 3, and 6 to the consolidated financial statements, the Company’s consolidated balance of level 2 investments in mortgage-backed securities (“MBS”) was recorded at an estimated fair value of $3.1 billion as of December 31, 2022. The estimated fair value for the level 2 MBS portfolio is driven by the stated security coupon interest rate, maturity, yield, and prepayment speeds. The Company’s management derived the fair value estimates using prices obtained from third-party pricing services and broker quotes.

We identified the valuation of level 2 investments in MBS at estimated fair value as a critical audit matter. The principal considerations for our determination include the magnitude of the MBS portfolio fair value as of December 31, 2022, relative to the Company’s total assets, and certain assumptions and inputs associated with fair value measurements, specifically market interest rates, yield, and prepayment speeds. The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over compliance with the Company’s pricing calculation policy and approval of prices used in the determination of fair value.

•Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the Company’s calculated fair values for level 2 MBS selected for testing by developing an independent estimate of fair value using certain key assumptions and inputs, including the market interest rates, yield, and prepayment speeds, and then comparing those fair value estimates to the fair value determined by the Company.

We have served as the Company's auditor since 2005.

BDO USA, LLP

Richmond, Virginia

February 27, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynex Capital, Inc
Glen Allen, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Dynex Capital, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

BDO USA, LLP
Richmond, Virginia

February 27, 2023

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$332,035	$366,023
Cash collateral posted to counterparties	117,842	55,284
Mortgage-backed securities (including pledged of $2,810,957 and $3,011,319, respectively), at fair value	3,112,705	3,181,839
Mortgage loans held for investment, at fair value	2,617	4,268
Due from counterparties	10,348	2,771
Derivative assets	7,102	7,969
Accrued interest receivable	15,260	14,184
Other assets, net	7,325	7,400
Total assets	$3,605,234	$3,639,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,644,405	$2,849,916
Due to counterparties	4,159	2,471
Derivative liabilities	22,595	—
Cash collateral posted by counterparties	435	1,834
Accrued interest payable	16,450	1,365
Accrued dividends payable	9,103	6,541
Other liabilities	6,759	6,332
Total liabilities	2,703,906	2,868,459

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 53,637,095 and 36,665,805 shares issued and outstanding, respectively	536	367
Additional paid-in capital	1,357,514	1,107,792
Accumulated other comprehensive (loss) income	(181,346)	6,729
Accumulated deficit	(383,219)	(451,452)
Total shareholders’ equity	901,328	771,279
Total liabilities and shareholders’ equity	$3,605,234	$3,639,738
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($s in thousands except per share data)

	Year Ended
	December 31,
	2022	2021	2020
INTEREST INCOME (EXPENSE)
Interest income	$86,695	$60,051	$96,468
Interest expense	(43,612)	(5,671)	(32,615)
Net interest income	43,083	54,380	63,853

OTHER GAINS (LOSSES)
Realized (loss) gain on sale of investments, net	(89,067)	6,705	308,084
Unrealized (loss) gain on investments, net	(213,022)	(14,814)	20
Gain (loss) on derivative instruments, net	436,007	81,417	(172,290)
Total other gains, net	133,918	73,308	135,814

EXPENSES
Compensation and benefits	(16,808)	(12,757)	(11,743)
Other general and administrative	(15,545)	(11,328)	(9,337)
Other operating expenses	(1,487)	(1,342)	(1,057)
Total operating expenses	(33,840)	(25,427)	(22,137)

Net income	143,161	102,261	177,530
Preferred stock dividends	(7,694)	(8,329)	(13,599)
Preferred stock redemption charge	—	(2,987)	(3,914)
Net income to common shareholders	$135,467	$90,945	$160,017

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(202,063)	$(66,827)	$214,539
Reclassification adjustment for realized loss (gain) on available-for-sale investments, net	13,988	(6,705)	(308,084)
Total other comprehensive loss	(188,075)	(73,532)	(93,545)
Comprehensive (loss) income to common shareholders	$(52,608)	$17,413	$66,472

Weighted average common shares-basic	42,491,433	32,596,272	23,106,200
Weighted average common shares-diluted	42,743,037	32,761,331	23,106,200
Net income per common share-basic	$3.19	$2.79	$6.93
Net income per common share-diluted	$3.17	$2.78	$6.93
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,201)	$582,988
Cumulative effect of adopting accounting standard ASU 2019-05	—	—	—	—	—	—	(548)	(548)
Adjusted Balance, January 1, 2020	6,788,330	$162,807	22,945,993	$229	$858,347	$173,806	$(612,749)	$582,440
Stock issuance	4,460,000	107,843	558,583	6	9,969	—	—	117,818
Redemption of preferred stock	(4,000,000)	(96,086)	—	—	—	—	(3,914)	(100,000)
Restricted stock granted, net of amortization	—	—	239,661	2	1,821	—	—	1,823
Stock repurchase	—	—	(32,925)	—	(372)	—	—	(372)
Adjustments for tax withholding on share-based compensation	—	—	(13,342)	—	(245)	—	—	(245)
Stock issuance costs	—	—	—	—	(25)	—	—	(25)
Net income	—	—	—	—	—	—	177,530	177,530
Dividends on preferred stock	—	—	—	—	—	—	(13,599)	(13,599)
Dividends on common stock	—	—	—	—	—	—	(38,372)	(38,372)
Other comprehensive loss	—	—	—	—	—	(93,545)	—	(93,545)
Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
Stock issuance	—	—	12,972,447	130	237,000	—	—	237,130
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	40,027	—	1,816	—	—	1,816
Other share-based compensation, net of amortization	—	—	—	—	700	—	—	700
Adjustments for tax withholding on share-based compensation	—	—	(44,639)	—	(853)	—	—	(853)
Stock issuance costs	—	—	—	—	(366)	—	—	(366)
Net income	—	—	—	—	—	—	102,261	102,261
Dividends on preferred stock	—	—	—	—	—	—	(8,329)	(8,329)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Dividends on common stock	—	—	—	—	—	—	(51,293)	(51,293)
Other comprehensive loss	—	—	—	—	—	(73,532)	—	(73,532)
Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	16,880,615	168	246,714	—	—	246,882
Restricted stock granted, net of amortization	—	—	71,216	1	1,877	—	—	1,878
Other share-based compensation, net of amortization	—	—	118,390	1	2,540	—	—	2,541
Adjustments for tax withholding on share-based compensation	—	—	(98,931)	(1)	(1,346)	—	—	(1,347)
Stock issuance costs	—	—	—	—	(63)	—	—	(63)
Net income	—	—	—	—	—	—	143,161	143,161
Dividends on preferred stock	—	—	—	—	—	—	(7,694)	(7,694)
Dividends on common stock	—	—	—	—	—	—	(67,234)	(67,234)
Other comprehensive loss	—	—	—	—	—	(188,075)	—	(188,075)
Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328

See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($s in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Operating activities:
Net income	$143,161	$102,261	$177,530
Adjustments to reconcile net income to cash provided by operating activities:
Realized loss (gain) on sale of investments, net	89,067	(6,705)	(308,084)
Unrealized loss (gain) on investments, net	213,022	14,814	(20)
(Gain) loss on derivative instruments, net	(436,007)	(81,417)	172,290
Amortization of investment premiums, net	98,071	118,171	126,395
Other amortization and depreciation, net	2,354	2,308	1,989
Share-based compensation expense	4,419	2,516	1,823
(Increase) decrease in accrued interest receivable	(1,076)	204	11,821
Increase (decrease) in accrued interest payable	15,085	(45)	(14,175)
Change in other assets and liabilities, net	(1,744)	(5,137)	4,383
Net cash provided by operating activities	126,352	146,970	173,952
Investing activities:
Purchases of trading securities	(1,553,217)	(1,541,678)	—
Purchases of available-for-sale investments	—	—	(2,436,953)
Principal payments received on trading securities	123,982	36,515	—
Principal payments received on available-for-sale investments	225,639	394,341	474,731
Proceeds from sales of trading securities	588,651	—	—
Proceeds from sales of available-for-sale investments	95,678	472,943	4,491,873
Principal payments received on mortgage loans held for investment	1,646	2,101	2,854
Net receipts on derivatives, including terminations	453,580	86,247	(185,482)
(Decrease) increase in cash collateral posted by counterparties	(1,399)	(5,847)	5,681
Net cash (used in) provided by investing activities	(65,440)	(555,378)	2,352,704
Financing activities:
Borrowings under repurchase agreements	16,248,926	12,635,222	31,054,242
Repayments of repurchase agreement borrowings	(16,454,437)	(12,222,469)	(33,369,427)
Principal payments on non-recourse collateralized financing	—	(118)	(2,646)
Proceeds from issuance of preferred stock	—	—	107,843
Proceeds from issuance of common stock	246,882	237,130	9,891
Cash paid for redemption of preferred stock	—	(69,708)	(100,000)
Cash paid for stock issuance costs	—	(329)	—
Cash paid for common stock repurchases	—	—	(372)
Payments related to tax withholding for share-based compensation	(1,347)	(853)	(245)
Dividends paid	(72,366)	(58,895)	(52,437)
Net cash (used in) provided by financing activities	(32,342)	519,980	(2,353,151)

Net increase in cash including cash posted to counterparties	28,570	111,572	173,505

Cash including cash posted to counterparties at beginning of period	421,307	309,735	136,230
Cash including cash posted to counterparties at end of period	$449,877	$421,307	$309,735

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$28,527	$5,709	$46,054
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in debt securities, the majority of which are Agency mortgage-backed securities (“MBS”) consisting of residential MBS (“RMBS”), commercial MBS (“CMBS”), and CMBS interest-only (“IO”) securities and non-Agency MBS, which consist mainly of CMBS IO. Agency MBS have a guaranty of principal payment by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal payment. The Company also invests in other types of mortgage-related securities, such as to-be-announced securities (“TBAs” or “TBA securities”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of December 31, 2022.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Tax Code”) and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain asset, income, ownership, and distribution tests. To meet these requirements, the Company’s main source of income is interest earned from obligations secured by mortgages on real property, and the Company must distribute at least 90% of its annual REIT taxable income to shareholders. As a REIT, the Company’s income will generally not be subject to federal income tax to the extent it is distributed as dividends to shareholders.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

amount is recorded as a liability within “cash collateral posted by counterparties” on the Company’s consolidated balance sheets.

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of December 31, 2022, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended December 31, 2022:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$332,035	$366,023
Cash collateral posted to counterparties	117,842	55,284
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$449,877	$421,307

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

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of IO securities) and their contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS are amortized or accreted into interest income over the projected life of such securities using the effective interest method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company’s projections of future cash payments are based on input received from external sources and internal models and may include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Mortgage Loans Held For Investment

The Company has elected the fair value option for its mortgage loans held for investment. Changes in fair value for mortgage loans are recorded in “unrealized gain (loss) on investments, net.”

Repurchase Agreements

The Company’s repurchase agreements, which are used to finance its purchases of MBS, are accounted for as secured borrowings under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, which is disclosed parenthetically on the Company’s consolidated balance sheets. At the maturity of a repurchase agreement borrowing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged.

Derivative Instruments

During the periods presented herein, the Company used U.S. Treasury futures, options on U.S. Treasury futures, interest rate swaps, interest rate swaptions, and TBA securities, which are forward contracts for the purchase or sale of Agency RMBS on a non-specified pool basis. Derivative instruments are accounted for at fair value, and all periodic interest benefits/costs and changes in fair value, including gains and losses realized upon termination, maturity, or settlement, are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

The Company’s options on U.S. Treasury futures provide the Company the right, but not an obligation, to buy U.S. Treasury futures at a predetermined notional amount and stated term in the future and are valued based on exchange pricing. The Company records the premium paid for the option contract as a derivative asset on its consolidated balance sheet and adjusts the balance for changes in fair value through “gain (loss) on derivative instruments” until the option is exercised or the contract expires. If the option contract expires unexercised, the realized loss is limited to the premium paid. If exercised, the realized gain or loss on the options is equal to the difference between the fair value of the underlying U.S. Treasury future and the premium paid for the option contract.

The Company may also purchase swaptions, which provide the Company the right, but not an obligation, to enter into an interest rate swap at a predetermined notional amount with a stated term and pay and receive rates in the future. The accounting for swaptions is similar to options on U.S. Treasury futures.

During the year ended December 31, 2020, the Company held interest rate swap agreements that were centrally cleared through the Chicago Mercantile Exchange (“CME”), which required the Company to post initial margin as collateral as well as variation margin for changes in the fair value of the CME cleared swaps. The exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, the Company accounted for the daily exchange of variation margin associated with CME cleared interest rate swaps as a direct increase or decrease to the carrying value of the related derivative asset or liability. The Company realizes gains or losses on its interest rate swap agreements when periodic interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

payments are made or received. If an interest rate swap is terminated prior to its maturity, the realized gain or loss is equal to the payment made to exit the agreement, net of the accrued periodic interest.

A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a non-specified Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. The Company accounts for long and short positions in TBAs as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS or that the individual TBA transaction will settle in the shortest time period possible.

Please refer to Note 5 for additional information regarding the Company’s derivative instruments as well as Note 6 for information on how the fair value of these instruments is calculated.

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of December 31, 2022, 1,565,661 common shares are available for issuance under the 2020 Plan. Awards previously granted under the Company’s 2018 Stock and Incentive Plan (“2018 Plan”) remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2018 Plan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Contingencies

The Company did not have any pending lawsuits, claims, or other contingencies as of December 31, 2022 or December 31, 2021.
Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the year ended December 31, 2022, that are expected to have a material impact on the Company’s financial condition or results of operations.

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

	Year Ended
	December 31,
	2022	2021	2020
Weighted average number of common shares outstanding - basic	42,491,433	32,596,272	23,106,200
Incremental common shares-unvested RSUs	76,950	55,019	—
Incremental common shares-unvested PSUs	174,654	110,040	—
Weighted average number of common shares outstanding - diluted	42,743,037	32,761,331	23,106,200

Net income to common shareholders	$135,467	$90,945	$160,017
Net income per common share-basic	$3.19	$2.79	$6.93
Net income per common share-diluted	$3.17	$2.78	$6.93

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	December 31, 2022			December 31, 2021
	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$3,104,498	$3,150,873	$2,762,878	$2,639,747	$2,713,907	$2,686,775
Agency CMBS	131,578	132,333	124,690	174,899	177,211	184,847
CMBS IO (1)	n/a	238,841	224,985	n/a	298,197	309,419
Non-Agency other	209	209	152	966	777	798
Total	$3,236,285	$3,522,256	$3,112,705	$2,815,612	$3,190,092	$3,181,839

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $9,711,981 and $6,280,761, respectively, as of December 31, 2022, and $10,630,713 and $8,635,666, respectively, as of December 31, 2021.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$977,624	$—	$(164,949)	$812,675
Agency CMBS	117,031	—	(6,474)	110,557
CMBS IO	193,405	507	(10,373)	183,539
Non-Agency other	209	—	(57)	152
Total	$1,288,269	$507	$(181,853)	$1,106,923

MBS measured at fair value through net income:
Agency RMBS	$2,173,249	$—	$(223,046)	$1,950,203
Agency CMBS	15,302	—	(1,169)	14,133
CMBS IO	45,436	—	(3,990)	41,446
Total	$2,233,987	$—	$(228,205)	$2,005,782

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$1,232,738	$7,779	$(19,994)	$1,220,523
Agency CMBS	177,211	7,636	—	184,847
CMBS IO	276,354	11,713	(426)	287,641
Non-Agency other	777	63	(42)	798
Total	$1,687,080	$27,191	$(20,462)	$1,693,809

MBS measured at fair value through net income:
Agency RMBS	$1,481,169	$—	$(14,917)	$1,466,252

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

CMBS IO	21,843	57	(122)	21,778
Total	$1,503,012	$57	$(15,039)	$1,488,030

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
The following table presents information regarding unrealized gains and losses on investments reported within net income on the Company’s consolidated statements of comprehensive income for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020
Agency RMBS	$(208,129)	$(14,917)	$—
Agency CMBS	(1,169)	—	—
CMBS IO	(3,924)	(65)	—
Mortgage loans held for investment and other assets (1)	200	168	20
Total unrealized (loss) gain on investments, net	$(213,022)	$(14,814)	$20
(1)    Includes the change in fair value of the Company’s single-family mortgage loans which were originated or purchased by the Company prior to 2000 and represented on the Company’s consolidated balance sheets as “mortgage loans held for investment“. The principal outstanding on these mortgage loans as of December 31, 2022 was $2,689 compared to $4,337 as of December 31, 2021.

The Company sold MBS with an amortized cost of $675,469, $318,577, and $4,334,221 during the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. The following table presents information regarding realized gains and losses sales of MBS reported in the Company’s consolidated statements of comprehensive income for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020
Realized gains on sales of MBS - AFS	$—	$7,516	$308,084
Realized losses on sales of MBS - AFS	(13,988)	(811)	—
Realized gains on sales of MBS - FVO	—	—	—
Realized losses on sales of MBS - FVO	(75,079)	—	—
Total realized (loss) gain on sale of investments, net	$(89,067)	$6,705	$308,084

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	December 31, 2022			December 31, 2021
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$346,064	$22,808	79	$1,051,233	$(20,118)	23
Non-Agency MBS	42,162	1,787	56	11,667	(247)	14

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$697,514	$156,411	17	$—	$—	—
Non-Agency MBS	12,195	847	22	1,241	(97)	6

The unrealized losses on the Company’s MBS designated as AFS were the result of declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of December 31, 2022 or December 31, 2021. The principal related to Agency MBS is guaranteed by the GSEs Fannie Mae and Freddie Mac. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of December 31, 2022 and December 31, 2021 are summarized in the following tables:

	December 31, 2022			December 31, 2021
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,349,181	4.15%	$2,496,781	$2,408,126	0.17%	$2,536,094
Agency CMBS	108,580	3.76%	108,146	176,268	0.14%	184,847
Agency CMBS IO	137,569	4.62%	150,517	180,912	0.68%	192,481
Non-Agency CMBS IO	49,075	5.26%	55,513	84,610	0.99%	97,897
Total repurchase agreements	$2,644,405	4.18%	$2,810,957	$2,849,916	0.23%	$3,011,319
The Company had borrowings outstanding under 24 different repurchase agreements as of December 31, 2022, and its equity at risk did not exceed 5% with any counterparty as of that date. The Company also had $4,159 and $2,471 payable to counterparties for transactions pending settlement as of December 31, 2022 and December 31, 2021, respectively.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	December 31, 2022			December 31, 2021
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$858,161	4.44%	42	$602,994	0.42%	123
30 to 90 days	1,786,244	4.06%	104	763,302	0.14%	166
91 to 180 days	—	—%	—	1,075,324	0.15%	198
181 days to 1 year	—	—%	—	408,296	0.30%	366
Total	$2,644,405	4.18%	84	$2,849,916	0.23%	198

The increase in the Company’s weighted average rate for its borrowings as of December 31, 2022 compared to December 31, 2021 resulted from the increase in the Federal Funds rate set by the Federal Reserve. The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $16,450 as of December 31, 2022 compared to $1,365 as of December 31, 2021.

The Company has an agreement with Wells Fargo Bank, N.A. for a committed repurchase facility, which has an aggregate maximum borrowing capacity of $250,000 and a maturity date of June 8, 2023. As of December 31, 2022, the Company had $54,248 outstanding with this facility at a weighted average borrowing rate of 4.90%. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth and earnings, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of December 31, 2022.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of December 31, 2022 and December 31, 2021:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2022:
Repurchase agreements	$2,644,405	$—	$2,644,405	$(2,644,405)	$—	$—

December 31, 2021:
Repurchase agreements	$2,849,916	$—	$2,849,916	$(2,849,916)	$—	$—
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
($s in thousands except per share data)

Please see Note 5 for information related to the Company’s derivatives, which are also subject to underlying agreements with master netting or similar arrangements.

NOTE 5 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. During the periods presented herein, the Company used short positions in U.S. Treasury futures, interest rate swaps, interest rate swaptions, and call options on U.S. Treasury futures to mitigate the impact of changing interest rates on its repurchase agreement financing costs and the fair value of its investments.

TBA Transactions. The Company purchases TBA securities as a means of investing in non-specified fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its exposure to Agency RMBS. The Company holds long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased (or sold) for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. The Company accounts for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because it cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest period possible.

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative instrument for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2022	2021	2020
U.S. Treasury futures	$724,347	$61,215	$(15,046)
Interest rate swaps	—	—	(182,942)
Interest rate swaptions	47,738	40,330	680
Options on U.S. Treasury futures	(431)	(2,141)	(26,186)
TBA securities-long positions	(335,647)	(17,987)	61,245
TBA securities-short positions	—	—	(10,041)
Gain (loss) on derivative instruments, net	$436,007	$81,417	$(172,290)

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Type of Derivative Instrument	Balance Sheet Location	Purpose	December 31, 2022	December 31, 2021
Interest rate swaptions	Derivative assets	Economic hedging	$—	$3,202
Options on U.S. Treasury futures	Derivative assets	Economic hedging	5,859	—
TBA securities	Derivative assets	Investing	1,243	4,767
Total derivatives assets			$7,102	$7,969

TBA securities	Derivative liabilities	Investing	$22,595	—
Total derivatives liabilities			$22,595	$—

Because the Company’s short positions in U.S. Treasury futures are considered legally settled on a daily basis, the carrying value within “derivative assets” on the Company’s consolidated balance sheet nets to $0. As of December 31, 2022, the amount of cash posted by the Company for its U.S. Treasury futures was $107,780, of which $101,203 is the required initial margin recorded within “cash collateral posted to counterparties.” The excess amount of $6,577 is recorded within “due from counterparties.”

The Company’s options on U.S. Treasury futures are recorded at fair value on its consolidated balance sheet as of December 31, 2022. The Company’s cost basis as of December 31, 2022 was $3,803, which represents the premium paid.

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	December 31, 2022	December 31, 2021
Implied market value (1)	$2,751,568	$1,531,188
Implied cost basis (2)	2,772,920	1,526,421
Net carrying value (3)	$(21,352)	$4,767
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

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the year ended December 31, 2022:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
Interest rate swaptions	$500,000	$—	$(500,000)	$—
U.S. Treasury futures	(3,890,000)	(19,945,000)	18,915,000	(4,920,000)
Options on U.S. Treasury futures	—	1,250,000	(1,000,000)	250,000
TBA securities	1,530,000	35,955,000	(34,616,000)	2,869,000

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2022 and December 31, 2021:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2022
Options on U.S. Treasury futures	$5,859	$—	$5,859	$—	$—	$5,859
TBA securities	1,243	—	1,243	(1,242)	—	1
Derivative assets	$7,102	$—	$7,102	$(1,242)	$—	$5,860
December 31, 2021
Interest rate swaptions	$3,202	$—	$3,202	$—	$(481)	$2,721
TBA securities	4,767	—	4,767	—	(1,353)	3,414
Derivative assets	$7,969	$—	$7,969	$—	$(1,834)	$6,135

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2022
TBA securities	$22,595	$—	$22,595	$(1,242)	$(16,639)	$4,714
Derivative liabilities	$22,595	$—	$22,595	$(1,242)	$(16,639)	$4,714

December 31, 2021
Derivative liabilities	$—	$—	$—	$—	$—	$—
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
($s in thousands except per share data)

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

	December 31, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$3,112,705	$—	$3,112,553	$152	$3,181,839	$—	$3,181,041	$798
Mortgage loans held for investment	2,617	—	—	2,617	4,268	—	—	4,268
Derivative assets:
Options on U.S. Treasury futures	$5,859	$5,859	$—	$—	$—	$—	$—	$—
Interest rate swaptions	—	—	—	—	3,202	—	3,202	—
TBA securities-long position	1,243	—	1,243	—	4,767	—	4,767	—
Total assets carried at fair value	$3,122,424	$5,859	$3,113,796	$2,769	$3,194,076	$—	$3,189,010	$5,066

Liabilities carried at fair value:
TBA securities-long position	$22,595	$—	$22,595	$—	$—	$—	$—	$—
Total liabilities carried at fair value	$22,595	$—	$22,595	$—	$—	$—	$—	$—

The fair value measurements for most of the Company's MBS are considered Level 2 because there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets and are based on prices received from pricing services and quotes from brokers. In valuing a security, the pricing service uses either a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, or an income approach, which uses valuation techniques such as discounted cash flow modeling. The Company reviews the prices it receives from its pricing sources as well as the assumptions and inputs utilized by its pricing sources for reasonableness. Examples of the observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things.

The Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans and certain non-Agency MBS are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

models using significant inputs which are determined by the Company when market observable inputs are not available. Information utilized in those pricing models include the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected credit losses, and credit enhancement as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 7.0% in measuring the fair value of its Level 3 assets as of December 31, 2022. Significant changes in any of these inputs in isolation may result in a significantly different fair value measurement. Level 3 assets are generally most sensitive to the default rate and severity assumptions.

The activity of the Company’s Level 3 assets during the year ended December 31, 2022 is presented in the following table:

	Year Ended
	December 31, 2022
	Other Non-Agency MBS	Mortgage Loans
Balance as of beginning of period	$798	$4,268
Change in fair value (1)	(78)	13
Principal payments	(757)	(1,646)
Accretion (amortization)	189	(18)
Balance as of end of period	$152	$2,617
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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of December 31, 2022. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. However, because 3-month LIBOR will cease to be a published rate as of June 30, 2023, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

$0.43125 per share of Series C Preferred Stock on January 17, 2023 to shareholders of record as of January 1, 2023.

Common Stock. During the year ended December 31, 2022, the Company issued 16,880,615 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $246,883, net of $3,127 in broker commissions and fees. The Company declared dividends of $1.56 per common share compared to $1.56 and $1.66 for the years ended December 31, 2021 and December 31, 2020, respectively. The Company currently pays a monthly dividend on its common stock. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

Share-Based Compensation. Total share-based compensation expense recognized by the Company was $4,419 for the year ended December 31, 2022 compared to $2,516 and $1,823 for the years ended December 31, 2021 and December 31, 2020, respectively.

The following tables present a rollforward of share-based awards for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	Year Ended
	December 31,
	2022		2021		2020
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	197,804	$15.27	281,761	$14.74	119,213	$18.56
Granted	71,216	15.60	40,027	19.02	240,293	13.88
Vested	(135,069)	15.49	(123,984)	15.28	(77,113)	17.94
Forfeited	—	$—	—	—	(632)	17.10
Awards outstanding, end of period	133,951	$15.22	197,804	$15.27	281,761	$14.74

RSUs:
Awards outstanding, beginning of period	55,019	$19.40	—	$—	—	$—
Granted	73,767	15.19	55,019	19.40	—	—
Vested	(42,120)	17.85	—	—	—	—
Awards outstanding, end of period	86,666	$16.57	55,019	$19.40	—	$—

PSUs:
Awards outstanding, beginning of period	110,040	$19.04	—	$—	—	$—
Granted	147,542	14.83	110,040	19.04	—	—
Vested	(56,298)	16.73	—	—	—	—
Awards outstanding, end of period	201,284	$16.60	110,040	$19.04	—	$—

The number of RSUs that will potentially settle may range from 0% if the recipient’s service-based vesting condition is not met to 100% if the service-based vesting condition is met. The number of PSUs that will potentially settle may range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of December 31, 2022, the Company expects 96% of the PSUs outstanding will be settled on their vesting dates. The Company has DERs accrued for RSUs and PSUs of $152 and $354, respectively, as of December 31, 2022 compared to $50 and $100, respectively, as of December 31, 2021, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of December 31, 2022, which will be amortized into compensation expense over the period disclosed:

	December 31, 2022
	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$945	1.3 years
RSUs	988	1.8 years
PSUs	2,312	1.6 years
Total	$4,245	1.6 years

NOTE 8 – INCOME TAXES

The Company does not expect to incur any income tax liability for the year ended December 31, 2022 and did not incur any material income tax liability for the years ending December 31, 2021 or December 31, 2020. As of December 31, 2022, the Company has $408,636 of capital loss carryforwards, the majority of which will expire in 2027, and $9,290 of NOL carryforward remaining, which will expire over the next three years if not used.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740 as of December 31, 2022 or December 31, 2021, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.