Form 10-Q
period 2023-03-31
DYNEX CAPITAL INC
filed 2023-04-28
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Yes           ☐           No            ☒

On April 24, 2023, the registrant had 54,113,514 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Cash and cash equivalents	$279,028	$332,035
Cash collateral posted to counterparties	114,594	117,842
Mortgage-backed securities (including pledged of $3,012,970 and $2,810,957, respectively), at fair value	3,296,784	3,112,705
Due from counterparties	115,323	10,348
Derivative assets	37,179	7,102
Accrued interest receivable	17,234	15,260
Other assets, net	9,716	9,942
Total assets	$3,869,858	$3,605,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,937,124	$2,644,405
Due to counterparties	24,918	4,159
Derivative liabilities	—	22,595
Cash collateral posted by counterparties	27,125	435
Accrued interest payable	12,806	16,450
Accrued dividends payable	9,214	9,103
Other liabilities	3,843	6,759
Total liabilities	3,015,030	2,703,906

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 90,000,000 shares authorized; 53,876,914 and 53,637,095 shares issued and outstanding, respectively	539	536
Additional paid-in capital	1,361,000	1,357,514
Accumulated other comprehensive loss	(166,553)	(181,346)
Accumulated deficit	(448,001)	(383,219)
Total shareholders’ equity	854,828	901,328
Total liabilities and shareholders’ equity	$3,869,858	$3,605,234
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
($s in thousands except per share data)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME (EXPENSE)
Interest income	$30,846	$17,427
Interest expense	(31,308)	(1,748)
Net interest (expense) income	(462)	15,679

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	(23,315)	—
Unrealized gain (loss) on investments, net	57,120	(111,251)
(Loss) gain on derivative instruments, net	(67,267)	220,211
Total other (losses) gains, net	(33,462)	108,960

EXPENSES
Compensation and benefits	(3,750)	(3,466)
Other general and administrative	(3,622)	(3,643)
Other operating expenses	(426)	(321)
Total operating expenses	(7,798)	(7,430)

Net (loss) income	(41,722)	117,209
Preferred stock dividends	(1,923)	(1,923)
Net (loss) income to common shareholders	$(43,645)	$115,286

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$14,793	$(91,340)
Total other comprehensive gain (loss)	14,793	(91,340)
Comprehensive (loss) income to common shareholders	$(28,852)	$23,946

Weighted average common shares-basic	53,823,866	36,725,365
Weighted average common shares-diluted	53,823,866	37,111,733
Net (loss) income per common share-basic	$(0.81)	$3.14
Net (loss) income per common share-diluted	$(0.81)	$3.11
Dividends declared per common share	$0.39	$0.39
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328
Stock issuance	—	—	199,274	2	2,769	—	—	2,771
Restricted stock granted, net of amortization	—	—	27,932	—	360	—	—	360
Other share-based compensation, net of amortization	—	—	33,213	1	649	—	—	650
Adjustments for tax withholding on share-based compensation	—	—	(20,600)	—	(276)	—	—	(276)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(41,722)	(41,722)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,137)	(21,137)
Other comprehensive income	—	—	—	—	—	14,793	—	14,793
Balance as of March 31, 2023	4,460,000	$107,843	53,876,914	$539	$1,361,000	$(166,553)	$(448,001)	$854,828

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	267,288	3	4,242	—	—	4,245
Restricted stock granted, net of amortization	—	—	40,196	—	451	—	—	451
Other share-based compensation, net of amortization	—	—	—	—	395	—	—	395
Adjustments for tax withholding on share-based compensation	—	—	(15,407)	—	(236)	—	—	(236)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	117,209	117,209
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(14,431)	(14,431)
Other comprehensive loss	—	—	—	—	—	(91,340)	—	(91,340)
Balance as of March 31, 2022	4,460,000	$107,843	36,957,882	$370	$1,112,628	$(84,611)	$(350,597)	$785,633
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net (loss) income	$(41,722)	$117,209
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Realized loss on sale of investments, net	23,315	—
Unrealized (gain) loss on investments, net	(57,120)	111,251
Loss (gain) on derivative instruments, net	67,267	(220,211)
Amortization of investment premiums, net	19,642	27,104
Other amortization and depreciation, net	585	566
Share-based compensation expense	1,010	846
Increase in accrued interest receivable	(1,974)	(1,730)
(Decrease) increase in accrued interest payable	(3,644)	159
Change in other assets and liabilities, net	(3,622)	(642)
Net cash provided by operating activities	3,737	34,552
Investing activities:
Purchases of investments	(310,352)	(349,839)
Principal payments received on trading securities	30,233	27,118
Principal payments received on available-for-sale investments	22,318	59,745
Principal payments received on mortgage loans held for investment	279	512
Net (payments) receipts on derivatives, including terminations	(101,425)	259,180
Increase in cash collateral posted by counterparties	26,690	28,442
Net cash (used in) provided by investing activities	(332,257)	25,158
Financing activities:
Borrowings under repurchase agreements	5,428,877	2,197,547
Repayments of repurchase agreement borrowings	(5,136,158)	(2,094,661)
Proceeds from issuance of common stock	2,771	4,245
Payments related to tax withholding for share-based compensation	(276)	(236)
Dividends paid	(22,949)	(16,223)
Net cash provided by financing activities	272,265	90,672

Net (decrease) increase in cash including cash posted to counterparties	(56,255)	150,382
Cash including cash posted to counterparties at beginning of period	449,877	421,307
Cash including cash posted to counterparties at end of period	$393,622	$571,689

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$34,952	$1,589
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of March 31, 2023, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2023. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of March 31, 2023.

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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of March 31, 2023, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2023:

March 31, 2023
Cash and cash equivalents	$279,028
Cash collateral posted to counterparties	114,594
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$393,622

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

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of IO securities) and the contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS are amortized or accreted into interest income over the projected life of such securities using the effective interest method, and adjustments to premium amortization and discount accretion are made for actual cash payments. The Company’s projections of future cash payments are based on input received from external sources and internal models and may include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Repurchase Agreements

The Company’s repurchase agreements are used to finance its purchases of MBS and are accounted for as secured borrowings. The Company pledges its securities as collateral to secure a loan, which is equal to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, which is disclosed parenthetically on the Company’s consolidated balance sheets. At the maturity of a repurchase agreement borrowing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged.

Derivative Instruments

Derivative instruments are accounted for at fair value, and all benefits/costs and changes in fair value, including gains and losses realized upon termination, maturity, or settlement, are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

The Company’s short positions in U.S. Treasury futures contracts are valued based on exchange pricing with daily margin settlements. The margin requirement varies based on the market value of the open positions and the equity retained in the account. Any margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s consolidated balance sheets. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of March 31, 2023, 1,143,538 common shares are available for issuance under the 2020 Plan.

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

Contingencies

The Company did not have any pending lawsuits, claims, or other contingencies as of March 31, 2023 or December 31, 2022.
Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the three months ended March 31, 2023, that are expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Please refer to Note 1 for information regarding the Company’s treatment of its preferred stock and stock awards in the calculation of its basic and diluted net income or loss per common share and to Note 7 for information

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

regarding the Company’s stock award activity for the periods presented. The following table presents the computations of basic and diluted net income or loss per common share for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Weighted average number of common shares outstanding - basic	53,823,866	36,725,365
Incremental common shares-unvested RSUs	—	128,786
Incremental common shares-unvested PSUs	—	257,582
Weighted average number of common shares outstanding - diluted	53,823,866	37,111,733

Net (loss) income to common shareholders	$(43,645)	$115,286
Net (loss) income per common share-basic	$(0.81)	$3.14
Net (loss) income per common share-diluted	$(0.81)	$3.11

For the three months ended March 31, 2023, 270,106 of potentially dilutive RSUs and PSUs were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive for the period.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	March 31, 2023			December 31, 2022
	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$3,251,563	$3,287,869	$2,966,891	$3,104,498	$3,150,873	$2,762,878
Agency CMBS	125,220	125,833	119,474	131,578	132,333	124,690
CMBS IO (1)	n/a	220,541	210,283	n/a	238,841	224,985
Non-Agency other	191	191	136	209	209	152
Total	$3,376,974	$3,634,434	$3,296,784	$3,236,285	$3,522,256	$3,112,705

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $9,017,704 and $5,019,210, respectively, as of March 31, 2023, and $9,711,981 and $6,280,761, respectively, as of December 31, 2022.

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$960,952	$—	$(153,711)	$807,241
Agency CMBS	110,539	—	(5,428)	105,111
CMBS IO	176,238	660	(8,019)	168,879
Non-Agency other	191	—	(55)	136
Total	$1,247,920	$660	$(167,213)	$1,081,367

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

MBS measured at fair value through net income:
Agency RMBS	$2,326,917	$6,070	$(173,337)	$2,159,650
Agency CMBS	15,294	—	(931)	14,363
CMBS IO	44,302	—	(2,898)	41,404
Total	$2,386,513	$6,070	$(177,166)	$2,215,417

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$977,624	$—	$(164,949)	$812,675
Agency CMBS	117,031	—	(6,474)	110,557
CMBS IO	193,405	507	(10,373)	183,539
Non-Agency other	209	—	(57)	152
Total	$1,288,269	$507	$(181,853)	$1,106,923

MBS measured at fair value through net income:
Agency RMBS	$2,173,249	$—	$(223,046)	$1,950,203
Agency CMBS	15,302	—	(1,169)	14,133
CMBS IO	45,436	—	(3,990)	41,446
Total	$2,233,987	$—	$(228,205)	$2,005,782

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
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Agency RMBS	$55,779	$(110,201)
Agency CMBS	237	—
CMBS IO	1,092	(1,130)
Other assets	12	80
Total unrealized gain (loss) on investments, net	$57,120	$(111,251)

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	Three Months Ended
	March 31,
	2023	2022
Realized gains on sales of MBS - FVO	$—	$—
Realized losses on sales of MBS - FVO	(23,315)	—
Total realized loss on sales of investments, net	$(23,315)	$—

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	March 31, 2023			December 31, 2022
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$106,279	$3,310	29	$346,064	$22,808	79
Non-Agency MBS	10,660	318	21	42,162	1,787	56

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$920,117	$161,809	64	$697,514	$156,411	17
Non-Agency MBS	36,560	1,776	54	12,195	847	22

The unrealized losses on the Company’s MBS designated as AFS were the result of rising interests rates and declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of March 31, 2023 or December 31, 2022. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of March 31, 2023 and December 31, 2022 are summarized in the following tables:

	March 31, 2023			December 31, 2022
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$2,675,157	4.90%	$2,724,745	$2,349,181	4.15%	$2,496,781
Agency CMBS	98,373	4.89%	102,710	108,580	3.76%	108,146
Agency CMBS IO	128,819	5.23%	145,157	137,569	4.62%	150,517
Non-Agency CMBS IO	34,775	5.76%	40,358	49,075	5.26%	55,513
Total repurchase agreements	$2,937,124	4.92%	$3,012,970	$2,644,405	4.18%	$2,810,957

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

The Company had borrowings outstanding under 25 different repurchase agreements as of March 31, 2023, and its equity at risk did not exceed 5% with any counterparty as of that date. The Company also had $24,918 and $4,159 payable to counterparties for transactions pending settlement as of March 31, 2023 and December 31, 2022, respectively.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	March 31, 2023			December 31, 2022
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$1,288,034	4.96%	35	$858,161	4.44%	42
30 to 90 days	1,254,958	4.88%	78	1,786,244	4.06%	104
91 to 180 days	394,132	4.95%	183	—	—%	—
Total	$2,937,124	4.92%	73	$2,644,405	4.18%	84

The increase in the Company’s weighted average rate for its borrowings as of March 31, 2023 compared to December 31, 2022 resulted from the increase in the U.S. Federal Funds Target rate (“Fed Funds rate”) set by the Federal Reserve. The Company’s accrued interest payable related to its repurchase agreement borrowings was $12,806 as of March 31, 2023 compared to $16,450 as of December 31, 2022.

The Company has an agreement with Wells Fargo Bank, N.A. for a committed repurchase facility, which has an aggregate maximum borrowing capacity of $250,000 and a maturity date of June 8, 2023. As of March 31, 2023, the Company had $41,220 outstanding with this facility at a weighted average borrowing rate of 5.25%. The remaining repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of March 31, 2023.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of March 31, 2023 and December 31, 2022:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2023:
Repurchase agreements	$2,937,124	$—	$2,937,124	$(2,937,124)	$—	$—

December 31, 2022:
Repurchase agreements	$2,644,405	$—	$2,644,405	$(2,644,405)	$—	$—
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

NOTE 5 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. During the periods presented herein, the Company used short positions in U.S. Treasury futures, interest rate swaptions, and call options on U.S. Treasury futures to mitigate the impact of changing interest rates on its repurchase agreement financing costs and the fair value of its investments.

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

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

derivative instrument for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2023	2022
U.S. Treasury futures	$(106,373)	$288,934
Interest rate swaptions	—	25,438
Options on U.S. Treasury futures	(4,258)	—
TBA securities-long positions	43,364	(94,161)
(Loss) gain on derivative instruments, net	$(67,267)	$220,211

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2023	December 31, 2022
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$1,680	$5,859
TBA securities	Derivative assets	Investing	35,499	1,243
Total derivatives assets			$37,179	$7,102

TBA securities	Derivative liabilities	Investing	$—	$22,595
Total derivatives liabilities			$—	$22,595

The Company’s short positions in U.S. Treasury futures are considered legally settled on a daily basis, therefore the carrying value on the Company’s consolidated balance sheet nets to $0. As of March 31, 2023, the amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures was $114,590, which is recorded within “cash collateral posted to counterparties.” The Company also had variation margin amount due of $17,337 as of March 31, 2023, which is recorded within “due to counterparties.”

The Company’s options on U.S. Treasury futures are recorded at fair value on its consolidated balance sheet as of March 31, 2023. The Company’s cost basis as of March 31, 2023 was $4,034, which represents the premium paid.

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	March 31, 2023	December 31, 2022
Implied market value (1)	$3,714,915	$2,751,568
Implied cost basis (2)	3,679,416	2,772,920
Net carrying value (3)	$35,499	$(21,352)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the three months ended March 31, 2023:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
U.S. Treasury futures	$(4,920,000)	$(5,440,000)	$5,040,000	$(5,320,000)
Options on U.S. Treasury futures	250,000	250,000	(250,000)	250,000
TBA securities	2,869,000	11,034,000	(10,151,000)	3,752,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2023 and December 31, 2022:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2023
Options on U.S. Treasury futures	$1,680	$—	$1,680	$—	$—	$1,680
TBA securities	35,499	—	35,499	—	(26,994)	8,505
Derivative assets	$37,179	$—	$37,179	$—	$(26,994)	$10,185
December 31, 2022
Options on U.S. Treasury futures	$5,859	$—	$5,859	$—	$—	$5,859
TBA securities	1,243	—	1,243	(1,243)	—	—
Derivative assets	$7,102	$—	$7,102	$(1,243)	$—	$5,859

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2023
TBA securities	$—	$—	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—	$—	$—

December 31, 2022
TBA securities	$22,595	$—	$22,595	$(1,243)	$(16,639)	$4,713
Derivative liabilities	$22,595	$—	$22,595	$(1,243)	$(16,639)	$4,713
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	March 31, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$3,296,784	$—	$3,296,648	$136	$3,112,705	$—	$3,112,553	$152
Derivative assets:
Options on U.S. Treasury futures	1,680	1,680	—	—	5,859	5,859	—	—
TBA securities-long position	35,499	—	35,499	—	1,243	—	1,243	—
Total assets carried at fair value	$3,333,963	$1,680	$3,332,147	$136	$3,119,807	$5,859	$3,113,796	$152

Liabilities carried at fair value:
TBA securities-long position	$—	$—	$—	$—	$22,595	$—	$22,595	$—
Total liabilities carried at fair value	$—	$—	$—	$—	$22,595	$—	$22,595	$—

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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of March 31, 2023. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. When 3-month LIBOR ceases

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

to be a published, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on April 17, 2023 to shareholders of record as of April 1, 2023.

Common Stock. During the three months ended March 31, 2023, the Company issued 199,274 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $2,771, net of broker commissions and fees. The Company currently pays a monthly dividend on its common stock. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

Share-Based Compensation. Total share-based compensation expense recognized by the Company was $1,010 for the three months ended March 31, 2023 compared to $846 for the three months ended March 31, 2022.

The following tables present a rollforward of share-based awards for the periods indicated:

	Three Months Ended
	March 31,
	2023		2022
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	133,951	$15.22	197,804	$15.27
Granted	27,932	11.97	40,196	15.19
Vested	(36,573)	16.75	(44,805)	17.79
Awards outstanding, end of period	125,310	$14.05	193,195	$14.67

RSUs:
Awards outstanding, beginning of period	86,666	$16.57	55,019	$19.40
Granted	106,850	11.97	73,767	15.19
Vested	(33,213)	13.50	—	—
Awards outstanding, end of period	160,303	$14.14	128,786	$16.99

PSUs:
Awards outstanding, beginning of period	201,284	$16.60	110,040	$19.40
Granted	160,277	11.97	147,542	15.19
Vested	—	—	—	—
Awards outstanding, end of period	361,561	$16.60	257,582	$16.99

The number of RSUs that will potentially settle may range from 0% if the recipient’s service-based vesting condition is not met to 100% if the service-based vesting condition is met. The number of PSUs that will potentially settle may range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of March 31, 2023, the Company expects 100% of the PSUs outstanding will be settled on their vesting dates. The Company has DERs accrued for RSUs and PSUs of $89 and $446, respectively, as of March 31, 2023 compared to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

$152 and $354, respectively, as of December 31, 2022, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of March 31, 2023, which will be amortized into compensation expense over the period disclosed:

	March 31, 2023
	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$918	2.0 years
RSUs	2,083	2.4 years
PSUs	3,765	2.1 years
Total	$6,766	2.2 years

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in Part II, Item 8 in our 2022 Form 10-K. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

    For more information about our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of our 2022 Form 10-K.

EXECUTIVE OVERVIEW

Interest rate volatility experienced during 2022 continued in the first quarter of 2023. The last month of the quarter included a steep drop in medium and longer term interest rates as two banks collapsed, and financial system duress became the focus of regulators and market participants. The Federal Reserve’s dual mandate of maximum employment and price stability while taming inflation is a difficult task. As the front end of the yield curve moves up with the continuation of Fed Funds rate increases, the back end has fallen while spreads have widened as smaller banks could be net sellers of MBS. Our hedging activities help insulate the Company’s book value against rising interest rates, but do not protect the Company from widening spreads.
The charts below show the range of U.S. Treasury rates and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:		Change in Spreads
Investment Type:	March 31, 2023	December 31, 2022
Agency RMBS: (1)
2.0% coupon	39	27	(12)
2.5% coupon	39	35	(4)
3.0% coupon	39	33	(6)
3.5% coupon	39	36	(3)
4.0% coupon	42	33	(9)
4.5% coupon	51	34	(17)
5.0% coupon	50	28	(22)
5.5% coupon	55	33	(22)
Agency DUS (Agency CMBS)(2)	78	74	(4)
Freddie K AAA IO (Agency CMBS IO)(2)	210	235	25
AAA CMBS IO (Non-Agency CMBS IO)(2)	350	315	(35)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because.the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of First Quarter 2023 Performance

Our total economic return for the first quarter of 2023 was a loss of $(0.54) per common share, comprised of a $(0.93) decline in book value offset by dividends declared of $0.39 per common share. The loss in book value was driven primarily by spread widening on MBS as a result of turmoil in the banking sector during the first quarter of 2023. The impact of spread widening on our MBS muted the benefit gained from the decline in the 10-year U.S. Treasury rate during March 2023. The decline in the 10-year U.S. Treasury rate also resulted in losses in the fair value of our interest rate hedges, which exceeded net unrealized gains on our investment portfolio by $(18.7) million, and comprised the majority of comprehensive loss to common shareholders of $(28.9) million, or $(0.54) per common share, for the first quarter of 2023. In addition to spread widening, our earnings continue to be impacted by increasing borrowing costs as the Federal Reserve continues raising the Fed Funds rate in its efforts to tame inflation. Our interest expense exceeded our interest income by $(0.5) million for the first quarter of 2023.

Prior to the decline in the 10-year U.S. Treasury rate in March 2023, we realized gains of $89.0 million when we rolled our interest rate hedges in February 2023. While included in our comprehensive loss for the first quarter of 2023, these realized gains will not be recognized in taxable income and therefore not distributable to our shareholders during the same period. Because these derivative instruments are designated for tax purposes as interest rate hedges, realized gains and losses are instead amortized into our taxable income over the original periods hedged by those derivatives. Our estimated REIT taxable income for the first quarter of 2023 includes an estimated benefit of approximately $18.2 million, or $0.34 per average common share outstanding during the period, from the amortization of accumulated deferred tax hedge gains, which were estimated to be $766.0 million as of March 31, 2023 compared to $695.2 million as of December 31, 2022. This benefit will be distributable to common shareholders as part of our taxable ordinary income in future periods. Additional information regarding the estimated impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Liquidity and Capital Resources” within this Item 2.
The following table provides details about the changes in our financial position during the first quarter of 2023:

	Net Change in Fair Value	Components of Comprehensive Loss	Common Book Value Rollforward	Per Common Share
Balance as of December 31, 2022 (1)			$789,828	$14.73
Net interest income		$(462)
TBA drop income		1,457
G & A and other operating expenses		(7,798)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$48,599
TBAs	41,906
U.S. Treasury futures	(106,373)
Options on U.S. Treasury futures	(4,258)
Total net change in fair value		(20,126)
Comprehensive loss to common shareholders			(28,852)	(0.54)
Capital transactions:
Net proceeds from stock issuance (2)			3,489	—
Common dividends declared			(21,137)	(0.39)
Balance as of March 31, 2023 (1)			$743,328	$13.80
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $2.8 million from common stock ATM program and $0.8 million from share-based compensation grants, net of amortization. The amount shown for “per common share” includes the impact of the increase in the number of common shares outstanding.

Current Outlook

We believe market conditions will remain volatile as participants anticipate the Federal Reserve ending quantitative tightening and as the potential for quantitative easing begins. We believe liquidity and flexibility are necessary for navigating through this macroeconomic environment. The recent turmoil in the banking sector has caused spread widening on Agency RMBS, which is providing us additional opportunities to invest in new assets with yields at an attractive spread over U.S. Treasury securities. We believe there are compelling opportunities for investment as technical factors of supply and demand attempt to find equilibrium. In the medium and long term, we expect Agency RMBS are likely to remain attractive as an asset class that provides liquidity and flexibility with minimal credit risk due to the implicit guarantee by GSEs. There are several paths to recovery of recent drops in market value of MBS. In the event of a recession, demand for risk-free assets like Agency RMBS will increase. Any certainty about Federal Reserve policy will likely reduce interest rate volatility, which should help MBS spreads to tighten. Longer-term, if and when the Federal Reserve decides to reverse its policy and begins reducing the Fed Funds rate, the yield curve is likely to steepen, establishing a high-return environment for a levered Agency RMBS investor.

FINANCIAL CONDITION

Investment Portfolio
The following charts compare the composition of our MBS portfolio including TBA securities as of the dates indicated:

To minimize losses due to spread volatility, we frequently change the coupon distribution in our Agency RMBS and TBA portfolios. During the first quarter, we shifted the majority of our 4.0% TBA securities into TBA securities with higher coupons and sold a portion of our specified pools of Agency RMBS with coupons of 2.0% to purchase higher coupon Agency RMBS when spreads widened. The majority of those purchases were at a discount to par. We expect spreads will remain volatile and range-bound in the intermediate term while the Federal Reserve continues reducing MBS from its balance sheet. Longer term, as investors return to the MBS market and demand improves, we expect the fair value of our investment portfolio to increase and our book value to trend higher.
The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	March 31, 2023
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (4)(7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,051,974	$1,066,795	$875,432	26	3.3%	7.00	4.46%
2.5%	649,246	675,274	564,171	31	3.7%	6.73	4.45%
4.0%	319,350	323,220	308,733	28	5.8%	5.53	4.51%
4.5%	909,477	901,346	896,708	7	3.6%	4.87	4.71%
5.0%	321,515	321,233	321,846	4	3.2%	3.93	4.98%
TBA 4.0%	547,000	515,130	522,915	n/a	n/a	5.56	n/a
TBA 4.5%	460,000	446,074	450,441	n/a	n/a	4.67	n/a
TBA 5.0%	2,345,000	2,319,212	2,337,560	n/a	n/a	3.21	n/a
TBA 5.5%	400,000	399,000	404,000	n/a	n/a	2.41	n/a
Total	$7,003,562	$6,967,284	$6,681,806	19	3.7%	4.60	4.60%

	December 31, 2022
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (4)(7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,193,344	$1,210,065	$982,387	23	5.2%	7.14	4.53%
2.5%	659,181	685,838	566,525	28	5.9%	6.67	4.59%
4.0%	325,726	329,725	309,940	25	7.2%	5.56	4.75%
4.5%	803,043	799,786	782,319	4	4.4%	5.02	4.89%
5.0%	123,204	125,460	121,707	4	7.2%	3.99	5.19%
TBA 4.0%	1,539,000	1,454,263	1,447,286	n/a	n/a	5.47	n/a
TBA 4.5%	380,000	371,173	366,759	n/a	n/a	4.79	n/a
TBA 5.0%	950,000	947,484	937,523	n/a	n/a	4.24	n/a
Total	$5,973,498	$5,923,794	$5,514,446	18	5.4%	5.54	4.70%
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

Approximately 5% of our MBS portfolio is comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well for the last decade versus other sectors of the commercial real estate market. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.9% of the loans in K-deals are current as of February 2023. Our non-Agency CMBS IO were all originated prior to 2018 with a weighted average remaining life of less than 2 years. The underlying loans for the non-Agency CMBS IO securities are collateralized by a number of different property types including: 29% retail, 24% office, 14% multifamily, 13% hotel and 21% all other real estate categories. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as current risk versus reward remains unattractive relative to Agency RMBS.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	March 31, 2023
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Coupon (2)	WAVG Market Yield (3)
Agency CMBS	$125,833	$119,474	4.7	3.20%	4.43%
Agency CMBS IO	170,010	161,446	6.2	0.43%	4.73%
Non-Agency CMBS IO	50,530	48,838	1.9	0.82%	11.70%
Total	$346,373	$329,758

	December 31, 2022
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Coupon (2)	WAVG Market Yield (3)
Agency CMBS	$132,333	$124,690	4.8	3.22%	4.50%
Agency CMBS IO	179,734	168,147	6.3	0.41%	5.32%
Non-Agency CMBS IO	59,107	56,839	2.1	0.83%	8.54%
Total	$371,174	$349,676
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average coupon based on par/notional as of the dates indicated.
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
Derivative Assets and Liabilities
We rolled our interest rate hedges during February 2023, realizing gains of $89.0 million. As interest rates declined during March 2023, the fair value of our interest rate hedges declined $(199.7) million. As of March 31, 2023, the Company held short positions of $4.4 billion in 10-year U.S. Treasury futures and $900.0 million in 5-year U.S. Treasury futures and held put options on 10-year U.S. Treasury futures of $250.0 million.

Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The discussion below includes both GAAP and non-GAAP financial measures that management utilizes in its analysis of financial and operating performance. Please read the section “Non-GAAP Financial Measures” at the end of this section for additional important information about these financial measures.
The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	March 31, 2023	December 31, 2022	March 31, 2022
Net interest (expense) income	$(462)	$6,208	$15,679
Realized (loss) gain on sales of investments, net	(23,315)	450	—
Unrealized gain on investments, net	57,120	32,529	(111,251)
(Loss) gain on derivative instruments, net	(67,267)	12,437	220,211
General and administrative expenses	(7,372)	(7,898)	(7,109)
Other operating expenses, net	(426)	(438)	(321)
Preferred stock dividends	(1,923)	(1,923)	(1,923)
Net (loss) income to common shareholders	(43,645)	41,365	115,286
Other comprehensive income (loss)	14,793	15,283	(91,340)
Comprehensive (loss) income to common shareholders	$(28,852)	$56,648	$23,946

Net Interest (Expense) Income for the Three Months Ended March 31, 2023 Compared to the Three Months Ended December 31, 2022
Net interest income and net interest spread declined for the three months ended March 31, 2023 compared to three months ended December 31, 2022 due to higher borrowing costs resulting from the increase in the Fed Funds rate as the Federal Reserve continues in its efforts to tame inflation. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31, 2023			December 31, 2022
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$23,526	$3,204,610	2.94%	$22,777	$3,226,876	2.82%
Agency CMBS	884	128,625	2.80%	943	136,303	2.93%
CMBS IO (5)	2,542	230,033	4.04%	3,869	247,071	5.71%
Non-Agency MBS and other investments	40	2,700	4.98%	31	3,140	4.18%
MBS and loans	$26,992	$3,565,968	3.00%	$27,620	$3,613,390	3.03%
Cash equivalents	3,854			2,908
Total interest income	$30,846			$30,528

Repurchase agreement financing	(31,308)	2,713,481	(4.62)%	(24,320)	2,727,274	(3.49)%
Net interest (expense) income/net interest spread	$(462)		(1.62)%	$6,208		(0.46)%
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

While our MBS portfolio was larger as of March 31, 2023 compared to December 31, 2022, our average balance of MBS outstanding during the three months ended March 31, 2023 was lower compared to the three months ended December 31, 2022 because the majority of our purchases of MBS during the first quarter of 2023 were in March. The majority of the increase in effective yield on Agency RMBS for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 is due to the addition of higher coupon MBS and lower net premium amortization as a result of slower prepayment speeds.
Adjusted Net Interest Income. Please refer to the section “Non-GAAP Financial Measures” for additional information about non-GAAP financial measures used by management to evaluate results of operations.

	Three Months Ended
	March 31, 2023		December 31, 2022
($s in thousands)	Amount	Rate	Amount	Rate
Net interest (expense) income/spread	$(462)	(1.62)%	$6,208	(0.46)%
Add: TBA drop income (1) (2)	1,457	0.87%	5,522	0.53%
Adjusted net interest income/spread	$995	(0.75)%	$11,730	0.07%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.

Adjusted net interest income and adjusted net interest spread for the three months ended March 31, 2023 also declined from the prior quarter. As in recent periods, drop income from TBAs continues to decline as implied financing costs increase. Our TBA net spread for the three months ended March 31, 2023 was 0.18% compared to 0.85% for the three months ended December 31, 2022.
Net Interest (Expense) Income for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net interest income and net interest spread declined for the three months ended March 31, 2023 compared to three months ended March 31, 2022 due to higher borrowing costs resulting from the increase of 4.75% in the Fed Funds rate from March 2022 to March 2023 by the Federal Reserve. The increase in our borrowing costs has been partially offset by an increase in our average balance of investments with higher yields and our increased investment in cash equivalents. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31,
	2023			2022
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$23,526	$3,204,610	2.94%	$12,486	$2,740,991	1.82%
Agency CMBS	884	128,625	2.80%	1,292	175,322	2.89%
CMBS IO (5)	2,542	230,033	4.04%	3,557	286,390	4.34%
Non-Agency MBS and other investments	40	2,700	4.98%	92	4,925	6.35%
MBS and loans	$26,992	$3,565,968	3.00%	$17,427	$3,207,628	2.11%
Cash equivalents	3,854			—
Total interest income	$30,846			$17,427

Repurchase agreement financing	(31,308)	2,713,481	(4.62)%	(1,748)	2,806,212	(0.25)%
Net interest (expense) income/net interest spread	$(462)		(1.62)%	$15,679		1.86%
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

	Three Months Ended
	March 31,
	2023		2022
($s in thousands)	Amount	Rate	Amount	Rate
Net interest (expense) income/spread	$(462)	(1.62)%	$15,679	1.86%
Add: TBA drop income (1) (2)	1,457	0.87%	9,728	0.22%
Adjusted net interest income/spread	$995	(0.75)%	$25,407	2.08%
(1) TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.
(2) The impact of TBA drop income on adjusted net interest spread includes the implied average funding cost of TBA dollar roll transactions during the periods indicated.
Adjusted net interest income and adjusted net interest spread for the three months ended March 31, 2023 is significantly lower compared to the three months ended March 31, 2022 due to the higher repurchase agreement financing costs mentioned above as well as lower drop income from TBAs. Our TBA net spread for the three months ended March 31, 2023 was 0.18% compared to 2.47% for the three months ended March 31, 2022. The decline in TBA net spread is due primarily to higher implied financing rates. For the three months ended March 31, 2022, our TBA dollar roll transactions had a negative implied financing rate of (0.25)% compared to an implied financing rate of 4.62% for the three months ended March 31, 2023.
Gains (Losses) on Investments and Derivative Instruments

The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	March 31, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(23,315)	$55,779	$11,238	$43,702
Agency CMBS	—	237	1,046	1,283
CMBS IO	—	1,092	2,507	3,599
Other non-Agency and loans	—	12	2	14
Subtotal	(23,315)	57,120	14,793	48,598
TBA securities (1)	(13,488)	56,852	—	43,364
Net loss on investments	$(36,803)	$113,972	$14,793	$91,962

Interest rate hedging portfolio:
U.S. Treasury futures	$88,871	$(195,244)	$—	$(106,373)
Interest rate swaptions	—	—	—	—
Options on U.S. Treasury futures	152	(4,410)	—	(4,258)
Net gain on interest rate hedges	$89,023	$(199,654)	$—	$(110,631)

Total net gain (loss)	$52,220	$(85,682)	$14,793	$(18,669)

	Three Months Ended
	December 31, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$450	$32,194	$15,150	$47,794
Agency CMBS	—	263	(303)	(40)
CMBS IO	—	(51)	443	392
Other non-Agency and loans	—	123	(7)	116
Subtotal	450	32,529	15,283	48,262
TBA securities (1)	(57,112)	67,499	—	10,387
Net loss on investments	$(56,662)	$100,028	$15,283	$58,649

Interest rate hedging portfolio:
U.S. Treasury futures	$207,261	$(204,150)	$—	$3,111
Options on U.S. Treasury futures	(2,487)	1,426	—	(1,061)
Net gain on interest rate hedges	$204,774	$(202,724)	$—	$2,050

Total net gain (loss)	$148,112	$(102,696)	$15,283	$60,699

	Three Months Ended
	March 31, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(110,201)	$(73,034)	$(183,235)
Agency CMBS	—	—	(8,679)	(8,679)
CMBS IO	—	(1,130)	(9,591)	(10,721)
Other non-Agency and loans	—	80	(36)	44
Subtotal	—	(111,251)	(91,340)	(202,591)
TBA securities (1)	(86,455)	(7,706)	—	(94,161)
Net loss on investments	$(86,455)	$(118,957)	$(91,340)	$(296,752)

Interest rate hedging portfolio:
U.S. Treasury futures	$85,984	$202,950	$—	$288,934
Interest rate swaptions	—	25,438	—	25,438
Options on U.S. Treasury futures	—	—	—	—
Net gain on interest rate hedges	$85,984	$228,388	$—	$314,372

Total net gain (loss)	$(471)	$109,431	$(91,340)	$17,620
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.

As discussed in Executive Overview, spread widening during the first quarter of 2023 partially offset the gains in fair value of the investment portfolio resulting from the decline in the 10-year U.S. Treasury rate. The losses on our interest rate hedges resulting from the decline in the 10-year U.S. Treasury rate exceeded the net gains on our investment portfolio by $(18.7) million. Conversely, for the three months ended December 31, 2022, our investment portfolio benefited from spread tightening, and as a result our investment portfolio outperformed our interest rate hedges by $60.7 million. For the three months ended March 31, 2022, our interest rate hedges outperformed our investment portfolio despite increasing interest rates and spread widening experienced during that period.
The majority of realized gains on our interest rate hedges of $89.0 million during the three months ended March 31, 2023 will not be recognized in taxable income for 2023. For additional information, please refer to “Executive Overview” and “Liquidity and Capital Resources-Dividends” within this Item 2.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2023 declined $0.5 million compared to the three months ended December 31, 2022 due to lower legal and consulting expenses. General and administrative expenses for the three months ended March 31, 2023 increased $0.3 million compared to the three months ended March 31, 2022 due primarily to higher share-based compensation expense.

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
Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	March 31, 2023	December 31, 2022	March 31, 2022
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders	$(28,852)	$56,648	$23,946
Less:
Change in fair value of investments (1)	(48,599)	(48,262)	202,591
Change in fair value of derivative instruments, net (2)	68,725	(6,915)	(210,483)
EAD to common shareholders	$(8,726)	$1,471	$16,054
Average common shares outstanding	53,823,866	48,541,033	36,725,365
EAD per common share	$(0.16)	$0.03	$0.44

Net interest income	$(462)	$6,208	$15,679
TBA drop income (3)	1,457	5,522	9,728
Adjusted net interest income	$995	$11,730	$25,407
General and administrative expenses	(7,372)	(7,898)	(321)
Other operating expense, net	(426)	(438)	(7,109)
Preferred stock dividends	(1,923)	(1,923)	(1,923)
EAD to common shareholders	$(8,726)	$1,471	$16,054
Adjusted net interest spread (4)	(0.75)%	0.07%	2.08%
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

We primarily use U.S. Treasury futures to hedge the impact of increasing interest rates on our borrowing costs and the fair value of our investments. In the past, we used interest rate swaps to hedge interest rate risk and included the net periodic interest benefit/cost of those instruments in each of the non-GAAP measures mentioned above. Management is using U.S. Treasury futures instead of interest rate swaps because U.S. Treasury futures generally have lower margin requirements and offer more liquidity and flexibility in the current rapidly changing interest rate environment. The Company’s realized gains on its U.S. Treasury futures as well as other interest rate hedges are included in GAAP earnings, but are not included in EAD or adjusted net interest income. Furthermore, because these U.S. Treasury futures and other derivative instruments are designated as hedges for tax purposes, the realized gains are not distributable until amortized into REIT taxable income over the period originally hedged. Additional information regarding the expected impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Executive Overview” and “Liquidity and Capital Resources.”

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
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of March 31, 2023, our most liquid assets were $554.2 million compared to $632.3 million as of December 31, 2022. We are continuing to maintain higher levels of available liquidity to protect our book value and to provide us greater financial flexibility against market volatility, which we believe is likely to continue for the near-term, especially given potential risk events on the horizon, such as the Federal Reserve’s quantitative tightening measures, the pending deadline to raise U.S. debt ceiling, the impact on global markets stemming from global central bank policies, and the war between Russia and Ukraine.
We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds, which in turn have an impact on derivative margin requirements. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. We also communicate frequently with our counterparties. We have not experienced any material changes in the terms of our repurchase agreements with our counterparties, and they have not indicated to us any concerns regarding access to liquidity.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 7.8 times shareholders’ equity as of March 31, 2023. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Leverage based on repurchase agreement amounts outstanding was 3.4 times shareholders’ equity as of March 31, 2023.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2023	$2,937,124	$2,713,481	$2,959,263
December 31, 2022	2,644,405	2,727,274	3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral.. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of March 31, 2023 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 12-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of March 31, 2023, the Company had amounts outstanding under 25 different repurchase agreements and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of March 31, 2023, and we are not aware of circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of March 31, 2023, we had cash collateral posted to our counterparties of $114.6 million under these agreements.
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
Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our financing costs and fair value of our investments. Realized and unrealized gains (losses) on these derivative instruments are included in GAAP earnings, but are not included in EAD to common shareholders and are not factored into our repurchase agreement borrowing cost or net interest spread. Furthermore, because we designate these derivative instruments as interest rate hedges for tax purposes, realized gains and losses recognized in GAAP net income are generally not recognized in REIT taxable income until future periods. The following table provides the projected amortization of our net deferred tax hedge gains as of March 31, 2023 that we expect to be recognized as taxable income over the periods indicated:

Period of Recognition for Remaining Hedge Gains, Net	March 31, 2023
($ in thousands)
Second quarter 2023	$20,624
Third quarter 2023	20,658
Fourth quarter 2023	20,749
Fiscal year 2024	85,219
Fiscal year 2025 and thereafter	618,778
$766,028
As of March 31, 2023, we also had $445.4 million in capital loss carryforwards, the majority of which expire in 2027, and NOL carryforwards of $9.3 million, which will expire over the next 3 years. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2023 or in any given year.
We generally fund our dividend distributions through our cash flows from operations. If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to "Operating and Regulatory Structure" within Part I, Item 1, "Business" as well as Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K for additional important information regarding dividends declared on our taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the three months ended March 31, 2023 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023.

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
•Our views on the effect of actual or proposed actions of the Federal Reserve or other central banks with respect to monetary policy (including the targeted Fed Funds rate), and the potential impact of these actions on interest rates, borrowing costs, inflation or unemployment;
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
•The impact of recent bank failures, potential new regulations and the potential for other bank failures this year:
•The impact of debt ceiling negotiations on interest rates, spreads, the U.S. Treasury market as well as the impact more broadly on fixed income and equity markets:
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
While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those incorporated by reference into Part II, Item 1A, “Risk Factors,”;
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
Interest Rate Risk
Investing in interest-rate sensitive investments such as MBS and TBA securities subjects us to interest rate risk. Interest rate risk results from investing in securities that have a fixed coupon or a floating coupon that may not immediately adjust for changes in interest rates. Interest rate risk also results from the mismatch between the duration of our assets versus the duration of our liabilities and hedges. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments as well as the magnitude and the duration of the change in interest rates.
We manage interest rate risk within tolerances set by our Board of Directors. We use interest rate hedging instruments to mitigate the impact of changing interest rates on the market value of our assets and on our interest expense from repurchase agreements used to finance our investments. Our hedging methods are based on many factors, including, but not limited to, our estimates with regard to future interest rates and expected levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity of our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses that adversely affect our cash flow. Estimates of prepayment speeds can vary significantly by investor for the same security, and therefore estimates of security and portfolio duration can vary significantly between market participants.
We continuously monitor market conditions, economic conditions, interest rates and other market activity and frequently adjust the composition of our investments and hedges throughout any given period. As such, the projections for changes in market value provided below are limited in usefulness because the modeling assumes no changes to the composition of our investment portfolio or hedging instruments as of the dates indicated. Changes in types of our investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings including derivative instruments may cause actual results to differ significantly from the modeled results shown in the tables below. There can be no assurance that assumed events used to model the results shown below will occur, or that other events will not occur, that will affect the outcomes; therefore, the modeled results shown in the tables below and all related disclosures constitute forward-looking statements.
Management considers changes in the shape of the interest rate curves in assessing and managing portfolio interest rate risk on the market value of its investments and common equity. Because interest rates do not typically move in a parallel fashion from period to period (as can be seen by the graph for U.S. Treasury rates in Item 2, “Executive Overview”), the tables below show the projected sensitivity of the market value of our financial instruments and the percentage change in shareholders’ equity assuming instantaneous parallel shifts and non-parallel shifts in market interest rates.

	March 31, 2023
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.4%	22.6%	1.2%	11.5%	(1.2)%	(11.7)%	(2.5)%	(23.5)%
CMBS	0.1%	0.5%	0.03%	0.3%	(0.03)%	(0.3)%	(0.1)%	(0.5)%
CMBS IO	0.1%	0.7%	0.04%	0.3%	(0.04)%	(0.3)%	(0.1)%	(0.7)%
TBAs	1.5%	13.7%	0.8%	7.9%	(1.1)%	(10.2)%	(2.3)%	(22.2)%
Interest rate hedges	(5.1)%	(47.7)%	(2.5)%	(23.5)%	2.5%	23.2%	4.9%	46.1%
Total	(1.0)%	(10.2)%	(0.4)%	(3.5)%	0.1%	0.7%	(0.1)%	(0.8)%

	December 31, 2022
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of

	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.8%	20.9%	1.4%	10.6%	(1.4)%	(10.6)%	(2.8)%	(21.0)%
CMBS	0.1%	0.5%	0.04%	0.3%	(0.03)%	(0.3)%	(0.1)%	(0.5)%
CMBS IO	0.1%	0.7%	0.05%	0.4%	(0.05)%	(0.4)%	(0.1)%	(0.7)%
TBAs	2.0%	15.2%	1.1%	8.2%	(1.2)%	(9.1)%	(2.5)%	(18.9)%
Interest rate hedges	(5.6)%	(41.3)%	(2.8)%	(20.5)%	2.7%	20.2%	5.4%	40.1%
Total	(0.6)%	(4.0)%	(0.2)%	(1.0)%	—%	(0.2)%	(0.1)%	(1.0)%

Non-Parallel Shifts		March 31, 2023		December 31, 2022
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	0.2%	1.7%	0.2%	1.7%
+25	+50	—%	—%	(0.1)%	(1.0)%
+50	+25	0.1%	0.9%	0.1%	0.6%
+50	+100	(0.2)%	(2.2)%	(0.4)%	(2.9)%
0	-25	(0.1)%	(0.7)%	0.1%	0.4%
-10	-50	(0.3)%	(2.4)%	0.01%	0.1%
-25	-75	(0.6)%	(5.7)%	(0.2)%	(1.4)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

During the first quarter of 2023, we shifted our investment portfolio into higher coupons, moving a portion of our 4.0% TBAs into 5.0% and 5.5% as well as adding higher coupon Agency RMBS as spreads widened. We largely maintained our aggregate duration position, but the addition of higher coupon assets increased our convexity exposure, which means our higher coupon portfolio at March 31, 2023 is projected to experience greater declines in price relative to our portfolio as of December 31, 2022 should interest rates fall.

Spread Risk
Spread risk is the risk of loss from an increase in the market spread between the yield on an investment versus its benchmark index. Changes in market spreads represent the market's valuation of the perceived riskiness of an asset relative to risk-free rates. Widening spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Market spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues such as supply and demand for a particular type of security or Federal Reserve monetary policy. We do not hedge spread risk given the complexity of hedging credit spreads and in our opinion, the lack of liquid instruments available to use as hedges.
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

The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	March 31, 2023		December 31, 2022
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(10.1)%	(1.2)%	(9.1)%
+10	(0.5)%	(5.0)%	(0.6)%	(4.5)%
-10	0.5%	5.0%	0.6%	4.5%
-20/-50 (2)	1.1%	10.1%	1.2%	9.1%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk
Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective interest method under GAAP. Our prepayment risk as of March 31, 2023 has declined relative to December 31, 2022 and prior periods as the majority of our MBS portfolio consists of securities owned near or below par and prepayment speeds have declined in the current higher interest rate environment.
For additional information regarding the factors that impact prepayment risk as well as how we seek to mitigate prepayment risk, please refer to Items 1A and 7A of our 2022 Form 10-K.

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
Agency and non-Agency CMBS IO represent the right to excess interest (and not principal) on the underlying loans. These securities are exposed to the loss of investment basis in the event a loan collateralizing the security liquidates without paying yield maintenance or prepayment penalty. This will typically occur when the underlying loan is in default and proceeds from the disposition of the loan collateral are insufficient to pay the prepayment consideration. To mitigate credit risk of investing in CMBS IO, we invest in primarily AAA-rated securities that are stripped off senior tranches, which means we receive the highest payment priority and are the last to absorb losses in the event of a shortfall in cash flows. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation, which is the triggering event that disrupts the Agency CMBS IO cash flow. For non-Agency CMBS IO, the servicer and master servicer will determine if interest will continue to be advanced upon default of a loan based on their estimate of liquidation proceeds. Senior non-Agency CMBS IO may benefit from changes in contractual cash flows, including modifications or loan extensions as the senior classes can remain outstanding beyond the original maturity date.

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
For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position and in particular, given the current turmoil in the banking industry, please refer to “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q as well as within Item 7 of our 2022 Form10-K.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2022 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The Company’s Board of Directors has authorized a share repurchase program (the “Program”) of up to $60 million of the Company’s outstanding shares of common stock and up to $30 million of the Company’s Series C Preferred Stock through open market transactions, privately negotiated transactions, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act, block transactions or otherwise. The Program permits the Company to repurchase shares of common stock or Series C Preferred Stock at any time or from time-to-time at management’s discretion. The actual means and timing of any shares purchased under the Program will depend on a variety of factors, including, but not limited to, the market prices of the common stock and the Series C Preferred Stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program does not obligate the Company to purchase any shares, and any open market repurchases under the Program will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The Program is authorized through March 31, 2024, although it may be modified or terminated by the Board at any time.

The Company has not repurchased any shares of its Series C Preferred Stock. The following table summarizes repurchases of our common stock that occurred during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($s in thousands)
January 1 - 31, 2023	—	$—	—	$60,000
February 1 - 28, 2023 (1)	20,600	13.44	—	60,000
March 1 - 31, 2023 (1)	—	—	—	60,000
	20,600	$13.44	—
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

10.1
Amendment No. 4 to the Distribution Agreement, dated February 10, 2023, by and among Dynex Capital, Inc., J.P. Morgan Securities LLC, JMP Securities LLC, JonesTrading Institutional Services LLC and BTIG, LLC (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed February 10, 2023).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	April 28, 2023	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	April 28, 2023	/s/ Robert S. Colligan
Robert S. Colligan
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial Officer)