Form 10-Q
period 2023-06-30
DYNEX CAPITAL INC
filed 2023-07-28
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
Yes           ☐           No            ☒

On July 26, 2023, the registrant had 54,204,319 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Cash and cash equivalents	$300,108	$332,035
Cash collateral posted to counterparties	132,646	117,842
Mortgage-backed securities (including pledged of $4,441,105 and $2,810,957, respectively), at fair value	5,059,308	3,112,705
Due from counterparties	1,364	10,348
Derivative assets	174	7,102
Accrued interest receivable	22,988	15,260
Other assets, net	9,367	9,942
Total assets	$5,525,955	$3,605,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,201,901	$2,644,405
Due to counterparties	371,576	4,159
Derivative liabilities	23,621	22,595
Cash collateral posted by counterparties	—	435
Accrued interest payable	33,794	16,450
Accrued dividends payable	9,440	9,103
Other liabilities	4,661	6,759
Total liabilities	4,644,993	2,703,906

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 54,204,319 and 53,637,095 shares issued and outstanding, respectively	542	536
Additional paid-in capital	1,365,484	1,357,514
Accumulated other comprehensive loss	(175,996)	(181,346)
Accumulated deficit	(416,911)	(383,219)
Total shareholders’ equity	880,962	901,328
Total liabilities and shareholders’ equity	$5,525,955	$3,605,234
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
($s in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME (EXPENSE)
Interest income	$42,212	$18,335	$73,058	$35,762
Interest expense	(45,142)	(4,262)	(76,450)	(6,010)
Net interest (expense) income	(2,930)	14,073	(3,392)	29,752

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	(51,601)	(18,550)	(74,916)	(18,550)
Unrealized gain (loss) on investments, net	488	(65,103)	57,609	(176,354)
Gain on derivative instruments, net	116,012	106,412	48,745	326,623
Total other gains, net	64,899	22,759	31,438	131,719

EXPENSES
Compensation and benefits	(3,617)	(3,402)	(7,367)	(6,868)
Other general and administrative	(3,580)	(3,799)	(7,202)	(7,441)
Other operating expenses	(435)	(295)	(861)	(616)
Total operating expenses	(7,632)	(7,496)	(15,430)	(14,925)

Net income	54,337	29,336	12,616	146,546
Preferred stock dividends	(1,923)	(1,923)	(3,847)	(3,847)
Net income to common shareholders	$52,414	$27,413	$8,769	$142,699

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(9,443)	$(60,910)	$5,350	$(152,250)
Total other comprehensive (loss) gain	(9,443)	(60,910)	5,350	(152,250)
Comprehensive income (loss) to common shareholders	$42,971	$(33,497)	$14,119	$(9,551)

Weighted average common shares-basic	54,137,327	39,190,251	53,981,463	37,964,617
Weighted average common shares-diluted	54,585,082	39,558,462	54,327,385	38,332,828
Net income per common share-basic	$0.97	$0.70	$0.16	$3.76
Net income per common share-diluted	$0.96	$0.69	$0.16	$3.72
Dividends declared per common share	$0.39	$0.39	$0.78	$0.78
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328
Stock issuance	—	—	199,274	2	2,769	—	—	2,771
Restricted stock granted, net of amortization	—	—	27,932	—	360	—	—	360
Other share-based compensation, net of amortization	—	—	33,213	1	649	—	—	650
Adjustments for tax withholding on share-based compensation	—	—	(20,600)	—	(276)	—	—	(276)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(41,722)	(41,722)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,137)	(21,137)
Other comprehensive income	—	—	—	—	—	14,793	—	14,793
Balance as of March 31, 2023	4,460,000	$107,843	53,876,914	$539	$1,361,000	$(166,553)	$(448,001)	$854,828
Stock issuance	—	—	296,600	3	3,540	—	—	3,543
Restricted stock granted, net of amortization	—	—	46,085	—	296	—	—	296
Other share-based compensation, net of amortization	—	—	—	—	833	—	—	833
Adjustments for tax withholding on share-based compensation	—	—	(15,280)	—	(169)	—	—	(169)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	54,337	54,337
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,324)	(21,324)
Other comprehensive income	—	—	—	—	—	(9,443)	—	(9,443)
Balance as of June 30, 2023	4,460,000	$107,843	54,204,319	$542	$1,365,484	$(175,996)	$(416,911)	$880,962

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	267,288	3	4,242	—	—	4,245
Restricted stock granted, net of amortization	—	—	40,196	—	451	—	—	451
Other share-based compensation, net of amortization	—	—	—	—	395	—	—	395
Adjustments for tax withholding on share-based compensation	—	—	(15,407)	—	(236)	—	—	(236)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	117,209	117,209
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(14,431)	(14,431)
Other comprehensive loss	—	—	—	—	—	(91,340)	—	(91,340)
Balance as of March 31, 2022	4,460,000	$107,843	36,957,882	$370	$1,112,628	$(84,611)	$(350,597)	$785,633
Stock issuance	—	—	6,539,485	65	105,134	—	—	105,199
Restricted stock granted, net of amortization	—	—	31,020	—	440	—	—	440
Other share-based compensation, net of amortization	—	—	19,093	—	601	—	—	601
Adjustments for tax withholding on share-based compensation	—	—	(30,246)	—	(489)	—	—	(489)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	29,336	29,336
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(15,505)	(15,505)
Other comprehensive loss	—	—	—	—	—	(60,910)	—	(60,910)
Balance as of June 30, 2022	4,460,000	$107,843	43,517,234	$435	$1,218,298	$(145,521)	$(338,689)	$842,366
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$12,616	$146,546
Adjustments to reconcile net income to cash provided by operating activities:
Realized loss on sale of investments, net	74,916	18,550
Unrealized (gain) loss on investments, net	(57,609)	176,354
Gain on derivative instruments, net	(48,745)	(326,623)
Amortization of investment premiums, net	38,924	51,988
Other amortization and depreciation, net	1,193	1,135
Share-based compensation expense	2,140	1,873
(Increase) decrease in accrued interest receivable	(7,728)	1,087
Increase in accrued interest payable	17,344	446
Change in other assets and liabilities, net	2,176	(614)
Net cash provided by operating activities	35,227	70,742
Investing activities:
Purchases of investments	(2,109,585)	(372,815)
Principal payments received on trading securities	73,849	168,321
Principal payments received on available-for-sale investments	47,919	—
Proceeds from sales of trading securities	348,091	327,700
Principal payments received on mortgage loans held for investment	502	828
Net receipts on derivatives, including terminations	64,290	334,910
Decrease in cash collateral posted by counterparties	5,190	57,400
Net cash (used in) provided by investing activities	(1,569,744)	516,344
Financing activities:
Borrowings under repurchase agreements	10,999,164	7,039,210
Repayments of repurchase agreement borrowings	(9,441,668)	(7,686,478)
Proceeds from issuance of common stock	6,314	109,444
Payments related to tax withholding for share-based compensation	(445)	(725)
Dividends paid	(45,971)	(32,716)
Net cash provided by (used in) financing activities	1,517,394	(571,265)

Net (decrease) increase in cash including cash posted to counterparties	(17,123)	15,821
Cash including cash posted to counterparties at beginning of period	449,877	421,307
Cash including cash posted to counterparties at end of period	$432,754	$437,128

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$59,105	$5,564
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of June 30, 2023, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2023. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of June 30, 2023.

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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of June 30, 2023, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the six months ended June 30, 2023:

June 30, 2023
Cash and cash equivalents	$300,108
Cash collateral posted to counterparties	132,646
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$432,754

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

Derivative Instruments

Changes in the fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement, are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of June 30, 2023, 1,097,453 common shares are available for issuance under the 2020 Plan.

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

Contingencies

The Company did not have any pending lawsuits, claims, or other contingencies as of June 30, 2023 or December 31, 2022.
Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the six months ended June 30, 2023, that are expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding - basic	54,137,327	39,190,251	53,981,463	37,964,617
Incremental common shares-unvested RSUs	160,303	110,629	119,570	110,629
Incremental common shares-unvested PSUs	287,452	257,582	226,352	257,582
Weighted average number of common shares outstanding - diluted	54,585,082	39,558,462	54,327,385	38,332,828

Net income to common shareholders	$52,414	$27,413	$8,769	$142,699
Net income per common share-basic	$0.97	$0.70	$0.16	$3.76
Net income per common share-diluted	$0.96	$0.69	$0.16	$3.72

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	June 30, 2023			December 31, 2022
	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$5,060,491	$5,080,710	$4,753,037	$3,104,498	$3,150,873	$2,762,878
Agency CMBS	121,931	122,514	115,136	131,578	132,333	124,690
CMBS IO (1)	n/a	202,489	191,017	n/a	238,841	224,985
Non-Agency other	173	173	118	209	209	152
Total	$5,182,595	$5,405,886	$5,059,308	$3,236,285	$3,522,256	$3,112,705

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $8,342,158 and $4,332,365, respectively, as of June 30, 2023, and $9,711,981 and $6,280,761, respectively, as of December 31, 2022.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$937,727	$—	$(161,660)	$776,067
Agency CMBS	107,227	—	(6,172)	101,055
CMBS IO	159,318	902	(9,011)	151,209
Non-Agency other	173	—	(55)	118
Total	$1,204,445	$902	$(176,898)	$1,028,449

MBS measured at fair value through net income:
Agency RMBS	$4,142,983	$1,030	$(167,043)	$3,976,970

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Agency CMBS	15,287	—	(1,206)	14,081
CMBS IO	43,170	—	(3,362)	39,808
Total	$4,201,440	$1,030	$(171,611)	$4,030,859

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$977,624	$—	$(164,949)	$812,675
Agency CMBS	117,031	—	(6,474)	110,557
CMBS IO	193,405	507	(10,373)	183,539
Non-Agency other	209	—	(57)	152
Total	$1,288,269	$507	$(181,853)	$1,106,923

MBS measured at fair value through net income:
Agency RMBS	$2,173,249	$—	$(223,046)	$1,950,203
Agency CMBS	15,302	—	(1,169)	14,133
CMBS IO	45,436	—	(3,990)	41,446
Total	$2,233,987	$—	$(228,205)	$2,005,782

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
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Agency RMBS	$1,254	$(64,398)	$57,033	$(174,599)
Agency CMBS	(275)	—	(37)	—
CMBS IO	(466)	(711)	626	(1,841)
Other assets	(25)	6	(13)	86
Total unrealized gain (loss) on investments, net	$488	$(65,103)	$57,609	$(176,354)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized gains on sales of MBS - AFS	$—	$—	$—	$—
Realized losses on sales of MBS - AFS	—	—	—	—
Realized gains on sales of MBS - FVO	—	—	—	—
Realized losses on sales of MBS - FVO	(51,601)	(18,550)	(74,916)	(18,550)
Total realized loss on sales of investments, net	$(51,601)	$(18,550)	$(74,916)	$(18,550)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	June 30, 2023			December 31, 2022
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$63,933	$3,117	24	$346,064	$22,808	79
Non-Agency MBS	6,172	208	15	42,162	1,787	56

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$918,195	$171,896	65	$697,514	$156,411	17
Non-Agency MBS	31,780	1,677	55	12,195	847	22

The unrealized losses on the Company’s MBS designated as AFS were the result of rising interests rates and declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of June 30, 2023 or December 31, 2022. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of June 30, 2023 and December 31, 2022 are summarized in the following tables:

	June 30, 2023			December 31, 2022
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$3,924,082	5.25%	$4,146,397	$2,349,181	4.15%	$2,496,781
Agency CMBS	109,129	5.16%	113,281	108,580	3.76%	108,146
Agency CMBS IO	132,611	5.57%	141,541	137,569	4.62%	150,517
Non-Agency CMBS IO	36,079	6.00%	39,885	49,075	5.26%	55,513
Total repurchase agreements	$4,201,901	5.26%	$4,441,104	$2,644,405	4.18%	$2,810,957
The Company had borrowings outstanding under 25 different repurchase agreements as of June 30, 2023, and its equity at risk did not exceed 5% with any counterparty as of that date. The Company also had $371,576 and $4,159 payable to counterparties for transactions pending settlement as of June 30, 2023 and December 31, 2022, respectively.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2023			December 31, 2022
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$1,069,565	5.27%	50	$858,161	4.44%	42
30 to 90 days	2,039,943	5.24%	130	1,786,244	4.06%	104
91 to 180 days	1,092,393	5.30%	175	—	—%	—
Total	$4,201,901	5.26%	122	$2,644,405	4.18%	84

The increase in the Company’s weighted average rate for its borrowings as of June 30, 2023 compared to December 31, 2022 resulted from the increase in the U.S. Federal Funds Target rate (“Fed Funds rate”) set by the Federal Reserve. The Company’s accrued interest payable related to its repurchase agreement borrowings was $33,794 as of June 30, 2023 compared to $16,450 as of December 31, 2022.

The repurchase facilities available to the Company are uncommitted with no guarantee of renewal or terms of renewal. The Company had a committed repurchase facility with Wells Fargo Bank, N.A. which matured on June 8, 2023, which the Company decided to not extend.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of June 30, 2023.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of June 30, 2023 and December 31, 2022:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2023:
Repurchase agreements	$4,201,901	$—	$4,201,901	$(4,201,901)	$—	$—

December 31, 2022:
Repurchase agreements	$2,644,405	$—	$2,644,405	$(2,644,405)	$—	$—
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2023	2022	2023	2022
U.S. Treasury futures	$171,219	$150,475	$64,846	$439,408
Interest rate swaptions	—	26,502	—	51,940
Options on U.S. Treasury futures	(1,211)	—	(5,468)	—
TBA securities-long positions	(53,996)	(70,565)	(10,633)	(164,725)
Gain on derivative instruments, net	$116,012	$106,412	$48,745	$326,623

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2023	December 31, 2022
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$—	$5,859
TBA securities	Derivative assets	Investing	174	1,243
Total derivatives assets			$174	$7,102

TBA securities	Derivative liabilities	Investing	$23,621	$22,595
Total derivatives liabilities			$23,621	$22,595

The Company’s short positions in U.S. Treasury futures are considered legally settled on a daily basis, therefore the carrying value on the Company’s consolidated balance sheet nets to $0. As of June 30, 2023, the amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures was $96,600, which is recorded within “cash collateral posted to counterparties.” The Company had excess margin receivable of $5,625 as of June 30, 2023, which is recorded within “due to counterparties.”

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	June 30, 2023	December 31, 2022
Implied market value (1)	$2,115,641	$2,751,568
Implied cost basis (2)	2,139,089	2,772,920
Net carrying value (3)	$(23,448)	$(21,352)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the six months ended June 30, 2023:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
U.S. Treasury futures	$(4,920,000)	$(10,440,000)	$10,460,000	$(4,900,000)
Options on U.S. Treasury futures	250,000	250,000	(500,000)	—
TBA securities	2,869,000	19,045,000	(19,738,000)	2,176,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2023 and December 31, 2022:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2023
TBA securities	$174	$—	$174	$(174)	$—	$—
Derivative assets	$174	$—	$174	$(174)	$—	$—
December 31, 2022
Options on U.S. Treasury futures	$5,859	$—	$5,859	$—	$—	$5,859
TBA securities	1,243	—	1,243	(1,243)	—	—
Derivative assets	$7,102	$—	$7,102	$(1,243)	$—	$5,859

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2023
TBA securities	$23,621	$—	$23,621	$(174)	$(23,407)	$40
Derivative liabilities	$23,621	$—	$23,621	$(174)	$(23,407)	$40

December 31, 2022
TBA securities	$22,595	$—	$22,595	$(1,243)	$(16,639)	$4,713
Derivative liabilities	$22,595	$—	$22,595	$(1,243)	$(16,639)	$4,713
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	June 30, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$5,059,308	$—	$5,059,190	$118	$3,112,705	$—	$3,112,553	$152
Derivative assets:
Options on U.S. Treasury futures	—	—	—	—	5,859	5,859	—	—
TBA securities-long position	174	—	174	—	1,243	—	1,243	—
Total assets carried at fair value	$5,059,482	$—	$5,059,364	$118	$3,119,807	$5,859	$3,113,796	$152

Liabilities carried at fair value:
TBA securities-long position	$23,621	$—	$23,621	$—	$22,595	$—	$22,595	$—
Total liabilities carried at fair value	$23,621	$—	$23,621	$—	$22,595	$—	$22,595	$—

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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of June 30, 2023. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. When 3-month LIBOR ceases

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

to be a published, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on July 17, 2023 to shareholders of record as of July 1, 2023.

Common Stock. During the six months ended June 30, 2023, the Company issued 495,874 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $6,313, net of broker commissions and fees. The Company currently pays a monthly dividend on its common stock. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

Share-Based Compensation. Total share-based compensation expense recognized by the Company was $1,129 and $2,140 for the three and six months ended June 30, 2023 compared to $1,026 and $1,873 for the three and six months ended June 30, 2022.

The following tables present a rollforward of share-based awards for the periods indicated:

	Six Months Ended
	June 30,
	2023		2022
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	133,951	$15.22	197,804	$15.27
Granted	74,017	11.27	71,216	15.60
Vested	(36,573)	16.75	(116,234)	15.78
Awards outstanding, end of period	171,395	$13.19	152,786	$15.04

RSUs:
Awards outstanding, beginning of period	86,666	$16.57	55,019	$19.40
Granted	106,850	11.97	73,767	15.19
Vested	(33,213)	16.96	(18,157)	19.40
Awards outstanding, end of period	160,303	$13.42	110,629	$16.59

PSUs:
Awards outstanding, beginning of period	201,284	$16.60	110,040	$19.40
Granted	160,277	11.97	147,542	15.19
Vested	—	—	—	—
Awards outstanding, end of period	361,561	$16.60	257,582	$16.99

The number of RSUs that will potentially settle may range from 0% if the recipient’s service-based vesting condition is not met to 100% if the service-based vesting condition is met. The number of PSUs that will potentially settle may range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of June 30, 2023, the Company expects 80% of the PSUs outstanding will be settled on their vesting dates. The Company has DERs accrued for RSUs and PSUs of $190 and $579, respectively, as of June 30, 2023 compared to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

$152 and $354, respectively, as of December 31, 2022, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

The following table discloses the grant date fair value of the Company’s remaining unvested awards as of June 30, 2023, which will be amortized into compensation expense over the period disclosed:

	June 30, 2023
	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$1,122	1.6 years
RSUs	1,828	2.2 years
PSUs	3,187	1.9 years
Total	$6,137	1.9 years

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

EXECUTIVE OVERVIEW

In the first half of 2023, quantitative tightening continued, and interest rate and spread volatility remained elevated, which provided for an uncertain investment environment. After several bank failed in March 2023, interest rates trended down following a brief flight to safety. Following bank acquisitions in May 2023 and the U.S. debt ceiling resolution in June 2023, markets began to refocus on inflation and the resilience of the U.S. economy. The Federal Reserve increased Federal Funds Target Rate (“Fed Funds rate”) by 25 basis points during the second quarter. Interest rates rose higher across the curve as additional Fed Funds rate increases are anticipated, and the messaging for higher for longer appears to be getting some traction. Mortgage spreads hit their widest point in late May due to Agency MBS portfolio liquidations from the failed banks as well as uncertainty about the U.S. debt ceiling; however, spreads tightened through mid-June after the U.S. debt ceiling issue was resolved. The end of the second quarter followed a standard market paradigm of interest rates up and spreads wider. Despite the interest rate volatility and negative market technicals this quarter, the Company’s book value increased as hedge gains offset losses on our MBS.
The charts below show the range of U.S. Treasury rates for the past six months and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:			Change in Spreads Second Quarter	Change in Spreads YTD
Investment Type:	June 30, 2023	March 31, 2023	December 31, 2022
Agency RMBS: (1)
2.0% coupon	22	32	14	(10)	8
2.5% coupon	28	34	21	(6)	7
3.0% coupon	31	34	24	(3)	7
3.5% coupon	31	32	28	(1)	3
4.0% coupon	33	34	22	(1)	11
4.5% coupon	34	41	26	(7)	8
5.0% coupon	40	36	28	4	12
5.5% coupon	44	38	33	6	11
Agency DUS (Agency CMBS)(2)	72	78	74	(6)	(2)
Freddie K AAA IO (Agency CMBS IO)(2)	175	210	235	(35)	(60)
AAA CMBS IO (Non-Agency CMBS IO)(2)	301	350	315	(49)	(14)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because.the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of Results

For the second quarter of 2023, our total economic return of $0.79 per common share was comprised of dividends declared of $0.39 and an increase in book value of $0.40 to $14.20 per common share as of June 30, 2023. Interest rates were volatile, particularly the 5-year U.S. Treasury rate, ending the second quarter higher relative to March 31, 2023. As a result, our interest rate hedges gained a net $170.0 million, offsetting the impact of higher interest rates on the fair value of our investment portfolio. Though spreads on higher coupon assets widened during the second quarter, the impact on the fair value of our investment portfolio was muted by spread tightening on our lower coupon assets. The increase in the fair value of our interest rate hedges, net of our investments, was $55.5 million, making it the primary component of our comprehensive income to common shareholders of $43.0 million. While our net interest earnings continue to be impacted by higher borrowing costs arising from the increases in the U.S. Fed Funds rate as the Federal Reserve continues its efforts to tame inflation, we are maintaining our focus on protecting book value through disciplined risk management. Book value lost in the first quarter of 2023 as a result of spread widening was partially recovered during the second quarter of 2023, leading to a year-to-date total economic return of 1.70%.

The following table provides details about the changes in our financial position during the three months ended June 30, 2023:

	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of March 31, 2023 (1)			$743,328	$13.80
Net interest income		$(2,930)
G & A and other operating expenses		(7,632)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$(60,556)
TBAs	(53,996)
U.S. Treasury futures	171,219
Options on U.S. Treasury futures	(1,211)
Total net change in fair value		55,456
Comprehensive income to common shareholders			42,971	0.79
Capital transactions:
Net proceeds from stock issuance (2)			4,487	—
Common dividends declared			(21,324)	(0.39)
Balance as of June 30, 2023 (1)			$769,462	$14.20
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $3.5 million from common stock ATM program and $1.0 million from share-based compensation grants, net of amortization. The amount shown for “per common share” includes the impact of the increase in the number of common shares outstanding.

Realized gains and losses on interest rate hedges are recognized in GAAP net income in the same reporting period in which the derivative instrument matures or is terminated, but are not included in our earnings available for distribution ("EAD"), a non-GAAP measure, during any reporting period. On a tax basis, realized gains and losses on derivative instruments designated for tax purposes as interest rate hedges are amortized into the our REIT taxable income over the original periods hedged by those derivatives. Our estimated REIT taxable income for the first six months of 2023 includes an estimated benefit of approximately $38.8 million, or $0.72 per average common share outstanding, from the amortization of accumulated deferred tax hedge gains, which were estimated to be $649.7 million as of June 30, 2023 compared to $695.2 million as of December 31, 2022. This benefit will be distributable to common shareholders as part of our taxable ordinary income in future periods. Additional information regarding the estimated impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Liquidity and Capital Resources” within this Item 2.

Current Outlook
The first half of 2023 was challenging to navigate as quantitative tightening continued, banks failed, interest rate volatility remained high, and debt ceiling debates provided a backdrop of uncertainty. Despite a challenging first half of 2023, spread widening has provided an appealing investment opportunity for Agency MBS investors, and we expect that trend to continue in the short to intermediate term. Going into the second half of 2023, we seek to maintain flexibility and higher levels of liquidity in preparation for unexpected events while continuing to purchase MBS with attractive yields. The debt ceiling issue has been resolved and sales of failed banks’ assets have been well absorbed by the market, which we believe may somewhat alleviate recent market volatility. Longer term, we believe there will be opportunities to deliver compelling investment returns to our investors, particularly as spreads tighten and the value of our Agency RMBS increases. While we believe we are in a highly favorable investing environment, we continue to operate with a deep respect for the complexity of global macroeconomic conditions. We remain flexible, disciplined, and prepared to adjust our investment and hedging portfolios as well as leverage levels to suit multiple scenarios.

FINANCIAL CONDITION

Investment Portfolio
The following charts compare the composition of our MBS portfolio including TBA securities as of the dates indicated:

We frequently change the coupon distribution in our Agency RMBS and TBA portfolios in order to minimize losses due to spread volatility. During the six months ended June 30, 2023, we have shifted into higher coupon Agency RMBS and reduced our investment in TBA securities. We expect spreads will remain volatile and range-bound in the intermediate term while the Federal Reserve continues reducing MBS from its balance sheet. Longer term, as investors return to the MBS market and demand improves, we expect the fair value of our investment portfolio to increase and our book value to trend higher.
The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	June 30, 2023
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$738,366	$751,210	$607,450	33	5.4%	6.93	4.66%
2.5%	634,256	659,469	542,554	34	6.8%	6.71	4.70%
4.0%	368,367	369,050	348,785	28	5.3%	5.72	4.83%
4.5%	1,117,339	1,104,123	1,078,938	9	4.8%	5.26	5.04%
5.0%	1,554,427	1,544,909	1,528,286	4	1.2%	4.62	5.27%
5.5%	647,735	651,949	647,024	3	1.0%	4.08	5.51%
TBA 4.0%	357,000	337,183	337,357	n/a	n/a	6.06	4.83%
TBA 4.5%	440,000	429,905	422,881	n/a	n/a	5.00	5.05%
TBA 5.0%	1,102,000	1,094,936	1,079,702	n/a	n/a	3.97	5.32%
TBA 5.5%	277,000	277,065	275,701	n/a	n/a	3.42	5.58%
Total	$7,236,490	$7,219,799	$6,868,678	14	3.6%	5.02	5.12%

	December 31, 2022
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,193,344	$1,210,065	$982,387	23	5.2%	7.14	4.53%
2.5%	659,181	685,838	566,525	28	5.9%	6.67	4.59%
4.0%	325,726	329,725	309,940	25	7.2%	5.56	4.75%
4.5%	803,043	799,786	782,319	4	4.4%	5.02	4.89%
5.0%	123,204	125,460	121,707	4	7.2%	3.99	5.19%
TBA 4.0%	1,539,000	1,454,263	1,447,286	n/a	n/a	5.47	4.80%
TBA 4.5%	380,000	371,173	366,759	n/a	n/a	4.79	4.99%
TBA 5.0%	950,000	947,484	937,523	n/a	n/a	4.24	5.20%
Total	$5,973,498	$5,923,794	$5,514,446	18	5.4%	5.54	4.88%
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

Less than 5% of our MBS portfolio as of June 30, 2023 is comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well for the last decade versus other sectors of the commercial real estate market. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.9% of the loans in K-deals are current as of May 2023. Our non-Agency CMBS IO were all originated prior to 2018 with a weighted average remaining life of less than 2 years. The underlying loans for the non-Agency CMBS IO securities are collateralized by a number of different property types including: 29% retail, 24% office, 14% multifamily, 13% hotel and 20% all other real estate categories. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as current risk versus reward remains unattractive relative to Agency RMBS.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	June 30, 2023
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Coupon (2)	WAVG Market Yield (3)
Agency CMBS	$122,514	$115,136	4.6	3.15%	4.74%
Agency CMBS IO	160,558	150,328	6.1	0.59%	4.93%
Non-Agency CMBS IO	41,931	40,689	1.8	0.96%	10.87%
Total	$325,003	$306,153

	December 31, 2022
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Coupon (2)	WAVG Market Yield (3)
Agency CMBS	$132,333	$124,690	4.8	3.22%	4.50%
Agency CMBS IO	179,734	168,147	6.3	0.41%	5.32%
Non-Agency CMBS IO	59,107	56,839	2.1	0.83%	8.54%
Total	$371,174	$349,676
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

Derivative Assets and Liabilities
As of June 30, 2023, the Company held short positions of $4.0 billion in 10-year U.S. Treasury futures and $0.9 million in 5-year U.S. Treasury futures. We have reduced our hedge position relative to December 31, 2022 to match our higher coupon asset profile and position our interest rate sensitivity modestly towards lower interest rates. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate derivative instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to the Three Months Ended March 31, 2023
The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	June 30, 2023	March 31, 2023
Net interest expense	$(2,930)	$(462)
Realized loss on sales of investments, net	(51,601)	(23,315)
Unrealized gain on investments, net	488	57,120
Gain (loss) on derivative instruments, net	116,012	(67,267)
General and administrative expenses	(7,197)	(7,372)
Other operating expenses, net	(435)	(426)
Preferred stock dividends	(1,923)	(1,923)
Net income (loss) to common shareholders	52,414	(43,645)
Other comprehensive (loss) income	(9,443)	14,793
Comprehensive income (loss) to common shareholders	$42,971	$(28,852)
Net Interest Income (Expense)
Interest expenses exceeded interest income for the three months ended June 30, 2023 and for the three months ended March 31, 2023 due to higher borrowing costs resulting from the increase in the Fed Funds rate as the Federal Reserve continues in its efforts to tame inflation. Interest income for the three months ended June 30, 2023 increased relative to the three months ended March 31, 2023 due to our recent purchases of higher coupon Agency RMBS. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	June 30, 2023			March 31, 2023
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$34,699	$3,931,617	3.53%	$23,526	$3,204,610	2.94%
Agency CMBS	960	123,843	3.06%	884	128,625	2.80%
CMBS IO (5)	2,241	211,398	4.41%	2,542	230,033	4.04%
Non-Agency MBS and other investments	32	2,479	4.93%	40	2,700	4.98%
MBS and loans	$37,932	$4,269,337	3.56%	$26,992	$3,565,968	3.00%
Cash equivalents	4,280			3,854
Total interest income	$42,212			$30,846

Repurchase agreement financing	(45,142)	3,447,406	(5.18)%	(31,308)	2,713,481	(4.62)%
Net interest (expense) income/net interest spread	$(2,930)		(1.62)%	$(462)		(1.62)%
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

	Three Months Ended
	June 30, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(51,601)	$1,254	$(7,949)	$(58,296)
Agency CMBS	—	(275)	(745)	(1,020)
CMBS IO	—	(466)	(749)	(1,215)
Other non-Agency and loans	—	(25)	—	(25)
Subtotal	(51,601)	488	(9,443)	(60,556)
TBA securities (1)	4,950	(58,946)	—	(53,996)
Net loss on investments	$(46,651)	$(58,458)	$(9,443)	$(114,552)

Interest rate hedging portfolio:
U.S. Treasury futures	$(92,096)	$263,315	$—	$171,219
Options on U.S. Treasury futures (2)	(3,565)	2,354	—	(1,211)
Net (loss) gain on interest rate hedges	$(95,661)	$265,669	$—	$170,008

Total net (loss) gain	$(142,312)	$207,211	$(9,443)	$55,456

	Three Months Ended
	March 31, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(23,315)	$55,779	$11,238	$43,702
Agency CMBS	—	237	1,046	1,283
CMBS IO	—	1,092	2,507	3,599
Other non-Agency and loans	—	12	2	14
Subtotal	(23,315)	57,120	14,793	48,598
TBA securities (1)	(13,488)	56,852	—	43,364
Net (loss) gain on investments	$(36,803)	$113,972	$14,793	$91,962

Interest rate hedging portfolio:
U.S. Treasury futures	$88,871	$(195,244)	$—	$(106,373)
Options on U.S. Treasury futures	152	(4,410)	—	(4,258)
Net gain (loss) on interest rate hedges	$89,023	$(199,654)	$—	$(110,631)

Total net gain (loss)	$52,220	$(85,682)	$14,793	$(18,669)
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
2)The Company did not hold any options on U.S. Treasury futures as of June 30, 2023. The unrealized gain of $2.4 million shown for the three months ended June 30, 2023 represents the reversal of the unrealized loss recorded prior to the maturity date of the contract.
As discussed in Executive Overview, increasing interest rates during the three months ended June 30, 2023 resulted in gains of $170.0 million from our interest rate hedges, primarily our 5-year U.S. Treasury futures, which offset the impact of higher interest rates on the fair value of our investment portfolio. The increase in the fair value of our interest rate hedges, net of our investments, was $55.5 million for the three months ended June 30, 2023. Conversely, longer term interest rates declined during the three months ended March 31, 2023, but spread widening on our assets partially offset the gains in fair value on our investment portfolio. As a result, the decline in 5-year and 10-year U.S. Treasury rates during the first quarter of 2023 resulted in losses on our interest rate hedges exceeding the net gains on our investment portfolio by $(18.7) million.
Operating Expenses
Operating expenses for the three months ended June 30, 2023 were largely unchanged compared to the three months ended March 31, 2023. Compensation and benefits expenses were higher due to the hiring of two new employees and higher amortization of stock-based compensation expense, but were mostly offset by lower consulting expenses.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Net Interest Income (Expense)
Net interest income and net interest spread declined for the six months ended June 30, 2023 compared to six months ended June 30, 2022 due to higher borrowing costs resulting from the Federal Reserve’s increases in the Fed Funds rate from June 2022 to June 2023. The increase in our borrowing costs has been partially offset by an increase in our average balance of investments with higher yields and our increased investment in cash equivalents. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Six Months Ended
	June 30,
	2023			2022
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$58,225	$3,570,122	3.26%	$25,345	$2,737,073	1.85%
Agency CMBS	1,844	126,221	2.92%	2,552	174,480	2.89%
CMBS IO (5)	4,783	220,664	4.25%	7,560	279,873	4.81%
Non-Agency MBS and other investments	72	2,589	5.45%	178	4,663	6.87%
MBS and loans	$64,924	$3,919,596	3.31%	$35,635	$3,196,089	2.17%
Cash equivalents	8,134			127
Total interest income	$73,058			$35,762

Repurchase agreement financing	(76,450)	3,082,471	(4.93)%	(6,010)	2,645,331	(0.45)%
Net interest (expense) income/net interest spread	$(3,392)		(1.62)%	$29,752		1.72%
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

Gains (Losses) on Investments and Derivative Instruments

The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

Six Months Ended

	June 30, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(74,916)	$57,033	$3,289	$(14,594)
Agency CMBS	—	(37)	302	265
CMBS IO	—	626	1,757	2,383
Other non-Agency and loans	—	(13)	2	(11)
Subtotal	(74,916)	57,609	5,350	(11,957)
TBA securities (1)	(8,538)	(2,095)	—	(10,633)
Net (loss) gain on investments	$(83,454)	$55,514	$5,350	$(22,590)

Interest rate hedging portfolio:
U.S. Treasury futures	$(3,224)	$68,070	$—	$64,846
Options on U.S. Treasury futures (2)	(3,413)	(2,056)	—	(5,469)
Net (loss) gain on interest rate hedges	$(6,637)	$66,014	$—	$59,377

Total net (loss) gain	$(90,091)	$121,528	$5,350	$36,787

	Six Months Ended
	June 30, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(18,550)	$(174,599)	$(125,772)	$(318,921)
Agency CMBS	—	—	(12,565)	(12,565)
CMBS IO	—	(1,841)	(13,849)	(15,690)
Other non-Agency and loans	—	86	(64)	22
Subtotal	(18,550)	(176,354)	(152,250)	(347,154)
TBA securities (1)	(174,177)	9,452	—	(164,725)
Net loss on investments	$(192,727)	$(166,902)	$(152,250)	$(511,879)

Interest rate hedging portfolio:
U.S. Treasury futures	$336,360	$103,048	$—	$439,408
Interest rate swaptions	—	51,940	—	51,940
Options on U.S. Treasury futures	—	—	—	—
Net gain on interest rate hedges	$336,360	$154,988	$—	$491,348

Total net gain (loss)	$143,633	$(11,914)	$(152,250)	$(20,531)
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.

2)The Company did not hold any options on U.S. Treasury futures as of June 30, 2023. The unrealized loss of $(2.1) million shown for the six months ended June 30, 2023 represents the reversal of the unrealized gain recorded prior to the maturity date of the contract.
The fair value of our investment portfolio declined $(22.6) million during the six months ended June 30, 2023 primarily as a result of spread widening, particularly in higher coupon Agency RMBS. Though interest rates were volatile during the six month period and the back end of the yield curve declined late in first quarter of 2023 which resulted in net losses of $(110.6) million for the three months ended March 31, 2023, longer-term rates ended the six- month period only slightly higher or unchanged versus December 31, 2022, As a result, and partially due to the timing of when we rolled our interest rate hedges, we recovered first quarter interest rate hedge losses and recognized net gains of $59.4 million for the six months ended June 30, 2023.
For the six months ended June 30, 2022, the fair value of our investment portfolio declined $(511.9) million due to increasing interest rates and significant spread widening across all asset classes. These losses were mostly offset by net gains of $491.3 million during the six months ended June 30, 2022 from our interest rate hedges.

Operating Expenses
Operating expenses for the six months ended June 30, 2023 increased $0.5 million compared to the six months ended June 30, 2022. Compensation and benefits increased due to the hiring of two new employees and higher amortization of stock-based compensation expense while other general and administrative expenses declined due to lower legal and consulting expenses.

Non-GAAP Financial Measures
In evaluating the Company’s financial and operating performance, management considers book value per common share, total economic return (loss) to common shareholders, and other operating results presented in accordance with GAAP as well as certain non-GAAP financial measures, which include the following: EAD to common shareholders (including per common share), adjusted net interest income and the related metric adjusted net interest spread. Management believes these non-GAAP financial measures may be useful to investors because they are viewed by management as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and, with respect to EAD, net of other normal recurring operating income/expenses. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in these non-GAAP financial measures because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date.
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
Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	June 30, 2023	March 31, 2023
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders	$42,971	$(28,852)
Less:
Change in fair value of investments (1)	60,556	(48,599)
Change in fair value of derivative instruments, net (2)	(118,164)	68,725
EAD to common shareholders	$(14,637)	$(8,726)
Average common shares outstanding	54,137,327	53,823,866
EAD per common share	$(0.27)	$(0.16)

Net interest (expense) income	$(2,930)	$(462)
TBA drop income (3)	(2,152)	1,457
Adjusted net interest (expense) income	$(5,082)	$995
General and administrative expenses	(7,197)	(7,372)
Other operating expense, net	(435)	(426)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders	$(14,637)	$(8,726)
Adjusted net interest spread (4)	(1.17)%	(0.75)%
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
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of June 30, 2023, our most liquid assets were $561.5 million compared to $632.3 million as of December 31, 2022. We are continuing to maintain higher levels of available liquidity to protect our book value and to provide us greater financial flexibility against market volatility, which we believe is likely to continue for the near-term, especially given potential risk events on the horizon, such as the Federal Reserve’s quantitative tightening measures, the pending deadline to raise U.S. debt ceiling, the impact on global markets stemming from global central bank policies, and the war between Russia and Ukraine.
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
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 7.7 times shareholders’ equity as of June 30, 2023. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Leverage based on repurchase agreement amounts outstanding was 4.8 times shareholders’ equity as of June 30, 2023.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2023	$4,201,901	$3,447,406	$4,203,788
March 31, 2023	2,937,124	2,713,481	2,959,263
December 31, 2022	2,644,405	2,727,274	3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral.. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of June 30, 2023 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 12-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of June 30, 2023, the Company had amounts outstanding under 25 different repurchase agreements and did not have more than 5% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of June 30, 2023, and we are not aware of circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of June 30, 2023, we had cash collateral posted to our counterparties of $132.6 million under these agreements.
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
Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our financing costs and fair value of our investments. Realized and unrealized gains (losses) on these derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company, but are not included in EAD to common shareholders during any reporting period. Furthermore, because we designate these derivative instruments as interest rate hedges for tax purposes, realized gains and losses recognized in GAAP net income are generally not recognized in REIT taxable income until future periods. The following table provides the projected amortization of our net deferred tax hedge gains as of June 30, 2023 that we expect to be recognized as taxable income over the periods indicated:

Period of Recognition for Remaining Hedge Gains, Net	June 30, 2023
($ in thousands)
Third quarter 2023	$17,970
Fourth quarter 2023	18,096
Fiscal year 2024	74,607
Fiscal year 2025 and thereafter	539,070
$649,743
As of June 30, 2023, we also had $475.0 million in capital loss carryforwards, the majority of which expire in 2027, and NOL carryforwards of $9.3 million, which will expire over the next 3 years. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2023 or in any given year.
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

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the six months ended June 30, 2023 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2023.

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
•The implementation in a timely and cost-effective manner of our operating platform, which includes trading, portfolio management, risk reporting, and accounting services systems, and the anticipated benefits thereof; and
•Possible future effects of the COVID-19 pandemic or any global health crisis.
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

	June 30, 2023
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.3%	30.8%	1.7%	16.0%	(1.8)%	(16.9)%	(3.7)%	(34.2)%
CMBS	0.1%	0.5%	0.03%	0.2%	(0.02)%	(0.2)%	—%	(0.4)%
CMBS IO	0.1%	0.6%	0.03%	0.3%	(0.03)%	(0.3)%	(0.1)%	(0.6)%
TBAs	1.1%	9.9%	0.6%	5.5%	(0.7)%	(6.6)%	(1.5)%	(13.9)%
Interest rate hedges	(4.4)%	(41.1)%	(2.2)%	(20.3)%	2.1%	19.7%	4.2%	38.8%
Total	0.1%	0.7%	0.2%	1.8%	(0.5)%	(4.3)%	(1.1)%	(10.3)%

	December 31, 2022
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of

	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.8%	20.9%	1.4%	10.6%	(1.4)%	(10.6)%	(2.8)%	(21.0)%
CMBS	0.1%	0.5%	0.04%	0.3%	(0.03)%	(0.3)%	(0.1)%	(0.5)%
CMBS IO	0.1%	0.7%	0.05%	0.4%	(0.05)%	(0.4)%	(0.1)%	(0.7)%
TBAs	2.0%	15.2%	1.1%	8.2%	(1.2)%	(9.1)%	(2.5)%	(18.9)%
Interest rate hedges	(5.6)%	(41.3)%	(2.8)%	(20.5)%	2.7%	20.2%	5.4%	40.1%
Total	(0.6)%	(4.0)%	(0.2)%	(1.0)%	—%	(0.2)%	(0.1)%	(1.0)%

Non-Parallel Shifts		June 30, 2023		December 31, 2022
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	0.1%	0.5%	0.2%	1.7%
+25	+50	(0.5)%	(4.3)%	(0.1)%	(1.0)%
+50	+25	(0.3)%	(2.4)%	0.1%	0.6%
+50	+100	(1.1)%	(10.4)%	(0.4)%	(2.9)%
0	-25	0.1%	1.1%	0.1%	0.4%
-10	-50	0.2%	1.6%	0.01%	0.1%
-25	-75	0.1%	0.7%	(0.2)%	(1.4)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Our investment portfolio as of June 30, 2023 consists of higher coupon assets compared to December 31, 2022, which increased the duration risk in our investment portfolio. To mitigate, we moved to a longer duration position as of June 30, 2023 relative to that as of December 31, 2022. As a result, our investment portfolio and book value are projected to experience greater declines in an increasing interest rate environment and increase in value in a declining rate environment. In addition, as of December 31, 2022, we held $250.0 million notional in put options on 10-year U.S. Treasury futures, which would have increased in fair value in an increasing rate environment. Without those put options at June 30, 2023, stress runs for higher rates, such as the +50/+100 shift, show a greater decline in market value and book value.

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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	June 30, 2023		December 31, 2022
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.2)%	(10.8)%	(1.2)%	(9.1)%
+10	(0.6)%	(5.4)%	(0.6)%	(4.5)%
-10	0.6%	5.4%	0.6%	4.5%
-20/-50 (2)	1.2%	10.8%	1.2%	9.1%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk
Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective interest method under GAAP. Our prepayment risk as of June 30, 2023 has declined relative to December 31, 2022 and prior periods as the majority of our MBS portfolio consists of securities owned near or below par and prepayment speeds have declined in the current higher interest rate environment.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The Company’s Board of Directors has authorized a share repurchase program (the “Program”) of up to $60 million of the Company’s outstanding shares of common stock and up to $30 million of the Company’s Series C Preferred Stock through open market transactions, privately negotiated transactions, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act, block transactions or otherwise. The Program permits the Company to repurchase shares of common stock or Series C Preferred Stock at any time or from time-to-time at management’s discretion. The actual means and timing of any shares purchased under the Program will depend on a variety of factors, including, but not limited to, the market prices of the common stock and the Series C Preferred Stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program does not obligate the Company to purchase any shares, and any open market repurchases under the Program will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The Program is authorized through March 31, 2024, although it may be modified or terminated by the Board of Directors at any time.

The Company has not repurchased any shares of its Series C Preferred Stock. The following table summarizes repurchases of our common stock that occurred during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				($s in thousands)
April 1 - 30, 2023	—	$—	—	$60,000
May 1 - 31, 2023 (1)	15,280	—	—	60,000
June 1 - 30, 2023	—	—	—	60,000
	15,280	$—	—
(1) These shares were withheld from certain employees to satisfy tax withholding obligations arising upon the vesting of restricted stock issued for share-based compensation. Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Program authorized by the Company's Board of Directors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective May 14, 2021 (incorporated herein by reference to Exhibit 3.1 to Dynex's Current Report on Form 8-K filed May 18, 2021).
3.1.1	Articles of Amendment of the Restated Articles of Incorporation, effective May 18, 2023 (filed herewith).
3.2	Amended and Restated Bylaws, effective as of May 11, 2021 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed May 12, 2021).
4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Dynex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	July 28, 2023	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	July 28, 2023	/s/ Robert S. Colligan
Robert S. Colligan
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial Officer)