Form 10-Q
period 2023-09-30
DYNEX CAPITAL INC
filed 2023-11-06
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
Yes           ☐           No            ☒

On October 25, 2023, the registrant had 56,645,168 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	2
	Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

SIGNATURES		42

i

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Cash and cash equivalents	$271,168	$332,035
Cash collateral posted to counterparties	145,268	117,842
Mortgage-backed securities (including pledged of $5,279,554 and $2,810,957, respectively), at fair value	5,583,758	3,112,705
Due from counterparties	—	10,348
Derivative assets	4,594	7,102
Accrued interest receivable	26,756	15,260
Other assets, net	9,238	9,942
Total assets	$6,040,782	$3,605,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$5,002,230	$2,644,405
Due to counterparties	152,955	4,159
Derivative liabilities	22,029	22,595
Cash collateral posted by counterparties	—	435
Accrued interest payable	43,168	16,450
Accrued dividends payable	9,972	9,103
Other liabilities	6,082	6,759
Total liabilities	5,236,436	2,703,906

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 56,555,574 and 53,637,095 shares issued and outstanding, respectively	566	536
Additional paid-in capital	1,397,268	1,357,514
Accumulated other comprehensive loss	(217,770)	(181,346)
Accumulated deficit	(483,561)	(383,219)
Total shareholders’ equity	804,346	901,328
Total liabilities and shareholders’ equity	$6,040,782	$3,605,234
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
($s in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME (EXPENSE)
Interest income	$63,271	$20,404	$136,329	$56,167
Interest expense	(65,533)	(13,282)	(141,983)	(19,292)
Net interest (expense) income	(2,262)	7,122	(5,654)	36,875

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	—	(70,967)	(74,916)	(89,517)
Unrealized loss on investments, net	(179,100)	(69,197)	(121,491)	(245,551)
Gain on derivative instruments, net	146,953	96,947	195,698	423,570
Total other (losses) gains, net	(32,147)	(43,217)	(709)	88,502

EXPENSES
Compensation and benefits	(4,572)	(6,104)	(11,939)	(12,972)
Other general and administrative	(3,269)	(4,042)	(10,471)	(11,484)
Other operating expenses	(801)	(433)	(1,662)	(1,049)
Total operating expenses	(8,642)	(10,579)	(24,072)	(25,505)

Net (loss) income	(43,051)	(46,674)	(30,435)	99,872
Preferred stock dividends	(1,923)	(1,923)	(5,770)	(5,770)
Net (loss) income to common shareholders	$(44,974)	$(48,597)	$(36,205)	$94,102

Other comprehensive income:
Unrealized loss on available-for-sale investments, net	$(41,774)	$(65,133)	$(36,424)	$(217,383)
Reclassification of realized loss on available-for-sale investments, net	—	14,025	—	14,025
Total other comprehensive loss	(41,774)	(51,108)	(36,424)	(203,358)
Comprehensive loss to common shareholders	$(86,748)	$(99,705)	$(72,629)	$(109,256)

Weighted average common shares-basic	54,556,853	45,347,852	54,175,367	40,452,740
Weighted average common shares-diluted	54,556,853	45,347,852	54,175,367	40,740,690
Net (loss) income per common share-basic	$(0.82)	$(1.07)	$(0.67)	$2.33
Net (loss) income per common share-diluted	$(0.82)	$(1.07)	$(0.67)	$2.31
Dividends declared per common share	$0.39	$0.39	$1.17	$1.17
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

For the Three Months Ended September 30, 2023 and September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	4,460,000	$107,843	54,204,319	$542	$1,365,484	$(175,996)	$(416,911)	$880,962
Stock issuance	—	—	2,351,255	24	30,340	—	—	30,364
Restricted stock granted, net of amortization	—	—	—	—	285	—	—	285
Other share-based compensation, net of amortization	—	—	—	—	1,175	—	—	1,175
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(43,051)	(43,051)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,676)	(21,676)
Other comprehensive loss	—	—	—	—	—	(41,774)	—	(41,774)
Balance as of September 30, 2023	4,460,000	$107,843	56,555,574	$566	$1,397,268	$(217,770)	$(483,561)	$804,346

Balance as of June 30, 2022	4,460,000	$107,843	43,517,234	$435	$1,218,298	$(145,521)	$(338,689)	$842,366
Stock issuance	—	—	2,786,877	28	45,011	—	—	45,039
Restricted stock granted, net of amortization	—	—	—	—	604	—	—	604
Other share-based compensation, net of amortization	—	—	99,297	1	1,554	—	—	1,555
Adjustments for tax withholding on share-based compensation	—	—	(53,278)	(1)	(620)	—	—	(621)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(46,674)	(46,674)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(17,955)	(17,955)
Other comprehensive loss	—	—	—	—	—	(51,108)	—	(51,108)
Balance as of September 30, 2022	4,460,000	$107,843	46,350,130	$463	$1,264,831	$(196,629)	$(405,241)	$771,267

For the Nine Months Ended September 30, 2023 and September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328
Stock issuance	—	—	2,847,129	28	36,648	—	—	36,676
Restricted stock granted, net of amortization	—	—	74,017	1	940	—	—	941
Other share-based compensation, net of amortization	—	—	33,213	1	2,659	—	—	2,660
Adjustments for tax withholding on share-based compensation	—	—	(35,880)	—	(446)	—	—	(446)
Stock issuance costs	—	—	—	—	(47)	—	—	(47)
Net loss	—	—	—	—	—	—	(30,435)	(30,435)
Dividends on preferred stock	—	—	—	—	—	—	(5,770)	(5,770)
Dividends on common stock	—	—	—	—	—	—	(64,137)	(64,137)
Other comprehensive loss	—	—	—	—	—	(36,424)	—	(36,424)
Balance as of September 30, 2023	4,460,000	$107,843	56,555,574	$566	$1,397,268	$(217,770)	$(483,561)	$804,346

Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	9,593,650	96	154,387	—	—	154,483
Restricted stock granted, net of amortization	—	—	71,216	—	1,495	—	—	1,495
Other share-based compensation, net of amortization	—	—	118,390	1	2,550	—	—	2,551
Adjustments for tax withholding on share-based compensation	—	—	(98,931)	(1)	(1,345)	—	—	(1,346)
Stock issuance costs	—	—	—	—	(48)	—	—	(48)
Net income	—	—	—	—	—	—	99,872	99,872
Dividends on preferred stock	—	—	—	—	—	—	(5,770)	(5,770)
Dividends on common stock	—	—	—	—	—	—	(47,891)	(47,891)
Other comprehensive loss	—	—	—	—	—	(203,358)	—	(203,358)
Balance as of September 30, 2022	4,460,000	$107,843	46,350,130	$463	$1,264,831	$(196,629)	$(405,241)	$771,267

See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net (loss) income	$(30,435)	$99,872
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Realized loss on sale of investments, net	74,916	89,517
Unrealized loss on investments, net	121,491	245,551
Gain on derivative instruments, net	(195,698)	(423,570)
Amortization of investment premiums, net	58,102	77,403
Other amortization and depreciation, net	1,739	1,709
Share-based compensation expense	3,600	4,031
Increase in accrued interest receivable	(11,496)	(1,906)
Increase in accrued interest payable	26,718	3,544
Change in other assets and liabilities, net	(3,308)	127
Net cash provided by operating activities	45,629	96,278
Investing activities:
Purchases of investments	(3,208,774)	(1,537,663)
Principal payments received on trading securities	70,155	87,136
Principal payments received on available-for-sale investments	152,339	195,855
Proceeds from sales of trading securities	348,091	327,700
Principal payments received on mortgage loans held for investment	701	1,163
Net receipts on derivatives, including terminations	209,209	656,172
Decrease (increase) in cash collateral posted by counterparties	24,192	(1,834)
Net cash used in investing activities	(2,404,087)	(271,471)
Financing activities:
Borrowings under repurchase agreements	16,345,414	12,735,123
Repayments of repurchase agreement borrowings	(13,987,589)	(12,575,770)
Proceeds from issuance of common stock	36,676	154,483
Payments related to tax withholding for share-based compensation	(446)	(1,346)
Dividends paid	(69,038)	(52,051)
Net cash provided by financing activities	2,325,017	260,439

Net (decrease) increase in cash including cash posted to counterparties	(33,441)	85,246
Cash including cash posted to counterparties at beginning of period	449,877	421,307
Cash including cash posted to counterparties at end of period	$416,436	$506,553

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$115,266	$15,748
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of September 30, 2023, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2023. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of September 30, 2023.

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

The Company currently has unvested restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Restricted stock awards are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock are eligible to receive non-forfeitable dividends. Holders of RSUs and PSUs accrue forfeitable dividend equivalent rights over the period outstanding, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved, as applicable. As such, RSUs and PSUs are excluded from the computation of basic net income per common share, but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”). Upon vesting, restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share or unit becomes one unrestricted share of common stock and is included in the computation of basic net income per common share.

Because the Company’s 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) is redeemable at the Company’s option for cash only and convertible into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIC of the Company’s Restated Articles of Incorporation, the effect of those shares and their related dividends are excluded from the calculation of diluted net income per common share for the periods presented.

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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of September 30, 2023, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2023:

September 30, 2023
Cash and cash equivalents	$271,168
Cash collateral posted to counterparties	145,268
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$416,436

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of September 30, 2023, 863,259 common shares are available for issuance under the 2020 Plan.

The Company has issued restricted stock and RSUs, which are treated as equity awards and recorded at their fair value using the closing stock price on the grant date. Compensation expense is generally recognized over a service period specified within each award with a corresponding credit to shareholders’ equity using the straight-line method until the vesting date.

The Company also has PSUs issued and outstanding which contain Company performance-based and market performance-based conditions. PSUs subject to Company performance-based conditions are initially recognized as equity at their fair value which is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is recognized as expense on a straight-line basis over the vesting period and adjusted, if necessary, based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis. PSUs subject to market performance-based conditions are recognized as equity at their grant date fair value determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return (“TSR”) relative to the common stock TSR of the group of peer companies specified in the award agreement. Awards subject to market performance-based conditions are not assessed for probability of achievement and are not remeasured subsequent to issuance. The grant date fair value is recognized as expense on a straight-line basis over the vesting period even if the market performance-based conditions are not achieved.

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

Contingencies

The Company did not have any pending lawsuits, claims, or other contingencies as of September 30, 2023 or December 31, 2022.
Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the nine months ended September 30, 2023, that are expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding - basic	54,556,853	45,347,852	54,175,367	40,452,740
Incremental common shares-unvested RSUs	—	—	—	86,666
Incremental common shares-unvested PSUs	—	—	—	201,284
Weighted average number of common shares outstanding - diluted	54,556,853	45,347,852	54,175,367	40,740,690

Net (loss) income to common shareholders	$(44,974)	$(48,597)	$(36,205)	$94,102
Net (loss) income per common share-basic	$(0.82)	$(1.07)	$(0.67)	$2.33
Net (loss) income per common share-diluted	$(0.82)	$(1.07)	$(0.67)	$2.31

The calculation of diluted net loss per common share for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 excludes unvested RSUs and PSUs of 441,587, 372,579, and 287,950, respectively, which would have been anti-dilutive for those periods.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	September 30, 2023			December 31, 2022
	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$5,853,691	$5,844,730	$5,298,271	$3,104,498	$3,150,873	$2,762,878
Agency CMBS	121,617	122,171	112,396	131,578	132,333	124,690
CMBS IO (1)	n/a	184,187	172,987	n/a	238,841	224,985
Non-Agency other	159	159	103	209	209	152
Total	$5,975,467	$6,151,247	$5,583,757	$3,236,285	$3,522,256	$3,112,705

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $7,814,762 and $4,159,373, respectively, as of September 30, 2023, and $9,711,981 and $6,280,761, respectively, as of December 31, 2022.

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$914,900	$—	$(202,677)	$712,223
Agency CMBS	106,892	—	(7,791)	99,101
CMBS IO	142,314	1,275	(8,521)	135,068
Non-Agency other	159	—	(56)	103
Total	$1,164,265	$1,275	$(219,045)	$946,495

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

MBS measured at fair value through net income:
Agency RMBS	$4,929,830	$—	$(343,782)	$4,586,048
Agency CMBS	15,279	—	(1,984)	13,295
CMBS IO	41,873	—	(3,954)	37,919
Total	$4,986,982	$—	$(349,720)	$4,637,262

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$977,624	$—	$(164,949)	$812,675
Agency CMBS	117,031	—	(6,474)	110,557
CMBS IO	193,405	507	(10,373)	183,539
Non-Agency other	209	—	(57)	152
Total	$1,288,269	$507	$(181,853)	$1,106,923

MBS measured at fair value through net income:
Agency RMBS	$2,173,249	$—	$(223,046)	$1,950,203
Agency CMBS	15,302	—	(1,169)	14,133
CMBS IO	45,436	—	(3,990)	41,446
Total	$2,233,987	$—	$(228,205)	$2,005,782

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
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Agency RMBS	$(177,768)	$(65,723)	$(120,735)	$(240,322)
Agency CMBS	(777)	(1,432)	(815)	(1,432)
CMBS IO	(591)	(2,033)	36	(3,874)
Other assets	36	(9)	23	77
Total unrealized loss on investments, net	$(179,100)	$(69,197)	$(121,491)	$(245,551)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized losses on sales of MBS - AFS	$—	$(14,025)	$—	$(14,025)
Realized losses on sales of MBS - FVO	—	(56,942)	(74,916)	(75,492)
Total realized loss on sales of investments, net	$—	$(70,967)	$(74,916)	$(89,517)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	September 30, 2023			December 31, 2022
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$5,316	$69	4	$346,064	$22,808	79
Non-Agency MBS	2,487	59	8	42,162	1,787	56

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$903,296	$217,559	84	$697,514	$156,411	17
Non-Agency MBS	26,615	1,358	45	12,195	847	22

The unrealized losses on the Company’s MBS designated as AFS were the result of rising interests rates and declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of September 30, 2023 or December 31, 2022. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of September 30, 2023 and December 31, 2022 are summarized in the following tables:

	September 30, 2023			December 31, 2022
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
Agency RMBS	$4,743,159	5.46%	$5,003,785	$2,349,181	4.15%	$2,496,781
Agency CMBS	107,663	5.41%	110,557	108,580	3.76%	108,146
Agency CMBS IO	121,956	5.82%	132,580	137,569	4.62%	150,517
Non-Agency CMBS IO	29,452	6.18%	32,632	49,075	5.26%	55,513
Total repurchase agreements	$5,002,230	5.47%	$5,279,554	$2,644,405	4.18%	$2,810,957
The repurchase facilities available to the Company are uncommitted with no guarantee of renewal. The Company had borrowings outstanding under 27 different repurchase agreements as of September 30, 2023, and its equity at risk did not exceed 10% with any counterparty as of that date. The Company also had $152,955 and $4,159 payable to counterparties for transactions pending settlement as of September 30, 2023 and December 31, 2022, respectively.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	September 30, 2023			December 31, 2022
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
Less than 30 days	$2,096,037	5.46%	77	$858,161	4.44%	42
30 to 90 days	2,374,991	5.44%	102	1,786,244	4.06%	104
91 to 180 days	531,202	5.64%	113	—	—%	—
Total	$5,002,230	5.47%	93	$2,644,405	4.18%	84

The increase in the Company’s weighted average rate for its borrowings as of September 30, 2023 compared to December 31, 2022 resulted from the increase in the U.S. Federal Funds Target rate (“Fed Funds rate”) set by the Federal Reserve. The Company’s accrued interest payable related to its repurchase agreement borrowings was $43,168 as of September 30, 2023 compared to $16,450 as of December 31, 2022.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of September 30, 2023.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2023 and December 31, 2022:

	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2023:
Repurchase agreements	$5,002,230	$—	$5,002,230	$(5,002,230)	$—	$—

December 31, 2022:
Repurchase agreements	$2,644,405	$—	$2,644,405	$(2,644,405)	$—	$—
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2023	2022	2023	2022
U.S. Treasury futures	$210,227	$281,827	$275,073	$721,236
Interest rate swaptions	—	(4,202)	—	47,738
Options on U.S. Treasury futures	6,523	630	1,055	630
TBA securities-long positions	(69,797)	(181,308)	(80,430)	(346,034)
Gain on derivative instruments, net	$146,953	$96,947	$195,698	$423,570

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2023	December 31, 2022
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$3,946	$5,859
TBA securities	Derivative assets	Investing	648	1,243
Total derivatives assets			$4,594	$7,102

TBA securities	Derivative liabilities	Investing	$22,029	$22,595
Total derivatives liabilities			$22,029	$22,595

The Company held short positions in U.S. Treasury futures with a fair value of $106,172 as of September 30, 2023, but because these instruments are considered legally settled on a daily basis, the carrying value on the Company’s consolidated balance sheet nets to $0. As of September 30, 2023, the amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures was $110,997, which is recorded within “cash collateral posted to counterparties.” The Company had a margin deficit of $18,050 as of September 30, 2023, which is recorded within “due to counterparties.”

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

	September 30, 2023	December 31, 2022
Implied market value (1)	$1,569,011	$2,751,568
Implied cost basis (2)	1,590,392	2,772,920
Net carrying value (3)	$(21,381)	$(21,352)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the nine months ended September 30, 2023:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
U.S. Treasury futures	$(4,920,000)	$(16,040,000)	$15,460,000	$(5,500,000)
Options on U.S. Treasury futures	250,000	600,000	(700,000)	150,000
TBA securities	2,869,000	24,861,000	(26,060,000)	1,670,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2023 and December 31, 2022:

	Offsetting of Assets
	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2023
Options on U.S. Treasury futures	$3,946	$—	$3,946	$—	$—	$3,946
TBA securities	648	—	648	(648)	—	—
Derivative assets	$4,594	$—	$4,594	$(648)	$—	$3,946
December 31, 2022
Options on U.S. Treasury futures	$5,859	$—	$5,859	$—	$—	$5,859
TBA securities	1,243	—	1,243	(1,243)	—	—
Derivative assets	$7,102	$—	$7,102	$(1,243)	$—	$5,859

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	Offsetting of Liabilities
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2023
TBA securities	$22,029	$—	$22,029	$(648)	$(21,299)	$82
Derivative liabilities	$22,029	$—	$22,029	$(648)	$(21,299)	$82

December 31, 2022
TBA securities	$22,595	$—	$22,595	$(1,243)	$(16,639)	$4,713
Derivative liabilities	$22,595	$—	$22,595	$(1,243)	$(16,639)	$4,713
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

	September 30, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$5,583,758	$—	$5,583,655	$103	$3,112,705	$—	$3,112,553	$152
Derivative assets:
Options on U.S. Treasury futures	3,946	3,946	—	—	5,859	5,859	—	—
TBA securities-long position	648	—	648	—	1,243	—	1,243	—
Total assets carried at fair value	$5,588,352	$3,946	$5,584,303	$103	$3,119,807	$5,859	$3,113,796	$152

Liabilities carried at fair value:
TBA securities-long position	$22,029	$—	$22,029	$—	$22,595	$—	$22,595	$—
Total liabilities carried at fair value	$22,029	$—	$22,029	$—	$22,595	$—	$22,595	$—

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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of September 30, 2023. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. When 3-month LIBOR ceases

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

to be a published, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on October 16, 2023 to shareholders of record as of October 1, 2023.

Common Stock. During the nine months ended September 30, 2023, the Company issued 2,847,129 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $36,676, net of broker commissions and fees. The Company currently pays a monthly dividend on its common stock. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

Share-Based Compensation. The following tables present a rollforward of share-based awards for the periods indicated:

	Nine Months Ended
	September 30,
	2023		2022
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	133,951	$15.22	197,804	$15.27
Granted	74,017	11.27	71,216	15.60
Vested	(36,573)	16.75	(135,069)	15.49
Awards outstanding, end of period	171,395	$13.19	133,951	$15.22

RSUs:
Awards outstanding, beginning of period	86,666	$16.57	55,019	$19.40
Granted	341,044	12.55	73,767	15.19
Vested	(33,213)	16.96	(42,120)	17.85
Awards outstanding, end of period	394,497	$13.06	86,666	$16.57

PSUs:
Awards outstanding, beginning of period	201,284	$16.60	110,040	$19.40
Granted	160,277	11.97	147,542	15.19
Vested	—	—	(56,298)	17.09
Awards outstanding, end of period	361,561	$14.55	201,284	$16.96

The number of RSUs that will potentially settle may range from 0% if the recipient’s service-based vesting condition is not met to 100% if the service-based vesting condition is met. The number of PSUs that will potentially settle may range from 0% to 200% based on the achievement of the performance goals defined in the grant award. As of September 30, 2023, the Company expects 72% of the PSUs outstanding will be settled on their vesting dates. The Company has DERs accrued for RSUs and PSUs of $283 and $713, respectively, as of September 30, 2023 compared to $152 and $354, respectively, as of December 31, 2022, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
($s in thousands except per share data)

Total share-based compensation expense recognized by the Company for the three and nine months ended September 30, 2023 was $1,460 and $3,600 compared to $2,158 and $4,031 for the three and nine months ended September 30, 2022. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of September 30, 2023, which will be amortized over the period disclosed:

	September 30, 2023
	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$838	1.5 years
RSUs	3,922	2.6 years
PSUs	1,302	1.7 years
Total	$6,062	2.2 years

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

EXECUTIVE OVERVIEW

During the third quarter of 2023, the Federal Reserve increased the Federal Funds Target Rate (“Fed Funds rate”) by 25 basis points. This was the fourth 25 basis point increase in 2023, bringing the Fed Funds rate to 5.50%. The increase was in response to continued tight labor markets with historically robust wage growth and still-elevated consumer price inflation above the Federal Reserve’s desired target of 2%. Longer-term bond yields rose in the third quarter in response to the rate hike, the Federal Reserve’s messaging that rates will be higher for longer, the need for the U.S. government to issue debt, and the lack of demand from traditional buyers. The 10-year U.S. Treasury yield showed significant movement, increasing from 4.11% to 4.57% in September alone. Since September 30, 2023, the U.S. Treasury yield has continued to climb. The 30-year U.S. Treasury yield also rose dramatically during the third quarter and, in early October, was more than 100 basis points higher than at June 30, 2023. Market spreads as of September 30, 2023 were also wider relative to June 30, 2023, and remain wide into the beginning of the fourth quarter of 2023.
The charts below show the range of U.S. Treasury rates for the past nine months and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:			Change in Spreads Third Quarter	Change in Spreads YTD
Investment Type:	September 30, 2023	June 30, 2023	December 31, 2022
Agency RMBS: (1)
2.0% coupon	84	67	62	17	22
2.5% coupon	88	72	68	16	20
3.0% coupon	88	74	70	14	18
3.5% coupon	87	73	72	14	15
4.0% coupon	87	73	62	14	25
4.5% coupon	84	71	60	13	24
5.0% coupon	86	75	53	11	33
5.5% coupon	87	76	50	11	37
6.0% coupon	87	74	57	13	30
Agency DUS (Agency CMBS)(2)	80	72	74	8	6
Freddie K AAA IO (Agency CMBS IO)(2)	185	175	235	10	(50)
AAA CMBS IO (Non-Agency CMBS IO)(2)	275	301	315	(26)	(40)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because.the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of Results

For the third quarter of 2023, our total economic loss of $(1.56) per common share was driven by asset losses exceeding hedge gains and dividends declared during the quarter. Our derivative instruments used to hedge interest rate risk (“interest rate hedges”) gained $216.8 million, and we declared $21.7 million in common dividends, but our investments lost $(290.7) million, primarily as a result of the higher interest rates and spread widening discussed previously.

The following table provides details about the changes in our financial position during the three months ended September 30, 2023:

	Net Change in Fair Value	Components of Comprehensive Loss	Common Book Value Rollforward	Per Common Share
Balance as of June 30, 2023 (1)			$769,462	$14.20
Net interest income		$(2,262)
G & A and other operating expenses		(8,642)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$(220,874)
TBAs	(69,797)
U.S. Treasury futures	210,227
Options on U.S. Treasury futures	6,523
Total net change in fair value		(73,921)
Comprehensive loss to common shareholders			(86,748)	(1.59)
Capital transactions:
Net proceeds from stock issuance (2)			31,808	0.03
Common dividends declared			(21,676)	(0.39)
Balance as of September 30, 2023 (1)			$692,846	$12.25
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $30.4 million from common stock ATM program and $1.4 million from share-based compensation grants, net of amortization. The amount shown for “per common share” includes the impact of the increase in the number of common shares outstanding.

Realized gains and losses on interest rate hedges are recognized in GAAP net income in the same reporting period in which the derivative instrument matures or is terminated, but are not included in our earnings available for distribution ("EAD"), a non-GAAP measure, during any reporting period. On a tax basis, realized gains and losses on derivative instruments designated for tax purposes as interest rate hedges are amortized into the our REIT taxable income over the original periods hedged by those derivatives. Our estimated REIT taxable income for the first nine months of 2023 includes an estimated benefit of approximately $56.8 million, or $1.05 per average common share outstanding, from the amortization of accumulated deferred tax hedge gains, which were estimated to be $830.5 million as of September 30, 2023 compared to $695.2 million as of December 31, 2022. This benefit will be distributable to common shareholders as part of our taxable ordinary income in future periods. Additional information regarding the estimated impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Liquidity and Capital Resources” within this Item 2.

Current Outlook
Thus far, 2023 has been challenging to navigate as quantitative tightening has continued, interest rate volatility remains high, and bank failures, debt ceiling debates and looming government shutdowns have provided a backdrop of uncertainty. Despite these challenges, spread widening provides an appealing investment opportunity for Agency MBS, offering the potential to earn a higher risk premium over time. We seek to maintain flexibility and higher levels of liquidity in preparation for unexpected events while continuing to purchase MBS with attractive yields. Longer term, we believe there will be opportunities to deliver compelling investment returns to our investors, particularly as spreads tighten and the value of our Agency RMBS increases. While we believe we are in a highly favorable investing environment, we continue to operate with a deep respect for complex global macroeconomic and geopolitical conditions. We remain disciplined and prepared to adjust our investment and hedging portfolios as well as leverage levels to suit multiple scenarios.

FINANCIAL CONDITION

Investment Portfolio
Our investment portfolio (including TBAs) as of September 30, 2023 increased 23% (based on amortized cost) compared to December 31, 2022. During the nine months ended September 30, 2023, we have been deploying capital during periods of wider spreads into higher coupon Agency RMBS with higher forward returns relative to the investments held as of December 31, 2022.
The following charts compare the composition of our MBS portfolio including TBA securities as of the dates indicated:

We frequently change the coupon distribution in our Agency RMBS and TBA portfolios in order to minimize losses due to spread volatility. During the nine months ended September 30, 2023, we have shifted into higher coupon Agency RMBS and reduced our investment in TBA securities. We expect spreads will remain volatile and range-bound in the intermediate term while the Federal Reserve continues reducing MBS from its balance sheet. Longer term, as investors return to the MBS market and demand improves, we expect the fair value of our investment portfolio to increase and our book value to trend higher.

The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	September 30, 2023
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$721,068	$733,479	$555,260	36	6.7%	6.69	5.66%
2.5%	619,348	643,747	498,213	37	6.9%	6.53	5.64%
4.0%	361,219	361,837	325,009	31	6.8%	6.04	5.61%
4.5%	1,356,558	1,327,962	1,252,437	12	5.4%	5.95	5.67%
5.0%	1,883,657	1,863,109	1,782,628	6	4.6%	5.46	5.81%
5.5%	911,842	914,596	884,725	5	3.7%	4.92	5.97%
TBA 4.0%	262,000	239,157	233,446	n/a	n/a	6.89	5.44%
TBA 4.5%	273,000	257,227	250,797	n/a	n/a	6.22	5.61%
TBA 5.0%	735,000	701,540	693,939	n/a	n/a	5.33	5.80%
TBA 5.5%	200,000	192,711	193,359	n/a	n/a	4.65	6.00%
TBA 6.0%	200,000	199,758	197,469	n/a	n/a	4.08	6.22%
Total	$7,523,692	$7,435,123	$6,867,282	15	5.1%	5.68	5.77%

	December 31, 2022
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,193,344	$1,210,065	$982,387	23	5.2%	7.14	4.53%
2.5%	659,181	685,838	566,525	28	5.9%	6.67	4.59%
4.0%	325,726	329,725	309,940	25	7.2%	5.56	4.75%
4.5%	803,043	799,786	782,319	4	4.4%	5.02	4.89%
5.0%	123,204	125,460	121,707	4	7.2%	3.99	5.19%
TBA 4.0%	1,539,000	1,454,263	1,447,286	n/a	n/a	5.47	4.80%
TBA 4.5%	380,000	371,173	366,759	n/a	n/a	4.79	4.99%
TBA 5.0%	950,000	947,484	937,523	n/a	n/a	4.24	5.20%
Total	$5,973,498	$5,923,794	$5,514,446	18	5.4%	5.54	4.83%
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

Less than 5% of our MBS portfolio as of September 30, 2023 is comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well for the last decade versus other sectors of the commercial real estate market. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.8% of the loans in K-deals are current as of June 2023. Our non-Agency CMBS IO were all originated prior to 2018 with a weighted average remaining life of less than 2 years. The underlying loans for the non-Agency CMBS IO securities are collateralized by a number of different property types including: 29% retail, 24% office, 14% multifamily, 13% hotel and 20% all other real estate categories. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as current risk versus reward remains unattractive relative to Agency RMBS.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	September 30, 2023
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (3)
Agency CMBS	$122,171	$112,396	4.3	5.40%
Agency CMBS IO	150,574	139,781	6.0	5.30%
Non-Agency CMBS IO	33,614	33,206	1.6	11.18%
Total	$306,359	$285,383

	December 31, 2022
	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (3)
Agency CMBS	$132,333	$124,690	4.8	4.50%
Agency CMBS IO	179,734	168,147	6.3	5.32%
Non-Agency CMBS IO	59,107	56,839	2.1	8.54%
Total	$371,174	$349,676
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

Derivative Assets and Liabilities
The table below discloses details on the Company's interest rate hedges held as of September 30, 2023, which all have a contractual maturity date in December 2023, compared to hedging portfolio held as of December 31, 2022:

Notional Amount Long (Short)	September 30, 2023	December 31, 2022
($s in thousands)
30-year U.S. Treasury futures	$(420,000)	$—
10-year U.S. Treasury futures	(4,180,000)	(4,180,000)
5-year U.S. Treasury futures	(900,000)	(740,000)
Put options on 10-year U.S. Treasury futures	150,000	250,000
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to the Three Months Ended June 30, 2023
The following table summarizes the results of operations for the periods indicated:

	Three Months Ended
$s in thousands	September 30, 2023	June 30, 2023
Net interest expense	$(2,262)	$(2,930)
Realized loss on sales of investments, net	—	(51,601)
Unrealized (loss) gain on investments, net	(179,100)	488
Gain (loss) on derivative instruments, net	146,953	116,012
General and administrative expenses	(7,841)	(7,197)
Other operating expenses, net	(801)	(435)
Preferred stock dividends	(1,923)	(1,923)
Net (loss) income to common shareholders	(44,974)	52,414
Other comprehensive loss	(41,774)	(9,443)
Comprehensive (loss) income to common shareholders	$(86,748)	$42,971
Net Interest Income (Expense)
Interest income and effective yields on our investments increased for the three months ended September 30, 2023 relative to the three months ended June 30, 2023 due to our recent purchases of higher coupon Agency RMBS. Interest expense exceeded interest income for the three months ended September 30, 2023 and for the three months ended June 30, 2023 due to higher borrowing costs resulting from the increase in the Fed Funds rate as the Federal Reserve continues in its efforts to tame inflation. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	September 30, 2023			June 30, 2023
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$55,654	$5,393,642	4.13%	$34,699	$3,931,617	3.53%
Agency CMBS	946	122,315	3.03%	960	123,843	3.06%
CMBS IO (5)	2,258	192,797	4.66%	2,241	211,398	4.41%
Non-Agency MBS and other investments	29	2,272	4.91%	32	2,479	4.93%
MBS and loans	$58,887	$5,711,026	4.12%	$37,932	$4,269,337	3.56%
Cash equivalents	4,384			4,280
Total interest income	$63,271			$42,212

Repurchase agreement financing	(65,533)	4,773,435	(5.37)%	(45,142)	3,447,406	(5.18)%
Net interest expense/net interest spread	$(2,262)		(1.25)%	$(2,930)		(1.62)%
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

Gains (Losses) on Investments and Derivative Instruments
As discussed in Executive Overview, increasing interest rates and spread widening resulted in losses on our investment portfolio of $(290.7) million for the three months ended September 30, 2023. The fair value of our interest rate hedges increased $216.8 million during the three months ended September 30, 2023, mitigating the losses on investments due to higher interest rates.

The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	September 30, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(177,768)	$(41,017)	$(218,785)
Agency CMBS	—	(777)	(1,619)	(2,396)
CMBS IO	—	(591)	862	271
Other non-Agency and loans	—	36	—	36
Subtotal	—	(179,100)	(41,774)	(220,874)

TBA securities (1)	(71,864)	2,067	—	(69,797)
Net loss on investments	$(71,864)	$(177,033)	$(41,774)	$(290,671)

Interest rate hedging portfolio:
U.S. Treasury futures	$198,692	$11,535	$—	$210,227
Options on U.S. Treasury futures	5,250	1,273	—	6,523
Net gain on interest rate hedges	$203,942	$12,808	$—	$216,750

Total net gain (loss)	$132,078	$(164,225)	$(41,774)	$(73,921)

	Three Months Ended
	June 30, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(51,601)	$1,254	$(7,949)	$(58,296)
Agency CMBS	—	(275)	(745)	(1,020)
CMBS IO	—	(466)	(749)	(1,215)
Other non-Agency and loans	—	(25)	—	(25)
Subtotal	(51,601)	488	(9,443)	(60,556)
TBA securities (1)	4,950	(58,946)	—	(53,996)
Net loss on investments	$(46,651)	$(58,458)	$(9,443)	$(114,552)

Interest rate hedging portfolio:
U.S. Treasury futures	$(92,096)	$263,315	$—	$171,219
Options on U.S. Treasury futures	(3,565)	2,354	—	(1,211)
Net (loss) gain on interest rate hedges	$(95,661)	$265,669	$—	$170,008

Total net (loss) gain	$(142,312)	$207,211	$(9,443)	$55,456
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
Operating Expenses
Operating expenses for the three months ended September 30, 2023 increased $1.0 million compared to the three months ended June 30, 2023 due to higher salary, bonus, and share-based compensation expenses resulting from new employees and changes made to executive officers’ compensation.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Net Interest Income (Expense)
Net interest income and net interest spread declined for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022 due to higher borrowing costs resulting from the Federal Reserve’s increases in the Fed Funds rate since September 2022. The increase in our borrowing costs has been partially offset by an increase in our average balance of investments with higher yields and our increased investment in cash equivalents. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Nine Months Ended
	September 30,
	2023			2022
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$113,879	$4,184,642	3.63%	$40,165	$2,751,460	1.95%
Agency CMBS	2,789	124,905	2.95%	2,650	171,380	2.24%
CMBS IO (5)	7,041	211,273	4.41%	11,686	275,032	5.36%
Non-Agency MBS and other investments	101	2,482	5.34%	318	4,386	8.68%
MBS and loans	$123,810	$4,523,302	3.65%	$54,819	$3,202,258	2.26%
Cash equivalents	12,519			1,348
Total interest income	$136,329			$56,167

Repurchase agreement financing	(141,983)	3,652,320	(5.13)%	(19,292)	2,562,072	(0.99)%
Net interest (expense) income/net interest spread	$(5,654)		(1.48)%	$36,875		1.27%
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

Gains (Losses) on Investments and Derivative Instruments
The fair value of our investment portfolio declined $(313.3) million during the nine months ended September 30, 2023 and $(884.5) million during the nine months ended September 30, 2022 primarily as a result of higher interest rates and significant spread widening across most asset classes. These losses were mitigated by net gains from our interest rate hedges of $276.1 million and $769.6 million during the nine months ended September 30, 2023 and nine months ended September 30, 2022, respectively.

The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Nine Months Ended
	September 30, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(74,916)	$(120,735)	$(37,727)	$(233,378)
Agency CMBS	—	(815)	(1,318)	(2,133)
CMBS IO	—	36	2,619	2,655
Other non-Agency and loans	—	23	2	25
Subtotal	(74,916)	(121,491)	(36,424)	(232,831)
TBA securities (1)	(80,402)	(28)	—	(80,430)
Net loss on investments	$(155,318)	$(121,519)	$(36,424)	$(313,261)

Interest rate hedging portfolio:
U.S. Treasury futures	$195,468	$79,605	$—	$275,073
Options on U.S. Treasury futures	1,837	(782)	—	1,055
Net gain on interest rate hedges	$197,305	$78,823	$—	$276,128

Total net gain (loss)	$41,987	$(42,696)	$(36,424)	$(37,133)

	Nine Months Ended
	September 30, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(89,517)	$(240,322)	$(167,884)	$(497,723)
Agency CMBS	—	(1,432)	(13,807)	(15,239)
CMBS IO	—	(3,874)	(21,596)	(25,470)
Other non-Agency and loans	—	77	(71)	6
Subtotal	(89,517)	(245,551)	(203,358)	(538,426)
TBA securities (1)	(252,414)	(93,619)	—	(346,033)
Net loss on investments	$(341,931)	$(339,170)	$(203,358)	$(884,459)

Interest rate hedging portfolio:
U.S. Treasury futures	$435,020	$286,216	$—	$721,236
Interest rate swaptions	50,940	(3,202)	—	47,738
Options on U.S. Treasury futures	—	630	—	630
Net gain on interest rate hedges	$485,960	$283,644	$—	$769,604

Total net gain (loss)	$144,029	$(55,526)	$(203,358)	$(114,855)
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
Operating Expenses
Operating expenses for the nine months ended September 30, 2023 decreased $(1.4) million compared to the nine months ended September 30, 2022 primarily due to lower severance expense and lower legal and consulting fees.

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
Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	September 30, 2023	June 30, 2023
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders	$(86,748)	$42,971
Less:
Change in fair value of investments (1)	220,874	60,556
Change in fair value of derivative instruments, net (2)	(149,512)	(118,164)
EAD to common shareholders	$(15,386)	$(14,637)
Average common shares outstanding	54,556,853	54,137,327
EAD per common share	$(0.28)	$(0.27)

Net interest expense	$(2,262)	$(2,930)
TBA drop loss (3)	(2,559)	(2,152)
Adjusted net interest (expense) income	$(4,821)	$(5,082)
General and administrative expenses	(7,841)	(7,197)
Other operating expense, net	(801)	(435)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders	$(15,386)	$(14,637)
(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)Amount includes unrealized gains and losses from changes in fair value of derivatives (including TBAs accounted for as derivative instruments) and realized gains and losses on terminated derivatives and excludes TBA drop loss.
(3)TBA drop income is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

We primarily use U.S. Treasury futures to hedge the impact of increasing interest rates on our borrowing costs and the fair value of our investments. In the past, we used interest rate swaps to hedge interest rate risk and included the net periodic interest benefit/cost of those instruments in each of the non-GAAP measures mentioned above. Management is using U.S. Treasury futures instead of interest rate swaps because U.S. Treasury futures generally have lower margin requirements and offer more liquidity and flexibility in the current rapidly changing interest rate environment. The Company’s realized gains on its U.S. Treasury futures as well as other interest rate hedges are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated, but are not included in EAD or adjusted net interest income during any reporting period. Furthermore, because the majority of the U.S. Treasury futures and other derivative instruments are designated as hedges for tax purposes, the realized gains are not distributable to our shareholders until amortized into REIT taxable income over the period originally hedged. Additional information regarding the expected impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Executive Overview” and “Liquidity and Capital Resources.”

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
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our most liquid assets include unrestricted cash and cash equivalents and unencumbered Agency RMBS, CMBS, and CMBS IO. As of September 30, 2023, our most liquid assets were $452.8 million compared to $632.3 million as of December 31, 2022. We are continuing to maintain higher levels of available liquidity to protect our book value and to provide us greater financial flexibility against market volatility, which we believe is likely to continue for the near-term, especially given potential risk events on the horizon, such as the Federal Reserve’s quantitative tightening measures, the potential for a government shutdown, the impact on global markets stemming from global central bank policies, and the war between Russia and Ukraine as well as the war between Israel and Hamas.
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
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 8.5 times shareholders’ equity as of September 30, 2023. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Leverage based on repurchase agreement amounts outstanding was 6.2 times shareholders’ equity as of September 30, 2023.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2023	$5,002,230	$4,773,435	$5,037,440
June 30, 2023	4,201,901	3,447,406	4,203,788
March 31, 2023	2,937,124	2,713,481	2,959,263
December 31, 2022	2,644,405	2,727,274	3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral.. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of September 30, 2023 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 12-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of September 30, 2023, the Company had amounts outstanding under 27 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of September 30, 2023, and we are not aware of circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of September 30, 2023, we had cash collateral posted to our counterparties of $145.3 million under these agreements.
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
Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our financing costs and fair value of our investments. Realized and unrealized gains (losses) on these derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company, but are not included in EAD to common shareholders during any reporting period. Furthermore, because we designate the majority of our derivative instruments as interest rate hedges for tax purposes, realized gains and losses recognized in GAAP net income are generally not recognized in REIT taxable income until future periods. The following table provides the projected amortization of our net deferred tax hedge gains as of September 30, 2023 that we expect to be recognized as taxable income over the periods indicated:

Period of Recognition for Remaining Hedge Gains, Net	September 30, 2023
($ in thousands)
Fourth quarter 2023	$23,745
Fiscal year 2024	97,205
Fiscal year 2025	98,915
Fiscal year 2026 and thereafter	610,599
$830,464
As of September 30, 2023, we also had $558.7 million in capital loss carryforwards, the majority of which expire in 2027, and NOL carryforwards of $9.3 million, which will expire over the next 3 years. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2023 or in any given year.
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

RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the nine months ended September 30, 2023 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2023.

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

	September 30, 2023
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	4.1%	43.3%	2.1%	22.1%	(2.1)%	(22.4)%	(4.3)%	(44.7)%
CMBS	—%	0.5%	—%	0.2%	—%	(0.2)%	—%	(0.4)%
CMBS IO	0.1%	0.6%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.6)%
TBAs	1.1%	11.4%	0.6%	6.1%	(0.6)%	(6.5)%	(1.3)%	(13.3)%
Interest rate hedges	(5.2)%	(54.8)%	(2.6)%	(27.2)%	2.6%	27.3%	5.2%	54.8%

Total	0.1%	1.0%	0.1%	1.5%	(0.2)%	(2.2)%	(0.4)%	(4.2)%

	December 31, 2022
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.8%	20.9%	1.4%	10.6%	(1.4)%	(10.6)%	(2.8)%	(21.0)%
CMBS	0.1%	0.5%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.5)%
CMBS IO	0.1%	0.7%	—%	0.4%	—%	(0.4)%	(0.1)%	(0.7)%
TBAs	2.0%	15.2%	1.1%	8.2%	(1.2)%	(9.1)%	(2.5)%	(18.9)%
Interest rate hedges	(5.6)%	(41.3)%	(2.8)%	(20.5)%	2.7%	20.2%	5.4%	40.1%
Total	(0.6)%	(4.0)%	(0.3)%	(1.0)%	0.1%	(0.2)%	(0.1)%	(1.0)%

Non-Parallel Shifts		September 30, 2023		December 31, 2022
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	0.1%	1.0%	0.2%	1.7%
+25	+50	(0.2)%	(2.4)%	(0.1)%	(1.0)%
+50	+25	(0.1)%	(1.3)%	0.1%	0.6%
+50	+100	(0.4)%	(4.7)%	(0.4)%	(2.9)%
0	-25	0.1%	1.2%	0.1%	0.4%
-10	-50	0.2%	1.8%	—%	0.1%
-25	-75	0.1%	1.1%	(0.2)%	(1.4)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Our investment portfolio as of September 30, 2023 consists of higher coupon assets compared to December 31, 2022, which increased the duration risk in our investment portfolio. To mitigate, we moved to a longer duration hedge position as of September 30, 2023 relative to that as of December 31, 2022.

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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	September 30, 2023		December 31, 2022
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.2)%	(12.5)%	(1.2)%	(9.1)%
+10	(0.6)%	(6.2)%	(0.6)%	(4.5)%
-10	0.6%	6.2%	0.6%	4.5%
-20/-50 (2)	1.2%	12.5%	1.2%	9.1%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk
Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective interest method under GAAP. Our prepayment risk as of September 30, 2023 has declined relative to December 31, 2022 and prior periods as the majority of our MBS portfolio consists of securities owned near or below par and prepayment speeds have declined in the current higher interest rate environment.
If higher yielding investments prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at comparable yields. Our net interest income may be negatively impacted if the proceeds from prepayments are reinvested into assets with lower yields.
In an increasing interest rate environment, lower yielding assets with a fixed rate may extend or prepay slower than anticipated. Because we finance our investments with short-term repurchase agreement financing, we may be required to finance our investments at a higher rate without the ability to reinvest principal into higher yielding securities. As a result of rising financing costs, our net interest income could fall.
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

Reinvestment Risk
We are subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets or TBA securities, and if market yields on new investments are lower or if financing costs are higher, our net interest income will decline. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain capital or pay dividends to return capital to shareholders rather than reinvest capital, or if we invest capital in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of income generated by our investment portfolio will likely decline.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to disclosures included in this report. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act

Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended September 30, 2023.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective May 14, 2021 (incorporated herein by reference to Exhibit 3.1 to Dynex's Current Report on Form 8-K filed May 18, 2021).
3.1.1
Articles of Amendment of the Restated Articles of Incorporation, effective May 18, 2023 (incorporated herein by reference to Exhibit 3.1.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

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

10.1*
Amended and Restated Employment Agreement for Smriti L. Popenoe, dated as of October 27, 2023 (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed October 30, 2023).

10.2*
Amended and Restated Employment Agreement for Byron L. Boston, dated as of October 27, 2023 (incorporated herein by reference to Exhibit 10.2 to Dynex’s Current Report on Form 8-K filed October 30, 2023).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	November 6, 2023	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer, Co-Chief Investment Officer, and Director
(Principal Executive Officer)

Date:	November 6, 2023	/s/ Robert S. Colligan
Robert S. Colligan
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial Officer)