Form 10-K
period 2023-12-31
DYNEX CAPITAL INC
filed 2024-02-26
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
Yes           ☐           No            ☒

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $674,106,181 based on the closing sales price on the New York Stock Exchange of $12.59.

On February 23, 2024, the registrant had 58,544,354 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “Exchange Act”). We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2023. See Item 1A. “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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
As of December 31, 2023, we were primarily invested in Agency MBS, of which over 96% are residential MBS (“Agency RMBS”). Less than 4% of our investment portfolio as of December 31, 2023 was comprised of Agency commercial MBS (“Agency CMBS”) and Agency and non-Agency CMBS interest-only (“CMBS IO”) securities. Agency MBS have an implicit guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal or interest payments.

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

The performance of our investment portfolio will depend on many factors including, but not limited to, interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, demand for our investments, yield spreads for fixed income securities, general market liquidity, economic and global political conditions, and the credit performance of our investments. In addition, our business model may be impacted by other factors such as the condition of the overall credit markets, which could impact the availability and costs of financing. See “Factors that Affect Our Results of Operations and Financial Condition” below, Item 1A of Part I, “Risk Factors”, and Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further discussion.

RMBS. As of December 31, 2023, the majority of our investments were Agency-issued pass-through RMBS collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. Mortgage pass-through certificates generally distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

We also purchase to-be-announced securities (“TBAs” or “TBA securities”) as a means of investing in non-specified fixed-rate Agency RMBS, and from time to time, we may also sell TBA securities as a means of economically hedging our book value exposure to Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral. The actual Agency securities to be delivered are not identified until approximately two days before the settlement date. We hold long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBAs purchased or sold for a forward settlement date are generally priced at a discount relative to TBAs settling in the current month. This price difference, often referred to as “drop income”, represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. We account for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest period possible.

CMBS. Our CMBS investments, which comprised less than 2% of our investment portfolio as of December 31, 2023, were fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period, but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which we believe makes CMBS less costly to hedge relative to RMBS.

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO, which comprised less than 3% of our investment portfolio as of December 31, 2023. The loans collateralizing Agency-issued CMBS IO pools are similar in composition to the pools of loans that collateralize CMBS as discussed above. Non-Agency issued CMBS IO are backed by loans secured by a number of different property types including multifamily, office buildings, hospitality, and retail, among others. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying pool of mortgage loans, which is often referred to as the notional amount. Yields on CMBS IO securities are dependent upon the performance of the underlying loans. Similar to CMBS described above, the Company receives prepayment compensation as most loans in these securities have some form of prepayment protection from early repayment; however, there are no prepayment protections if the loan defaults and is partially or wholly repaid earlier because of loss mitigation actions taken by the underlying loan servicer. Because Agency CMBS IO generally contain higher credit quality loans, they have a lower risk of default than non-Agency CMBS IO. The majority of our CMBS IO investments are investment grade-rated with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. In addition, our non-Agency CMBS IO are well seasoned with a weighted average life remaining of less than two years.

FINANCING STRATEGY

We employ leverage to enhance the returns on our invested capital by pledging our investments as collateral for borrowings, primarily through the use of repurchase agreements. The amount of leverage we utilize is contingent on various factors such as prevailing economic, political and financial market conditions; the actual and anticipated liquidity and price volatility of our assets; the gap between the duration of our investments, financings, and hedges; the availability and cost of financing our assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our investments; the rating assigned to securities; and our outlook for asset spreads. Repurchase agreements generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings at a rate determined by a spread to certain short-term interest rates and fixed for the term of the borrowing. Borrowings under uncommitted repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.

Repurchase agreement financing is provided principally by major financial institutions and broker-dealers acting as financial intermediaries for short-term cash investors including money market funds and securities lenders. Repurchase agreement financing exposes us to counterparty risk to such financial intermediaries, principally related to the excess of our collateral pledged over the amount borrowed. We seek to mitigate this risk by spreading our borrowings across a diverse set of repurchase agreement lenders. As of December 31, 2023, we did not have more than 10% of equity at risk with any of our repurchase agreement counterparties. Please refer to "Risk Factors-Risks Related to Our Financing and Hedging Activities" in Item 1A of Part I of this Annual Report on Form 10-K for additional information regarding significant risks related to repurchase agreement financing.

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

Our hedging strategy is dynamic and is based on our assessment of U.S. and global economic conditions and monetary policies. We frequently adjust our hedging portfolio based on our expectation of future interest rates, including the absolute level of rates and the slope of the yield curve versus market expectations. In conducting our hedging activities, we intend to comply with REIT and tax limitations on our hedging instruments, which could limit our activities and the instruments that we may use. We also intend to enter into derivative contracts only through a futures commission merchant or with counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency.

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

In addition to the discussion below, details regarding our ESG practices and initiatives will be available in our 2024 Proxy Statement, including details on how we reduce our carbon footprint, our code of business conduct and ethics, and other governance commitments.

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

As of December 31, 2023, we had 22 full and part-time employees with an average tenure of 12.8 years, and our voluntary turnover rate was 0% for the three years ended December 31, 2023. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

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

As of December 31, 2023, 50% of our employees were women or self-identified minorities.

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

COMPETITION

In purchasing investments and obtaining financing, we compete with other mortgage REITs, broker-dealers and investment banking firms, GSEs, mutual funds, banks, hedge funds, mortgage bankers, insurance companies, governmental bodies, including the Federal Reserve, and other entities, many of which may have greater financial resources and a lower cost of capital than we do. Increased competition in the market may reduce the available supply of investments and may drive prices of investments to levels which would negatively impact our ability to earn an acceptable amount of income from these investments. Competition can also reduce the availability of borrowing capacity at our repurchase agreement counterparties as such capacity is not unlimited.

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

We use the calendar year for financial reporting in accordance with GAAP as well as for tax purposes. Income determined under GAAP differs from income determined under U.S. federal income tax rules primarily because of temporary differences in income and expense recognition. The primary differences between our GAAP net income and our taxable income are (i) unrealized gains and losses are recognized in net income for GAAP purposes but are excluded from taxable income until realized; (ii) realized gains and losses on derivatives that are designated as tax hedges which are recognized in net income for GAAP purposes but are deferred and amortized for tax purposes over the original periods hedged by those derivatives (e.g., ten-years for a short position on a ten-year

U.S. Treasury futures position); and (iii) permanent differences due to limitations on the deductibility of certain GAAP expenses from taxable income. The Company estimates its REIT taxable income for the year ended December 31, 2023 is $40.5 million, which includes $80.5 million related to amortization of net deferred tax hedge gains.
The following table provides the projected amortization of our net deferred tax hedge gains as of December 31, 2023 that will be recognized as taxable income over the periods indicated, though recognition of deferred tax hedge gains and losses may be accelerated if the underlying instrument originally hedged is terminated or paid off:

Period of Recognition for Remaining Hedge Gains, Net	December 31, 2023
($ in thousands)
First quarter 2024	$25,717
Second quarter 2024	25,657
Third quarter 2024	25,731
Fourth quarter 2024	25,828
Fiscal year 2025	104,115
Fiscal year 2026 and thereafter	654,776
$861,824

As of December 31, 2023, we also had $590.8 million of capital loss carryforwards, the majority of which expire by 2028, and $8.1 million of net operating loss (“NOL”) carryforwards, which were all generated prior to January 1, 2018 and will expire over the next 2 years if not used.

The following table summarizes our dividends declared per share and their related tax characterization for the periods indicated:

	Tax Characterization			Total Dividends Declared Per Share
	Ordinary	Capital Gain	Return of Capital
Common dividends declared:
Year ended December 31, 2023	$0.74112	$—	$0.81888	$1.56000
Year ended December 31, 2022	$0.86186	$—	$0.69814	$1.56000

Preferred Series C dividends declared:
Year ended December 31, 2023	$1.72500	$—	$—	$1.72500
Year ended December 31, 2022	$1.72500	$—	$—	$1.72500

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

RISKS RELATED TO OUR INVESTMENT ACTIVITIES
Declines in the market value of our investments could negatively impact our comprehensive income, book value per common share, dividends, and liquidity.
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
In addition, the market value of most of our investments will typically decrease as interest rates rise, as seen during fiscal year 2023. If market values decrease significantly, we may experience a material reduction in our liquidity if we are forced to sell assets at losses in order to meet margin calls from our lenders, to repay or renew repurchase agreements at maturity, or otherwise to maintain our liquidity. A material reduction in our liquidity could lead to a reduction of the dividend or potentially the payment of the dividend in Company stock subject to the Tax Code.
Interest rate fluctuations could negatively impact our net interest income, comprehensive income, book value per common share, dividends, and liquidity.
Interest rate fluctuations impact us in multiple ways. During periods of rising rates, particularly interest rate increases that occur with increases to the targeted U.S. Federal Funds Rate (“Federal Funds Rate”), we may experience a decline in our net interest income because our borrowing rates may increase faster than our investments mature or the coupons on our investments reset. Since 2022, the Federal Reserve has been increasing the targeted range for the Federal Funds Rate in an effort to slow inflation, which has resulted in a significant increase to our repurchase agreement financing costs. Any further increases in the Federal Funds Rate and market anticipation of the same, are likely to cause our borrowing costs to increase further, negatively impacting our net interest income, dividend, and book value per common share.
Interest rate increases may also negatively affect the market value of our securities, and if we do not adequately hedge against such increases, we will experience declines in comprehensive income, book value per common share, and liquidity. Since our investment portfolio consists substantially of fixed rate instruments, rising interest rates will reduce the market value of our MBS as market participants will in turn demand higher yielding assets. Reductions in the market value of our MBS typically result in margin calls from our lenders, which impacts our liquidity. Furthermore, an increasing interest rate environment may expose us to extension risk because prepayments on the loans underlying our MBS are likely to decline, which may reduce our ability to reinvest into higher yielding assets.
Conversely, declining interest rates may expose us to prepayment risk to the extent that prepayments increase on investments we own at a premium to their par value. We amortize the premiums we pay for a security using the effective interest method, so as prepayments increase, the amortization expense of any remaining premium we paid for an investment will also increase, and thereby result in a decline in net interest income. If market participants factor in potentially faster prepayment rates, we may also experience declines in the market value of higher coupon MBS.
It can be difficult to predict the impact on interest rates of unexpected and uncertain domestic and global political and economic events, such as trade conflicts, international politics, global monetary policy and the impact of economic or other sanctions; however, events such as these may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the value of the assets we hold, and the financial strength of counterparties with whom we transact business.
We invest in TBA securities and execute TBA dollar roll transactions. It could be uneconomical to roll our TBA contracts or we may be unable to meet margin calls on our TBA contracts.
Under certain market conditions, Agency RMBS purchased (or sold) for forward settlement under a TBA contract may be priced at a premium to Agency RMBS for settlement in the current month. For example, changes to prepay expectations on Agency RMBS as well as changes to the Federal Reserve’s reinvestment policy on Agency RMBS have adversely impacted the TBA dollar roll market. Under such conditions, we may not be able to roll our TBA positions prior to the settlement date, which could cause us to accept physical delivery of the security (or in the case of a short position, force us to deliver one of our Agency RMBS), which would mean using cash to pay off any amounts outstanding under a repurchase agreement collateralized by that security. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts and our trading counterparties may require us to post additional margin above the levels established by the MBSD. Negative income on TBA dollar roll transactions, failure to procure adequate financing to settle our obligations, or failure to meet margin calls under our TBA contracts could result in default or force us to sell assets under adverse market conditions, and thereby adversely affect our financial condition and results of operations.
Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, inflation, subdued growth expectations, interest rate increases, policy priorities of the U.S. government, trade wars, unemployment, the availability and cost of financing, or the mortgage market and a declining real estate market may contribute to increased volatility and diminished expectations for the economy and markets, as experienced in 2023. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflicts between Russia and Ukraine and those in the Middle East have led to disruption, instability and volatility in global markets and industries.

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
In an effort to tame rising inflation levels, the Federal Reserve has been aggressively increasing the Federal Funds Rate since the first quarter of 2022, ending the fourth quarter of 2023 with a target range of 5.25%-5.50%. In addition, the Federal Reserve’s quantitative tightening policies have included decreasing the pace of its large-scale purchases of Agency RMBS and U.S. Treasuries, creating excess supply in the market. The combination of these actions have resulted in an increase in interest rates and an inversion of the yield curve, negatively impacting the market value of our investments since the fourth quarter of 2021 through 2023. The increase in the Federal Funds Rate has also significantly increased our borrowing costs, which is likely to remain elevated into 2024 as the Federal Reserve seeks to bring inflation down to better align with its target levels. It is difficult to earn net interest income while the yield curve is inverted and it is uncertain when or if the yield curve will steepen.
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
Turbulent market conditions may significantly and negatively impact the liquidity and market value of MBS. During periods of severe economic stress, a market may not exist for certain of our investments at any price, particularly non-Agency MBS which are typically more difficult to value, less liquid, and experience greater price volatility than Agency MBS. If the MBS market were to experience a severe or extended period of illiquidity, lenders may refuse to accept MBS as collateral for repurchase agreement financing, which could have a material adverse effect on our financial condition and results of operations. A sudden reduction in the liquidity of our investments could limit our ability to finance or could make it difficult to sell investments if the need arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the fair value at which we have previously recorded our investments.
Changes in prepayment rates on the mortgage loans underlying our investments may subject us to reinvestment risk and adversely affect our interest income, the market value of our investments, and our liquidity.
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
RMBS have no prepayment protection while CMBS and CMBS IO have voluntary prepayment protection in the form of a prepayment lock-out on the loan for an initial period or by yield maintenance or prepayment penalty provisions, which serve as full or partial compensation for future lost interest income on the loan, although, we may not be able to reinvest the proceeds into a similar yielding asset. Compensation for voluntary prepayment on CMBS IO securities may not be sufficient to compensate us for the loss of interest as a result of the prepayment. We have no protection from involuntary prepayments. The impact of involuntary prepayments on CMBS IO is particularly acute because the investment consists entirely of premium. An increase in involuntary prepayments will result in the loss of investment premiums at an accelerated rate which could materially reduce our interest income and dividend. Involuntary prepayments typically increase in periods of economic slowdown or stress, and actions taken as a result by the GSEs and federal, state and local governments. Defaults in loans underlying our CMBS IO, particularly loans in non-Agency CMBS IO securities collateralized by income producing properties such as retail shopping centers, office buildings, multifamily apartments and hotels, may increase as a result of economic weakness.
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
Under the terms of most securities we hold, we do not have the right to enforce remedies against the issuer of the security directly, but instead must rely on a corporate trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses.
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
We invest in securities guaranteed by Fannie Mae and Freddie Mac which are currently under conservatorship by the Federal Housing Finance Agency (“FHFA”). Potential changes to the federal conservatorship of Fannie

Mae and Freddie Mac or to the laws and regulations affecting the support that the GSEs receive from the U.S. government may adversely affect the availability, pricing, liquidity, market value, and financing of our assets.
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
Leverage increases returns on our invested capital if we earn a greater return on investments than our cost of borrowing but decreases returns if borrowing costs increase and we have not adequately hedged against such an increase. Further, using leverage magnifies the potential losses to shareholders’ equity and book value per common share if our investments’ fair market value declines, net of associated hedges.
Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other borrowings with our counterparties. For example, lenders may respond to adverse market conditions by changing the terms of such financings in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term repurchase agreement borrowings. Furthermore, we may have to dispose of assets at significantly depressed prices, which could result in significant losses, or we may be forced to curtail our asset purchases if certain events occur including if we:
•are unable to renew or otherwise access new funds under our existing financing arrangements;
•are unable to arrange for new financing on acceptable terms;
•default on our financial covenants contained in our financing arrangements; or
•become subject to larger haircuts under our financing arrangements requiring us to post additional collateral.
In addition, if the Federal Reserve revises capital requirements for lenders, the economy may slow or reduce capital market liquidity. As a result, our lenders may be required to significantly increase the cost of the financing that they provide to us, or the amounts of collateral they require as a condition to providing us with financing. At various times, our lenders have revised and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and a lender’s management of actual and perceived risk. Moreover, the amount of financing we receive under our financing agreements will be directly related to our lenders’ valuation of the assets subject to such agreements.
Typically, the master repurchase agreements that govern our borrowings grant the lender the absolute right, at its sole discretion, to reevaluate the fair market value of the assets subject to such repurchase agreements at any time. These valuations may be different from the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. If a lender determines that the value of the assets has decreased, the lender has the right to initiate a margin call, which requires us to transfer additional assets to the lender to collateralize the existing borrowing or to repay a portion of the outstanding borrowings. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. Furthermore, if we move financing from one counterparty to another with larger haircut requirements, we would have to repay more cash to settle the original borrowing than we could borrow from the new counterparty. In these situations, we may be forced to sell assets at significantly depressed prices to meet the margin calls and to maintain adequate liquidity, which may cause significant losses. Significant margin calls may have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our shareholders, and could cause the value of our capital stock to decline.
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
In connection with certain of our repurchase agreements and derivative instruments, we are required to maintain certain financial and non-financial covenants. As of December 31, 2023, our most restrictive financial covenants require that the declines in our shareholders’ equity are no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and derivative agreements require us to maintain our status as a REIT and to be exempted from the provisions of the 1940 Act. Compliance with these covenants depends on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, market volatility and changes in market conditions, may affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of an agreement, acceleration of all amounts owed under an agreement, and may give the counterparty the right to exercise available remedies under the repurchase agreement, such as the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default. Any such waiver may be conditioned on an amendment to the underlying agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver, or replace or refinance our assets under a new repurchase agreement on favorable terms or at all, our financial condition, results of operations and cash flows may be adversely affected. Further, certain of our repurchase agreements and derivative instruments have cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.
Our use of hedging strategies to mitigate our interest rate risk may not be effective and may adversely affect our net income, comprehensive income, liquidity, and book value per common share.
We use a variety of derivative instruments to help mitigate increased financing costs and volatility in the market value of our investments from adverse changes in interest rates. Our hedging activity will vary in scope based on, among other things, our forecast of future interest rates, our investment portfolio construction and objectives, the actual and implied level and volatility of interest rates, and sources and terms of financing used. No hedging strategy can completely insulate us from the interest rate risk to which we are exposed. Interest rate hedging may fail to protect or could adversely affect our results of operations, book value and liquidity because, among other things:
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
We are required to post margin when entering into a hedging instrument that is traded on an exchange or administered through a clearing house. The amount of margin is set for each derivative by the exchange or clearinghouse. In prior periods, exchanges have required additional margin in response to events having, or expected to have, adverse economic consequences. Future adverse economic developments or market uncertainty, such as the Federal Reserve’s interest rate increases since 2022 and any proposed new reporting requirements by self-regulatory authorities and Congress, may result in increased margin requirements for our hedging instruments, which may have a material adverse effect on our liquidity, financial condition and results of operations.
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
As of December 31, 2023, we have $861.8 million of deferred tax hedge gains which were recognized in GAAP net income (loss) during 2023 and prior periods. Our projected amortization of these deferred tax hedge gains into taxable income for 2024 is currently estimated to be $102.9 million, though this amount is subject to change based on a number of factors, particularly given the degree of uncertainty about the trajectory of interest rates. It is possible that our REIT distribution requirements may exceed the net cash we generate from our operations during 2024.
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
Maintaining our REIT status may limit flexibility in managing our operations. For instance:
•Compliance with the REIT requirements may limit the type or extent of investment or hedging activities.
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
The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps or other derivatives may be considered a “commodity pool,” which would cause its operators (in some cases, the fund’s directors) to be regulated as commodity pool operators (“CPO”). On December 7, 2012, the CFTC’s Division of Swap Dealer and Intermediary Oversight (the “Division”) issued no-action relief from CPO registration to mortgage REITs that use CFTC-regulated products (“commodity interests”) and that satisfy certain enumerated criteria. Pursuant to the no-action letter, the Division will not recommend that the CFTC take enforcement action against a mortgage REIT if its operator fails to register as a CPO, provided that the mortgage REIT (i) submits a claim to take advantage of the relief and (ii) the mortgage REIT: (a) limits the initial margin and premiums required to establish its commodity interest positions to no greater than 5% of the fair market value of the mortgage REIT’s total assets; (b) limits the net income derived annually from its commodity interest positions, excluding the income from commodity interest positions that are “qualifying hedging transactions,” to less than 5% of its annual gross income; (c) does not market interests in the mortgage REIT to the public as interests in a commodity pool or otherwise in a vehicle for trading in the commodity futures, commodity options or swaps markets; and (d) either: (1) identified itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or (2) if it has not yet filed its first U.S. income tax return on Form 1120-REIT, it discloses to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.
We believe that we have complied with all of the requirements set forth above as of December 31, 2023. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.
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
Certain critical functions of our business relating to our trading and borrowing activities, including MBS trading and repurchase agreement borrowing activities, are operated and managed by a third-party service provider. This service and related technologies may become unavailable due to a variety of reasons, including outages, interruptions, or other failure to perform. The risk of operational failure or constraints of this third-party service could cause us to default on contractual obligations, fail to meet margin calls, or otherwise experience breaches or disruptions to our critical business relationships, which could have a significant adverse effect on our financial condition or results of operations.
Additionally, any failure or interruption of our operational and trading systems or communication or information systems, caused by a cybersecurity breach of our networks or systems, or the third-party service providers’ networks or systems, could cause delays or other problems in our trading or borrowing activities or lead to unauthorized trading activity, any of which may have a significant adverse effect on our financial condition or results of operations. Geopolitical tensions or conflicts may further heighten the risk of cybersecurity attacks. A disruption or breach could also lead to the unauthorized access, release, misuse, loss or destruction of confidential information, including the personal or confidential information of our employees or third parties, which could lead to regulatory fines, increased expenses due to the costs of remediating a breach, reputational harm, and fewer third parties willing to do business with us.
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
We may be subject to risks associated with artificial intelligence (“AI”) and machine learning technology.
Recent technological advances in AI and machine learning technology may pose risks to us. In the future, we may utilize machine learning to leverage new technology and create efficiencies or opportunities. Our use of AI could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.
We also could be exposed to the risks of machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use machine learning technology in their business activities. We will not be in a position to control the use of such technology in third-party products or services. Use by third-party service providers could give rise to issues pertaining to data privacy, data protection, and intellectual property considerations.
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
Our Board of Directors has approved a share repurchase program which permits the Company to repurchase shares of its common stock at any time or from time-to-time at management’s discretion. Certain of our financing agreements have financial covenants that may be impacted by our share repurchases. Furthermore, if we fund share repurchases by selling our investments, the allocation of our investment portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act could be impacted as well as our ability to comply with income and asset tests required to qualify as a REIT. In addition, our decision to repurchase shares under the Program could adversely affect our competitive position, and could negatively impact our ability in the future to invest in assets that have a greater potential return than our share repurchases.
Our profitability may be impacted by climate-related events and increasing regulatory requirements.
The effects of climate change could affect our profitability and adversely impact the value of the real estate assets securing our investments. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure could have the potential to disrupt our business and the business of our third-party providers.
Climate change and regulations intended to control its impact may affect the value of our investments and result in higher compliance and energy costs which would impact the broader economy. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company recognizes cybersecurity as crucial to protecting its business and employees’ sensitive information. The Company has implemented and maintains a Security Incident Response Policy, as part of its enterprise-wide risk management system, which is intended to ensure that the Dynex information technology (“IT”) systems function properly and successfully assess, identify, contain, investigate, remedy, report, and respond to information security risks, threats or incidents.
The Company’s IT services including, but not limited to, service desk support, endpoint management, network and server administration, cloud engineering, and cybersecurity and incident management, are provided by third-party consultants who are employed on a contract basis. Our IT consultants report directly to the Company’s CFO for executive oversight and accountability.
To mitigate the risk of a cybersecurity incident both internally and with third-parties, the Company’s IT consultants provide mandatory cybersecurity training for all employees and contractors. They also conduct periodic training and awareness campaigns by sending employees simulated phishing attacks. Results of these simulated phishing attacks are reviewed and reported to management and the Board of Directors. In addition to training of its employees and consultants, the Company’s devices and servers are equipped with cybersecurity software applications, which are continuously monitored by an expert third-party managed security service provider that has numerous certifications recognized in the IT industry and provides security services for several Fortune 100 companies and certain highly secure government agencies. Different data analytics techniques are used to detect suspicious system behavior, provide contextual information, and block malicious activity. Any detected threat or malicious activity will immediately alert the security team for further investigation and remediation.
The Audit Committee oversees the Company’s enterprise risk management program, which includes an annual assessment of cybersecurity risk. As a part of this assessment, the Audit Committee reviews and discusses the risks identified by management and the Company’s policies and practices in place to mitigate those cybersecurity-related risks. Management presents to the Board of Directors on our cybersecurity strategy, results of testing and training and, as needed, to inform the Board of Directors and Audit Committee of any new or emerging threats or risks.
The Company is not aware of any material breaches in its cybersecurity operations during the three years ended December 31, 2023. Further, the Company has not identified any cybersecurity threats likely to materially affect the Company’s business strategy, results of operations, or financial conditions.
For more information, please also refer to our risk factor related to our reliance on third-party service providers under Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the trading symbol “DX”. The common stock was held by approximately 349 holders of record as of February 20, 2024. On that date, the closing price of our common stock on the NYSE was $12.35 per share. The Company currently pays a monthly dividend on its common stock, and declared and paid cash dividends of $1.56 per common share for the year ending December 31, 2023. Please refer to “Operating and Regulatory Structure” contained within Part 1, Item I, “Business” for disclosure regarding the tax characterization of these dividends.
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
The following graph is a five-year comparison of shareholders’ cumulative total return, assuming $100 invested at the close of trading on December 31, 2018 with reinvestment of all dividends, in each of: (i) our common stock, (ii) the stocks included in the Standard & Poor’s 500 Index (“S & P 500”); (iii) the stocks included in the S&P 500 Financials Index; and (iv) the stocks included in the FTSE NAREIT Mortgage REIT Index.

	Cumulative Total Stockholder Returns as of December 31,
Index (1)	2018	2019	2020	2021	2022	2023
Dynex Capital, Inc. Common Stock	$100.00	$111.15	$130.06	$133.02	$112.59	$126.13
S&P 500 Index	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
S&P 500 Financials Index	$100.00	$132.09	$129.77	$175.02	$156.52	$175.46
FTSE NAREIT mREIT Index	$100.00	$121.27	$98.69	$114.05	$84.00	$96.76
(1) Source: Bloomberg

The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
The Company’s Board of Directors has authorized the repurchase of up to $60 million of the Company’s outstanding shares of common stock and up to $30 million of the Company’s Series C Preferred Stock through March 31, 2024. Subject to applicable securities laws and the terms of the Series C Preferred Stock designation, which is contained in our Articles of Incorporation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate, provided that the repurchase price per share is less than the Company's estimate of the current net book value of a share of common stock. Repurchases may be suspended or discontinued at any time. The Company did not repurchase any shares during the three months ended December 31, 2023.
The Company has an at-the-market agreement ("ATM") whereby the Company may offer and sell through its sales agents up to approximately 36.1 million shares of common stock. During the year ended December 31, 2023, the Company issued 3,329,802 shares of its common stock through its ATM program at an aggregate value of $42.6 million, net of $0.5 million in broker commissions, of which 482,673 shares were issued during the fourth quarter of 2023 at an aggregate value of $5.9 million, net of $0.1 million in broker commissions.

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

EXECUTIVE OVERVIEW

The focus in early 2023 was the rate of inflation and whether the increases in the Federal Funds Target Rate (“Fed Funds rate”), which started in 2022, would be sufficient to tamp down inflation or if more increases would be needed in 2023. The Federal Reserve continued its path of rate increases in early 2023, prompting interest rates across the yield curve to rise. In early March, the U.S. market experienced a regional bank crisis driven by the combination of unhedged low coupon securities and downgrades which spurred large scale and rapid movement of customer deposits. Given the severe liquidity issues caused by the loss of deposits, several institutions either failed and were seized or were taken over by larger more solvent institutions. Interest rates temporarily fell post regional bank crisis before refocusing on inflation and rising throughout most of the year as the Federal Reserve signaled the need for higher interest rates and messaged a need for “higher for longer” U.S. Federal Reserve policy. In the fourth quarter of 2023, many economic forecasts for 2024 predicted rate cuts, and as a result, interest rates fell going into year end. Despite a very volatile 2023 that experienced over a 170 basis point change in the 10-year U.S. Treasury rate from peak to trough, the rate closed out 2023 virtually unchanged from the end of 2022.
Global unrest continues in many parts of the world. The Russia and Ukraine war is ongoing and the attack on Israel by Hamas has created unrest in that region. The economic benefit of the reopening of China post Covid-19 restrictions did not materialize in 2023, and many are looking to the region to determine what steps China may take to stimulate its economy and work with trade partners on a global basis.
Artificial Intelligence and Machine Learning created much enthusiasm for investors and entrepreneurs looking to leverage and seize the opportunity. This was tempered by regulators who fear unintended consequences and ethical dilemmas based on incorrect results and data bias. The debates over these issues will continue into the future.
Market Data
The charts below show the range of U.S. Treasury rates for the past twelve months and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:					Change in Spreads YTD
Investment Type:	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Agency RMBS: (1)
2.0% coupon	76	84	67	79	62	14
2.5% coupon	78	88	72	79	68	10
3.0% coupon	79	88	74	78	70	9
3.5% coupon	75	87	73	75	72	3
4.0% coupon	74	87	73	74	62	12
4.5% coupon	73	84	71	79	60	13
5.0% coupon	69	86	75	70	53	16
5.5% coupon	66	87	76	68	50	16
6.0% coupon	60	87	74	60	57	3
Agency DUS (Agency CMBS)(2)	76	80	72	78	74	2
Freddie K AAA IO (Agency CMBS IO)(2)	180	185	175	210	235	(55)
AAA CMBS IO (Non-Agency CMBS IO)(2)	225	275	301	350	315	(90)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because.the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of Results

The following table provides details about the changes in our financial position during the year ended December 31, 2023:

	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of December 31, 2022 (1)			$789,828	$14.73
Net interest expense		$(7,931)
G & A and other operating expenses		(32,879)
Preferred stock dividends		(7,694)
Changes in fair value:
MBS and loans	$90,429
TBAs	(22,063)
U.S. Treasury futures	(12,430)
Put options on U.S. Treasury futures	1,588
Total net change in fair value		57,524
Comprehensive income to common shareholders			9,020	0.16
Capital transactions:
Net proceeds from stock issuance (2)			46,951	(0.02)
Common dividends declared			(86,564)	(1.56)
Balance as of December 31, 2023 (1)			$759,235	$13.31
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $42.6 million from common stock ATM program and $4.3 million from share-based compensation grants, net of amortization. The amount shown for “per common share” includes the impact of the increase in the number of common shares outstanding.

In all market environments, we seek to pay a consistent dividend and preserve book value for our shareholders. This year, we remained focused on minimizing the impact of volatile interest rates and spreads by actively managing leverage and liquidity. To minimize the loss in fair value of our investments from higher interest rates, we continuously monitored and adjusted our hedge position throughout the year as macroeconomic views and market factors changed. Spread tightening experienced late in the fourth quarter of 2023 favorably impacted the fair value of our investment portfolio because we purchased $3.6 billion in Agency RMBS during 2023 when spreads were wider relative to December 31, 2023. As a result, the net gains on our investment portfolio for the year ended December 31, 2023 exceeded net losses on our interest rate hedges. Comprehensive income to common shareholders for the year ended December 31, 2023 was $9.0 million, or $0.16 per common share. Total economic return to our common shareholders of $0.14 per common share, or 1.0% of beginning book value, consisted of a decline in book value of $(1.42) offset by dividends declared of $1.56.
Realized gains and losses on interest rate hedges are recognized in GAAP net income (loss) in the same reporting period in which the derivative instrument matures or is terminated, but are not included in our earnings available for distribution ("EAD"), a non-GAAP measure, during any reporting period. On a tax basis, realized gains and losses on derivative instruments designated for tax purposes as interest rate hedges are amortized into our REIT taxable income over the original periods hedged by those derivatives. Our estimated REIT taxable income for the year ended December 31, 2023 includes an estimated benefit of approximately $80.5 million, or $1.47 per average common share outstanding, from the amortization of accumulated deferred tax hedge gains, which were estimated to be $861.8 million as of December 31, 2023 compared to $695.2 million as of December 31, 2022. This benefit will be distributable to common shareholders as part of our taxable ordinary income in future periods. Additional information regarding the estimated impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Liquidity and Capital Resources” within this Item 7.

Current Outlook
Global growth expectations are muted as we enter 2024. Chinese officials appear likely to increase fiscal and monetary policy in early 2024, as the consensus forecast for GDP growth is below the pre-pandemic trend. From South Korea to Australia, economies in the region are trending for sub-trend growth. Inflation pressures in Asia remain more muted than in the rest of the world, and we believe European growth will continue to slow. Inflation in most of the Eurozone is trending lower, and most forecasts suggest price pressures will continue to ease throughout 2024.
U.S. growth expectations are subdued, with the median of Federal Reserve officials’ expectations for 2024 real GDP growth at just 1.4%. Except for the economic downturn in 2020 during the height of the COVID-19 pandemic, 1.4% would be the slowest pace of real GDP growth since the Global Financial Crisis in 2009. As we started 2024, market expectations for inflation were in the range of 2.0-2.5%. That said, growth and inflation are running higher than those forecasted in late 2023, which suggests that GDP growth could be higher than the Federal Reserve officials’ expectations for 2024.
Financial conditions eased dramatically in late 2023 and that has continued in the first few weeks of 2024. Futures markets are expecting easier monetary policy in 2024 and even into 2025, with as much as 150 basis points of Fed Funds rate cuts. This could be seen largely as an adjustment. The real level of the Fed Funds policy rate is historically high. Even considering a modest upside risk to consensus inflation forecasts, the Federal Reserve’s target appears to have room to adjust rates lower. However, the extent and timing of the cuts remain debatable. Growth and inflation could surprise to the upside in the first half of 2024, allowing the Federal Reserve to act less than markets suggested. Moreover, the presidential election in November could be a factor with the Federal Reserve not wanting to be seen as politically motivated.

Early in 2024, certain representatives of the Federal Reserve suggested they could consider reducing their quantitative tightening measures, a term used for the plan to shrink the Fed’s balance sheet. If the steady pace of declines in the Federal Reserve’s holdings of U.S. Treasuries and Agency MBS slows or even stops, the availability of U.S. dollar liquidity and financial conditions could improve.
Overall, yields on fixed-income spread products tightened relative to U.S. Treasuries in December 2023 as investors tried to get ahead of the January tightening typically experienced in prior years. Investors may expect lower interest-rate volatility amid less monetary tightening and possibly even easing in 2024. That would likely offer a tailwind for risky assets, especially Agency MBS, which repriced significantly in the previous two years on the expectation of declining Federal Reserve holdings. Corporate bond yields remain tighter relative to MBS, suggesting MBS could retain a bid even if corporate bonds were finally repriced for the risk of higher credit losses in a recession scenario.
Historically, yield curves have steepened as the Federal Reserve starts to ease policy. Trend models started to suggest a new steepening trend in late 2023 and early 2024. A steeper yield curve has usually proven positive for mortgages. Moreover, investors owning leveraged MBS positions could benefit from hedging in longer maturity U.S. Treasuries as the curve steepens.
Risks to the outlook remain high as we enter 2024. The ongoing war in Ukraine and the war between Hamas and the state of Israel highlight the risk of human conflict. The rapid adoption of artificial intelligence technologies has introduced multi-layered risks for 2024. Capital investment could boost developed world economies, while security risks could overwhelm emerging economies and even developed ones. Fiscal imbalances, especially in those critical to the global financial system like the U.S., will likely continue to grow in 2024. These risks remain top of mind for 2024.
Despite these risks, our outlook for 2024 is a positive one. We expect monetary policy to be less restrictive this year with lower interest rate volatility. Yield spreads relative to U.S. Treasuries should remain wider than when the Federal Reserve was more active in its purchases of MBS. Still, the spreads of MBS offer attractive leveraged returns for long-term holders. Moreover, we expect tactical opportunities to increase amid moderate spread volatility in 2024. We will likely have opportunities to actively manage our coupon exposure as markets re-price for the new liquidity environment. Finally, we see the potential for opportunities to re-introduce compelling yield opportunities in CMBS and other segments of the RMBS market.

FINANCIAL CONDITION

Investment Portfolio
Our investment portfolio (including TBAs) as of December 31, 2023 increased 27% compared to December 31, 2022. The increase during the year ended December 31, 2023 was due to our strategy of deploying capital during periods of wider spreads into higher coupon Agency RMBS with higher forward returns relative to the investments held as of December 31, 2022. We purchased Agency RMBS with a cost basis of $3.6 billion during the year ended December 31, 2023.

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
The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	December 31, 2023
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$708,528	$720,611	$586,361	39	4.4%	6.81	4.60%
2.5%	608,580	632,343	525,018	40	4.5%	6.62	4.59%
4.0%	354,382	354,965	339,212	34	5.5%	5.65	4.67%
4.5%	1,383,019	1,350,697	1,348,108	15	5.0%	5.08	4.88%
5.0%	2,070,473	2,035,088	2,057,309	9	4.7%	4.24	5.10%
5.5%	897,520	900,218	907,524	8	5.0%	3.58	5.29%
TBA 4.0%	262,000	240,641	248,040	n/a	n/a	5.89	4.72%
TBA 4.5%	223,000	210,940	216,415	n/a	n/a	4.75	4.92%
TBA 5.0%	518,000	490,466	512,982	n/a	n/a	3.98	5.15%
TBA 5.5%	200,000	191,926	201,047	n/a	n/a	2.81	5.36%
TBA 6.0%	200,000	193,369	203,219	n/a	n/a	2.15	5.37%
Total	$7,425,502	$7,321,264	$7,145,235	17	4.8%	4.72	4.98%

	December 31, 2022
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$1,193,344	$1,210,065	$982,387	23	5.2%	7.14	4.53%
2.5%	659,181	685,838	566,525	28	5.9%	6.67	4.59%
4.0%	325,726	329,725	309,940	25	7.2%	5.56	4.75%
4.5%	803,043	799,786	782,319	4	4.4%	5.02	4.89%
5.0%	123,204	125,460	121,707	4	7.2%	3.99	5.19%
TBA 4.0%	1,539,000	1,454,263	1,447,286	n/a	n/a	5.47	4.80%
TBA 4.5%	380,000	371,173	366,759	n/a	n/a	4.79	4.99%
TBA 5.0%	950,000	947,484	937,523	n/a	n/a	4.24	5.20%
Total	$5,973,498	$5,923,794	$5,514,446	18	5.4%	5.54	4.83%
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

Less than 4% of our MBS portfolio as of December 31, 2023 is comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well for the last decade versus other sectors of the commercial real estate market. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.8% of the loans in K-deals are current as of November 2023. Our non-Agency CMBS IO were all originated prior to 2018 with a weighted average remaining life of less than 2 years. The underlying loans for the non-Agency CMBS IO securities are collateralized by a number of different property types including: 28% retail, 25% office, 15% multifamily, 12% hotel and 20% all other real estate categories. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as current risk versus reward remains unattractive relative to Agency RMBS.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	December 31, 2023
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$121,799	$115,595	4.1	4.74%
Agency CMBS IO	140,824	133,302	5.9	5.19%
Non-Agency CMBS IO	26,490	26,416	1.1	13.32%
Total	$289,113	$275,313

	December 31, 2022
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$132,333	$124,690	4.8	4.50%
Agency CMBS IO	179,734	168,147	6.3	5.32%
Non-Agency CMBS IO	59,107	56,839	2.1	8.54%
Total	$371,174	$349,676
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the dates indicated and assuming zero volatility.

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
Derivative Assets and Liabilities
The table below discloses details on the Company's interest rate hedges held as of December 31, 2023 compared to hedging portfolio held as of December 31, 2022:

Notional Amount Long (Short)	December 31, 2023	December 31, 2022
($s in thousands)
30-year U.S. Treasury futures	$(700,000)	$—
10-year U.S. Treasury futures	(4,180,000)	(4,180,000)
5-year U.S. Treasury futures	—	(740,000)
Put options on 10-year U.S. Treasury futures	—	250,000
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net Interest Income (Expense)
Net interest income and net interest spread declined for the year ended December 31, 2023 compared to year ended December 31, 2022 due to higher borrowing costs resulting from the Federal Reserve’s increases in the Fed Funds rate during 2023. The increase in our borrowing costs has been partially offset by an increase in our average balance of investments with higher yields and our increased investment in cash equivalents. The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Year Ended
	December 31,
	2023			2022
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$177,695	$4,621,304	3.85%	$62,942	$2,871,291	2.19%
Agency CMBS	3,713	124,157	2.96%	3,592	162,538	2.17%
CMBS IO (5)	9,666	202,261	4.78%	15,555	267,984	5.80%
Non-Agency MBS and other investments	128	2,377	5.28%	350	4,072	8.55%
MBS and loans	$191,202	$4,950,099	3.86%	$82,439	$3,305,885	2.49%
Cash equivalents	16,315			4,256
Total interest income	$207,517			$86,695

Repurchase agreement financing	(215,448)	4,034,561	(5.27)%	(43,612)	2,603,712	(1.65)%
Net interest (expense) income/net interest spread	$(7,931)		(1.41)%	$43,083		0.84%
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

Gains (Losses) on Investments and Derivative Instruments
As shown in the graph in Executive Overview, the 10-year U.S. Treasury rate ranged from a low of 3.31% in April 2023 to a high of 4.99% in October 2023, yet ended the year where it started at 3.88%. Credit spreads, which were wider for the majority of 2023, also tightened during the fourth quarter of 2023. We purchased $3.6 billion of Agency RMBS throughout the year when credit spreads were wider relative to December 31, 2023. As a result, the fair value of our investment portfolio including TBA securities increased a net $68.4 million for the year ended December 31, 2023. These gains were partially offset by net losses on our interest rate hedges of $(10.8) million for the year ended December 31, 2023.
During the year ended December 31, 2022, our interest rate hedges mitigated the impact of higher interest rates on the fair value of our investment portfolio; however, we experienced spread widening across all of our asset classes throughout 2022. As a result, the decline in the fair value of our investments including TBA securities exceeded the gains from our interest rate hedges by $54.2 million.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Year Ended
	December 31, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(74,916)	$141,263	$16,343	$82,690
Agency CMBS	—	96	1,342	1,438
CMBS IO	—	1,111	5,148	6,259
Other non-Agency and loans	—	31	10	41
Subtotal	(74,916)	142,501	22,843	90,428
TBA securities (1)	(97,777)	75,713	—	(22,064)
Net (loss) gain on investments	$(172,693)	$218,214	$22,843	$68,364

Interest rate hedging portfolio:
U.S. Treasury futures	$234,015	$(246,445)	$—	$(12,430)
Put options on U.S. Treasury futures	3,645	(2,056)	—	1,589
Net gain (loss) on interest rate hedges	$237,660	$(248,501)	$—	$(10,841)

Total net gain (loss)	$64,967	$(30,287)	$22,843	$57,523

	Year Ended
	December 31, 2022
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(89,067)	$(208,129)	$(152,734)	$(449,930)
Agency CMBS	—	$(1,169)	$(14,110)	(15,279)
CMBS IO	—	(3,924)	(21,153)	(25,077)
Other non-Agency and loans	—	200	(78)	122
Subtotal	(89,067)	(213,022)	(188,075)	(490,164)
TBA securities (1)	(309,527)	(26,120)	—	(335,647)
Net loss on investments	$(398,594)	$(239,142)	$(188,075)	$(825,811)

Interest rate hedging portfolio:
U.S. Treasury futures	$642,281	$82,066	$—	$724,347
Interest rate swaptions	50,940	(3,202)	—	47,738
Put options on U.S. Treasury futures	(2,487)	2,056	—	(431)
Net gain on interest rate hedges	$690,734	$80,920	$—	$771,654

Total net gain (loss)	$292,140	$(158,222)	$(188,075)	$(54,157)
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.

Operating Expenses
Operating expenses for the year ended December 31, 2023 decreased $1.0 million compared to the year ended December 31, 2022 primarily due to lower consulting and legal expenses.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Please refer to “Results of Operations” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, which is incorporated herein by reference.

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
Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Year Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	December 31, 2023	December 31, 2022
($s in thousands except per share data)
Comprehensive income (loss) to common shareholders	$9,020	$(52,608)
Less:
Change in fair value of investments (1)	(90,429)	490,164
Change in fair value of derivative instruments, net (2)	28,808	(393,401)
EAD to common shareholders	$(52,601)	$44,155
Average common shares outstanding	54,809,462	42,491,433
EAD per common share	$(0.96)	$1.04

Net interest expense	$(7,931)	$43,083
TBA drop (loss) income (3)	(4,097)	42,606
Adjusted net interest (expense) income	$(12,028)	$85,689
Total operating expenses	(32,879)	(33,840)
Preferred stock dividends	(7,694)	(7,694)
EAD to common shareholders	$(52,601)	$44,155
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

We primarily use U.S. Treasury futures to hedge the impact of increasing interest rates on our borrowing costs and the fair value of our investments. In the past, we used interest rate swaps to hedge interest rate risk and included the net periodic interest benefit/cost of those instruments in each of the non-GAAP measures mentioned above. Management is using U.S. Treasury futures instead of interest rate swaps because U.S. Treasury futures generally have lower margin requirements and offer more liquidity and flexibility in the current volatile interest rate environment. The Company’s realized gains on its U.S. Treasury futures as well as other interest rate hedges are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated, but are not included in EAD or adjusted net interest income during any reporting period. Furthermore, because the majority of the U.S. Treasury futures and other derivative instruments are designated as hedges for tax purposes, the realized gains are not distributable to our shareholders until amortized into REIT taxable income over the period originally hedged. Additional information regarding the expected impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Executive Overview” and “Liquidity and Capital Resources.”

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
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unencumbered Agency MBS, which are recognized as assets on our consolidated balance sheet. We also include in our measure of liquidity the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Though the fair value of this noncash collateral is not recorded on our consolidated balance sheet, we include this amount in our liquidity measure because we have the right repledge the noncash collateral pledged to us by our counterparties. Our liquidity as of December 31, 2023 was $453.6 million, which consisted of unrestricted cash of $119.6 million, unencumbered Agency MBS with a fair value of $157.6 million, and noncash collateral received from our counterparties, which consisted of U.S. Treasuries and Agency RMBS, with a fair value of $176.3 million. The decline in our liquidity, which was $632.3 million as of December 31, 2022, is primarily due to our use of cash to partially finance investment purchases during the year ended December 31, 2023 and to cover dividends declared in excess of cash provided by operating activities.
We continuously monitor our liquidity, especially with potential risk events on the horizon, such as uncertainty regarding Federal Reserve policy decisions, frequent potential for a government shutdown, the impact on global markets stemming from global central bank policies, and the wars between Russia and Ukraine and between Israel and Hamas. We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds, which in turn have an impact on derivative margin requirements. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. We also communicate frequently with our counterparties. We have not experienced any material changes in the terms of our repurchase agreements with our counterparties, and they have not indicated to us any concerns regarding access to liquidity.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 7.8 times shareholders’ equity as of December 31, 2023. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Leverage based on repurchase agreement amounts outstanding was 6.2 times shareholders’ equity as of December 31, 2023.
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
The amount outstanding for our repurchase agreement borrowings will typically fluctuate in any given period as it is dependent upon a number of factors, but particularly the extent to which we are active in buying and selling securities, including the volume of activity in TBA dollar roll transactions versus buying specified pools. The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
December 31, 2023	$5,381,104	$5,168,821	$5,381,354
September 30, 2023	5,002,230	4,773,435	5,037,440
June 30, 2023	4,201,901	3,447,406	4,203,788
March 31, 2023	2,937,124	2,713,481	2,959,263
December 31, 2022	2,644,405	2,727,274	3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163
December 31, 2020	2,437,163	2,500,639	2,594,683

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral.. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of December 31, 2023 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 12-16% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of December 31, 2023, the Company had amounts outstanding under 28 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of December 31, 2023, and we are not aware of circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of December 31, 2023, we had cash collateral posted to our counterparties of $118.2 million under these agreements.
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
Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our financing costs and fair value of our investments. Realized and unrealized gains (losses) on these derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company, but are not included in EAD to common shareholders during any reporting period. Furthermore, because we designate the majority of our derivative instruments as interest rate hedges for tax purposes, realized gains and losses recognized in GAAP net income are generally not recognized in REIT taxable income until future periods. Due to the significant increase in interest rates over the past two years, our net deferred tax hedge gain has increased substantially to $861.8 million as of December 31, 2023. The amortization of our net deferred tax hedge gain will be amortized into REIT taxable income over several years. We expect our taxable income for 2023 will include $80.5 million related to amortization of net deferred tax hedge gains, and our taxable income for 2024 is currently projected to include approximately $102.9 million from amortization of deferred tax hedge gains. As of December 31, 2023, we also had $590.8 million in capital loss carryforwards, the majority of which expire by 2028, and NOL carryforwards of $8.1 million, which will expire over the next 2 years. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2024 or in any given year.
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
RECENT ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the year ended December 31, 2023 that are expected to have a material impact on the Company’s financial condition or results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part I, Item 1 of this Annual Report on Form 10-K for additional information.

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
•The impact of recent bank failures, potential new regulations and the potential for other bank failures this year:
•The impact of debt ceiling negotiations on interest rates, spreads, the U.S. Treasury market as well as the impact more broadly on fixed income and equity markets:
•Uncertainties regarding the war between Russia and the Ukraine or Israel and Hamas and the related impacts on macroeconomic conditions, including, among other things, interest rates;
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
While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Annual Report on Form 10-K, especially those incorporated by reference into Part II, Item 1A, “Risk Factors,”;
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
•changes to the market for derivative instruments, including changes to margin requirements on derivative instruments;
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

	December 31, 2023
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.5%	33.8%	1.8%	17.9%	(2.0)%	(19.4)%	(4.1)%	(39.6)%
CMBS	—%	0.4%	—%	0.2%	—%	(0.2)%	—%	(0.4)%
CMBS IO	0.1%	0.5%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.5)%
TBAs	0.6%	5.9%	0.3%	3.3%	(0.4)%	(4.0)%	(0.9)%	(8.5)%
Interest rate hedges	(5.3)%	(51.6)%	(2.6)%	(25.3)%	2.5%	24.6%	5.0%	48.7%
Total	(1.1)%	(11.0)%	(0.4)%	(3.6)%	0.1%	0.8%	—%	(0.3)%

	December 31, 2022
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.8%	20.9%	1.4%	10.6%	(1.4)%	(10.6)%	(2.8)%	(21.0)%
CMBS	0.1%	0.5%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.5)%
CMBS IO	0.1%	0.7%	—%	0.4%	—%	(0.4)%	(0.1)%	(0.7)%
TBAs	2.0%	15.2%	1.1%	8.2%	(1.2)%	(9.1)%	(2.5)%	(18.9)%
Interest rate hedges	(5.6)%	(41.3)%	(2.8)%	(20.5)%	2.7%	20.2%	5.4%	40.1%
Total	(0.6)%	(4.0)%	(0.3)%	(1.0)%	0.1%	(0.2)%	(0.1)%	(1.0)%

Non-Parallel Shifts		December 31, 2023		December 31, 2022
Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
+25	0	—%	(0.2)%	0.2%	1.7%
+25	+50	0.1%	1.4%	(0.1)%	(1.0)%
+50	+25	—%	(0.5)%	0.1%	0.6%
+50	+100	0.1%	0.8%	(0.4)%	(2.9)%
0	-25	(0.2)%	(2.0)%	0.1%	0.4%
-10	-50	(0.5)%	(4.7)%	—%	0.1%
-25	-75	(0.9)%	(8.8)%	(0.2)%	(1.4)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Our investment portfolio as of December 31, 2023 was 27% larger compared to December 31, 2022, and the composition of our investment portfolio also changed significantly since December 31, 2022. As of December 31, 2023, we held a larger percentage of higher coupon assets purchased at a discount relative to the investment portfolio as of December 31, 2022, which contained a larger percentage of lower coupon assets owned at a premium relative to December 31, 2023. Our investment portfolio of higher coupons as of December 31, 2023 exposed us to greater duration variability. We adjusted our hedge position to longer duration hedges in order to benefit our book value in the event of a steeper yield curve, as shown in the non-parallel scenarios presented above. However, in the event that rates on the back end of the curve continue to fall, the decline in fair value of our interest rate hedges, particularly the 30-year U.S. Treasury futures, would outpace the increase in fair value of our investments (assuming no subsequent changes to our investments or hedges as of December 31, 2023). In addition, if longer-term interest rates were to continue to fall, we are likely to experience an increase in prepayments on our higher coupon assets, and we would potentially need to reinvest those proceeds into lower yielding assets.

As of December 31, 2022, our interest rate hedges were positioned to protect book value losses if the yield curve flattened or inverted further.

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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	December 31, 2023		December 31, 2022
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(10.8)%	(1.2)%	(9.1)%
+10	(0.5)%	(5.4)%	(0.6)%	(4.5)%
-10	0.5%	5.4%	0.6%	4.5%
-20/-50 (2)	1.1%	10.8%	1.2%	9.1%
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
Our prepayment risk as of December 31, 2023 has declined relative to December 31, 2022 and prior periods as the majority of our MBS portfolio consists of securities owned near or below par and prepayment speeds have declined in the current higher interest rate environment. However, if higher yielding investments prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at comparable yields. Our net interest income may be negatively impacted if the proceeds from prepayments are reinvested into assets with lower yields. In an increasing interest rate environment, lower yielding assets with a fixed rate may extend or prepay slower than anticipated. Because we finance our investments with short-term repurchase agreement financing, we may be required to finance our investments at a higher interest rate without the ability to reinvest principal into higher yielding securities. As a result of rising financing costs, our net interest income could fall.

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

In addition, bilateral agreements expose us to increased credit risk related to our counterparties, and we may be at risk of loss of any collateral held by a repurchase or derivative counterparty if the counterparty becomes insolvent or files for bankruptcy.
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
For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, and in particular, during the current macroeconomic environment, please refer to “Liquidity and Capital Resources” within Item 7 of this 2023 Annual Report on Form 10-K.

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, P.C. on the effectiveness of the Company’s internal control over financial reporting appears on page F-5 herein.

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended December 31, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) and is incorporated herein by reference.
Our Board has adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of our directors and employees. We have posted a copy of our Code of Conduct on our website at www.dynexcapital.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2023 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders:
2020 Stock and Incentive Plan	1,117,619	$—	863,259
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	1,117,619	$—	863,259
(1) Amount shown reflects the maximum number of shares that may be issued upon future vesting of restricted stock units if time-based service conditions are met and performance-based stock units if maximum performance goals are achieved.
(2) The outstanding stock awards and units issued by the Company for share-based compensation do not have an exercise price.
The remaining information required by Item 12 will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

10.4	Statement of Policy Regarding Trading in Company Securities (filed herewith).
10.5	Dynex Capital, Inc. Executive Clawback Policy (filed herewith).
10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (filed herewith).
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

21.1	List of consolidated entities of Dynex Capital, Inc. (incorporated herein by reference to Exhibit 21.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1	Consent of BDO USA, P.C. (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Exhibit No.	Description
104
The cover page from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	February 26, 2024	/s/ Robert S. Colligan
Robert S. Colligan
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron L. Boston	Chief Executive Officer and Chairman	February 23, 2024
Byron L. Boston	(Principal Executive Officer)

/s/ Robert S. Colligan	Executive Vice President,	February 26, 2024
Robert S. Colligan	Chief Financial Officer, and Secretary
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	February 26, 2024
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Smriti L. Popenoe	President, Chief Investment Officer, and	February 25, 2024
Smriti L. Popenoe	Director

/s/ Julia L. Coronado	Director	February 23, 2024
Julia L. Coronado

/s/ Michael R. Hughes	Director	February 23, 2024
Michael R. Hughes

/s/ Joy D. Palmer	Director	February 25, 2024
Joy D. Palmer

/s/ Robert A. Salcetti	Director	February 26, 2024
Robert A. Salcetti

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K

Filed with Securities and Exchange Commission

December 31, 2023

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm:
BDO USA, P.C.; Richmond, Virginia; PCAOB ID #243	F-1

Financial Statements As of December 31, 2023 and December 31, 2022 and For the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021:

Consolidated Balance Sheets	F-5

Consolidated Statements of Comprehensive Income (Loss)	F-6

Consolidated Statements of Shareholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-9

Notes to the Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Dynex Capital, Inc
Glen Allen, Virginia
Opinion on Internal Control over Financial Reporting
We have audited Dynex Capital, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

BDO USA, P.C.
Richmond, Virginia
February 26, 2024

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Dynex Capital, Inc.
Glen Allen, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

Valuation of Investments in Mortgage-Backed Securities

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated balance of investments in mortgage-backed securities (“MBS”) was recorded at an estimated fair value of $6.0 billion as of December 31, 2023. The estimated fair value for the MBS portfolio is driven by the stated security coupon interest rate, maturity, market interest rates, credit spreads, and prepayment speeds. The Company’s management derived the fair value estimates using prices obtained from a third-party pricing service.

We identified the valuation of investments in MBS at estimated fair value as a critical audit matter. The principal considerations for our determination include the degree of auditor effort in performing procedures and evaluating audit evidence related to certain assumptions and inputs associated with fair value measurements, specifically market interest rates, credit spreads, and prepayment speeds. The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the Company’s calculated fair values for MBS selected for testing by developing an independent estimate of fair value using key assumptions and inputs, including the market interest rates, credit spreads, and prepayment speeds, and then comparing those fair value estimates to the fair value determined by the Company.

BDO USA, P.C.
We have served as the Company's auditor since 2005.
Richmond, Virginia
February 26, 2024

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$119,639	$332,035
Cash collateral posted to counterparties	118,225	117,842
Mortgage-backed securities (including pledged of $5,880,747 and $2,810,957, respectively), at fair value	6,038,948	3,112,705
Due from counterparties	1,313	10,348
Derivative assets	54,361	7,102
Accrued interest receivable	28,727	15,260
Other assets, net	8,537	9,942
Total assets	$6,369,750	$3,605,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$5,381,104	$2,644,405
Due to counterparties	95	4,159
Derivative liabilities	—	22,595
Cash collateral posted by counterparties	46,001	435
Accrued interest payable	53,194	16,450
Accrued dividends payable	10,320	9,103
Other liabilities	8,301	6,759
Total liabilities	5,499,015	2,703,906

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 57,038,247 and 53,637,095 shares issued and outstanding, respectively	570	536
Additional paid-in capital	1,404,431	1,357,514
Accumulated other comprehensive loss	(158,502)	(181,346)
Accumulated deficit	(483,607)	(383,219)
Total shareholders’ equity	870,735	901,328
Total liabilities and shareholders’ equity	$6,369,750	$3,605,234
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($s in thousands except per share data)

	Year Ended
	December 31,
	2023	2022	2021
INTEREST INCOME (EXPENSE)
Interest income	$207,517	$86,695	$60,051
Interest expense	(215,448)	(43,612)	(5,671)
Net interest (expense) income	(7,931)	43,083	54,380

OTHER GAINS (LOSSES)
Realized (loss) gains on sales of investments, net	(74,916)	(89,067)	6,705
Unrealized gain (loss) on investments, net	142,501	(213,022)	(14,814)
(Loss) gain on derivative instruments, net	(32,905)	436,007	81,417
Total other gains, net	34,680	133,918	73,308

EXPENSES
Compensation and benefits	(16,929)	(16,808)	(12,757)
Other general and administrative	(13,799)	(15,545)	(11,328)
Other operating expenses	(2,151)	(1,487)	(1,342)
Total operating expenses	(32,879)	(33,840)	(25,427)

Net (loss) income	(6,130)	143,161	102,261
Preferred stock dividends	(7,694)	(7,694)	(8,329)
Preferred stock redemption charge	—	—	(2,987)
Net (loss) income to common shareholders	$(13,824)	$135,467	$90,945

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$22,844	$(202,063)	$(66,827)
Reclassification of realized (loss) gain on available-for-sale investments, net	—	13,988	(6,705)
Total other comprehensive income (loss)	22,844	(188,075)	(73,532)
Comprehensive income (loss) to common shareholders	$9,020	$(52,608)	$17,413

Weighted average common shares-basic	54,809,462	42,491,433	32,596,272
Weighted average common shares-diluted	54,809,462	42,743,037	32,761,331
Net (loss) income per common share-basic	$(0.25)	$3.19	$2.79
Net (loss) income per common share-diluted	$(0.25)	$3.17	$2.78
See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	7,248,330	$174,564	23,697,970	$237	$869,495	$80,261	$(491,104)	$633,453
Stock issuance	—	—	12,972,447	130	237,000	—	—	237,130
Redemption of preferred stock	(2,788,330)	(66,721)	—	—	—	—	(2,987)	(69,708)
Restricted stock granted, net of amortization	—	—	40,027	—	1,816	—	—	1,816
Other share-based compensation, net of amortization	—	—	—	—	700	—	—	700
Adjustments for tax withholding on share-based compensation	—	—	(44,639)	—	(853)	—	—	(853)
Stock issuance costs	—	—	—	—	(366)	—	—	(366)
Net income	—	—	—	—	—	—	102,261	102,261
Dividends on preferred stock	—	—	—	—	—	—	(8,329)	(8,329)
Dividends on common stock	—	—	—	—	—	—	(51,293)	(51,293)
Other comprehensive loss	—	—	—	—	—	(73,532)	—	(73,532)
Balance as of December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	16,880,615	168	246,714	—	—	246,882
Restricted stock granted, net of amortization	—	—	71,216	1	1,877	—	—	1,878
Other share-based compensation, net of amortization	—	—	118,390	1	2,540	—	—	2,541
Adjustments for tax withholding on share-based compensation	—	—	(98,931)	(1)	(1,346)	—	—	(1,347)
Stock issuance costs	—	—	—	—	(63)	—	—	(63)
Net income	—	—	—	—	—	—	143,161	143,161
Dividends on preferred stock	—	—	—	—	—	—	(7,694)	(7,694)
Dividends on common stock	—	—	—	—	—	—	(67,234)	(67,234)
Other comprehensive loss	—	—	—	—	—	(188,075)	—	(188,075)

Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328
Stock issuance	—	—	3,329,802	33	42,593	—	—	42,626
Restricted stock granted, net of amortization	—	—	74,017	1	1,168	—	—	1,169
Other share-based compensation, net of amortization	—	—	33,213	—	3,664	—	—	3,664
Adjustments for tax withholding on share-based compensation	—	—	(35,880)	—	(445)	—	—	(445)
Stock issuance costs	—	—	—	—	(63)	—	—	(63)
Net loss	—	—	—	—	—	—	(6,130)	(6,130)
Dividends on preferred stock	—	—	—	—	—	—	(7,694)	(7,694)
Dividends on common stock	—	—	—	—	—	—	(86,564)	(86,564)
Other comprehensive income	—	—	—	—	—	22,844	—	22,844
Balance as of December 31, 2023	4,460,000	$107,843	57,038,247	$570	$1,404,431	$(158,502)	$(483,607)	$870,735

See notes to the consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($s in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Operating activities:
Net (loss) income	$(6,130)	$143,161	$102,261
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Realized loss (gain) on sales of investments, net	74,916	89,067	(6,705)
Unrealized (gain) loss on investments, net	(142,501)	213,022	14,814
Loss (gain) on derivative instruments, net	32,905	(436,007)	(81,417)
Amortization of investment premiums, net	74,696	98,071	118,171
Other amortization and depreciation, net	2,315	2,354	2,308
Share-based compensation expense	4,833	4,419	2,516
(Increase) decrease in accrued interest receivable	(13,467)	(1,076)	204
Increase (decrease) in accrued interest payable	36,744	15,085	(45)
Change in other assets and liabilities, net	(2,111)	(1,744)	(5,137)
Net cash provided by operating activities	62,200	126,352	146,970
Investing activities:
Purchases of investments	(3,578,289)	(1,553,217)	(1,541,678)
Principal payments received on trading securities	233,387	123,982	36,515
Principal payments received on available-for-sale investments	86,272	225,639	394,341
Proceeds from sales of trading securities	348,091	588,651	—
Proceeds from sales of available-for-sale investments	—	95,678	472,943
Principal payments received on mortgage loans held for investment	889	1,646	2,101
Net receipts on derivatives, including terminations	(95,968)	453,580	86,247
Decrease (increase) in cash collateral posted by counterparties	45,566	(1,399)	(5,847)
Net cash used in investing activities	(2,960,052)	(65,440)	(555,378)
Financing activities:
Borrowings under repurchase agreements	23,502,271	16,248,926	12,635,222
Repayments of repurchase agreement borrowings	(20,765,572)	(16,454,437)	(12,222,469)
Principal payments on non-recourse collateralized financing	—	—	(118)
Proceeds from issuance of common stock	42,626	246,882	237,130
Cash paid for redemption of preferred stock	—	—	(69,708)
Cash paid for stock issuance costs	—	—	(329)
Payments related to tax withholding for share-based compensation	(445)	(1,347)	(853)
Dividends paid	(93,041)	(72,366)	(58,895)
Net cash provided by (used in) financing activities	2,685,839	(32,342)	519,980

Net (decrease) increase in cash including cash posted to counterparties	(212,013)	28,570	111,572
Cash including cash posted to counterparties at beginning of period	449,877	421,307	309,735
Cash including cash posted to counterparties at end of period	$237,864	$449,877	$421,307

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$178,705	$28,527	$5,709

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of December 31, 2023, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to the Annual Report on Form 10-K and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of December 31, 2023.

Reclassifications

“Mortgage loans held for investment, net” was reclassified to “Other assets” on the Company’s consolidated balance sheet as of December 31, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted demand deposits at highly rated financial institutions and highly liquid investments with original maturities of three months or less. The Company’s cash balances fluctuate throughout the year and may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, the Company believes the risk of loss is mitigated by the financial position, creditworthiness, and strength of the depository institutions in which those deposits are held.

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents amounts pledged/received to cover margin requirements related to the Company’s financing and derivative instruments. If the amount pledged to a counterparty exceeds the amount received from a counterparty, the net amount is recorded as an asset within “cash collateral

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

posted to counterparties”, and if the amount received from a counterparty exceeds the amount pledged to a counterparty, the net amount is recorded as a liability within “cash collateral posted by counterparties” on the Company’s consolidated balance sheets.

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of December 31, 2023, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the year ended December 31, 2023:

($s in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$119,639	$332,035
Cash collateral posted to counterparties	118,225	117,842
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$237,864	$449,877

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

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from a pricing service. These prices are assessed for reasonableness using broker quotes and other third party pricing services. Please refer to Note 6 for further discussion of MBS fair value measurements.

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
Interest accrued between payment dates on MBS is presented separately from the Company’s investment portfolio as “accrued interest receivable” on its consolidated balance sheet. The Company does not estimate an allowance for credit loss for its accrued interest receivable because the interest is generally received within 30 days and amounts not received when due are written off against interest income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

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

The Company’s options on U.S. Treasury futures provide the Company the right, but not an obligation, to buy or sell U.S. Treasury futures at a predetermined notional amount and stated term in the future and are valued based on exchange pricing. The Company records the premium paid for the option contract as a derivative asset on its consolidated balance sheet and adjusts the balance for changes in fair value through “gain (loss) on derivative instruments” until the option is exercised or the contract expires. If the option contract expires unexercised, the realized loss is limited to the premium paid. If exercised, the realized gain or loss on the options is equal to the difference between the fair value of the underlying U.S. Treasury future and the premium paid for the option contract.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of December 31, 2023, 863,259 common shares are available for issuance under the 2020 Plan.

The Company has issued restricted stock and RSUs, which are treated as equity awards and recorded at their fair value using the closing stock price on the grant date. Compensation expense is generally recognized over a service period specified within each award with a corresponding credit to shareholders’ equity using the straight-line method until the vesting date specified within each award or until the employee becomes eligible for retirement, if earlier than the vesting date. Compensation expense for subsequent equity awards to an employee who is retirement eligible is recognized immediately upon the grant date.

The Company also has PSUs issued and outstanding which contain Company performance-based and market performance-based conditions. PSUs subject to Company performance-based conditions are initially recognized as equity at their fair value which is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is recognized as expense using the straight-line method until the earlier of the vesting date specified within each award or the date the employee becomes eligible for retirement. Adjustments are made, if necessary, based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis. PSUs subject to market performance-based conditions are recognized as equity at their grant date fair value determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return (“TSR”) relative to the common stock TSR of the group of peer companies specified in the award agreement. Awards subject to market performance-based conditions are not assessed for probability of achievement and are not remeasured subsequent to issuance. The grant date fair value is recognized as expense using the straight-line method until the earlier of the vesting date specified within each award or the date the employee becomes eligible for retirement, even if the market performance-based conditions are not achieved.

The Company does not estimate forfeitures for any of its share-based compensation awards, but adjusts for actual forfeitures in the periods in which they occur. Because RSUs and PSUs have forfeitable dividend equivalent rights, which are paid in cash only upon settlement, any accrued dividend equivalent rights (“DERs”) on forfeited units are reversed with a corresponding credit to “Compensation and benefits.”

Please see Note 7 for additional information about the Company’s share-based compensation awards.

Contingencies

The Company did not have any pending lawsuits, claims, or other contingencies as of December 31, 2023 or December 31, 2022.
Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the year ended December 31, 2023, that are expected to have a material impact on the Company’s financial condition or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Please refer to Note 1 for information regarding the Company’s treatment of its preferred stock and stock awards in the calculation of its basic and diluted net income or loss per common share and to Note 7 for information regarding the Company’s stock award activity for the periods presented. The following table presents the computations of basic and diluted net income or loss per common share for the periods indicated:

	Year Ended
	December 31,
($s in thousands)	2023	2022	2021
Weighted average number of common shares outstanding - basic	54,809,462	42,491,433	32,596,272
Incremental common shares-unvested RSUs	—	76,950	55,019
Incremental common shares-unvested PSUs	—	174,654	110,040
Weighted average number of common shares outstanding - diluted	54,809,462	42,743,037	32,761,331

Net (loss) income to common shareholders	$(13,824)	$135,467	$90,945
Net (loss) income per common share-basic	$(0.25)	$3.19	$2.79
Net (loss) income per common share-diluted	$(0.25)	$3.17	$2.78

The calculation of diluted net loss per common share for the year ended December 31, 2023 excludes unvested RSUs and PSUs of 401,522, which would have been anti-dilutive for the period.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	December 31, 2023			December 31, 2022
($s in thousands)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$6,022,502	$5,993,922	$5,763,532	$3,104,498	$3,150,873	$2,762,878
Agency CMBS	121,293	121,799	115,595	131,578	132,333	124,690
CMBS IO (1)	n/a	167,314	159,718	n/a	238,841	224,985
Non-Agency other	150	150	103	209	209	152
Total	$6,143,945	$6,283,185	$6,038,948	$3,236,285	$3,522,256	$3,112,705

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $7,723,379 and $3,860,007, respectively, as of December 31, 2023, and $9,711,981 and $6,280,761, respectively, as of December 31, 2022.

	December 31, 2023
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$898,420	$—	$(148,606)	$749,814
Agency CMBS	106,527	28	(5,159)	101,396
CMBS IO	126,672	1,296	(6,014)	121,954
Non-Agency other	150	—	(47)	103
Total	$1,131,769	$1,324	$(159,826)	$973,267

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

MBS measured at fair value through net income:
Agency RMBS	$5,095,502	$48,459	$(130,243)	$5,013,718
Agency CMBS	15,272	—	(1,073)	14,199
CMBS IO	40,642	2	(2,880)	37,764
Total	$5,151,416	$48,461	$(134,196)	$5,065,681

	December 31, 2022
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$977,624	$—	$(164,949)	$812,675
Agency CMBS	117,031	—	(6,474)	110,557
CMBS IO	193,405	507	(10,373)	183,539
Non-Agency other	209	—	(57)	152
Total	$1,288,269	$507	$(181,853)	$1,106,923

MBS measured at fair value through net income:
Agency RMBS	$2,173,249	$—	$(223,046)	$1,950,203
Agency CMBS	15,302	—	(1,169)	14,133
CMBS IO	45,436	—	(3,990)	41,446
Total	$2,233,987	$—	$(228,205)	$2,005,782

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
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Year Ended
	December 31,
($s in thousands)	2023	2022	2021
Agency RMBS	$141,263	$(208,129)	$(14,917)
Agency CMBS	96	(1,169)	—
CMBS IO	1,111	(3,924)	(65)
Other assets	31	200	168
Total unrealized gain (loss) on investments, net	$142,501	$(213,022)	$(14,814)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Year Ended
	December 31,
($s in thousands)	2023	2022	2021
Realized gains on sales of MBS - AFS	$—	$—	$7,516
Realized losses on sales of MBS - AFS	—	(13,988)	(811)
Realized losses on sales of MBS - FVO	(74,916)	(75,079)	—
Total realized (loss) gain on sales of investments, net	$(74,916)	$(89,067)	$6,705

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	December 31, 2023			December 31, 2022
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$3,926	$149	4	$346,064	$22,808	79
Non-Agency MBS	1,736	37	8	42,162	1,787	56

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$932,682	$158,651	78	$697,514	$156,411	17
Non-Agency MBS	21,704	989	41	12,195	847	22

The unrealized losses on the Company’s MBS designated as AFS were the result of rising interests rates and declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of December 31, 2023 or December 31, 2022. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of December 31, 2023 and December 31, 2022 are summarized in the following tables:

	December 31, 2023			December 31, 2022
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
($s in thousands)
Agency RMBS	$5,130,438	5.59%	$5,613,212	$2,349,181	4.15%	$2,496,781
Agency CMBS	104,495	5.60%	113,753	108,580	3.76%	108,146
Agency CMBS IO	120,979	5.83%	127,823	137,569	4.62%	150,517
Non-Agency CMBS IO	25,192	6.25%	25,959	49,075	5.26%	55,513
Total repurchase agreements	$5,381,104	5.59%	$5,880,747	$2,644,405	4.18%	$2,810,957
. The Company had borrowings outstanding under 28 different repurchase agreements as of December 31, 2023, and its equity at risk did not exceed 10% with any counterparty as of that date. The Company also had $95.0 thousand and $4.2 million payable to counterparties for transactions pending settlement as of December 31, 2023 and December 31, 2022, respectively. The Company received noncash collateral with a fair value of $176.3 million pledged by its counterparties to compensate the Company for the increase in fair value of collateral previously pledged in excess of required margin related to its repurchase agreement borrowings outstanding as of December 31, 2023. In accordance with ASC Topic 860, the fair value of this noncash collateral is not recorded on the Company’s consolidated balance sheet unless the Company repledges the collateral or sells the collateral in the event of default by the counterparty. The Company had not repledged any of the noncash collateral pledged by its counterparties as of December 31, 2023.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	December 31, 2023			December 31, 2022
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$2,855,917	5.61%	92	$858,161	4.44%	42
30 to 90 days	2,525,187	5.58%	86	1,786,244	4.06%	104
Total	$5,381,104	5.59%	89	$2,644,405	4.18%	84

The increase in the Company’s weighted average rate for its borrowings as of December 31, 2023 compared to December 31, 2022 resulted from the increase in the U.S. Federal Funds Target rate set by the Federal Reserve. The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $53.2 million as of December 31, 2023 from $16.5 million as of December 31, 2022 due to higher financing rates and higher repurchase agreement borrowings outstanding as of December 31, 2023.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of December 31, 2023.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of December 31, 2023 and December 31, 2022:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2023:
Repurchase agreements	$5,381,104	$—	$5,381,104	$(5,381,104)	$—	$—

December 31, 2022:
Repurchase agreements	$2,644,405	$—	$2,644,405	$(2,644,405)	$—	$—
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

NOTE 5 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. During the periods presented herein, the Company used short positions in U.S. Treasury futures, interest rate swaptions, and put options on U.S. Treasury futures to mitigate the impact of changing interest rates on its repurchase agreement financing costs and the fair value of its investments.

TBA Transactions. The Company purchases TBA securities as a means of investing in non-specified fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its exposure to Agency RMBS. The Company holds long or short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased (or sold) for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. The Company accounts for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because it cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

period possible.

The table below provides detail of the Company’s “(loss) gain on derivative instruments, net” by type of derivative instrument for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2023	2022	2021
($s in thousands)
U.S. Treasury futures	$(12,430)	$724,347	$61,215
Interest rate swaptions	—	47,738	40,330
Put options on U.S. Treasury futures	1,588	(431)	(2,141)
TBA securities-long positions	(22,063)	(335,647)	(17,987)
(Loss) gain on derivative instruments, net	$(32,905)	$436,007	$81,417

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	December 31, 2023	December 31, 2022
			($s in thousands)
Put options on U.S. Treasury futures	Derivative assets	Economic hedging	$—	$5,859
TBA securities	Derivative assets	Investing	54,361	1,243
Total derivatives assets			$54,361	$7,102

TBA securities	Derivative liabilities	Investing	$—	$22,595
Total derivatives liabilities			$—	$22,595

The Company’s U.S. Treasury futures contracts were in a liability position of $(219.9) million as of December 31, 2023 and an asset position of $26.6 million as of December 31, 2022, but because these instruments are considered legally settled on a daily basis, the carrying value on the Company’s consolidated balance sheet nets to $0. The amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures was $118.2 million as of December 31, 2023 and $101.2 million as of December 31, 2022, which was recorded within “cash collateral posted to counterparties.” The Company had a margin excess of $1.3 million as of December 31, 2023 and $6.6 million as of December 31, 2022, which was recorded within “due from counterparties.”

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

($s in thousands)	December 31, 2023	December 31, 2022
Implied market value (1)	$1,381,702	$2,751,568
Implied cost basis (2)	1,327,341	2,772,920
Net carrying value (3)	$54,361	$(21,352)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the year ended December 31, 2023:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(4,920,000)	$(21,750,000)	$21,790,000	$(4,880,000)
Put options on U.S. Treasury futures	250,000	600,000	(850,000)	—
TBA securities	2,869,000	28,231,000	(29,697,000)	1,403,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2023 and December 31, 2022:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2023
Put options on U.S. Treasury futures	$—	$—	$—	$—	$—	$—
TBA securities	54,361	—	54,361	—	(44,153)	10,208
Derivative assets	$54,361	$—	$54,361	$—	$(44,153)	$10,208
December 31, 2022
Put options on U.S. Treasury futures	$5,859	$—	$5,859	$—	$—	$5,859
TBA securities	1,243	—	1,243	(1,243)	—	—
Derivative assets	$7,102	$—	$7,102	$(1,243)	$—	$5,859

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2023
TBA securities	$—	$—	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—	$—	$—

December 31, 2022
TBA securities	$22,595	$—	$22,595	$(1,243)	$(16,639)	$4,713
Derivative liabilities	$22,595	$—	$22,595	$(1,243)	$(16,639)	$4,713
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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability and also considers all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability. Accounting Standards Codification (“ASC”) Topic 820 established a valuation hierarchy of three levels as follows:

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

($s in thousands)	December 31, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets carried at fair value:
MBS	$6,038,948	$—	$6,038,845	$103	$3,112,705	$—	$3,112,553	$152
Derivative assets:
Put options on U.S. Treasury futures	—	—	—	—	5,859	5,859	—	—
TBA securities-long position	54,361	—	54,361	—	1,243	—	1,243	—
Other assets: mortgage loans	1,793	—	—	1,793	2,617	—	—	2,617
Total assets carried at fair value	$6,095,102	$—	$6,093,206	$1,896	$3,122,424	$5,859	$3,113,796	$2,769

Liabilities carried at fair value:
TBA securities-long position	$—	$—	$—	$—	$22,595	$—	$22,595	$—
Total liabilities carried at fair value	$—	$—	$—	$—	$22,595	$—	$22,595	$—

The fair value measurements for the Company’s TBA securities and the majority of its MBS are considered Level 2 because there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets and are based on prices received from a pricing service. In valuing a security, the pricing service uses either a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, or an income approach, which uses valuation techniques such as discounted cash flow modeling. The Company reviews the prices it receives from its pricing service as well as the assumptions and inputs utilized by the pricing service for reasonableness. Examples of the observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things. In addition, the prices received from the pricing service are assessed for reasonableness using broker quotes as well as other third party pricing services.

The Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans and certain non-Agency MBS are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10.2% in measuring the fair value of its Level 3 assets as of December 31, 2023.

The Company’s short positions in U.S. Treasury futures contracts and options on U.S. Treasury futures are valued based on exchange pricing and are classified accordingly as Level 1 measurements. The carrying value of the U.S. Treasury futures contracts on the Company’s consolidated balance sheets is $0 because the instruments require daily margin exchanges, which are considered by the settlement agent to represent legal settlement of the contracts

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

on a daily basis.

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of December 31, 2023. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. When 3-month LIBOR ceases to be a published, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on January 16, 2024 to shareholders of record as of January 1, 2024.

Common Stock. During the year ended December 31, 2023, the Company issued 3,329,802 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $42.6 million, net of broker commissions and fees. The Company currently pays a monthly dividend on its common stock. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Share-Based Compensation. The following tables present a rollforward of share-based awards for the periods indicated:

	Year Ended
	December 31,
	2023		2022		2021
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	133,951	$15.22	197,804	$15.27	281,761	$14.74
Granted	74,017	11.27	71,216	15.60	40,027	19.02
Vested	(103,686)	15.03	(135,069)	15.49	(123,984)	15.28
Awards outstanding, end of period	104,282	$12.61	133,951	$15.22	197,804	$15.27

Target RSUs: (1)
Awards outstanding, beginning of period	86,666	$16.57	55,019	$19.40	—	$—
Granted	341,044	12.55	73,767	15.19	55,019	19.40
Vested	(33,213)	16.96	(42,120)	17.85	—	—
Awards outstanding, end of period	394,497	$13.06	86,666	$16.57	55,019	$19.40

Target PSUs: (2)
Awards outstanding, beginning of period	201,284	$16.60	110,040	$19.04	—	$—
Granted	160,277	11.97	147,542	14.83	110,040	19.04
Vested	(84,695)	19.04	(56,298)	16.73	—	—
Awards outstanding, end of period	276,866	$13.17	201,284	$16.60	110,040	$19.04
(1)The number of RSUs shown represent the target number of awards. Actual number of shares that will potentially settle may range from 0% if the recipient’s service-based vesting condition is not met to 100% if the service-based vesting condition is met.
(2)The number of PSUs shown represent the target number of awards. Actual number of shares that will potentially settle may range from 0% to 200% based on the achievement of the performance goals defined in each grant award.

As of December 31, 2023, the Company expects 79% of the remaining target PSUs will be settled on their vesting dates.

The Company has DERs accrued for RSUs and PSUs of $0.4 million and $0.8 million, respectively, as of December 31, 2023 compared to $0.2 million and $0.4 million, respectively, as of December 31, 2022, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

Total share-based compensation expense recognized by the Company for the year ended December 31, 2023 was $4.8 million compared to $4.4 million for the year ended December 31, 2022 and $2.5 million for the year

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

ended December 31, 2021. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of December 31, 2023, which will be amortized over the period disclosed:

	December 31, 2023
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$610	1.4 years
RSUs	3,341	2.5 years
PSUs	877	1.9 years
Total	$4,828	2.2 years

NOTE 8 – INCOME TAXES

The Company does not expect to incur any income tax liability for the year ended December 31, 2023 and did not incur any material income tax liability for the years ended December 31, 2022 or December 31, 2021. As of December 31, 2023, the Company has $590.8 million of capital loss carryforwards, the majority of which will expire by 2028, and $8.1 million of NOL carryforward remaining, which will expire over the next two years if not used.

After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740 as of December 31, 2023 or December 31, 2022, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company issued 1,508,000 shares of common stock through its ATM program for which it received proceeds of approximately $18.9 million, net of commissions.