Form 10-Q
period 2024-03-31
DYNEX CAPITAL INC
filed 2024-04-26
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Yes           ☐           No            ☒

On April 22, 2024, the registrant had 64,160,931 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Cash and cash equivalents	$295,715	$119,639
Cash collateral posted to counterparties	122,614	118,225
Mortgage-backed securities (including pledged of $5,570,076 and $5,880,747, respectively), at fair value	5,840,559	6,038,948
Derivative assets	8,386	54,361
Accrued interest receivable	27,899	28,727
Other assets, net	9,324	9,850
Total assets	$6,304,497	$6,369,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$5,284,708	$5,381,104
Derivative liabilities	1,314	—
Cash collateral posted by counterparties	8,507	46,001
Accrued interest payable	35,672	53,194
Accrued dividends payable	10,990	10,320
Other liabilities	4,774	8,396
Total liabilities	5,345,965	5,499,015

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 64,160,931 and 57,038,247 shares issued and outstanding, respectively	641	570
Additional paid-in capital	1,494,893	1,404,431
Accumulated other comprehensive loss	(175,770)	(158,502)
Accumulated deficit	(469,075)	(483,607)
Total shareholders’ equity	958,532	870,735
Total liabilities and shareholders’ equity	$6,304,497	$6,369,750
See accompanying notes to the unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
($s in thousands except per share data)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME (EXPENSE)
Interest income	$71,525	$30,846
Interest expense	(74,717)	(31,308)
Net interest expense	(3,192)	(462)

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	—	(23,315)
Unrealized (loss) gain on investments, net	(70,024)	57,120
Gain (loss) on derivative instruments, net	124,635	(67,267)
Total other gains (losses), net	54,611	(33,462)

EXPENSES
Compensation and benefits	(7,177)	(3,750)
Other general and administrative	(3,703)	(3,622)
Other operating expenses	(421)	(426)
Total operating expenses	(11,301)	(7,798)

Net income (loss)	40,118	(41,722)
Preferred stock dividends	(1,923)	(1,923)
Net income (loss) to common shareholders	$38,195	$(43,645)

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(17,268)	$14,793
Reclassification of realized (loss) gain on available-for-sale investments, net	—	—
Total other comprehensive (loss) income	(17,268)	14,793
Comprehensive income (loss) to common shareholders	$20,927	$(28,852)

Weighted average common shares-basic	59,008,316	53,823,866
Weighted average common shares-diluted	59,717,332	53,823,866
Net income (loss) per common share-basic	$0.65	$(0.81)
Net income (loss) per common share-diluted	$0.64	$(0.81)
See accompanying notes to the unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,460,000	$107,843	57,038,247	$570	$1,404,431	$(158,502)	$(483,607)	$870,735
Stock issuance	—	—	7,007,448	70	86,736	—	—	86,806
Restricted stock granted, net of amortization	—	—	46,544	—	510	—	—	510
Other share-based compensation, net of amortization	—	—	111,245	1	3,759	—	—	3,760
Adjustments for tax withholding on share-based compensation	—	—	(42,553)	—	(527)	—	—	(527)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	40,118	40,118
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(23,663)	(23,663)
Other comprehensive loss	—	—	—	—	—	(17,268)	—	(17,268)
Balance as of March 31, 2024	4,460,000	$107,843	64,160,931	$641	$1,494,893	$(175,770)	$(469,075)	$958,532

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328
Stock issuance	—	—	199,274	2	2,769	—	—	2,771
Restricted stock granted, net of amortization	—	—	27,932	—	360	—	—	360
Other share-based compensation, net of amortization	—	—	33,213	1	649	—	—	650
Adjustments for tax withholding on share-based compensation	—	—	(20,600)	—	(276)	—	—	(276)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(41,722)	(41,722)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,137)	(21,137)
Other comprehensive income	—	—	—	—	—	14,793	—	14,793
Balance as of March 31, 2023	4,460,000	$107,843	53,876,914	$539	$1,361,000	$(166,553)	$(448,001)	$854,828

See accompanying notes to the unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income (loss)	$40,118	$(41,722)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Realized loss on sales of investments, net	—	23,315
Unrealized loss (gain) on investments, net	70,024	(57,120)
(Gain) loss on derivative instruments, net	(124,635)	67,267
Amortization of investment premiums, net	14,059	19,642
Other amortization and depreciation, net	501	585
Share-based compensation expense	4,270	1,010
Decrease (increase) in accrued interest receivable	828	(1,974)
Decrease in accrued interest payable	(17,522)	(3,644)
Change in other assets and liabilities, net	(4,747)	(3,622)
Net cash (used in) provided by operating activities	(17,104)	3,737
Investing activities:
Purchases of investments	—	(310,352)
Principal payments received on trading securities	78,131	30,233
Principal payments received on available-for-sale investments	18,874	22,318
Principal payments received on mortgage loans held for investment	307	279
Net receipts (payments) on derivatives, including terminations	172,784	(101,425)
(Decrease) increase in cash collateral posted by counterparties	(37,494)	26,690
Net cash provided by (used in) investing activities	232,602	(332,257)
Financing activities:
Borrowings under repurchase agreements	12,273,321	5,428,877
Repayments of repurchase agreement borrowings	(12,369,717)	(5,136,158)
Proceeds from issuance of common stock	86,806	2,771
Payments related to tax withholding for share-based compensation	(527)	(276)
Dividends paid	(24,916)	(22,949)
Net cash (used in) provided by financing activities	(35,033)	272,265

Net increase (decrease) in cash, including cash posted to counterparties	180,465	(56,255)
Cash including cash posted to counterparties at beginning of period	237,864	449,877
Cash including cash posted to counterparties at end of period	$418,329	$393,622

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$92,239	$34,952
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of March 31, 2024, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2024. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of March 31, 2024.

Consolidation and Variable Interest Entities

The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries and variable interest entities (“VIE”) for which it is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates a VIE if the Company is determined to be the VIE’s primary beneficiary, which is defined as the party that has both (i) the power to control the activities that most significantly impact the VIE’s financial performance; and (ii) the right to receive benefits or absorb losses that could potentially be significant to the VIE. The Company reconsiders its evaluation of whether to consolidate a VIE on an ongoing basis, based on changes in the facts and circumstances pertaining to the VIE. Though the Company invests in Agency and non-

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Agency MBS which are generally considered to be interests in VIEs, the Company does not consolidate these entities because it does not meet the criteria to be deemed a primary beneficiary.

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

The Company currently has unvested restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Restricted stock awards are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock are eligible to receive non-forfeitable dividends. Holders of RSUs and PSUs accrue forfeitable dividend equivalent rights over the period outstanding, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved, as applicable. As such, RSUs and PSUs are excluded from the computation of basic net income per common share but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”). Upon vesting, restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share or unit becomes one unrestricted share of common stock and is included in the computation of basic net income per common share.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Cash Collateral Posted To/By Counterparties

The Company regularly pledges and receives amounts to cover margin requirements related to the Company’s financing and derivative instruments. If the amount pledged to a counterparty exceeds the amount received from a counterparty, the net amount is recorded as an asset within “cash collateral posted to counterparties,” and if the amount received from a counterparty exceeds the amount pledged to a counterparty, the net amount is recorded as a liability within “cash collateral posted by counterparties” on the Company’s consolidated balance sheets.

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of March 31, 2024, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2024:

($s in thousands)	March 31, 2024
Cash and cash equivalents	$295,715
Cash collateral posted to counterparties	122,614
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$418,329

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

Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from a pricing service. These prices are assessed for reasonableness using broker quotes and other third-party pricing services. Please refer to Note 6 for further discussion of MBS fair value measurements.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

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

Repurchase Agreements

The Company’s repurchase agreements are used to finance its purchases of MBS and are accounted for as secured borrowings. The Company pledges its securities as collateral to secure a loan, which is equal to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, which is disclosed parenthetically on the Company’s consolidated balance sheets. At the maturity of a repurchase agreement borrowing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender, or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. The repurchase facilities available to the Company are uncommitted with no guarantee of renewal.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

that its settlement will result in physical delivery of the underlying Agency RMBS or that the individual TBA transaction will settle in the shortest time period possible.

Please refer to Note 5 for additional information regarding the Company’s derivative instruments as well as Note 6 for information on how the fair value of these instruments is calculated.

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of March 31, 2024, 96,571 common shares are available for issuance under the 2020 Plan.

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

The Company does not estimate forfeitures for any of its share-based compensation awards but adjusts for actual forfeitures in the periods in which they occur. Because RSUs and PSUs have forfeitable dividend equivalent rights, which are paid in cash only upon settlement, any accrued dividend equivalent rights (“DERs”) on forfeited units are reversed with a corresponding credit to “Compensation and benefits” expense.

Please see Note 7 for additional information about the Company’s share-based compensation awards.

Contingencies

The Company did not have any pending lawsuits, claims, or other contingencies as of March 31, 2024 or December 31, 2023.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Recently Issued Accounting Pronouncements

The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations.

ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" amended existing guidance to improve disclosures about a public entity’s reportable segments and provide more detailed information about a reportable segment’s expenses. ASU 2023-07 clarifies that an entity which has a single reportable segment is to provide all the disclosures required by Topic 280 and ASU 2023-07. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a significant impact on the Company's consolidated financial statements.

There were no other accounting pronouncements issued during the three months ended March 31, 2024, that are applicable to the Company and expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended
	March 31,
($s in thousands)	2024	2023
Weighted average number of common shares outstanding - basic	59,008,316	53,823,866
Incremental common shares-unvested RSUs	379,880	—
Incremental common shares-unvested PSUs	329,136	—
Weighted average number of common shares outstanding - diluted	59,717,332	53,823,866

Net income (loss) to common shareholders	$38,195	$(43,645)
Net income (loss) per common share-basic	$0.65	$(0.81)
Net income (loss) per common share-diluted	$0.64	$(0.81)

The calculation of diluted net loss per common share for the three months ended March 31, 2023 excludes unvested RSUs and PSUs of 270,106, which would have been anti-dilutive for the period.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	March 31, 2024			December 31, 2023
($s in thousands)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$5,928,956	$5,900,650	$5,583,208	$6,022,502	$5,993,922	$5,763,532
Agency CMBS	117,984	118,473	111,762	121,293	121,799	115,595
CMBS IO (1)	n/a	153,001	145,589	n/a	167,314	159,718
Non-Agency other	—	—	—	150	150	103
Total	$6,046,940	$6,172,124	$5,840,559	$6,143,945	$6,283,185	$6,038,948

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $7,594,510 and $3,529,181, respectively, as of March 31, 2024, and $7,723,379 and $3,860,007, respectively, as of December 31, 2023.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

	March 31, 2024
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$882,334	$—	$(165,983)	$716,351
Agency CMBS	103,209	—	(5,448)	97,761
CMBS IO	113,599	1,505	(5,844)	109,260
Non-Agency other	—	—	—	—
Total	$1,099,142	$1,505	$(177,275)	$923,372

MBS measured at fair value through net income:
Agency RMBS	$5,018,316	$22,675	$(174,134)	$4,866,857
Agency CMBS	15,264	—	(1,263)	14,001
CMBS IO	39,402	—	(3,073)	36,329
Total	$5,072,982	$22,675	$(178,470)	$4,917,187

	December 31, 2023
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$898,420	$—	$(148,606)	$749,814
Agency CMBS	106,527	28	(5,159)	101,396
CMBS IO	126,672	1,296	(6,014)	121,954
Non-Agency other	150	—	(47)	103
Total	$1,131,769	$1,324	$(159,826)	$973,267

MBS measured at fair value through net income:
Agency RMBS	$5,095,502	$48,459	$(130,243)	$5,013,718
Agency CMBS	15,272	—	(1,073)	14,199
CMBS IO	40,642	2	(2,880)	37,764
Total	$5,151,416	$48,461	$(134,196)	$5,065,681

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

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
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
($s in thousands)	2024	2023
Agency RMBS	$(69,676)	$55,779
Agency CMBS	(190)	237
CMBS IO	(194)	1,092
Other assets	36	12
Total unrealized gain (loss) on investments, net	$(70,024)	$57,120

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
($s in thousands)	2024	2023
Realized losses on sales of MBS - FVO	—	(23,315)
Total realized loss on sales of investments, net	$—	$(23,315)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	March 31, 2024			December 31, 2023
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$4,314	$(183)	4	$3,926	$(149)	4
Non-Agency MBS	636	(12)	3	1,736	(37)	8

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$887,563	$(176,389)	71	$932,682	$(158,651)	78
Non-Agency MBS	15,640	(691)	29	21,704	(989)	41

The unrealized losses on the Company’s MBS designated as AFS were the result of rising interest rates and declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of March 31, 2024 or December 31, 2023. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of March 31, 2024 and December 31, 2023 are summarized in the following tables:

	March 31, 2024			December 31, 2023
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
($s in thousands)
Agency RMBS	$5,048,942	5.46%	$5,319,619	$5,130,438	5.59%	$5,613,212
Agency CMBS	104,557	5.46%	109,935	104,495	5.60%	113,753
Agency CMBS IO	112,156	5.74%	120,037	120,979	5.83%	127,823
Non-Agency CMBS IO	19,053	6.16%	20,485	25,192	6.25%	25,959
Total repurchase agreements	$5,284,708	5.46%	$5,570,076	$5,381,104	5.59%	$5,880,747
The Company had borrowings outstanding under 28 different repurchase agreements as of March 31, 2024, and its equity at risk did not exceed 10% with any counterparty as of that date. The Company received noncash collateral with a fair value of $11.5 million pledged by its counterparties to compensate the Company for the increase in fair value of collateral previously pledged in excess of required margin related to its repurchase agreement borrowings outstanding as of March 31, 2024. In accordance with Accounting Standards Codification (“ASC”) Topic 860, the fair value of this noncash collateral is not recorded on the Company’s consolidated balance sheet unless the Company re-pledges the collateral or sells the collateral in the event of default by the counterparty. The Company had not re-pledged any of the noncash collateral pledged by its counterparties as of March 31, 2024.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	March 31, 2024			December 31, 2023
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$2,440,188	5.48%	58	$2,855,917	5.61%	92
30 to 90 days	2,305,208	5.46%	71	2,525,187	5.58%	86
91 to 180 days	539,312	5.42%	182	—	—%	—
Total	$5,284,708	5.46%	76	$5,381,104	5.59%	89

The Company’s accrued interest payable related to its repurchase agreement borrowings decreased to $35.7 million as of March 31, 2024 from $53.2 million as of December 31, 2023.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of March 31, 2024.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of March 31, 2024 and December 31, 2023:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2024:
Repurchase agreements	$5,284,708	$—	$5,284,708	$(5,284,708)	$—	$—

December 31, 2023:
Repurchase agreements	$5,381,104	$—	$5,381,104	$(5,381,104)	$—	$—
(1) Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented. Please refer to the consolidated balance sheets for the total fair value of financial instruments pledged as collateral for derivatives and repurchase agreements, which is shown parenthetically, and the total cash pledged or received as collateral, which is disclosed as “cash collateral posted to/by counterparties.”

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

period possible.

The table below provides detail of the Company’s “gain (loss) on derivative instruments, net” by type of derivative instrument for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2024	2023
($s in thousands)
U.S. Treasury futures	$139,810	$(106,373)
Put options on U.S. Treasury futures	—	(4,258)
TBA securities-long positions	(15,175)	43,364
Gain (loss) on derivative instruments, net	$124,635	$(67,267)

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2024	December 31, 2023
			($s in thousands)
TBA securities	Derivative assets	Investing	$8,386	$54,361
Total derivatives assets			$8,386	$54,361

TBA securities	Derivative liabilities	Investing	$1,314	$—
Total derivatives liabilities			$1,314	$—

The Company’s U.S. Treasury futures contracts were in a liability position of $(54.4) million as of March 31, 2024 and $(219.9) million as of December 31, 2023, but because these instruments are considered legally settled on a daily basis, the carrying value on the Company’s consolidated balance sheet nets to $0. The amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures was $122.4 million as of March 31, 2024 and $118.2 million as of December 31, 2023, which was recorded within “cash collateral posted to counterparties.”

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

($s in thousands)	March 31, 2024	December 31, 2023
Implied market value (1)	$2,408,100	$1,381,702
Implied cost basis (2)	2,401,028	1,327,341
Net carrying value (3)	$7,072	$54,361
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the three months ended March 31, 2024:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(4,880,000)	$(5,325,000)	$5,030,000	$(5,175,000)
TBA securities	1,403,000	5,811,000	(4,761,000)	2,453,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2024 and December 31, 2023:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2024
TBA securities	$8,386	$—	$8,386	$(1,144)	$(6,774)	$468
Derivative assets	$8,386	$—	$8,386	$(1,144)	$(6,774)	$468
December 31, 2023
TBA securities	$54,361	$—	$54,361	$—	$(44,153)	$10,208
Derivative assets	$54,361	$—	$54,361	$—	$(44,153)	$10,208

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2024
TBA securities	$1,314	$—	$1,314	$(1,144)	$(170)	$—
Derivative liabilities	$1,314	$—	$1,314	$(1,144)	$(170)	$—

December 31, 2023
TBA securities	$—	$—	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—	$—	$—

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

(1) Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the derivative asset or liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented. Please refer to the consolidated balance sheets for the total fair value of financial instruments pledged as collateral for derivatives and repurchase agreements, which is shown parenthetically, and the total cash pledged or received as collateral which is disclosed as “cash collateral posted to/by counterparties.”

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

($s in thousands)	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
MBS	$—	$5,840,559	$—	$—	$6,038,845	$103
TBA securities (1)	—	8,386	—	—	54,361	—
Mortgage loans	—	—	1,531	—	—	1,793
Total assets	$—	$5,848,945	$1,531	$—	$6,093,206	$1,896

Liabilities:
TBA securities (1)	$—	$1,314	$—	$—	$—	$—
Total liabilities	$—	$1,314	$—	$—	$—	$—
(1)TBA securities are reflected on consolidated balance sheets at their implied fair value, net of implied cost basis. Please refer to Note 5 for additional information.

The fair value measurements for the Company’s TBA securities and the majority of its MBS are considered Level 2 because there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets and are based on prices received from a pricing service. In valuing a security, the pricing service primarily uses a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, but may use an income approach, which uses valuation techniques such as discounted cash flow modeling. The Company reviews the prices it receives from the pricing service as well as the assumptions and inputs, if any, utilized by the pricing service for reasonableness.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Examples of the observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things. In addition, the prices received from the pricing service are assessed for reasonableness using broker quotes as well as other third-party pricing services.

The Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans and certain non-Agency MBS are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10.2% in measuring the fair value of its Level 3 assets as of March 31, 2024.

The Company’s short positions in U.S. Treasury futures contracts are valued based on exchange pricing and are classified accordingly as Level 1 measurements. The carrying value of the U.S. Treasury futures contracts on the Company’s consolidated balance sheets is $0 because the instruments require daily margin exchanges, which are considered by the settlement agent to represent legal settlement of the contracts on a daily basis.

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of March 31, 2024. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. When 3-month LIBOR ceases to be a published, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on April 15, 2024 to shareholders of record as of April 1, 2024.

Common Stock. During the three months ended March 31, 2024, the Company issued 7,007,448 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $86.8 million, net of broker commissions and fees. The Company currently pays a monthly dividend on its common stock. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Three Months Ended
	March 31,
	2024		2023
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	104,282	$12.61	133,951	$15.22
Granted	46,544	12.50	27,932	11.97
Vested	(76,865)	12.76	(36,573)	16.75
Awards outstanding, end of period	73,961	$12.39	125,310	$14.05

Target RSUs: (1)
Awards outstanding, beginning of period	394,497	$13.06	86,666	$16.57
Granted	214,755	12.50	106,850	11.97
Vested	(68,896)	14.42	(33,213)	13.50
Awards outstanding, end of period	540,356	$12.66	160,303	$14.14

Target PSUs: (2)
Awards outstanding, beginning of period	276,866	$13.17	201,284	$16.60
Granted	322,132	12.50	160,277	11.97
Vested	—	—	—	—
Awards outstanding, end of period	598,998	$12.81	361,561	$16.60
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

As of March 31, 2024, the Company expects 95% of the remaining target PSUs will be settled on their vesting dates. The three-year performance period for 84,695 of target PSUs ended on December 31, 2023, of which 42,348 units were converted to shares of common stock during the three months ended March 31, 2024.

The Company has DERs accrued for RSUs and PSUs of $0.4 million and $0.6 million, respectively, as of March 31, 2024 compared to $0.4 million and $0.8 million, respectively, as of December 31, 2023, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.” During the three months ended March 31, 2024, the Company paid $0.4 million in cash to settle DERs related to RSUs and PSUs awards granted in 2021.

Total share-based compensation expense recognized by the Company for the three months ended March 31, 2024 was $4.3 million compared to $1.0 million for the three months ended March 31, 2023. The increase in share-based compensation for the quarter ended March 31, 2024 is due to accelerated recognition of expense for certain stock incentive awards granted in March 2024 to retirement eligible employees. The following table discloses the

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Company’s remaining compensation expense related to stock awards it has granted as of March 31, 2024, which will be amortized over the period disclosed:

	March 31, 2024
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$685	2.2 years
RSUs	4,360	2.5 years
PSUs	2,810	2.5 years
Total	$7,855	2.5 years

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 8     – SUBSEQUENT EVENT

On April 18, 2024, the Board of Directors of the Company authorized a new share repurchase program (the “Program”), which replaces the Company’s prior repurchase program that expired on March 31, 2024. The Program authorizes the repurchase up to $100 million of its common stock and up to $50 million of its preferred stock through open market transactions, privately negotiated transactions, trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), block transactions or otherwise. The Program permits the Company to repurchase shares of common stock or preferred stock at any time or from time-to-time at management’s discretion. The Program is authorized through April 30, 2026, although it may be modified or terminated by the Board at any time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2023 Form 10-K. References herein to “Dynex,” the “Company,” “we,” “us,” and “our” include Dynex Capital, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition, or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition, or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

    For more information about our business including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1, “Business” of our 2023 Form 10-K.

EXECUTIVE OVERVIEW

At the end of 2023, the 10-year U.S. Treasury rate was at 3.88% and was down from a peak of almost 5% in October 2023. Many forecasts were predicting multiple U.S. Federal Funds rate cuts would be coming in 2024 and 2025. The economic data released in the first quarter of 2024 showed that the U.S. economy ended 2023 on a strong footing and started 2024 with solid momentum. GDP, which rose over 3% on an annualized basis in the fourth quarter of 2023, was tracking near 3% for the first quarter of 2024. The labor market remained strong, driving continued gains in consumer spending, especially in the services sectors.

With strong economic and employment news, the U.S. Federal Funds rate cuts anticipated at the beginning of 2024 have shifted to later in 2024, with some forecasters not predicting any Federal Funds rate cuts until 2025. This change in sentiment resulted in the back end of the yield curve increasing during the first quarter of 2024, with the 10-year U.S. Treasury closing at 4.20% as of March 31, 2024. The U.S. 10-year Treasury rate has continued increasing into the second quarter of 2024, from the lows seen at the end of 2023. The mortgage spreads to Treasuries were flat to slightly tighter as of March 31, 2024 compared to December 31, 2023, although spreads widened in February 2024 as the 10-year U.S. Treasury rate trended up. Dynex used this opportunity to add Agency RMBS TBAs to its investment portfolio.

Market Data
The charts below show the range of U.S. Treasury rates for the past three months and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:		Change in Spreads YTD
Investment Type:	March 31, 2024	December 31, 2023
Agency RMBS: (1)
2.0% coupon	84	76	8
2.5% coupon	84	78	6
3.0% coupon	84	79	5
3.5% coupon	78	75	3
4.0% coupon	74	74	—
4.5% coupon	71	73	(2)
5.0% coupon	68	69	(1)
5.5% coupon	65	66	(1)
6.0% coupon	62	60	2
Agency DUS (Agency CMBS)(2)	65	76	(11)
Freddie K AAA IO (Agency CMBS IO)(2)	165	180	(15)
AAA CMBS IO (Non-Agency CMBS IO)(2)	168	225	(57)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of Results

Our total economic return of $0.28 per common share for the first quarter of 2024 consisted of a decline in book value of $(0.11) per common share and dividends declared of $0.39 per common share. Operating expenses for the first quarter of 2024 included an increase of $0.05 per common share in share-based compensation expense due to accelerated vesting conditions for certain March 2024 grants.
Net gains on our hedging portfolio exceeded net losses on our investment portfolio by $37.3 million. Though the 10-year U.S. Treasury rate increased over 30 basis points during the first quarter, which negatively impacted the fair value of our investment portfolio, losses were offset by modest spread tightening on some of our investments and gains on U.S. Treasury futures used as interest rate hedging instruments.
Book value was also impacted by approximately $(0.07) per common share from equity issued during the first quarter. We did not issue any common shares from March 31, 2024 through the filing date of this Quarterly Report on Form 10-Q.

The following table summarizes the changes in the Company's financial position during the first quarter of 2024:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of December 31, 2023 (1)			$759,235	$13.31
Net interest expense		$(3,192)
G & A and other operating expenses		(11,301)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$(87,292)
TBAs	(15,175)
U.S. Treasury futures	139,810
Total net change in fair value		37,343
Comprehensive income to common shareholders			20,927	0.35
Capital transactions:
Net proceeds from stock issuance (2)			90,533	(0.07)
Common dividends declared			(23,663)	(0.39)
Balance as of March 31, 2024 (1)			$847,032	$13.20
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $86.8 million from the common stock ATM program and $3.7 million from share-based compensation grants, net of amortization. The amount shown for “per common share” includes the impact of the increase in the number of common shares outstanding.

Current Outlook

While periods of volatility will always arise, we expect higher volatility to be less persistent than it was in the past two years, improving the ability to earn the leveraged yield spread on our mortgage portfolio relative to our Treasury futures hedging portfolio. Moreover, costs related to adjusting hedges should decline over time with more certainty around path of the Federal Reserve’s monetary policy. In the medium- and long-term, we expect the portfolio to generate compelling returns for our shareholders. A thorough analysis of the global macroeconomic environment remains at the core of our disciplined investment process. Geopolitical risk and the U.S. election remain high on our considerations for evaluating investment opportunities. Over the medium – and long-run, we continue to expect tighter equilibrium spreads for Agency MBS and, in the absence of severe disruptions, would regard any short-term widening as opportunities for new investment.

FINANCIAL CONDITION

Investment Portfolio
Our investment portfolio (including TBAs) as of March 31, 2024 increased 11% compared to December 31, 2023. The following charts compare the composition of our MBS portfolio including TBA securities as of the dates indicated:

The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	March 31, 2024
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$696,233	$707,989	$559,217	42	4.3%	6.71	5.08%
2.5%	598,717	621,886	502,714	43	4.0%	6.56	5.02%
4.0%	347,937	348,500	326,119	37	5.1%	5.83	5.00%
4.5%	1,363,175	1,331,442	1,307,279	18	4.2%	5.42	5.13%
5.0%	2,037,775	2,003,091	2,000,866	12	4.9%	4.62	5.29%
5.5%	885,118	887,741	887,012	11	4.3%	3.94	5.46%
TBA 4.0%	262,000	241,204	242,974	n/a	n/a	6.20	5.01%
TBA 4.5%	223,000	212,672	212,529	n/a	n/a	5.30	5.17%
TBA 5.0%	518,000	507,111	505,940	n/a	n/a	4.37	5.35%
TBA 5.5%	1,250,000	1,239,104	1,244,695	n/a	n/a	3.37	5.57%
TBA 6.0%	200,000	200,938	201,961	n/a	n/a	2.36	5.65%
Total	$8,381,955	$8,301,678	$7,991,306	20	4.5%	4.79	5.28%

	December 31, 2023
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$708,528	$720,611	$586,361	39	4.4%	6.81	4.60%
2.5%	608,580	632,343	525,018	40	4.5%	6.62	4.59%
4.0%	354,382	354,965	339,212	34	5.5%	5.65	4.67%
4.5%	1,383,019	1,350,697	1,348,108	15	5.0%	5.08	4.88%
5.0%	2,070,473	2,035,088	2,057,309	9	4.7%	4.24	5.10%
5.5%	897,520	900,218	907,524	8	5.0%	3.58	5.29%
TBA 4.0%	262,000	240,641	248,040	n/a	n/a	5.89	4.72%
TBA 4.5%	223,000	210,940	216,415	n/a	n/a	4.75	4.92%
TBA 5.0%	518,000	490,466	512,982	n/a	n/a	3.98	5.15%
TBA 5.5%	200,000	191,926	201,047	n/a	n/a	2.81	5.36%
TBA 6.0%	200,000	193,369	203,219	n/a	n/a	2.15	5.37%
Total	$7,425,502	$7,321,264	$7,145,235	17	4.8%	4.72	4.98%
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

Approximately 3% of our MBS portfolio as of March 31, 2024 is comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well for the last decade versus other sectors of the commercial real estate market. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.6% of the loans in K-deals are current as of February 2024. Our non-Agency CMBS IO were all originated prior to 2018 with a weighted average remaining life of less than 2 years. The underlying loans for the non-Agency CMBS IO securities are collateralized by a number of different property types including: 27% retail, 25% office, 15% multifamily, 12% hotel and 21% all other real estate categories. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as current risk versus reward remains unattractive relative to Agency RMBS.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	March 31, 2024
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$118,473	$111,762	3.9	4.99%
Agency CMBS IO	132,314	124,484	5.8	5.41%
Non-Agency CMBS IO	20,686	21,105	1.2	15.05%
Total	$271,473	$257,351

	December 31, 2023
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$121,799	$115,595	4.1	4.74%
Agency CMBS IO	140,824	133,302	5.9	5.19%
Non-Agency CMBS IO	26,490	26,416	1.1	13.32%
Total	$289,113	$275,313
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

Derivative Assets and Liabilities
The table below discloses details on the Company's interest rate hedges held as of March 31, 2024 compared to hedging portfolio held as of December 31, 2023:

Notional Amount Long (Short)	March 31, 2024	December 31, 2023
($s in thousands)
30-year U.S. Treasury futures	$(700,000)	$(700,000)
10-year U.S. Treasury futures	(4,475,000)	(4,180,000)
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	March 31, 2024	December 31, 2023	March 31, 2023
Net interest expense	$(3,192)	$(2,277)	$(462)
Realized loss on sales of investments, net	—	—	(23,315)
Unrealized (loss) gain on investments, net	(70,024)	263,992	57,120
Gain (loss) on derivative instruments, net	124,635	(228,603)	(67,267)
Operating expenses, net	(11,301)	(8,808)	(7,798)
Preferred stock dividends	(1,923)	(1,923)	(1,923)
Net income (loss) to common shareholders	38,195	22,381	(43,645)
Other comprehensive (loss) income	(17,268)	59,267	14,793
Comprehensive income (loss) to common shareholders	$20,927	$81,648	$(28,852)

Net Interest Expense for the Three Months Ended March 31, 2024 Compared to the Three Months Ended December 31, 2023
Interest income for the three months ended March 31, 2024 was relatively flat compared to the three months ended December 31, 2023 because we did not purchase any specified pools of MBS during the first quarter of 2024. Our interest expense on our repurchase agreement financing continues to exceed our interest income from investments due to the increased Federal Funds rate set by the Federal Reserve.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31, 2024			December 31, 2023
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$64,281	$5,938,131	4.33%	$63,816	$5,917,053	4.31%
Agency CMBS	925	119,286	3.04%	923	121,939	2.97%
CMBS IO (5)	2,654	160,261	6.28%	2,625	175,518	5.36%
Non-Agency MBS and other investments	22	1,773	4.86%	27	2,064	4.99%
MBS and loans	$67,882	$6,219,451	4.36%	$67,391	$6,216,574	4.32%
Cash equivalents	3,643			3,797
Total interest income	$71,525			$71,188

Repurchase agreement financing	(74,717)	5,365,575	(5.51)%	(73,465)	5,168,821	(5.56)%
Net interest expense/net interest spread	$(3,192)		(1.15)%	$(2,277)		(1.24)%
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

Net Interest Expense for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Our interest income from MBS and loans for the three months ended March 31, 2024 has increased more than 150% since the three months ended March 31, 2023, due to our purchases of higher coupon Agency RMBS over the past year. The majority of these purchases were financed using repurchase agreements. In addition to a larger average balance of borrowings, the financing cost for these short-term borrowing agreements, which are highly correlated with the Federal Funds rate (discussed in Executive Overview), has also increased since the first quarter of 2023. As a result, our net interest expense decreased to $(3.2) million for the three months ended March 31, 2024, compared to $(0.5) million for the three months ended March 31, 2023. However, our net interest spread for the three months ended March 31, 2024 improved 47 basis points compared to the same period in 2023.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31,
	2024			2023
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$64,281	$5,938,131	4.33%	$23,526	$3,204,610	2.94%
Agency CMBS	925	119,286	3.04%	884	128,625	2.80%
CMBS IO (5)	2,654	160,261	6.28%	2,542	230,033	4.04%
Non-Agency MBS and other investments	22	1,773	4.86%	40	2,700	4.98%
MBS and loans	$67,882	$6,219,451	4.36%	$26,992	$3,565,968	3.00%
Cash equivalents	3,643			3,854
Total interest income	$71,525			$30,846

Repurchase agreement financing	(74,717)	5,365,575	(5.51)%	(31,308)	2,713,481	(4.62)%
Net interest expense/net interest spread	$(3,192)		(1.15)%	$(462)		(1.62)%
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

Gains (Losses) on Investments and Derivative Instruments
As discussed in “Executive Overview,” the 10-year U.S. Treasury rate increased approximately 32 basis points during the three months ended March 31, 2024, which resulted in net unrealized gains of $139.8 million for our hedging portfolio. Though the 32 basis point increase negatively impacted the fair value of our investment portfolio, these losses were partially buffered by modest spread tightening on some of our assets during the first quarter of 2024.
Conversely, during the three months ended December 31, 2023, our investment portfolio benefited from spread tightening across most of our assets and a falling 10-year U.S. Treasury rate. Higher prices on Agency MBS relative to U.S. Treasury futures resulted in net gains of $381.6 million on our investment portfolio, outpacing net losses of $(287.0) million on our interest rate hedges for the fourth quarter of 2023.
During the three months ended March 31, 2023, the fair value of our assets increased due to a decline of over 40 basis points in the 10-year U.S. Treasury rate, but these gains were partially offset by spread widening on most of our assets. As a result, the losses on our interest rate hedges resulting from the decline in the 10-year U.S. Treasury rate exceeded the net gains on our investment portfolio by $(18.7) million during the first quarter of 2023.

The following provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	March 31, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(69,676)	$(17,377)	$(87,053)
Agency CMBS	—	(190)	(316)	(506)
CMBS IO	—	(194)	378	184
Other non-Agency and loans	—	36	47	83
Subtotal	—	(70,024)	(17,268)	(87,292)
TBA securities (1)	32,114	(47,289)	—	(15,175)
Net gain (loss) on investments	$32,114	$(117,313)	$(17,268)	$(102,467)

Interest rate hedging portfolio:
U.S. Treasury futures	$(25,658)	$165,468	$—	$139,810
Net (loss) gain on interest rate hedges	$(25,658)	$165,468	$—	$139,810

Total net gain (loss)	$6,456	$48,155	$(17,268)	$37,343

	Three Months Ended
	December 31, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$261,998	$54,070	$316,068
Agency CMBS	—	911	2,660	3,571
CMBS IO	—	1,075	2,529	3,604
Other non-Agency and loans	—	8	8	16
Subtotal	—	263,992	59,267	323,259
TBA securities (1)	(17,375)	75,742	—	58,367
Net (loss) gain on investments	$(17,375)	$339,734	$59,267	$381,626

Interest rate hedging portfolio:
U.S. Treasury futures	$38,548	$(326,051)	$—	$(287,503)
Put options on U.S. Treasury futures	1,807	(1,273)	—	534
Net gain (loss) on interest rate hedges	$40,355	$(327,324)	$—	$(286,969)

Total net gain	$22,980	$12,410	$59,267	$94,657

	Three Months Ended
	March 31, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(23,315)	$55,779	$11,238	$43,702
Agency CMBS	—	237	1,046	1,283
CMBS IO	—	1,092	2,507	3,599
Other non-Agency and loans	—	12	2	14
Subtotal	(23,315)	57,120	14,793	48,598
TBA securities (1)	(13,488)	56,852	—	43,364
Net (loss) gain on investments	$(36,803)	$113,972	$14,793	$91,962

Interest rate hedging portfolio:
U.S. Treasury futures	$88,871	$(195,244)	$—	$(106,373)
Put options on U.S. Treasury futures	152	(4,410)	—	(4,258)
Net gain (loss) on interest rate hedges	$89,023	$(199,654)	$—	$(110,631)

Total net gain (loss)	$52,220	$(85,682)	$14,793	$(18,669)
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.

Operating Expenses
Operating expenses for the three months ended March 31, 2024 increased $2.5 million compared to the three months ended December 31, 2023 and increased $3.5 million compared to the three months ended March 31, 2023 primarily due to increased share-based compensation expenses, of which $3.2 million related to accelerated recognition of expense for certain stock incentive awards granted in March 2024 to retirement eligible employees.

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
Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	March 31, 2024	December 31, 2023
($s in thousands except per share data)
Comprehensive income to common shareholders	$20,927	$81,648
Less:
Change in fair value of investments (1)	87,292	(323,259)
Change in fair value of derivative instruments, net (2)	(125,903)	227,759
EAD to common shareholders	$(17,684)	$(13,852)
Average common shares outstanding	59,008,316	56,691,069
EAD per common share	$(0.30)	$(0.24)

Net interest expense	$(3,192)	$(2,277)
TBA drop loss (3)	(1,268)	(844)
Adjusted net interest expense	$(4,460)	$(3,121)
Total operating expenses	(11,301)	(8,808)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders	$(17,684)	$(13,852)
(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)Amount includes unrealized gains and losses from changes in fair value of derivatives (including TBAs accounted for as derivative instruments) and realized gains and losses on terminated derivatives and excludes TBA drop loss.
(3)TBA drop income (loss) is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

We primarily use U.S. Treasury futures to hedge the impact of increasing interest rates on our borrowing costs and the fair value of our investments. In the past, we used interest rate swaps to hedge interest rate risk and included the net periodic interest benefit/cost of those instruments in each of the non-GAAP measures mentioned above. Management is using U.S. Treasury futures instead of interest rate swaps because U.S. Treasury futures generally have lower margin requirements and offer more liquidity and flexibility in the current volatile interest rate environment. The Company’s realized gains on its U.S. Treasury futures as well as other interest rate hedges are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated but are not included in EAD or adjusted net interest income during any reporting period. Furthermore, because the majority of the U.S. Treasury futures and other derivative instruments are designated as hedges for tax purposes, the realized gains are not distributable to our shareholders until amortized into REIT taxable income over the period originally hedged. Additional information regarding the expected impact of deferred tax hedge amortization on our estimated REIT taxable income is discussed in “Executive Overview” and “Liquidity and Capital Resources.”

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
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unencumbered Agency MBS, which are recognized as assets on our consolidated balance sheet. We also include in our measure of liquidity the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Though the fair value of this noncash collateral is not recorded on our consolidated balance sheet, we include this amount in our liquidity measure because we have the right repledge the noncash collateral pledged to us by our counterparties. Our liquidity as of March 31, 2024 was $577.1 million, which consisted of unrestricted cash of $295.7 million, unencumbered Agency MBS with a fair value of $269.9 million, and noncash collateral received from our counterparties, which consisted of U.S. Treasuries and Agency RMBS, with a fair value of $11.5 million. Our liquidity as of December 31, 2023 was $453.6 million.
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
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 8.1 times shareholders’ equity as of March 31, 2024. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Leverage based on repurchase agreement amounts outstanding was 5.5 times shareholders’ equity as of March 31, 2024.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2024	$5,284,708	$5,365,575	$5,469,434
December 31, 2023	5,381,104	5,168,821	5,381,354
September 30, 2023	5,002,230	4,773,435	5,037,440
June 30, 2023	4,201,901	3,447,406	4,203,788
March 31, 2023	2,937,124	2,713,481	2,959,263
December 31, 2022	2,644,405	2,727,274	3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of March 31, 2024 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of March 31, 2024, we had amounts outstanding under 28 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of March 31, 2024, and we are not aware of circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of March 31, 2024, we had cash collateral posted to our counterparties of $122.6 million under these agreements.
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
Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our financing costs and fair value of our investments. Realized and unrealized gains (losses) on these derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are not included in EAD to common shareholders during any reporting period. Furthermore, because we designate the majority of our derivative instruments as interest rate hedges for tax purposes, realized gains and losses recognized in GAAP net income are generally not recognized in REIT taxable income until future periods. The following table provides the projected amortization of our net deferred tax hedge gains as of March 31, 2024 that will be recognized as taxable income over the periods indicated, though recognition of deferred tax hedge gains and losses may be accelerated if the underlying instrument originally hedged is terminated or paid off:

Period of Recognition for Remaining Hedge Gains, Net	March 31, 2024
($ in thousands)
Second quarter 2024	$25,509
Third quarter 2024	25,583
Fourth quarter 2024	25,680
Fiscal year 2025	103,523
Fiscal year 2026 and thereafter	649,895
$830,190

As of March 31, 2024, we also had $590.8 million in capital loss carryforwards, the majority of which expire by 2028, and NOL carryforwards of $8.1 million, which will expire over the next two years. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2024 or in any given year.
We generally fund dividend distributions through portfolio cash flows. If we make dividend distributions in excess of our portfolio cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to "Operating and Regulatory Structure" within Part I, Item 1, "Business" as well as Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K for additional important information regarding dividends declared on our taxable income.
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

Critical accounting estimates are defined as those that require management's most difficult, subjective, or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024.
FORWARD-LOOKING STATEMENTS
Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, taking into account all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update, or revise any forward-looking statement whether as a result of new information, future events, or otherwise.
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
•The impact of recent bank failures, potential new regulations and the potential for other bank failures this year;
•The impact of debt ceiling negotiations on interest rates, spreads, the U.S. Treasury market as well as the impact more broadly on fixed income and equity markets:
•Uncertainties regarding the war between Russia and Ukraine or Israel and Hamas and the related impacts on macroeconomic conditions, including, among other things, interest rates;
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
Forward-looking statements are inherently subject to risks, uncertainties and other factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Not all of these risks and other factors are known to us. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. The projections, assumptions, expectations, or beliefs upon which the forward-looking statements are based can also change as a result of these risks or other factors. If such a risk or other factor materializes in future periods, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements.
While it is not possible to identify all factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements, or that may cause our projections, assumptions, expectations, or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those incorporated by reference into Part II, Item 1A, “Risk Factors”;
•our ability to find suitable reinvestment opportunities;
•changes in domestic economic conditions;

•geopolitical events, such as terrorism, war or other military conflict, including increased uncertainty regarding the wars between Russia and the Ukraine and between Israel and Hamas, and the related impact on macroeconomic conditions as a result of such conflict;
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

	March 31, 2024
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.2%	31.5%	1.7%	16.6%	(1.8)%	(17.6)%	(3.7)%	(35.7)%
CMBS	—%	0.4%	—%	0.2%	—%	(0.2)%	—%	(0.3)%
CMBS IO	—%	0.4%	—%	0.2%	—%	(0.2)%	—%	(0.4)%
TBAs	0.9%	8.8%	0.5%	5.1%	(0.6)%	(6.2)%	(1.4)%	(13.2)%
Interest rate hedges	(4.9)%	(47.7)%	(2.4)%	(23.5)%	2.3%	22.8%	4.6%	44.8%
Total	(0.7)%	(6.7)%	(0.2)%	(1.5)%	(0.1)%	(1.4)%	(0.5)%	(4.9)%

	December 31, 2023
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.5%	33.8%	1.8%	17.9%	(2.0)%	(19.4)%	(4.1)%	(39.6)%
CMBS	—%	0.4%	—%	0.2%	—%	(0.2)%	—%	(0.4)%
CMBS IO	0.1%	0.5%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.5)%
TBAs	0.6%	5.9%	0.3%	3.3%	(0.4)%	(4.0)%	(0.9)%	(8.5)%
Interest rate hedges	(5.3)%	(51.6)%	(2.6)%	(25.3)%	2.5%	24.6%	5.0%	48.7%
Total	(1.1)%	(11.0)%	(0.4)%	(3.6)%	0.1%	0.8%	—%	(0.3)%

				March 31, 2024		December 31, 2023
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.1)%	(0.7)%	0.1%	1.4%
		+50	+100	(0.4)%	(3.7)%	0.1%	0.8%
	Flattening	+50	+25	(0.2)%	(1.7)%	—%	(0.5)%
		+100	+50	(0.3)%	(2.7)%	—%	(0.3)%
Bullish	Steepening	-25	+0	0.3%	2.8%	0.3%	2.5%
		-50	-10	0.5%	4.5%	0.4%	3.6%
		-75	-25	0.5%	5.4%	0.4%	3.8%
	Flattening	+0	-25	(0.1)%	(1.1)%	(0.2)%	(2.0)%
		-10	-50	(0.3)%	(2.8)%	(0.5)%	(4.7)%
		-25	-75	(0.6)%	(6.0)%	(0.9)%	(8.8)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

In bearish-rate shifts where interest rates are increasing, models project the market value of our investments, net of hedging and our common equity as of March 31, 2024, will decline more versus that as December 31, 2023, primarily as a result of having a larger portfolio. We added a notional amount of approximately $1.0 billion in TBAs during the first quarter of 2024. Furthermore, the larger portfolio as of March 31, 2024 means more extension risk in higher interest rate scenarios.

In bullish-rate shifts where the yield curve flattens due to declining interest rates, models projected the market value of our investments, net of hedges and our common equity as of March 31, 2024 will decline less versus that as of December 31, 2023, because of the additional duration of the aggregate portfolio resulting from the assets extending. In bullish-rate shifts where the yield curve steepens due to declining interest rates, models project higher increases in market value of our investments, net of hedges and common equity due to having a larger portfolio as of March 31, 2024 versus December 31, 2023.

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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	March 31, 2024		December 31, 2023
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(10.6)%	(1.1)%	(10.8)%
+10	(0.5)%	(5.3)%	(0.5)%	(5.4)%
-10	0.5%	5.3%	0.5%	5.4%
-20/-50 (2)	1.1%	10.6%	1.1%	10.8%
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
We seek to manage our prepayment risk on our MBS by diversifying our investments and investing in securities which either contain loans for which the underlying borrowers have disincentive to refinance or have some provision of prepayment prohibition or yield maintenance as is the case with CMBS and CMBS IO. Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer.
Our prepayment risk as of March 31, 2024 has declined relative to prior periods as the majority of our MBS portfolio consists of securities owned near or below par and prepayment speeds have declined in the current higher interest rate environment. However, if higher yielding investments prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at comparable yields. Our net interest income may be negatively impacted if the proceeds from prepayments are reinvested into assets with lower yields. In an increasing interest rate environment, lower yielding assets with a fixed rate may extend or prepay slower than anticipated. Because we finance our investments with short-term repurchase agreement financing, we may be required to finance our investments at a higher interest rate without the ability to reinvest principal into higher yielding securities. As a result of rising financing costs, our net interest income could fall or could be negative for extended periods of time.

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
For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, and in particular, during the current macroeconomic environment, please refer to “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q as well as within Item 7 of our 2023 Form 10-K.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2023 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The Company’s Board of Directors has authorized a share repurchase program (the “Program”) of up to $60 million of the Company’s outstanding shares of common stock and up to $30 million of the Company’s Series C Preferred Stock through open market transactions, privately negotiated transactions, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act, block transactions or otherwise. The Program permits the Company to repurchase shares of common stock or Series C Preferred Stock at any time or from time-to-time at management’s discretion. The actual means and timing of any shares purchased under the Program will depend on a variety of factors, including, but not limited to, the market prices of the common stock and the Series C Preferred Stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program does not obligate the Company to purchase any shares, and any open market repurchases under the Program will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. The Program was authorized through March 31, 2024. In April 2024, the Board of Directors authorized a new share repurchase program for up to $100 million of the Company’s outstanding shares of common stock and up to $50 million of the Company’s Series C Preferred Stock, authorized through April 30, 2026 , although it may be modified or terminated by the Board of Directors at any time.

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended March 31, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended March 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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

10.41.1*	Form of Performance Stock Unit Award Agreement for Executive Officers (for awards on or after March 8, 2024) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).
10.41.2*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after March 8, 2024) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).
10.41.3*
Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after March 10, 2023 through March 7, 2024) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).

10.41.4*
Form of Performance Stock Unit Award Agreement for Executive Officers (for awards on or after March 10, 2023 through March 7, 2024) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (filed herewith).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	April 26, 2024	/s/ Byron L. Boston
Byron L. Boston
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	April 26, 2024	/s/ Robert S. Colligan
Robert S. Colligan
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial Officer)