Form 10-Q
period 2024-06-30
DYNEX CAPITAL INC
filed 2024-07-26
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
Yes           ☐           No            ☒

On July 24, 2024, the registrant had 74,707,776 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Cash and cash equivalents	$286,132	$119,639
Cash collateral posted to counterparties	123,131	118,225
Mortgage-backed securities (including pledged of $5,788,148 and $5,880,747, respectively), at fair value	6,193,139	6,038,948
Due from counterparties	27,379	1,313
Derivative assets	8,461	54,361
Accrued interest receivable	28,323	28,727
Other assets, net	17,037	8,537
Total assets	$6,683,602	$6,369,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$5,494,428	$5,381,104
Due to counterparties	49,606	95
Derivative liabilities	2,032	—
Cash collateral posted by counterparties	19,382	46,001
Accrued interest payable	54,567	53,194
Accrued dividends payable	12,785	10,320
Other liabilities	5,539	8,301
Total liabilities	5,638,339	5,499,015

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 74,707,776 and 57,038,247 shares issued and outstanding, respectively	747	570
Additional paid-in capital	1,620,355	1,404,431
Accumulated other comprehensive loss	(177,556)	(158,502)
Accumulated deficit	(506,126)	(483,607)
Total shareholders’ equity	1,045,263	870,735
Total liabilities and shareholders’ equity	$6,683,602	$6,369,750
See accompanying notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
($s in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME (EXPENSE)
Interest income	$76,054	$42,212	$147,580	$73,058
Interest expense	(74,767)	(45,142)	(149,484)	(76,450)
Net interest income (expense)	1,287	(2,930)	(1,904)	(3,392)

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	(1,506)	(51,601)	(1,506)	(74,916)
Unrealized (loss) gain on investments, net	(41,977)	488	(112,001)	57,609
Gain on derivative instruments, net	41,135	116,012	165,771	48,745
Total other (losses) gains, net	(2,348)	64,899	52,264	31,438

EXPENSES
Compensation and benefits	(3,284)	(3,617)	(10,461)	(7,367)
Other general and administrative	(3,358)	(3,580)	(7,062)	(7,202)
Other operating expenses	(601)	(435)	(1,022)	(861)
Total operating expenses	(7,243)	(7,632)	(18,545)	(15,430)

Net (loss) income	(8,304)	54,337	31,815	12,616
Preferred stock dividends	(1,923)	(1,923)	(3,847)	(3,847)
Net (loss) income to common shareholders	$(10,227)	$52,414	$27,968	$8,769

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(1,786)	$(9,443)	$(19,054)	$5,350
Total other comprehensive (loss) income	(1,786)	(9,443)	(19,054)	5,350
Comprehensive (loss) income to common shareholders	$(12,013)	$42,971	$8,914	$14,119

Weighted average common shares-basic	66,954,870	54,137,327	63,003,545	53,981,463
Weighted average common shares-diluted	66,954,870	54,585,082	63,913,156	54,327,385
Net (loss) income per common share-basic	$(0.15)	$0.97	$0.44	$0.16
Net (loss) income per common share-diluted	$(0.15)	$0.96	$0.44	$0.16
See accompanying notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,460,000	$107,843	57,038,247	$570	$1,404,431	$(158,502)	$(483,607)	$870,735
Stock issuance	—	—	7,007,448	70	86,736	—	—	86,806
Restricted stock granted, net of amortization	—	—	46,544	—	510	—	—	510
Other share-based compensation, net of amortization	—	—	111,245	1	3,759	—	—	3,760
Adjustments for tax withholding on share-based compensation	—	—	(42,553)	—	(527)	—	—	(527)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	40,118	40,118
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(23,663)	(23,663)
Other comprehensive loss	—	—	—	—	—	(17,268)	—	(17,268)
Balance as of March 31, 2024	4,460,000	$107,843	64,160,931	$641	$1,494,893	$(175,770)	$(469,075)	$958,532
Stock issuance	—	—	10,508,777	105	124,739	—	—	124,844
Restricted stock granted, net of amortization	—	—	38,068	1	190	—	—	191
Other share-based compensation, net of amortization	—	—	—	—	724	—	—	724
Stock issuance costs	—	—	—	—	(191)	—	—	(191)
Net loss	—	—	—	—	—	—	(8,304)	(8,304)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(26,824)	(26,824)
Other comprehensive loss	—	—	—	—	—	(1,786)	—	(1,786)
Balance as of June 30, 2024	4,460,000	$107,843	74,707,776	$747	$1,620,355	$(177,556)	$(506,126)	$1,045,263

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328
Stock issuance	—	—	199,274	2	2,769	—	—	2,771
Restricted stock granted, net of amortization	—	—	27,932	—	360	—	—	360
Other share-based compensation, net of amortization	—	—	33,213	1	649	—	—	650
Adjustments for tax withholding on share-based compensation	—	—	(20,600)	—	(276)	—	—	(276)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(41,722)	(41,722)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,137)	(21,137)
Other comprehensive income	—	—	—	—	—	14,793	—	14,793
Balance as of March 31, 2023	4,460,000	$107,843	53,876,914	$539	$1,361,000	$(166,553)	$(448,001)	$854,828
Stock issuance	—	—	296,600	3	3,540	—	—	3,543
Restricted stock granted, net of amortization	—	—	46,085	—	296	—	—	296
Other share-based compensation, net of amortization	—	—	—	—	833	—	—	833
Adjustments for tax withholding on share-based compensation	—	—	(15,280)	—	(169)			(169)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	54,337	54,337
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,324)	(21,324)
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Balance as of June 30, 2023	4,460,000	$107,843	54,204,319	$542	$1,365,484	$(175,996)	$(416,911)	$880,962

See accompanying notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$31,815	$12,616
Adjustments to reconcile net income to cash provided by operating activities:
Realized loss on sales of investments, net	1,506	74,916
Unrealized loss (gain) on investments, net	112,001	(57,609)
Gain on derivative instruments, net	(165,771)	(48,745)
Amortization of investment premiums, net	26,483	38,924
Other amortization and depreciation	925	1,193
Share-based compensation expense	5,184	2,140
Decrease (increase) in accrued interest receivable	404	(7,728)
Increase in accrued interest payable	1,373	17,344
Change in other assets and liabilities, net	(12,415)	2,176
Net cash provided by operating activities	1,505	35,227
Investing activities:
Purchases of investments	(501,921)	(2,109,585)
Principal payments received on trading securities	186,048	73,849
Principal payments received on available-for-sale investments	37,948	47,919
Proceeds from sales of trading securities	13,782	348,091
Principal payments received on mortgage loans held for investment	441	502
Net receipts on derivatives, including terminations	187,635	64,290
(Decrease) increase in cash collateral posted by counterparties	(26,618)	5,190
Net cash used in investing activities	(102,685)	(1,569,744)
Financing activities:
Borrowings under repurchase agreements	27,001,079	10,999,164
Repayments of repurchase agreement borrowings	(26,887,755)	(9,441,668)
Proceeds from issuance of common stock	211,650	6,314
Payments related to tax withholding for share-based compensation	(527)	(445)
Dividends paid	(51,868)	(45,971)
Net cash provided by financing activities	272,579	1,517,394

Net increase (decrease) in cash, including cash posted to counterparties	171,399	(17,123)
Cash including cash posted to counterparties at beginning of period	237,864	449,877
Cash including cash posted to counterparties at end of period	$409,263	$432,754

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$148,111	$59,105
See accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of June 30, 2024, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2024. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of June 30, 2024.

Consolidation and Variable Interest Entities

The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries and variable interest entities (“VIE”) for which it is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates a VIE if the Company is determined to be the VIE’s primary beneficiary, which is defined as the party that has both (i) the power to control the activities that most significantly impact the VIE’s financial performance; and (ii) the right to receive benefits or absorb losses that could potentially be significant to the VIE. The Company reconsiders its evaluation of whether to consolidate a VIE on an ongoing basis, based on changes in the facts and circumstances pertaining to the VIE. Though the Company invests in Agency and non-

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Agency MBS which are generally considered to be interests in VIEs, the Company does not consolidate these entities because it does not meet the criteria to be deemed a primary beneficiary. The maximum exposure to loss for these VIEs is the carrying value of the MBS.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of June 30, 2024, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the six months ended June 30, 2024:

($s in thousands)	June 30, 2024
Cash and cash equivalents	$286,132
Cash collateral posted to counterparties	123,131
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$409,263

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

Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of IO securities) and the contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS are amortized or accreted into interest income over the projected life of such securities using the effective interest method, and adjustments to premium amortization and discount accretion are made for actual cash payments received. The Company’s projections of future cash payments are based on input received from external sources and internal models and may include assumptions about the amount and timing of loan prepayment rates, fluctuations in interest rates, credit losses, and other factors. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flow projections and updates the yield recognized on these assets.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Derivative Instruments

Derivatives are carried at fair value, and changes in the fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement, are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

The Company’s interest rate swaps are pay-fixed, which involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. These agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”), which requires the Company to post initial margin as determined by the CME, and additional variation margin is exchanged, typically in cash, for changes in the fair value of the interest rate swaps. Similar to the Company’s U.S. Treasury futures, the exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, any margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s consolidated balance sheets. Changes in the fair value of these instruments is recorded in “gain(loss) on derivative instruments” until

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

termination or expiration.

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

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of June 30, 2024, 58,503 common shares are available for issuance under the 2020 Plan.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Contingencies

The Company did not have any pending lawsuits, claims, or other contingencies as of June 30, 2024 or December 31, 2023.
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

There were no other accounting pronouncements issued during the six months ended June 30, 2024, that are applicable to the Company and expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2024	2023	2024	2023
Weighted average number of common shares outstanding - basic	66,954,870	54,137,327	63,003,545	53,981,463
Incremental common shares-unvested RSUs	—	160,303	460,118	119,570
Incremental common shares-unvested PSUs	—	287,452	449,493	226,352
Weighted average number of common shares outstanding - diluted	66,954,870	54,585,082	63,913,156	54,327,385

Net (loss) income to common shareholders	$(10,227)	$52,414	$27,968	$8,769
Net (loss) income per common share-basic	$(0.15)	$0.97	$0.44	$0.16
Net (loss) income per common share-diluted	$(0.15)	$0.96	$0.44	$0.16

The calculation of diluted net loss per common share for the three months ended June 30, 2024 excludes unvested RSUs and PSUs of 1,110,206, which would have been anti-dilutive for the period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	June 30, 2024			December 31, 2023
($s in thousands)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$6,353,838	$6,326,070	$5,962,418	$6,022,502	$5,993,922	$5,763,532
Agency CMBS	102,299	102,516	97,482	121,293	121,799	115,595
CMBS IO (1)	n/a	139,994	133,239	n/a	167,314	159,718
Non-Agency other	—	—	—	150	150	103
Total	$6,456,137	$6,568,580	$6,193,139	$6,143,945	$6,283,185	$6,038,948

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $7,321,369 and $3,167,395, respectively, as of June 30, 2024, and $7,723,379 and $3,860,007, respectively, as of December 31, 2023.

	June 30, 2024
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$863,181	$—	$(168,488)	$694,693
Agency CMBS	102,516	—	(5,034)	97,482
CMBS IO	101,780	1,359	(5,392)	97,747
Total	$1,067,477	$1,359	$(178,914)	$889,922

MBS measured at fair value through net income:
Agency RMBS	$5,462,889	$13,333	$(208,497)	$5,267,725
CMBS IO	38,214	—	(2,722)	35,492
Total	$5,501,103	$13,333	$(211,219)	$5,303,217

	December 31, 2023
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$898,420	$—	$(148,606)	$749,814
Agency CMBS	106,527	28	(5,159)	101,396
CMBS IO	126,672	1,296	(6,014)	121,954
Non-Agency other	150	—	(47)	103
Total	$1,131,769	$1,324	$(159,826)	$973,267

MBS measured at fair value through net income:
Agency RMBS	$5,095,502	$48,459	$(130,243)	$5,013,718
Agency CMBS	15,272	—	(1,073)	14,199
CMBS IO	40,642	2	(2,880)	37,764
Total	$5,151,416	$48,461	$(134,196)	$5,065,681

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2024	2023	2024	2023
Agency RMBS	$(43,705)	$1,254	$(113,381)	$57,033
Agency CMBS	1,263	(275)	1,073	(37)
CMBS IO	351	(466)	157	626
Other investments	114	(25)	150	(13)
Total unrealized gain (loss) on investments, net	$(41,977)	$488	$(112,001)	$57,609

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2024	2023	2024	2023
Realized losses on sales of MBS - FVO	$(1,506)	$(51,601)	$(1,506)	$(74,916)
Total realized loss on sales of investments, net	$(1,506)	$(51,601)	$(1,506)	$(74,916)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	June 30, 2024			December 31, 2023
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$6,309	$(263)	7	$3,926	$(149)	4
Non-Agency MBS	164	(3)	1	1,736	(37)	8

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$862,038	$(178,136)	70	$932,682	$(158,651)	78
Non-Agency MBS	11,397	(512)	24	21,704	(989)	41

The unrealized losses on the Company’s MBS designated as AFS were the result of rising interest rates and declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of June 30, 2024 or December 31, 2023. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of June 30, 2024 and December 31, 2023 are summarized in the following tables:

	June 30, 2024			December 31, 2023
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
($s in thousands)
Agency RMBS	$5,284,233	5.46%	$5,562,905	$5,130,438	5.59%	$5,613,212
Agency CMBS	92,472	5.45%	96,046	104,495	5.60%	113,753
Agency CMBS IO	103,281	5.75%	113,334	120,979	5.83%	127,823
Non-Agency CMBS IO	14,442	6.17%	15,863	25,192	6.25%	25,959
Total	$5,494,428	5.46%	$5,788,148	$5,381,104	5.59%	$5,880,747
The Company had borrowings outstanding under 28 different repurchase agreements as of June 30, 2024, and its equity at risk did not exceed 10% with any counterparty as of that date. The Company received noncash collateral with a fair value of $2.4 million pledged by its counterparties to compensate the Company for the increase in fair value of collateral previously pledged in excess of required margin related to its repurchase agreement borrowings outstanding as of June 30, 2024. In accordance with Accounting Standards Codification (“ASC”) Topic 860, the fair value of this noncash collateral is not recorded on the Company’s consolidated balance sheet unless the Company re-pledges the collateral or sells the collateral in the event of default by the counterparty. The Company had not re-pledged any of the noncash collateral pledged by its counterparties as of June 30, 2024.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2024			December 31, 2023
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$2,350,410	5.46%	99	$2,855,917	5.61%	92
30 to 90 days	3,015,537	5.47%	89	2,525,187	5.58%	86
91 to 180 days	128,481	5.43%	113	—	—%	—
Total	$5,494,428	5.46%	94	$5,381,104	5.59%	89

The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $54.6 million as of June 30, 2024 from $53.2 million as of December 31, 2023.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of June 30, 2024.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of June 30, 2024 and December 31, 2023:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2024:
Repurchase agreements	$5,494,428	$—	$5,494,428	$(5,494,428)	$—	$—

December 31, 2023:
Repurchase agreements	$5,381,104	$—	$5,381,104	$(5,381,104)	$—	$—
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

NOTE 5 – DERIVATIVES

Types and Uses of Derivatives Instruments

Interest Rate Derivatives. During the periods presented herein, the Company used short positions in U.S. Treasury futures, interest rate swaps, and put options on U.S. Treasury futures to mitigate the impact of changing interest rates on its repurchase agreement financing costs and the fair value of its investments.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

The table below provides detail of the Company’s gain and losses by type of derivative instrument for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2024	2023	2024	2023
($s in thousands)
U.S. Treasury futures	$64,210	$171,219	$204,021	$64,846
Interest rate swaps	(90)	—	(90)	—
Put options on U.S. Treasury futures	—	(1,211)	—	(5,468)
TBA securities-long positions	(22,985)	(53,996)	(38,160)	(10,633)
Gain on derivative instruments, net	$41,135	$116,012	$165,771	$48,745

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2024	December 31, 2023
			($s in thousands)
TBA securities	Derivative assets	Investing	$8,461	$54,361
Total derivatives assets			$8,461	$54,361

TBA securities	Derivative liabilities	Investing	$2,032	$—
Total derivatives liabilities			$2,032	$—

The Company entered into a 7-year interest rate swap during the three months ended June 30, 2024 with a notional amount of $10.0 million, a pay fixed rate of 4.15%, and a SOFR-based variable receive rate.

Because the daily margin exchanged for the Company’s U.S. Treasury futures and interest rate swaps are considered legal settlement of the derivative as opposed to a pledge of collateral, these instruments have a carrying value of $0 on the Company’s consolidated balance sheets. The Company’s U.S. Treasury futures were in a liability position of $(34.2) million as of June 30, 2024 and $(219.9) million as of December 31, 2023, and its interest rate swaps were in a liability position of $(0.1) million as of June 30, 2024 and $0 as of December 31, 2023. The amount of cash posted by the Company to cover required initial margin for these instruments was $122.2 million as of June 30, 2024 and $118.2 million as of December 31, 2023, which was recorded within “cash collateral posted to counterparties.” The Company had a margin excess of $20.4 million as of June 30, 2024 and $1.3 million as of December 31, 2023, which was recorded within “due from counterparties.”

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

($s in thousands)	June 30, 2024	December 31, 2023
Implied market value (1)	$2,662,350	$1,381,702
Implied cost basis (2)	2,655,920	1,327,341
Net carrying value (3)	$6,430	$54,361
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the six months ended June 30, 2024:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(4,880,000)	$(11,035,000)	$10,520,000	$(5,395,000)
Interest rate swaps	—	(10,000)	—	(10,000)
TBA securities	1,403,000	12,447,000	(11,111,000)	2,739,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2024 and December 31, 2023:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2024
TBA securities	$8,461	$—	$8,461	$(2,032)	$(6,311)	$118
Derivative assets	$8,461	$—	$8,461	$(2,032)	$(6,311)	$118
December 31, 2023
TBA securities	$54,361	$—	$54,361	$—	$(44,153)	$10,208
Derivative assets	$54,361	$—	$54,361	$—	$(44,153)	$10,208

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2024
TBA securities	$2,032	$—	$2,032	$(2,032)	$—	$—
Derivative liabilities	$2,032	$—	$2,032	$(2,032)	$—	$—

December 31, 2023
TBA securities	$—	$—	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—	$—	$—
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

($s in thousands)	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
MBS	$—	$6,193,139	$—	$—	$6,038,845	$103
TBA securities (1)	—	8,461	—	—	54,361	—
Mortgage loans	—	—	1,412	—	—	1,793
Total assets	$—	$6,201,600	$1,412	$—	$6,093,206	$1,896

Liabilities:
TBA securities (1)	$—	$2,032	$—	$—	$—	$—
Total liabilities	$—	$2,032	$—	$—	$—	$—
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

The Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans and certain non-Agency MBS are considered Level 3 assets because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10.2% in measuring the fair value of its Level 3 assets as of June 30, 2024.

The Company’s short positions in U.S. Treasury futures contracts are valued based on exchange pricing and are classified accordingly as Level 1 measurements. Interest rate swaps are valued using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including current benchmark rates and the forward yield curve, and thus their fair values are considered Level 2 measurements. The carrying value of the U.S. Treasury futures contracts and interest rate swaps on the Company’s consolidated balance sheets is $0 because the instruments require daily margin exchanges, which are considered by the settlement agent to represent legal settlement of the contracts on a daily basis.

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of June 30, 2024. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. The terms of the Series C Preferred Stock state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to an annual floating rate of 3-month LIBOR plus a spread of 5.461%. When 3-month LIBOR ceases to be a published, the fallback provision provided in the terms of the Series C Preferred Stock will allow for the Company to appoint a third-party independent financial institution of national standing to select an industry accepted alternative base rate. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on July 15, 2024 to shareholders of record as of July 1, 2024.

Common Stock. During the six months ended June 30, 2024, the Company issued 10,500,000 shares of its common stock through a public offering, resulting in proceeds of $124.5 million, net of issuance costs, and issued 7,016,225 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $86.9 million, net of broker commissions and fees. The Company declared common dividends of $0.39 on its common stock for the three months ended June 30, 2024. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Six Months Ended
	June 30,
	2024		2023
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	104,282	$12.61	133,951	$15.22
Granted	65,668	12.56	74,017	11.27
Vested	(76,355)	12.37	(36,573)	16.75
Awards outstanding, end of period	93,595	$12.78	171,395	$13.19

Target RSUs: (1)
Awards outstanding, beginning of period	394,497	$13.06	86,666	$16.57
Granted	214,755	12.50	106,850	11.97
Vested	(68,896)	14.42	(33,213)	16.96
Awards outstanding, end of period	540,356	$12.66	160,303	$13.42

Target PSUs: (2)
Awards outstanding, beginning of period	276,866	$13.17	201,284	$16.60
Granted	322,132	12.50	160,277	11.97
Vested	—	—	—	—
Awards outstanding, end of period	598,998	$12.81	361,561	$16.60
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

As of June 30, 2024, the Company expects 95% of the remaining target PSUs will be settled on their vesting dates.

The Company has DERs accrued for RSUs and PSUs of $0.6 million and $0.8 million, respectively, as of June 30, 2024 compared to $0.4 million and $0.8 million, respectively, as of December 31, 2023, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

Total share-based compensation expense recognized by the Company for the three and six months ended June 30, 2024 was $0.9 million and $5.2 million compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2023. The increase in share-based compensation for the three and six months ended June 30, 2024 is due to accelerated recognition of expense for certain stock incentive awards granted in March 2024 to

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

retirement eligible employees. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of June 30, 2024, which will be amortized over the period disclosed:

	June 30, 2024
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$975	1.5 years
RSUs	3,932	2.2 years
PSUs	2,514	2.2 years
Total	$7,421	2.1 years

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

EXECUTIVE OVERVIEW

With continued strong economic and employment news, the U.S. Federal Funds rate cuts anticipated at the beginning of 2024 have shifted to later in 2024, with some forecasters not predicting any Federal Funds rate cuts until 2025. This change in sentiment resulted in the back end of the yield curve increasing during the first and second quarters of 2024, with the 10-year U.S. Treasury closing at 4.40% as of June 30, 2024. Given economic and election uncertainty, the mortgage spreads to U.S. Treasuries were wider as of June 30, 2024 compared to December 31, 2023 and March 31, 2024. The bright spot in MBS markets this quarter was a decline in volatility compared to the last two years.

Market Data
The charts below show the range of U.S. Treasury rates for the past six months and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:			Change in Spreads YTD
Investment Type:	June 30, 2024	March 31, 2024	December 31, 2023
Agency RMBS: (1)
2.0% coupon	86	84	76	10
2.5% coupon	87	84	78	9
4.0% coupon	78	74	74	4
4.5% coupon	73	71	73	—
5.0% coupon	67	68	69	(2)
5.5% coupon	68	65	66	2
6.0% coupon	65	62	60	5
Agency DUS (Agency CMBS)(2)	66	65	76	(10)
Freddie K AAA IO (Agency CMBS IO)(2)	150	165	180	(30)
AAA CMBS IO (Non-Agency CMBS IO)(2)	135	168	225	(90)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of Results
This quarter we raised capital of $124.7 million through one public offering and ATM issuances, which we partially deployed into purchases of $551.1 million in specified pools of higher coupon Agency RMBS. We are reserving a portion of the proceeds from this quarter’s capital raise in order to navigate through potential volatility and to deploy into additional investments as spreads widen during the remainder of 2024. We continue to believe equilibrium spreads will decrease from current levels, which will benefit our book value.
Total economic loss was $(0.31) per common share for the second quarter of 2024, comprised of a $(0.70) decline in book value per common share offset by dividends declared of $0.39 per common share. The decline in book value was primarily due to widening of spreads between Agency RMBS and U.S. Treasuries. The 10-year U.S. Treasury rate also increased during the second quarter, but the decline in fair value of our investments was offset by the gains from our hedging portfolio. In addition to spread widening, our capital raised during the second quarter also contributed to the decline in book value.

The following table summarizes the changes in the Company's financial position during the second quarter of 2024:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of March 31, 2024 (1)			$847,032	$13.20
Net interest income		$1,287
G & A and other operating expenses		(7,243)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$(45,269)
TBAs	(22,985)
U.S. Treasury futures	64,210
Interest rate swaps	(90)
Total net change in fair value		(4,134)
Comprehensive loss to common shareholders			(12,013)
Capital transactions:
Net proceeds from stock issuance (2)			125,568
Common dividends declared			(26,824)
Balance as of June 30, 2024 (1)			$933,763	$12.50
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $124.7 million from the common stock ATM program and one public offering, and $0.9 million from amortization of share-based compensation, net of grants.

Current Outlook
Geopolitical risk and the U.S. election remain high on our list for evaluating investment opportunities. Over the medium and long-term, we continue to expect tighter equilibrium spreads for Agency MBS and, in the absence of severe disruptions, would regard any short-term widening as opportunities for new investment, which is why we added capital this quarter. The opportunistic capital raise in the second quarter positions Dynex to invest during any period of higher volatility and potential spread widening. We expect to continue adding higher yielding assets, which will improve the carry of the portfolio. Any reduction in Federal Funds rate will reduce our financing costs. Moreover, we expect that as the Federal Reserve normalizes policy rates to a modestly lower level, Agency MBS spread to U.S. Treasuries will tighten to a long-term equilibrium level that is tighter than those of the last year, benefiting our book value.

FINANCIAL CONDITION

Investment Portfolio
Our investment portfolio (including TBAs) as of June 30, 2024 has increased approximately 19% compared to December 31, 2023. The following charts compare the composition of our MBS portfolio including TBA securities as of the dates indicated:
We have purchased approximately $551.1 million in specified pools of higher coupon Agency RMBS during the six months ended June 30, 2024. The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	June 30, 2024
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$682,622	$694,032	$543,906	45	5.1%	6.61	5.22%
2.5%	583,629	606,011	485,088	46	7.4%	6.46	5.19%
4.0%	340,558	341,108	315,611	39	6.3%	5.81	5.19%
4.5%	1,387,896	1,354,024	1,317,480	21	5.8%	5.49	5.28%
5.0%	1,996,271	1,962,675	1,941,874	15	6.5%	4.78	5.43%
5.5%	1,073,941	1,075,494	1,066,340	11	6.2%	4.16	5.62%
6.0%	288,922	292,725	292,118	7	5.2%	3.36	5.78%
TBA 4.0%	262,000	242,335	240,303	n/a	n/a	6.28	5.13%
TBA 4.5%	183,000	172,407	172,821	n/a	n/a	5.44	5.30%
TBA 5.0%	275,000	266,268	266,310	n/a	n/a	4.60	5.47%
TBA 5.5%	1,982,000	1,937,852	1,945,775	n/a	n/a	3.75	5.71%
TBA 6.0%	37,000	37,058	37,142	n/a	n/a	2.78	5.88%
Total	$9,092,839	$8,981,989	$8,624,768	22	6.2%	4.88	5.45%

	December 31, 2023
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$708,528	$720,611	$586,361	39	4.4%	6.81	4.60%
2.5%	608,580	632,343	525,018	40	4.5%	6.62	4.59%
4.0%	354,382	354,965	339,212	34	5.5%	5.65	4.67%
4.5%	1,383,019	1,350,697	1,348,108	15	5.0%	5.08	4.88%
5.0%	2,070,473	2,035,088	2,057,309	9	4.7%	4.24	5.10%
5.5%	897,520	900,218	907,524	8	5.0%	3.58	5.29%
TBA 4.0%	262,000	240,641	248,040	n/a	n/a	5.89	4.72%
TBA 4.5%	223,000	210,940	216,415	n/a	n/a	4.75	4.92%
TBA 5.0%	518,000	490,466	512,982	n/a	n/a	3.98	5.15%
TBA 5.5%	200,000	191,926	201,047	n/a	n/a	2.81	5.36%
TBA 6.0%	200,000	193,369	203,219	n/a	n/a	2.15	5.37%
Total	$7,425,502	$7,321,264	$7,145,235	17	4.8%	4.72	4.98%
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

Less than 3% of our MBS portfolio as of June 30, 2024 is comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well for the last decade versus other sectors of the commercial real estate market. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.8% of the loans in K-deals are current as of May 2024. Our non-Agency CMBS IO were all originated prior to 2018 with a weighted average remaining life of less than 2 years. The underlying loans for the non-Agency CMBS IO securities are collateralized by a number of different property types including: 27% retail, 26% office, 16% multifamily, 12% hotel and 19% all other real estate categories. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as current risk versus reward remains unattractive relative to Agency RMBS.

The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	June 30, 2024
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$102,516	$97,482	3.0	5.02%
Agency CMBS IO	124,184	116,853	5.9	7.05%
Non-Agency CMBS IO	15,810	16,386	1.4	27.22%
Total	$242,510	$230,721

	December 31, 2023
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$121,799	$115,595	4.1	4.74%
Agency CMBS IO	140,824	133,302	5.9	5.19%
Non-Agency CMBS IO	26,490	26,416	1.1	13.32%
Total	$289,113	$275,313
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
Derivative Assets and Liabilities
The table below discloses details on the Company's interest rate hedges held as of June 30, 2024 compared to hedging portfolio held as of December 31, 2023:

Notional Amount Long (Short)	June 30, 2024	December 31, 2023
($s in thousands)
30-year U.S. Treasury futures	$(825,000)	$(700,000)
10-year U.S. Treasury futures	(4,570,000)	(4,180,000)
Interest rate swaps	(10,000)	—
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to the Three Months Ended March 31, 2024
The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	June 30, 2024	March 31, 2024
Net interest income (expense)	$1,287	$(3,192)
Realized loss on sales of investments, net	(1,506)	—
Unrealized loss on investments, net	(41,977)	(70,024)
Gain on derivative instruments, net	41,135	124,635
Operating expenses, net	(7,243)	(11,301)
Preferred stock dividends	(1,923)	(1,923)
Net (loss) income to common shareholders	(10,227)	38,195
Other comprehensive loss	(1,786)	(17,268)
Comprehensive (loss) income to common shareholders	$(12,013)	$20,927
Net Interest Income (Expense)
Interest income and effective yield for the three months ended June 30, 2024 increased compared to the three months ended March 31, 2024 primarily due to the addition of higher coupon Agency RMBS. We expect this trend to continue as our higher yielding Agency RMBS comprise a larger portion of our interest income and as our lower yielding Agency RMBS continue to pay down. Our interest expense on our repurchase agreement financing was relatively flat compared to the prior quarter as the Federal Funds rate remained steady at 5.50%. Our cost of financing as a percentage of our repurchase agreement borrowings continues to exceed our effective yield on our assets, However, we do not currently expect the Federal Reserve to increase the Federal Funds rate during the remainder of 2024, and if the Federal Reserve lowers the Federal Funds rate before the end of the year, we will see a favorable impact in our cost of financing, which will further benefit our net interest income and net interest spread.

The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	June 30, 2024			March 31, 2024
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$67,927	$6,153,663	4.42%	$64,281	$5,938,131	4.33%
Agency CMBS	792	105,321	2.97%	925	119,286	3.04%
CMBS IO (5)	2,868	146,161	7.25%	2,654	160,261	6.28%
Non-Agency MBS and other investments	19	1,437	5.00%	22	1,773	4.86%
MBS and loans	$71,606	$6,406,582	4.46%	$67,882	$6,219,451	4.36%
Cash equivalents	4,448			3,643
Total interest income	$76,054			$71,525

Repurchase agreement financing	(74,767)	5,410,282	(5.47)%	(74,717)	5,365,575	(5.51)%
Net interest income (expense)/net interest spread	$1,287		(1.01)%	$(3,192)		(1.15)%
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

Gains (Losses) on Investments and Derivative Instruments
During the three months ended June 30, 2024, the 10-year U.S. Treasury rate increased 20 basis points. The impact of this rate increase on our investments was mitigated by the resulting gains on our interest rate hedges of $64.1 million. The net loss of $(2.6) million on our investments, net of our interest rate hedges, was primarily driven by spread widening on Agency RMBS versus U.S. Treasuries.
During the three months ended March 31, 2024, the 10-year U.S. Treasury rate increased approximately 32 basis points, which resulted in net unrealized gains of $139.8 million for our hedging portfolio. Though the 32 basis point increase negatively impacted the fair value of our investment portfolio, these losses were partially buffered by modest spread tightening on some of our assets during the first quarter of 2024.

The following provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	June 30, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(43,705)	$(2,505)	$(46,210)
Agency CMBS	—	1,263	414	1,677
CMBS IO	—	351	305	656
Other non-Agency and loans	—	114	—	114
Subtotal	—	(41,977)	(1,786)	(43,763)
TBA securities (1)	(22,343)	(642)	—	(22,985)
Net gain (loss) on investments	$(22,343)	$(42,619)	$(1,786)	$(66,748)

Interest rate hedging portfolio:
U.S. Treasury futures	$43,961	$20,249	$—	$64,210
Interest rate swaps	17	(107)	—	(90)
Net gain (loss) on interest rate hedges	$43,978	$20,142	$—	$64,120

Total net gain (loss)	$21,635	$(22,477)	$(1,786)	$(2,628)

	Three Months Ended
	March 31, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(69,676)	$(17,377)	$(87,053)
Agency CMBS	—	(190)	(316)	(506)
CMBS IO	—	(194)	378	184
Other non-Agency and loans	—	36	47	83
Subtotal	—	(70,024)	(17,268)	(87,292)
TBA securities (1)	32,114	(47,289)	—	(15,175)
Net gain (loss) on investments	$32,114	$(117,313)	$(17,268)	$(102,467)

Interest rate hedging portfolio:
U.S. Treasury futures	$(25,658)	$165,468	$—	$139,810
Net gain (loss) on interest rate hedges	$(25,658)	$165,468	$—	$139,810

Total net gain (loss)	$6,456	$48,155	$(17,268)	$37,343
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.

Operating Expenses
Operating expenses for the three months ended June 30, 2024 declined $(4.1) million compared to the three months ended March 31, 2024 primarily due to lower share-based compensation expenses. Compensation expenses during the first quarter of 2024 included $3.2 million related to accelerated recognition of share-based compensation expense for certain stock incentive awards granted in March 2024 to a retirement eligible employee.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Net Interest Expense
Net interest expense and net interest spread improved for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Though our interest expense increased due to a higher average balance of repurchase agreement borrowings at a higher financing rate, additions of higher yielding Agency RMBS to our investment portfolio over the past year increased our interest income for the six months ended June 30, 2024 by approximately 102% compared to the six months ended June 30, 2023.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Six Months Ended
	June 30,
	2024			2023
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Cost of Funds (3)(4)
Agency RMBS	$132,207	$6,045,897	4.37%	$58,225	$3,570,122	3.26%
Agency CMBS	1,717	112,304	3.02%	1,844	126,221	2.92%
CMBS IO (5)	5,523	153,211	6.90%	4,783	220,664	4.25%
Non-Agency MBS and other investments	42	1,605	4.86%	72	2,589	5.45%
MBS and loans	$139,489	$6,313,017	4.41%	$64,924	$3,919,596	3.31%
Cash equivalents	8,091			8,134
Total interest income	$147,580			$73,058

Repurchase agreement financing	(149,484)	5,387,929	(5.49)%	(76,450)	3,082,471	(4.93)%
Net interest expense/net interest spread	$(1,904)		(1.08)%	$(3,392)		(1.62)%
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

Gains (Losses) on Investments and Derivative Instruments
During the six months ended June 30 2024, gains on our hedging portfolio exceeded losses on our investments by $34.7 million. The impact of the 52 basis point increase in the 10-year U.S. Treasury rate on our investments was offset by the resulting gains on our hedging portfolio of $203.9 million.
During the six months ended June 30, 2023, the fair value of our investment portfolio declined $(22.6) million primarily as a result of spread widening, particularly in higher coupon Agency RMBS. Though interest rates were volatile, the 10-year U.S. Treasury rate ended the six months ended June 30, 2023 relatively unchanged versus December 31, 2022, As a result, and partially due to the timing of when we rolled our interest rate hedges during that period, we recorded a gain of $36.8 million, net of losses on our investments.
The following provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Six Months Ended
	June 30, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(113,381)	$(19,881)	$(133,262)
Agency CMBS	—	1,073	97	1,170
CMBS IO	—	157	683	840
Other non-Agency and loans	—	150	47	197
Subtotal	—	(112,001)	(19,054)	(131,055)
TBA securities (1)	9,771	(47,931)	—	(38,160)
Net gain (loss) on investments	$9,771	$(159,932)	$(19,054)	$(169,215)

Interest rate hedging portfolio:
U.S. Treasury futures	$18,303	$185,718	$—	$204,021
Interest rate swaps	17	(107)	—	(90)
Net (loss) gain on interest rate hedges	$18,320	$185,611	$—	$203,931

Total net gain (loss)	$28,091	$25,679	$(19,054)	$34,716

	Six Months Ended
	June 30, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(74,916)	$57,033	$3,289	$(14,594)
Agency CMBS	—	(37)	302	265
CMBS IO	—	626	1,757	2,383
Other non-Agency and loans	—	(13)	2	(11)
Subtotal	(74,916)	57,609	5,350	(11,957)
TBA securities (1)	(8,538)	(2,095)	—	(10,633)
Net gain (loss) on investments	$(83,454)	$55,514	$5,350	$(22,590)

Interest rate hedging portfolio:
U.S. Treasury futures	$(3,224)	$68,070	$—	$64,846
Put options on U.S. Treasury futures	(3,413)	(2,056)	—	(5,469)
Net (loss) gain on interest rate hedges	$(6,637)	$66,014	$—	$59,377

Total net gain (loss)	$(90,091)	$121,528	$5,350	$36,787
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.

Operating Expenses
Operating expenses for the six months ended June 30, 2024 increased $2.9 million compared to the six months ended June 30, 2023 primarily due to accelerated recognition of share-based compensation expense for certain stock incentive awards granted in March 2024 to a retirement eligible employee. This expense was partially offset by a decline in consulting expenses of $0.5 million.

Non-GAAP Financial Measures
In evaluating the Company’s financial and operating performance, management considers book value per common share, total economic return (loss) to common shareholders, and other operating results presented in accordance with GAAP as well as certain non-GAAP financial measures, which include EAD to common shareholders (including per common share) and adjusted net interest income/expense. Management believes these non-GAAP financial measures may be useful to investors because they are viewed by management as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and, with respect to EAD, net of other normal recurring operating income/expenses. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in these non-GAAP financial measures because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also includes periodic interest benefit/cost from its interest rate swaps, which are included in "gain (loss) on derivatives instruments, net", in adjusted net interest income/expense because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including periodic interest benefit/cost from interest rate swaps is a helpful indicator of the Company’s total cost of financing in addition to GAAP interest expense. However, these non-GAAP financial measures are not a substitute for GAAP earnings and may not be comparable to similarly titled measures of other REITs because they may not be calculated in the same manner. Furthermore, though EAD is one of several factors our management considers in determining the appropriate level of distributions to common shareholders, it should not be utilized in isolation, and it is not an accurate indication of the Company’s REIT taxable income or its distribution requirements in accordance with the Tax Code.
Reconciliations of EAD to common shareholders and adjusted net interest income to the related GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	June 30, 2024	March 31, 2024
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders	$(12,013)	$20,927
Less:
Change in fair value of investments (1)	45,269	87,292
Change in fair value of derivative instruments, net (2)	(41,351)	(125,903)
EAD to common shareholders	$(8,095)	$(17,684)
Average common shares outstanding	66,954,870	59,008,316
EAD per common share	$(0.12)	$(0.30)

Net interest income (expense)	$1,287	$(3,192)
Net periodic interest benefit of interest rate swaps	17	—
TBA drop loss (3)	(233)	(1,268)
Adjusted net interest income (expense)	$1,071	$(4,460)
Total operating expenses	(7,243)	(11,301)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders	$(8,095)	$(17,684)
(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)Amount includes unrealized gains and losses from changes in fair value of derivatives (including TBAs accounted for as derivative instruments) and realized gains and losses on terminated derivatives and excludes TBA drop loss and net periodic interest benefit/cost from interest rate swaps.
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
During the second quarter of 2024, we issued 10,500,000 shares of common stock through a public offering, resulting in proceeds of $124.5 million, net of issuance costs. We partially deployed these proceeds into purchases of $551.1 million in specified pools of higher coupon Agency RMBS. We are reserving a portion of the proceeds in order to navigate through potential volatility and to deploy into additional investments as spreads widen during the remainder of 2024.
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unencumbered Agency MBS, which are recognized as assets on our consolidated balance sheet. We also include in our measure of liquidity the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Though the fair value of this noncash collateral is not recorded on our consolidated balance sheet, we include this amount in our liquidity measure because we have the right repledge the noncash collateral pledged to us by our counterparties. Our liquidity as of June 30, 2024 was $644.0 million, which consisted of unrestricted cash of $286.1 million, unencumbered Agency MBS with a fair value of $355.5 million, and noncash collateral received from our counterparties, which consisted of U.S. Treasuries and Agency RMBS, with a fair value of $2.4 million. Our liquidity as of December 31, 2023 was $453.6 million.
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
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 7.9 times shareholders’ equity as of June 30, 2024. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Leverage based on repurchase agreement amounts outstanding was 5.3 times shareholders’ equity as of June 30, 2024.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2024	$5,494,428	$5,410,282	$5,529,856
March 31, 2024	5,284,708	5,365,575	5,469,434
December 31, 2023	5,381,104	5,168,821	5,381,354
September 30, 2023	5,002,230	4,773,435	5,037,440
June 30, 2023	4,201,901	3,447,406	4,203,788
March 31, 2023	2,937,124	2,713,481	2,959,263
December 31, 2022	2,644,405	2,727,274	3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475
December 31, 2021	2,849,916	2,701,191	2,873,523
September 30, 2021	2,527,065	2,529,023	2,590,185
June 30, 2021	2,321,043	2,155,200	2,415,037
March 31, 2021	2,032,089	2,158,121	2,437,163

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of June 30, 2024 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of June 30, 2024, we had amounts outstanding under 28 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of June 30, 2024, and we are not aware of circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of June 30, 2024, we had cash collateral posted to our counterparties of $123.1 million under these agreements.
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
Currently, we are primarily using U.S. Treasury futures to hedge the impact of increasing interest rates on our financing costs and fair value of our investments. Realized gains (losses) on these derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are not included in EAD to common shareholders during any reporting period. Furthermore, because we designate the majority of our derivative instruments as interest rate hedges for tax purposes, realized gains and losses recognized in GAAP net income are generally not recognized in REIT taxable income until future periods. The following table provides the projected amortization of our net deferred tax hedge gains as of June 30, 2024 that will be recognized as taxable income over the periods indicated, though recognition of deferred tax hedge gains and losses may be accelerated if the underlying instrument originally hedged is terminated or paid off:

Period of Recognition for Remaining Hedge Gains, Net	June 30, 2024
($ in thousands)
Third quarter 2024	$26,687
Fourth quarter 2024	26,784
Fiscal year 2025	107,939
Fiscal year 2026 and thereafter	687,428
$848,838

As of June 30, 2024, we also had $602.5 million in capital loss carryforwards, the majority of which expire by 2028, and NOL carryforwards of $8.1 million, which will expire over the next two years. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2024 or in any given year.
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

Critical accounting estimates are defined as those that require management's most difficult, subjective, or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2024.
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

	June 30, 2024
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.2%	30.5%	1.7%	15.9%	(1.8)%	(16.8)%	(3.6)%	(34.2)%
CMBS/ CMBS IO	0.1%	1.1%	—%	0.5%	—%	(0.5)%	(0.1)%	(1.0)%
TBAs	1.1%	10.2%	0.6%	5.8%	(0.7)%	(6.7)%	(1.5)%	(14.0)%
Interest rate hedges	(4.8)%	(45.3)%	(2.3)%	(22.3)%	2.3%	21.9%	4.6%	43.6%
Total	(0.4)%	(3.5)%	—%	(0.1)%	(0.2)%	(2.1)%	(0.6)%	(5.6)%

	December 31, 2023
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.5%	33.8%	1.8%	17.9%	(2.0)%	(19.4)%	(4.1)%	(39.6)%
CMBS/ CMBS IO	0.1%	0.9%	—%	0.5%	—%	(0.5)%	(0.1)%	(0.9)%
TBAs	0.6%	5.9%	0.3%	3.3%	(0.4)%	(4.0)%	(0.9)%	(8.5)%
Interest rate hedges	(5.3)%	(51.6)%	(2.6)%	(25.3)%	2.5%	24.6%	5.0%	48.7%
Total	(1.1)%	(11.0)%	(0.4)%	(3.6)%	0.1%	0.8%	—%	(0.3)%

				June 30, 2024		December 31, 2023
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.1)%	(1.1)%	0.1%	1.4%
		+50	+100	(0.4)%	(3.6)%	0.1%	0.8%
	Flattening	+50	+25	(0.2)%	(2.1)%	—%	(0.5)%
		+100	+50	(0.4)%	(3.6)%	—%	(0.3)%
Bullish	Steepening	-25	+0	0.3%	2.8%	0.3%	2.5%
		-50	-10	0.5%	4.6%	0.4%	3.6%
		-75	-25	0.6%	5.8%	0.4%	3.8%
	Flattening	+0	-25	(0.1)%	(0.7)%	(0.2)%	(2.0)%
		-10	-50	(0.2)%	(1.7)%	(0.5)%	(4.7)%
		-25	-75	(0.4)%	(4.1)%	(0.9)%	(8.8)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

In bearish-rate shifts where interest rates are increasing, models project the market value of our investments, net of hedges and our common equity as of June 30, 2024, will decline more versus that as December 31, 2023, primarily as a result of having a larger portfolio. Furthermore, the larger portfolio as of June 30, 2024 means more extension risk in higher interest rate scenarios.

In bullish-rate shifts where the yield curve flattens due to declining interest rates, models projected the market value of our investments, net of hedges and our common equity as of June 30, 2024 will decline less versus that as of December 31, 2023, because of the additional duration of the aggregate portfolio resulting from the assets extending. In bullish-rate shifts where the yield curve steepens due to declining interest rates, models project higher increases in market value of our investments, net of hedges and common equity due to having a larger portfolio as of June 30, 2024 versus December 31, 2023.

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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	June 30, 2024		December 31, 2023
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(10.6)%	(1.1)%	(10.8)%
+10	(0.6)%	(5.3)%	(0.5)%	(5.4)%
-10	0.6%	5.3%	0.5%	5.4%
-20/-50 (2)	1.1%	10.6%	1.1%	10.8%
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
Our prepayment risk as of June 30, 2024 has declined relative to prior periods as the majority of our MBS portfolio consists of securities owned near or below par and prepayment speeds have declined in the current higher interest rate environment. However, if higher yielding investments prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at comparable yields. Our net interest income may be negatively impacted if the proceeds from prepayments are reinvested into assets with lower yields. In an increasing interest rate environment, lower yielding assets with a fixed rate may extend or prepay slower than anticipated. Because we finance our investments with short-term repurchase agreement financing, we may be required to finance our investments at a higher interest rate without the ability to reinvest principal into higher yielding securities. As a result of rising financing costs, our net interest income could fall or could be negative for extended periods of time.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The Company’s Board of Directors has authorized a share repurchase program (the “Program”) of up to $100 million of the Company’s outstanding shares of common stock and up to $50 million of the Company’s Series C Preferred Stock through open market transactions, privately negotiated transactions, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act, block transactions or otherwise. The Program permits the Company to repurchase shares of common stock or Series C Preferred Stock at any time or from time-to-time at management’s discretion. The actual means and timing of any shares purchased under the Program will depend on a variety of factors, including, but not limited to, the market prices of the common stock and the Series C Preferred Stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program does not obligate the Company to purchase any shares, and any open market repurchases under the Program will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. The Program is authorized through April 30, 2026, although it may be modified or terminated by the Board of Directors at any time.

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended June 30, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended June 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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

10.1*	Amended and Restated Employment Agreement for Smriti L. Popenoe, dated as of July 19, 2024 (filed herewith).
10.2*	Amended and Restated Employment Agreement for Byron L. Boston, dated as of July 19, 2024 (filed herewith).
10.3*	Amended and Restated Employment Agreement for Robert S. Colligan, dated as of July 19, 2024 (filed herewith).
10.41.1*
Form of Performance Stock Unit Award Agreement for Executive Officers (for awards on or after March 8, 2024) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.41.2*
Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after March 8, 2024) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.2 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.41.3*
Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after March 10, 2023 through March 7, 2024) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.3 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.41.4*
Form of Performance Stock Unit Award Agreement for Executive Officers (for awards on or after March 10, 2023 through March 7, 2024) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.4 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

31.1	Certification of co-principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of co-principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	July 26, 2024	/s/ Byron L. Boston
Byron L. Boston
Co-Chief Executive Officer and Chairman of the Board
(Co-Principal Executive Officer)

Date:	July 26, 2024	/s/ Robert S. Colligan
Robert S. Colligan
Chief Financial Officer, Chief Operating Officer, and Secretary
(Principal Financial Officer)