Form 10-Q
period 2024-09-30
DYNEX CAPITAL INC
filed 2024-10-28
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
Yes           ☐           No            ☒

On October 24, 2024, the registrant had 79,303,524 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	2
	Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	6
	Notes to the Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

SIGNATURES		45

i

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Cash and cash equivalents	$268,296	$119,639
Cash collateral posted to counterparties	137,296	118,225
Mortgage-backed securities (including pledged of $6,767,948 and $5,880,747, respectively), at fair value	7,327,643	6,038,948
Due from counterparties	28,973	1,313
Derivative assets	4,138	54,361
Accrued interest receivable	31,766	28,727
Other assets, net	18,062	8,537
Total assets	$7,816,174	$6,369,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$6,423,890	$5,381,104
Due to counterparties	167,609	95
Derivative liabilities	3,662	—
Cash collateral posted by counterparties	7,895	46,001
Accrued interest payable	48,570	53,194
Accrued dividends payable	13,684	10,320
Other liabilities	8,304	8,301
Total liabilities	6,673,614	5,499,015

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 79,294,324 and 57,038,247 shares issued and outstanding, respectively	793	570
Additional paid-in capital	1,677,062	1,404,431
Accumulated other comprehensive loss	(135,889)	(158,502)
Accumulated deficit	(507,249)	(483,607)
Total shareholders’ equity	1,142,560	870,735
Total liabilities and shareholders’ equity	$7,816,174	$6,369,750
See accompanying notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
($s in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME (EXPENSE)
Interest income	$83,458	$63,271	$231,038	$136,329
Interest expense	(82,564)	(65,533)	(232,048)	(141,983)
Net interest income (expense)	894	(2,262)	(1,010)	(5,654)

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	—	—	(1,506)	(74,916)
Unrealized gain (loss) on investments, net	192,874	(179,100)	80,873	(121,491)
(Loss) gain on derivative instruments, net	(154,064)	146,953	11,707	195,698
Total other gains (losses), net	38,810	(32,147)	91,074	(709)

EXPENSES
Compensation and benefits	(4,534)	(4,572)	(14,994)	(11,939)
Other general and administrative	(3,737)	(3,269)	(10,799)	(10,471)
Other operating expenses	(436)	(801)	(1,459)	(1,662)
Total operating expenses	(8,707)	(8,642)	(27,252)	(24,072)

Net income (loss)	30,997	(43,051)	62,812	(30,435)
Preferred stock dividends	(1,923)	(1,923)	(5,770)	(5,770)
Net income (loss) to common shareholders	$29,074	$(44,974)	$57,042	$(36,205)

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$41,667	$(41,774)	$22,613	$(36,424)
Total other comprehensive income (loss)	41,667	(41,774)	22,613	(36,424)
Comprehensive income (loss) to common shareholders	$70,741	$(86,748)	$79,655	$(72,629)

Weighted average common shares-basic	75,792,527	54,556,853	67,313,385	54,175,367
Weighted average common shares-diluted	76,366,487	54,556,853	67,808,892	54,175,367
Net income (loss) per common share-basic	$0.38	$(0.82)	$0.85	$(0.67)
Net income (loss) per common share-diluted	$0.38	$(0.82)	$0.84	$(0.67)
See accompanying notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
($s in thousands)

For the Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,460,000	$107,843	57,038,247	$570	$1,404,431	$(158,502)	$(483,607)	$870,735
Stock issuance	—	—	7,007,448	70	86,736	—	—	86,806
Restricted stock granted, net of amortization	—	—	46,544	—	510	—	—	510
Other share-based compensation, net of amortization	—	—	111,245	1	3,759	—	—	3,760
Adjustments for tax withholding on share-based compensation	—	—	(42,553)	—	(527)	—	—	(527)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	40,118	40,118
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(23,663)	(23,663)
Other comprehensive loss	—	—	—	—	—	(17,268)	—	(17,268)
Balance as of March 31, 2024	4,460,000	$107,843	64,160,931	$641	$1,494,893	$(175,770)	$(469,075)	$958,532
Stock issuance	—	—	10,508,777	105	124,739	—	—	124,844
Restricted stock granted, net of amortization	—	—	38,068	1	190	—	—	191
Other share-based compensation, net of amortization	—	—	—	—	724	—	—	724
Stock issuance costs	—	—	—	—	(191)	—	—	(191)
Net loss	—	—	—	—	—	—	(8,304)	(8,304)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(26,824)	(26,824)
Other comprehensive loss	—	—	—	—	—	(1,786)	—	(1,786)

Balance as of June 30, 2024	4,460,000	$107,843	74,707,776	$747	$1,620,355	$(177,556)	$(506,126)	$1,045,263
Stock issuance	—	—	4,543,134	45	56,196	—	—	56,241
Restricted stock granted, net of amortization	—	—	—	—	205	—	—	205
Other share-based compensation, net of amortization	—	—	77,286	1	778	—	—	779
Adjustments for tax withholding on share-based compensation	—	—	(33,872)	—	(422)			(422)
Stock issuance costs	—	—	—	—	(50)	—	—	(50)
Net income	—	—	—	—	—	—	30,997	30,997
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(30,197)	(30,197)
Other comprehensive income	—	—	—	—	—	41,667	—	41,667
Balance as of September 30, 2024	4,460,000	$107,843	79,294,324	$793	$1,677,062	$(135,889)	$(507,249)	$1,142,560

For the Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328
Stock issuance	—	—	199,274	2	2,769	—	—	2,771
Restricted stock granted, net of amortization	—	—	27,932	—	360	—	—	360
Other share-based compensation, net of amortization	—	—	33,213	1	649	—	—	650
Adjustments for tax withholding on share-based compensation	—	—	(20,600)	—	(276)	—	—	(276)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(41,722)	(41,722)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,137)	(21,137)
Other comprehensive income	—	—	—	—	—	14,793	—	14,793
Balance as of March 31, 2023	4,460,000	$107,843	53,876,914	$539	$1,361,000	$(166,553)	$(448,001)	$854,828

Stock issuance	—	—	296,600	3	3,540	—	—	3,543
Restricted stock granted, net of amortization	—	—	46,085	—	296	—	—	296
Other share-based compensation, net of amortization	—	—	—	—	833	—	—	833
Adjustments for tax withholding on share-based compensation	—	—	(15,280)	—	(169)			(169)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	54,337	54,337
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,324)	(21,324)
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Balance as of June 30, 2023	4,460,000	$107,843	54,204,319	$542	$1,365,484	$(175,996)	$(416,911)	$880,962
Stock issuance	—	—	2,351,255	24	30,340	—	—	30,364
Restricted stock granted, net of amortization	—	—	—	—	285	—	—	285
Other share-based compensation, net of amortization	—	—	—	—	1,175	—	—	1,175
Adjustments for tax withholding on share-based compensation	—	—	—	—	(16)	—	—	(16)
Stock issuance costs	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(43,051)	(43,051)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(21,676)	(21,676)
Other comprehensive loss	—	—	—	—	—	(41,774)	—	(41,774)
Balance as of September 30, 2023	4,460,000	$107,843	56,555,574	$566	$1,397,268	$(217,770)	$(483,561)	$804,346

See accompanying notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($s in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income (loss)	$62,812	$(30,435)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Realized loss on sales of investments, net	1,506	74,916
Unrealized (gain) loss on investments, net	(80,873)	121,491
Loss on derivative instruments, net	(11,707)	(195,698)
Amortization of investment premiums, net	38,177	58,102
Other amortization and depreciation	1,358	1,739
Share-based compensation expense	6,168	3,600
Increase in accrued interest receivable	(2,691)	(11,496)
(Decrease) increase in accrued interest payable	(4,624)	26,718
Change in other assets and liabilities, net	(10,876)	(3,308)
Net cash (used in) provided by operating activities	(750)	45,629
Investing activities:
Purchases of investments	(1,434,612)	(3,208,774)
Principal payments received on trading securities	305,353	70,155
Principal payments received on available-for-sale investments	57,026	152,339
Proceeds from sales of trading securities	13,782	348,091
Principal payments received on mortgage loans held for investment	665	701
Net receipts on derivatives, including terminations	37,962	209,209
(Decrease) increase in cash collateral posted by counterparties	(38,106)	24,192
Net cash used in investing activities	(1,057,930)	(2,404,087)
Financing activities:
Borrowings under repurchase agreements	45,930,308	16,345,414
Repayments of repurchase agreement borrowings	(44,887,522)	(13,987,589)
Proceeds from issuance of common stock	267,891	36,676
Cash paid for stock issuance costs	(231)	—
Payments related to tax withholding for share-based compensation	(948)	(446)
Dividends paid	(83,090)	(69,038)
Net cash provided by financing activities	1,226,408	2,325,017

Net increase (decrease) in cash, including cash posted to counterparties	167,728	(33,441)
Cash including cash posted to counterparties at beginning of period	237,864	449,877
Cash including cash posted to counterparties at end of period	$405,592	$416,436

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$236,672	$115,266
See accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of September 30, 2024, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2024. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of September 30, 2024.

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

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of September 30, 2024, that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2024:

($s in thousands)	September 30, 2024
Cash and cash equivalents	$268,296
Cash collateral posted to counterparties	137,296
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$405,592

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

Derivative Instruments

Derivatives are carried at fair value, and all periodic interest benefits/costs and changes in the fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement, are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.

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

The Company’s interest rate swaps are pay-fixed, which involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. These agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”), which requires the Company to post initial margin as determined by the CME, and additional variation margin is exchanged, typically in cash, for changes in the fair value of the interest rate swaps. Similar to the Company’s U.S. Treasury futures, the exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. Accordingly, any margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s consolidated balance

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

sheets. Net periodic interest benefit/cost and changes in the fair value of these instruments is recorded in “gain(loss) on derivative instruments” until termination or expiration.

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

Share-Based Compensation

The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of September 30, 2024, 58,503 common shares are available for issuance under the 2020 Plan.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Please see Note 7 for additional information about the Company’s share-based compensation awards.

Contingencies

The Company did not have any pending lawsuits, claims, or other contingencies as of September 30, 2024 or December 31, 2023.
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

There were no other accounting pronouncements issued during the nine months ended September 30, 2024, that are applicable to the Company and expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2024	2023	2024	2023
Weighted average number of common shares outstanding - basic	75,792,527	54,556,853	67,313,385	54,175,367
Incremental common shares-unvested RSUs	182,087	—	150,151	—
Incremental common shares-unvested PSUs	391,873	—	345,356	—
Weighted average number of common shares outstanding - diluted	76,366,487	54,556,853	67,808,892	54,175,367

Net income (loss) to common shareholders	$29,074	$(44,974)	$57,042	$(36,205)
Net income (loss) per common share-basic	$0.38	$(0.82)	$0.85	$(0.67)
Net income (loss) per common share-diluted	$0.38	$(0.82)	$0.84	$(0.67)

The calculation of diluted net loss per common share for the three and nine months ended September 30, 2023 excludes unvested RSUs and PSUs of 441,587 and 372,579, respectively, which would have been anti-dilutive for the period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	September 30, 2024			December 31, 2023
($s in thousands)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$7,254,934	$7,239,866	$7,105,090	$6,022,502	$5,993,922	$5,763,532
Agency CMBS	100,957	101,169	98,026	121,293	121,799	115,595
CMBS IO (1)	n/a	127,531	124,527	n/a	167,314	159,718
Non-Agency other	—	—	—	150	150	103
Total	$7,355,891	$7,468,566	$7,327,643	$6,143,945	$6,283,185	$6,038,948

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $6,802,508 and $2,784,032, respectively, as of September 30, 2024, and $7,723,379 and $3,860,007, respectively, as of December 31, 2023.

	September 30, 2024
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$844,694	$—	$(131,398)	$713,296
Agency CMBS	101,169	8	(3,151)	98,026
CMBS IO	90,584	1,905	(3,253)	89,236
Total	$1,036,447	$1,913	$(137,802)	$900,558

MBS measured at fair value through net income:
Agency RMBS	$6,395,172	$98,267	$(101,645)	$6,391,794
CMBS IO	36,947	2	(1,658)	35,291
Total	$6,432,119	$98,269	$(103,303)	$6,427,085

	December 31, 2023
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$898,420	$—	$(148,606)	$749,814
Agency CMBS	106,527	28	(5,159)	101,396
CMBS IO	126,672	1,296	(6,014)	121,954
Non-Agency other	150	—	(47)	103
Total	$1,131,769	$1,324	$(159,826)	$973,267

MBS measured at fair value through net income:
Agency RMBS	$5,095,502	$48,459	$(130,243)	$5,013,718
Agency CMBS	15,272	—	(1,073)	14,199
CMBS IO	40,642	2	(2,880)	37,764
Total	$5,151,416	$48,461	$(134,196)	$5,065,681

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
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2024	2023	2024	2023
Agency RMBS	$191,786	$(177,768)	$78,405	$(120,735)
Agency CMBS	—	(777)	1,073	(815)
CMBS IO	1,066	(591)	1,222	36
Other investments	22	36	173	23
Total unrealized gain (loss) on investments, net	$192,874	$(179,100)	$80,873	$(121,491)

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2024	2023	2024	2023
Realized losses on sales of MBS - FVO	$—	$—	$(1,506)	$(74,916)
Total realized loss on sales of investments, net	$—	$—	$(1,506)	$(74,916)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	September 30, 2024			December 31, 2023
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,716	$(39)	4	$3,926	$(149)	4
Non-Agency MBS	562	(70)	1	1,736	(37)	8

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$877,215	$(137,426)	68	$932,682	$(158,651)	78
Non-Agency MBS	7,813	(267)	14	21,704	(989)	41

The unrealized losses on the Company’s MBS designated as AFS were the result of rising interest rates and declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of September 30, 2024 or December 31, 2023. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS

The Company’s repurchase agreements outstanding as of September 30, 2024 and December 31, 2023 are summarized in the following tables:

	September 30, 2024			December 31, 2023
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
($s in thousands)
Agency RMBS	$6,221,024	5.39%	$6,549,630	$5,130,438	5.59%	$5,613,212
Agency CMBS	91,985	5.36%	97,627	104,495	5.60%	113,753
Agency CMBS IO	100,080	5.71%	108,817	120,979	5.83%	127,823
Non-Agency CMBS IO	10,801	6.07%	11,873	25,192	6.25%	25,959
Total	$6,423,890	5.40%	$6,767,947	$5,381,104	5.59%	$5,880,747
The Company had borrowings outstanding under 28 different repurchase agreements as of September 30, 2024, and its equity at risk did not exceed 10% with any counterparty as of that date. The Company received noncash collateral with a fair value of $21.4 million pledged by its counterparties to compensate the Company for the increase in fair value of collateral previously pledged in excess of required margin related to its repurchase agreement borrowings outstanding as of September 30, 2024. In accordance with Accounting Standards Codification (“ASC”) Topic 860, the fair value of this noncash collateral is not recorded on the Company’s consolidated balance sheet unless the Company re-pledges the collateral or sells the collateral in the event of default by the counterparty. The Company had not re-pledged any of the noncash collateral pledged by its counterparties as of September 30, 2024.

The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	September 30, 2024			December 31, 2023
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$4,403,523	5.39%	59	$2,855,917	5.61%	92
30 to 90 days	2,020,367	5.40%	89	2,525,187	5.58%	86
Total	$6,423,890	5.40%	68	$5,381,104	5.59%	89

The Company’s accrued interest payable related to its repurchase agreement borrowings decreased to $48.6 million as of September 30, 2024 from $53.2 million as of December 31, 2023.

The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of September 30, 2024.

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2024 and December 31, 2023:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2024:
Repurchase agreements	$6,423,890	$—	$6,423,890	$(6,423,890)	$—	$—

December 31, 2023:
Repurchase agreements	$5,381,104	$—	$5,381,104	$(5,381,104)	$—	$—
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

The table below provides detail of the Company’s gain and losses by type of derivative instrument for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2024	2023	2024	2023
($s in thousands)
U.S. Treasury futures	$(216,189)	$210,227	$(12,169)	$275,073
Interest rate swaps	(10,066)	—	(10,155)	—
Put options on U.S. Treasury futures	—	6,523	—	1,055
TBA securities	72,191	(69,797)	34,031	(80,430)
(Loss) gain on derivative instruments, net	$(154,064)	$146,953	$11,707	$195,698

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2024	December 31, 2023
			($s in thousands)
TBA securities	Derivative assets	Investing	$4,138	$54,361
Total derivatives assets			$4,138	$54,361

TBA securities	Derivative liabilities	Investing	$3,662	$—
Total derivatives liabilities			$3,662	$—

The table below presents certain information regarding the short positions in interest rate swaps the Company held as of September 30, 2024. The Company did not hold any interest rate swap agreements as of December 31, 2023.

	September 30, 2024
	Notional Amount Long (Short)	Weighted Average Fixed Pay Rate
5 year interest rate swaps	$(1,275,000)	3.42%
7 year interest rate swaps	(260,000)	3.63%
	$(1,535,000)	3.46%

Because the daily margin exchanged for the Company’s U.S. Treasury futures and interest rate swaps are considered legal settlement of the derivative as opposed to a pledge of collateral, these instruments have a carrying value of $0 on the Company’s consolidated balance sheets. The Company’s U.S. Treasury futures were in an asset position of $5.6 million as of September 30, 2024 and a liability position of $(219.9) million as of December 31, 2023, and its interest rate swaps were in a liability position of $(10.2) million as of September 30, 2024 and $0 as of December 31, 2023. The amount of cash posted by the Company to cover required initial margin for these instruments was $137.3 million as of September 30, 2024 and $118.2 million as of December 31, 2023, which was recorded within “cash collateral posted to counterparties.” The Company had a margin excess of $26.0 million as of September 30, 2024 and $1.3 million as of December 31, 2023, which was recorded within “due from counterparties.”

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

($s in thousands)	September 30, 2024	December 31, 2023
Implied market value (1)	$1,988,180	$1,381,702
Implied cost basis (2)	1,987,703	1,327,341
Net carrying value (3)	$477	$54,361
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

Volume of Activity

The table below summarizes changes in the Company’s derivative instruments for the nine months ended September 30, 2024:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(4,880,000)	$(16,093,000)	$16,618,000	$(4,355,000)
Interest rate swaps	—	(1,535,000)	—	(1,535,000)
TBA securities	1,403,000	18,699,000	(18,098,000)	2,004,000

Offsetting

The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2024 and December 31, 2023:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2024
TBA securities	$4,138	$—	$4,138	$(775)	$(3,363)	$—
Derivative assets	$4,138	$—	$4,138	$(775)	$(3,363)	$—
December 31, 2023
TBA securities	$54,361	$—	$54,361	$—	$(44,153)	$10,208
Derivative assets	$54,361	$—	$54,361	$—	$(44,153)	$10,208

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2024
TBA securities	$3,662	$—	$3,662	$(775)	$—	$2,887
Derivative liabilities	$3,662	$—	$3,662	$(775)	$—	$2,887

December 31, 2023
TBA securities	$—	$—	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—	$—	$—
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

($s in thousands)	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
MBS	$—	$7,327,643	$—	$—	$6,038,845	$103
TBA securities (1)	—	4,138	—	—	54,361	—
Mortgage loans	—	—	1,217	—	—	1,793
Total assets	$—	$7,331,781	$1,217	$—	$6,093,206	$1,896

Liabilities:
TBA securities (1)	$—	$3,662	$—	$—	$—	$—
Total liabilities	$—	$3,662	$—	$—	$—	$—
(1)TBA securities are reflected on consolidated balance sheets at their implied fair value, net of implied cost basis. Please refer to Note 5 for additional information.

As of September 30, 2024, the fair value measurements for the Company’s TBA securities and its MBS are considered Level 2 because there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets and are based on prices received from a pricing service. In valuing a security, the pricing service primarily uses a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, but may use an income approach, which uses valuation techniques such as discounted cash flow modeling. The Company reviews the prices it receives from the pricing service as well as the assumptions and inputs, if any, utilized by the pricing service for reasonableness. Examples of the observable inputs and assumptions include market interest rates, credit spreads, and projected prepayment speeds, among other things. In addition, the prices received from the pricing service are assessed for reasonableness using broker quotes as well as other third-party pricing services.

As of September 30, 2024, the Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans are considered Level 3 because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10.2% in measuring the fair value of its Level 3 assets as of September 30, 2024.

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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of September 30, 2024. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.

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

Common Stock. During the nine months ended September 30, 2024, the Company issued 10,500,000 shares of its common stock through a public offering, resulting in proceeds of $124.5 million, net of issuance costs, and issued 11,559,359 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $143.2 million, net of broker commissions and fees. The Company declared common dividends of $0.39 on its common stock for the three months ended September 30, 2024. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Nine Months Ended
	September 30,
	2024		2023
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	104,282	$12.61	133,951	$15.22
Granted	65,668	12.56	74,017	11.27
Vested	(76,355)	12.37	(36,573)	16.75
Awards outstanding, end of period	93,595	$12.78	171,395	$13.19

Target RSUs: (1)
Awards outstanding, beginning of period	394,497	$13.06	86,666	$16.57
Granted	214,755	12.50	341,044	12.55
Vested	(146,182)	13.57	(33,213)	16.96
Awards outstanding, end of period	463,070	$12.64	394,497	$13.06

Target PSUs: (2)
Awards outstanding, beginning of period	276,866	$13.17	201,284	$16.60
Granted	322,132	12.50	160,277	11.97
Vested	—	—	—	—
Awards outstanding, end of period	598,998	$12.81	361,561	$14.55
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

As of September 30, 2024, the Company expects 95% of the remaining target PSUs will be settled on their vesting dates.

The Company has DERs accrued for RSUs and PSUs of $0.8 million and $1.0 million, respectively, as of September 30, 2024 compared to $0.4 million and $0.8 million, respectively, as of December 31, 2023, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”

Total share-based compensation expense recognized by the Company for the three and nine months ended September 30, 2024 was $1.0 million and $6.2 million compared to $1.5 million and $3.6 million for the three and nine months ended September 30, 2023. The increase in share-based compensation for the three and nine months ended September 30, 2024 is due to accelerated recognition of expense for certain stock incentive awards granted in March 2024 to retirement eligible employees. The following table discloses the Company’s remaining compensation

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

expense related to stock awards it has granted as of September 30, 2024, which will be amortized over the period disclosed:

	September 30, 2024
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$769	1.4 years
RSUs	3,470	2.0 years
PSUs	2,198	2.0 years
Total	$6,437	1.9 years

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

EXECUTIVE OVERVIEW

The headline for the third quarter of 2024 was the 50 basis point cut to the U.S. Federal Funds rate at the September Federal Open Market Committee meeting; the first rate cut since the Federal Reserve started raising rates in 2022. The rate cut was long awaited and was in reaction to weakening labor market conditions. The Federal Reserve is signaling its desire make proactive adjustments while labor markets are still generally strong and to deliver on its goal of price stability. The anticipated and actual cuts drove the 10-year U.S. Treasury down from 4.40% at the end of the second quarter of 2024 to 3.78% at the end of the third quarter. MBS spreads were broadly tighter during the third quarter of 2024, but had an upswing from mid-September through the end of the quarter.

Market Data
The charts below show the range of U.S. Treasury rates for the past nine months and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:				Change in Spreads YTD
Investment Type:	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Agency RMBS: (1)
2.0% coupon	80	86	84	76	4
2.5% coupon	80	87	84	78	2
4.0% coupon	68	78	74	74	(6)
4.5% coupon	66	73	71	73	(7)
5.0% coupon	61	67	68	69	(8)
5.5% coupon	59	68	65	66	(7)
6.0% coupon	49	65	62	60	(11)
Agency DUS (Agency CMBS)(2)	75	66	65	76	(1)
Freddie K AAA IO (Agency CMBS IO)(2)	135	150	165	180	(45)
AAA CMBS IO (Non-Agency CMBS IO)(2)	122	135	168	225	(103)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of Results

The Company increased book value by $0.50 per common share this quarter driven by the outperformance of MBS and TBAs over losses on the hedge book. Rates trended down for most of the quarter, and MBS spreads were broadly tighter during the third quarter, with significant performance divergence between coupons. In addition, we added $56.8 million of new capital to deploy into MBS opportunities. We added $1.5 billion of swaps during the quarter on which we received net periodic interest benefit of $4.2 million to offset financing costs.

The following table summarizes the changes in the Company's financial position during the third quarter of 2024:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of June 30, 2024 (1)			$933,763	$12.50
Net interest income		$894
G & A and other operating expenses		(8,707)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$234,541
TBAs	72,191
U.S. Treasury futures	(216,189)
Interest rate swaps	(10,066)
Total net change in fair value		80,477
Comprehensive income to common shareholders			70,741
Capital transactions:
Net proceeds from stock issuance (2)			56,753
Common dividends declared			(30,197)
Balance as of September 30, 2024 (1)			$1,031,060	$13.00
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $56.2 million from the common stock ATM program and $0.5 million from amortization of share-based compensation, net of grants.

Current Outlook
Global economic conditions, geopolitical risk and the U.S. election continue to be a focus for the Company. U.S. economic growth remains modest, inflation has declined closer to the Federal Reserve’s target, and monetary policy appears likely to be less restrictive. The broader investment environment remains favorable with mortgage spreads near historic wides. With a steeper yield curve, the opportunities to earn carry and experience appreciation on our bonds are growing. The yield curve shows forward financing costs declining well into 2025. We also expect the environment will be favorable for our hedging portfolio and to continue to lock in more compelling yields on our hedges as SOFR swap rates offer increasing returns. In the intermediate term, we believe equilibrium Agency RMBS spreads will be significantly tighter than market levels available today.

FINANCIAL CONDITION

Investment Portfolio
Our investment portfolio (including TBAs) as of September 30, 2024 has increased approximately 26% compared to December 31, 2023. The following charts compare the composition of our MBS portfolio including TBA securities as of the dates indicated:
We have purchased approximately $1.6 billion of Agency RMBS during the nine months ended September 30, 2024. The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	September 30, 2024
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$668,416	$679,489	$559,167	48	5.60%	6.69	4.50%
2.5%	571,513	593,234	499,128	49	5.70%	6.52	4.44%
4.0%	331,722	332,220	321,575	42	8.10%	5.49	4.48%
4.5%	1,354,851	1,321,972	1,337,957	24	7.70%	4.86	4.69%
5.0%	2,062,913	2,029,005	2,074,274	18	6.40%	3.92	4.90%
5.5%	1,950,064	1,964,571	1,987,567	11	4.60%	3.18	5.10%
6.0%	315,455	319,374	325,422	10	6.60%	2.16	5.06%
TBA 4.0%	462,000	445,304	443,447	n/a	n/a	5.57	4.55%
TBA 4.5%	183,000	181,058	179,819	n/a	n/a	4.51	4.75%
TBA 5.0%	767,000	765,296	766,161	n/a	n/a	3.63	5.02%
TBA 5.5%	592,000	596,045	598,752	n/a	n/a	2.42	5.09%
Total	$9,258,934	$9,227,568	$9,093,269	22	6.10%	4.17	4.86%

	December 31, 2023
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$708,528	$720,611	$586,361	39	4.4%	6.81	4.60%
2.5%	608,580	632,343	525,018	40	4.5%	6.62	4.59%
4.0%	354,382	354,965	339,212	34	5.5%	5.65	4.67%
4.5%	1,383,019	1,350,697	1,348,108	15	5.0%	5.08	4.88%
5.0%	2,070,473	2,035,088	2,057,309	9	4.7%	4.24	5.10%
5.5%	897,520	900,218	907,524	8	5.0%	3.58	5.29%
TBA 4.0%	262,000	240,641	248,040	n/a	n/a	5.89	4.72%
TBA 4.5%	223,000	210,940	216,415	n/a	n/a	4.75	4.92%
TBA 5.0%	518,000	490,466	512,982	n/a	n/a	3.98	5.15%
TBA 5.5%	200,000	191,926	201,047	n/a	n/a	2.81	5.36%
TBA 6.0%	200,000	193,369	203,219	n/a	n/a	2.15	5.37%
Total	$7,425,502	$7,321,264	$7,145,235	17	4.8%	4.72	4.98%
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

Less than 3% of our MBS portfolio as of September 30, 2024 is comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well for the last decade versus other sectors of the commercial real estate market. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.8% of the loans in K-deals are current as of August 2024. Our non-Agency CMBS IO were all originated prior to 2018 with a weighted average remaining life of less than 2 years. The underlying loans for the non-Agency CMBS IO securities are collateralized by a number of different property types including: 27% retail, 26% office, 17% multifamily, 11% hotel and 19% all other real estate categories. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as current risk versus reward remains unattractive relative to Agency RMBS.

The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	September 30, 2024
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$101,169	$98,026	2.9	4.44%
Agency CMBS IO	116,006	111,774	5.8	6.59%
Non-Agency CMBS IO	11,525	12,754	1.3	26.63%
Total	$228,700	$222,554

	December 31, 2023
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$121,799	$115,595	4.1	4.74%
Agency CMBS IO	140,824	133,302	5.9	5.19%
Non-Agency CMBS IO	26,490	26,416	1.1	13.32%
Total	$289,113	$275,313
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
Derivative Assets and Liabilities
The table below discloses details on the Company's interest rate hedges held as of September 30, 2024 compared to hedging portfolio held as of December 31, 2023:

Notional Amount Long (Short)	September 30, 2024	December 31, 2023
($s in thousands)
30-year U.S. Treasury futures	$(505,000)	$(700,000)
10-year U.S. Treasury futures	(3,850,000)	(4,180,000)
5-year interest rate swaps	(260,000)
7-year interest rate swaps	(1,275,000)	—
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to the Three Months Ended June 30, 2024
The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	September 30, 2024	June 30, 2024
Net interest income	$894	$1,287
Realized loss on sales of investments, net	—	(1,506)
Unrealized gain (loss) on investments, net	192,874	(41,977)
(Loss) gain on derivative instruments, net	(154,064)	41,135
Operating expenses, net	(8,707)	(7,243)
Preferred stock dividends	(1,923)	(1,923)
Net income (loss) to common shareholders	29,074	(10,227)
Other comprehensive income (loss)	41,667	(1,786)
Comprehensive income (loss) to common shareholders	$70,741	$(12,013)
Net Interest Income
Interest income and effective yield for the three months ended September 30, 2024 increased compared to the three months ended June 30, 2024 due primarily to the addition of higher coupon Agency RMBS. We expect this trend to continue as our higher yielding Agency RMBS comprise a larger portion of our interest income and as our lower yielding Agency RMBS continue to pay down. Our interest expense increased compared to the prior quarter due to the increase in our average balance of repurchase agreement borrowings, although our financing cost as a percentage of our average borrowing declined for the third quarter of 2024 compared to the prior quarter.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	September 30, 2024			June 30, 2024
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$75,083	$6,627,198	4.53%	$67,927	$6,153,663	4.42%
Agency CMBS	770	101,771	2.96%	792	105,321	2.97%
CMBS IO (5)	2,902	133,172	8.20%	2,868	146,161	7.25%
Non-Agency MBS and other investments	17	1,298	5.05%	19	1,437	5.00%
MBS and loans	$78,772	$6,863,439	4.58%	$71,606	$6,406,582	4.46%
Cash equivalents	4,686			4,448
Total interest income	$83,458			$76,054

Repurchase agreement financing	(82,564)	5,943,805	(5.44)%	(74,767)	5,410,282	(5.47)%
Net interest income/net interest spread	$894		(0.86)%	$1,287		(1.01)%
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
(4)Financing cost is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.
(5)Includes Agency and non-Agency issued securities.

In addition to lower financing costs for our repurchase agreement borrowings, we recognized a net periodic interest benefit of $4.2 million from short positions in interest rate swaps during the third quarter of 2024, which we expect will continue to partially offset our repurchase agreement financing costs in the coming months.

Gains (Losses) on Investments and Derivative Instruments
During the three months ended September 30, 2024, the fair value of our investment portfolio increased as a result of spread tightening and the decline in the 10-year U.S. Treasury rate as investors gained confidence that the Federal Reserve is on a path of lowering the Federal Funds rate. The resulting gains on our investment portfolio outpaced the losses on our interest rate hedges created by the decline in rates.
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

The following provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	September 30, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$191,786	$37,089	$228,875
Agency CMBS	—	—	1,891	1,891
CMBS IO	—	1,066	2,687	3,753
Other non-Agency and loans	—	22	—	22
Subtotal	—	192,874	41,667	234,541
TBA securities (1)	78,144	(5,953)	—	72,191
Net gain on investments	$78,144	$186,921	$41,667	$306,732

Interest rate hedging portfolio:
U.S. Treasury futures	$(255,997)	$39,808	$—	$(216,189)
Interest rate swaps (2)	4,162	(14,228)	—	(10,066)
Net gain (loss) on interest rate hedges	$(251,835)	$25,580	$—	$(226,255)

Total net gain (loss)	$(173,691)	$212,501	$41,667	$80,477

	Three Months Ended
	June 30, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(43,705)	$(2,505)	$(46,210)
Agency CMBS	—	1,263	414	1,677
CMBS IO	—	351	305	656
Other non-Agency and loans	—	114	—	114
Subtotal	—	(41,977)	(1,786)	(43,763)
TBA securities (1)	(22,343)	(642)	—	(22,985)
Net loss on investments	$(22,343)	$(42,619)	$(1,786)	$(66,748)

Interest rate hedging portfolio:
U.S. Treasury futures	$43,961	$20,249	$—	$64,210
Interest rate swaps (2)	17	(107)	—	(90)
Net gain on interest rate hedges	$43,978	$20,142	$—	$64,120

Total net gain (loss)	$21,635	$(22,477)	$(1,786)	$(2,628)
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.

2)Realized gain (loss) for interest rate swaps includes net periodic interest benefit earned as well as amounts recognized or incurred upon maturity or termination, if applicable, during the period indicated.

Operating Expenses
Operating expenses for the three months ended September 30, 2024 increased $1.5 million compared to the three months ended June 30, 2024 primarily due to an increase in the Company’s performance based bonus accrual for employees based on projected results for the year.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Net Interest Expense
Net interest expense and net interest spread improved for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Though our interest expense increased due to a higher average balance of repurchase agreement borrowings at a higher financing rate, additions of higher yielding Agency RMBS to our investment portfolio over the past year increased our interest income for the nine months ended September 30, 2024 by approximately 76% compared to the nine months ended September 30, 2023.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Nine Months Ended
	September 30,
	2024			2023
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$207,291	$6,241,078	4.43%	$113,879	$4,184,642	3.63%
Agency CMBS	2,487	108,767	3.00%	2,789	124,905	2.95%
CMBS IO (5)	8,424	146,482	7.51%	7,041	211,273	4.41%
Non-Agency MBS and other investments	59	1,502	4.83%	101	2,482	5.34%
MBS and loans	$218,261	$6,497,829	4.47%	$123,810	$4,523,302	3.65%
Cash equivalents	12,777			12,519
Total interest income	$231,038			$136,329

Repurchase agreement financing	(232,048)	5,574,573	(5.47)%	(141,983)	3,652,320	(5.13)%
Net interest expense/net interest spread	$(1,010)		(1.00)%	$(5,654)		(1.48)%
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
(4)Financing cost is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.
(5)Includes Agency and non-Agency issued securities.

Gains (Losses) on Investments and Derivative Instruments
During the nine months ended September 30, 2024, gains on our investment portfolio exceeded losses on our interest rate hedging portfolio by $115.2 million primarily because we purchased higher coupon investments during the nine months ended September 30, 2024 when spreads were wider versus spreads as of September 30, 2024.
During the nine months ended September 30, 2023, the fair value of our investment portfolio declined $(313.3) million primarily as a result of higher interest rates and significant spread widening across most asset classes. These losses were mitigated by net gains from our interest rate hedges of $276.1 million during the nine months ended September 30, 2023.
The following provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Nine Months Ended
	September 30, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$78,405	$17,207	$95,612
Agency CMBS	—	1,073	1,989	3,062
CMBS IO	—	1,222	3,370	4,592
Other non-Agency and loans	—	173	47	220
Subtotal	—	80,873	22,613	103,486
TBA securities (1)	87,916	(53,885)	—	34,031
Net gain on investments	$87,916	$26,988	$22,613	$137,517

Interest rate hedging portfolio:
U.S. Treasury futures	$(237,694)	$225,525	$—	$(12,169)
Interest rate swaps (2)	4,179	(14,334)	—	(10,155)
Net (loss) gain on interest rate hedges	$(233,515)	$211,191	$—	$(22,324)

Total net gain (loss)	$(145,599)	$238,179	$22,613	$115,193

	Nine Months Ended
	September 30, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(74,916)	$(120,735)	$(37,727)	$(233,378)
Agency CMBS	—	(815)	(1,318)	(2,133)
CMBS IO	—	36	2,619	2,655
Other non-Agency and loans	—	23	2	25
Subtotal	(74,916)	(121,491)	(36,424)	(232,831)
TBA securities (1)	(80,402)	(28)	—	(80,430)
Net loss on investments	$(155,318)	$(121,519)	$(36,424)	$(313,261)

Interest rate hedging portfolio:
U.S. Treasury futures	$195,468	$79,605	$—	$275,073
Put options on U.S. Treasury futures	1,837	(782)	—	1,055
Net gain on interest rate hedges	$197,305	$78,823	$—	$276,128

Total net gain (loss)	$41,987	$(42,696)	$(36,424)	$(37,133)
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
2)Realized gain (loss) for interest rate swaps includes net periodic interest benefit earned as well as amounts recognized or incurred upon maturity or termination, if applicable, during the period indicated.

Operating Expenses
Operating expenses for the nine months ended September 30, 2024 increased $3.2 million compared to the nine months ended September 30, 2023 primarily due to accelerated recognition of share-based compensation expense for certain stock incentive awards granted in March 2024 to a retirement eligible employee.

Non-GAAP Financial Measures
In evaluating the Company’s financial and operating performance, management considers book value per common share, total economic return (loss) to common shareholders, and other operating results presented in accordance with GAAP as well as earnings available for distribution (“EAD”) to common shareholders (including per common share), a non-GAAP financial measure. Management believes this non-GAAP financial measure is useful to investors because management uses it as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and other normal recurring operating income/expenses. Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in EAD because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. Management also includes periodic interest benefit/cost from its interest rate swaps, which are included in "gain (loss) on derivatives instruments, net", in EAD because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including periodic interest benefit/cost from interest rate swaps is a helpful indicator of the Company’s total financing cost in addition to GAAP interest expense. However, non-GAAP financial measures are not a substitute for GAAP earnings and may not be comparable to similarly titled measures of other REITs because they may not be calculated in the same manner. Furthermore, though EAD is one of several factors our management considers in determining the appropriate level of distributions to common shareholders, it should not be utilized in isolation, and it is not an accurate indication of the Company’s REIT taxable income or its distribution requirements in accordance with the Tax Code.
Reconciliations of EAD to common shareholders to certain GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	September 30, 2024	June 30, 2024
($s in thousands except per share data)
Comprehensive income (loss) to common shareholders	$70,741	$(12,013)
Less:
Change in fair value of investments (1)	(234,541)	45,269
Change in fair value of derivative instruments, net (2)	156,572	(41,351)
EAD to common shareholders	$(7,228)	$(8,095)
Average common shares outstanding	75,792,527	66,954,870
EAD per common share	$(0.10)	$(0.12)

Net interest income	$894	$1,287
Net periodic interest benefit of interest rate swaps	4,162	17
TBA drop loss (3)	(1,654)	(233)
Total operating expenses	(8,707)	(7,243)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders	$(7,228)	$(8,095)
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
During the nine months ended September 30, 2024, we issued 10,500,000 shares of common stock through a public offering, resulting in proceeds of $124.5 million, net of issuance costs. We also issued 11,559,359 shares of common stock through our ATM program, resulting in proceeds of $143.2 million, net of broker commissions and fees. We partially deployed these proceeds into purchases of specified pools of higher coupon Agency RMBS. We are reserving a portion of the proceeds in order to navigate through potential volatility and to deploy into additional investments as spreads widen during the remainder of 2024.
Our liquidity fluctuates based on our investment activities, our leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unencumbered Agency MBS, which are recognized as assets on our consolidated balance sheet. We also include in our measure of liquidity the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Though the fair value of this noncash collateral is not recorded on our consolidated balance sheet, we include this amount in our liquidity measure because we have the right to repledge the noncash collateral pledged to us by our counterparties. Our liquidity as of September 30, 2024 was $708.7 million, which consisted of unrestricted cash of $268.3 million, unencumbered Agency MBS with a fair value of $392.9 million, margin receivable on derivatives of $26.0 million, and noncash collateral received from our counterparties, which consisted of U.S. Treasuries and Agency RMBS, with a fair value of $21.4 million. Our liquidity as of December 31, 2023 was $453.6 million.
We continuously monitor our liquidity, especially with potential risk events on the horizon, such as uncertainty regarding Federal Reserve policy decisions, the size of the Federal Reserve’s balance sheet, quantitative tightening or easing measures, frequent potential for a government shutdown, and the impact on global markets stemming from global central bank policies. We are also monitoring the wars between Russia and Ukraine and between Israel and Hamas, and the broadening of conflict across the Middle East. We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds, which in turn have an impact on derivative margin requirements. In performing these analyses, we will also consider the current state of the fixed income markets and the repurchase agreement markets in order to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. We also communicate frequently with our counterparties. We have not experienced any material changes in the terms of our repurchase agreements with our counterparties, and they have not indicated to us any concerns regarding access to liquidity.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 7.6 times shareholders’ equity as of September 30, 2024. We include the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment. Leverage based on repurchase agreement amounts outstanding was 5.6 times shareholders’ equity as of September 30, 2024.
Our repurchase agreement borrowings are uncommitted with terms renewable at the discretion of our lenders and generally have original terms to maturity of overnight to six months, though in some instances we may enter into longer-dated maturities depending on market conditions. We seek to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker dealer subsidiaries of regulated financial institutions or primary dealers.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2024	$6,423,890	$5,943,805	$6,461,475
June 30, 2024	5,494,428	5,410,282	5,529,856
March 31, 2024	5,284,708	5,365,575	5,469,434
December 31, 2023	5,381,104	5,168,821	5,381,354
September 30, 2023	5,002,230	4,773,435	5,037,440
June 30, 2023	4,201,901	3,447,406	4,203,788
March 31, 2023	2,937,124	2,713,481	2,959,263
December 31, 2022	2,644,405	2,727,274	3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin, or collateral. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of September 30, 2024 was consistent with prior periods, which has typically averaged less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and generally uncommitted nature of the repurchase agreement borrowings. As of September 30, 2024, we had amounts outstanding under 28 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. Currently, we do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of September 30, 2024, and we are not aware of circumstances which could potentially result in our non-compliance in the foreseeable future.

Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in the form of cash. As of September 30, 2024, we had cash collateral posted to our counterparties of $137.3 million under these agreements.
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
We designate the majority of our derivative instruments as interest rate hedges for tax purposes. Realized gains (losses) resulting from the difference in fair value and the amount of cash received or paid upon termination or maturity of derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are generally not recognized in REIT taxable income until future periods. The following table provides the projected amortization of our net deferred tax hedge gains as of September 30, 2024 that will be recognized as taxable income over the periods indicated, though recognition of deferred tax hedge gains and losses may be accelerated if the underlying instrument originally hedged is terminated or paid off:

Period of Recognition for Remaining Hedge Gains, Net	September 30, 2024
($ in thousands)
Fourth quarter 2024	$21,981
Fiscal year 2025	88,583
Fiscal year 2026 and thereafter	514,845
$625,409

As of September 30, 2024, we also had $583.6 million in capital loss carryforwards, the majority of which expire before 2028, and NOL carryforwards of $8.1 million, of which $4.6 million will expire on December 31, 2024 and the remainder in 2025. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2024 or in any given year.
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

Critical accounting estimates are defined as those that require management's most difficult, subjective, or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2024.
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
•Our reliance on a single service provider for our trading, portfolio management, risk reporting and accounting services systems;
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
•geopolitical events, such as terrorism, war or other military conflict, including increased uncertainty regarding the wars between Russia and Ukraine and between Israel and Hamas, and the related impact on macroeconomic conditions as a result of such conflict;
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

	September 30, 2024
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.8%	25.1%	1.5%	13.8%	(1.7)%	(15.8)%	(3.6)%	(32.9)%
CMBS/ CMBS IO	0.1%	0.9%	—%	0.4%	—%	(0.4)%	(0.1)%	(0.9)%
TBAs	0.6%	5.4%	0.4%	3.2%	(0.5)%	(4.1)%	(1.0)%	(8.8)%
Interest rate hedges	(4.5)%	(40.6)%	(2.2)%	(20.0)%	2.1%	19.2%	4.2%	38.2%
Total	(1.0)%	(9.2)%	(0.3)%	(2.6)%	(0.1)%	(1.1)%	(0.5)%	(4.4)%

	December 31, 2023
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.5%	33.8%	1.8%	17.9%	(2.0)%	(19.4)%	(4.1)%	(39.6)%
CMBS/ CMBS IO	0.1%	0.9%	—%	0.5%	—%	(0.5)%	(0.1)%	(0.9)%
TBAs	0.6%	5.9%	0.3%	3.3%	(0.4)%	(4.0)%	(0.9)%	(8.5)%
Interest rate hedges	(5.3)%	(51.6)%	(2.6)%	(25.3)%	2.5%	24.6%	5.0%	48.7%
Total	(1.1)%	(11.0)%	(0.4)%	(3.6)%	0.1%	0.8%	—%	(0.3)%

				September 30, 2024		December 31, 2023
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.1)%	(0.5)%	0.1%	1.4%
		+50	+100	(0.4)%	(3.2)%	0.1%	0.8%
	Flattening	+50	+25	(0.1)%	(1.0)%	—%	(0.5)%
		+100	+50	(0.2)%	(1.9)%	—%	(0.3)%
Bullish	Steepening	-25	+0	0.1%	1.1%	0.3%	2.5%
		-50	-10	0.2%	1.7%	0.4%	3.6%
		-75	-25	0.2%	1.6%	0.4%	3.8%
	Flattening	+0	-25	(0.1)%	(1.3)%	(0.2)%	(2.0)%
		-10	-50	(0.4)%	(3.2)%	(0.5)%	(4.7)%
		-25	-75	(0.7)%	(6.6)%	(0.9)%	(8.8)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

In bearish-rate shifts where interest rates are increasing, models project the market value of our investments, net of hedges and our common equity as of September 30, 2024, will decline versus that as December 31, 2023, primarily as a result of having a larger portfolio as of September 30, 2024 with higher coupon assets which carry more extension risk in higher interest rate scenarios.

In bullish-rate shifts where the yield curve flattens due to declining interest rates, models projected the market value of our investments, net of hedges and our common equity as of September 30, 2024 will decline less versus that as of December 31, 2023, because of the additional duration of the aggregate portfolio resulting from the assets extending. In bullish-rate shifts where the yield curve steepens due to declining interest rates, models project higher increases in market value of our investments, net of hedges and common equity due to having a larger portfolio as of September 30, 2024 versus December 31, 2023.

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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	September 30, 2024		December 31, 2023
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(9.2)%	(1.1)%	(10.8)%
+10	(0.5)%	(4.6)%	(0.5)%	(5.4)%
-10	0.5%	4.6%	0.5%	5.4%
-20/-50 (2)	1.1%	9.2%	1.1%	10.8%
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
Our prepayment risk as of September 30, 2024 has declined relative to prior periods as the majority of our MBS portfolio consists of securities owned near or below par and prepayment speeds have declined in the current higher interest rate environment. However, if higher yielding investments prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at comparable yields. Our net interest income may be negatively impacted if the proceeds from prepayments are reinvested into assets with lower yields. In an increasing interest rate environment, lower yielding assets with a fixed rate may extend or prepay slower than anticipated. Because we finance our investments with short-term repurchase agreement financing, we may be required to finance our investments at a higher interest rate without the ability to reinvest principal into higher yielding securities. As a result of rising financing costs, our net interest income could fall or could be negative for extended periods of time.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended September 30, 2024. Employees forfeited 33,872 common shares to cover payroll tax withholding on share-based compensation that vested during the three months ended September 30, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended September 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	October 28, 2024	/s/ Byron L. Boston
Byron L. Boston
Co-Chief Executive Officer and Chairman of the Board
(Co-Principal Executive Officer)

Date:	October 28, 2024	/s/ Robert S. Colligan
Robert S. Colligan
Chief Financial Officer, Chief Operating Officer, and Secretary
(Principal Financial Officer)