Form 10-K
period 2024-12-31
DYNEX CAPITAL INC
filed 2025-02-28
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
Yes           ☐           No            ☒

As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $884,655,579 based on the closing sales price on the New York Stock Exchange of $11.94.

On February 25, 2025, the registrant had 90,468,433 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

DYNEX CAPITAL, INC.
FORM 10-K

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We caution that such forward-looking statements we makeare not guarantees of future performance, and actual results may differ materially from those expressed or implied in such forward-looking statements. Some factors that could cause actual results to differ materially from estimates expressed or implied in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2024. See Part I, Item 1A, “Risk Factors” and “Forward-Looking Statements” set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as the "Company,” “we,” “us,” or “our,” unless we specifically state otherwise, or the context indicates otherwise.

PART I.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

Dynex Capital, Inc. commenced operations in 1988 and is an internally managed mortgage real estate investment trust (“REIT”), which invests in mortgage-backed securities (“MBS”). We finance our investments principally with repurchase agreements. Our objective is to provide attractive risk-adjusted returns to our shareholders over the long term that are reflective of a leveraged, high-quality fixed income portfolio with a focus on capital preservation. We seek to provide returns to our shareholders primarily through the payment of regular dividends and through capital appreciation of our investments.
As of December 31, 2024, we were primarily invested in Agency MBS, of which over 97% are residential MBS (“Agency RMBS”), including to-be-announced (“TBA”) securities. The remainder of our investment portfolio as of December 31, 2024, was comprised of Agency commercial MBS (“Agency CMBS”) and Agency and non-Agency CMBS interest-only (“CMBS IO”) securities. Agency MBS have an implicit guaranty of principal payment by an agency of the U.S. government or a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. Non-Agency MBS are issued by non-governmental enterprises and do not have a guaranty of principal or interest payments.

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
•investment analysis, including understanding absolute returns, relative and risk-adjusted returns, and supply/demand metrics in various mortgage asset classes;
•financing and hedging analysis, including sensitivity analysis on credit, interest rate volatility, liquidity, and market value risk; and
•managing performance and inherent portfolio risks, including but not limited to interest rate, credit, prepayment, and liquidity risks.

In allocating our capital and executing our strategy, we seek to balance the risks of owning specific types of investments with the earnings opportunity on the investment. Though the majority of our current investment portfolio is in fixed-rate Agency RMBS, we have allocated capital at various times over the last decade to a variety of other investments, including adjustable-rate Agency RMBS, fixed-rate Agency CMBS, investment grade and unrated non-Agency RMBS and CMBS, Agency and non-Agency CMBS IO, and residual interests in securitized mortgage loans. Our investments in non-Agency MBS are generally higher quality senior or mezzanine classes (typically rated 'A' or better by one or more of the nationally recognized statistical rating organizations) because they are typically more liquid (i.e., they are more easily converted into cash either through sales or pledges as collateral for repurchase agreement borrowings) and have less exposure to credit losses than lower-rated non-Agency MBS. We regularly review our existing operations to determine whether our investment strategy or business model should change, including through capital reallocation, changing our targeted investments as well as hedging instruments and shifting our risk position.

From time to time, we analyze and evaluate potential business opportunities that we identify or are presented to us, including possible partnerships, mergers, acquisitions, or divestiture transactions that might maximize value for our shareholders. Pursuing such an opportunity or transaction could require us to issue additional equity or debt securities.

The performance of our investment portfolio will depend on many factors including, but not limited to, interest rates, trends of interest rates, the steepness of interest rate curves, prepayment rates on our investments, demand for our investments, yield spreads for fixed income securities, general market liquidity, economic and global political conditions, and the credit performance of our investments. In addition, our business model may be impacted by other factors, such as the condition of the overall credit markets, which could impact the availability and costs of financing. See “Risk Factors—Factors that Affect Our Results of Operations and Financial Condition” in Part I, Item 1A, and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K for further discussion.

RMBS. As of December 31, 2024, the majority of our investments were Agency-issued pass-through RMBS collateralized primarily by pools of fixed-rate single-family mortgage loans. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are "passed through" to the security holders after deducting GSE or U.S. Government agency guarantee and servicer fees. Mortgage pass-through certificates generally distribute cash flows from the underlying collateral on a pro-rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

We also purchase TBA securities (“TBAs”) as a means of investing in non-specified fixed-rate Agency RMBS, and from time to time, we may also sell TBA securities to economically hedge our book value exposure to Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral. The actual Agency securities to be delivered are not identified until approximately two days before the settlement date. We hold long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBAs purchased or sold for a forward settlement date are generally priced at a discount relative to TBAs settling in the current month. This price difference, often referred to as “drop income,” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from the trade date to the settlement date. We account for all TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest period possible.

CMBS. Our CMBS investments comprised less than 1% of our investment portfolio as of December 31, 2024, and are fixed-rate Agency-issued securities backed by multifamily housing loans. The loans underlying CMBS are generally fixed-rate with scheduled principal payments generally assuming a 30-year amortization period but typically requiring balloon payments on average approximately 10 years from origination. These loans typically have some form of prepayment protection provisions (such as prepayment lock-out) or prepayment compensation provisions (such as yield maintenance or prepayment penalty), which provide us compensation if underlying loans prepay prior to us earning our expected return on our investment. Yield maintenance and prepayment penalty requirements are intended to create an economic disincentive for the loans to prepay, which we believe makes CMBS less costly to hedge relative to RMBS.

CMBS IO. CMBS IO are interest-only securities issued as part of a CMBS securitization and represent the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. We invest in both Agency-issued and non-Agency issued CMBS IO, which comprised less than 2% of our investment portfolio as of December 31, 2024. The loans collateralizing Agency-issued CMBS IO pools are similar in composition to the pools of loans that collateralize CMBS as discussed above. Non-Agency issued CMBS IO are backed by loans secured by many different property types, including multifamily, office buildings, hospitality, and retail, among others. Since CMBS IO securities have no principal associated with them, the interest payments received are based on the unpaid principal balance of the underlying mortgage loan pool, which is commonly referred to as the notional amount. Yields on CMBS IO securities depend on the underlying loans’ performance. Similar to CMBS described above, the Company receives prepayment compensation as most loans in these securities have some form of prepayment protection from early repayment; however, there are no prepayment protections if the loan defaults and is partially or wholly repaid earlier because of loss mitigation actions taken by the underlying loan servicer. Because Agency CMBS IO generally contain higher credit quality loans, they have a lower risk of default than non-Agency CMBS IO. The majority of our CMBS IO investments are investment grade-rated, with the majority rated ‘AAA’ by at least one of the nationally recognized statistical rating organizations. In addition, our non-Agency CMBS IO are well seasoned with a weighted average life remaining of less than two years.

FINANCING STRATEGY

We employ leverage to enhance the returns on our invested capital by pledging our investments as collateral for borrowings, primarily through repurchase agreements. The amount of leverage we utilize is contingent on various factors such as prevailing economic, political, and financial market conditions; the actual and anticipated liquidity and price volatility of our assets; the gap between the duration of our investments, financings, and hedges; the availability and cost of financing our assets; our opinion of the creditworthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope, and volatility of interest rates; the credit quality of the loans underlying our investments; the rating assigned to securities; and our outlook for asset spreads. Repurchase agreements generally have original terms to maturity of overnight to six months, though in some instances, we may enter into longer-dated maturities depending on market conditions. We pay interest on our repurchase agreement borrowings at a rate determined by a spread to certain short-term interest rates and fixed for the term of the borrowing. Borrowings under uncommitted repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed rollover terms.

Repurchase agreement financing is provided principally by major financial institutions and broker-dealers acting as financial intermediaries for short-term cash investors, including money market funds and securities lenders. Repurchase agreement financing exposes us to counterparty risk to such financial intermediaries, principally related to the excess of our collateral pledged over the amount borrowed. We seek to mitigate this risk by spreading our borrowings across a diverse set of repurchase agreement lenders. As of December 31, 2024, we did not have more than 10% of equity at risk with any of our repurchase agreement counterparties. Please refer to "Risk Factors—Risks Related to Our Financing and Hedging Activities" in Part I, Item 1A of this Annual Report on Form 10-K for additional information regarding significant risks related to repurchase agreement financing.

HEDGING STRATEGY

We use derivative instruments to economically hedge our exposure to adverse changes in interest rates resulting from our ownership of primarily longer-term fixed-rate investments financed using short-term repurchase agreements with interest rates that reset each time we renew our borrowing. Changes in interest rates can impact net interest income, the market value of our investments, and therefore, our book value per common share. In a period of rising interest rates, our earnings and cash flow may be negatively impacted by borrowing costs increasing faster than interest income from our assets, and our book value may decline due to declining market values of our MBS.

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

OPERATING POLICIES AND RISK MANAGEMENT

We invest our capital and manage our risk according to our “Investment Policy,” which is approved by our Board of Directors. The Investment Policy sets forth investment and risk limitations related to the Company's investment activities and sets parameters for the Company's investment and capital allocation decisions. The Investment Policy also places limits on certain risks to which we are exposed, such as interest rate risk, liquidity risk, and shareholders’ equity at risk from changes in the fair value of our investment securities. Also, it sets forth limits for the Company’s overall leverage and who is expressly authorized to trade.

Our Investment Policy currently limits our investment in non-Agency MBS that are rated BBB+ or lower at the time of purchase by any of the nationally recognized statistical ratings organizations to 10% of total shareholders’ equity. We also conduct our own independent evaluation of the credit risk on any non-Agency MBS, so that we do not rely solely on the security’s credit rating. Our Investment Policy requires us to perform a variety of stress tests to model the effect of adverse market conditions on our investment portfolio value and our liquidity.

Within the overall limits established by the Investment Policy, our investment and capital allocation decisions depend on prevailing market conditions and other factors and may change over time in response to opportunities available in different economic and capital market environments. Our Board of Directors may also adjust the Company’s Investment Policy from time to time based on macroeconomic expectations, market conditions, and risk tolerances..

In addition to the Investment Policy described above, we manage our operations and investments to comply with various REIT limitations (as discussed further below in “Operating and Regulatory Structure”) and to avoid qualifying as an investment company as such term is defined in the Investment Company Act of 1940, as amended, (the "1940 Act") or as a commodity pool operator under the Commodity Exchange Act.

Factors that Affect Our Results of Operations and Financial Condition

Our financial performance is primarily driven by the performance of our investment portfolio and related financing and hedging activity and may be impacted by several factors, such as the absolute level of interest rates, the relative slope of interest rate curves, changes in interest rates and market expectations of future interest and prepayment rates, actual prepayments received on our investments, supply of and competition for investments, the influence of economic conditions on the credit performance of our investments, and market required yields as reflected by market spreads. All of the above factors are influenced by market forces beyond our control, such as macroeconomic and geopolitical conditions, market volatility, Federal Reserve policy, U.S. fiscal and regulatory policy, and foreign central bank and government policy. In addition, our business may be impacted by changes in regulatory requirements, including requirements to avoid qualifying as an investment company pursuant to the 1940 Act, as well as REIT requirements.

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

Please refer to Part I, Item 1A, "Risk Factors," as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures

about Market Risk," of this Annual Report on Form 10-K for additional discussions of factors that have the potential to impact our results of operations and financial condition, including current events such as recent shifts in the Federal Reserve’s monetary policy and market trends.

ENVIRONMENTAL, SOCIAL, AND CORPORATE GOVERNANCE

We have adopted the Sustainability Accounting Standards Board (“SASB”) Conceptual Framework, and we have made disclosures available on our website in accordance with the Financials Sector standards of the SASB. The information on our website is not a part of, nor is it incorporated by reference, into this Annual Report.

Human Capital Strategy

The Company views its employees as its most important asset and as the key to managing a successful business for the benefit of all of our stakeholders. Our human capital strategy is designed to create an environment where our employees can grow professionally and contribute to the success of the Company. We believe a supportive, collaborative, engaging, and equitable culture is key to attracting and retaining skilled, experienced, and talented employees and fostering the development of the Company’s next generation of leaders. We have implemented a formal operating process to track, manage, and monitor key corporate goals for the Company and our employees. Further, we have been increasing employee engagement through monthly Company-wide meetings and an anonymous survey to assess employee satisfaction and solicit feedback on the employee experience at the Company.

As of December 31, 2024, we had 22 full and part-time employees with an average tenure of 10.8 years, and our voluntary turnover rate was 4% for the three years ended December 31, 2024. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union-organizing activity relating to our employees.

Dynex Values

As part of our mission and values, Dynex focuses on key attributes that each employee, board member, consultant, and business partner embodies. Delivering value, being curious, building trust, and being kind allow us to build a winning team that is focused on alignment with shareholders, being prepared, looking around corners for potential risks, being a trusted partner, and also helping each other develop and grow professionally. These values propel us to seek different perspectives and build diversity of thought, which is essential in our business. We hire, evaluate, reward, and promote based on experience, performance, and values.

Health, Safety, and Wellness

The Company strives to offer employees a healthy work-life balance and an open environment in which they are encouraged to offer thoughts and opinions. Employees have a wide selection of resources available to help protect their health, well-being, and financial security, including an on-site gym, coverage of a substantial portion of their health insurance, and a competitive 401(k) company match. We provide our employees with access to flexible, comprehensive, and convenient medical coverage intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance, term life insurance, and other benefits. In addition, we have historically offered flexible working arrangements to accommodate the individual needs of our employees.

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
•offering personal and professional development programs for all employees;
•formal process for determining current and future human capital requirements;
•implementing improved performance measures designed to determine individual and team developmental needs better.

COMPETITION

In purchasing investments and obtaining financing, we compete with other mortgage REITs, broker-dealers and investment banking firms, GSEs, mutual funds, banks, hedge funds, mortgage bankers, insurance companies, governmental bodies, including the Federal Reserve, and other entities, many of which may have greater financial resources and a lower cost of capital than we do. Increased competition in the market may reduce the available supply of investments and may drive prices of investments to levels that would negatively impact our ability to earn an acceptable amount of income from these investments. Competition may also reduce the availability of borrowing capacity at our repurchase agreement counterparties as such capacity is not unlimited.

OPERATING AND REGULATORY STRUCTURE

Real Estate Investment Trust Requirements

As a REIT, we are required to abide by certain requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Tax Code”). To retain our REIT status, the REIT rules generally require that we invest primarily in real estate-related assets, that our activities be passive rather than active, and that we distribute annually to our shareholders amounts equal to at least 90% of our REIT taxable income, after certain deductions. Dividend distributions to our shareholders in excess of REIT taxable income are considered a return of capital to the shareholder.

We use the calendar year for financial reporting in accordance with GAAP and for tax purposes. Income determined under GAAP differs from income determined under U.S. federal income tax rules due to permanent and temporary differences in income and expense recognition. The primary differences between our GAAP net income and our taxable income are: (i) unrealized gains and losses on investments (including TBAs accounted for as derivatives) are recognized in comprehensive income for GAAP purposes but are excluded from taxable income until realized; (ii) realized gains and losses on derivatives that are designated as tax hedges which are recognized in net income for GAAP purposes but are deferred and amortized for tax purposes over the original periods hedged by those derivatives (e.g., ten-years for a short position on a ten-year U.S. Treasury futures position); and (iii) permanent differences due to limitations on the deductibility of certain GAAP expenses from taxable income. The Company estimates its REIT taxable income for the year ended December 31, 2024, is $96.3 million, which includes $99.9 million related to the amortization of net deferred tax hedge gains.
The following table provides the projected amortization of our net deferred tax hedge gains as of December 31, 2024, that will be recognized as taxable income over the periods indicated;.however, recognition of deferred tax hedge gains and losses may be accelerated if the underlying instrument originally hedged is terminated or paid off:

Period of Recognition for Remaining Hedge Gains, Net	December 31, 2024
($ in thousands)
Fiscal year 2025	$100,144
Fiscal year 2026	100,420
Fiscal year 2027	95,831
Fiscal year 2028 and thereafter	422,643
$719,038

As of December 31, 2024, we also had $557.9 million of capital loss carryforwards, all of which will expire by either December 31, 2027 or by December 31, 2028.

We declared common stock dividends of $1.60 for the year ended December 31, 2024. Our monthly dividend of $0.15 for December 2024 is recognized in the year ended December 31, 2024, for GAAP purposes, but it is not recognized as a taxable dividend until it is paid in January 2025. As such, the total dividends declared for tax purposes is $1.58 for the year ended December 31, 2024. The following table summarizes our dividends declared per share and their related tax characterization for the periods indicated:

	Tax Characterization			Total Dividends Paid Per Share
	Ordinary	Capital Gain	Return of Capital
Common dividends declared:
Year ended December 31, 2024	$1.27707	$—	$0.30293	$1.58000
Year ended December 31, 2023	$0.74112	$—	$0.81888	$1.56000

Preferred Series C dividends declared:
Year ended December 31, 2024	$1.72500	$—	$—	$1.72500
Year ended December 31, 2023	$1.72500	$—	$—	$1.72500

Qualification as a REIT

Qualification as a REIT requires that we satisfy various tests relating to our income, assets, distributions, and ownership. The significant tests are summarized below.

Sources of Income. To continue qualifying as a REIT, we must satisfy two distinct tests with respect to the sources of our income: the “75% income test” and the “95% income test.” The 75% income test requires that we derive at least 75% of our gross income (excluding gross income from prohibited transactions) from certain real estate-related sources. To satisfy the 95% income test, 95% of our gross income for the taxable year must consist of either income that qualifies under the 75% income test or certain other types of passive income, such as interest and dividends. Our primary source of income is interest on obligations secured by mortgages on real property.

If we fail to meet either the 75% income test or the 95% income test, or both, in a taxable year, we might nonetheless continue to qualify as a REIT, if our failure was due to reasonable cause and not willful neglect and the nature and amounts of our items of gross income were properly disclosed to the Internal Revenue Service (the “IRS”). However, in such a case, we would be required to pay a tax equal to 100% of any excess non-qualifying income.

Nature and Diversification of Assets. At the end of each calendar quarter, we must meet multiple asset tests. Under the “75% asset test,” at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities, or real estate assets. Under the “10% asset test,” we may not own more than 10% of the outstanding voting power or value of securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries. Under the “5% asset test,” ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets (excluding ownership of any taxable REIT subsidiaries). Taxable REIT subsidiaries may not exceed 20% of the value of our total assets.

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

Ownership. To maintain our REIT status, we must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of our outstanding shares be owned by five or fewer persons at any time during the last half of our taxable year. The "more than 100 shareholders" rule requires that we have at least 100 shareholders for 335 days of a twelve-month taxable year. If we failed to satisfy the ownership requirements, we would be subject to fines and required to take curative action to meet the ownership requirements in order to maintain our REIT status.

Exemption from Regulation under the Investment Company Act of 1940

We conduct our operations under the exemption provided under Section 3(c)(5)(C) of the 1940 Act, a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate. According to the U.S. Securities and Exchange Commission (“SEC”) staff no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets and at least 80% are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the 1940 Act. Our subsidiaries rely either on Section 3(c)(5)(C) of the 1940 Act or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7). Under the 1940 Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, leverage, dividends, and transactions with affiliates. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C) of the 1940 Act. Please refer to Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K for further discussion.

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

Our Code of Conduct is available on our website, along with our Audit Committee Charter, Whistleblower Policy, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and our latest ESG disclosures under the SASB framework. We will post amendments to the Code of Conduct or waivers from its provisions, if any, on our website that apply to any of our directors or executive officers in accordance with the requirements of the SEC or the NYSE.

The information on our website is not a part of, nor is it incorporated by reference, into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS

The following is a discussion of the risk factors we believe are material to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors. Consequently, the following is not a complete discussion of all potential risks or uncertainties. Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

RISKS RELATED TO OUR INVESTMENT ACTIVITIES
Declines in the market value of our investments could negatively impact our comprehensive income, book value per common share, dividends, and liquidity.
Our investments fluctuate in value due to several factors including, among others, market volatility, geopolitical events and changes in credit spreads, spot and forward interest rates, and actual and anticipated prepayments. Our investments may also fluctuate in value due to increased or reduced demand for the types of investments we own. The increased or reduced demand for MBS investments relative to U.S. Treasury securities with similar maturities can be observed by looking at the spread or premium included in the interest rate of an MBS investment compared to a U.S. Treasury. The level of demand may be impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve.
Changes in credit spreads represent the market’s valuation of the perceived riskiness of assets relative to risk-free rates. Credit spreads change based on several factors, including, but not limited to, macroeconomic and systemic changes, factors specific to a particular security such as prepayment performance or credit performance, market psychology, and Federal Reserve monetary policies. When credit spreads widen, the market value of our investments will decline because market participants typically require additional yield to hold riskier assets.
In addition, the market value of most of our investments will typically decrease as interest rates rise, as seen during fiscal year 2023 and the first quarter of 2024. If market values decrease significantly, we may experience a material reduction in our liquidity if we are forced to sell assets at losses in order to meet margin calls from our lenders, to repay or renew repurchase agreements at maturity, or otherwise to maintain our liquidity. A material reduction in our liquidity could lead to a reduction of the dividend or potentially the payment of the dividend in Company stock subject to the Tax Code rules and limitations.
Interest rate fluctuations could negatively impact our net interest income, comprehensive income, book value per common share, dividends, liquidity, and the market price of our stock.
Interest rate fluctuations impact us in multiple ways. During periods of rising rates, particularly interest rate increases that occur with increases to the targeted U.S. Federal Funds Rate (“Federal Funds Rate”), we may experience a decline in our net interest income because our borrowing rates may increase faster than our investments mature or the coupons on our investments reset. In 2022 and 2023, the Federal Reserve increased the targeted range for the Federal Funds Rate in an effort to slow inflation, which resulted in a significant increase to our repurchase agreement financing costs. While the Federal Reserve cut the Federal Funds Rate in the third quarter of 2024 and indicated that there may be additional rate cuts, future reductions are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the Federal Funds Rate in the future. Any further increases in the Federal Funds Rate and market anticipation of the same, are likely to cause our borrowing costs to increase further, negatively impacting our net interest income, common stock dividends, market price of our stock, and book value per common share.
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
Conversely, declining interest rates may expose us to prepayment risk to the extent that prepayments increase on investments we own at a premium to their par value. We amortize the premiums we pay for a security using the effective interest method, so as prepayments increase, the amortization expense of any remaining premium we paid for an investment will also increase, and thereby negatively impact interest income. If market participants factor in potentially faster prepayment rates, we may also experience declines in the market value of higher coupon MBS.
Interest rate fluctuations may also impact the market price of our common shares independent of the effects such conditions may have on our investment and hedging portfolios. One of the factors investors may consider in deciding whether to buy or sell our common shares is our dividend rate (or expected future dividend rate) relative to market interest rates. If market interest rates continue to increase or do not decline from their current levels, prospective investors may demand a higher dividend rate on our common shares or seek alternative investments paying higher dividends or interest. We cannot assure you that we will achieve results that will allow us to increase our dividend rate in response to market interest rate increases.
It can be difficult to predict the impact on interest rates from unexpected and uncertain domestic and global political and economic events, such as trade conflicts, international politics, global monetary policy, and the impact of economic or other sanctions; however, events such as these may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the value of the assets we hold, and the financial strength of counterparties with whom we transact business.
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
Our business is materially affected by conditions in the mortgage and real estate markets as well as the broader financial markets. Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, inflation, subdued growth expectations, interest rate increases, changes to U.S. fiscal and monetary policy, trade wars, new or increased tariffs, geopolitical issues, unemployment, the availability and cost of financing, or conditions in the mortgage and real estate market have historically contributed, and may continue to contribute to increased and prolonged volatility and diminished expectations for the economy and markets. Increased volatility and deterioration in the markets for mortgages and mortgage-related assets and investor perception of the risks associated with mortgage and mortgage-related assets as well as the broader financial markets may adversely affect the performance, liquidity and market value of our investments.

When these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. If we are unable to obtain financing on favorable terms, or at all, our ability to acquire new assets or maintain our existing portfolio could be adversely affected. Additionally, a lack of liquidity in the market may force us to sell assets at a loss to meet our liquidity needs, further impacting our profitability; adversely affecting our financial condition and results of operations.
Changes in monetary policy implemented by the Federal Reserve may continue to impact the market value of our investments, borrowing costs, and our ability to earn net interest income.
In an effort to tame rising inflation levels, the Federal Reserve aggressively increased the Federal Funds Rate starting in the first quarter of 2022 and ending the fourth quarter of 2023 with a target range of 5.25%-5.50%. In addition, the Federal Reserve’s quantitative tightening policies have included decreasing the pace of its large-scale purchases of Agency RMBS and U.S. Treasuries, creating excess supply in the market. The combination of these actions resulted in an increase in interest rates, an inversion of the yield curve, and a widening of MBS spreads compared to U.S. Treasuries, negatively impacting the market value of our investments. The increase in the Federal Funds Rate also significantly increased our borrowing costs, which may remain elevated. The Federal Reserve cut the Federal Funds Rate in September 2024 and two more times before the end of 2024, which, for now, has ended yield curve inversion. If inflation reverses course, quantitative tightening could resume, including increases in the Federal Funds Rate and it is possible for the yield curve to invert again. These factors could pressure the value of our portfolio and increase the cost of financing.
We invest in MBS that are traded in over-the-counter (“OTC”) markets, which are less liquid and have less price transparency than assets traded on securities exchanges. Owning securities that are traded in OTC markets may increase our liquidity risk, particularly in a volatile market environment, because our assets may be more difficult to borrow against or sell promptly and on terms acceptable to us, which may result in losses upon sale of these assets.
Turbulent market conditions may significantly and negatively impact the liquidity and market value of MBS. During periods of severe economic stress, a market may not exist for certain of our investments at any price, particularly non-Agency MBS, which are typically more difficult to value, less liquid, and experience greater price volatility than Agency MBS. If the MBS market were to experience a severe or extended period of illiquidity, lenders may refuse to accept MBS as collateral for repurchase agreement financing, which could have a material adverse effect on our financial condition and results of operations. A sudden reduction in the liquidity of our investments could limit our ability to finance or make it difficult to sell investments if the need arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the fair value at which we have previously recorded our investments.
Changes in prepayment rates on the mortgage loans underlying our investments may subject us to reinvestment risk and adversely affect our interest income, the market value of our investments, and our liquidity.
We are subject to reinvestment risk as a result of the prepayment, repayment, and sales of our investments. To maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new investments, and if market yields on new investments are lower, our interest income will decline. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain capital or pay dividends to return capital to shareholders rather than reinvest capital, or if we invest capital in lower yielding assets for liquidity reasons, the size of our investment portfolio and the amount of income generated by our investment portfolio will decline.
RMBS have no prepayment protection while CMBS and CMBS IO have voluntary prepayment protection in the form of a prepayment lock-out on the loan for an initial period or by yield maintenance or prepayment penalty provisions, which serve as full or partial compensation for future lost interest income on the loan, although, we may not be able to reinvest the proceeds into a similar yielding asset. Compensation for voluntary prepayment on CMBS IO securities may not be sufficient to compensate us for the loss of interest as a result of the prepayment. We have no protection from involuntary prepayments. The impact of involuntary prepayments on CMBS IO is particularly acute because the investment consists entirely of premium. An increase in involuntary prepayments will result in the loss of investment premiums at an accelerated rate which could materially reduce our interest income and dividend. Involuntary prepayments typically increase in periods of economic slowdown or stress, and actions taken as a result by the GSEs and federal, state, and local governments. Defaults in loans underlying our CMBS IO, particularly loans in non-Agency CMBS IO securities collateralized by income-producing properties such as retail shopping centers, office buildings, multifamily apartments, and hotels, may increase as a result of economic weakness.
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
Loans underlying our non-Agency MBS receive primary and special servicing from third-party service providers, who control all aspects of loan collection, loss mitigation, default management, and ultimate resolution of a defaulted loan. Though the servicer has a fiduciary obligation to act in the best interest of the securitization trust, we have no contractual rights with the third-party servicer, and significant latitude exists with respect to certain of its servicing activities. If a third-party servicer fails to perform its duties under the securitization documents, this may result in a material increase in delinquencies or losses to the securities. As a result, the value of the securities may be impacted, and we may incur losses on our investment.
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
Under the terms of most securities we hold, we do not have the right to enforce remedies against the issuer of the security directly but instead must rely on a corporate trustee to act on behalf of us and other security holders. Should a trustee not be required to act under the terms of the securities or fail to take action, we could experience losses.
Provisions requiring yield maintenance charges, prepayment penalties, defeasance, or lockouts in CMBS IO securities may not be enforceable.
Provisions in loan documents for mortgages in CMBS IO securities in which we invest requiring yield maintenance charges, prepayment penalties, defeasance, or lock-out periods may not be enforceable in some states and under federal bankruptcy law. Provisions in the loan documents requiring yield maintenance charges and prepayment penalties may also be interpreted as constituting the collection of interest for usury purposes. Accordingly, we cannot be assured that the obligation of a borrower to pay any yield maintenance charge or prepayment penalty under a loan document in a CMBS IO security will be enforceable. Also, we cannot be assured that foreclosure proceeds under a loan document in a CMBS IO security will be sufficient to pay an enforceable yield maintenance charge. If yield maintenance charges and prepayment penalties are not collected, or if a lock-out period is not enforced, we may incur losses to write down the value of the CMBS IO security for the present value of the amounts not collected.
We invest in securities guaranteed by Fannie Mae and Freddie Mac, which are currently under conservatorship by the Federal Housing Finance Agency (“FHFA”). Potential changes to the federal conservatorship of Fannie Mae and Freddie Mac or to the laws and regulations affecting the support that the GSEs receive from the U.S. government may adversely affect the availability, pricing, liquidity, market value, and financing of our assets.

As conservator, the FHFA has assumed all the powers of the shareholders, directors, and officers of the GSEs with the goal of preserving and conserving their assets. At various times since the implementation of the conservatorship, Congress has considered structural changes to the GSEs, including proposals that could lead to the release of the GSEs from conservatorship. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed, or if the GSEs are released from conservatorship, the market value of Agency MBS may significantly decline, making it difficult for us to obtain repurchase agreement financing or forcing us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between the GSEs and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued by the GSEs. It may also interrupt the cash flow received by investors on the underlying MBS. Finally, reforms to the GSEs could also negatively impact our ability to comply with the provisions of the 1940 Act (see further discussion below regarding the 1940 Act).
Credit ratings assigned to debt securities by credit rating agencies may not accurately reflect the risks associated with those securities. Changes in credit ratings for securities we own or for similar securities might negatively impact the market value of these securities.
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
RISKS RELATED TO LEVERAGE, FINANCING AND HEDGING ACTIVITIES
Our use of leverage, primarily through repurchase agreements, to enhance shareholder returns increases the risk of volatility in our results and could lead to material decreases in comprehensive income, shareholders’ equity, dividends, and liquidity.
Leverage increases the return on our invested capital if we earn a greater return on investments than our cost of borrowing but decreases return on our invested capital if borrowing costs increase and we have not adequately hedged against such an increase. Further, using leverage magnifies the potential losses to shareholders’ equity and book value per common share if our investments’ fair market value declines, net of associated hedges.
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

In addition, if the Federal Reserve revises capital requirements for lenders, the economy may slow or reduce capital market liquidity. As a result, our lenders may be required to significantly increase the cost of the financing that they provide to us or the amounts of collateral they require as a condition to providing us with financing. At various times, our lenders have revised and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and a lender’s management of actual and perceived risk. Moreover, the amount of financing we receive under our financing agreements will be related to our lenders’ valuation of the assets subject to such agreements.
Typically, the master repurchase agreements that govern our borrowings grant the lender the absolute right, at its sole discretion, to reevaluate the fair market value of the assets subject to such repurchase agreements at any time. These valuations may be different from the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. If a lender determines that the value of the assets has decreased, the lender has the right to initiate a margin call, which requires us to transfer additional assets, including cash, to the lender to collateralize the existing borrowing or to repay a portion of the outstanding borrowings. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. Furthermore, if we move financing from one counterparty to another with larger haircut requirements, we will have to repay more cash to settle the original borrowing than we could borrow from the new counterparty. In these situations, we may be forced to sell assets at significantly depressed prices to meet the margin calls and to maintain adequate liquidity, which may cause significant losses. Significant margin calls related to our repurchase agreement borrowings or variation margin related to our hedging instruments may have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our shareholders, and could cause the value of our capital stock to decline.
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
In connection with certain of our repurchase agreements and derivative instruments, we are required to maintain certain financial and non-financial covenants. As of December 31, 2024, our most restrictive financial covenants require that the declines in our shareholders’ equity are no greater than 25% in any quarter and 35% in any year. In addition, virtually all of our repurchase agreements and derivative agreements require us to maintain our status as a REIT and be exempt from the provisions of the 1940 Act. Compliance with these covenants depends on market factors, the strength of our business, and operating results. Various risks, uncertainties, and events beyond our control, including significant fluctuations in interest rates, market volatility and changes in market conditions, may affect our ability to comply with these covenants. Failure to comply with these covenants could result in an event of default, termination of an agreement, acceleration of all amounts owed under an agreement, and may give the counterparty the right to exercise available remedies under the repurchase agreement, such as the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver in connection with any such default. Any such waiver may be conditioned on an amendment to the underlying agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver, or replace or refinance our assets under a new repurchase agreement on favorable terms or at all, we may be forced to sell assets at an inopportune time which will likely have a negative impact on our financial condition, results of operations, liquidity and cash flows. Further, certain of our repurchase agreements and derivative instruments have cross-default, cross-acceleration, or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.
Our use of hedging strategies to mitigate our interest rate risk may not be effective and may adversely affect our net income, liquidity, and book value per common share.
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
•the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) may be limited by U.S. federal income tax rules governing REITs;
•interest rate hedging can be relatively expensive, particularly during periods of volatile interest rates;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the party owing money in the hedging transaction may default on its obligation to pay.
Our hedging instruments can be traded on an exchange, or administered through a clearing house or under bilateral agreements between us and a counterparty. Bilateral agreements expose us to increased counterparty risk, and we may be at risk of losing any collateral held by a hedging counterparty if the counterparty becomes insolvent or files for bankruptcy.
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
We may incur significant losses if we, or one or more of our third-party lenders, default on a repurchase agreement or file for bankruptcy.
Repurchase agreement transactions are legally structured as the sale of a security to a lender in return for cash from the lender. These transactions are accounted for as financing agreements because the lenders are obligated to resell the same securities back to us at the end of the transaction term. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities, if the lender defaults on its obligation to resell the same securities back to us at the end of the transaction term, we would incur a loss on the transaction equal to the difference between the value of the securities sold and the amount borrowed from the lender including accrued interest. The lender may default on its obligation to resell if it experiences financial difficulty or if the lender has re-hypothecated the security to another party who fails to transfer the security back to the lender. Additionally, if we default on one of our obligations under a repurchase agreement, the lender can terminate the transaction, sell the underlying collateral and cease entering into any other repurchase transactions with us. Any losses we incur on our repurchase transactions could adversely affect our liquidity, earnings, and therefore reduce our ability to pay dividends to our shareholders.
In the event that one of our lenders under a repurchase agreement files for bankruptcy, it may be difficult for us to recover our assets pledged as collateral to such lender. In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under our repurchase agreements without delay. In the event that either we or one of our lenders file for bankruptcy, we may incur losses in amounts equal to the excess of our collateral pledged over the amount of repurchase agreement borrowing due to the lender, which would adversely affect our liquidity, earnings and ability to pay dividends to our shareholders.
We have risks based on models used to make purchases and risk management decisions for our portfolio.
We use models and third-party data to value and to measure the risk in our portfolio. These models provide estimates on duration, convexity, prepayment speeds, future interest rates, defaults as well as other factors. There are no guarantees that the models provide accurate results, and there is a risk that market participants could be using different models or interpreting model results differently than we do. These variations in data, interpretation and even model errors could result in potential losses of cash flow and trading losses in our portfolio.
RISKS RELATED TO OUR QUALIFICATION AS A REIT AND TAX-RELATED OR OTHER REGULATORY MATTERS
If we fail to conduct our operations properly, we may not qualify for exemption under the 1940 Act, which may reduce our flexibility and limit our ability to pursue certain opportunities.
We seek to conduct our operations to avoid falling under the definition of an investment company pursuant to the 1940 Act. Specifically, we seek to conduct our operations to comply with Section 3(c)(5)(C) of the 1940 Act, which provides an exemption to companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. According to SEC staff no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets and at least 80% of their assets are real estate-related. The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the 1940 Act. We believe that we are operating our business in accordance with the exemption requirements of Section 3(c)(5)(C) of the 1940 Act. Likewise, our subsidiaries will rely either on Section 3(c)(5)(C) of the 1940 Act or other sections of the 1940 Act that provide exemptions from registration thereunder, including Sections 3(a)(1)(C) and 3(c)(7).
Under the 1940 Act, an investment company is required to register with the SEC and is subject to extensive regulations relating to, among other things, operating methods, management, capital structure, leverage, dividends, and transactions with affiliates. If we are classified as an investment company, our ability to use leverage and conduct business as we do today would be substantially impaired. This would severely impact our business model, profitability, and ability to pay dividends to our shareholders.
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
To qualify as a REIT and avoid certain taxes, we must generally distribute at least 90% of our taxable income annually to our shareholders, subject to certain adjustments and excluding any net capital gain. To the extent that we satisfy this 90% distribution requirement but distribute less than 100% of our taxable income, including our net capital gain, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, if we fail to meet certain other thresholds for the distribution of our taxable income, we may be subject to a non-deductible 4% excise tax. While we have not established a minimum dividend payment level, we aim to distribute sufficient dividends to our shareholders to satisfy the 90% distribution requirement and avoid the corporate income tax and the non-deductible 4% excise tax.
If we do not have the funds available to meet our REIT distribution requirements or to avoid corporate and excise taxes, we could be forced to use unattractive options to generate the necessary cash, such as selling assets at distressed prices, borrowing on unfavorable terms, distributing amounts that would otherwise be invested or used to repay debt, or paying dividends in the form of common stock. Taxable shareholders receiving common stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings for federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.
As of December 31, 2024, we have $719.0 million of deferred tax hedge gains, which were recognized in GAAP net income (loss) during 2024 and prior periods. Our projected amortization of these deferred tax hedge gains into taxable income for 2025 is currently estimated to be $100.1 million; however, this amount is subject to change based on a number of factors, particularly given the degree of uncertainty about the trajectory of interest rates. It is possible that our REIT distribution requirements may exceed the net cash we generate from our operations.
We have not established a minimum dividend payment level, and we may not have the ability to pay dividends in the future. Furthermore, our monthly dividend strategy could attract shareholders who are especially sensitive to the level and frequency of the dividend. If we were to reduce the dividend or change back to a quarterly payment cycle, our share price could materially decline.
We currently intend to pay regular dividends to our common shareholders and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income, subject to certain adjustments, including utilization of our NOL, is distributed. However, we have not established a minimum dividend payment level, and the amount of our dividend is subject to fluctuation. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our GAAP and tax earnings, our financial condition, the requirements for REIT qualification, and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions, or our Board of Directors may change our dividend policy in the future. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a shareholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.
Our strategy of paying a monthly dividend is designed in part to attract retail shareholders that invest in stocks that pay a monthly dividend. The ownership of our stock may become overly concentrated in shareholders who only invest in monthly dividend-paying stocks. These shareholders may be more sensitive to reductions in the dividend or a change in the payment cycle, and our share price could materially decline if we were to reduce the dividend or change the payment cycle of our dividend.
Future issuances of equity securities may dilute your percentage ownership in us and may also negatively affect the market price of our common stock.
The issuance or sale of substantial amounts of our common stock (directly, in underwritten offerings or through our at-the-market (“ATM”) program, or indirectly through convertible or exchangeable securities, warrants, or options) to raise additional capital, or pursuant to our stock incentive plans, or the perception that such securities are available or that such issuances or sales are likely to occur, could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. However, our future growth will depend, in part, upon our ability to raise additional capital, including through the issuance of equity securities. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis, and our charter empowers our Board of Directors to make significant changes to our capital stock without stockholder approval. Our preferred stock, as well as any additional preferred stock we may issue, will have a preference on distribution payments, periodically or upon liquidation, which could impact our ability to make distributions to common stockholders.
During 2024, we raised substantial amounts of capital through an underwritten public offering and through our ATM program. Because our decision to issue additional equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital-raising efforts. Thus, common stockholders bear the risk that our future issuances of equity securities may negatively affect the market price of our common stock and will likely dilute their percentage ownership.

Qualifying as a REIT involves highly technical and complex provisions of the Tax Code, and a technical or inadvertent violation could jeopardize our REIT qualification. Maintaining our REIT status may reduce our flexibility to manage our operations.
Qualification as a REIT involves the application of highly technical and complex Tax Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset and income tests, organization, distribution, shareholder ownership, and other requirements on a continuing basis. Our operations and use of leverage also subject us to interpretations of the Tax Code, and any violations of the relevant requirements under the Tax Code could cause us to lose our REIT status or to pay significant penalties and interest. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility, or reduce the market price of our securities.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations.
Future revisions in the U.S. federal tax laws and interpretations thereof may affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us. Any such revisions could have an adverse effect on an investment in our securities or on the market value or the resale potential of our assets. Shareholders are urged to consult with their tax advisor with respect to the impact of such revisions on their investment in our shares and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation.
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
If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax, after consideration of any remaining NOL carryforward but not considering any dividends paid to our shareholders during the respective tax year. The resulting corporate tax liability could be material. Unless we are entitled to relief under certain Tax Code provisions, we also will be disqualified from taxation as a REIT until the fifth taxable year following the year for which we failed to qualify as a REIT. If we lose our REIT status, our lenders would have the right to terminate any repurchase agreement borrowings and derivative contracts outstanding at that time. This would further stress our liquidity position, reduce the amount of cash available for distribution to our shareholders, and could further exacerbate the adverse impacts on the value of our common stock described above.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is lower than the corresponding maximum ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Instead, under the current law, qualified REIT dividends constitute “qualified business income,” and thus, a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. shareholders. Additionally, without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than equity investments in non-REIT entities that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of a nationally recognized accounting and tax services firm, substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should more likely than not be treated as ownership of the underlying Agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should more likely than not be treated as gain from the sale or disposition of the underlying Agency RMBS. Tax opinions are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions, which could lead to tax penalties, REIT compliance issues, or other regulatory compliance challenges. In addition, we must emphasize that the opinion is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to challenge the opinion successfully, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
For REIT qualification purposes, we treat repurchase agreement transactions as financing of the investments pledged as collateral. If the IRS disagrees with this treatment, our ability to qualify as a REIT could be adversely affected.
Repurchase agreement financing arrangements are structured legally as a sale and repurchase whereby we sell certain of our investments to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the investments sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the securities that are the subject of any such sale and repurchase agreement, notwithstanding that such agreement may legally transfer record ownership of the securities to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow and our profitability.
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure or considered prohibited transactions under the Tax Code, and state or local income taxes. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from prohibited transactions, we may hold some of our assets through a taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates to the extent that such TRS does not have an NOL carryforward. Any of these taxes would decrease cash available for distribution to our shareholders.
The stock ownership limit imposed by the Tax Code for REITs and our Restated Articles of Incorporation (“Articles of Incorporation”) may restrict our business combination opportunities. The stock ownership limitation may also result in reduced liquidity of our stock and may result in losses to an acquiring shareholder.
To qualify as a REIT under the Tax Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Tax Code to include certain entities) at any time during the last half of each taxable year. Our Articles of Incorporation, with certain exceptions, authorize our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our Articles of Incorporation, no person may beneficially or constructively own more than 9.8% of our capital stock (including our common and preferred stocks). Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations, and undertakings as it determines to be reasonably necessary.
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
Further, changes in our ownership from capital markets activity, ATM activity, or any potential merger or acquisition activity have the potential of limiting the utilization of NOLs or capital loss carryforwards.
The stock ownership limit imposed by the Tax Code for REITs and our Articles of Incorporation may impair the ability of holders to convert shares of our outstanding preferred stock into shares of our common stock upon a change of control.
The terms of our outstanding preferred stock provide that, upon the occurrence of a change of control (as defined in the Articles of Incorporation), each holder of our outstanding preferred stock may have the right to convert, in conjunction with a change in control, all or part of such outstanding preferred stock held by such holder into a number of shares of our common stock per share of outstanding preferred stock based on the formulas set forth in our Articles of Incorporation. However, the stock ownership restrictions in our Articles of Incorporation also restrict ownership of shares of our outstanding preferred stock. As a result, no holder of outstanding preferred stock will be entitled to convert such stock into our common stock to the extent that receipt of our common stock would cause the holder to exceed the ownership limitations contained in our Articles of Incorporation, endanger the tax status of one or more real estate mortgage investment conduits in which we may have an interest, or result in the imposition of a direct or indirect penalty tax on us. These provisions may limit the ability of a holder of outstanding preferred stock to convert shares of preferred stock into our common stock upon a change of control, which could adversely affect the market price of shares of our outstanding preferred stock.

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
We believe that we have complied with all of the requirements set forth above as of December 31, 2024. If we fail to satisfy the criteria set forth above, or if the criteria change, we may become subject to CFTC regulation or enforcement action, the consequences of which could have a material adverse effect on our financial condition or results of operations.
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
Additionally, any failure or interruption of our operational and trading systems or communication or information systems caused by a cybersecurity breach of our networks or systems or the third-party service providers’ networks or systems, could cause delays or other problems in our trading or borrowing activities or lead to unauthorized trading activity, any of which may have a significant adverse effect on our financial condition or results of operations. Geopolitical tensions or conflicts may further heighten the risk of cybersecurity attacks, and the use of artificial intelligence (“AI”) may increase the sophistication, effectiveness, and harm caused by such attacks. A disruption or breach could also lead to the unauthorized access, release, misuse, loss, or destruction of proprietary or confidential information, including the personal or confidential information of our employees or third parties, which could lead to regulatory fines, litigation, increased expenses due to the costs of remediating a breach, reputational harm, and fewer third parties willing to do business with us.
Computer malware, viruses, computer hacking, and phishing attacks have become more prevalent and may occur on our or our third-party service providers’ systems. We have no control over our third-party service providers’ systems, and any cybersecurity breach of their network or systems could compromise our operations. Even with all reasonable security efforts, not every system or network breach can be prevented or even detected. Furthermore, because certain of our employees are working remotely, there is an increased risk of disruption to our operations because our employees’ residential networks and infrastructure may not be as secure as our office environment. We may face increased costs as we (i) continue to evolve our cybersecurity defenses in order to contend with evolving risks, (ii) monitor our systems for cyber-attacks and security threats, and (iii) seek to determine the extent of our losses in the event of a cybersecurity breach. The costs and losses associated with preventing cybersecurity breaches are difficult to predict and quantify and could have a significant adverse effect on our financial condition and results of operations. We rely heavily on the financial, accounting, risk management, and other data processing systems provided by our third-party service providers, and any failure to maintain performance, reliability, and security of these systems and our other technical infrastructure could have a significant adverse effect on our financial condition or results of operations. Furthermore, we have no control over the cybersecurity systems used by our third-party service providers, and such third-party service providers may have limited indemnification obligations to us.
We may change our investment strategy, operating policies, dividend policy, and/or asset allocations without shareholder consent and/or in a manner in which shareholders, analysts, and capital markets may not agree with us.
A change in our investment strategy or asset allocation may materially change our exposure to interest rate and/or credit risk, default risk, and real estate market fluctuations. These changes could have a material impact on our ability to continue to pay dividends at a level that we had previously paid before the change in strategy. Furthermore, if any change in investment strategy, asset allocation, operating or dividend policy is perceived negatively by the markets or analysts covering our stock, our stock price may decline. Part of our investment strategy includes deciding whether to reinvest payments received on our existing investment portfolio. Based on market conditions, our leverage, and our liquidity profile, we may decide not to reinvest the cash flows we receive from our investment portfolio, or we may pursue alternate investment strategies. If we retain, rather than reinvest, these cash flows, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline. In addition, if the new assets we acquire in the future earn lower yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down or are sold.
We may be subject to risks associated with AI and machine learning technology.
Recent technological advances in AI and machine learning technology may pose risks to us. In the future, we may utilize machine learning to leverage new technology and create efficiencies or opportunities. Any use by us, or by third parties providing information or advice to us, of analytics models or data to manage our business may result in us relying on or receiving incorrect, misleading, or incomplete information, which could materially adversely impact our business and financial results. Our use of AI could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.
We also could be exposed to the risks of machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use machine learning technology in their business activities. We will not be able to control the use of such technology in third-party products or services. Use by third-party service providers could give rise to issues pertaining to data privacy, data protection, and intellectual property considerations.
We are subject to human capital risk.
The success of our Company is dependent on attracting and retaining employees and key personnel, particularly with an understanding of MBS investments and risk as well as REIT regulations. We are also exposed to human capital risks at our key vendors and our business can be adversely affected to the extent a key vendor experiences material turnover. There is competition for talented employees to operate our business and set the strategic direction for the Company. Recruiting, training, assessing talent and retaining highly skilled employees is a focus, but there is no guarantee of success. The departure of employees could impact our operating results and outlook for investing in the future.
Share repurchases of our common stock or Series C Preferred Stock may negatively impact our compliance with covenants in our financing agreements and regulatory requirements (including maintaining exclusions from the requirements of the 1940 Act and qualification as a REIT). Any compliance failures associated with share repurchases could have a material adverse effect on our business, financial condition, and results of operations. Share repurchases also may negatively impact our ability to invest in our target assets in the future.
Our Board of Directors has approved a share repurchase program that permits the Company to repurchase shares of its common stock at any time or from time to time at management’s discretion. Certain of our financing agreements have financial covenants that our share repurchases may impact. Furthermore, if we fund share repurchases by selling our investments, the allocation of our investment portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act could be impacted, as well as our ability to comply with income and asset tests required to qualify as a REIT. In addition, our decision to repurchase shares under the Program could adversely affect our competitive position and could negatively impact our ability in the future to invest in assets that have a greater potential return than our share repurchases.
Our profitability may be impacted by increased focus related to environmental, social, and governance (“ESG”) issues, including, but not limited to, climate-related events and related regulatory requirements.
The effects of climate change could affect our profitability and adversely impact the value of the real estate assets securing our investments. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure could have the potential to disrupt our business and the business of our third-party providers.
Climate change and regulations intended to control its impact may affect the value of our investments and result in higher compliance and energy costs, which would impact the broader economy. There can be no assurance that climate change will not have a material adverse effect on our assets, operations, or business.
In addition, our business is subject to evolving corporate governance and public disclosure regulations and expectations with respect to ESG matters. We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC and the NYSE. Mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor, and risk oversight could expand the nature, scope, and complexity of matters that we are required to manage, assess, and report, which could divert the attention of management. Disclosure that regulators, advocacy groups, investors, or other stakeholders consider inadequate could harm our reputation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company recognizes cybersecurity as crucial to protecting its business and employees’ sensitive information. The Company has implemented and maintains a Security Incident Response Policy as part of its enterprise-wide risk management system, which is intended to ensure that the Dynex information technology (“IT”) systems function properly and successfully assess, identify, contain, investigate, remedy, report, and respond to information security risks, threats or incidents.
The Company’s IT services including, but not limited to, service desk support, endpoint management, network and server administration, cloud engineering, and cybersecurity and incident management, are provided by an IT team consisting of primarily third-party consultants who are employed on a contract basis with assistance from the Company’s IT employees. Our IT team reports directly to the Company’s Chief Technology Officer (“CTO”) for executive oversight and accountability.
To mitigate the risk of a cybersecurity incident both internally and with third parties, the Company’s IT team provides mandatory cybersecurity training for all employees and contractors. They also conduct periodic training and awareness campaigns by sending employees simulated phishing attacks. The results of these simulated phishing attacks are reviewed and reported to management and the Board of Directors. In addition to training its employees and consultants, the Company’s devices and servers are equipped with cybersecurity software applications, which are continuously monitored by an expert third-party managed security service provider that has numerous certifications recognized in the IT industry and provides security services for several Fortune 100 companies and certain highly secure government agencies. Different data analytics techniques are used to detect suspicious system behavior, provide contextual information, and block malicious activity. Any detected threat or malicious activity will immediately alert the security team for further investigation and remediation. Periodically, the Company engages a third party to perform both internal and external penetration testing to assess strengths and vulnerabilities of the Company’s readiness against cyber attacks.
The Audit Committee oversees the Company’s enterprise risk management program, which includes periodic assessments of cybersecurity risk. As a part of these assessments, the Audit Committee reviews and discusses the risks identified by management and the Company’s policies and practices in place to mitigate those cybersecurity-related risks. Management presents to the Board of Directors on our cybersecurity strategy, results of testing and training, and, as needed, to inform the Board of Directors and Audit Committee of any new or emerging threats or risks.
The Company is not aware of any material breaches in its cybersecurity operations during the three years ended December 31, 2024. Further, the Company has not identified any specific cybersecurity threats likely to materially affect the Company’s business strategy, results of operations, or financial conditions.
For more information, please also refer to our risk factor related to our reliance on third-party service providers under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES
The Company does not own or lease any physical properties that are material to its business, financial condition, or results of operations.

ITEM 3.    LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in total, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the trading symbol “DX”. The common stock was held by approximately 345 holders of record as of February 12, 2025. On that date, the closing price of our common stock on the NYSE was $13.26 per share. The Company currently pays a monthly dividend on its common stock and declared a total of $1.60 per common share for the year ending December 31, 2024. Please refer to “Operating and Regulatory Structure” contained within Part 1, Item I, “Business” for disclosure regarding the tax characterization of these dividends.
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
The following graph is a five-year comparison of shareholders’ cumulative total return, assuming $100 invested at the close of trading on December 31, 2019 with reinvestment of all dividends, in each of: (i) our common stock, (ii) the stocks included in the Standard & Poor’s 500 Index (“S & P 500”); (iii) the stocks included in the S&P 500 Financials Index; and (iv) the stocks included in the FTSE NAREIT Mortgage REIT Index.

	Cumulative Total Stockholder Returns as of December 31,
Index (1)	2019	2020	2021	2022	2023	2024
Dynex Capital, Inc. Common Stock	$100.00	$117.01	$119.68	$101.30	$113.48	$129.01
S&P 500 Index	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
S&P 500 Financials Index	$100.00	$98.24	$132.50	$118.49	$132.83	$173.35
FTSE NAREIT mREIT Index	$100.00	$81.38	$94.05	$69.27	$79.79	$79.96
(1) Source: Bloomberg

The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
The Company’s Board of Directors has authorized a share repurchase program (the “Program”) of up to $100 million of the Company’s outstanding shares of common stock and up to $50 million of the Company’s Series C Preferred Stock through open market transactions, privately negotiated transactions, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act, block transactions or otherwise. The Program permits the Company to repurchase shares of common stock or Series C Preferred Stock at any time or from time-to-time at management’s discretion. The decision to purchase shares will depend on a variety of factors, including, but not limited to, the market prices of the common stock and the Series C Preferred Stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program does not obligate the Company to purchase any shares, and any open market repurchases under the Program will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. The Program is authorized through April 30, 2026, although it may be modified or terminated by the Board of Directors at any time.
The Company has an at-the-market agreement ("ATM") whereby the Company may offer and sell through its sales agents up to approximately 69.4 million shares of common stock. During the year ended December 31, 2024, the Company issued 16.8 million shares of its common stock through its ATM program at an aggregate value of $207.6 million, net of $2.6 million in broker commissions, of which 5.2 million shares were issued during the fourth quarter of 2024 at an aggregate value of $64.4 million, net of $0.8 million in broker commissions.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Part I, Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K and in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Forward-Looking Statements” contained within this Item 7 for additional information. This discussion also contains non-GAAP financial measures, which are discussed in the section “Non-GAAP Financial Measures.”
For a complete description of our business, including our operating policies, investment philosophy and strategy, financing and hedging strategies, and other important information, please refer to Part I, Item 1 of this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

In late 2023, the 10-year U.S. Treasury approached 5% based on inflation fears, but into the end of 2023 and early 2024, there was optimism that many rate cuts were on the near term horizon which spurred longer term rates to fall in the early part of 2024. As the year progressed and more economic data was available, it became clear that growth was still moderate and the early outlook for rate cuts was too aggressive. Beginning in September, the Federal Reserve began to cut interest rates, reversing the direction of short-term rates for the first time since March of 2022. The Federal Funds rate cut in September was followed by two more rate cuts before year end. This shift in policy and the outlook for 2025 changed the shape of the yield curve, and by the end of 2024, the yield curve was no longer inverted with short-term rates below longer-term rates. This change in the shape of the yield curve allows levered mortgage investors, like Dynex, to earn a positive carry by investing in longer term bonds with a higher yield than its repurchase based financing cost which is generally tied to shorter-term rates. Mortgage spreads to Treasuries remained elevated for most of 2024 which provided for solid opportunities to buy assets that will generate good returns over the long term.
Market Data
The charts below show the range of U.S. Treasury rates for the past year and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:					Change in Spreads YTD
Investment Type: (1)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Agency RMBS:
2.0% coupon	89	83	86	84	76	13
2.5% coupon	93	83	87	84	78	15
4.0% coupon	69	71	78	74	74	(5)
4.5% coupon	68	70	73	71	73	(5)
5.0% coupon	69	66	67	68	69	—
5.5% coupon	72	64	68	65	66	6
6.0% coupon	74	54	65	62	60	14
Agency DUS (Agency CMBS)(2)	96	104	95	94	105	(9)
Freddie K AAA IO (Agency CMBS IO)(2)	120	135	150	165	180	(60)
AAA CMBS IO (Non-Agency CMBS IO)(2)	119	122	135	168	225	(106)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of Results

As a result of capital raising and a more favorable investing environment, we significantly grew our balance sheet during the year ended December 31, 2024. Our total assets increased over 28%, and our total shareholders’ equity increased over 36%. During the year, we added approximately $2.2 billion in higher coupon Agency RMBS at a lower cost of financing, which improved our net interest income to $5.9 million versus a loss of $(7.9) million in the prior year. As the yield curve un-inverted, we repositioned our hedges, changing the majority of our interest rate derivatives from U.S. Treasury futures to interest rate swaps, which contributed net periodic interest of $16.1 million to our earnings for the year ended December 31, 2024. Our investment portfolio declined in fair value because the increase in the 10-year U.S. Treasury rate as well as widening of credit spreads. However, gains from our hedging portfolio exceeded the losses in fair value of our investments by $130.5 million. Despite the growth in our balance sheet, we managed our operating expenses and lowered our expense ratio by approximately 70 basis points compared to the prior year.

The following table summarizes the changes in the Company's financial position during 2024:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of December 31, 2023 (1)			$759,235	$13.31
Net interest income		$5,877
G & A and other operating expenses		(36,498)
Preferred stock dividends		(7,694)
Changes in fair value:
MBS and loans	$(157,845)
TBAs	(38,512)
U.S. Treasury futures	174,108
Interest rate swaps	152,781
Total net change in fair value		130,532
Comprehensive income to common shareholders			92,217
Capital transactions:
Net proceeds from stock issuance (2)			338,315
Common dividends declared			(116,331)
Balance as of December 31, 2024 (1)			$1,073,436	$12.70
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $6.3 million from amortization of share-based compensation, net of grants, and adjustments for payroll tax withholding on share-based compensation vesting during the year ended December 31, 2024.

Current Outlook

Inflation fears that drove U.S. Federal Reserve policy over the last three years are starting to subside, which allowed the Federal Open Market Committee to start cutting the U.S. Federal Funds rate in the second half of 2024. The shape of the yield curve and less restrictive monetary policy in 2025 provide an investment backdrop that is very different than the last two years, which were marked by rising short-term rates and a prolonged period of an inverted yield curve. Historically wide spreads provide us a good environment to invest into, and the swaps market further supports portfolio returns for levered mortgage investors like Dynex. With rapidly evolving geopolitical and macroeconomic factors, we are focused on regulatory changes and the potential range of impacts on monetary policy, yield curve, and generally supply and demand dynamics. We are also prepared for bouts of volatility and spread widening, which may cause temporary declines in the market value of our assets but should provide for compelling returns for our investors longer term. Inflation is still a focus and tax policy may cause changes to the inflation outlook. The financing environment is still liquid and supportive of ownership of high-quality liquid assets such as Agency MBS. We may continue to expand our capital base through the ATM program to deploy into an attractive market, achieve scale, and continue to attract higher price-to-book multiple on our common stock price.

FINANCIAL CONDITION

Investment Portfolio

Our investment portfolio (including TBAs) as of December 31, 2024, increased approximately 32% compared to December 31, 2023. The following charts compare the composition of our MBS portfolio (including TBAs) as of the dates indicated:
We purchased approximately $2.2 billion of higher coupon Agency RMBS during the year ended December 31, 2024, of which $335.1 million were pending settlement as of December 31, 2024. We also increased our TBA positions by a notional of $1.0 billion during the year ended December 31, 2024. The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	December 31, 2024
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$655,356	$666,107	$516,541	51	5.0%	6.49	5.42%
2.5%	561,625	582,776	463,402	52	4.3%	6.37	5.33%
4.0%	324,615	325,091	299,774	45	6.4%	5.92	5.25%
4.5%	1,323,371	1,291,410	1,252,219	27	7.4%	5.79	5.33%
5.0%	2,356,262	2,315,518	2,284,613	18	5.7%	5.19	5.47%
5.5%	2,193,064	2,207,296	2,178,180	13	5.3%	4.53	5.61%
6.0%	303,470	307,211	307,509	13	13.2%	3.60	5.74%
TBA 4.0%	462,000	424,917	421,796	n/a	n/a	6.62	5.20%
TBA 4.5%	383,000	361,610	359,837	n/a	n/a	5.95	5.35%
TBA 5.0%	710,000	693,938	684,706	n/a	n/a	5.20	5.51%
TBA 5.5%	864,000	860,609	852,053	n/a	n/a	4.21	5.73%
Total	$10,136,763	$10,036,483	$9,620,630	23	6.1%	5.22	5.49%

	December 31, 2023
	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
Coupon				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
30-year fixed-rate:	($s in thousands)
2.0%	$708,528	$720,611	$586,361	39	4.4%	6.81	4.60%
2.5%	608,580	632,343	525,018	40	4.5%	6.62	4.59%
4.0%	354,382	354,965	339,212	34	5.5%	5.65	4.67%
4.5%	1,383,019	1,350,697	1,348,108	15	5.0%	5.08	4.88%
5.0%	2,070,473	2,035,088	2,057,309	9	4.7%	4.24	5.10%
5.5%	897,520	900,218	907,524	8	5.0%	3.58	5.29%
TBA 4.0%	262,000	240,641	248,040	n/a	n/a	5.89	4.72%
TBA 4.5%	223,000	210,940	216,415	n/a	n/a	4.75	4.92%
TBA 5.0%	518,000	490,466	512,982	n/a	n/a	3.98	5.15%
TBA 5.5%	200,000	191,926	201,047	n/a	n/a	2.81	5.36%
TBA 6.0%	200,000	193,369	203,219	n/a	n/a	2.15	5.37%
Total	$7,425,502	$7,321,264	$7,145,235	17	4.8%	4.72	4.98%
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
(7)Represents the weighted average market yield projected using cash flows generated from the forward curve based on market prices as of the date indicated and assuming zero volatility.

Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO comprise 2.1% of our MBS portfolio as of December 31, 2024 is comprised of Agency CMBS, Agency CMBS IO, and non-Agency CMBS IO. Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well for the last decade versus other sectors of the commercial real estate market. Our Agency CMBS IO are Class X1 from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.8% of the loans in K-deals are current as of September 2024. Our non-Agency CMBS IO were all originated prior to 2018 with a weighted average remaining life of less than 2 years. The underlying loans for the non-Agency CMBS IO securities are collateralized by a number of different property types including: 27% retail, 40% office, 4% multifamily, 10% hotel and 19% all other real estate categories. In the current macroeconomic environment, we are not actively purchasing CMBS or CMBS IO as current risk versus reward remains unattractive relative to Agency RMBS. Our non-Agency CMBS IO investments are nearing maturity and have very little amortized cost remaining; any changes in actual payments may result in large swings in yield as shown below. Non-Agency CMBS IO do not comprise a material percentage of our portfolio and future income is not expected to have a material impact on our financial results.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	December 31, 2024
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$99,848	$95,463	2.6	4.76%
Agency CMBS IO	109,335	103,606	5.7	7.21%
Non-Agency CMBS IO	8,256	10,780	1.3	26.42%
Total	$217,439	$209,849

	December 31, 2023
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$121,799	$115,595	4.1	4.74%
Agency CMBS IO	140,824	133,302	5.9	5.19%
Non-Agency CMBS IO	26,490	26,416	1.1	13.32%
Total	$289,113	$275,313
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the dates indicated and assuming zero volatility.
Repurchase Agreements
Our repurchase agreement borrowings increased to $6.6 billion as of December 31, 2024 from $5.4 billion as of December 31, 2023 as we used these funds to partially finance our purchases of Agency RMBS during the year. We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 7 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
During the year ended December 31, 2024, we shifted the majority of our interest rate hedges from U.S. Treasury futures to interest rate swaps. The table below discloses details on the Company's interest rate hedges held as of December 31, 2024, compared to hedging portfolio held as of December 31, 2023:

Notional Amount Long (Short)	December 31, 2024	December 31, 2023
($s in thousands)
30-year U.S. Treasury futures	$(516,500)	$(700,000)
10-year U.S. Treasury futures	(735,000)	(4,180,000)
4-5 year interest rate swaps (pay-fixed rate of 3.42%)	(1,275,000)	—
6-7 year interest rate swaps (pay-fixed rate of 3.61%)	(3,085,000)	—
9-10 year interest rate swaps (pay-fixed rate of 3.83%)	(1,025,000)	—
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net Interest Expense
Net interest expense and net interest spread improved for the year ended December 31, 2024, compared to the year ended December 31, 2023. Though our average cost of financing remained higher than our effective yield for 2024, our net interest income turned positive as our purchases of higher-yielding assets increased our interest income relative to 2023, while the rate cuts implemented by the FOMC during the year helped to lower our interest expense. As market expectations of a rate reduction increased, we shortened our borrowing terms with our counterparties so we would be in a better position to rollover our borrowings as quickly as possible to take advantage of lower financing rates.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Year Ended
	December 31,
	2024			2023
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$289,781	$6,477,575	4.47%	$177,695	$4,621,304	3.85%
Agency CMBS	3,247	106,641	3.00%	3,713	124,157	2.96%
CMBS IO (5)	11,029	140,353	7.86%	9,666	202,261	4.78%
Non-Agency MBS and other investments	78	1,396	5.04%	128	2,377	5.28%
MBS and loans	$304,135	$6,725,965	4.52%	$191,202	$4,950,099	3.86%
Cash equivalents	15,399			16,315
Total interest income	$319,534			$207,517

Repurchase agreement financing	(313,657)	5,790,037	(5.33)%	(215,448)	4,034,561	(5.27)%
Net interest income (expense)/net interest spread	$5,877		(0.81)%	$(7,931)		(1.41)%
Net periodic interest	16,105		0.28%	—		—%
Economic net interest income (expense)/spread (6)	$21,982		(0.53)%	$(7,931)		(1.41)%
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
(6)Represents a non-GAAP measure. Please refer to the section below “Non-GAAP Financial Measures” for a reconciliation of economic net interest income/spread to GAAP measures.

Gains (Losses) on Investments and Derivative Instruments
The 10-year U.S. Treasury rate rose as high as 4.71%, ending 2024 at 4.57%, an increase of approximately 69 basis points since the year began. Throughout the year, we frequently adjusted the volume and type of derivative instruments used to hedge the volatile interest rate environment. As a result, net gains from our interest rate hedging portfolio exceeded the net loss in fair value of our investments by $130.5 million, which also declined in fair value due to wider credit spreads as of December 31, 2024 versus December 31, 2023.
During the year ended December 31, 2023, the 10-year U.S. Treasury rate ranged from a low of 3.31% in April 2023 to a high of 4.99% in October 2023, yet ended the year where it started at 3.88%. Credit spreads, which were wider for most of 2023, also tightened during the fourth quarter of 2023. We purchased $3.6 billion of Agency RMBS throughout the year when credit spreads were wider relative to December 31, 2023. As a result, the fair value of our investment portfolio, including TBAs, increased a net $68.4 million for the year ended December 31, 2023. These gains were partially offset by net losses on our interest rate hedges of $(10.8) million for the year ended December 31, 2023.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Year Ended
	December 31, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(144,139)	$(18,642)	$(162,781)
Agency CMBS	(1,506)	1,073	747	314
CMBS IO	—	531	3,861	4,392
Other non-Agency and loans	—	183	47	230
Subtotal	(1,506)	(142,352)	(13,987)	(157,845)
TBA securities (1)	38,530	(77,042)	—	(38,512)
Net gain (loss) on investments	$37,024	$(219,394)	$(13,987)	$(196,357)

Interest rate hedging portfolio:
U.S. Treasury futures	$(46,955)	$221,063	$—	$174,108
Interest rate swaps (2)	16,105	136,676	—	152,781
Net (loss) gain on interest rate hedges	$(30,850)	$357,739	$—	$326,889

Total net gain (loss)	$6,174	$138,345	$(13,987)	$130,532

	Year Ended
	December 31, 2023
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(74,916)	$141,263	$16,343	$82,690
Agency CMBS	—	96	1,342	1,438
CMBS IO	—	1,111	5,148	6,259
Other non-Agency and loans	—	31	10	41
Subtotal	(74,916)	142,501	22,843	90,428
TBA securities (1)	(97,777)	75,713	—	(22,064)
Net (loss) gain on investments	$(172,693)	$218,214	$22,843	$68,364

Interest rate hedging portfolio:
U.S. Treasury futures	$234,015	$(246,445)	$—	$(12,430)
Put options on U.S. Treasury futures	3,645	(2,056)	—	1,589
Net gain (loss) on interest rate hedges	$237,660	$(248,501)	$—	$(10,841)

Total net gain (loss)	$64,967	$(30,287)	$22,843	$57,523
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
2)Realized gain (loss) for interest rate swaps consists of net periodic interest benefit of $16.1 million for the year ended December 31, 2024. We did not have any interest rate swap agreements mature or terminate during the year ended December 31, 2024.

Operating Expenses
Operating expenses for the year ended December 31, 2024, increased $3.6 million compared to the year ended December 31, 2023, primarily due to accelerated recognition of share-based compensation expense for certain stock incentive awards granted in March 2024 to a retirement eligible employee. In addition, our salary and bonus expenses increased by $1.0 million due to an increase in average headcount as well as salary increases and other performance-based incentives.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Please refer to “Results of Operations” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, which is incorporated herein by reference.

Non-GAAP Financial Measures
In evaluating the Company’s financial and operating performance, management considers book value per common share, total economic return (loss) to common shareholders, and other operating results presented in accordance with GAAP as well as certain non-GAAP financial measures, which include earnings available for distribution (“EAD”) to common shareholders (including per common share) and economic net interest income and the related metric economic net interest spread. Management believes these non-GAAP financial measures may be useful to investors because they are viewed by management as a measure of the investment portfolio’s return based on the effective yield of its investments, net of financing costs and, with respect to EAD, net of other normal recurring operating income/expenses.
Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in EAD because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. However, drop income/loss does not represent the total realized gain/loss from the Company’s investments in TBA securities.

Management also includes net periodic interest from its interest rate swaps, which is included in "gain (loss) on derivatives instruments, net," in EAD and economic net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including net periodic interest from interest rate swaps is a helpful indicator of the Company’s total financing cost in addition to GAAP interest expense.

Non-GAAP financial measures are not a substitute for GAAP earnings and may not be comparable to similarly titled measures of other REITs because they may not be calculated in the same manner. Furthermore, though EAD is one of several factors our management considers in determining the appropriate level of distributions to common shareholders, it should not be utilized in isolation, and it is not an accurate indication of the Company’s REIT taxable income, its distribution requirements in accordance with the Tax Code or total economic return.
Reconciliations of each non-GAAP measure to certain GAAP financial measures are provided below.

	Year Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	December 31, 2024	December 31, 2023
($s in thousands except per share data)
Comprehensive income to common shareholders (GAAP)	$92,217	$9,020
Less:
Change in fair value of investments (1)	157,845	(90,429)
Change in fair value of derivative instruments, net (2)	(274,966)	28,808
EAD to common shareholders (non-GAAP)	$(24,904)	$(52,601)
Average common shares outstanding	70,766,410	54,809,462
EAD per common share (non-GAAP)	$(0.35)	$(0.96)

Net interest income (loss) (GAAP)	$5,877	$(7,931)
Net periodic interest from interest rate swaps	16,105	—
Economic net interest income (expense) (non-GAAP)	21,982	(7,931)
TBA drop loss (3)	(2,694)	(4,097)
Total operating expenses	(36,498)	(32,879)
Preferred stock dividends	(7,694)	(7,694)
EAD to common shareholders (non-GAAP)	$(24,904)	$(52,601)

Net interest spread (GAAP)	(0.81)%	(1.41)%
Net periodic interest as a percentage of average repurchase borrowings	0.28%	—%
Economic net interest spread (non-GAAP)	(0.53)%	(1.41)%

(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)The following table reconciles “change in fair value of derivative instruments, net” to the “gain (loss) on derivative instruments, net” shown on the consolidated statements of comprehensive income.

	Year Ended
($s in thousands)	December 31, 2024	December 31, 2023
Gain (loss) on derivative instruments, net	$288,377	$(32,905)
Less:
TBA drop loss	2,694	4,097
Net periodic interest from interest rate swaps	(16,105)	—
Change in fair value of derivative instruments, net	$274,966	$(28,808)
(3)TBA drop income (loss) is calculated by multiplying the notional amount of the TBA dollar roll positions by the difference in price between two TBA securities with the same terms but different settlement dates.

LIQUIDITY AND CAPITAL RESOURCES
 Our primary sources of liquidity include borrowings under repurchase arrangements and monthly principal and interest payments we receive on our investments. Additional sources may include proceeds from the sale of investments, equity offerings, and net payments received from counterparties for derivative instruments. We use our liquidity to purchase investments, to pay amounts due on our repurchase agreement borrowings, and to pay our operating expenses and dividends on our common and preferred stock. We also use our liquidity to meet margin requirements for our repurchase agreements and derivative transactions, including TBA contracts, under the terms of the related agreements. We may also periodically use liquidity to repurchase shares of the Company’s stock.
During the year ended December 31, 2024, we issued 10,500,000 shares of common stock through a public offering, resulting in proceeds of $124.5 million, net of issuance costs. We also issued 16,756,835 shares of common stock through our ATM program, resulting in proceeds of $207.6 million, net of broker commissions and fees. We deployed these proceeds into purchases of higher coupon Agency RMBS and to cover increased initial margin requirements related to our interest rate swaps.
Our liquidity fluctuates based on our investment activities, leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unencumbered Agency MBS, which are recognized as assets on our consolidated balance sheet. In our measure of liquidity, we also include the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Our liquidity as of December 31, 2024, was $658.3 million, which consisted of unrestricted cash of $377.1 million and unencumbered Agency MBS with a fair value of $281.2 million. Our liquidity as of December 31, 2023, was $453.6 million.
We continuously monitor our liquidity, especially with potential risk events on the horizon, such as uncertainty regarding Federal Reserve policy decisions, the size of the Federal Reserve’s balance sheet, quantitative tightening or easing measures, the frequent potential for a government shutdown, and the impact on global markets stemming from global central bank policies. We are also monitoring the wars and conflicts around the globe. We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds, which in turn have an impact on derivative margin requirements. In performing these analyses, we will also consider the current state of the fixed-income markets and the repurchase agreement markets to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. We have not experienced any material changes in the terms of our repurchase agreements with our counterparties, and they have not indicated to us any concerns regarding access to liquidity.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 7.9 times shareholders’ equity as of December 31, 2024. We include 100% of the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
Repurchase Agreements
Leverage based solely on repurchase agreement amounts outstanding was 5.5 times shareholders’ equity as of December 31, 2024. Our repurchase agreement borrowings are uncommitted with terms renewable at the discretion of our lenders and generally have original terms to maturity of overnight to six months, though in some instances, we may enter into longer-dated maturities depending on market conditions. We seek to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker-dealer subsidiaries of regulated financial institutions or primary dealers.
The amount outstanding for our repurchase agreement borrowings will typically fluctuate in any given period as it is dependent upon several factors, but particularly the extent to which we are active in buying and selling securities, including the volume of activity in TBA dollar roll transactions versus buying specified pools. The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
December 31, 2024	$6,563,120	$6,431,743	$6,568,805
September 30, 2024	6,423,890	5,943,805	6,461,475
June 30, 2024	5,494,428	5,410,282	5,529,856
March 31, 2024	5,284,708	5,365,575	5,469,434
December 31, 2023	5,381,104	5,168,821	5,381,354
September 30, 2023	5,002,230	4,773,435	5,037,440
June 30, 2023	4,201,901	3,447,406	4,203,788
March 31, 2023	2,937,124	2,713,481	2,959,263
December 31, 2022	2,644,405	2,727,274	3,072,483
September 30, 2022	2,991,876	2,398,268	3,082,138
June 30, 2022	2,202,648	2,486,217	2,949,918
March 31, 2022	2,952,802	2,806,212	2,973,475

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in the fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin or collateral. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of December 31, 2024, was consistent with prior periods, typically averaging less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. As of December 31, 2024, we had amounts outstanding under 27 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. We do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of December 31, 2024, and we are not aware of circumstances that could potentially result in our non-compliance in the near future.
Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in cash. As of December 31, 2024, we had cash collateral posted to our counterparties of $244.4 million under these agreements.
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
The following table provides details on the “net receipts (payments) on derivative instruments” shown on our consolidated statements of cash flows for the periods indicated:

	Year Ended
	December 31,
Cash received (paid) by instrument:	2024	2023	2022
	($s in thousands)
Interest rate swaps:
Net variation margin received	$146,379	$—	$—
Net periodic interest (1)	—	—	—
	146,379	—	—
U.S. Treasury futures, including put options:(2)
Net variation margin received	218,399	(214,622)	46,460
(Paid) received upon maturity/termination	(46,955)	214,904	662,549
	171,444	282	709,009
TBA securities:
Received (paid) upon settlement	45,106	(96,250)	(306,369)

Interest rate swaptions:
Received upon maturity/termination	—	—	50,940
	—	—	50,940
Net receipts (payments) on derivative instruments	$362,929	$(95,968)	$453,580
(1)Net periodic interest from our effective interest rate swaps are recognized as income or expense during the period earned (incurred), but the cash is not received or paid until the anniversary of each agreement’s effective date or upon maturity.
(2)The Company did not use put options on U.S. Treasury futures during the year ended December 31, 2024.

Dividends
We set our dividend based on many factors, including our view on long-term returns, yield on comparable investments, liquidity and market risk, and levels of taxable income. Among these factors, we focus on economic returns and taxable income within the context of the distribution requirements. As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after certain deductions, including the separate dividend requirements of the Series C Preferred Stock.
We designate certain derivative instruments as interest rate hedges for tax purposes. Realized gains (losses) resulting from the difference in fair value and the amount of cash received or paid upon termination or maturity of derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are generally not recognized in REIT taxable income until future periods. Our remaining net deferred tax hedge gain was estimated to be $719.0 million as of December 31, 2024, which will be amortized into REIT taxable income over several years. As of December 31, 2024, we also had $557.9 million in capital loss carryforwards, all of which will expire by either December 31, 2027 or by December 31, 2028. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income, coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2025 or in any given year.
We generally fund dividend distributions through portfolio cash flows. If we make dividend distributions in excess of our portfolio cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale). Please refer to "Operating and Regulatory Structure" within Part I, Item 1, "Business," as well as Part I, Item 1A, “Risk Factors” of this Form 10-K for additional important information regarding dividends declared on our taxable income.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information.

CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual results, however, may differ significantly from the estimated amounts we have recorded.
The following discussion provides information on our critical accounting policies, which require management's most difficult, subjective, or complex judgments, and may result in materially different results under different assumptions and conditions. Please also refer to Note 1 of our Notes to the Consolidated Financial Statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information related to significant accounting policies.
Fair Value Measurements. The fair value of our Agency MBS, as well as a majority of our non-Agency MBS, is based on estimated prices provided by third-party pricing services who have access to observable market information through trading desks and various information services. Most of our MBS are substantially similar to securities actively traded and observable in the market. To determine each security's valuation, the pricing service uses either a market approach or income approach, which rely on observable market data. The market approach uses prices and other relevant information that is generated by market transactions of identical or similar securities, while the income approach uses valuation techniques to convert estimated future cash flows to a discounted present value. Examples of these observable inputs and assumptions used in the valuation techniques include market interest rates, credit spreads, cash flows, and projected prepayment speeds, among other factors. Management reviews the prices it receives from the pricing service for reasonableness using broker quotes as well as other third-party pricing services.
In addition, management reviews the prices received for each security by comparing those prices to a second pricing source. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. The security is classified as a level 3 security if the inputs are unobservable, resulting in an estimate of fair value based primarily on management's judgment. Although it is rare, we may exclude a price received from a third party if we determine, based on our knowledge and expertise of the market, that the price received is significantly different from other observable market data. Please refer to Note 6 of the Notes to the Consolidated Financial Statements contained within Part II, Item 8 of this Annual Report on Form 10-K for additional information on fair value measurements.
FORWARD-LOOKING STATEMENTS
Certain written statements in this Annual Report on Form 10-K that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, considering all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to, statements about:
•Our business and investment strategy, including our ability to generate acceptable risk-adjusted returns, our target investment allocations, and our views on the future performance of MBS and other investments;
•Our views on the macroeconomic environment, monetary and fiscal policy, and conditions in the investment, credit, interest rate, and derivatives markets;
•Our views on inflation, market interest rates, and market spreads;
•Our views on the effect of actual or proposed actions of the Federal Reserve or other central banks with respect to monetary policy (including the targeted Fed Funds rate), and the potential impact of these actions on interest rates, borrowing costs, inflation, or unemployment;
•The effect of regulatory initiatives of the Federal Reserve, the Federal Housing Finance Agency, other financial regulators, and other central banks;
•Our financing strategy, including our target leverage ratios, our use of TBA dollar roll transactions, and anticipated trends in financing costs, including TBA dollar roll transaction costs, and our hedging strategy, including changes to the derivative instruments to which we are a party, and changes to government regulation of hedging instruments and our use of these instruments;
•Our investment portfolio composition and target investments;
•Our investment portfolio performance, including the fair value, yields, and forecasted prepayment speeds of our investments;
•Our liquidity and ability to access financing and the anticipated availability and cost of financing;
•Our capital stock activity, including the impact of stock issuances and repurchases;
•The amount, timing, and funding of future dividends;
•Our use of our tax NOL carryforward and other tax loss carryforwards;
•Future competition for and availability of investments, financing, and capital;
•Estimates of future interest expenses, including related to the Company’s repurchase agreements and derivative instruments;
•The status and effect of legislative reforms and regulatory rule-making or review processes, and the status of reform efforts and other business developments in the repurchase agreement financing market;
•Market, industry, and economic trends, and how these trends and related economic data may impact the behavior of market participants and financial regulators;
•The impact of recent bank failures, potential new regulations, and the potential for other bank failures this year;
•The impact of debt ceiling negotiations on interest rates, spreads, the U.S. Treasury market and the impact more broadly on fixed income and equity markets:

•Uncertainties regarding the war between Russia and Ukraine or Israel and Hamas and the related impacts on macroeconomic conditions, including, among other things, interest rates;
•The financial position and creditworthiness of the depository institutions in which the Company’s MBS and cash deposits are held;
•The impact of applicable tax and accounting requirements on us, including our tax treatment of derivative instruments such as TBAs, interest rate swaps, options, and futures;
•Our future compliance with covenants in our master repurchase agreements, ISDA agreements, and debt covenants in our other contractual agreements;
•Our reliance on a single service provider for our trading, portfolio management, and risk reporting systems;
•The implementation in a timely and cost-effective manner of our operating platform, which includes trading, portfolio management, risk reporting, and accounting services systems, and the anticipated benefits thereof; and
•Possible future effects of any global health crisis.
Forward-looking statements are inherently subject to risks, uncertainties and other factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Not all these risks and other factors are known to us. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. The projections, assumptions, expectations, or beliefs upon which the forward-looking statements are based can also change as a result of these risks or other factors. If such a risk or other factor materializes in future periods, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements.
While it is not possible to identify all factors that may cause actual results to differ from historical results or any results expressed or implied by forward-looking statements or that may cause our projections, assumptions, expectations, or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Annual Report on Form 10-K, especially those incorporated by reference into Part I, Item 1A, “Risk Factors,”
•our ability to find suitable reinvestment opportunities;
•changes in domestic economic conditions;
•geopolitical events, such as terrorism, war, or other military conflict, including increased uncertainty regarding the wars between Russia and Ukraine and between Israel and Hamas, and the related impact on macroeconomic conditions as a result of such conflict;
•changes in interest rates and credit spreads, including the repricing of interest-earning assets and interest-bearing liabilities;
•our investment portfolio performance, particularly as it relates to cash flow, prepayment rates, and credit performance;
•the impact on markets and asset prices from changes in the Federal Reserve’s policies regarding the purchases of Agency RMBS, Agency CMBS, and U.S. Treasuries;
•actual or anticipated changes in Federal Reserve monetary policy or the monetary policy of other central banks;
•adverse reactions in U.S. financial markets related to actions of foreign central banks or the economic performance of foreign economies, including in particular China, Japan, the European Union, and the United Kingdom;
•uncertainty concerning the long-term fiscal health and stability of the United States;
•the cost and availability of financing, including the future availability of financing due to changes to regulation of, and capital requirements imposed upon, financial institutions;
•the cost and availability of new equity capital;
•changes in our leverage and use of leverage;
•changes to our investment strategy, operating policies, dividend policy, or asset allocations;
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
•uncertainty regarding continued government support of the U.S. financial system and U.S. housing and real estate markets, or to reform the U.S. housing finance system, including the resolution of the conservatorship of Fannie Mae and Freddie Mac;
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
Interest Rate Risk
Investing in interest-rate sensitive investments such as MBS and TBA securities subjects us to interest rate risk. Interest rate risk results from investing in securities with a fixed coupon or a floating coupon that may not immediately adjust for changes in interest rates. Interest rate risk also results from the mismatch between the duration of our assets versus the duration of our liabilities and hedges. The amount of the impact will depend on the composition of our portfolio, our hedging strategy, the effectiveness of our hedging instruments and the magnitude and duration of the change in interest rates.
We manage interest rate risk within tolerances set by our Board of Directors. We use interest rate hedging instruments to mitigate the impact of changing interest rates on the market value of our assets and on our interest expense from repurchase agreements used to finance our investments. Our hedging methods are based on many factors, including, but not limited to, our estimates regarding future interest rates and expected levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity of our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses that adversely affect our cash flow. Estimates of prepayment speeds can vary significantly by investor for the same security, and therefore, estimates of security and portfolio duration can vary considerably between market participants.
We continuously monitor market conditions, economic conditions, interest rates, and other market activity and frequently adjust the composition of our investments and hedges throughout any given period. As such, the projections for changes in market value provided below are limited in usefulness because the modeling assumes no changes to the composition of our investment portfolio or hedging instruments as of the dates indicated. Changes in the types of our investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings, including derivative instruments, may cause actual results to differ significantly from the modeled results shown in the tables below. There can be no assurance that assumed events used to model the results shown below will occur or that other events will not occur that will affect the outcomes; therefore, the modeled results shown in the tables below and all related disclosures constitute forward-looking statements.
Management evaluates changes in interest rate curves to manage portfolio interest rate risk and the market value of its investments and common equity. Because interest rates do not typically move in a parallel fashion from period to period (as can be seen by the graph for U.S. Treasury rates in Item 7, “Executive Overview”), the tables below show the projected sensitivity of our financial instruments and equity to both parallel and non-parallel shifts in market interest rates.

	December 31, 2024
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.6%	33.0%	1.9%	17.4%	(2.0)%	(18.3)%	(4.1)%	(37.1)%
CMBS/ CMBS IO	0.1%	0.8%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.8)%
TBAs	1.0%	9.6%	0.6%	5.3%	(0.7)%	(6.0)%	(1.3)%	(12.2)%
Interest rate hedges	(5.0)%	(46.2)%	(2.5)%	(22.6)%	2.3%	21.2%	4.6%	41.9%
Total	(0.3)%	(2.8)%	—%	0.4%	(0.4)%	(3.4)%	(0.9)%	(8.2)%

	December 31, 2023
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.5%	33.8%	1.8%	17.9%	(2.0)%	(19.4)%	(4.1)%	(39.6)%
CMBS/ CMBS IO	0.1%	0.9%	—%	0.5%	—%	(0.5)%	(0.1)%	(0.9)%
TBAs	0.6%	5.9%	0.3%	3.3%	(0.4)%	(4.0)%	(0.9)%	(8.5)%
Interest rate hedges	(5.3)%	(51.6)%	(2.6)%	(25.3)%	2.5%	24.6%	5.0%	48.7%
Total	(1.1)%	(11.0)%	(0.4)%	(3.6)%	0.1%	0.8%	—%	(0.3)%

				December 31, 2024		December 31, 2023
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.3)%	(2.5)%	0.1%	1.4%
		+50	+100	(0.7)%	(6.6)%	0.1%	0.8%
	Flattening	+50	+25	(0.3)%	(2.5)%	—%	(0.5)%
		+100	+50	(0.5)%	(4.9)%	—%	(0.3)%
Bullish	Steepening	-25	+0	0.1%	1.4%	0.3%	2.5%
		-50	-10	0.3%	2.6%	0.4%	3.6%
		-75	-25	0.4%	3.6%	0.4%	3.8%
	Flattening	+0	-25	—%	(0.4)%	(0.2)%	(2.0)%
		-10	-50	(0.1)%	(1.1)%	(0.5)%	(4.7)%
		-25	-75	(0.3)%	(3.0)%	(0.9)%	(8.8)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Interest rates as of December 31, 2024, were 70-80 basis points higher versus December 31, 2023. As interest rates increase, the duration of our investment portfolio, net of hedges, increases, so models project the percentage change in fair value of our investments, net of hedges and our common equity will show a sharper percentage change in value in bearish-rate scenarios as of December 31, 2024 versus December 31, 2023. The percentage change is also magnified because we held a larger portfolio with higher coupons as of December 31, 2024 versus December 31, 2023. Conversely, models project the percentage change in fair value of our investments, net of hedges and our common equity will show a smaller percentage change in value in bullish-rate scenarios as of December 31, 2024 versus December 31, 2023.

Spread Risk
Spread risk is the risk of loss from an increase in the market spread between the yield on an investment versus its benchmark index. Changes in market spreads represent the market's valuation of the perceived riskiness of an asset relative to risk-free rates. Widening spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Market spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security, such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues, such as supply and demand for a particular type of security or Federal Reserve monetary policy. We do not hedge spread risk given the complexity of hedging credit spreads and, in our opinion, the lack of liquid instruments available to use as hedges.
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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	December 31, 2024		December 31, 2023
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(10.4)%	(1.1)%	(10.8)%
+10	(0.6)%	(5.2)%	(0.5)%	(5.4)%
-10	0.6%	5.2%	0.5%	5.4%
-20/-50 (2)	1.1%	10.4%	1.1%	10.8%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Prepayment Risk
Prepayment risk is the risk of an early, unscheduled return of principal on an investment. We are subject to prepayment risk from premiums paid on investments, which are amortized as a reduction in interest income using the effective interest method. Our comprehensive income and book value per common share may also be negatively impacted by prepayments if the fair value of the investment materially exceeds the par balance of the underlying security. Principal prepayments on our investments are influenced by changes in market interest rates and a variety of economic, geographic, government policy and other factors beyond our control, including GSE policy with respect to loan forbearance and delinquent loan buy-outs.
We seek to manage our prepayment risk on our MBS by diversifying our investments and investing in securities that either contain loans for which the underlying borrowers have a disincentive to refinance or have some provision of prepayment prohibition or yield maintenance, as is the case with CMBS and CMBS IO. Loans underlying our CMBS and CMBS IO securities typically have some form of prepayment protection provisions (such as prepayment lock-outs) or prepayment compensation provisions (such as yield maintenance or prepayment penalties). Because CMBS IO consist of rights to interest on the underlying commercial mortgage loan pools and do not have rights to principal payments on the underlying loans, prepayment risk on these securities is particularly acute without these prepayment protection provisions. There are no prepayment protections if the loan defaults and is partially or wholly repaid earlier as a result of loss mitigation actions taken by the underlying loan servicer.
Our prepayment risk as of December 31, 2024, has declined relative to prior periods as the majority of our MBS portfolio consists of securities owned near or below par and prepayment speeds have declined in the current higher interest rate environment. However, if higher yielding investments prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at comparable yields. Our net interest income may be negatively impacted if the proceeds from prepayments are reinvested into assets with lower yields. In an increasing interest rate environment, lower yielding assets with a fixed rate may extend or prepay slower than anticipated. Because we finance our investments with short-term repurchase agreement financing, we may be required to finance our investments at a higher interest rate without the ability to reinvest principal into higher yielding securities. As a result of rising financing costs, our net interest income could fall or could be negative for extended periods of time.

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
Liquidity Risk
We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities. Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed rollover terms. If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing. In addition, declines in the market value of our investments pledged as collateral for repurchase agreement borrowings and for our derivative instruments may result in counterparties initiating margin calls for additional collateral.
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
For further information, including how we attempt to mitigate liquidity risk and monitor our liquidity position, and in particular, during the current macroeconomic environment, please refer to “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.
Reinvestment Risk
We are subject to reinvestment risk as a result of the prepayment, repayment and sales of our investments. In order to maintain our investment portfolio size and our earnings, we need to reinvest capital received from these events into new interest-earning assets or TBA securities, and if market yields on new investments are lower or if financing costs are higher, our net interest income will decline. In addition, based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio even when attractive reinvestment opportunities are available, or we may decide to reinvest in assets with lower yield but greater liquidity. If we retain capital or pay dividends to return capital to shareholders rather than reinvest capital, or if we invest capital in lower yielding assets for liquidity reasons, the income generated by our investment portfolio will likely decline.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and the related notes, together with the Reports of the Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our co-principal executive officers and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management evaluated, with the participation of our co-principal executive officers and principal financial officer, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013) in “Internal Control-Integrated Framework.” Based on that evaluation, our co-principal executive officers and principal financial officer concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.
The Company’s internal control over financial reporting as of December 31, 2024 has been audited by BDO USA, P.C., the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report of BDO USA, P.C. on the effectiveness of the Company’s internal control over financial reporting appears on page F-5 herein.

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2024 with respect to the Company’s common stock that may be issued under the Dynex, Inc. 2020 Stock and Incentive Plan, which is the Company’s only compensation plan under which equity securities are currently authorized for issuance:

Equity Compensation Plan Information
Plan Category (1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders:
2020 Stock and Incentive Plan	1,427,888	$—	152,870
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	1,427,888	$—	152,870
(1)This table does not include new shares to be reserved for issuance under the 2025 Stock and Incentive Plan if approved by shareholders at the Annual Meeting.
(2)Amount shown reflects the maximum number of shares that may be issued upon future vesting of restricted stock units if time-based service conditions are met and performance-based stock units if maximum performance goals are achieved.
(3)The outstanding stock awards and units issued by the Company for share-based compensation do not have an exercise price.

The remaining information required by Item 12 will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

4.3	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed herewith).
10.1*
Amended and Restated Employment Agreement for Smriti L. Popenoe, dated as of July 19, 2024 (incorporated herein by reference to Exhibit 10.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.2*
Amended and Restated Employment Agreement for Byron L. Boston, dated as of July 19, 2024 (incorporated herein by reference to Exhibit 10.2 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.3*
Amended and Restated Employment Agreement for Robert S. Colligan, dated as of July 19, 2024 (incorporated herein by reference to Exhibit 10.3 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (incorporated herein by reference to Exhibit 10.18 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2023).
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

10.35.5
Amendment No. 5 to the Distribution Agreement, dated October 29, 2024, by and among Dynex Capital, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Janney Montgomery Scott LLC, Keefe, Bruyette & Woods, Inc., JonesTrading Institutional Services LLC, J.P. Morgan LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC. (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed October 29, 2024).

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

10.41.5*
Form of Restricted Stock Agreement for Non-Employee Directors (approved May 11, 2021) under the Dynex Capital, Inc. 2020 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.41.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

19.1	Statement of Policy Regarding Trading in Company Securities (filed herewith).
21.1	List of consolidated entities of Dynex Capital, Inc. (incorporated herein by reference to Exhibit 21.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1	Consent of BDO USA, P.C. (filed herewith).
31.1	Certification of co-principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of co-principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of co-principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97.1	Dynex Capital, Inc. Executive Clawback Policy (incorporated herein by reference to Exhibit 10.5 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2023).
101
The following materials from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	February 28, 2025	/s/ Robert S. Colligan
Robert S. Colligan
Chief Financial Officer, Chief Operating Officer, and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron L. Boston	Co-Chief Executive Officer and Chairman	February 28, 2025
Byron L. Boston	(Co-Principal Executive Officer)

/s/ Smriti L. Popenoe	Co-Chief Executive Officer, President, and Director	February 28, 2025
Smriti L. Popenoe	(Co-Principal Executive Officer)

/s/ Robert S. Colligan	Chief Financial Officer, Chief Operating Officer, and Secretary	February 28, 2025
Robert S. Colligan
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Chief Accounting Officer	February 28, 2025
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Marie A. Chandoha	Director	February 28, 2025
Marie A. Chandoha

/s/ Julia L. Coronado	Director	February 28, 2025
Julia L. Coronado

/s/ Alexander I. Crawford	Director	February 28, 2025
Alexander I. Crawford

/s/ Andrew I. Gray	Director	February 28, 2025
Andrew I. Gray

/s/ Joy D. Palmer	Director	February 28, 2025
Joy D. Palmer

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K

Filed with Securities and Exchange Commission

December 31, 2024

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm:	F-1
BDO USA, P.C.; Richmond, Virginia; PCAOB ID #243

Consolidated Financial Statements As of December 31, 2024 and December 31, 2023 and For the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022:

Consolidated Balance Sheets	F-5

Consolidated Statements of Comprehensive Income (Loss)	F-6

Consolidated Statements of Shareholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-9

Notes to the Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Dynex Capital, Inc
Glen Allen, Virginia
Opinion on Internal Control over Financial Reporting
We have audited Dynex Capital, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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
February 28, 2025

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Dynex Capital, Inc.
Glen Allen, Virginia
Opinion on the consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2025, expressed an unqualified opinion thereon.
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
Valuation of Investments in Mortgage-Backed Securities
As discussed in Note 6 to the consolidated financial statements, the Company’s consolidated balance of investments in mortgage-backed securities (“MBS”) was recorded at an estimated fair value of $7.5 billion as of December 31, 2024. The Company’s management derived the fair value estimates using prices obtained from a third-party pricing service.
We identified the valuation of mortgage-backed securities at fair value as a critical audit matter. The principal considerations for our determination include the degree of auditor effort in performing procedures and determining the estimates of fair value, including utilizing personnel with specialized skill and knowledge in valuation. The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of key data elements for the sample of securities selected for testing the reasonableness of the fair value.
•Utilizing personnel with specialized skill and knowledge in valuation to assist in evaluating the reasonableness of the Company’s calculated fair values for selected MBS by developing an independent estimate of fair value utilizing transparent market data provided by third-party pricing services, other than the pricing service used by the Company.

BDO USA, P.C.
We have served as the Company's auditor since 2005.
Richmond, Virginia
February 28, 2025

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$377,099	$119,639
Cash collateral posted to counterparties	244,440	118,225
Mortgage-backed securities (including pledged of $6,893,629 and $5,880,747, respectively), at fair value	7,512,087	6,038,948
Due from counterparties	10,445	1,313
Derivative assets	133	54,361
Accrued interest receivable	32,841	28,727
Other assets, net	7,534	8,537
Total assets	$8,184,579	$6,369,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$6,563,120	$5,381,104
Due to counterparties	341,924	95
Derivative liabilities	22,814	—
Cash collateral posted by counterparties	—	46,001
Accrued interest payable	44,672	53,194
Accrued dividends payable	16,501	10,320
Other liabilities	10,612	8,301
Total liabilities	6,999,643	5,499,015

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 84,491,800 and 57,038,247 shares issued and outstanding, respectively	845	570
Additional paid-in capital	1,742,471	1,404,431
Accumulated other comprehensive loss	(172,489)	(158,502)
Accumulated deficit	(493,734)	(483,607)
Total shareholders’ equity	1,184,936	870,735
Total liabilities and shareholders’ equity	$8,184,579	$6,369,750
See accompanying notes to the audited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($s in thousands except per share data)

	Year Ended
	December 31,
	2024	2023	2022
INTEREST INCOME (EXPENSE)
Interest income	$319,534	$207,517	$86,695
Interest expense	(313,657)	(215,448)	(43,612)
Net interest income (expense)	5,877	(7,931)	43,083

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	(1,506)	(74,916)	(89,067)
Unrealized (loss) gain on investments, net	(142,352)	142,501	(213,022)
Gain (loss) on derivative instruments, net	288,377	(32,905)	436,007
Total other gains, net	144,519	34,680	133,918

EXPENSES
Compensation and benefits	(20,505)	(16,929)	(16,808)
Other general and administrative	(14,088)	(13,799)	(15,545)
Other operating expenses	(1,905)	(2,151)	(1,487)
Total operating expenses	(36,498)	(32,879)	(33,840)

Net income (loss)	113,898	(6,130)	143,161
Preferred stock dividends	(7,694)	(7,694)	(7,694)
Net income (loss) to common shareholders	$106,204	$(13,824)	$135,467

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net	$(13,987)	$22,844	$(202,063)
Reclassification of realized gain on available-for-sale investments, net	—	—	13,988
Total other comprehensive (loss) income	(13,987)	22,844	(188,075)
Comprehensive income (loss) to common shareholders	$92,217	$9,020	$(52,608)

Weighted average common shares-basic	70,766,410	54,809,462	42,491,433
Weighted average common shares-diluted	71,260,358	54,809,462	42,743,037
Net income (loss) per common share-basic	$1.50	$(0.25)	$3.19
Net income (loss) per common share-diluted	$1.49	$(0.25)	$3.17
See accompanying notes to the audited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2021	4,460,000	$107,843	36,665,805	$367	$1,107,792	$6,729	$(451,452)	$771,279
Stock issuance	—	—	16,880,615	168	246,714	—	—	246,882
Restricted stock granted, net of amortization	—	—	71,216	1	1,877	—	—	1,878
Other share-based compensation, net of amortization	—	—	118,390	1	2,540	—	—	2,541
Adjustments for tax withholding on share-based compensation	—	—	(98,931)	(1)	(1,346)	—	—	(1,347)
Stock issuance costs	—	—	—	—	(63)	—	—	(63)
Net income	—	—	—	—	—	—	143,161	143,161
Dividends on preferred stock	—	—	—	—	—	—	(7,694)	(7,694)
Dividends on common stock	—	—	—	—	—	—	(67,234)	(67,234)
Other comprehensive loss	—	—	—	—	—	(188,075)	—	(188,075)
Balance as of December 31, 2022	4,460,000	$107,843	53,637,095	$536	$1,357,514	$(181,346)	$(383,219)	$901,328
Stock issuance	—	—	3,329,802	33	42,593	—	—	42,626
Restricted stock granted, net of amortization	—	—	74,017	1	1,168	—	—	1,169
Other share-based compensation, net of amortization	—	—	33,213	—	3,664	—	—	3,664
Adjustments for tax withholding on share-based compensation	—	—	(35,880)	—	(445)	—	—	(445)
Stock issuance costs	—	—	—	—	(63)	—	—	(63)
Net loss	—	—	—	—	—	—	(6,130)	(6,130)
Dividends on preferred stock	—	—	—	—	—	—	(7,694)	(7,694)
Dividends on common stock	—	—	—	—	—	—	(86,564)	(86,564)
Other comprehensive income	—	—	—	—	—	22,844	—	22,844

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,460,000	$107,843	57,038,247	$570	$1,404,431	$(158,502)	$(483,607)	$870,735
Stock issuance	—	—	27,256,835	273	332,044	—	—	332,317
Restricted stock granted, net of amortization	—	—	65,668	1	870	—	—	871
Other share-based compensation, net of amortization	—	—	195,641	2	6,362	—	—	6,364
Adjustments for tax withholding on share-based compensation	—	—	(64,591)	(1)	(948)	—	—	(949)
Stock issuance costs	—	—	—	—	(288)	—	—	(288)
Net income	—	—	—	—	—	—	113,898	113,898
Dividends on preferred stock	—	—	—	—	—	—	(7,694)	(7,694)
Dividends on common stock	—	—	—	—	—	—	(116,331)	(116,331)
Other comprehensive loss	—	—	—	—	—	(13,987)	—	(13,987)
Balance as of December 31, 2024	4,460,000	$107,843	84,491,800	$845	$1,742,471	$(172,489)	$(493,734)	$1,184,936
See accompanying notes to the audited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($s in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$113,898	$(6,130)	$143,161
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Realized loss on sales of investments, net	1,506	74,916	89,067
Unrealized loss (gain) on investments, net	142,352	(142,501)	213,022
(Gain) loss on derivative instruments, net	(288,378)	32,905	(436,007)
Amortization of investment premiums, net	47,671	74,696	98,071
Other amortization and depreciation	1,867	2,315	2,354
Share-based compensation expense	7,235	4,833	4,419
Increase in accrued interest receivable	(3,471)	(13,467)	(1,076)
(Decrease) increase in accrued interest payable	(8,522)	36,744	15,085
Change in other assets and liabilities, net	234	(2,111)	(1,744)
Net cash provided by operating activities	14,392	62,200	126,352
Investing activities:
Purchases of investments	(1,872,422)	(3,578,289)	(1,553,217)
Principal payments received on trading securities	439,900	233,387	123,982
Principal payments received on available-for-sale investments	75,024	86,272	225,639
Proceeds from sales of trading securities	13,782	348,091	588,651
Proceeds from sales of available-for-sale investments	—	—	95,678
Principal payments received on mortgage loans held for investment	762	889	1,646
Net receipts (payments) on derivative instruments	362,929	(95,968)	453,580
(Decrease) increase in cash collateral posted by counterparties	(46,001)	45,566	(1,399)
Net cash used in investing activities	(1,026,026)	(2,960,052)	(65,440)
Financing activities:
Borrowings under repurchase agreements	66,437,278	23,502,271	16,248,926
Repayments of repurchase agreement borrowings	(65,255,262)	(20,765,572)	(16,454,437)
Proceeds from issuance of common stock	332,317	42,626	246,882
Cash paid for stock issuance costs	(231)	—	—
Payments related to tax withholding for share-based compensation	(949)	(445)	(1,347)
Dividends paid	(117,844)	(93,041)	(72,366)
Net cash provided by (used in) financing activities	1,395,309	2,685,839	(32,342)

Net increase (decrease) in cash, including cash posted to counterparties	383,675	(212,013)	28,570
Cash including cash posted to counterparties at beginning of period	237,864	449,877	421,307
Cash including cash posted to counterparties at end of period	$621,539	$237,864	$449,877

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$322,179	$178,705	$28,527
See accompanying notes to the audited consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of December 31, 2024, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.
Basis of Presentation
The accompanying consolidated financial statements of Dynex Capital, Inc. and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, amortization of premiums and discounts and fair value measurements of its investments, including TBA securities accounted for as derivative instruments. These items are discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of December 31, 2024.

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

Income Taxes
The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Tax Code”) and the corresponding provisions of state law. To qualify as a REIT, the Company must meet certain asset, income, ownership, and distribution tests. To meet these requirements, the Company’s main source of income is interest earned from obligations secured by mortgages on real property, and the Company must distribute at least 90% of its annual REIT taxable income to shareholders. The Company’s income will generally not be subject to federal income tax to the extent its income is distributed as dividends to shareholders.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

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

Cash Collateral Posted To/By Counterparties
The Company regularly pledges and receives amounts to cover margin requirements related to the Company’s financing and derivative instruments. If the amount pledged to a counterparty exceeds the amount received from a counterparty, the net amount is recorded as an asset within “cash collateral posted to counterparties,” and if the amount received from a counterparty exceeds the amount pledged to a counterparty, the net amount is recorded as a liability within “cash collateral posted by counterparties” on the Company’s consolidated balance sheets. If we receive securities in lieu of cash, the securities are not recorded on our balance sheet, but are included in our disclosures.
The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheets presented herein that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the years ended December 31, 2024 and December 31, 2023:

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

($s in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$377,099	$119,639
Cash collateral posted to counterparties	244,440	118,225
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$621,539	$237,864

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
Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of IO securities) and the contractual terms. Premiums or discounts associated with the purchase of Agency MBS as well as any non-Agency MBS are amortized or accreted into interest income over the life of such securities using the effective interest method, and adjustments to premium amortization and discount accretion are made for actual cash payments received. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flows and updates the yield recognized on these assets.
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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

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
The Company’s short positions in U.S. Treasury futures contracts are valued based on exchange pricing with daily variation margin settlements, which are treated as legal settlements of the exposure under the related futures contracts. The effect of these legal settlements reduces what would have otherwise been reported as the fair value of the futures contracts, generally to $0. The margin requirement varies based on the market value of the open positions and the equity retained in the account. Any margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s consolidated balance sheets. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract.
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
The Company’s interest rate swaps are pay-fixed, which involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The net periodic interest benefit (cost) is recorded in the period earned (incurred) in “gain (loss) on derivative instruments”, but the net receipt (payment) of cash is exchanged annually, typically on the anniversary of each agreement’s effective date. The Company’s interest rate swap agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”), which requires the Company to post initial margin as determined by the CME, and additional variation margin is exchanged, typically in cash, for changes in the fair value of the interest rate swaps. Similar to the Company’s U.S. Treasury futures, the exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. As such, these legal settlements reduce what would have otherwise been reported as the fair value of the interest rate swaps, generally to $0. Accordingly, any margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s consolidated balance sheets. Net periodic interest benefit/cost and changes in the fair value of these instruments is recorded in “gain(loss) on derivative instruments” until termination or expiration.
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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Share-Based Compensation
The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of December 31, 2024, 152,870 common shares are available for issuance under the 2020 Plan.
The Company has issued restricted stock and RSUs, which are treated as equity awards and recorded at their fair value using the closing stock price on the grant date. Compensation expense is generally recognized over a service period specified within each award with a corresponding credit to shareholders’ equity using the straight-line method until the vesting date specified within each award or until the employee becomes eligible for retirement, if earlier than the vesting date. Compensation expense is recognized immediately upon the grant date for equity awards granted to an employee who is retirement eligible.
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

Contingencies
The Company did not have any pending lawsuits, claims, or other contingencies as of December 31, 2024 or December 31, 2023.
Recently Issued Accounting Pronouncements
The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the year ended December 31, 2024, that are expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Please refer to Note 1 for information regarding the Company’s treatment of its preferred stock and stock awards in the calculation of its basic and diluted net income or loss per common share and to Note 7 for information

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

regarding the Company’s stock award activity for the periods presented. The following table presents the computations of basic and diluted net income or loss per common share for the periods indicated:

	Year Ended
	December 31,
($s in thousands)	2024	2023	2022
Weighted average number of common shares outstanding - basic	70,766,410	54,809,462	42,491,433
Incremental common shares-unvested RSUs	194,597	—	76,950
Incremental common shares-unvested PSUs	299,351	—	174,654
Weighted average number of common shares outstanding - diluted	71,260,358	54,809,462	42,743,037

Net income (loss) to common shareholders	$106,204	$(13,824)	$135,467
Net income (loss) per common share-basic	$1.50	$(0.25)	$3.19
Net income (loss) per common share-diluted	$1.49	$(0.25)	$3.17
The calculation of diluted net loss per common share for the year ended December 31, 2023 excludes unvested RSUs and PSUs of 401,522, which would have been anti-dilutive for the period.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	December 31, 2024			December 31, 2023
($s in thousands)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$7,717,764	$7,695,409	$7,302,238	$6,022,502	$5,993,922	$5,763,532
Agency CMBS	99,636	99,848	95,463	121,293	121,799	115,595
CMBS IO (1)	n/a	117,591	114,386	n/a	167,314	159,718
Non-Agency other	—	—	—	150	150	103
Total	$7,817,400	$7,912,848	$7,512,087	$6,143,945	$6,283,185	$6,038,948

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $6,196,778 and $2,450,398, respectively, as of December 31, 2024, and $7,723,379 and $3,860,007, respectively, as of December 31, 2023.

	December 31, 2024
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$827,314	$—	$(167,248)	$660,066
Agency CMBS	99,848	3	(4,388)	95,463
CMBS IO	81,854	3,280	(4,137)	80,997
Total	$1,009,016	$3,283	$(175,773)	$836,526

MBS measured at fair value through net income:
Agency RMBS	$6,868,095	$11,081	$(237,004)	$6,642,172
CMBS IO	35,737	—	(2,348)	33,389
Total	$6,903,832	$11,081	$(239,352)	$6,675,561

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

	December 31, 2023
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$898,420	$—	$(148,606)	$749,814
Agency CMBS	106,527	28	(5,159)	101,396
CMBS IO	126,672	1,296	(6,014)	121,954
Non-Agency other	150	—	(47)	103
Total	$1,131,769	$1,324	$(159,826)	$973,267

MBS measured at fair value through net income:
Agency RMBS	$5,095,502	$48,459	$(130,243)	$5,013,718
Agency CMBS	15,272	—	(1,073)	14,199
CMBS IO	40,642	2	(2,880)	37,764
Total	$5,151,416	$48,461	$(134,196)	$5,065,681

The majority of the Company’s MBS are pledged as collateral for the Company’s repurchase agreements, which are disclosed in Note 4. Actual maturities of MBS are affected by the contractual lives of the underlying mortgage collateral, scheduled payments and unscheduled prepayments of principal, and the payment priority structure of the security; therefore, actual maturities are generally shorter than the securities' stated contractual maturities.
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Year Ended
	December 31,
($s in thousands)	2024	2023	2022
Agency RMBS	$(144,139)	$141,263	$(208,129)
Agency CMBS	1,073	96	(1,169)
CMBS IO	531	1,111	(3,924)
Other investments	183	31	200
Total unrealized (loss) gain on investments, net	$(142,352)	$142,501	$(213,022)

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Year Ended
	December 31,
($s in thousands)	2024	2023	2022
Realized losses on sales of MBS - AFS	$—	$—	$(13,988)
Realized losses on sales of MBS - FVO	(1,506)	(74,916)	(75,079)
Total realized loss on sales of investments, net	$(1,506)	$(74,916)	$(89,067)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	December 31, 2024			December 31, 2023
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$920	$(3)	3	$3,926	$(149)	4
Non-Agency MBS	823	(73)	2	1,736	(37)	8

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$814,443	$(175,497)	65	$932,682	$(158,651)	78
Non-Agency MBS	6,097	(200)	10	21,704	(989)	41

The unrealized losses on the Company’s MBS designated as AFS were the result of rising interest rates and declines in market prices and were not credit related; therefore, the Company did not have any allowance for credit losses as of December 31, 2024 or December 31, 2023. Although the unrealized losses are not credit related, the Company assesses its ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS
The Company’s repurchase agreements outstanding as of December 31, 2024 and December 31, 2023 are summarized in the following tables:

	December 31, 2024			December 31, 2023
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
($s in thousands)
Agency RMBS	$6,368,457	4.79%	$6,689,336	$5,130,438	5.59%	$5,613,212
Agency CMBS	90,717	4.78%	95,071	104,495	5.60%	113,753
Agency CMBS IO	96,146	5.18%	101,165	120,979	5.83%	127,823
Non-Agency CMBS IO	7,800	5.52%	8,057	25,192	6.25%	25,959
Total	$6,563,120	4.80%	$6,893,629	$5,381,104	5.59%	$5,880,747
The Company had borrowings outstanding under 27 different repurchase agreements as of December 31, 2024, and its equity at risk did not exceed 10% with any counterparty as of that date. The Company also had $341.9 million payable to counterparties for transactions pending settlement as of December 31, 2024 and $95.0 thousand as of December 31, 2023.
The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

	December 31, 2024			December 31, 2023
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$1,742,440	4.83%	68	$2,855,917	5.61%	92
30 to 90 days	4,820,680	4.78%	83	2,525,187	5.58%	86
Total	$6,563,120	4.80%	79	$5,381,104	5.59%	89

The Company’s accrued interest payable related to its repurchase agreement borrowings decreased to $44.7 million as of December 31, 2024 from $53.2 million as of December 31, 2023.
The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of December 31, 2024.
The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of December 31, 2024 and December 31, 2023:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2024:
Repurchase agreements	$6,563,120	$—	$6,563,120	$(6,563,120)	$—	$—

December 31, 2023:
Repurchase agreements	$5,381,104	$—	$5,381,104	$(5,381,104)	$—	$—
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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

NOTE 5 – DERIVATIVES
Types and Uses of Derivatives Instruments
Interest Rate Derivatives. During the year ended December 31, 2024, the Company used short positions in U.S. Treasury futures and interest rate swaps to mitigate the impact of changing interest rates on its repurchase agreement financing costs and the fair value of its investments.
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
The table below provides detail of the Company’s gain and losses by type of derivative instrument for the periods indicated:

	Year Ended
	December 31,
Type of Derivative Instrument	2024	2023	2022
($s in thousands)
U.S. Treasury futures	$174,108	$(12,430)	$724,347
Interest rate swaps	152,781	—	—
Interest rate swaptions	—	—	47,738
Put options on U.S. Treasury futures	—	1,588	(431)
TBA securities	(38,512)	(22,063)	(335,647)
Gain (loss) on derivative instruments, net	$288,377	$(32,905)	$436,007
The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	December 31, 2024	December 31, 2023
($s in thousands)
TBA securities	Derivative assets	Investing	$133	$54,361
Total derivatives assets			$133	$54,361

TBA securities	Derivative liabilities	Investing	$22,814	$—
Total derivatives liabilities			$22,814	$—
The table below presents certain information regarding the short positions in interest rate swaps the Company held as of December 31, 2024. The Company did not hold any interest rate swap agreements as of December 31, 2023.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

	December 31, 2024
Interest Rate Swaps - Years to Maturity	Notional Amount Long (Short)	Weighted Average Fixed Pay Rate
($s in thousands)
4-5 years	$(1,275,000)	3.42%
6-7 years	(3,085,000)	3.61%
9-10 years	(1,025,000)	3.83%
	$(5,385,000)	3.61%
Because the daily margin exchanged for the Company’s U.S. Treasury futures and interest rate swaps are considered legal settlement of the derivative as opposed to a pledge of collateral, these instruments have a carrying value of $0 on the Company’s consolidated balance sheets. The Company’s U.S. Treasury futures were in an asset position of $1.9 million as of December 31, 2024 and a liability position of $(219.9) million as of December 31, 2023, and its interest rate swaps were in an asset position of $152.8 million as of December 31, 2024 and $0 as of December 31, 2023. The amount of cash posted by the Company to cover required initial margin for these instruments was $219.2 million as of December 31, 2024 and $118.2 million as of December 31, 2023, which was recorded within “cash collateral posted to counterparties.” The Company had a margin excess of $10.4 million as of December 31, 2024 and $1.3 million as of December 31, 2023, which was recorded within “due from counterparties.”
The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

($s in thousands)	December 31, 2024	December 31, 2023
Implied market value (1)	$2,318,392	$1,381,702
Implied cost basis (2)	2,341,073	1,327,341
Net carrying value (3)	$(22,681)	$54,361
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

Volume of Activity
The table below summarizes changes in the Company’s derivative instruments for the year ended December 31, 2024:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(4,880,000)	$(19,199,500)	$22,828,000	$(1,251,500)
Interest rate swaps	—	(5,385,000)	—	(5,385,000)
TBA securities	1,403,000	26,025,000	(25,009,000)	2,419,000

Offsetting
The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2024 and December 31, 2023:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
December 31, 2024
TBA securities	$133	$—	$133	$(133)	$—	$—
Derivative assets	$133	$—	$133	$(133)	$—	$—
December 31, 2023
TBA securities	$54,361	$—	$54,361	$—	$(44,153)	$10,208
Derivative assets	$54,361	$—	$54,361	$—	$(44,153)	$10,208

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
December 31, 2024
TBA securities	$22,814	$—	$22,814	$(133)	$(21,308)	$1,373
Derivative liabilities	$22,814	$—	$22,814	$(133)	$(21,308)	$1,373

December 31, 2023
TBA securities	$—	$—	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—	$—	$—
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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

($s in thousands)	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
MBS	$7,512,087	$—	$7,512,087	$—	$6,038,948	$—	$6,038,845	$103
TBA securities (1)	133	—	133	—	54,361	—	54,361	—
Mortgage loans (2)	1,130	—	—	1,130	1,793	—	—	1,793
Total assets carried at fair value	$7,513,350	$—	$7,512,220	$1,130	$6,095,102	$—	$6,093,206	$1,896

Liabilities:
TBA securities (1)	$22,814	$—	$22,814	$—	$—	$—	$—	$—
Total liabilities carried at fair value	$22,814	$—	$22,814	$—	$—	$—	$—	$—
(1)TBA securities are reflected on consolidated balance sheets within “derivative assets” and “derivative liabilities” at their implied fair value, net of implied cost basis. Please refer to Note 5 for additional information.
(2)Mortgage loans are included within “other assets” on the consolidated balance sheets.
As of December 31, 2024, the fair value measurements for the Company’s TBA securities and its MBS are considered Level 2 because there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets and are based on prices received from a pricing service. In valuing a security, the pricing service primarily uses a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, but may use an income approach, which uses valuation techniques such as discounted cash flow modeling. Examples of the observable inputs and assumptions used in the valuation techniques include market interest rates, credit spreads, and projected prepayment speeds, among other things. The Company reviews the prices it receives from the pricing service for reasonableness using broker quotes as well as other third-party pricing services.
As of December 31, 2024, the Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans are considered Level 3 because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

20%, and a discount rate of 10.2% in measuring the fair value of its Level 3 assets as of December 31, 2024 and as of December 31, 2023.
The Company’s short positions in U.S. Treasury futures contracts are valued based on exchange pricing and are classified accordingly as Level 1 measurements. Interest rate swaps are valued using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including current benchmark rates and the forward yield curve, and thus their fair values are considered Level 2 measurements. The carrying value of the U.S. Treasury futures contracts and interest rate swaps on the Company’s consolidated balance sheets is $0 because the instruments require daily margin exchanges, which are considered by the settlement agent to represent legal settlement of the contracts on a daily basis. Please see Note 1 and Note 5 for additional information regarding the fair value of the Company’s derivative instruments.

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of December 31, 2024. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.
The Series C Preferred Stock pays a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. Due to the cessation of 3-month LIBOR, the original terms of the Series C Preferred Stock have been revised to state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to 3-month term SOFR plus the statutorily prescribed tenor spread adjustment of 0.26161% in addition to the original spread pursuant to the terms of the Series C Preferred Stock of 5.461% for a total spread of 5.723%. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on January 15, 2025 to shareholders of record as of January 1, 2025.
Common Stock. During the year ended December 31, 2024, the Company issued 10,500,000 shares of its common stock through a public offering, resulting in proceeds of $124.5 million, net of issuance costs, and issued 16,756,835 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $207.6 million, net of broker commissions and fees. The Company declared common dividends of $0.43 on its common stock for the three months ended December 31, 2024 and $1.60 per common share for the year ended December 31, 2024. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Year Ended
	December 31,
	2024		2023		2022
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	104,282	$12.61	133,951	$15.22	197,804	$15.27
Granted	65,668	12.56	74,017	11.27	71,216	15.60
Vested	(76,355)	12.37	(103,686)	15.03	(135,069)	15.49
Awards outstanding, end of period	93,595	$12.78	104,282	$12.61	133,951	$15.22

Target RSUs: (1)
Awards outstanding, beginning of period	394,497	$13.06	86,666	$16.57	55,019	$19.40
Granted	214,755	12.50	341,044	12.55	73,767	15.19
Vested	(146,182)	13.57	(33,213)	16.96	(42,120)	17.85
Awards outstanding, end of period	463,070	$12.64	394,497	$13.06	86,666	$16.57

Target PSUs: (2)
Awards outstanding, beginning of period	276,866	$13.17	201,284	$16.60	110,040	$19.04
Granted	322,132	12.50	160,277	11.97	147,542	14.83
Vested	(116,589)	14.83	(84,695)	19.04	(56,298)	16.73
Awards outstanding, end of period	482,409	$12.32	276,866	$13.17	201,284	$16.60
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

The restricted stock awards outstanding as of December 31, 2024 were all granted to employees except for 38,068 granted to the Company’s non-employee members of its Board of Directors, which have a vesting period of 1 year. Restricted stock granted to employees generally vests in equal installments over a period of 3 years.
RSU and PSU awards are granted only to executive officers of the Company. RSUs vest in equal installments over a period of 3 years. PSUs vest based on performance results measured over a period of 3 years. The Company expects 102% of the remaining target PSUs outstanding as of December 31, 2024 will be settled on their vesting dates. The table above excludes 116,589 PSUs with a performance period ending December 31, 2024, of which 75% are expected to be awarded based on information known as of the filing date of this Annual Report on Form 10-K.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

The Company has DERs accrued for RSUs and PSUs of $0.9 million and $1.3 million, respectively, as of December 31, 2024 compared to $0.4 million and $0.8 million, respectively, as of December 31, 2023, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”
Total share-based compensation expense recognized by the Company for the year ended December 31, 2024 was $7.2 million compared to $4.8 million and $4.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in share-based compensation for the year ended December 31, 2024 is due to accelerated recognition of expense for certain stock incentive awards granted in March 2024 to retirement eligible employees. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of December 31, 2024, which will be amortized over the period disclosed:

	December 31, 2024
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$564	1.3 years
RSUs	3,007	1.8 years
PSUs	1,900	1.8 years
Total	$5,471	1.8 years

NOTE 8 – INCOME TAXES
The Company does not expect to incur any income tax liability for the year ended December 31, 2024 and did not incur any material income tax liability for the years ended December 31, 2023 or December 31, 2022. As of December 31, 2024, the Company has $557.9 million of capital loss carryforwards, all of which will expire by either December 31, 2027 or by December 31, 2028.
After reviewing for any potentially uncertain income tax positions, the Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740 as of December 31, 2024 or December 31, 2023, although its tax returns for those tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

NOTE 9 - SEGMENT REPORTING
The Company’s operations consist of one reportable segment which involves investing in MBS and funding these investments with repurchase agreements and equity. Because the Company’s investment portfolio and financings are subject to market risks, primarily interest rate risk, management seeks to offset a portion of its market value exposure and financing costs through its interest rate derivative instruments (“hedging portfolio”). The Company’s investment and hedging portfolios are managed together.
The Company’s revenue is derived from its investment portfolio, which currently consists of primarily Agency RMBS. The Company’s chief operating decision maker (“CODM”) is its Co-CEO and President. Segment performance is measured by and resource allocation decisions are based on “comprehensive income (loss) to common shareholders” as presented on the Company’s consolidated statement of comprehensive income (loss). The segment’s significant expense categories as shown on the Company’s consolidated statement of comprehensive income (loss) are regularly provided to the CODM for review and are also used to make resource allocation decisions. Segment assets are total assets as shown on the Company’s consolidated balance sheet.

NOTE 10 - SUBSEQUENT EVENTS
Subsequent to December 31, 2024, the Company issued 5.9 million shares of its common stock through its ATM program, for which it received proceeds of approximately $77.4 million, net of commissions.