Form 10-Q
period 2025-03-31
DYNEX CAPITAL INC
filed 2025-04-30
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
Yes           ☐           No            ☒

On April 24, 2025, the registrant had 105,331,440 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Cash and cash equivalents	$327,447	$377,099
Cash collateral posted to counterparties	260,563	244,440
Mortgage-backed securities (including pledged of $7,620,616 and $6,893,629, respectively), at fair value	8,399,925	7,512,087
Due from counterparties	2,645	10,445
Derivative assets	6,791	133
Accrued interest receivable	36,686	32,841
Other assets	10,779	7,534
Total assets	$9,044,836	$8,184,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$7,234,723	$6,563,120
Due to counterparties	332,676	341,924
Derivative liabilities	3,810	22,814
Cash collateral posted by counterparties	4,798	—
Accrued interest payable	46,861	44,672
Accrued dividends payable	20,707	16,501
Other liabilities	5,346	10,612
Total liabilities	7,648,921	6,999,643

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 102,226,355 and 84,491,800 shares issued and outstanding, respectively	1,022	845
Additional paid-in capital	1,982,781	1,742,471
Accumulated other comprehensive loss	(153,099)	(172,489)
Accumulated deficit	(542,632)	(493,734)
Total shareholders’ equity	1,395,915	1,184,936
Total liabilities and shareholders’ equity	$9,044,836	$8,184,579
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
($s in thousands except per share data)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME (EXPENSE)
Interest income	$95,059	$71,525
Interest expense	(77,926)	(74,717)
Net interest income (expense)	17,133	(3,192)

OTHER GAINS (LOSSES)
Unrealized gain (loss) on investments, net	109,997	(70,024)
(Loss) gain on derivative instruments, net	(118,088)	124,635
Total other (loss) gains, net	(8,091)	54,611

EXPENSES
Compensation and benefits	(7,919)	(7,177)
Other general and administrative	(3,845)	(3,703)
Other operating expenses	(354)	(421)
Total operating expenses	(12,118)	(11,301)

Net (loss) income	(3,076)	40,118
Preferred stock dividends	(1,923)	(1,923)
Net (loss) income to common shareholders	$(4,999)	$38,195

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$19,390	$(17,268)
Reclassification of realized gain on available-for-sale investments, net	—	—
Total other comprehensive income (loss)	19,390	(17,268)
Comprehensive income to common shareholders	$14,391	$20,927

Weighted average common shares-basic	90,492,327	59,003,218
Weighted average common shares-diluted	90,492,327	59,712,234
Net (loss) income per common share-basic	$(0.06)	$0.65
Net (loss) income per common share-diluted	$(0.06)	$0.64
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($s in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	4,460,000	$107,843	84,491,800	$845	$1,742,471	$(172,489)	$(493,734)	$1,184,936
Stock issuance	—	—	17,604,999	176	239,482	—	—	239,658
Restricted stock granted, net of amortization	—	—	—	—	190	—	—	190
Other share-based compensation, net of amortization	—	—	188,702	2	1,837	—	—	1,839
Adjustments for tax withholding on share-based compensation	—	—	(59,146)	(1)	(1,180)	—	—	(1,181)
Stock issuance costs	—	—	—	—	(19)	—	—	(19)
Net loss	—	—	—	—	—	—	(3,076)	(3,076)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(43,899)	(43,899)
Other comprehensive income	—	—	—	—	—	19,390	—	19,390
Balance as of March 31, 2025	4,460,000	$107,843	102,226,355	$1,022	$1,982,781	$(153,099)	$(542,632)	$1,395,915

Balance as of December 31, 2023	4,460,000	$107,843	57,038,247	$570	$1,404,431	$(158,502)	$(483,607)	$870,735
Stock issuance	—	—	7,007,448	70	86,736	—	—	86,806
Restricted stock granted, net of amortization	—	—	46,544	—	510	—	—	510
Other share-based compensation, net of amortization	—	—	111,245	1	3,759	—	—	3,760
Adjustments for tax withholding on share-based compensation	—	—	(42,553)	—	(527)	—	—	(527)
Stock issuance costs	—	—	—	—	(16)	—	—	(16)
Net income	—	—	—	—	—	—	40,118	40,118
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(23,663)	(23,663)
Other comprehensive loss	—	—	—	—	—	(17,268)	—	(17,268)
Balance as of March 31, 2024	4,460,000	$107,843	64,160,931	$641	$1,494,893	$(175,770)	$(469,075)	$958,532
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($s in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net (loss) income	$(3,076)	$40,118
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized (gain) loss on investments, net	(109,997)	70,024
Loss (gain) on derivative instruments, net	118,088	(124,635)
Amortization of investment premiums, net	7,961	14,059
Other amortization and depreciation	496	501
Share-based compensation expense	2,029	4,270
(Increase) decrease in accrued interest receivable	(3,845)	828
Increase (decrease) in accrued interest payable	2,189	(17,522)
Change in other assets and liabilities, net	(7,482)	(4,747)
Net cash provided by (used in) operating activities	6,363	(17,104)
Investing activities:
Purchases of investments	(957,078)	—
Principal payments received on trading securities	120,906	78,131
Principal payments received on available-for-sale investments	59,986	18,874
Principal payments received on mortgage loans held for investment	67	307
Net (payments) receipts on derivative instruments	(137,035)	172,784
Increase (decrease) in cash collateral posted by counterparties	4,798	(37,494)
Net cash (used in) provided by investing activities	(908,356)	232,602
Financing activities:
Borrowings under repurchase agreements	22,760,699	12,273,321
Repayments of repurchase agreement borrowings	(22,089,096)	(12,369,717)
Proceeds from issuance of common stock	239,658	86,806
Payments related to tax withholding for share-based compensation	(1,181)	(527)
Dividends paid	(41,616)	(24,916)
Net cash provided by (used in) financing activities	868,464	(35,033)

Net (decrease) increase in cash, including cash posted to counterparties	(33,529)	180,465
Cash including cash posted to counterparties at beginning of period	621,539	237,864
Cash including cash posted to counterparties at end of period	$588,010	$418,329

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$75,738	$92,239
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of March 31, 2025, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.
Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2025. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates used by management include, but are not limited to, the fair value measurements of its investments, including TBA securities accounted for as derivative instruments, which is discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of March 31, 2025.

Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries and variable interest entities (“VIE”) for which it is the primary beneficiary. The Company consolidates a VIE if the Company is determined to be the VIE’s primary beneficiary, which is defined as the party that has both (i) the power to control the activities that most significantly impact the VIE’s financial performance; and (ii) the right to receive benefits or absorb losses that could potentially be significant to the VIE. The Company reconsiders its evaluation of whether to consolidate a VIE on an ongoing basis, based on changes in the facts and circumstances pertaining to the VIE. Though the Company invests in Agency and non-Agency MBS which are generally considered to be interests in VIEs, the Company does not consolidate these entities because it does not meet the criteria to be deemed the primary beneficiary. The maximum exposure to loss for these VIEs is the carrying value of the MBS.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company currently has unvested restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Restricted stock awards are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock issued under the 2020 Stock and Incentive Plan are eligible to receive non-forfeitable dividends. Holders of RSUs and PSUs accrue forfeitable dividend equivalent rights over the period outstanding, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved, as applicable. As such, RSUs and PSUs are excluded from the computation of basic net income per common share but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”). Upon vesting, restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share or unit becomes one unrestricted share of common stock and is included in the computation of basic net income per common share.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheets presented herein that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2025:

($s in thousands)	March 31, 2025
Cash and cash equivalents	$327,447
Cash collateral posted to counterparties	260,563
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$588,010

Mortgage-Backed Securities
The Company’s MBS are recorded at fair value on the Company’s consolidated balance sheet. Changes in fair value of MBS purchased prior to January 1, 2021 are designated as available-for-sale (“AFS”) with changes in fair value reported in other comprehensive income (“OCI”) as an unrealized gain (loss) until the security is sold or matures. Effective January 1, 2021, the Company elected the fair value option (“FVO”) for all MBS purchased on or after that date with changes in fair value reported in net income as “unrealized gain (loss) on investments, net” until the security is sold or matures. Management elected the fair value option so that net income will reflect the changes in fair value for its future purchases of MBS in a manner consistent with the presentation and timing of the changes in fair value of its derivative instruments. Upon the sale of an MBS, any unrealized gain or loss within OCI or net income is reclassified to “realized gain (loss) on sale of investments, net” within net income using the specific identification method.
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
Determination of MBS Fair Value. The Company estimates the fair value of the majority of its MBS based upon prices obtained from an independent third-party pricing service. These prices are assessed for reasonableness using broker quotes and other third-party pricing services. Please refer to Note 6 for further discussion of MBS fair value measurements.
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

Repurchase Agreements
The Company’s repurchase agreements are used to finance its purchases of MBS and are accounted for as secured borrowings. The interest rates the Company pays for these borrowings are based on a spread added to the Secured Overnight Funding Rate (“SOFR”), The Company pledges its securities as collateral to secure a loan, which is equal to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, which is disclosed parenthetically on the Company’s consolidated

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

balance sheets. At the maturity of a repurchase agreement borrowing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender, or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. The repurchase facilities available to the Company are uncommitted with no guarantee of renewal.

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
The Company’s interest rate swaps are pay-fixed, which involve the receipt of variable-rate amounts based on SOFR from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The net periodic interest benefit (cost) is recorded in the period earned (incurred) in “gain (loss) on derivative instruments”, but the net receipt (payment) of cash is exchanged annually, typically on the anniversary of each agreement’s effective date. The Company’s interest rate swap agreements are centrally cleared through the Chicago Mercantile Exchange (“CME”), which requires the Company to post initial margin as determined by the CME, and additional variation margin is exchanged, typically in cash, for changes in the fair value of the interest rate swaps. Similar to the Company’s U.S. Treasury futures, the exchange of variation margin for CME cleared swaps is legally considered to be the settlement of the derivative itself as opposed to a pledge of collateral. As such, these legal settlements reduce what would have otherwise been reported as the fair value of the interest rate swaps, generally to $0. Accordingly, any margin excess or deficit outstanding is recorded as a receivable or payable within “due from/to counterparty” as of the date of the Company’s consolidated balance sheets. Net periodic interest benefit/cost and changes in the fair value of these instruments is recorded in “gain(loss) on derivative instruments” until termination or expiration.
The Company’s interest rate swaptions are SOFR-based and provide the Company the right, but not the obligation, to enter into an interest rate swap at a predetermined notional amount with a stated term and pay and receive rates in the future. The accounting for interest rate swaptions is similar to options on U.S. Treasury futures.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Share-Based Compensation
The Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) reserves for issuance up to 2,300,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), and performance-based cash awards (collectively, “awards”). As of March 31, 2025, there were no common shares remaining available for issuance under the 2020 Plan. The Company has submitted a proposal for its 2025 Stock and Incentive Plan (“the 2025 Plan”) to its common shareholders for approval at the Company’s Annual Meeting on May 20, 2025.
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

Contingencies
The Company did not have any pending lawsuits, claims, or other contingencies as of March 31, 2025 or December 31, 2024.
Recently Issued Accounting Pronouncements
The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the three months ended

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2025, that are expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended
	March 31,
($s in thousands)	2025	2024
Weighted average number of common shares outstanding - basic	90,492,327	59,003,218
Incremental common shares-unvested RSUs	—	379,880
Incremental common shares-unvested PSUs	—	329,136
Weighted average number of common shares outstanding - diluted	90,492,327	59,712,234

Net (loss) income to common shareholders	$(4,999)	$38,195
Net (loss) income per common share-basic	$(0.06)	$0.65
Net (loss) income per common share-diluted	$(0.06)	$0.64
The calculation of diluted net loss per common share for the three months ended March 31, 2025 excludes unvested RSUs and PSUs of 547,845, which would have been anti-dilutive for the period.

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	March 31, 2025			December 31, 2024
($s in thousands)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Agency RMBS	$8,490,912	$8,452,828	$8,185,832	$7,717,764	$7,695,409	$7,302,238
Agency CMBS	108,704	109,578	106,429	99,636	99,848	95,463
CMBS IO (1)	n/a	108,911	107,664	n/a	117,591	114,386
Total	$8,599,616	$8,671,317	$8,399,925	$7,817,400	$7,912,848	$7,512,087

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $5,779,969 and $2,050,104, respectively, as of March 31, 2025, and $6,196,778 and $2,450,398, respectively, as of December 31, 2024.

	March 31, 2025
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$811,622	$—	$(150,332)	$661,290
Agency CMBS	55,000	12	(3,271)	51,741
CMBS IO	74,394	3,274	(2,783)	74,885
Total	$941,016	$3,286	$(156,386)	$787,916

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MBS measured at fair value through net income:
Agency RMBS	$7,641,206	$41,660	$(158,323)	$7,524,543
Agency CMBS	54,578	110	—	54,688
CMBS IO	34,517	3	(1,742)	32,778
Total	$7,730,301	$41,773	$(160,065)	$7,612,009

	December 31, 2024
($s in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
MBS measured at fair value through OCI:
Agency RMBS	$827,314	$—	$(167,248)	$660,066
Agency CMBS	99,848	3	(4,388)	95,463
CMBS IO	81,854	3,280	(4,137)	80,997
Total	$1,009,016	$3,283	$(175,773)	$836,526

MBS measured at fair value through net income:
Agency RMBS	$6,868,095	$11,081	$(237,004)	$6,642,172
Agency CMBS	—	—	—	—
CMBS IO	35,737	—	(2,348)	33,389
Total	$6,903,832	$11,081	$(239,352)	$6,675,561

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
The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
($s in thousands)	2025	2024
Agency RMBS	$109,260	$(69,676)
Agency CMBS	110	(190)
CMBS IO	609	(194)
Other investments	18	36
Total unrealized gain (loss) on investments, net	$109,997	$(70,024)

The Company did not sell any securities during the three months ended March 31, 2025 or March 31, 2024.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	March 31, 2025			December 31, 2024
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,447	$(6)	2	$920	$(3)	3
Non-Agency MBS	735	(56)	3	823	(73)	2

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$768,613	$(156,190)	59	$814,443	$(175,497)	65
Non-Agency MBS	4,896	(133)	8	6,097	(200)	10

The unrealized loss positions on the Company’s MBS designated as AFS as of March 31, 2025 and December 31, 2024 were the result of higher interest rates and wider spreads to U.S. Treasuries versus at the time of purchase. The unrealized loss positions are not credit related; therefore, the Company did not record an allowance for credit losses as of March 31, 2025 or December 31, 2024. The Company has the ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

NOTE 4 – REPURCHASE AGREEMENTS
The Company’s repurchase agreements outstanding as of March 31, 2025 and December 31, 2024 are summarized in the following tables:

	March 31, 2025			December 31, 2024
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
($s in thousands)
Agency RMBS	$7,076,257	4.45%	$7,454,039	$6,368,457	4.79%	$6,689,336
Agency CMBS	64,065	4.45%	63,351	90,717	4.78%	95,071
Agency CMBS IO	88,686	4.78%	97,212	96,146	5.18%	101,165
Non-Agency CMBS IO	5,715	5.14%	6,014	7,800	5.52%	8,057
Total	$7,234,723	4.46%	$7,620,616	$6,563,120	4.80%	$6,893,629
The Company had borrowings outstanding under 27 different repurchase agreements as of March 31, 2025, and its equity at risk did not exceed 10% with any counterparty as of that date. The Company also had $332.7 million payable to counterparties for transactions pending settlement as of March 31, 2025 and $341.9 million as of December 31, 2024.
The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2025			December 31, 2024
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$3,932,031	4.47%	67	$1,742,440	4.83%	68
30 to 90 days	2,997,548	4.45%	96	4,820,680	4.78%	83
91 to 180 days	305,144	4.40%	152	—	—%	—
Total	$7,234,723	4.46%	83	$6,563,120	4.80%	79

The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $46.9 million as of March 31, 2025 from $44.7 million as of December 31, 2024.
The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of March 31, 2025.
The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of March 31, 2025 and December 31, 2024:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2025:
Repurchase agreements	$7,234,723	$—	$7,234,723	$(7,234,723)	$—	$—

December 31, 2024:
Repurchase agreements	$6,563,120	$—	$6,563,120	$(6,563,120)	$—	$—
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – DERIVATIVES
Types and Uses of Derivatives Instruments
Interest Rate Derivatives. The Company frequently changes the type of derivative instruments it uses to mitigate the impact of changing interest rates on its repurchase agreement financing costs and the fair value of its investments. Please refer to Note 1 for descriptions of these instruments and how the Company accounts for them.
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
The table below provides detail of the Company’s gain and losses by type of derivative instrument for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2025	2024
($s in thousands)
U.S. Treasury futures	$(44,347)	$139,810
Interest rate swaps	(116,726)	—
Interest rate swaptions	811	—
TBA securities	42,174	(15,175)
(Loss) gain on derivative instruments, net	$(118,088)	$124,635
The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2025	December 31, 2024
($s in thousands)
Interest rate swaptions	Derivative assets	Economic hedging	$811	$—
TBA securities	Derivative assets	Investing	5,980	133
Total derivatives assets			$6,791	$133

TBA securities	Derivative liabilities	Investing	$3,810	$22,814
Total derivatives liabilities			$3,810	$22,814
The table below presents information regarding the long positions in SOFR-based interest rate swaptions held by the Company as of March 31, 2025. The Company did not hold any interest rate swaptions as of December 31, 2024.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2025
	Option			Underlying Receiver Swap
	Cost Basis	Fair Value	Carrying Value	Notional Amount	Average Fixed Receive Rate	Average Term (Years)
($s in thousands)
1-2 year interest rate swaption	$7,975	$8,786	$811	$500,000	3.25%	5 years

Because the daily margin exchanged for the Company’s U.S. Treasury futures and interest rate swaps are considered legal settlement of the derivative as opposed to a pledge of collateral, these instruments have a carrying value of $0 on the Company’s consolidated balance sheets. The Company’s U.S. Treasury futures were in a net liability position of $(17.4) million as of March 31, 2025 and a net asset position of $1.2 million as of December 31, 2024, and its interest rate swaps were in net asset positions of $36.1 million as of March 31, 2025 and $152.8 million as of December 31, 2024. The amount of cash posted by the Company to cover required initial margin for these instruments was $258.7 million as of March 31, 2025 and $219.2 million as of December 31, 2024, which was recorded within “cash collateral posted to counterparties.” The Company had a margin payable of $4.1 million as of March 31, 2025, which was recorded within “due to counterparties”, and a margin receivable of $10.4 million as of December 31, 2024, which was recorded within “due from counterparties.”
The table below presents information regarding the short positions in SOFR-based interest rate swaps the Company held as of the dates indicated:

	March 31, 2025		December 31, 2024
Interest Rate Swaps - Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Notional Amount	Weighted Average Fixed Pay Rate
($s in thousands)
4-5 years fixed pay swap	$(1,275,000)	3.42%	$(1,275,000)	3.42%
6-7 years fixed pay swap	(3,510,000)	3.66%	(3,085,000)	3.61%
9-10 years fixed pay swap	(1,350,000)	3.92%	(1,025,000)	3.83%
10-15 years fixed pay swap	(200,000)	3.93%	—	—%
	$(6,335,000)	3.68%	$(5,385,000)	3.61%
The table below presents information regarding the short positions in U.S. Treasury futures held by the Company as of the dates indicated:

U.S. Treasury Futures	March 31, 2025	December 31, 2024
($s in thousands)
30-year U.S. Treasury futures	$(766,500)	$(516,500)
10-year U.S. Treasury futures	(795,000)	(735,000)
	$(1,561,500)	$(1,251,500)

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about the Company's long positions in TBA securities as of the dates indicated:

($s in thousands)	March 31, 2025	December 31, 2024
Implied market value (1)	$2,730,302	$2,318,392
Implied cost basis (2)	2,728,132	2,341,073
Net carrying value (3)	$2,170	$(22,681)
(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the dates indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the dates indicated.
(3) Net carrying value represents the difference between the implied market value and the implied cost basis of the Company’s TBA securities as of the dates indicated. The total shown is the net amount included on the consolidated balance sheets of $5,980 within “derivative assets” and $3,810 within “derivative liabilities.”

Volume of Activity
The table below summarizes changes in the Company’s derivative instruments for the three months ended March 31, 2025:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(1,251,500)	$(2,751,500)	$2,441,500	$(1,561,500)
Interest rate swaps	(5,385,000)	(950,000)	—	(6,335,000)
Interest rate swaptions	—	500,000	—	500,000
TBA securities	2,419,000	9,124,000	(8,694,000)	2,849,000

Offsetting
The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2025 and December 31, 2024:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2025
Interest rate swaptions	$811	$—	$811	$—	$—	$811
TBA securities	5,980	—	5,980	(3,492)	(2,298)	190
Derivative assets	$6,791	$—	$6,791	$(3,492)	$(2,298)	$1,001
December 31, 2024
TBA securities	$133	$—	$133	$(133)	$—	$—
Derivative assets	$133	$—	$133	$(133)	$—	$—

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2025
TBA securities	$3,810	$—	$3,810	$(3,492)	$(136)	$182
Derivative liabilities	$3,810	$—	$3,810	$(3,492)	$(136)	$182

December 31, 2024
TBA securities	$22,814	$—	$22,814	$(133)	$(21,308)	$1,373
Derivative liabilities	$22,814	$—	$22,814	$(133)	$(21,308)	$1,373
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($s in thousands)	March 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
MBS	$8,399,925	$—	$8,399,925	$—	$7,512,087	$—	$7,512,087	$—
TBA securities (1)	5,980	—	5,980	—	133	—	133	—
Interest rate swaptions	811	—	811	—	—	—	—	—
Mortgage loans (2)	1,079	—	—	1,079	1,130	—	—	1,130
Total assets carried at fair value	$8,407,795	$—	$8,406,716	$1,079	$7,513,350	$—	$7,512,220	$1,130

Liabilities:
TBA securities (1)	$3,810	$—	$3,810	$—	$22,814	$—	$22,814	$—
Total liabilities carried at fair value	$3,810	$—	$3,810	$—	$22,814	$—	$22,814	$—
(1)TBA securities are reflected on consolidated balance sheets within “derivative assets” and “derivative liabilities” at their implied fair value, net of implied cost basis. Please refer to Note 5 for additional information.
(2)Mortgage loans are included within “other assets” on the consolidated balance sheets.
As of March 31, 2025, the fair value measurements for the Company’s TBA securities and its MBS are considered Level 2 because there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets. Fair value is based on prices received from an independent third-party pricing service. In valuing a security, the pricing service primarily uses a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, but may use an income approach, which uses valuation techniques such as discounted cash flow modeling. Examples of the observable inputs and assumptions used in the valuation techniques include market interest rates, credit spreads, and projected prepayment speeds, among other things. The Company reviews the prices it receives from the pricing service for reasonableness using broker quotes as well as other third-party pricing services.
As of March 31, 2025, the Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans are considered Level 3 because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10% in measuring the fair value of its Level 3 assets as of March 31, 2025 and as of December 31, 2024.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and Note 5 for additional information regarding the fair value of the Company’s derivative instruments.
The fair value of interest rate swaptions is considered Level 2 because it is based on the fair value of the underlying interest rate swap and time remaining until its expiration and is carried on the balance sheet net of any deferred premium to be paid upon expiration or sale.

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of March 31, 2025. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. Except under certain limited circumstances described in Article IIIC of the Company’s Restated Articles of Incorporation, the Company may not redeem the Series C Preferred Stock prior to April 15, 2025. On or after that date, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. Because the Series C Preferred Stock is redeemable only at the option of the issuer, it is classified as equity on the Company’s consolidated balance sheet.
The Series C Preferred Stock paid a cumulative cash dividend equivalent to 6.900% of the $25.00 liquidation preference per share each year until April 15, 2025. Due to the cessation of 3-month LIBOR, the original terms of the Series C Preferred Stock have been revised to state that upon April 15, 2025 and thereafter, the Company will pay cumulative cash dividends at a percentage of the $25.00 liquidation value per share equal to 3-month term SOFR plus the statutorily prescribed tenor spread adjustment of 0.26161% in addition to the original spread pursuant to the terms of the Series C Preferred Stock of 5.461% for a total spread of 5.723%. The Company paid its regular quarterly dividend of $0.43125 per share of Series C Preferred Stock on April 15, 2025 to shareholders of record as of April 1, 2025.
Common Stock. During the three months ended March 31, 2025, the Company issued 17,604,999 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $239.7 million, net of broker commissions and fees. The Company declared monthly dividends on its common stock totaling $0.47 for the three months ended March 31, 2025. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, management’s view on long-term returns, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Three Months Ended
	March 31,
	2025		2024
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	93,595	$12.78	104,282	$12.61
Granted	—	—	46,544	12.50
Vested	(28,792)	13.42	(76,865)	12.76
Awards outstanding, end of period	64,803	$12.50	73,961	$12.39

Target RSUs: (1)
Awards outstanding, beginning of period	463,070	$12.64	394,497	$13.06
Granted	152,870	14.06	214,755	12.50
Vested	(125,948)	12.77	(68,896)	14.42
Awards outstanding, end of period	489,992	$13.05	540,356	$12.66

Target PSUs: (2)
Awards outstanding, beginning of period	482,409	$12.32	276,866	$13.17
Granted	—	—	322,132	12.50
Vested	—	—	—	—
Awards outstanding, end of period	482,409	$12.32	598,998	$12.81
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

The restricted stock awards outstanding as of March 31, 2025 were all granted to employees except for 38,068 granted to the Company’s non-employee members of its Board of Directors, which will vest May 17, 2025. Restricted stock granted to employees generally vests in equal installments over a period of 3 years.
RSU and PSU awards are granted only to executive officers of the Company. RSUs vest in equal installments over a period of 3 years. PSUs vest based on performance results measured over a period of 3 years. The Company expects 102% of the remaining target PSUs outstanding as of March 31, 2025 will be settled on their vesting dates.
The Company has DERs accrued for RSUs and PSUs of $1.0 million and $1.1 million, respectively, as of March 31, 2025 compared to $0.9 million and $1.3 million, respectively, as of December 31, 2024, which is included on the Company’s consolidated balance sheet within “accrued dividends payable.”
Total share-based compensation expense recognized by the Company for the three months ended March 31, 2025 was $2.0 million compared to $4.3 million for the three months ended March 31, 2024. The following table

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

discloses the Company’s remaining compensation expense related to stock awards it has granted as of March 31, 2025, which will be amortized over the period disclosed:

	March 31, 2025
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$373	1.4 years
RSUs	3,601	2.0 years
PSUs	1,617	1.6 years
Total	$5,591	1.8 years

NOTE 8 - SEGMENT REPORTING
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW
From year end 2024 to March 31, 2025, interest rates across the U.S. Treasury curve were mostly lower, spreads on Agency RMBS were slightly tighter while spreads on Agency and non-agency CMBS were wider. Real estate equities broadly performed well, experienced stock market price appreciation and strong trading volumes. Dynex was active in the ATM program raising $239.7 million of new capital to deploy into the Agency market and also to provide liquidity and flexibility to face the markets going forward in 2025. For Dynex, positive carry, based on our interest income less interest expense and the periodic interest component of our interest rate swaps, improved in the first quarter of 2025 compared to the fourth quarter of 2024 as higher yielding assets have been added to the portfolio and financing costs continued to trend down. The second quarter of 2025 has been dominated by tariff news, the immediate reactions and ongoing discussion on how negotiations may unfold. We continue to operate our business at the intersection of the global capital markets and the U.S. housing finance system and take seriously our responsibility of being stewards of shareholder capital. The Dynex team will continue to manage risk and invest to deliver compelling shareholder returns over the long term.
Market Data
The charts below show the range of U.S. Treasury and SOFR-based swap rates for the first quarter of 2025 and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:		Change in Spreads YTD
Investment Type: (1)	March 31, 2025	December 31, 2024
Agency RMBS:
2.0% coupon	85	89	(4)
2.5% coupon	90	93	(3)
4.0% coupon	65	69	(4)
4.5% coupon	65	68	(3)
5.0% coupon	66	69	(3)
5.5% coupon	69	72	(3)
6.0% coupon	66	74	(8)
Agency DUS (Agency CMBS)(2)	94	96	(2)
Freddie K AAA IO (Agency CMBS IO)(2)	130	120	10
AAA CMBS IO (Non-Agency CMBS IO)(2)	155	119	36
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

Summary of Results

Our total economic return for the first quarter of 2025 was $0.33 per common share, or 2.6% of beginning book value. Our net interest income continues to grow as a result of our newer investments of MBS with more attractive yields and our financing costs continue to decline. We also continue to benefit from the net periodic interest we are earning from interest rate swaps. Despite another quarter of volatile interest rates, the mark-to-market impact of our investments compared to our hedges was close to neutral. We were also able to raise $239.7 million in capital through our ATM program at an average price of $13.61 per share.

The following table summarizes the changes in the Company's financial position during the first quarter of 2025:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of December 31, 2024 (1)			$1,073,436	$12.70
Net interest income		$17,133
Periodic interest from interest rate swaps		10,851
G & A and other operating expenses		(12,118)
Preferred stock dividends		(1,923)
Changes in fair value:
MBS and loans	$129,387
TBAs	42,174
U.S. Treasury futures	(44,347)
Interest rate swaps	(127,577)
Interest rate swaptions	811
Total net change in fair value		448
Comprehensive income to common shareholders			14,391
Capital transactions:
Net proceeds from stock issuance (2)			240,487
Common dividends declared			(43,899)
Balance as of March 31, 2025 (1)			$1,284,415	$12.56
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from stock issuance include $0.8 million from amortization of share-based compensation, net of grants, and adjustments for payroll tax withholding on share-based compensation vesting during the three months ended March 31, 2025.

Current Outlook
Tariffs continue to dominate the news cycle in April, and markets continue to adjust. Markets are experiencing volatility in response to announcements and uncertainty about the economic impacts. While the broader market movements have impacted the valuation of mortgage securities, the current market turmoil is not a real estate or mortgage event. We expect volatility to continue and remain focused on maintaining a portfolio of high-quality liquid securities and maintaining liquidity. We are also focused on our hedging strategy and believe options will be part of our hedge portfolio going forward. We continue to monitor the prepayment risk of our portfolio. Consolidation in the mortgage finance sector that combine strong mortgage origination, underwriting, servicing, and technology platforms into a single company are likely to expedite refinancing, resulting in an increase in prepayment risk.
The future structure of the GSEs is uncertain, and we remain engaged with policymakers to monitor these developments. The current policy and economic environment remain dynamic. We continue to monitor global macroeconomic conditions and large investment flows.
We are active in our ATM Program, raising $239.7 million in the first quarter and an additional $38.7 million in the second quarter through April 24, 2025. We have invested some of the proceeds, but have maintained flexibility by keeping some of the new capital as dry powder to invest going forward. While we expect volatility to continue, mortgage spreads to swaps and U.S. Treasuries remain close to historic wides and offer attractive returns, while financing markets continue to be liquid and supportive of leveraged mortgage investing.

FINANCIAL CONDITION
Investment Portfolio
Our investment portfolio (including TBAs) as of March 31, 2025, increased approximately 13% compared to December 31, 2024 while the composition of our assets remained relatively unchanged with 74% in Agency RMBS, 24% in TBA securities, and 2% in Agency CMBS and CMBS IO. We purchased approximately $895.1 million of Agency RMBS during the three months ended March 31, 2025, of which $325.4 million were pending settlement as of March 31, 2025. We also increased our TBA positions by a notional of $430.0 million during the three months ended March 31, 2025 and purchased $54.6 million of Agency CMBS. The Agency CMBS purchases have a different convexity profile compared to our Agency RMBS, bringing a diversification benefit to the portfolio.
The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	March 31, 2025
30-year Fixed-rate Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
($s in thousands)
2.0%	$643,738	$654,189	$518,108	54	4.3%	7.47	4.92%
2.5%	552,105	572,705	465,278	55	4.2%	7.06	4.93%
4.0%	317,616	318,061	299,052	48	6.3%	6.02	4.97%
4.5%	1,640,950	1,593,059	1,576,921	26	5.6%	5.68	5.12%
5.0%	2,405,465	2,364,405	2,370,615	21	5.4%	4.92	5.23%
5.5%	2,634,702	2,650,442	2,651,860	14	4.0%	4.04	5.39%
6.0%	296,335	299,966	303,998	16	8.0%	2.94	5.47%
TBA 4.0%	1,282,000	1,194,627	1,193,191	n/a	n/a	6.70	4.99%
TBA 4.5%	387,000	365,420	369,887	n/a	n/a	6.23	5.10%
TBA 5.0%	549,000	537,463	537,505	n/a	n/a	5.08	5.30%
TBA 5.5%	631,000	630,622	629,718	n/a	n/a	4.05	5.54%
Total	$11,339,911	$11,180,959	$10,916,133	24	5.0%	5.20	5.21%

	December 31, 2024
30-year Fixed-rate Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (1)(3)	Fair Value (2)(3)	Weighted Average
				Loan Age (in months)(4)	3 Month CPR (4)(5)	Estimated Duration (6)	Market Yield (7)
($s in thousands)
2.0%	$655,356	$666,107	$516,541	51	5.0%	6.49	5.42%
2.5%	561,625	582,776	463,402	52	4.3%	6.37	5.33%
4.0%	324,615	325,091	299,774	45	6.4%	5.92	5.25%
4.5%	1,323,371	1,291,410	1,252,219	27	7.4%	5.79	5.33%
5.0%	2,356,262	2,315,518	2,284,613	18	5.7%	5.19	5.47%
5.5%	2,193,064	2,207,296	2,178,180	13	5.3%	4.53	5.61%
6.0%	303,470	307,211	307,509	13	13.2%	3.60	5.74%
TBA 4.0%	462,000	424,917	421,796	n/a	n/a	6.62	5.20%
TBA 4.5%	383,000	361,610	359,837	n/a	n/a	5.95	5.35%
TBA 5.0%	710,000	693,938	684,706	n/a	n/a	5.20	5.51%
TBA 5.5%	864,000	860,609	852,053	n/a	n/a	4.21	5.73%
Total	$10,136,763	$10,036,483	$9,620,630	23	6.1%	5.22	5.49%
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

Our Agency CMBS and Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well given the demand for housing in the United States. Our Agency CMBS IO are from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.6% of the loans in K-deals are current as of February 2025.
Our non-Agency CMBS IO were all originated prior to 2018 and are backed by loans collateralized by a number of different property types, such as multifamily, office, retail, hotels, industrial, storage, and others. Our non-Agency CMBS IO investments are nearing maturity and have very little amortized cost remaining; any changes in actual payments may result in large swings in yield as shown below.

The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	March 31, 2025
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$109,578	$106,429	4.7	4.47%
Agency CMBS IO	102,898	99,267	5.6	7.43%
Non-Agency CMBS IO	6,013	8,397	1.2	33.74%
Total	$218,489	$214,093

	December 31, 2024
($s in thousands)	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$99,848	$95,463	2.6	4.76%
Agency CMBS IO	109,335	103,606	5.7	7.21%
Non-Agency CMBS IO	8,256	10,780	1.3	26.42%
Total	$217,439	$209,849
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the dates indicated and assuming zero volatility.
Repurchase Agreements
Our repurchase agreement borrowings increased to $7.2 billion as of March 31, 2025 from $6.6 billion as of December 31, 2024 as we used these funds to partially finance our purchases of Agency RMBS during the year. We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Liquidity and Capital Resources” within Item 2 and “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income (expense)	$17,133	$6,887	$(3,192)
Unrealized gain (loss) on investments, net	109,997	(223,225)	(70,024)
(Loss) gain on derivative instruments, net	(118,088)	276,670	124,635
Operating expenses, net	(12,118)	(9,246)	(11,301)
Preferred stock dividends	(1,923)	(1,923)	(1,923)
Net (loss) income to common shareholders	(4,999)	49,163	38,195
Other comprehensive income (loss)	19,390	(36,601)	(17,268)
Comprehensive income to common shareholders	$14,391	$12,562	$20,927
Net Interest Income for the Three Months Ended March 31, 2025 Compared to the Three Months Ended December 31, 2024
Net interest income and net interest spread improved for the three months ended March 31, 2025, compared to the three months ended December 31, 2024 due to having a larger portfolio of Agency RMBS with higher yields. In addition, our financing costs during the three months ended March 31, 2025 declined approximately 41 basis points compared to the three months ended December 31, 2024 as the first quarter of 2025 received the full benefit of the 0.25% reduction in the targeted Federal Funds rate implemented by the FOMC in both November and December of 2024.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31, 2025			December 31, 2024
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$90,075	$7,726,081	4.66%	$82,490	$7,181,923	4.59%
Agency CMBS	735	86,880	3.38%	760	100,308	2.96%
CMBS IO (5)	2,332	113,263	8.74%	2,605	122,097	8.00%
Mortgage loans	14	999	4.96%	19	1,082	6.23%
MBS and loans	93,156	$7,927,223	4.71%	85,874	7,405,410	4.63%
Cash equivalents	1,903			2,622
Total interest income	$95,059			$88,496

Repurchase agreement financing	(77,926)	6,842,485	(4.56)%	(81,609)	6,431,743	(4.97)%
Net interest income/spread	$17,133		0.15%	$6,887		(0.34)%
Net periodic interest (6)	10,851		0.64%	11,926		0.75%
Economic net interest income/spread (6)	$27,984		0.79%	$18,813		0.41%
(1)Average balance for assets is calculated as a simple average of the daily amortized cost and excludes securities pending settlement if applicable.
(2)Average balance for liabilities is calculated as a simple average of the daily borrowings outstanding during the period.
(3)Effective yield is calculated by dividing annualized interest income by the average balance of asset type outstanding during the reporting period. Unscheduled adjustments to premium/discount amortization/accretion, such as for prepayment compensation, are not annualized in this calculation.
(4)Financing cost is calculated by dividing annualized interest expense by the total average balance of borrowings outstanding during the period with an assumption of 360 days in a year.
(5)Includes Agency and non-Agency issued securities.
(6)Net periodic interest is the difference between the fixed interest rate we pay and the variable interest rate we receive on our interest rate swaps. It is a component of economic net interest income (expense), a non-GAAP measure. Please refer to the section below “Non-GAAP Financial Measures” for more information.

The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Three Months Ended
	March 31, 2025			December 31, 2024
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Income (1)	Average Balance	Implied Net Spread
TBAs	$4,785	$2,400,084	0.80%	$460	$2,193,888	0.08%

(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”

Net Interest Income for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Net interest income and net interest spread improved for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to the purchases of higher yielding Agency RMBS over the past year. In addition, our financing costs during the three months ended March 31, 2025 declined approximately 95 basis points compared to the three months ended March 31, 2024, due primarily to the interest rate cuts implemented by the FOMC since March 31, 2024.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31,
	2025			2024
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$90,075	$7,726,081	4.66%	$64,281	$5,938,131	4.33%
Agency CMBS	735	86,880	3.38%	925	119,286	3.04%
CMBS IO (5)	2,332	113,263	8.74%	2,654	160,261	6.28%
Mortgage loans	14	999	4.96%	22	1,773	4.86%
MBS and loans	$93,156	$7,927,223	4.71%	$67,882	$6,219,451	4.36%
Cash equivalents	1,903			3,643
Total interest income	$95,059			$71,525

Repurchase agreement financing	(77,926)	6,842,485	(4.56)%	(74,717)	5,365,575	(5.51)%
Net interest income (expense)/spread	$17,133		0.15%	$(3,192)		(1.15)%
Net periodic interest (6)	10,851		0.64%	—		—%
Economic net interest income (expense)/spread (6)	$27,984		0.79%	$(3,192)		(1.15)%
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
(6)Net periodic interest is the difference between the fixed interest rate we pay and the variable interest rate we receive on our interest rate swaps. It is a component of economic net interest income (expense), a non-GAAP measure. Please refer to the section below “Non-GAAP Financial Measures” for more information.
The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Three Months Ended
	March 31,
	2025			2024
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Expense(1)	Average Balance	Implied Net Spread
TBAs	$4,785	$2,400,084	0.80%	$(1,268)	$1,422,899	(0.35)%
(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”

Gains (Losses) on Investments and Derivative Instruments
During the three months ended March 31, 2025, the fair value of our investment portfolio increased $171.6 million primarily due to a decline of 36 basis points in the 10-year U.S. Treasury rate. These gains were mostly offset by net losses on our hedging portfolio of $(171.1) million (excluding $10.9 million of net periodic interest we earned from our interest rate swaps), as a result of the decline in 10-year and 30-year U.S. Treasury rates as well as SOFR rates across the curve.
During the three months ended December 31, 2024, longer-term U.S. Treasury rates and the SOFR swap curve rose higher, resulting in hedge gains on our U.S. Treasury futures and interest rate swaps totaling $337.3 million (excluding $11.9 million of net periodic interest we earned from our interest rate swaps). These gains were partially offset by net declines in the fair value of our investments of $(332.4) million due to an increase of 79 basis points in the 10-year U.S. Treasury rate and wider mortgage spreads.
During the three months ended March 31, 2024, the 10-year U.S. Treasury rate increased approximately 32 basis points which resulted in net gains of $139.8 million for our hedging portfolio. Though the increase in 32 basis point increase negatively impacted the fair value of our investment portfolio, these losses were partially buffered by modest spread tightening on some of our assets during the first quarter of 2024.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	March 31, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$109,260	$16,916	$126,176
Agency CMBS	—	110	1,126	1,236
CMBS IO	—	609	1,348	1,957
Mortgage loans	—	18	—	18
Subtotal	—	109,997	19,390	129,387
TBA securities (1)	17,323	24,851	—	42,174
Net gain on investments	$17,323	$134,848	$19,390	$171,561

Interest rate hedging portfolio:
U.S. Treasury futures	$(25,801)	$(18,546)	$—	$(44,347)
Interest rate swaps (2)	10,851	(127,577)	—	(116,726)
Interest rate swaptions	—	811	—	811
Net loss on interest rate hedges	$(14,950)	$(145,312)	$—	$(160,262)

Total net gain (loss)	$2,373	$(10,464)	$19,390	$11,299

	Three Months Ended
	December 31, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(222,544)	$(35,849)	$(258,393)
Agency CMBS	—	—	(1,242)	(1,242)
CMBS IO	—	(692)	490	(202)
Mortgage loans	—	11	—	11
Subtotal	—	(223,225)	(36,601)	(259,826)
TBA securities (1)	(49,385)	(23,158)	—	(72,543)
Net loss on investments	$(49,385)	$(246,383)	$(36,601)	$(332,369)

Interest rate hedging portfolio:
U.S. Treasury futures	$190,739	$(4,462)	$—	$186,277
Interest rate swaps (2)	11,926	151,010	—	162,936
Net gain on interest rate hedges	$202,665	$146,548	$—	$349,213

Total net gain (loss)	$153,280	$(99,835)	$(36,601)	$16,844

	Three Months Ended
	March 31, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(69,676)	$(17,377)	$(87,053)
Agency CMBS	—	(190)	(316)	(506)
CMBS IO	—	(194)	378	184
Mortgage loans	—	36	47	83
Subtotal	—	(70,024)	(17,268)	(87,292)
TBA securities (1)	32,114	(47,289)	—	(15,175)
Net gain (loss) on investments	$32,114	$(117,313)	$(17,268)	$(102,467)

Interest rate hedging portfolio:
U.S. Treasury futures	$(25,658)	$165,468	$—	$139,810
Net (loss) gain on interest rate hedges	$(25,658)	$165,468	$—	$139,810

Total net gain (loss)	$6,456	$48,155	$(17,268)	$37,343
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
2)Realized gain (loss) for interest rate swaps consists of net periodic interest benefit of $10.9 million for the three months ended March 31, 2025 and $11.9 million for the three months ended December 31, 2024. We did not hold any interest rate swap agreements during the three months ended March 31, 2024.
Operating Expenses
Operating expenses for the three months ended March 31, 2025, increased $2.9 million compared to the three months ended December 31, 2024 due to an increase in our accrual for bonus expense and higher stock-based compensation expense due to the immediate expensing of RSUs granted to a retirement eligible employee. Operating expenses for the three months ended March 31, 2025 increased $0.8 million compared to the three months ended March 31, 2024 due to an increase in our accrual for bonus expense and higher legal fees.

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
Reconciliations of each non-GAAP measure to certain GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	March 31, 2025	December 31, 2024
($s in thousands except per share data)
Comprehensive income to common shareholders (GAAP)	$14,391	$12,562
Less:
Change in fair value of investments (1)	(129,387)	259,826
Change in fair value of derivative instruments, net (2)	133,724	(264,285)
EAD to common shareholders (non-GAAP)	$18,728	$8,103
Average common shares outstanding	90,492,327	81,145,733
EAD per common share (non-GAAP)	$0.21	$0.10

Net interest income (GAAP)	$17,133	$6,887
Net periodic interest income earned from interest rate swaps	10,851	11,926
Economic net interest income (non-GAAP)	27,984	18,813
TBA drop income (3)	4,785	459
Total operating expenses	(12,118)	(9,246)
Preferred stock dividends	(1,923)	(1,923)
EAD to common shareholders (non-GAAP)	$18,728	$8,103

Net interest spread (GAAP)	0.15%	(0.34)%
Net periodic interest from interest rate swaps as a percentage of average repurchase borrowings	0.64%	0.75%
Economic net interest spread (non-GAAP)	0.79%	0.41%

(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)The following table reconciles “change in fair value of derivative instruments, net” to the “gain (loss) on derivative instruments, net” shown on the consolidated statements of comprehensive income.

	Three Months Ended
($s in thousands)	March 31, 2025	December 31, 2024
(Loss) gain on derivative instruments, net	$(118,088)	$276,670
Less:
TBA drop income	(4,785)	(459)
Net periodic interest income earned from interest rate swaps	(10,851)	(11,926)
Change in fair value of derivative instruments, net	$(133,724)	$264,285
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
During the three months ended March 31, 2025, we issued 17,604,999 shares of common stock through our ATM program, resulting in proceeds of $239.7 million, net of broker commissions and fees. We partially deployed these proceeds into Agency RMBS and to post initial margin requirements related to a larger hedge portfolio including interest rate swaps, swaptions, and U.S. Treasury futures.
Our liquidity fluctuates based on our investment activities, leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unencumbered Agency MBS, which are recognized as assets on our consolidated balance sheet. In our measure of liquidity, we also include the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Our liquidity as of March 31, 2025, was $789.9 million, which consisted of unrestricted cash of $327.4 million, unencumbered Agency MBS with a fair value of $450.3 million, and noncash collateral pledged by our counterparties of $12.2 million. Our liquidity as of December 31, 2024, was $658.3 million.
We continuously monitor our liquidity, especially with potential risk events on the horizon, such as tariff changes, potential GSE transition, uncertainty regarding Federal Reserve policy decisions, the size of the Federal Reserve’s balance sheet, quantitative tightening or easing measures, the frequent potential for a government shutdown, and the impact on global markets stemming from global central bank policies. We are also monitoring the wars and conflicts around the globe. We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds, which in turn have an impact on margin requirements. In performing these analyses, we will also consider the current state of the fixed-income markets and the repurchase agreement markets to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. We have not experienced any material changes in the terms of our repurchase agreements with our counterparties, and they have not indicated to us any concerns regarding access to liquidity.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 7.4 times shareholders’ equity as of March 31, 2025. We include 100% of the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
Repurchase Agreements
Leverage based solely on repurchase agreement amounts outstanding was 5.2 times shareholders’ equity as of March 31, 2025. Our repurchase agreement borrowings are uncommitted with terms renewable at the discretion of our lenders and generally have original terms to maturity of overnight to six months, though in some instances, we may enter into longer-dated maturities depending on market conditions. We seek to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker-dealer subsidiaries of regulated financial institutions or primary dealers.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2025	$7,234,723	$6,842,485	$7,234,723
December 31, 2024	6,563,120	6,431,743	6,568,805
September 30, 2024	6,423,890	5,943,805	6,461,475
June 30, 2024	5,494,428	5,410,282	5,529,856
March 31, 2024	5,284,708	5,365,575	5,469,434
December 31, 2023	5,381,104	5,168,821	5,381,354
September 30, 2023	5,002,230	4,773,435	5,037,440
June 30, 2023	4,201,901	3,447,406	4,203,788
March 31, 2023	2,937,124	2,713,481	2,959,263

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in the fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin or collateral. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of March 31, 2025, was consistent with prior periods, typically averaging less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. As of March 31, 2025, we had amounts outstanding under 27 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. We do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of March 31, 2025, and we are not aware of circumstances that could potentially result in our non-compliance in the near future.
Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in cash. As of March 31, 2025, we had cash collateral posted to our counterparties of $260.6 million under these agreements.
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
The following table provides details on the “net receipts (payments) on derivative instruments” shown on our consolidated statements of cash flows for the periods indicated:

	Three Months Ended
	March 31,
Cash received (paid) by instrument:	2025	2024
	($s in thousands)
Interest rate swaps:
Net variation margin paid	$(109,360)	$—
Net periodic interest (1)	—	—
	(109,360)	—
U.S. Treasury futures:
Net variation margin (paid) received	(11,482)	166,781
Paid upon maturity/termination	(25,801)	(25,658)
	(37,283)	141,123
TBA securities:
Received upon settlement	9,608	31,661

Net (payments) receipts on derivative instruments	$(137,035)	$172,784

(1)Net periodic interest from our effective interest rate swaps is recognized as income or expense during the period earned or incurred, but the cash is not received or paid until the anniversary of each agreement’s effective date or upon maturity.
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
We designate certain derivative instruments as interest rate hedges for tax purposes. Realized gains (losses) resulting from the difference in fair value and the amount of cash received or paid upon termination or maturity of designated derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are generally not recognized in REIT taxable income until future periods. Non-designated derivative instruments are included in GAAP earning and REIT taxable income in the same period the derivative instrument matures or is terminated by the Company. The table below provides the projected amortization of the Company's net deferred tax hedge gains that may be recognized as taxable income over the periods indicated, given conditions known as of March 31, 2025; however, uncertainty inherent in the forward interest rate curve makes future realized gains and losses difficult to estimate, and as such, these projections are subject to change for any given period.

Period of Recognition for Remaining Hedge Gains, Net	March 31, 2025
($ in thousands)
Fiscal year 2025	$100,144
Fiscal year 2026	100,421
Fiscal year 2027	95,831
Fiscal year 2028 and thereafter	422,642
$719,038

As of March 31, 2025, we also had $566.3 million in capital loss carryforwards, the majority of which will expire by December 31, 2028. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income, coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2025 or in any given year.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 of the Notes to the Consolidated Financial Statements contained within Part II, Item 8 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting estimates are defined as those that require management's most difficult, subjective, or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025

FORWARD-LOOKING STATEMENTS
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
Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:
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
•The impact of bank failures, potential new regulations, and the potential for other bank failures this year;
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
While it is not possible to identify all factors that may cause actual results to differ from historical results or any results expressed or implied by forward-looking statements or that may cause our projections, assumptions, expectations, or beliefs to change, some of those factors include the following:
•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q, especially those incorporated by reference into Part I, Item 1A, “Risk Factors,”
•our ability to find suitable reinvestment opportunities;
•changes in domestic economic conditions;
•geopolitical events, such as terrorism, war, or other military conflict, including increased uncertainty regarding the wars between Russia and Ukraine and between Israel and Hamas, and the related impact on macroeconomic conditions as a result of such conflict;
•tariffs that the U.S. imposes on trading partners or tariffs imposed on the U.S. from trading partners;
•global government policy changes and the ability or inability to react to rapidly changing global economic policies;
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

Regulation FD Disclosures
We routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website at www.dynexcapital.com/investors and our LinkedIn Page at www.linkedin.com/company/dynex-capital-inc. We use these channels for purposes of compliance with Regulation FD and as routine channels for distribution of important information. While not all of the information that we post to the investor relations page of our website or to our LinkedIn Page is of a material nature, some information could be deemed to be material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The web addresses are included in this Quarterly Report on Form 10-Q as textual references only and the information posted on these channels are not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC.

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
We continuously monitor market conditions, economic conditions, interest rates, and other market activity and adjust the composition of our investments and hedges throughout any given period. As such, the projections for changes in market value provided below are limited in usefulness because the modeling assumes no changes to the composition of our investment portfolio or hedging instruments as of the dates indicated. Changes in the types of our investments, the returns earned on these investments, future interest rates, credit spreads, the shape of the yield curve, the availability of financing, and/or the mix of our investments and financings, including derivative instruments, may cause actual results to differ significantly from the modeled results shown in the tables below.

Therefore, the modeled results shown in the tables below and all related disclosures constitute forward-looking statements.
Management evaluates changes in interest rate curves to manage portfolio interest rate risk and the market value of its investments and common equity. Because interest rates do not typically move in a parallel fashion from period to period (as can be seen by the graph for U.S. Treasury rates in Item 2, “Executive Overview”), the tables below show the projected sensitivity of our financial instruments and equity to both parallel and non-parallel shifts in market interest rates.

	March 31, 2025
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.2%	27.5%	1.8%	15.2%	(2.0)%	(17.0)%	(4.1)%	(35.1)%
CMBS/ CMBS IO	0.1%	0.8%	—%	0.4%	—%	(0.4)%	(0.1)%	(0.8)%
TBAs	1.2%	10.5%	0.7%	5.8%	(0.7)%	(6.4)%	(1.5)%	(13.1)%
Interest rate hedges	(5.4)%	(46.4)%	(2.6)%	(22.8)%	2.5%	21.6%	4.9%	42.8%
Total	(0.9)%	(7.7)%	(0.2)%	(1.5)%	(0.3)%	(2.2)%	(0.7)%	(6.1)%

	December 31, 2024
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.6%	33.0%	1.9%	17.4%	(2.0)%	(18.3)%	(4.1)%	(37.1)%
CMBS/ CMBS IO	0.1%	0.8%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.8)%
TBAs	1.0%	9.6%	0.6%	5.3%	(0.7)%	(6.0)%	(1.3)%	(12.2)%
Interest rate hedges	(5.0)%	(46.2)%	(2.5)%	(22.6)%	2.3%	21.2%	4.6%	41.9%
Total	(0.3)%	(2.8)%	—%	0.4%	(0.4)%	(3.4)%	(0.9)%	(8.2)%

				March 31, 2025		December 31, 2024
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.2)%	(1.6)%	(0.3)%	(2.5)%
		+50	+100	(0.6)%	(5.1)%	(0.7)%	(6.6)%
	Flattening	+50	+25	(0.2)%	(1.6)%	(0.3)%	(2.5)%
		+100	+50	(0.4)%	(3.2)%	(0.5)%	(4.9)%
Bullish	Steepening	-25	+0	0.1%	0.9%	0.1%	1.4%
		-50	-10	0.2%	1.5%	0.3%	2.6%
		-75	-25	0.2%	1.7%	0.4%	3.6%
	Flattening	+0	-25	(0.1)%	(1.0)%	—%	(0.4)%
		-10	-50	(0.3)%	(2.5)%	(0.1)%	(1.1)%
		-25	-75	(0.6)%	(5.5)%	(0.3)%	(3.0)%
(1)Includes changes in market value of our investments and derivative instruments, including TBA securities, but excludes changes in market value of our financings which are not carried at fair value on our balance sheet due to their short-term maturities. The projections for market value do not assume any change in credit spreads.

Spread Risk
Spread risk is the risk of loss from an increase in the market spread between the yield on an investment versus its benchmark index. Changes in market spreads represent the market's valuation of the perceived riskiness of an asset relative to risk-free rates. Widening spreads reduce the market value of our investments as market participants require additional yield to hold riskier assets. Market spreads could change based on macroeconomic or systemic factors as well as the factors specific to a particular security, such as prepayment performance or credit performance. Other factors that could impact credit spreads include technical issues, such as supply and demand for a particular type of security or Federal Reserve monetary policy. We do not hedge spread risk given the cost and complexity of hedging credit spreads and, in our opinion, the lack of liquid instruments available to use as hedges.
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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	March 31, 2025		December 31, 2024
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(9.5)%	(1.1)%	(10.4)%
+10	(0.6)%	(4.8)%	(0.6)%	(5.2)%
-10	0.6%	4.8%	0.6%	5.2%
-20/-50 (2)	1.1%	9.5%	1.1%	10.4%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Other Market Risks
In addition to the risks discussed above, we are also subject to prepayment risk, credit risk, liquidity risk, and reinvestment risk. We have not experienced any material changes in these risks during the first quarter of 2025. Please refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks,” in our 2024 Form 10-K for further discussion.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our co-principal executive officers and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in total, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2024 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
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

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended March 31, 2025. Employees forfeited 59,146 common shares to cover payroll tax withholding on share-based compensation that vested during the three months ended March 31, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended March 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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

4.3
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.3 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2024).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	April 30, 2025	/s/ Byron L. Boston
Byron L. Boston
Co-Chief Executive Officer and Chairman of the Board
(Co-Principal Executive Officer)

Date:	April 30, 2025	/s/ Smriti L. Popenoe
Smriti L. Popenoe
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date:	April 30, 2025	/s/ Robert S. Colligan
Robert S. Colligan
Chief Financial Officer, Chief Operating Officer, and Secretary
(Principal Financial Officer)