Form 10-Q
period 2025-06-30
DYNEX CAPITAL INC
filed 2025-07-28
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

On July 23, 2025, the registrant had 129,912,157 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Cash and cash equivalents	$387,520	$377,099
Cash collateral posted to counterparties	318,317	244,440
Mortgage-backed securities (including pledged of $9,066,756 and $6,893,629, respectively), at fair value	10,510,006	7,512,087
Due from counterparties	12,349	10,445
Derivative assets	31,816	133
Accrued interest receivable	43,309	32,841
Other assets	7,948	7,534
Total assets	$11,311,265	$8,184,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$8,600,143	$6,563,120
Due to counterparties	976,506	341,924
Derivative liabilities	31	22,814
Cash collateral posted by counterparties	29,323	—
Accrued interest payable	60,855	44,672
Accrued dividends payable	26,125	16,501
Other liabilities	8,289	10,612
Total liabilities	9,701,272	6,999,643

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 360,000,000 shares authorized; 125,358,375 and 84,491,800 shares issued and outstanding, respectively	1,253	845
Additional paid-in capital	2,268,143	1,742,471
Accumulated other comprehensive loss	(149,035)	(172,489)
Accumulated deficit	(618,211)	(493,734)
Total shareholders’ equity	1,609,993	1,184,936
Total liabilities and shareholders’ equity	$11,311,265	$8,184,579
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
($s in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME (EXPENSE)
Interest income	$111,746	$76,054	$206,805	$147,580
Interest expense	(88,618)	(74,767)	(166,545)	(149,484)
Net interest income (expense)	23,128	1,287	40,260	(1,904)

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	—	(1,506)	—	(1,506)
Unrealized gain (loss) on investments, net	33,652	(41,977)	143,649	(112,001)
(Loss) gain on derivative instruments, net	(58,093)	41,135	(176,181)	165,771
Total other (loss) gains, net	(24,441)	(2,348)	(32,532)	52,264

EXPENSES
Compensation and benefits	(8,013)	(3,284)	(15,931)	(10,461)
Other general and administrative	(3,900)	(3,358)	(7,745)	(7,062)
Other operating expenses	(380)	(601)	(734)	(1,022)
Total operating expenses	(12,293)	(7,243)	(24,410)	(18,545)

Net (loss) income	(13,606)	(8,304)	(16,682)	31,815
Preferred stock dividends	(2,680)	(1,923)	(4,603)	(3,847)
Net (loss) income to common shareholders	$(16,286)	$(10,227)	$(21,285)	$27,968

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net	$4,064	$(1,786)	$23,454	$(19,054)
Total other comprehensive income (loss)	4,064	(1,786)	23,454	(19,054)
Comprehensive (loss) income to common shareholders	$(12,222)	$(12,013)	$2,169	$8,914

Weighted average common shares-basic	113,177,331	66,954,870	101,897,495	63,003,545
Weighted average common shares-diluted	113,177,331	66,954,870	101,897,495	63,913,156
Net (loss) income per common share-basic	$(0.14)	$(0.15)	$(0.21)	$0.44
Net (loss) income per common share-diluted	$(0.14)	$(0.15)	$(0.21)	$0.44
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($s in thousands)

For the Three and Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance as of March 31, 2025	4,460,000	$107,843	102,226,355	$1,022	$1,982,781	$(153,099)	$(542,632)	$1,395,915
Stock issuance	—	—	23,107,769	231	281,918	—	—	282,149
Restricted stock granted, net of amortization	—	—	—	—	115	—	—	115
Other share-based compensation, net of amortization	—	—	24,251	—	3,371	—	—	3,371
Stock issuance costs	—	—	—	—	(42)	—	—	(42)
Net loss	—	—	—	—	—	—	(13,606)	(13,606)
Dividends on preferred stock	—	—	—	—	—	—	(2,680)	(2,680)
Dividends on common stock	—	—	—	—	—	—	(59,293)	(59,293)
Other comprehensive income	—	—	—	—	—	4,064	—	4,064
Balance as of June 30, 2025	4,460,000	$107,843	125,358,375	$1,253	$2,268,143	$(149,035)	$(618,211)	$1,609,993

Balance as of December 31, 2024	4,460,000	$107,843	84,491,800	$845	$1,742,471	$(172,489)	$(493,734)	$1,184,936
Stock issuance	—	—	40,712,768	407	521,400	—	—	521,807
Restricted stock granted, net of amortization	—	—	—	—	305	—	—	305
Other share-based compensation, net of amortization	—	—	212,953	2	5,208	—	—	5,210
Adjustments for tax withholding on share-based compensation	—	—	(59,146)	(1)	(1,180)	—	—	(1,181)
Stock issuance costs	—	—	—	—	(61)	—	—	(61)
Net loss	—	—	—	—	—	—	(16,682)	(16,682)
Dividends on preferred stock	—	—	—	—	—	—	(4,603)	(4,603)
Dividends on common stock	—	—	—	—	—	—	(103,192)	(103,192)
Other comprehensive income	—	—	—	—	—	23,454	—	23,454
Balance as of June 30, 2025	4,460,000	$107,843	125,358,375	$1,253	$2,268,143	$(149,035)	$(618,211)	$1,609,993

For the Three and Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	4,460,000	$107,843	64,160,931	$641	$1,494,893	$(175,770)	$(469,075)	$958,532
Stock issuance	—	—	10,508,777	105	124,739	—	—	124,844
Restricted stock granted, net of amortization	—	—	38,068	1	190	—	—	191
Other share-based compensation, net of amortization	—	—	—	—	724	—	—	724
Stock issuance costs	—	—	—	—	(191)	—	—	(191)
Net loss	—	—	—	—	—	—	(8,304)	(8,304)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(26,824)	(26,824)
Other comprehensive loss	—	—	—	—	—	(1,786)	—	(1,786)
Balance as of June 30, 2024	4,460,000	$107,843	74,707,776	$747	$1,620,355	$(177,556)	$(506,126)	$1,045,263

Balance as of December 31, 2023	4,460,000	$107,843	57,038,247	$570	$1,404,431	$(158,502)	$(483,607)	$870,735
Stock issuance	—	—	17,516,225	175	211,475	—	—	211,650
Restricted stock granted, net of amortization	—	—	84,612	1	700	—	—	701
Other share-based compensation, net of amortization	—	—	111,245	1	4,483	—	—	4,484
Adjustments for tax withholding on share-based compensation	—	—	(42,553)	—	(527)	—	—	(527)
Stock issuance costs	—	—	—	—	(207)	—	—	(207)
Net income	—	—	—	—	—	—	31,815	31,815
Dividends on preferred stock	—	—	—	—	—	—	(3,847)	(3,847)
Dividends on common stock	—	—	—	—	—	—	(50,487)	(50,487)
Other comprehensive loss	—	—	—	—	—	(19,054)	—	(19,054)
Balance as of June 30, 2024	4,460,000	$107,843	74,707,776	$747	$1,620,355	$(177,556)	$(506,126)	$1,045,263
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($s in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net (loss) income	$(16,682)	$31,815
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Realized loss on sales of investments, net	—	1,506
Unrealized (gain) loss on investments, net	(143,649)	112,001
Loss (gain) on derivative instruments, net	176,181	(165,771)
Amortization of investment premiums, net	14,362	26,483
Other amortization and depreciation	1,012	925
Share-based compensation expense	5,515	5,184
(Increase) decrease in accrued interest receivable	(10,468)	404
Increase in accrued interest payable	16,183	1,373
Change in other assets and liabilities, net	(4,212)	(12,415)
Net cash provided by operating activities	38,242	1,505
Investing activities:
Purchases of investments	(2,629,521)	(501,921)
Principal payments received on trading securities	307,342	186,048
Principal payments received on available-for-sale investments	80,416	37,948
Proceeds from sales of trading securities	—	13,782
Principal payments received on mortgage loans held for investment	124	441
Net (payments) receipts on derivative instruments	(201,106)	187,635
Increase (decrease) in cash collateral posted by counterparties	29,323	(26,618)
Net cash used in investing activities	(2,413,422)	(102,685)
Financing activities:
Borrowings under repurchase agreements	57,143,834	27,001,079
Repayments of repurchase agreement borrowings	(55,106,811)	(26,887,755)
Proceeds from issuance of common stock	521,807	211,650
Payments related to tax withholding for share-based compensation	(1,181)	(527)
Dividends paid	(98,171)	(51,868)
Net cash provided by financing activities	2,459,478	272,579

Net increase in cash, including cash posted to counterparties	84,298	171,399
Cash including cash posted to counterparties at beginning of period	621,539	237,864
Cash including cash posted to counterparties at end of period	$705,837	$409,263

Supplemental Disclosure of Cash Activity:
Cash paid for interest	$150,362	$148,111
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. The Company is an internally managed mortgage real estate investment trust, or mortgage REIT, which primarily earns income from investing on a leveraged basis in Agency mortgage-backed securities (“Agency MBS”) and in to-be-announced securities (“TBAs” or “TBA securities”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac, which are in conservatorship and are currently supported by a senior preferred stock purchase agreement from the U.S. Treasury. As of June 30, 2025, the majority of the Company’s Agency MBS are secured by residential real property (“Agency RMBS”). The remainder of the Company’s investments are in Agency commercial MBS (“Agency CMBS”) and in both Agency and non-Agency CMBS interest-only (“CMBS IO”). Non-Agency MBS do not have a GSE guaranty of principal or interest payments.
Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2025. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimate used by management relates to the fair value measurement of its investments, including TBA securities accounted for as derivative instruments, which is discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of June 30, 2025.

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
The Company currently has restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Restricted stock awards issued under the Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock issued under the 2020 Plan are eligible to receive non-forfeitable dividends. Holders of RSUs and PSUs accrue forfeitable dividend equivalent rights over the period outstanding, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved, as applicable. As such, RSUs and PSUs are excluded from the computation of basic net income per common share but are included in the computation of diluted net income per common share unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”). Upon vesting, restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share or unit becomes one unrestricted share of common stock and is included in the computation of basic net income per common share.
Because the Company’s Series C Preferred Stock is redeemable at the Company’s option for cash only and convertible into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIC of the Company’s Restated Articles of Incorporation, as amended, the effect of those shares and their related dividends are excluded from the calculation of diluted net income per common share for the periods presented.

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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheets presented herein that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the six months ended June 30, 2025:

($s in thousands)	June 30, 2025
Cash and cash equivalents	$387,520
Cash collateral posted to counterparties	318,317
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$705,837

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

Repurchase Agreements
The Company’s repurchase agreements are used to finance its purchases of MBS. The Company pledges its securities as collateral to secure a loan, which is equal to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. Pursuant to Accounting Standards Codification (“ASC”) Topic 860, the Company accounts for repurchase agreements as collateralized

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. The interest rates the Company pays for these borrowings are based on a spread added to the Secured Overnight Funding Rate (“SOFR”). At the maturity of a repurchase agreement borrowing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender, or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. The repurchase facilities available to the Company are uncommitted with no guarantee of renewal.

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
The Company’s short positions in U.S. Treasury futures contracts are centrally cleared through the Chicago Mercantile Exchange (“CME”), which requires the Company to post initial margin as determined by the CME. Daily variation margin is exchanged, typically in cash, for the changes in the fair value of the futures contracts, which is treated as legal settlement of the exposure under the related futures contracts as opposed to a pledge of collateral. The effect of these legal settlements reduces what would have otherwise been reported as the fair value of the futures contracts, generally to $0. The margin requirement varies based on the market value of the open positions and the equity retained in the account. Any margin excess or deficit outstanding is recorded as a receivable or payable within “due from/to counterparties” as of the date of the Company’s consolidated balance sheets. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract.
The Company’s interest rate swaps are pay-fixed, which involve the receipt of variable-rate amounts based on SOFR from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The net periodic interest benefit (cost) is recorded in the period earned (incurred) in “gain (loss) on derivative instruments, net”, but the net receipt (payment) of cash is exchanged annually, typically on the anniversary of each agreement’s effective date. Like the Company’s U.S. Treasury futures, interest rate swap agreements are centrally cleared through the CME with requirements to post initial margin and to exchange daily variation margin amounts, which are treated as legal settlements of the agreements. Any margin excess or deficit outstanding is recorded as a receivable or payable within “due from/to counterparties” as of the date of the Company’s consolidated balance sheets.
The Company’s interest rate swaptions are SOFR-based and provide the Company the right, but not the obligation, to enter into an interest rate swap at a predetermined notional amount with a stated term and pay and receive rates in the future. These agreements are entered into directly with a counterparty (a “bilateral contract”) with whom we may exchange margin collateral. Because these agreements are not centrally cleared, the Company has exposure to counterparty risk. The Company records the premium it will pay for the swaption as a derivative asset on its consolidated balance sheet and adjusts the balance for changes in fair value through “gain (loss) on derivative instruments” until the swaption is exercised or the contract expires. If the swaption expires unexercised, the realized loss is limited to the premium paid. If exercised, the realized gain or loss on the swaptions is equal to the difference between the fair value of the underlying interest rate swap and the premium paid.
The Company may also use options on U.S. Treasury futures, and the accounting for these instruments is similar to its interest rate swaptions.
The Company purchases TBA securities as a means of investing in non-specified fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its exposure to Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a non-specified Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

date. The Company accounts for long and short positions in Agency RMBS TBAs as derivative instruments in accordance with ASC 815 because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS or that the individual TBA transaction will settle in the shortest time period possible.
Please refer to Note 5 for additional information regarding the Company’s derivative instruments as well as Note 6 for information on how the fair value of these instruments is calculated.

Share-Based Compensation
The Company’s Board of Directors adopted the 2025 Stock and Incentive Plan (the “2025 Plan”), which was approved by the Company’s shareholders on May 20, 2025. The 2025 Plan, which replaced the Company’s 2020 Plan, reserves for issuance up to 12,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, RSUs, stock appreciation rights, PSU, and performance-based cash awards (collectively, “awards”). Awards previously granted under the 2020 Plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2020 Plan. As of June 30, 2025, there were 11,382,492 common shares remaining available for issuance under the 2025 Plan.
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
The Company also has PSUs issued and outstanding which contain Company performance-based and market performance-based conditions. PSUs subject to Company performance-based conditions are initially recognized as equity at their fair value which is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is recognized as expense using the straight-line method until the earlier of the vesting date specified within each award or the date the employee becomes eligible for retirement. Adjustments are made, if necessary, based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis. PSUs subject to market performance-based conditions are recognized as equity at their grant date fair value determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return (“TSR”) relative to the common stock TSR of the group of peer companies specified in the award agreement. Awards subject to market performance-based conditions are not assessed for probability of achievement and are not remeasured subsequent to issuance. The grant date fair value is recognized as expense using the straight-line method until the earlier of the vesting date specified within each award or the date the employee becomes eligible for retirement, even if the market performance-based conditions are not achieved. The Company no longer has any market performance-based PSUs outstanding as of June 30, 2025.
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

Contingencies
The Company did not have any pending lawsuits, claims, or other contingencies as of June 30, 2025 or December 31, 2024.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements
The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the six months ended June 30, 2025, that are expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2025	2024	2025	2024
Weighted average number of common shares outstanding - basic	113,177,331	66,954,870	101,897,495	63,003,545
Incremental common shares-unvested RSUs	—	—	—	460,118
Incremental common shares-unvested PSUs	—	—	—	449,493
Weighted average number of common shares outstanding - diluted	113,177,331	66,954,870	101,897,495	63,913,156

Net (loss) income to common shareholders	$(16,286)	$(10,227)	$(21,285)	$27,968
Net (loss) income per common share-basic	$(0.14)	$(0.15)	$(0.21)	$0.44
Net (loss) income per common share-diluted	$(0.14)	$(0.15)	$(0.21)	$0.44
The calculation of diluted net loss per common share for the three and six months ended June 30, 2025 and for the three months ended June 30, 2024 excludes unvested RSUs and PSUs of 687,571, 651,200, and 1,110,206, respectively, which would have been anti-dilutive for the period.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	June 30, 2025
($s in thousands)	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$9,378,244	$418,282	$33,288	$9,829,814
Gross unrealized gain	61,940	4,389	3	66,332
Gross unrealized loss	(149,501)	(13)	(1,427)	(150,941)
Fair value through net income	$9,290,683	$422,658	$31,864	$9,745,205

Measured at fair value through OCI:
Amortized cost	$792,854	$52,601	$68,381	$913,836
Gross unrealized gain	—	18	2,723	2,741
Gross unrealized loss	(146,703)	(2,850)	(2,223)	(151,776)
Fair value through OCI	$646,151	$49,769	$68,881	$764,801

Total	$9,936,834	$472,427	$100,745	$10,510,006

	December 31, 2024
	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$6,868,095	$—	$35,737	$6,903,832
Gross unrealized gain	11,081	—	—	11,081
Gross unrealized loss	(237,004)	—	(2,348)	(239,352)
Fair value through net income	$6,642,172	$—	$33,389	$6,675,561

Measured at fair value through OCI:
Amortized cost	$827,314	$99,848	$81,854	$1,009,016
Gross unrealized gain	—	3	3,280	3,283
Gross unrealized loss	(167,248)	(4,388)	(4,137)	(175,773)
Fair value through OCI	$660,066	$95,463	$80,997	$836,526

Total	$7,302,238	$95,463	$114,386	$7,512,087

(1) The notional balance for Agency CMBS IO and non-Agency CMBS IO was $5,366,027 and $1,437,798, respectively, as of June 30, 2025, and $6,196,778 and $2,450,398, respectively, as of December 31, 2024.

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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2025	2024	2025	2024
Agency RMBS	$29,102	$(43,705)	$138,362	$(113,381)
Agency CMBS	4,266	1,263	4,376	1,073
CMBS IO	315	351	924	157
Other investments	(31)	114	(13)	150
Unrealized gain (loss) on investments, net	$33,652	$(41,977)	$143,649	$(112,001)

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2025	2024	2025	2024
Realized losses on sales of MBS - FVO	$—	$(1,506)	$—	$(1,506)
Total realized loss on sales of investments, net	$—	$(1,506)	$—	$(1,506)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	June 30, 2025			December 31, 2024
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$—	$—	—	$920	$(3)	3
Non-Agency MBS	826	(19)	3	823	(73)	2

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$748,866	$(151,692)	58	$814,443	$(175,497)	65
Non-Agency MBS	2,509	(65)	5	6,097	(200)	10

The unrealized loss positions on the Company’s MBS designated as AFS as of June 30, 2025 and December 31, 2024 were the result of higher interest rates and wider spreads to U.S. Treasuries versus at the time of purchase. The unrealized loss positions are not credit related; therefore, the Company did not record an allowance for credit losses as of June 30, 2025 or December 31, 2024. The Company has the ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – REPURCHASE AGREEMENTS
The Company’s repurchase agreements outstanding as of June 30, 2025 and December 31, 2024 are summarized in the following tables:

	June 30, 2025			December 31, 2024
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
($s in thousands)
Agency RMBS	$8,236,132	4.46%	$8,679,237	$6,368,457	4.79%	$6,689,336
Agency CMBS	275,298	4.48%	290,138	90,717	4.78%	95,071
Agency CMBS IO	84,326	4.82%	92,622	96,146	5.18%	101,165
Non-Agency CMBS IO	4,387	5.22%	4,759	7,800	5.52%	8,057
Total	$8,600,143	4.47%	$9,066,756	$6,563,120	4.80%	$6,893,629
The Company had borrowings outstanding under 27 different repurchase agreements as of June 30, 2025, and its equity at risk did not exceed 10% with any counterparty as of that date. The Company also had $939 million recorded as a payable within “due to counterparties” for transactions pending settlement as of June 30, 2025 and $342 million as of December 31, 2024.
The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2025			December 31, 2024
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$7,037,298	4.49%	67	$1,742,440	4.83%	68
30 to 90 days	—	—%	—	4,820,680	4.78%	83
91 to 180 days	1,562,845	4.37%	184	—	—%	—
Total	$8,600,143	4.47%	88	$6,563,120	4.80%	79

The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $61 million as of June 30, 2025 from $45 million as of December 31, 2024.
The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of June 30, 2025.
The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

presented them on a net basis as of June 30, 2025 and December 31, 2024:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2025:
Repurchase agreements	$8,600,143	$—	$8,600,143	$(8,600,143)	$—	$—

December 31, 2024:
Repurchase agreements	$6,563,120	$—	$6,563,120	$(6,563,120)	$—	$—
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
TBA Transactions. The Company purchases TBA securities as a means of investing in non-specified fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its exposure to Agency RMBS. The Company holds long or short positions in Agency RMBS TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased (or sold) for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month. This discount, often referred to as “drop income” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. The Company accounts for Agency RMBS TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because it cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest period possible.
The table below provides detail of the Company’s gain and losses by type of derivative instrument for the

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2025	2024	2025	2024
($s in thousands)
U.S. Treasury futures	$6,320	$64,210	$(38,027)	$204,021
Interest rate swaps	(72,203)	(90)	(188,930)	(90)
Interest rate swaptions	182	—	993	—
TBA securities	7,608	(22,985)	49,783	(38,160)
(Loss) gain on derivative instruments, net	$(58,093)	$41,135	$(176,181)	$165,771
The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2025	December 31, 2024
($s in thousands)
Interest rate swaptions	Derivative assets	Economic hedging	$993	$—
TBA securities	Derivative assets	Investing	30,823	133
Total derivatives assets			$31,816	$133

TBA securities	Derivative liabilities	Investing	$31	$22,814
Total derivatives liabilities			$31	$22,814
The table below presents information regarding the long positions in SOFR-based interest rate swaptions held by the Company as of June 30, 2025, for which the Company had posted $2 million in variation margin. The Company did not hold any interest rate swaptions as of December 31, 2024.

	June 30, 2025
	Option			Underlying Receiver Swap
	Cost Basis	Fair Value	Carrying Value	Notional Amount	Average Fixed Receive Rate	Average Term
($s in thousands)
1-2 year interest rate swaption	$7,975	$8,968	$993	$500,000	3.25%	5 years

Because the daily margin exchanged for the Company’s U.S. Treasury futures and interest rate swaps are considered legal settlement of the derivative as opposed to a pledge of collateral, these instruments have a carrying value of $0 on the Company’s consolidated balance sheets. The Company’s U.S. Treasury futures excluding the recognition of variation margin settlements were in a net liability position of $(69) million as of June 30, 2025 and a net asset position of $1 million as of December 31, 2024, and its interest rate swaps were in a net liability position of $(36) million as of June 30, 2025 and net asset position of $153 million as of December 31, 2024. The amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures and its interest rate swaps was $315 million as of June 30, 2025 and $219 million as of December 31, 2024, which was recorded within “cash collateral posted to counterparties.” The Company had a margin payable of $38 million as of June 30, 2025, which was recorded within “due to counterparties”, and a margin receivable of $10 million as of December 31, 2024, which was recorded within “due from counterparties.”

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information regarding the short positions in SOFR-based interest rate swaps the Company held as of the dates indicated:

	June 30, 2025		December 31, 2024
Interest Rate Swaps - Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Notional Amount	Weighted Average Fixed Pay Rate
($s in thousands)
4-5 years fixed pay swap	$(1,275,000)	3.42%	$(1,275,000)	3.42%
5-6 years fixed pay swap	(10,000)	4.15%	—	—%
6-7 years fixed pay swap	(3,750,000)	3.67%	(3,085,000)	3.61%
9-10 years fixed pay swap	(1,875,000)	3.93%	(1,025,000)	3.83%
10-15 years fixed pay swap	(250,000)	3.73%	—	—%
	$(7,160,000)	3.70%	$(5,385,000)	3.61%
The table below presents information regarding the notional amounts of the short positions in U.S. Treasury futures held by the Company as of the dates indicated:

U.S. Treasury Futures	June 30, 2025	December 31, 2024
($s in thousands)
30-year U.S. Treasury futures	$(953,500)	$(516,500)
10-year U.S. Treasury futures	(1,521,500)	(735,000)
	$(2,475,000)	$(1,251,500)
The following table summarizes information about the notional amounts of the Company's long positions in TBA securities as of the dates indicated:

TBA securities	June 30, 2025	December 31, 2024
($s in thousands)
Implied market value (1)	$3,682,818	$2,318,392
Implied cost basis (2)	3,652,026	2,341,073
Net carrying value (3)	$30,792	$(22,681)
(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the dates indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the dates indicated.
(3) Net carrying value represents the difference between the implied market value and the implied cost basis of the Company’s TBA securities as of the dates indicated. The total shown is the net amount included on the consolidated balance sheets as derivative assets of $30,823 and derivative liabilities of $31 as of June 30, 2025 and $133 and $22,814, respectively, as of December 31, 2024.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Volume of Activity
The table below summarizes changes in the Company’s derivative instruments for the six months ended June 30, 2025:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(1,251,500)	$(5,566,500)	$4,343,000	$(2,475,000)
Interest rate swaps	(5,385,000)	(1,775,000)	—	(7,160,000)
Interest rate swaptions	—	500,000	—	500,000
TBA securities	2,419,000	20,650,000	(19,267,000)	3,802,000

Offsetting
The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2025 and December 31, 2024:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2025
Interest rate swaptions	$993	$—	$993	$—	$—	$993
TBA securities	30,823	—	30,823	(8)	(21,389)	9,426
Derivative assets	$31,816	$—	$31,816	$(8)	$(21,389)	$10,419
December 31, 2024
TBA securities	$133	$—	$133	$(133)	$—	$—
Derivative assets	$133	$—	$133	$(133)	$—	$—

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2025
TBA securities	$31	$—	$31	$(8)	$—	$23
Derivative liabilities	$31	$—	$31	$(8)	$—	$23

December 31, 2024
TBA securities	$22,814	$—	$22,814	$(133)	$(21,308)	$1,373
Derivative liabilities	$22,814	$—	$22,814	$(133)	$(21,308)	$1,373
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($s in thousands)	June 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
MBS	$10,510,006	$—	$10,510,006	$—	$7,512,087	$—	$7,512,087	$—
TBA securities (1)	30,823	—	30,823	—	133	—	133	—
Interest rate swaptions	993	—	993	—	—	—	—	—
Mortgage loans (2)	1,028	—	—	1,028	1,130	—	—	1,130
Total assets carried at fair value	$10,542,850	$—	$10,541,822	$1,028	$7,513,350	$—	$7,512,220	$1,130

Liabilities:
TBA securities (1)	$31	$—	$31	$—	$22,814	$—	$22,814	$—
Total liabilities carried at fair value	$31	$—	$31	$—	$22,814	$—	$22,814	$—
(1)TBA securities are reflected on consolidated balance sheets within “derivative assets” and “derivative liabilities” at their implied fair value, net of implied cost basis. Please refer to Note 5 for additional information.
(2)Mortgage loans are included within “other assets” on the consolidated balance sheets.
As of June 30, 2025, the fair value measurements for the Company’s TBA securities and its MBS are considered Level 2 because there are substantially similar securities actively trading or for which there has been recent trading activity in their respective markets. Fair value for Agency MBS and Agency RMBS TBA securities is based on prices received from an independent third-party pricing service. In valuing a security, the pricing service primarily uses a market approach, which uses observable prices and other relevant information that is generated by market transactions of identical or similar securities, but may use an income approach, which uses valuation techniques such as discounted cash flow modeling. Examples of the observable inputs and assumptions used in the valuation techniques include market interest rates, credit spreads, and projected prepayment speeds, among other things. The Company reviews the prices it receives from the pricing service for reasonableness using broker quotes as well as other third-party pricing services.
As of June 30, 2025, the Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans are considered Level 3 because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10% in measuring the fair value of its Level 3 assets as of June 30, 2025 and as of December 31, 2024.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The table above excludes financial instruments reported at cost. As of June 30, 2025 and December 31, 2024, the cost of the Company’s repurchase agreements approximated fair value. Given their short-term nature (less than one year) and the interest rates on outstanding amounts, which largely correspond to prevailing rates observed in the repurchase agreement market, their inputs are considered Level 2.

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of June 30, 2025. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. As of April 15, 2025, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. In addition, the Series C Preferred Stock will now pay a quarterly cumulative cash dividend at a percentage of its $25.00 liquidation value per share equal to 3-month term SOFR plus the statutorily prescribed tenor spread adjustment of 0.26161% in addition to the spread pursuant to the terms of the Series C Preferred Stock of 5.461% for a total spread of 5.723%. The Company paid a quarterly dividend of $0.62395 per share of Series C Preferred Stock on July 15, 2025 to shareholders of record as of July 1, 2025.
Common Stock. During the six months ended June 30, 2025, the Company issued 40,712,768 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $522 million, net of broker commissions and fees. The Company declared monthly dividends on its common stock totaling $0.51 for the three months ended June 30, 2025. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, management’s view on long-term returns, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Six Months Ended
	June 30,
	2025		2024
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	93,595	$12.78	104,282	$12.61
Granted	—	—	65,668	12.56
Vested	(66,860)	12.96	(76,355)	12.37
Awards outstanding, end of period	26,735	$12.34	93,595	$12.78

Target RSUs: (1)
Awards outstanding, beginning of period	463,070	$12.64	394,497	$13.06
Granted	399,096	12.78	214,755	12.50
Vested	(150,199)	12.63	(68,896)	14.42
Awards outstanding, end of period	711,967	$12.72	540,356	$12.66

Target PSUs: (2)
Awards outstanding, beginning of period	482,409	$12.32	276,866	$13.17
Granted	371,282	12.05	322,132	12.50
Vested	—	—	—	—
Awards outstanding, end of period	853,691	$12.20	598,998	$12.81
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

The restricted stock awards that vested during the six months ended June 30, 2025 were all granted to employees except for 38,068 granted to the Company’s non-employee members of its Board of Directors. Restricted stock granted to employees generally vests in equal installments over a period of 3 years.
RSUs vest in equal installments over a period of 3 years. PSUs cliff vest based on performance results measured over a period of 3 years. The Company expects 101% of the remaining target PSUs outstanding as of June 30, 2025 will be settled on their vesting dates.
The Company has DERs accrued for RSUs and PSUs of $1 million and $1 million, respectively, as of June 30, 2025 and as of December 31, 2024, which are included on the Company’s consolidated balance sheet within “accrued dividends payable.”
Total share-based compensation expense recognized by the Company for the three and six months ended June 30, 2025 was $3 million and $6 million compared to $1 million and $5 million for the three and six months

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ended June 30, 2024. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of June 30, 2025, which will be amortized over the period disclosed:

	June 30, 2025
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$258	1.4 years
RSUs	5,387	2.0 years
PSUs	3,885	2.1 years
Total	$9,530	2.0 years

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

From year end 2024 to June 30, 2025, interest rates across the U.S. Treasury curve were mostly lower, and from March 31, 2025 to June 30, 2025, the U.S. 10-year U.S. Treasury rate and U.S. Federal Funds rate were essentially flat, but spreads were slightly wider. In addition, swap spreads have broadly trended more negative during the year which have had an impact on existing swaps, but improve the carry of additional swaps added to the portfolio. Dynex continues to be active in the ATM program, raising approximately $522 million of new capital during the six months ended June 30, 2025, which has been deployed into the Agency market at historically attractive levels and also provides liquidity. For Dynex, net interest income and spread income continue to improve from adding higher yielding assets to the portfolio, reducing financing costs and adding to yield from our swap portfolio. The news cycle this quarter has been active with new proposed U.S. policies, tariff negotiations and conflicts around the globe. We continue to operate our business at the intersection of the global capital markets and the U.S. housing finance system and take seriously our responsibility of being stewards of shareholder capital. The Dynex team remains focused on managing risk and investing to deliver compelling shareholder returns over time.

Market Data
The charts below show the range of U.S. Treasury and SOFR-based swap rates for the second quarter of 2025 and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:			Change in Spreads YTD
Investment Type: (1)	June 30, 2025	March 31, 2025	December 31, 2024
Agency RMBS:
2.0% coupon	96	85	89	7
2.5% coupon	99	90	93	6
4.0% coupon	78	65	69	9
4.5% coupon	76	65	68	8
5.0% coupon	77	66	69	8
5.5% coupon	82	69	72	10
6.0% coupon	86	66	74	12
Agency DUS (Agency CMBS)(2)	102	94	96	6
Freddie K AAA IO (Agency CMBS IO)(2)	115	130	120	(5)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data represents the spread to swap rate on newly issued securities and is sourced from J.P. Morgan.

The following table summarizes the changes in the Company's financial position during the second quarter of 2025:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of March 31, 2025 (1)			$1,284,415	$12.56
Net interest income		$23,128
Periodic interest from interest rate swaps		12,349
G & A and other operating expenses		(12,293)
Preferred stock dividends		(2,680)
Changes in fair value:
MBS and loans	$37,716
TBAs	7,608
U.S. Treasury futures	6,320
Interest rate swaps	(84,552)
Interest rate swaptions	182
Total net change in fair value		(32,726)
Comprehensive loss to common shareholders			(12,222)
Capital transactions:
Net proceeds from stock issuance (2)			285,593
Common dividends declared			(59,293)
Balance as of June 30, 2025 (1)			$1,498,493	$11.95
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from common stock issuance include approximately $282.1 million from ATM issuances and approximately $3.5 million from amortization of share-based compensation, net of grants, during the three months ended June 30, 2025.

Current Outlook
Markets continue to experience volatility in response to policy changes and a fast moving news cycle. We expect volatility to continue and remain focused on maintaining a portfolio of high-quality liquid securities and maintaining liquidity. While Agency and swaps markets have re-priced, the current market environment is not directly impacted by a specific real estate or mortgage event. We are also focused on our hedging strategy and believe options will be part of our hedge portfolio going forward. We also continue to monitor the prepayment risk of our portfolio, the direction of rates, and the outlook for U.S. Federal Reserve policy. The mortgage finance sector continues to evolve and will leverage new technologies that are likely to expedite refinancing which may result in an increase in prepayment risk.
Some certainty on the implicit guarantee on Agency securities was provided this quarter, but the future structure of the GSEs remains uncertain, and we continue to be engaged with policymakers to monitor these developments. We continue to monitor global macroeconomic conditions and large investment flows.
As of the end of the second quarter 2025, we expect to continue a strategy of raising capital and deploying into highly liquid markets with little or no credit risk that is providing compelling returns that are supportive of our dividend now and into the future.

FINANCIAL CONDITION
Investment Portfolio
Our investment portfolio (including TBAs) as of June 30, 2025, has increased approximately 44% compared to December 31, 2024. The following charts compare the composition of our MBS portfolio (including TBAs) as of the dates indicated:
We have added approximately $2.8 billion of Agency RMBS and $418 million of Agency CMBS during the six months ended June 30, 2025, of which $937 million were pending settlement as of June 30, 2025. We also increased our TBA dollar roll positions by a notional of $1.4 billion during the six months ended June 30, 2025. The Agency CMBS purchases have a different convexity profile compared to our Agency RMBS, which we believe adds diversification to our investment portfolio.
The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	June 30, 2025
Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (2)(4)	Fair Value (3)(4)	Weighted Average
				Loan Age (in months)(5)	3 Month CPR (5)(6)	Estimated Duration (7)	Market Yield (8)
($s in thousands)
2.0%	$629,325	$639,437	$506,027	57	6.1%	7.42	4.93%
2.5%	541,015	561,012	455,838	58	5.3%	7.05	4.93%
4.0%	309,051	309,469	291,063	51	8.4%	6.05	4.96%
4.5%	1,823,473	1,766,385	1,755,138	29	7.3%	5.67	5.10%
5.0%	2,868,556	2,814,838	2,831,069	21	7.8%	5.03	5.20%
5.5%	3,779,307	3,787,911	3,801,864	13	6.3%	4.16	5.40%
6.0%	288,534	292,046	295,837	19	8.9%	3.05	5.50%
TBA 4.0%	1,282,000	1,178,398	1,192,572	n/a	n/a	6.48	5.03%
TBA 4.5% (1)	870,000	849,450	858,382	n/a	n/a	3.89	4.71%
TBA 5.0%	922,000	900,205	903,920	n/a	n/a	5.25	5.27%
TBA 5.5%	728,000	723,974	727,943	n/a	n/a	4.03	5.51%
Total	$14,041,261	$13,823,125	$13,619,653	24	7.0%	5.02	5.20%

	December 31, 2024
Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (2)(4)	Fair Value (3)(4)	Weighted Average
				Loan Age (in months)(5)	3 Month CPR (5)(6)	Estimated Duration (7)	Market Yield (8)
($s in thousands)
2.0%	$655,356	$666,107	$516,541	51	5.0%	6.49	5.42%
2.5%	561,625	582,776	463,402	52	4.3%	6.37	5.33%
4.0%	324,615	325,091	299,774	45	6.4%	5.92	5.25%
4.5%	1,323,371	1,291,410	1,252,219	27	7.4%	5.79	5.33%
5.0%	2,356,262	2,315,518	2,284,613	18	5.7%	5.19	5.47%
5.5%	2,193,064	2,207,296	2,178,180	13	5.3%	4.53	5.61%
6.0%	303,470	307,211	307,509	13	13.2%	3.60	5.74%
TBA 4.0%	462,000	424,917	421,796	n/a	n/a	6.62	5.20%
TBA 4.5%	383,000	361,610	359,837	n/a	n/a	5.95	5.35%
TBA 5.0%	710,000	693,938	684,706	n/a	n/a	5.20	5.51%
TBA 5.5%	864,000	860,609	852,053	n/a	n/a	4.21	5.73%
Total	$10,136,763	$10,036,483	$9,620,630	23	6.1%	5.22	5.49%
(1)Includes $700 million notional amount of 15-year TBA securities with an implied cost basis of $689 million.
(2)Implied cost basis of TBAs represents the forward price to be paid for the underlying Agency MBS.
(3)Fair value of TBAs is the implied market value of the underlying Agency security as of the end of the period.
(4)TBAs are included on the consolidated balance sheet within “derivative assets/liabilities” at their net carrying value which is the difference between their implied market value and implied cost basis. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for additional information.
(5)TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.
(6)Constant prepayment rate (“CPR”) represents the 3-month CPR of Agency RMBS held as of date indicated.
(7)Duration measures the sensitivity of a security's price to the change in interest rates and represents the percent change in price of a security for a 100-basis point increase in interest rates. We calculate duration using third-party financial models and empirical data. Different models and methodologies can produce different estimates of duration for the same securities.
(8)Represents the weighted average market yield projected using cash flows generated from the forward curve based on market prices as of the date indicated and assuming zero volatility.

Our Agency CMBS consist of loans collateralized by multifamily properties. Though we expect our exposure to Agency CMBS to remain modest as a percentage of the total portfolio, we added selectively in the second quarter of 2025 where the risk-adjusted return profile aligned with our broader strategy. In addition to offering compelling relative value, Agency CMBS help diversify and stabilize the portfolio's cash flow and total return profile, given their unique prepayment characteristics and underlying asset base.
Agency CMBS IO are backed by loans collateralized by multifamily properties, which have performed well given the demand for housing in the United States. Our Agency CMBS IO are from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.6% of the loans in K-deals are current as of May 2025. Our non-Agency CMBS IO were all originated prior to 2018 and are backed by loans collateralized by a number of different property types, such as multifamily, office, retail, hotels, industrial, storage, and others. Our non-Agency CMBS IO investments are nearing maturity and have very little amortized cost remaining; any changes in actual payments may result in large swings in yield as shown below.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	June 30, 2025
($s in thousands)	Par/Notional Value	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$470,444	$470,882	$472,426	5.6	4.40%
CMBS IO	6,803,825	101,670	100,746	4.5	12.66%
Total		$572,552	$573,172

	December 31, 2024
($s in thousands)	Par/Notional Value	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$99,636	$99,848	$95,463	2.6	4.76%
CMBS IO	8,647,176	117,591	114,386	4.5	12.65%
Total		$217,439	$209,849
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the dates indicated and assuming zero volatility.
Repurchase Agreements
Our repurchase agreement borrowings increased to $9 billion as of June 30, 2025 from $7 billion as of December 31, 2024 as we used these funds to partially finance our purchases of Agency MBS during the six months ended June 30, 2025. We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Liquidity and Capital Resources” within Item 2 and “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to the Three Months Ended March 31, 2025
The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	June 30, 2025	March 31, 2025
Net interest income	$23,128	$17,133
Unrealized gain on investments, net	33,652	109,997
Loss on derivative instruments, net	(58,093)	(118,088)
Operating expenses, net	(12,293)	(12,118)
Preferred stock dividends	(2,680)	(1,923)
Net loss to common shareholders	(16,286)	(4,999)
Other comprehensive income	4,064	19,390
Comprehensive (loss) income to common shareholders	$(12,222)	$14,391
Net Interest Income
Net interest income and net interest spread improved for the three months ended June 30, 2025, compared to the three months ended March 31, 2025 due to a larger portfolio of Agency RMBS with higher yields. Financing costs also declined approximately 11 basis points for the three months ended June 30, 2025, compared to the three months ended March 31, 2025.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	June 30, 2025			March 31, 2025
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$102,738	$8,663,590	4.74%	$90,075	$7,726,081	4.66%
Agency CMBS	1,945	189,815	4.05%	735	86,880	3.38%
CMBS IO (5)	2,612	105,162	9.62%	2,332	113,263	8.74%
Mortgage loans	12	940	4.40%	14	999	4.96%
MBS and loans	107,307	$8,959,507	4.79%	93,156	7,927,223	4.71%
Cash equivalents	4,439			1,903
Total interest income	$111,746			$95,059

Repurchase agreement financing	(88,618)	7,871,627	(4.45)%	(77,926)	6,842,485	(4.56)%
Net interest income/spread	$23,128		0.33%	$17,133		0.15%
Net periodic interest (6)	12,349		0.63%	10,851		0.64%
Economic net interest income/spread (6)	$35,477		0.96%	$27,984		0.79%
*Table Note: Data may not foot due to rounding.
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

The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Three Months Ended
	June 30, 2025			March 31, 2025
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Income (1)	Average Balance	Implied Net Spread
TBAs	$4,758	$2,425,857	0.78%	$4,785	$2,400,084	0.80%

(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”

Gains (Losses) on Investments and Derivative Instruments
During the three months ended June 30, 2025, the fair value of our investment portfolio increased $45 million primarily due to recent purchases of new investments when spreads widened. These gains were offset by net losses on our hedging portfolio of $(78) million (excluding $12 million of net periodic interest we earned from our interest rate swaps), primarily as a result of the decline in SOFR-based swap rates and U.S. Treasury rates as of June 30, 2025 versus March 31, 2025.
During the three months ended March 31, 2025, the fair value of our investment portfolio increased $172 million primarily due to a decline of 36 basis points in the 10-year U.S. Treasury rate. These gains were mostly offset by net losses on our hedging portfolio of $(171) million (excluding $11 million of net periodic interest we earned from our interest rate swaps), as a result of the decline in 10-year and 30-year U.S. Treasury rates, lower SOFR rates across the curve and swaps spreads becoming more negative.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	June 30, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$29,102	$3,629	$32,731
Agency CMBS	—	4,266	426	4,692
CMBS IO	—	315	9	324
Mortgage loans	—	(31)	—	(31)
Subtotal	—	33,652	4,064	37,716
TBA securities (1)	(21,014)	28,622	—	7,608
Net gain on investments	$(21,014)	$62,274	$4,064	$45,324

Interest rate hedging portfolio:
U.S. Treasury futures	$58,270	$(51,950)	$—	$6,320
Interest rate swaps (2)	12,349	(84,552)	—	(72,203)
Interest rate swaptions	—	182	—	182
Net loss on interest rate hedges	$70,619	$(136,320)	$—	$(65,701)

Total net gain (loss)	$49,605	$(74,046)	$4,064	$(20,377)

	Three Months Ended
	March 31, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$109,260	$16,916	$126,176
Agency CMBS	—	110	1,126	1,236
CMBS IO	—	609	1,348	1,957
Mortgage loans	—	18	—	18
Subtotal	—	109,997	19,390	129,387
TBA securities (1)	17,323	24,851	—	42,174
Net gains on investments	$17,323	$134,848	$19,390	$171,561

Interest rate hedging portfolio:
U.S. Treasury futures	$(25,801)	$(18,546)	$—	$(44,347)
Interest rate swaps (2)	10,851	(127,577)	—	(116,726)
Interest rate swaptions	—	811	—	811
Net losses on interest rate hedges	$(14,950)	$(145,312)	$—	$(160,262)

Total net gain (loss)	$2,373	$(10,464)	$19,390	$11,299
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
2)Realized gain (loss) for interest rate swaps consists of net periodic interest benefit of $12.3 million for the three months ended June 30, 2025 and $10.9 million for the three months ended March 31, 2025.

Operating Expenses
Operating expenses for the three months ended June 30, 2025, declined slightly compared to the three months ended March 31, 2025 due to lower legal and consulting expenses.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Net Interest Income
Net interest income and net interest spread improved for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 due to the purchases of higher yielding Agency RMBS over the past year. In addition, our financing costs during the six months ended June 30, 2025 declined approximately 99 basis points compared to the six months ended June 30, 2024, due primarily to the interest rate cuts implemented by the FOMC since June 30, 2024.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Six Months Ended
	June 30,
	2025			2024
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$192,813	8,197,426	4.70%	$132,207	$6,045,897	4.37%
Agency CMBS	2,679	138,632	3.84%	1,717	112,304	3.02%
CMBS IO (5)	4,944	109,190	9.13%	5,523	153,211	6.90%
Mortgage loans	26	969	4.66%	42	1,605	4.86%
MBS and loans	$200,462	$8,446,217	4.75%	$139,489	$6,313,017	4.41%
Cash equivalents	6,343			8,091
Total interest income	$206,805			$147,580

Repurchase agreement financing	(166,545)	7,359,899	(4.50)%	(149,484)	5,387,929	(5.49)%
Net interest income (expense)/spread	$40,260		0.25%	$(1,904)		(1.08)%
Net periodic interest (6)	23,200		0.63%	17		—%
Economic net interest income (expense)/spread (6)	$63,460		0.88%	$(1,887)		(1.08)%
*Table Note: Data may not foot due to rounding.
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
The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Six Months Ended
	June 30,
	2025			2024
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Expense (1)	Average Balance	Implied Net Spread
TBAs	$9,542	$2,413,041	0.79%	$(1,500)	$1,786,687	(0.17)%
(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”
Gains (Losses) on Investments and Derivative Instruments
During the six months ended June 30, 2025, losses on our hedging portfolio exceeded gains on our investments by approximately $32 million (excluding $23 million in net periodic interest we earned from interest rate swaps) due primarily to the decline in SOFR-based swap rates across the curve since December 31, 2024.
During the six months ended June 30, 2024, gains on our hedging portfolio exceeded losses on our investments by approximately $35 million. The impact of the 52 basis point increase in the 10-year U.S. Treasury rate on our investments was offset by the resulting gains on our hedging portfolio of approximately $204 million.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Six Months Ended
	June 30, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$138,362	$20,545	$158,907
Agency CMBS	—	4,376	1,552	5,928
CMBS IO	—	924	1,357	2,281
Mortgage loans	—	(13)	—	(13)
Subtotal	—	143,649	23,454	167,103
TBA securities (1)	(3,690)	53,473	—	49,783
Net (loss) gain on investments	$(3,690)	$197,122	$23,454	$216,886

Interest rate hedging portfolio:
U.S. Treasury futures	$32,469	$(70,496)	$—	$(38,027)
Interest rate swaps (2)	23,200	(212,130)	—	(188,930)
Interest rate swaptions	—	993	—	993
Net gain (loss) on interest rate hedges	$55,669	$(281,633)	$—	$(225,964)

Total net gain (loss)	$51,979	$(84,511)	$23,454	$(9,078)

	Six Months Ended
	June 30, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(113,381)	$(19,881)	$(133,262)
Agency CMBS	—	1,073	97	1,170
CMBS IO	—	157	683	840
Mortgage loans	—	150	47	197
Subtotal	—	(112,001)	(19,054)	(131,055)
TBA securities (1)	9,771	(47,931)	—	(38,160)
Net gain (loss) on investments	$9,771	$(159,932)	$(19,054)	$(169,215)

Interest rate hedging portfolio:
U.S. Treasury futures	$18,303	$185,718	$—	$204,021
Interest rate swaps	17	(107)	—	(90)
Net gain on interest rate hedges	$18,320	$185,611	$—	$203,931

Total net gain (loss)	$28,091	$25,679	$(19,054)	$34,716
1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
2)Realized gain (loss) for interest rate swaps consists of net periodic interest benefit of $23.2 million for the six months ended June 30, 2025 and $17.0 thousand for the six months ended June 30, 2024.

Operating Expenses
Operating expenses for the six months ended June 30, 2025 increased $6 million compared to the six months ended June 30, 2024 due to higher salary, bonus, and share-based compensation expenses.

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
Reconciliations of each non-GAAP measure to certain GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	June 30, 2025	March 31, 2025
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders (GAAP)	$(12,222)	$14,391
Less:
Change in fair value of investments (1)	(37,716)	(129,387)
Change in fair value of derivative instruments, net (2)	75,200	133,724
EAD to common shareholders (non-GAAP)	$25,262	$18,728
Average common shares outstanding	113,177,331	90,492,327
EAD per common share (non-GAAP)	$0.22	$0.21

Net interest income (GAAP)	$23,128	$17,133
Net periodic interest income earned from interest rate swaps	12,349	10,851
Economic net interest income (non-GAAP)	35,477	27,984
TBA drop income (3)	4,758	4,785
Total operating expenses	(12,293)	(12,118)
Preferred stock dividends	(2,680)	(1,923)
EAD to common shareholders (non-GAAP)	$25,262	$18,728

Net interest spread (GAAP)	0.33%	0.15%
Net periodic interest from interest rate swaps as a percentage of average repurchase borrowings	0.63%	0.64%
Economic net interest spread (non-GAAP)	0.96%	0.79%
(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)The following table reconciles “change in fair value of derivative instruments, net” to the “gain (loss) on derivative instruments, net” shown on the consolidated statements of comprehensive income.

	Three Months Ended
($s in thousands)	June 30, 2025	March 31, 2025
Loss on derivative instruments, net	$(58,093)	$(118,088)
Less:
TBA drop income	(4,758)	(4,785)
Net periodic interest income earned from interest rate swaps	(12,349)	(10,851)
Change in fair value of derivative instruments, net	$(75,200)	$(133,724)
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
During the six months ended June 30, 2025, we issued 40,712,768 shares of common stock through our ATM program, resulting in proceeds of $522 million, net of broker commissions and fees. We partially deployed these proceeds into Agency RMBS and to post initial margin requirements related to a larger hedge portfolio including interest rate swaps, swaptions, and U.S. Treasury futures.
Our liquidity fluctuates based on our investment activities, leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unencumbered Agency MBS, which are recognized as assets on our consolidated balance sheet. In our measure of liquidity, we also include the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Our liquidity as of June 30, 2025, was approximately $891 million, which consisted of unrestricted cash of $388 million, unencumbered Agency MBS with a fair value of $499 million, and noncash collateral pledged by our counterparties of $5 million. Our liquidity as of December 31, 2024, was $658 million.
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
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 8.3 times shareholders’ equity as of June 30, 2025. We include 100% of the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
Repurchase Agreements
Leverage based solely on repurchase agreement amounts outstanding was 5.3 times shareholders’ equity as of June 30, 2025. Our repurchase agreement borrowings are uncommitted with terms renewable at the discretion of our lenders and generally have original terms to maturity of overnight to six months, though in some instances, we may enter into longer-dated maturities depending on market conditions. We seek to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker-dealer subsidiaries of regulated financial institutions or primary dealers.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2025	$8,600,143	$7,871,627	$8,600,487
March 31, 2025	7,234,723	6,842,485	7,234,723
December 31, 2024	6,563,120	6,431,743	6,568,805
September 30, 2024	6,423,890	5,943,805	6,461,475
June 30, 2024	5,494,428	5,410,282	5,529,856
March 31, 2024	5,284,708	5,365,575	5,469,434
December 31, 2023	5,381,104	5,168,821	5,381,354
September 30, 2023	5,002,230	4,773,435	5,037,440
June 30, 2023	4,201,901	3,447,406	4,203,788

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in the fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin or collateral. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of June 30, 2025, was consistent with prior periods, typically averaging less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. As of June 30, 2025, we had amounts outstanding under 27 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. We do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of June 30, 2025, and we are not aware of circumstances that could potentially result in our non-compliance in the near future.
Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in cash. As of June 30, 2025, we had cash collateral posted to our counterparties of $318 million under these agreements.
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
The following table provides details on the “net receipts (payments) on derivative instruments” shown on our consolidated statements of cash flows for the periods indicated:

	Six Months Ended
	June 30,
Cash received or paid by instrument:	2025	2024
	($s in thousands)
Interest rate swaps:
Net variation margin paid	$(165,673)	$(111)
Net periodic interest (1)	77	—
	(165,596)	(111)
U.S. Treasury futures:
Net variation margin (paid) received	(45,364)	166,641
Received upon maturity/termination	32,469	18,303
	(12,895)	184,944
TBA securities:
(Paid) received upon settlement	(22,615)	2,802

Net (payments) receipts on derivative instruments	$(201,106)	$187,635

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
We designate certain derivative instruments as interest rate hedges for tax purposes. Realized gains (losses) resulting from the difference in fair value and the amount of cash received or paid upon termination or maturity of designated derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are generally not recognized in REIT taxable income until future periods. Non-designated derivative instruments are included in GAAP earning and REIT taxable income in the same period the derivative instrument matures or is terminated by the Company. The table below provides the projected amortization of the Company's net deferred tax hedge gains that may be recognized as taxable income over the periods indicated, given conditions known as of June 30, 2025; however, uncertainty inherent in the forward interest rate curve makes future realized gains and losses difficult to estimate, and as such, these projections are subject to change for any given period.

Projected Period of Recognition for Tax Hedge Gains, Net	June 30, 2025
($ in thousands)
Fiscal year 2025	$100,144
Fiscal year 2026	100,421
Fiscal year 2027	95,831
Fiscal year 2028 and thereafter	422,642
$719,038
As of June 30, 2025, we also had $529 million in capital loss carryforwards, the majority of which will expire by December 31, 2028. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income, coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2025 or in any given year.
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

Critical accounting estimates are defined as those that require management's most difficult, subjective, or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2025

FORWARD-LOOKING STATEMENTS
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
•Future competition for, and availability of, investments, financing, and capital;
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
•The impact of bank failures, potential new regulations, and the potential for other bank failures;
•The impact of debt ceiling negotiations on interest rates, spreads, the U.S. Treasury market and the impact more broadly on fixed income and equity markets;
•Uncertainties regarding the war between Russia and Ukraine or the conflict in the Middle East, and the related impacts on macroeconomic conditions, including, among other things, interest rates;
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
•geopolitical events, such as terrorism, war, or other military conflict, including the war between Russia and Ukraine and the conflict in the Middle East, and the related impact on macroeconomic conditions as a result of such conflict;
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

	June 30, 2025
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.0%	28.0%	1.6%	15.6%	(1.9)%	(17.6)%	(3.9)%	(37.0)%
CMBS/ CMBS IO	0.2%	1.5%	0.1%	0.7%	(0.1)%	(0.7)%	(0.1)%	(1.4)%
TBAs	1.1%	10.7%	0.6%	6.0%	(0.7)%	(6.8)%	(1.5)%	(14.4)%
Interest rate hedges	(5.1)%	(48.2)%	(2.5)%	(23.7)%	2.4%	22.6%	4.8%	45.0%
Total	(0.8)%	(8.0)%	(0.1)%	(1.3)%	(0.3)%	(2.5)%	(0.8)%	(7.8)%

	December 31, 2024
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.6%	33.0%	1.9%	17.4%	(2.0)%	(18.3)%	(4.1)%	(37.1)%
CMBS/ CMBS IO	0.1%	0.8%	—%	0.3%	—%	(0.3)%	(0.1)%	(0.8)%
TBAs	1.0%	9.6%	0.6%	5.3%	(0.7)%	(6.0)%	(1.3)%	(12.2)%
Interest rate hedges	(5.0)%	(46.2)%	(2.5)%	(22.6)%	2.3%	21.2%	4.6%	41.9%
Total	(0.3)%	(2.8)%	—%	0.4%	(0.4)%	(3.4)%	(0.9)%	(8.2)%

				June 30, 2025		December 31, 2024
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.2)%	(1.8)%	(0.3)%	(2.5)%
		+50	+100	(0.7)%	(6.4)%	(0.7)%	(6.6)%
	Flattening	+50	+25	(0.2)%	(1.9)%	(0.3)%	(2.5)%
		+100	+50	(0.4)%	(3.9)%	(0.5)%	(4.9)%
Bullish	Steepening	-25	+0	0.1%	1.0%	0.1%	1.4%
		-50	-10	0.2%	1.8%	0.3%	2.6%
		-75	-25	0.2%	2.0%	0.4%	3.6%
	Flattening	+0	-25	(0.1)%	(0.9)%	—%	(0.4)%
		-10	-50	(0.3)%	(2.4)%	(0.1)%	(1.1)%
		-25	-75	(0.6)%	(5.5)%	(0.3)%	(3.0)%
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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	June 30, 2025		December 31, 2024
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(10.2)%	(1.1)%	(10.4)%
+10	(0.5)%	(5.1)%	(0.6)%	(5.2)%
-10	0.5%	5.1%	0.6%	5.2%
-20/-50 (2)	1.1%	10.2%	1.1%	10.4%
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our co-principal executive officers and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended June 30, 2025. Employees forfeited 59,146 common shares to cover payroll tax withholding on share-based compensation that vested during the six months ended June 30, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective May 14, 2021 (incorporated herein by reference to Exhibit 3.1 to Dynex's Current Report on Form 8-K filed May 18, 2021).
3.1.1
Second Articles of Amendment to the Restated Articles of Incorporation, effective as of May 21, 2025 (incorporated herein by reference to Exhibit 3.1.1 to Dynex’s Current Report on Form 8-K filed May 21, 2025).

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

10.18*	Non-employee directors’ annual compensation for Dynex Capital, Inc. (filed herewith).
10.41.6*	Dynex Capital, Inc. 2025 Stock and Incentive Plan, effective as of May 20, 2025 (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed May 21, 2025).
10.41.7*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards on or after May 23, 2025) under the Dynex Capital, Inc. 2025 Stock and Incentive Plan (filed herewith).
10.41.8*	Form of Performance Stock Unit Award Agreement for Executive Officers (for awards on or after May 23, 2025) under the Dynex Capital, Inc. 2025 Stock and Incentive Plan (filed herewith).
10.41.9*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (approved May 23, 2025) under the Dynex Capital, Inc. 2025 Stock and Incentive Plan (filed herewith).
31.1	Certification of co-principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of co-principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of co-principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	July 28, 2025	/s/ Byron L. Boston
Byron L. Boston
Co-Chief Executive Officer and Chairman of the Board
(Co-Principal Executive Officer)

Date:	July 28, 2025	/s/ Smriti L. Popenoe
Smriti L. Popenoe
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date:	July 28, 2025	/s/ Robert S. Colligan
Robert S. Colligan
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)