Form 10-Q
period 2025-09-30
DYNEX CAPITAL INC
filed 2025-10-27
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-09819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
140 East Shore Drive, Suite 100
Glen Allen,	Virginia	23059-5755
(Address of principal executive offices)		(Zip Code)
	(804)	217-5800
(Registrant’s telephone number, including area code)

4991 Lake Brook Drive, Suite 100 Glen Allen, VA 23060-9245
(Registrant’s former address)

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

On October 24, 2025, the registrant had 146,821,745 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	2
	Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	5
	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sale of Equity and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURES		38

i

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Cash and cash equivalents	$490,989	$377,099
Cash collateral posted to counterparties	332,818	244,440
Mortgage-backed securities (including pledged of $12,382,611 and $6,893,629, respectively), at fair value	13,230,145	7,512,087
Due from counterparties	25,255	10,445
Derivative assets	14,100	133
Accrued interest receivable	55,931	32,841
Other assets	9,456	7,534
Total assets	$14,158,694	$8,184,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$11,753,522	$6,563,120
Due to counterparties	270,719	341,924
Derivative liabilities	4,635	22,814
Cash collateral posted by counterparties	18,424	—
Accrued interest payable	110,517	44,672
Dividends payable	30,688	16,501
Other liabilities	12,641	10,612
Total liabilities	12,201,146	6,999,643

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 360,000,000 shares authorized; 145,714,136 and 84,491,800 shares issued and outstanding, respectively	1,457	845
Additional paid-in capital	2,524,286	1,742,471
Accumulated other comprehensive loss	(134,069)	(172,489)
Accumulated deficit	(541,969)	(493,734)
Total shareholders’ equity	1,957,548	1,184,936
Total liabilities and shareholders’ equity	$14,158,694	$8,184,579
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
($s in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME (EXPENSE)
Interest income	$149,679	$83,458	$356,484	$231,038
Interest expense	(119,068)	(82,564)	(285,612)	(232,048)
Net interest income (expense)	30,611	894	70,872	(1,010)

OTHER GAINS (LOSSES)
Realized loss on sales of investments, net	—	—	—	(1,506)
Unrealized gain on investments, net	142,469	192,874	286,118	80,873
(Loss) gain on derivative instruments, net	(10,694)	(154,064)	(186,875)	11,707
Total other gains, net	131,775	38,810	99,243	91,074

EXPENSES
Compensation and benefits	(7,325)	(4,534)	(23,256)	(14,994)
Other general and administrative	(4,139)	(3,737)	(11,884)	(10,799)
Other operating expenses	(534)	(436)	(1,268)	(1,459)
Total operating expenses	(11,998)	(8,707)	(36,408)	(27,252)

Net income	150,388	30,997	133,707	62,812
Preferred stock dividends	(2,827)	(1,923)	(7,431)	(5,770)
Net income to common shareholders	$147,561	$29,074	$126,276	$57,042

Other comprehensive income:
Unrealized gain on available-for-sale investments, net	$14,966	$41,667	$38,420	$22,613
Total other comprehensive income	14,966	41,667	38,420	22,613
Comprehensive income to common shareholders	$162,527	$70,741	$164,696	$79,655

Weighted average common shares-basic	135,952,339	75,792,527	113,373,853	67,313,385
Weighted average common shares-diluted	136,927,985	76,366,487	114,202,402	67,808,892
Net income per common share-basic	$1.09	$0.38	$1.11	$0.85
Net income per common share-diluted	$1.08	$0.38	$1.11	$0.84
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($s in thousands)

For the Three and Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	4,460,000	$107,843	125,358,375	$1,253	$2,268,143	$(149,035)	$(618,211)	$1,609,993
Stock issuance	—	—	20,312,637	203	253,936	—	—	254,139
Restricted stock granted, net of amortization	—	—	—	—	54	—	—	54
Other share-based compensation, net of amortization	—	—	77,284	1	2,746	—	—	2,747
Adjustments for tax withholding on share-based compensation	—	—	(34,160)	—	(441)	—	—	(441)
Stock issuance costs	—	—	—	—	(152)	—	—	(152)
Net income	—	—	—	—	—	—	150,388	150,388
Dividends on preferred stock	—	—	—	—	—	—	(2,827)	(2,827)
Dividends on common stock	—	—	—	—	—	—	(71,319)	(71,319)
Other comprehensive income	—	—	—	—	—	14,966	—	14,966
Balance as of September 30, 2025	4,460,000	$107,843	145,714,136	$1,457	$2,524,286	$(134,069)	$(541,969)	$1,957,548

Balance as of December 31, 2024	4,460,000	$107,843	84,491,800	$845	$1,742,471	$(172,489)	$(493,734)	$1,184,936
Stock issuance	—	—	61,025,405	610	775,336	—	—	775,946
Restricted stock granted, net of amortization	—	—	—	—	359	—	—	359
Other share-based compensation, net of amortization	—	—	290,237	3	7,954	—	—	7,957
Adjustments for tax withholding on share-based compensation	—	—	(93,306)	(1)	(1,621)	—	—	(1,622)
Stock issuance costs	—	—	—		(213)	—	—	(213)
Net income	—	—	—	—	—	—	133,707	133,707
Dividends on preferred stock	—	—	—	—	—	—	(7,431)	(7,431)
Dividends on common stock	—	—	—	—	—	—	(174,511)	(174,511)
Other comprehensive income	—	—	—	—	—	38,420	—	38,420
Balance as of September 30, 2025	4,460,000	$107,843	145,714,136	$1,457	$2,524,286	$(134,069)	$(541,969)	$1,957,548

For the Three and Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	4,460,000	$107,843	74,707,776	$747	$1,620,355	$(177,556)	$(506,126)	$1,045,263
Stock issuance	—	—	4,543,134	45	56,196	—	—	56,241
Restricted stock granted, net of amortization	—	—	—	—	205	—	—	205
Other share-based compensation, net of amortization	—	—	77,286	1	778	—	—	779
Adjustments for tax withholding on share-based compensation	—	—	(33,872)	—	(422)	—	—	(422)
Stock issuance costs	—	—	—	—	(50)	—	—	(50)
Net income	—	—	—	—	—	—	30,997	30,997
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(30,197)	(30,197)
Other comprehensive income	—	—	—	—	—	41,667	—	41,667
Balance as of September 30, 2024	4,460,000	$107,843	79,294,324	$793	$1,677,062	$(135,889)	$(507,249)	$1,142,560

Balance as of December 31, 2023	4,460,000	$107,843	57,038,247	$570	$1,404,431	$(158,502)	$(483,607)	$870,735
Stock issuance	—	—	22,059,359	221	267,671	—	—	267,892
Restricted stock granted, net of amortization	—	—	84,612	1	905	—	—	906
Other share-based compensation, net of amortization	—	—	188,531	2	5,261	—	—	5,263
Adjustments for tax withholding on share-based compensation	—	—	(76,425)	(1)	(949)	—	—	(950)
Stock issuance costs	—	—	—	—	(257)	—	—	(257)
Net income	—	—	—	—	—	—	62,812	62,812
Dividends on preferred stock	—	—	—	—	—	—	(5,770)	(5,770)
Dividends on common stock	—	—	—	—	—	—	(80,684)	(80,684)
Other comprehensive income	—	—	—	—	—	22,613	—	22,613
Balance as of September 30, 2024	4,460,000	$107,843	79,294,324	$793	$1,677,062	$(135,889)	$(507,249)	$1,142,560
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($s in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$133,707	$62,812
Adjustments to reconcile net income to cash provided by operating activities:
Realized loss on sales of investments, net	—	1,506
Unrealized gain on investments, net	(286,118)	(80,873)
Loss (gain) on derivative instruments, net	186,875	(11,707)
Amortization of investment premiums, net	20,371	38,177
Other amortization and depreciation	1,556	1,358
Share-based compensation expense	8,316	6,168
Increase in accrued interest receivable	(23,090)	(2,691)
Increase (decrease) in accrued interest payable	65,845	(4,624)
Change in other assets and liabilities, net	(945)	(10,876)
Net cash provided by (used in) operating activities	106,517	(750)
Investing activities:
Purchases of investments	(6,130,208)	(1,434,612)
Principal payments received on trading securities	540,184	305,353
Principal payments received on available-for-sale investments	103,999	57,026
Proceeds from sales of trading securities	—	13,782
Principal payments received on mortgage loans held for investment	216	665
Net (payments) receipts on derivative instruments	(233,678)	37,962
Increase (decrease) in cash collateral posted by counterparties	18,424	(38,106)
Net cash used in investing activities	(5,701,063)	(1,057,930)
Financing activities:
Borrowings under repurchase agreements	97,331,308	45,930,308
Repayments of repurchase agreement borrowings	(92,140,906)	(44,887,522)
Proceeds from issuance of common stock	775,946	267,891
Cash paid for stock issuance costs	(157)	(231)
Payments related to tax withholding for share-based compensation	(1,622)	(948)
Dividends paid	(167,755)	(83,090)
Net cash provided by financing activities	5,796,814	1,226,408

Net increase in cash, including cash posted to counterparties	202,268	167,728
Cash including cash collateral posted to counterparties at beginning of period	621,539	237,864
Cash including cash collateral posted to counterparties at end of period	$823,807	$405,592

Supplemental Disclosure of Cash Activity:
Cash paid for interest on repurchase agreements	$219,768	$236,672

Noncash Investing Activities:
Payable for purchases of investments	$263,179	$166,581
See notes to the consolidated financial statements (unaudited).

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Dynex Capital, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia on December 18, 1987 and commenced operations in February 1988. Our common stock and preferred stock are traded on the New York Stock Exchange under their respective symbols “DX” and “DXPRC”.
We operate at the intersection of capital markets and the U.S. housing finance system, using our expertise to earn income from investing primarily in Agency residential and commercial mortgage backed securities (Agency “RMBS” and “CMBS”). Agency MBS have a guaranty of principal and interest payments by a U.S. government-sponsored entity (“GSE”) such as Fannie Mae and Freddie Mac. We also invest in non-Agency MBS.
We generate dividend income and long term returns though our investment, financing and hedging strategies. The Company operates as a real estate investment trust, or REIT, and is internally managed.
Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2025. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimate used by management relates to the fair value measurement of its investments, including TBA securities accounted for as derivative instruments, which is discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of September 30, 2025.

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
The Company currently has restricted stock, service-based restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) issued and outstanding. Restricted stock awards issued under the Company’s 2020 Stock and Incentive Plan (the “2020 Plan”) are considered participating securities and therefore are included in the computation of basic net income per common share using the two-class method because holders of unvested shares of restricted stock issued are eligible to receive non-forfeitable dividends. Holders of RSUs and PSUs issued under the 2020 plan as well as the Company’s 2025 Stock and Incentive Plan accrue forfeitable dividend equivalent rights ("DERs") over the period outstanding, receiving dividend payments only upon the settlement date if the requisite service-based and performance-based conditions have been achieved, as applicable. As such, RSUs and PSUs are excluded from the computation of basic net income per common share but are included in the computation of diluted net income per common share using the treasury stock method unless the effect is to reduce a net loss or increase the net income per common share (also known as “anti-dilutive”). Upon vesting, restrictions on transfer expire on each share of restricted stock, RSU, and PSU, and each such share or unit becomes one unrestricted share of common stock and is included in the computation of basic net income per common share.
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

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted demand deposits at highly rated financial institutions and highly liquid investments with original maturities of three months or less. The Company’s cash balances fluctuate throughout the year and may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits from time to time. Although the Company bears risk on amounts in excess of those insured by the FDIC, the Company believes the risk of loss is mitigated by the financial position, creditworthiness, and strength of the depository institutions in which those deposits are held.

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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheets presented herein that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2025:

($s in thousands)	September 30, 2025
Cash and cash equivalents	$490,989
Cash collateral posted to counterparties	332,818
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$823,807

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

Derivative Instruments
Derivative instruments are carried at fair value, and all periodic interest benefits/costs and changes in the fair value of derivative instruments, including gains and losses realized upon termination, maturity, or settlement, are recorded in “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income (loss). Cash receipts and payments related to derivative instruments are classified in the investing activities section of the consolidated statements of cash flows in accordance with the underlying nature or purpose of the derivative transactions.
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
The Company may also use options on U.S. Treasury futures, which are initially recorded at the contract price paid at inception. Subsequent changes in fair value are recorded in “gain (loss) on derivatives instruments” until the option is exercised or the contract expires. If the option expires unexercised, the realized loss is limited to the contract price paid at inception. If exercised, the realized gain or loss on the option is equal to the difference between the fair value of the underlying U.S. Treasury future and the contract price paid at inception.
The Company purchases to-be-announced (“TBA”) securities as a means of investing in non-specified fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

exposure to Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a non-specified Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. The Company accounts for long and short positions in Agency RMBS TBAs as derivative instruments in accordance with ASC 815 because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS or that the individual TBA transaction will settle in the shortest time period possible.
Please refer to Note 5 for additional information regarding the Company’s derivative instruments as well as Note 6 for information on how the fair value of these instruments is calculated.

Share-Based Compensation
The Company’s Board of Directors adopted the 2025 Stock and Incentive Plan (the “2025 Plan”), which was approved by the Company’s shareholders on May 20, 2025. The 2025 Plan, which replaced the Company’s 2020 Plan, reserves for issuance up to 12,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, RSUs, stock appreciation rights, PSU, and performance-based cash awards (collectively, “awards”). Awards previously granted under the 2020 Plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2020 Plan. As of September 30, 2025, there were 11,382,492 common shares remaining available for issuance under the 2025 Plan.
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
The Company also has PSUs issued and outstanding which contain Company performance-based and market performance-based conditions. PSUs subject to Company performance-based conditions are initially recognized as equity at their fair value which is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is recognized as expense using the straight-line method until the earlier of the vesting date specified within each award or the date the employee becomes eligible for retirement. Adjustments are made, if necessary, based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis. PSUs subject to market performance-based conditions are recognized as equity at their grant date fair value determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return (“TSR”) relative to the common stock TSR of the group of peer companies specified in the award agreement. Awards subject to market performance-based conditions are not assessed for probability of achievement and are not remeasured subsequent to issuance. The grant date fair value is recognized as expense using the straight-line method until the earlier of the vesting date specified within each award or the date the employee becomes eligible for retirement, even if the market performance-based conditions are not achieved. The Company no longer has any market performance-based PSUs outstanding as of September 30, 2025.
The Company does not estimate forfeitures for any of its share-based compensation awards but adjusts for actual forfeitures in the periods in which they occur. Because RSUs and PSUs have forfeitable DERs, which are paid in cash only upon settlement, any accrued DERs on forfeited units are reversed with a corresponding credit to “Compensation and benefits” expense.
Please see Note 7 for additional information about the Company’s share-based compensation awards.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. In the opinion of management, the Company did not have any material pending lawsuits, claims, or other contingencies as of September 30, 2025 or December 31, 2024.
Recently Issued Accounting Pronouncements
The Company evaluates Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board on at least a quarterly basis to evaluate applicability and significance of any impact on its financial condition and results of operations. There were no accounting pronouncements issued during the nine months ended September 30, 2025, that are expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2025	2024	2025	2024
Weighted average number of common shares outstanding - basic	135,952,339	75,792,527	113,373,853	67,313,385
Incremental common shares-unvested RSUs	274,356	182,087	226,232	150,151
Incremental common shares-unvested PSUs	701,290	391,873	602,317	345,356
Weighted average number of common shares outstanding - diluted	136,927,985	76,366,487	114,202,402	67,808,892

Net income to common shareholders	$147,561	$29,074	$126,276	$57,042
Net income per common share-basic	$1.09	$0.38	$1.11	$0.85
Net income per common share-diluted	$1.08	$0.38	$1.11	$0.84

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	September 30, 2025
($s in thousands)	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$11,509,422	$881,623	$31,926	$12,422,971
Gross unrealized gain	163,979	7,839	9	171,827
Gross unrealized loss	(111,698)	(1,053)	(1,210)	(113,961)
Fair value through net income	$11,561,703	$888,409	$30,725	$12,480,837

Measured at fair value through OCI:
Amortized cost	$773,425	$47,650	$62,302	$883,377
Gross unrealized gain	—	25	1,948	1,973
Gross unrealized loss	(131,934)	(2,245)	(1,863)	(136,042)
Fair value through OCI	$641,491	$45,430	$62,387	$749,308

Total	$12,203,194	$933,839	$93,112	$13,230,145

	December 31, 2024
	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$6,868,095	$—	$35,737	$6,903,832
Gross unrealized gain	11,081	—	—	11,081
Gross unrealized loss	(237,004)	—	(2,348)	(239,352)
Fair value through net income	$6,642,172	$—	$33,389	$6,675,561

Measured at fair value through OCI:
Amortized cost	$827,314	$99,848	$81,854	$1,009,016
Gross unrealized gain	—	3	3,280	3,283
Gross unrealized loss	(167,248)	(4,388)	(4,137)	(175,773)
Fair value through OCI	$660,066	$95,463	$80,997	$836,526

Total	$7,302,238	$95,463	$114,386	$7,512,087

(1) CMBS interest only (“IO”) securities provide the investor the right to receive a portion of the monthly interest payments (but not principal cash flows) on the unpaid principal balance of the underlying pool of commercial mortgage loans. The Company held a notional balance of Agency CMBS IO and non-Agency CMBS IO of $5,001,601 and $1,140,707, respectively, as of September 30, 2025, and $6,196,778 and $2,450,398, respectively, as of December 31, 2024. Non-Agency securities do not have a GSE guarantee.

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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2025	2024	2025	2024
Agency RMBS	$139,842	$191,786	$278,204	$78,405
Agency CMBS	2,410	—	6,785	1,073
CMBS IO	223	1,066	1,148	1,222
Other investments	(6)	22	(19)	173
Unrealized gain on investments, net	$142,469	$192,874	$286,118	$80,873

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2025	2024	2025	2024
Realized loss on sale of MBS - FVO	$—	$—	$—	$(1,506)
Total realized loss on sales of investments, net	$—	$—	$—	$(1,506)

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	September 30, 2025			December 31, 2024
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$—	$—	—	$920	$(3)	3
Non-Agency MBS	298	(12)	2	823	(73)	2

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$736,741	$(135,988)	57	$814,443	$(175,497)	65
Non-Agency MBS	1,677	(42)	5	6,097	(200)	10

The unrealized loss positions on the Company’s MBS designated as AFS as of September 30, 2025 and December 31, 2024 were the result of higher interest rates and wider spreads to U.S. Treasuries versus at the time of purchase. The unrealized loss positions are not credit related; therefore, the Company did not record an allowance for credit losses as of September 30, 2025 or December 31, 2024. The Company has the ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – REPURCHASE AGREEMENTS
The Company’s repurchase agreements outstanding as of September 30, 2025 and December 31, 2024 are summarized in the following tables:

	September 30, 2025			December 31, 2024
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged	Balance	Weighted Average Rate	Fair Value of Collateral Pledged
($s in thousands)
Agency RMBS	$11,123,089	4.43%	$11,715,609	$6,368,457	4.79%	$6,689,336
Agency CMBS	545,954	4.44%	576,591	90,717	4.78%	95,071
Agency CMBS IO	81,018	4.83%	86,958	96,146	5.18%	101,165
Non-Agency CMBS IO	3,461	5.05%	3,453	7,800	5.52%	8,057
Total	$11,753,522	4.44%	$12,382,611	$6,563,120	4.80%	$6,893,629
The Company had borrowings outstanding under 28 different repurchase agreements as of September 30, 2025, and its equity at risk did not exceed 10% with any single counterparty as of that date.
The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	September 30, 2025			December 31, 2024
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$7,845,206	4.44%	86	$1,742,440	4.83%	68
30 to 90 days	3,130,470	4.44%	117	4,820,680	4.78%	83
91 to 180 days	777,846	4.42%	177	—	—%	—
Total	$11,753,522	4.44%	100	$6,563,120	4.80%	79

The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $111 million as of September 30, 2025 from $45 million as of December 31, 2024.
The Company’s counterparties, as set forth in the master repurchase agreement with the counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of September 30, 2025.
The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2025 and December 31, 2024:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2025:
Repurchase agreements	$11,753,522	$—	$11,753,522	$(11,753,522)	$—	$—

December 31, 2024:
Repurchase agreements	$6,563,120	$—	$6,563,120	$(6,563,120)	$—	$—
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
(UNAUDITED)

periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2025	2024	2025	2024
($s in thousands)
U.S. Treasury futures	$(20,423)	$(216,189)	$(58,451)	$(12,169)
Interest rate swaps	(16,055)	(10,066)	(204,985)	(10,155)
Interest rate swaptions	(1,279)	—	(286)	—
Options on U.S. Treasury futures	(508)	—	(508)	—
TBA securities	27,571	72,191	77,355	34,031
(Loss) gain on derivative instruments, net	$(10,694)	$(154,064)	$(186,875)	$11,707
The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2025	December 31, 2024
($s in thousands)
Interest rate swaptions	Derivative assets	Economic hedging	$450	$—
Options on U.S. Treasury futures	Derivative assets	Economic hedging	7,500	—
TBA securities	Derivative assets	Investing	6,150	133
Total derivatives assets			$14,100	$133

Interest rate swaptions	Derivative liabilities	Economic hedging	$736	$—
TBA securities	Derivative liabilities	Investing	3,899	$22,814
Total derivatives liabilities			$4,635	$22,814
The table below presents information regarding the long positions in SOFR-based interest rate swaptions and options on U.S. Treasury futures held by the Company as of September 30, 2025, for which the Company had posted $4 million in variation margin. The Company did not hold any interest rate swaptions or options on U.S. Treasury futures as of December 31, 2024.

	September 30, 2025
	Option				Underlying Financial Instrument
	Cost (1)	Fair Value	Carrying Value (1)	Notional Amount	Average Fixed Receive Rate	Type of Instrument
($s in thousands)
1-2 year interest rate swaptions	$11,725	$11,439	$(286)	750,000	3.25%	5 year SOFR-based swap
3-month options on U.S. Treasury futures	8,008	7,500	7,500	1,000,000	n/a	10-year U.S. Treasury future
(1)The Company pays the premium for its interest rate swaptions at the end of the option period, so the carrying value on the Company's consolidated balance sheets is fair value, net of the payable for the unpaid premium. The Company pays the premium for its options on U.S. Treasury futures at inception.
Because the daily margin exchanged for the Company’s U.S. Treasury futures and interest rate swaps are considered legal settlement of the derivative as opposed to a pledge of collateral, these instruments have a carrying value of $0 on the Company’s consolidated balance sheets. The Company’s U.S. Treasury futures excluding the

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognition of variation margin settlements were in a net liability position of $(28) million as of September 30, 2025 and a net asset position of $1 million as of December 31, 2024, and its interest rate swaps were in a net liability position of $(71) million as of September 30, 2025 and net asset position of $153 million as of December 31, 2024. The amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures and its interest rate swaps was $328 million as of September 30, 2025 and $219 million as of December 31, 2024, which was recorded within “cash collateral posted to counterparties.” The Company had a margin payable of $4 million as of September 30, 2025, which was recorded within “due to counterparties,” and a margin receivable of $10 million as of December 31, 2024, which was recorded within “due from counterparties.”
The table below presents information regarding the short positions in SOFR-based interest rate swaps the Company held as of the dates indicated:

	September 30, 2025		December 31, 2024
Interest Rate Swaps - Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Notional Amount	Weighted Average Fixed Pay Rate
($s in thousands)
3-5 years fixed pay swap	$(1,550,000)	3.42%	(1,275,000)	3.42%
5-7 years fixed pay swap	(3,760,000)	3.67%	(3,085,000)	3.61%
7-10 years fixed pay swap	(2,550,000)	3.90%	(1,025,000)	3.83%
	$(7,860,000)	3.70%	$(5,385,000)	3.61%
The table below presents information regarding the notional amounts of the short positions in U.S. Treasury futures held by the Company as of the dates indicated:

U.S. Treasury Futures	September 30, 2025	December 31, 2024
($s in thousands)
5-year U.S. Treasury futures	$(30,000)	$—
10-year U.S. Treasury futures	(1,190,000)	(735,000)
30-year U.S. Treasury futures	(953,500)	(516,500)
	$(2,173,500)	$(1,251,500)
The following table summarizes information about the notional amounts of the Company's long positions in TBA securities as of the dates indicated:

TBA securities	September 30, 2025	December 31, 2024
($s in thousands)
Implied market value (1)	$2,523,300	$2,318,392
Implied cost basis (2)	2,521,049	2,341,073
Net carrying value (3)	$2,251	$(22,681)
(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the dates indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the dates indicated.
(3) Net carrying value represents the difference between the implied market value and the implied cost basis of the Company’s TBA securities as of the dates indicated. The total shown is the net amount included on the consolidated balance sheets as derivative assets of $6,150 and derivative liabilities of $3,899 as of September 30, 2025 and $133 and $22,814, respectively, as of December 31, 2024.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Volume of Activity
The table below summarizes changes in the Company’s derivative instruments for the nine months ended September 30, 2025:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(1,251,500)	$(8,707,500)	$7,785,500	$(2,173,500)
Interest rate swaps	(5,385,000)	(2,475,000)	—	(7,860,000)
Interest rate swaptions	—	750,000	—	750,000
Options on U.S. Treasury futures	—	1,000,000	—	1,000,000
TBA securities	2,419,000	30,818,000	(30,636,000)	2,601,000

Offsetting
The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2025 and December 31, 2024:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2025
Interest rate swaptions	$450	$—	$450	$—	$—	$450
Options on U.S. Treasury futures	7,500	—	7,500	—	—	7,500
TBA securities	6,150	—	6,150	(300)	(5,609)	241
Derivative assets	$14,100	$—	$14,100	$(300)	$(5,609)	$8,191
December 31, 2024
TBA securities	$133	$—	$133	$(133)	$—	$—
Derivative assets	$133	$—	$133	$(133)	$—	$—

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2025
Interest rate swaptions	$736	$—	$736	$—	$—	$736
TBA securities	3,899	—	3,899	(300)	—	3,599
Derivative liabilities	$4,635	$—	$4,635	$(300)	$—	$4,335

December 31, 2024
TBA securities	$22,814	$—	$22,814	$(133)	$(21,308)	$1,373
Derivative liabilities	$22,814	$—	$22,814	$(133)	$(21,308)	$1,373
(1)Amounts disclosed for collateral received by or posted to the same counterparty include cash and the fair value of MBS up to and not exceeding the net amount of the derivative asset or liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented. Please refer to the consolidated balance sheets for the total fair value of financial instruments pledged as collateral for derivatives and repurchase agreements, which is shown parenthetically, and the total cash pledged or received as collateral which is disclosed as “cash collateral posted to/by counterparties.”

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($s in thousands)	September 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
MBS	$13,230,145	$—	$13,230,145	$—	$7,512,087	$—	$7,512,087	$—
TBA securities (1)	6,150	—	6,150	—	133	—	133	—
Interest rate swaptions (2)	450	—	450	—	—	—	—	—
Option on U.S. Treasury futures (2)	7,500	7,500	—	—	—	—	—	—
Mortgage loans (3)	929	—	—	929	1,130	—	—	1,130
Total	$13,245,174	$7,500	$13,236,745	$929	$7,513,350	$—	$7,512,220	$1,130

Liabilities:
TBA securities (1)	$3,899	$—	$3,899	$—	$22,814	$—	$22,814	$—
Interest rate swaptions (2)	736	—	736	—	—	—	—	—
Total	$4,635	$—	$4,635	$—	$22,814	$—	$22,814	$—
(1)TBA securities are reflected on the consolidated balance sheet as derivative assets or liabilities at their implied fair value, net of implied cost basis. Please refer to Note 5 for additional information.
(2)Interest rate swaptions and options on U.S. Treasury futures are reflected on the consolidated balance sheet as derivative assets or liabilities at their fair value, net of cost. Please refer to Note 5 for additional information.
(3)Mortgage loans are included on the consolidated balance sheets as a component of other assets.
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
The Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans are considered Level 3 because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10% in measuring the fair value of its Level 3 assets as of September 30, 2025 and as of December 31, 2024.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The fair value measurement of interest rate swaptions is considered Level 2 because it is based on the fair value of the underlying interest rate swap and time remaining until its expiration and is carried on the balance sheet net of any deferred premium to be paid upon exercise or expiration. The fair value measurement of options on U.S. Treasury futures is considered Level 1 because they are valued based on closing exchange prices on these contracts. Options on U.S. Treasury futures are initially recorded on the balance sheet at the contract price paid and subsequently adjusted for changes in fair value until exercise or expiration.
The Company’s repurchase agreements are reported at cost, which approximates fair value. Given their short-term nature (less than one year) and the interest rates on outstanding amounts, which largely correspond to prevailing rates observed in the repurchase agreement market, their inputs are considered Level 2.

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of September 30, 2025. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. As of April 15, 2025, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. In addition, the Series C Preferred Stock will now pay a quarterly cumulative cash dividend at a percentage of its $25.00 liquidation value per share equal to 3-month term SOFR plus the statutorily prescribed tenor spread adjustment of 0.26161% in addition to the spread pursuant to the terms of the Series C Preferred Stock of 5.461% for a total spread of 5.723%. The Company paid a quarterly dividend of $0.64147 per share of Series C Preferred Stock on October 15, 2025 to shareholders of record as of October 1, 2025.
Common Stock. During the nine months ended September 30, 2025, the Company issued 61,025,405 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $776 million, net of broker commissions and fees. The Company declared monthly dividends on its common stock totaling $0.51 for the three months ended September 30, 2025. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, management’s view on long-term returns, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Nine Months Ended
	September 30,
	2025		2024
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	93,595	$12.78	104,282	$12.61
Granted	—	—	65,668	12.56
Vested	(66,860)	12.96	(76,355)	12.37
Awards outstanding, end of period	26,735	$12.34	93,595	$12.78

Target RSUs: (1)
Awards outstanding, beginning of period	463,070	$12.64	394,497	$13.06
Granted	399,096	12.78	214,755	12.50
Vested	(227,483)	12.69	(146,182)	13.57
Awards outstanding, end of period	634,683	$12.71	463,070	$12.64

Target PSUs: (2)
Awards outstanding, beginning of period	482,409	$12.32	276,866	$13.17
Granted	371,282	12.05	322,132	12.50
Vested	—	—	—	—
Awards outstanding, end of period	853,691	$12.20	598,998	$12.81
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

The restricted stock awards that vested during the nine months ended September 30, 2025 were all granted to employees except for 38,068 shares granted to the Company’s non-employee directors. Restricted stock granted to employees generally vests in equal installments over a period of 3 years.
RSUs vest in equal installments over a period of 3 years. PSUs cliff vest based on performance results measured over a period of 3 years. The Company expects 117% of the remaining target PSUs outstanding as of September 30, 2025 will be settled on their vesting dates.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table discloses the dividends payable to the Company’s shareholders for common and preferred stock as well as to its employees and directors for DERs related to its outstanding RSUs and PSUs as of the dates indicated:

Dividends Payable	September 30, 2025	December 31, 2024
($s in thousands)
RSU DERs	$1,219	$916
PSU DERs	2,303	1,287
Accrued DERs	3,522	2,203

Common stock dividends	24,772	$12,674
Preferred stock dividends	2,394	1,624
Accrued dividends	27,166	14,298

Total dividends payable	$30,688	$16,501
Total share-based compensation expense recognized by the Company for the three and nine months ended September 30, 2025 was $3 million and $8 million compared to $1 million and $6 million for the three and nine months ended September 30, 2024. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of September 30, 2025, which will be amortized over the period disclosed:

	September 30, 2025
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$205	1.2 years
RSUs	4,510	1.8 years
PSUs	3,721	1.9 years
Total	$8,436	1.8 years

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW
Dynex Capital operates at the intersection of capital markets and the U.S. housing finance system, using our expertise to earn income from investing primarily in Agency residential and commercial mortgage backed securities. We generate dividend income and long term returns though our investment, financing and hedging strategies.
Market Conditions and Outlook
In the third quarter of 2025, the Federal Open Market Committee (“FOMC”) decided to lower the target rate for the U.S. Federal Funds rate by 25 basis points to 4.0% to 4.25% in September 2025 in support of its goals and in light of the shift in the balance of risks. The FOMC seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. The Committee is attentive to the risks to both sides of its dual mandate and noted that uncertainty about the economic outlook and downside risks to employment have risen. This is the first rate cut in 2025 with further cuts expected this year and in 2026; however, as observed over the last 2 years, actual rate cuts have lagged expected rate cuts.
We continue to monitor the activities of the FOMC as their actions to reduce the Federal Funds rate are expected to have a direct and positive impact on the cost of our repurchase borrowings. The swaps market and related positions continue to add to the interest spread that we are earning; however, if the yield curve steepens, new swap positions in the future could be at a net expense to our portfolio instead of a net positive today.
Dynex continues to monitor monetary policy, housing policy, supply and demand dynamics, and other changes to U.S. policies including those impacting the GSEs. Mortgage rates are beginning to trend down and refinance activity increased at the end of the third quarter. We are monitoring the evolution of the markets, assessing the impact of prepayment speeds, new supply of mortgage production and the impact these factors will have on spreads. We are also watching public and private credit markets, global macroeconomic conditions, and large investment flows into and out of market sectors as well as the potential impacts from the ongoing federal government shutdown.
Dynex continued to raise capital in the quarter and grew the portfolio. We expect to continue to raise and deploy capital primarily using our ATM program. Agency MBS remains an attractive asset class and continues to deliver returns that are accretive to our financial position. We are actively buying into this market to deliver value to our shareholders.
The charts below show the range of U.S. Treasury and SOFR-based swap rates for the third quarter of 2025 and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:				Change in Spreads YTD
Investment Type: (1)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Agency RMBS:
2.0% coupon	85	96	85	89	(4)
2.5% coupon	90	99	90	93	(3)
4.0% coupon	65	78	65	69	(4)
4.5% coupon	64	76	65	68	(4)
5.0% coupon	66	77	66	69	(3)
5.5% coupon	72	82	69	72	—
6.0% coupon	74	86	66	74	—
Agency CMBS(2)	96	102	94	96	—

(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data is sourced from J.P. Morgan and represents the spread to swap rate on newly issued Agency securities collateralized by multifamily properties.

Summary of Third Quarter 2025 Financial Performance
The increase in book value of $0.72 per common share for the third quarter of 2025 was driven by two main factors, the 10-year U.S. Treasury rate fell this quarter and mortgage spreads tightened relative to equivalent U.S. Treasury securities. In addition, net interest income and net interest spreads continued to improve and expenses in the third quarter were lower than the second quarter. We continued to raise capital through our ATM program, deploying the proceeds into additional investments. Our leverage trended down since the second quarter, primarily from asset appreciation.
The following table summarizes the changes in the Company's financial position during the third quarter of 2025:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of June 30, 2025 (1)			$1,498,493	$11.95
Net interest income		$30,611
Periodic interest from interest rate swaps		14,265
G & A and other operating expenses		(11,998)
Preferred stock dividends		(2,827)
Changes in fair value:
MBS and other	$157,435
TBAs	27,571
U.S. Treasury futures	(20,423)
Options on U.S. Treasury futures	(508)
Interest rate swaps	(30,320)
Interest rate swaptions	(1,279)
Total net change in fair value		132,476
Comprehensive income to common shareholders			162,527
Capital transactions:
Net proceeds from stock issuance (2)			256,347
Common dividends declared			(71,319)
Balance as of September 30, 2025 (1)			$1,846,048	$12.67
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from common stock issuance include approximately $254 million from ATM issuances and approximately $2 million from amortization of share-based compensation, net of grants, during the three months ended September 30, 2025.

FINANCIAL CONDITION
Investment Portfolio
Our investment portfolio (including TBAs) as of September 30, 2025, has increased approximately 60% compared to December 31, 2024. The following charts compare the composition of our MBS portfolio (including TBAs) as of the dates indicated:
We have added approximately $5.2 billion of Agency RMBS and $882 million of Agency CMBS during the nine months ended September 30, 2025, of which $263 million were pending settlement as of September 30, 2025. The Agency CMBS purchases have a different convexity profile compared to our Agency RMBS, which we believe adds diversification to our investment portfolio.
The following tables compare our fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	September 30, 2025
Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (2)(4)	Fair Value (3)(4)	Weighted Average
				Loan Age (in months)(5)	3 Month CPR (5)(6)	Estimated Duration (7)	Market Yield (8)
($s in thousands)
2.0%	$616,555	$626,357	$505,258	60	5.2%	7.45	4.70%
2.5%	526,783	546,065	451,782	61	7.6%	7.06	4.71%
4.0%	299,690	300,076	286,028	54	9.6%	5.96	4.75%
4.5% (1)	1,805,670	1,749,387	1,764,268	32	8.0%	5.50	4.87%
5.0%	3,466,247	3,402,253	3,464,184	21	6.9%	4.79	5.01%
5.5%	5,144,293	5,153,380	5,220,402	13	6.6%	3.70	5.24%
6.0%	497,167	505,328	511,272	14	7.4%	2.50	5.34%
TBA 4.0%	1,257,000	1,183,947	1,184,816	n/a	n/a	6.33	4.86%
TBA 4.5% (2)	840,000	833,230	834,619	n/a	n/a	3.56	4.57%
TBA 5.0%	254,000	252,163	251,912	n/a	n/a	4.91	5.12%
TBA 5.5%	250,000	251,709	251,953	n/a	n/a	3.48	5.36%
Total	$14,957,405	$14,803,895	$14,726,494	23	7.0%	4.63	5.03%

	December 31, 2024
Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (2)(4)	Fair Value (3)(4)	Weighted Average
				Loan Age (in months)(5)	3 Month CPR (5)(6)	Estimated Duration (7)	Market Yield (8)
($s in thousands)
2.0%	$655,356	$666,107	$516,541	51	5.0%	6.49	5.42%
2.5%	561,625	582,776	463,402	52	4.3%	6.37	5.33%
4.0%	324,615	325,091	299,774	45	6.4%	5.92	5.25%
4.5%	1,323,371	1,291,410	1,252,219	27	7.4%	5.79	5.33%
5.0%	2,356,262	2,315,518	2,284,613	18	5.7%	5.19	5.47%
5.5%	2,193,064	2,207,296	2,178,180	13	5.3%	4.53	5.61%
6.0%	303,470	307,211	307,509	13	13.2%	3.60	5.74%
TBA 4.0%	462,000	424,917	421,796	n/a	n/a	6.62	5.20%
TBA 4.5%	383,000	361,610	359,837	n/a	n/a	5.95	5.35%
TBA 5.0%	710,000	693,938	684,706	n/a	n/a	5.20	5.51%
TBA 5.5%	864,000	860,609	852,053	n/a	n/a	4.21	5.73%
Total	$10,136,763	$10,036,483	$9,620,630	23	6.1%	5.22	5.49%
(1)Includes $9 million of 4.5% 15-year Agency RMBS.
(2)Includes a notional amount of $690 million of 4.5% 15-year TBA securities.
(3)Implied cost basis of TBAs represents the forward price to be paid for the underlying Agency MBS.
(4)Fair value of TBAs is the implied market value of the underlying Agency security as of the end of the period.
(5)TBAs are included on the consolidated balance sheet within “derivative assets/liabilities” at their net carrying value which is the difference between their implied market value and implied cost basis. Please refer to Note 5 of the Notes to the Consolidated Financial Statements for additional information.
(6)TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.
(7)Constant prepayment rate (“CPR”) represents the 3-month CPR of Agency RMBS held as of date indicated.
(8)Duration measures the sensitivity of a security's price to the change in interest rates and represents the percent change in price of a security for a 100-basis point increase in interest rates. We calculate duration using third-party financial models and empirical data. Different models and methodologies can produce different estimates of duration for the same securities.
(9)Represents the weighted average market yield projected using cash flows generated from the forward curve based on market prices as of the date indicated and assuming zero volatility.

Our Agency CMBS consist of loans collateralized by multifamily properties. Though we expect our exposure to Agency CMBS to remain modest as a percentage of the total portfolio, we added selectively in the second and third quarters of 2025 where the risk-adjusted return profile aligned with our broader strategy. In addition to offering strong relative value, Agency CMBS help diversify and stabilize the portfolio's cash flow and total return profile, given their unique prepayment characteristics and underlying asset base.
Agency CMBS IO are backed by loans collateralized by multifamily properties. Our Agency CMBS IO are from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. According to Freddie Mac, 99.6% of the loans in K-deals are current as of June 30, 2025. Our non-Agency CMBS IO were all originated prior to 2018 and are backed by loans collateralized by a number of different property types, such as multifamily, office, retail, hotels, industrial, storage, and others. Our non-Agency CMBS IO investments are nearing maturity and have very little amortized cost remaining; any changes in actual payments may result in large swings in yield as shown below.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	September 30, 2025
($s in thousands)	Par/Notional Value	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$927,964	$929,273	$933,839	5.5	4.27%
CMBS IO	6,142,308	94,227	93,112	4.6	11.23%
Total		$1,023,500	$1,026,951

	December 31, 2024
($s in thousands)	Par/Notional Value	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$99,636	$99,848	$95,463	2.6	4.76%
CMBS IO	8,647,176	117,591	114,386	4.5	12.65%
Total		$217,439	$209,849
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the dates indicated and assuming zero volatility.
Repurchase Agreements
Our repurchase agreement borrowings increased to $12 billion as of September 30, 2025 from $7 billion as of December 31, 2024. These borrowings were used to partially finance our purchases of Agency MBS during the nine months ended September 30, 2025. We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Liquidity and Capital Resources” within Item 2 and “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 Compared to the Three Months Ended June 30, 2025
The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	September 30, 2025	June 30, 2025
Net interest income	$30,611	$23,128
Unrealized gain on investments, net	142,469	33,652
Loss on derivative instruments, net	(10,694)	(58,093)
Operating expenses, net	(11,998)	(12,293)
Preferred stock dividends	(2,827)	(2,680)
Net income (loss) to common shareholders	147,561	(16,286)
Other comprehensive income	14,966	4,064
Comprehensive income (loss) to common shareholders	$162,527	$(12,222)
Net Interest Income
Net interest income and net interest spread improved for the three months ended September 30, 2025, compared to the three months ended June 30, 2025 due to a larger portfolio of Agency RMBS with higher yields. Financing costs held steady at 4.45% for each of the three months ended September 30, 2025 and June 30, 2025.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	September 30, 2025			June 30, 2025
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$136,921	$11,137,193	4.92%	$102,738	$8,663,590	4.74%
Agency CMBS	5,380	488,441	4.32%	1,945	189,815	4.05%
CMBS IO (5)	1,740	97,693	7.02%	2,612	105,162	9.62%
Other investments	16	841	3.84%	12	940	4.40%
Subtotal	144,057	$11,724,168	4.91%	107,307	8,959,507	4.79%
Cash equivalents	5,622			4,439
Total interest income	$149,679			$111,746

Repurchase agreement financing	(119,068)	10,468,568	(4.45)%	(88,618)	7,871,627	(4.45)%
Net interest income/spread	$30,611		0.46%	$23,128		0.33%
Net periodic interest (6)	14,265		0.54%	12,349		0.63%
Economic net interest income/spread (6)	$44,876		1.00%	$35,477		0.96%
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
(6)Net periodic interest is the difference between the fixed interest rate we pay and the variable interest rate we receive on our interest rate swaps. It is a component of economic net interest income (expense), a non-GAAP measure. Please refer to the section below “Non-GAAP Financial Measures” for a reconciliation to the most comparable GAAP measure.

The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Three Months Ended
	September 30, 2025			June 30, 2025
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Income (1)	Average Balance	Implied Net Spread
TBAs	$3,548	$2,660,867	0.52%	$4,758	$2,425,857	0.78%

(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”

Gains (Losses) on Investments and Derivative Instruments
During the three months ended September 30, 2025, the fair value of our investment portfolio increased $185 million primarily due to a decline in the 10-year U.S. Treasury rate and tighter mortgage spreads to U.S. Treasuries. These gains were offset by net losses on our hedging portfolio of $(38) million, which is net of periodic interest of $14 million we earned from our interest rate swaps. Losses in our hedging portfolio occur when SOFR-based swap rates and U.S. Treasury rates decline relative to the rates in effect at the time we enter into a hedge.
During the three months ended June 30, 2025, the fair value of our investment portfolio increased $45 million primarily due to purchases of new investments during the second quarter. These gains were offset by net losses on our hedging portfolio of $(66) million, which is net of periodic interest of $12 million we earned from our interest rate swaps. Our hedge losses were primarily the result of the decline in SOFR-based swap rates and U.S. Treasury rates as of June 30, 2025 as compared to March 31, 2025.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	September 30, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$139,842	$14,768	$154,610
Agency CMBS	—	2,410	613	3,023
CMBS IO	—	223	(415)	(192)
Other investments	—	(6)	—	(6)
Subtotal	—	142,469	14,966	157,435
TBA securities (1)	56,112	(28,541)	—	27,571
Net gain on investments	$56,112	$113,928	$14,966	$185,006

Interest rate hedging portfolio:
U.S. Treasury futures	$(61,597)	$41,174	$—	$(20,423)
Interest rate swaps (2)	14,265	(30,320)	—	(16,055)
Interest rate swaptions	—	(1,279)	—	(1,279)
Options on U.S. Treasury futures	—	(508)	—	(508)
Net loss on interest rate hedges	$(47,332)	$9,067	$—	$(38,265)

Total net gain	$8,780	$122,995	$14,966	$146,741

	Three Months Ended
	June 30, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$29,102	$3,629	$32,731
Agency CMBS	—	4,266	426	4,692
CMBS IO	—	315	9	324
Other investments	—	(31)	—	(31)
Subtotal	—	33,652	4,064	37,716
TBA securities (1)	(21,014)	28,622	—	7,608
Net (loss) gain on investments	$(21,014)	$62,274	$4,064	$45,324

Interest rate hedging portfolio:
U.S. Treasury futures	$58,270	$(51,950)	$—	$6,320
Interest rate swaps (2)	12,349	(84,552)	—	(72,203)
Interest rate swaptions	—	182	—	182
Net gain (loss) on interest rate hedges	$70,619	$(136,320)	$—	$(65,701)

Total net gain (loss)	$49,605	$(74,046)	$4,064	$(20,377)
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)Realized gain (loss) for interest rate swaps consists of net periodic interest benefit of $14.3 million for the three months ended September 30, 2025 and $12.3 million for the three months ended June 30, 2025.

Operating Expenses
Operating expenses for the three months ended September 30, 2025, declined slightly compared to the three months ended June 30, 2025 primarily due to lower share-based compensation expenses.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Net Interest Income
Net interest income and net interest spread improved for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 due to the purchases of higher yielding Agency RMBS over the past year. Though interest expense has increased due to an increase in repurchase agreement borrowings used to finance these purchases, financing costs as a percentage of the average balance of borrowings have declined due to the FOMC’s lowering of the Federal Funds rate by 75 basis points since September 30, 2024.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Nine Months Ended
	September 30,
	2025			2024
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$329,734	9,188,117	4.78%	$207,291	$6,241,078	4.43%
Agency CMBS	8,059	256,516	4.14%	2,487	108,767	3.00%
CMBS IO (5)	6,685	105,316	8.48%	8,424	146,482	7.51%
Other investments	42	926	4.37%	59	1,502	4.83%
Subtotal	$344,520	$9,550,875	4.81%	$218,261	$6,497,829	4.47%
Cash equivalents	11,964			12,777
Total interest income	$356,484			$231,038

Repurchase agreement financing	(285,612)	8,407,509	(4.48)%	(232,048)	5,574,573	(5.47)%
Net interest income (expense)/spread	$70,872		0.33%	$(1,010)		(1.00)%
Net periodic interest (6)	37,465		0.59%	4,179		—%
Economic net interest income (expense)/spread (6)	$108,337		0.92%	$3,169		(1.00)%
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
(6)Net periodic interest is the difference between the fixed interest rate we pay and the variable interest rate we receive on our interest rate swaps. It is a component of economic net interest income (expense), a non-GAAP measure. Please refer to the section below “Non-GAAP Financial Measures” for a reconciliation to the most comparable GAAP measure.
The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Nine Months Ended
	September 30,
	2025			2024
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Expense (1)	Average Balance	Implied Net Spread
TBAs	$13,091	$2,496,558	0.69%	$(3,154)	$1,994,660	(0.21)%
(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”
Gains (Losses) on Investments and Derivative Instruments
During the nine months ended September 30, 2025, gains on our investment portfolio exceeded losses on our hedges by approximately $138 million, which includes $37 million in net periodic interest we earned from interest rate swaps. The fair value of our investment portfolio increased during the nine months ended September 30, 2025 primarily due to the tightening of mortgage spreads to U.S. Treasuries relative to wider spreads at the time we purchased investments this year. Interest and SOFR-based swap rates declined overall during the nine months ended September 30, 2025, which resulted in losses on our hedging portfolio.
During the nine months ended September 30, 2024, gains on our investment portfolio exceeded losses on our hedges by $114 million primarily because we purchased higher coupon investments during the nine months ended September 30, 2024 when spreads were wider as compared to September 30, 2024 when spreads were tighter.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Nine Months Ended
	September 30, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$278,204	$35,313	$313,517
Agency CMBS	—	6,785	2,165	8,950
CMBS IO	—	1,148	942	2,090
Other investments	—	(19)	—	(19)
Subtotal	—	286,118	38,420	324,538
TBA securities (1)	52,422	24,932	—	77,354
Net gain on investments	$52,422	$311,050	$38,420	$401,892

Interest rate hedging portfolio:
U.S. Treasury futures	$(29,129)	$(29,322)	$—	$(58,451)
Interest rate swaps (2)	37,465	(242,450)	—	(204,985)
Interest rate swaptions	—	(286)	—	(286)
Options on U.S. Treasury futures	—	(508)	—	(508)
Net gain (loss) on interest rate hedges	$8,336	$(272,566)	$—	$(264,230)

Total net gain	$60,758	$38,484	$38,420	$137,662

	Nine Months Ended
	September 30, 2024
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$78,405	$17,207	$95,612
Agency CMBS	(1,506)	1,073	1,989	1,556
CMBS IO	—	1,222	3,370	4,592
Other investments	—	173	47	220
Subtotal	(1,506)	80,873	22,613	101,980
TBA securities (1)	87,916	(53,885)	—	34,031
Net gains on investments	$86,410	$26,988	$22,613	$136,011

Interest rate hedging portfolio:
U.S. Treasury futures	$(237,694)	$225,525	$—	$(12,169)
Interest rate swaps	4,179	(14,334)	—	(10,155)
Net (losses) gains on interest rate hedges	$(233,515)	$211,191	$—	$(22,324)

Total net (loss) gain	$(147,105)	$238,179	$22,613	$113,687
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)Realized gain (loss) for interest rate swaps consists of net periodic interest benefit of $37.5 million for the nine months ended September 30, 2025 and $4.2 million for the nine months ended September 30, 2024.

Operating Expenses
Operating expenses for the nine months ended September 30, 2025 increased $9 million compared to the nine months ended September 30, 2024 due to higher salary, bonus, and share-based compensation expenses, primarily resulting from an increase in performance based compensation expenses and from the hiring of new employees. Audit and legal expenses have also increased in 2025 compared to 2024.

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
Reconciliations of each non-GAAP measure to certain GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	September 30, 2025	June 30, 2025
($s in thousands except per share data)
Comprehensive income (loss) to common shareholders (GAAP)	$162,527	$(12,222)
Less:
Change in fair value of investments (1)	(157,435)	(37,716)
Change in fair value of derivative instruments, net (2)	28,507	75,200
EAD to common shareholders (non-GAAP)	$33,599	$25,262
Average common shares outstanding	135,952,339	113,177,331
EAD per common share (non-GAAP)	$0.25	$0.22

Net interest income (GAAP)	$30,611	$23,128
Net periodic interest income earned from interest rate swaps	14,265	12,349
Economic net interest income (non-GAAP)	44,876	35,477
TBA drop income (3)	3,548	4,758
Total operating expenses	(11,998)	(12,293)
Preferred stock dividends	(2,827)	(2,680)
EAD to common shareholders (non-GAAP)	$33,599	$25,262

Net interest spread (GAAP)	0.46%	0.33%
Net periodic interest from interest rate swaps as a percentage of average repurchase borrowings	0.54%	0.63%
Economic net interest spread (non-GAAP)	1.00%	0.96%
(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)The following table reconciles “change in fair value of derivative instruments, net” to the “gain (loss) on derivative instruments, net” shown on the consolidated statements of comprehensive income.

	Three Months Ended
($s in thousands)	September 30, 2025	June 30, 2025
Loss on derivative instruments, net	$(10,694)	$(58,093)
Less:
TBA drop income	(3,548)	(4,758)
Net periodic interest income earned from interest rate swaps	(14,265)	(12,349)
Change in fair value of derivative instruments, net	$(28,507)	$(75,200)
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
During the nine months ended September 30, 2025, we issued 61,025,405 shares of common stock through our ATM program, resulting in proceeds of $776 million, net of broker commissions and fees. We partially deployed these proceeds into Agency RMBS and to post initial margin requirements related to a larger hedge portfolio including interest rate swaps, swaptions, and U.S. Treasury futures.
Our liquidity fluctuates based on our investment activities, leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unencumbered Agency MBS, which are recognized as assets on our consolidated balance sheet. In our measure of liquidity, we also include the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Our liquidity as of September 30, 2025, was over $1 billion, which consisted of unrestricted cash of $491 million, unencumbered Agency MBS with a fair value of $584 million, and noncash collateral pledged by our counterparties of $10 million. Our liquidity as of December 31, 2024, was $658 million.
We continuously monitor our liquidity, especially with potential risk events on the horizon, such as tariff changes, potential GSE transition, uncertainty regarding Federal Reserve policy decisions, the size of the Federal Reserve’s balance sheet, quantitative tightening or easing measures, federal government shutdowns, and the impact on global markets stemming from global central bank policies. We are also monitoring the wars and conflicts around the globe. We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds, which in turn have an impact on margin requirements. In performing these analyses, we also consider the current state of the fixed-income markets and the repurchase agreement markets to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. We have not experienced any material changes in the terms of our repurchase agreements with our counterparties, and they have not indicated to us any concerns regarding access to liquidity.
In addition to the GSE guarantee of principal payments on our Agency investments, we expect the capital and repurchase agreement markets will remain accessible at capacities sufficient to cover our short-term and long-term liquidity needs.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 7.5 times shareholders’ equity as of September 30, 2025. We include 100% of the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
Repurchase Agreements
Leverage based solely on repurchase agreement amounts outstanding was 6.0 times shareholders’ equity as of September 30, 2025. Our repurchase agreement borrowings are uncommitted with terms renewable at the discretion of our lenders and generally have original terms to maturity of overnight to six months, though in some instances, we may enter into longer-dated maturities depending on market conditions. We seek to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker-dealer subsidiaries of regulated financial institutions or primary dealers.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2025	$11,753,522	$10,468,568	$11,754,581
June 30, 2025	8,600,143	7,871,627	8,600,487
March 31, 2025	7,234,723	6,842,485	7,234,723
December 31, 2024	6,563,120	6,431,743	6,568,805
September 30, 2024	6,423,890	5,943,805	6,461,475
June 30, 2024	5,494,428	5,410,282	5,529,856
March 31, 2024	5,284,708	5,365,575	5,469,434

For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in the fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin or collateral. These demands are referred to as “margin calls,” and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of September 30, 2025, was consistent with prior periods, typically averaging less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. As of September 30, 2025, we had amounts outstanding under 28 different repurchase agreements and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. We do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of September 30, 2025, and we are not aware of circumstances that could potentially result in our non-compliance in the near future.
Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in cash. As of September 30, 2025, we had cash collateral posted to our counterparties of $333 million under these agreements.
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
The following table provides details on the “net receipts (payments) on derivative instruments” shown on our consolidated statements of cash flows for the periods indicated:

	Nine Months Ended
	September 30,
Cash received or paid by instrument:	2025	2024
	($s in thousands)
Interest rate swaps:
Net variation margin paid	$(213,055)	$(15,281)
Net periodic interest (1)	18,659	—
	(194,396)	(15,281)
U.S. Treasury futures:
Net variation margin (paid) received	(29,580)	205,921
Paid upon maturity/termination	(29,129)	(237,694)
	(58,709)	(31,773)
Options on U.S. Treasury futures
Premium paid at inception	(8,008)	—

TBA securities:
Received upon settlement	27,435	85,016

Net (payments) receipts on derivative instruments	$(233,678)	$37,962

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
We designate certain derivative instruments as interest rate hedges for tax purposes. Realized gains (losses) resulting from the difference in fair value and the amount of cash received or paid upon termination or maturity of designated derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are generally not recognized in REIT taxable income until future periods. Non-designated derivative instruments are included in GAAP earning and REIT taxable income in the same period the derivative instrument matures or is terminated by the Company. The table below provides the projected amortization of the Company's net deferred tax hedge gains that may be recognized as taxable income over the periods indicated, given conditions known as of September 30, 2025; however, uncertainty inherent in the forward interest rate curve makes future realized gains and losses difficult to estimate, and as such, these projections are subject to change for any given period.

Projected Period of Recognition for Tax Hedge Gains, Net	September 30, 2025
($ in thousands)
Fiscal year 2025	$99,310
Fiscal year 2026	97,916
Fiscal year 2027	93,327
Fiscal year 2028 and thereafter	396,988
$687,541
As of September 30, 2025, we also had $500 million in capital loss carryforwards, the majority of which will expire by December 31, 2028. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income, coupled with the degree of uncertainty about the trajectory of interest rates, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2025 or in any given year.
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

Critical accounting estimates are defined as those that require management's most difficult, subjective, or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2025

FORWARD-LOOKING STATEMENTS
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
•the political environment in the U.S.;
•the effect of the U.S. federal government shutdown on economic conditions;
•systems failures or cybersecurity incidents; and
•exposure to current and future claims and litigation.

Regulation FD Disclosures
We routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website at www.dynexcapital.com/investors and our LinkedIn page. We use these channels for purposes of compliance with Regulation FD and as routine channels for distribution of important information. While not all of the information that we post to the investor relations page of our website or to our LinkedIn page is of a material nature, some information could be deemed to be material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The web addresses are included in this Quarterly Report on Form 10-Q as textual references only and the information posted on these channels are not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC.

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

	September 30, 2025
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.7%	22.8%	1.6%	13.6%	(2.0)%	(16.6)%	(4.1)%	(35.0)%
CMBS	0.2%	1.9%	0.1%	0.9%	(0.1)%	(0.9)%	(0.2)%	(1.8)%
CMBS IO	—%	0.1%	—%	0.1%	—%	(0.1)%	—%	(0.1)%
TBAs	0.7%	6.2%	0.4%	3.5%	(0.5)%	(3.9)%	(1.0)%	(8.1)%
Interest rate hedges	(4.7)%	(39.9)%	(2.3)%	(19.9)%	2.3%	19.8%	4.7%	39.9%
Total	(1.1)%	(8.9)%	(0.2)%	(1.8)%	(0.3)%	(1.7)%	(0.6)%	(5.1)%

	December 31, 2024
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.6%	33.0%	1.9%	17.4%	(2.0)%	(18.3)%	(4.1)%	(37.1)%
CMBS	0.1%	0.5%	—%	0.2%	—%	(0.2)%	(0.1)%	(0.5)%
CMBS IO	—%	0.3%	—%	0.1%	—%	(0.1)%	—%	(0.3)%
TBAs	1.0%	9.6%	0.6%	5.3%	(0.7)%	(6.0)%	(1.3)%	(12.2)%
Interest rate hedges	(5.0)%	(46.2)%	(2.5)%	(22.6)%	2.3%	21.2%	4.6%	41.9%
Total	(0.3)%	(2.8)%	—%	0.4%	(0.4)%	(3.4)%	(0.9)%	(8.2)%

				September 30, 2025		December 31, 2024
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.1)%	(1.1)%	(0.3)%	(2.5)%
		+50	+100	(0.5)%	(4.1)%	(0.7)%	(6.6)%
	Flattening	+50	+25	(0.2)%	(1.4)%	(0.3)%	(2.5)%
		+100	+50	(0.3)%	(2.8)%	(0.5)%	(4.9)%
Bullish	Steepening	-25	+0	0.1%	0.8%	0.1%	1.4%
		-50	-10	0.1%	1.2%	0.3%	2.6%
		-75	-25	0.1%	1.1%	0.4%	3.6%
	Flattening	+0	-25	(0.1)%	(1.1)%	—%	(0.4)%
		-10	-50	(0.3)%	(2.9)%	(0.1)%	(1.1)%
		-25	-75	(0.7)%	(6.0)%	(0.3)%	(3.0)%
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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	September 30, 2025		December 31, 2024
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.0)%	(8.8)%	(1.1)%	(10.4)%
+10	(0.5)%	(4.4)%	(0.6)%	(5.2)%
-10	0.5%	4.4%	0.6%	5.2%
-20/-50 (2)	1.0%	8.8%	1.1%	10.4%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Other Market Risks
In addition to the risks discussed above, we are also subject to prepayment risk, credit risk, liquidity risk, and reinvestment risk. We have not experienced any material changes in these risks during the nine months ended September 30, 2025. Please refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks,” in our 2024 Form 10-K for further discussion.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our co-principal executive officers and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in total, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2024 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized a share repurchase program (the “Program”) of up to $100 million of the Company’s outstanding shares of common stock and up to $50 million of the Company’s Series C Preferred Stock through open market transactions, privately negotiated transactions, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act, block transactions or otherwise. The Program permits the Company to repurchase shares of common stock or Series C Preferred Stock at any time or from time to time at management’s discretion. The actual means and timing of any shares purchased under the Program will depend on a variety of factors, including, but not limited to, the market prices of the common stock and the Series C Preferred Stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program does not obligate the Company to purchase any shares, and any open market repurchases under the Program will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. The Program is authorized through April 30, 2026, although it may be modified or terminated by the Board of Directors at any time.

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended September 30, 2025. Employees forfeited 93,306 common shares to cover payroll tax withholding on share-based compensation that vested during the nine months ended September 30, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended September 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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

10.1
Amendment No. 7, dated July 29, 2025 to the Distribution Agreement, dated June 29, 2018, as amended on May 31, 2019, August 3, 2021, June 3, 2022, February 10, 2023, October 29, 2024, and May 1, 2025, by and among Dynex Capital, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Janney Montgomery Scott LLC, JonesTrading Institutional Services LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC. (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed July 29, 2025).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	October 27, 2025	/s/ Byron L. Boston
Byron L. Boston
Co-Chief Executive Officer and Chairman of the Board
(Co-Principal Executive Officer)

Date:	October 27, 2025	/s/ Smriti L. Popenoe
Smriti L. Popenoe
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date:	October 27, 2025	/s/ Robert S. Colligan
Robert S. Colligan
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)