Form 10-Q
period 2026-03-31
DYNEX CAPITAL INC
filed 2026-04-27
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-09819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
140 Eastshore Drive, Suite 100
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
Yes           ☐           No            ☒

On April 24, 2026, the registrant had 215,150,907 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Cash and cash equivalents	$773,138	$531,043
Cash collateral posted to counterparties	516,502	399,344
Mortgage-backed securities (including pledged assets of $22,120,332 and $14,593,470, respectively), at fair value	22,943,257	16,306,988
Due from counterparties	3,434	17,425
Derivative assets	695	10,498
Accrued interest receivable	97,454	67,940
Other assets	8,872	8,940
Total assets	$24,343,352	$17,342,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$21,045,457	$13,904,231
Due to counterparties	379,893	811,656
Derivative liabilities	14,121	4,830
Cash collateral posted by counterparties	—	8,373
Accrued interest payable	131,426	95,196
Dividends payable	41,893	37,171
Other liabilities	9,292	18,577
Total liabilities	21,622,082	14,880,034

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 360,000,000 shares authorized; 207,154,465 and 174,814,912 shares issued and outstanding, respectively	2,072	1,748
Additional paid-in capital	3,368,130	2,921,551
Accumulated other comprehensive loss	(127,209)	(127,061)
Accumulated deficit	(629,566)	(441,937)
Total shareholders’ equity	2,721,270	2,462,144
Total liabilities and shareholders’ equity	$24,343,352	$17,342,178
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
($s in thousands except per share data)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME (EXPENSE)
Interest income	$257,390	$95,059
Interest expense	(178,136)	(77,926)
Net interest income	79,254	17,133

OTHER GAINS (LOSSES)
Realized gain on sales of investments, net	8,721	—
Unrealized (loss) gain on investments, net	(251,811)	109,997
Gain (loss) on derivative instruments, net	104,727	(118,088)
Total other gains (losses), net	(138,363)	(8,091)

EXPENSES
Compensation and benefits	(15,309)	(7,919)
Other general and administrative	(5,169)	(3,845)
Other operating expenses	(775)	(354)
Total operating expenses	(21,253)	(12,118)

Net loss	(80,362)	(3,076)
Preferred stock dividends	(2,658)	(1,923)
Net loss to common shareholders	$(83,020)	$(4,999)

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments	$(148)	$19,390
Total other comprehensive (loss) income	(148)	19,390
Comprehensive (loss) income to common shareholders	$(83,168)	$14,391

Weighted average common shares-basic	200,084,349	90,492,327
Weighted average common shares-diluted	200,084,349	90,492,327
Net loss per common share-basic	$(0.41)	$(0.06)
Net loss per common share-diluted	$(0.41)	$(0.06)
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($s in thousands)

	For the Three Months Ended March 31, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	4,460,000	$107,843	174,814,912	$1,748	$2,921,551	$(127,061)	$(441,937)	$2,462,144
Stock issuance	—	—	32,101,365	321	441,422	—	—	441,743
Share-based compensation, net of amortization	—	—	406,946	4	7,662	—	—	7,666
Adjustments for tax withholding on share-based compensation	—	—	(168,758)	(1)	(2,366)	—	—	(2,367)
Stock issuance costs	—	—	—	—	(139)	—	—	(139)
Net loss	—	—	—	—	—	—	(80,362)	(80,362)
Dividends on preferred stock	—	—	—	—	—	—	(2,658)	(2,658)
Dividends on common stock	—	—	—	—	—	—	(104,609)	(104,609)
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Balance as of March 31, 2026	4,460,000	$107,843	207,154,465	$2,072	$3,368,130	$(127,209)	$(629,566)	$2,721,270

	For the Three Months Ended March 31, 2025
Balance as of December 31, 2024	4,460,000	$107,843	84,491,800	$845	$1,742,471	$(172,489)	$(493,734)	$1,184,936
Stock issuance	—	—	17,604,999	176	239,482	—	—	239,658
Share-based compensation, net of amortization	—	—	188,702	2	2,027	—	—	2,029
Adjustments for tax withholding on share-based compensation	—	—	(59,146)	(1)	(1,180)	—	—	(1,181)
Stock issuance costs	—	—	—	—	(19)	—	—	(19)
Net loss	—	—	—	—	—	—	(3,076)	(3,076)
Dividends on preferred stock	—	—	—	—	—	—	(1,923)	(1,923)
Dividends on common stock	—	—	—	—	—	—	(43,899)	(43,899)
Other comprehensive income	—	—	—	—	—	19,390	—	19,390
Balance as of March 31, 2025	4,460,000	$107,843	102,226,355	$1,022	$1,982,781	$(153,099)	$(542,632)	$1,395,915
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($s in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net loss	$(80,362)	$(3,076)
Adjustments to reconcile net loss to cash provided by operating activities:
Realized gain on sales of investments, net	(8,721)	—
Unrealized loss (gain) on investments, net	251,811	(109,997)
(Gain) loss on derivative instruments,net	(104,727)	118,088
Amortization of investment premiums, net	5,951	7,961
Other amortization and depreciation	545	496
Share-based compensation expense	7,666	2,029
Increase in accrued interest receivable	(29,514)	(3,845)
Increase in accrued interest payable	36,230	2,189
Change in other assets and liabilities, net	(9,030)	(7,482)
Net cash provided by operating activities	69,849	6,363
Investing activities:
Purchases of investments	(8,453,854)	(957,078)
Principal payments received on trading securities	453,334	120,906
Principal payments received on available-for-sale investments	18,000	59,986
Proceeds from sales of trading securities	633,301	—
Principal payments received on mortgage loans held for investment	17	67
Net receipts (payments) on derivative instruments	169,042	(137,035)
(Decrease) increase in cash collateral posted by counterparties	(8,373)	4,798
Net cash used in investing activities	(7,188,533)	(908,356)
Financing activities:
Borrowings under repurchase agreements	51,354,129	22,760,699
Repayments of repurchase agreement borrowings	(44,212,903)	(22,089,096)
Proceeds from issuance of common stock	441,743	239,658
Cash paid for stock issuance costs	(120)	—
Payments related to tax withholding for share-based compensation	(2,367)	(1,181)
Dividends paid	(102,545)	(41,616)
Net cash provided by financing activities	7,477,937	868,464

Net increase (decrease) in cash, including cash posted to counterparties	359,253	(33,529)
Cash including cash collateral posted to counterparties at beginning of period	930,387	621,539
Cash including cash collateral posted to counterparties at end of period	$1,289,640	$588,010

Supplemental Disclosure of Cash Activity:
Cash paid for interest on repurchase agreements	$141,905	$75,738
Noncash Investing Activities:

Payable for investments pending settlement	$347,107	$325,401
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Dynex Capital, Inc. (“Dynex” or the “Company”) is a real estate investment trust (“REIT”) structured to deliver dividends to shareholders supported by long term returns from investments in mortgage assets backed by U.S. housing and commercial real estate. The Company’s common stock and preferred stock trade on the New York Stock Exchange (“NYSE”) under the ticker symbols “DX” and “DXPRC”, respectively.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2026. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimate used by management relates to the fair value measurement of its investments, including TBA securities accounted for as derivative instruments, which is discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of March 31, 2026.
Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company did not consolidate any variable interest entities (“VIEs”) as of March 31, 2026. The Company consolidates a VIE if the Company is determined to be the VIE’s primary beneficiary, which is defined as the party that has both (i) the power to control the activities that most significantly impact the VIE’s financial performance; and (ii) the right to receive benefits or absorb losses that could potentially be significant to the VIE. The Company reconsiders its evaluation of whether to consolidate a VIE on an ongoing basis, based on changes in the facts and circumstances pertaining to the VIE. Though the Company invests in Agency and non-Agency MBS which are generally considered to be interests in VIEs, the Company does not consolidate these entities because it does not meet the criteria to be deemed the primary beneficiary. The maximum exposure to loss for these VIEs is the carrying value of the MBS.

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

net amount is recorded as a liability within “cash collateral posted by counterparties” on the Company’s consolidated balance sheets.
The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of March 31, 2026 presented herein that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the three months ended March 31, 2026:

($s in thousands)	March 31, 2026
Cash and cash equivalents	$773,138
Cash collateral posted to counterparties	516,502
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$1,289,640
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
Interest Income, Premium Amortization, and Discount Accretion. Interest income on MBS is accrued based on the outstanding principal balance (or notional balance in the case of IO securities) and the contractual terms. Premiums or discounts associated with the purchase of MBS are amortized or accreted into interest income over the life of such securities using the effective interest method, and adjustments to premium amortization and discount accretion are made for actual cash payments received. On at least a quarterly basis, the Company reviews and makes any necessary adjustments to its cash flows and updates the yield recognized on these assets.
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

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company may also use options on U.S. Treasury futures, which are initially recorded at the price of the premium paid at inception. Subsequent changes in fair value are recorded in “gain (loss) on derivatives instruments” until the option is exercised or the contract expires. If the option expires unexercised, the realized loss is limited to the premium paid at inception. If exercised, the realized gain or loss on the option is equal to the difference between the fair value of the underlying U.S. Treasury future and the premium paid at inception.
The Company purchases to-be-announced (“TBA”) securities as a means of investing in non-specified

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Share-Based Compensation
The Company’s 2025 Plan reserves for issuance up to 12,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, RSUs, stock appreciation rights, PSUs, and performance-based cash awards (collectively, “awards”). Awards previously granted under the 2020 Plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2020 Plan. As of March 31, 2026, there were 9,426,189 common shares remaining available for issuance under the 2025 Plan.
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
The Company also has PSUs issued and outstanding which contain Company performance-based conditions. PSUs subject to Company performance-based conditions are initially recognized as equity at their fair value which is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is recognized as expense using the straight-line method until the earlier of the vesting date specified within each award or the date the employee becomes eligible for retirement. Adjustments are made, if necessary, based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis.
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
Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. In the opinion of management, the Company did not have any material pending lawsuits, claims, or other contingencies as of March 31, 2026 or December 31, 2025.
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

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended
	March 31,
($s in thousands)	2026	2025
Weighted average number of common shares outstanding - basic	200,084,349	90,492,327
Incremental common shares-unvested RSUs	—	—
Incremental common shares-unvested PSUs	—	—
Weighted average number of common shares outstanding - diluted	200,084,349	90,492,327

Net loss to common shareholders	$(83,020)	$(4,999)
Net loss per common share-basic	$(0.41)	$(0.06)
Net loss per common share-diluted	$(0.41)	$(0.06)
The calculation of diluted net loss per common share for the three months ended March 31, 2026 and March 31, 2025 excludes unvested RSUs and PSUs of 1,303,235 and 547,845, respectively, which would have been anti-dilutive for the period.

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	March 31, 2026
($s in thousands)	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$21,113,033	$1,199,336	$29,425	$22,341,794
Gross unrealized gain	114,040	5,226	6	119,272
Gross unrealized loss	(222,416)	(4,908)	(1,180)	(228,504)
Fair value through net income	$21,004,657	$1,199,654	$28,251	$22,232,562

Measured at fair value through OCI:
Amortized cost	$738,635	$47,211	$52,058	$837,904
Gross unrealized gain	—	19	2,763	2,782
Gross unrealized loss	(126,078)	(2,083)	(1,830)	(129,991)
Fair value through OCI	$612,557	$45,147	$52,991	$710,695

Total	$21,617,214	$1,244,801	$81,242	$22,943,257

	December 31, 2025
	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$14,233,682	$1,165,674	$30,680	$15,430,036
Gross unrealized gain	236,304	8,293	20	244,617
Gross unrealized loss	(99,899)	(995)	(1,147)	(102,041)
Fair value through net income	$14,370,087	$1,172,972	$29,553	$15,572,612

Measured at fair value through OCI:
Amortized cost	$757,127	$47,433	$56,877	$861,437
Gross unrealized gain	—	25	2,620	2,645
Gross unrealized loss	(125,854)	(2,087)	(1,765)	(129,706)
Fair value through OCI	$631,273	$45,371	$57,732	$734,376

Total	$15,001,360	$1,218,343	$87,285	$16,306,988

(1) The Company held a notional balance of Agency CMBS IO and non-Agency CMBS IO of $4,771,493 and $1,019,323, respectively, as of March 31, 2026, and $4,928,803 and $1,071,722, respectively, as of December 31, 2025.

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

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
($s in thousands)	2026	2025
Agency RMBS	$(244,781)	$109,260
Agency CMBS	(6,981)	110
CMBS IO	(47)	609
Other investments	(2)	18
Unrealized (loss) gain on investments, net	$(251,811)	$109,997

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
($s in thousands)	2026	2025
Realized gain on sales of MBS - FVO	$8,721	$—
Realized loss on sale of MBS - FVO	—	—
Total realized gain on sales of investments, net	$8,721	$—

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	March 31, 2026			December 31, 2025
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$1,459	$(15)	3	$730	$(1)	2
Non-Agency MBS	16	(1)	1	208	(22)	3

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$698,491	$(129,959)	54	$721,536	$(129,658)	56
Non-Agency MBS	391	(16)	3	752	(25)	3

The unrealized loss positions on the Company’s MBS designated as AFS as of March 31, 2026 and December 31, 2025 were the result of higher interest rates and wider spreads to U.S. Treasuries compared to at the time of purchase. The unrealized loss positions are not credit related; therefore, the Company did not record an allowance for credit losses as of March 31, 2026 or December 31, 2025. The Company has the ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, which are not guaranteed by a GSE, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – REPURCHASE AGREEMENTS
The Company’s repurchase agreements outstanding as of March 31, 2026 and December 31, 2025 are summarized in the following tables:

	March 31, 2026			December 31, 2025
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)
($s in thousands)
Agency RMBS	$19,845,289	3.80%	$20,871,318	$12,857,827	4.09%	$13,496,489
Agency CMBS	1,125,561	3.81%	1,170,554	967,024	4.07%	1,012,532
Agency CMBS IO	72,929	4.15%	76,577	77,057	4.41%	81,913
Non-Agency CMBS IO	1,678	4.57%	1,883	2,323	4.72%	2,536
Total	$21,045,457	3.80%	$22,120,332	$13,904,231	4.10%	$14,593,470
(1) Amounts disclosed for fair value of collateral pledged include amounts pledged to cover margin calls, which may differ in collateral type from the initial collateral type pledged.

The Company’s equity at risk did not exceed 10% with any single counterparty as of March 31, 2026.
The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	March 31, 2026			December 31, 2025
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$8,026,127	3.81%	77	$9,146,566	4.11%	75
30 to 90 days	12,451,246	3.80%	95	4,757,665	4.07%	94
91 to 180 days	568,084	3.75%	173	—	—%	—
Total	$21,045,457	3.80%	90	$13,904,231	4.10%	81

The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $131 million as of March 31, 2026 from $95 million as of December 31, 2025.
The Company’s counterparties, as set forth in the master repurchase agreement with each counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of March 31, 2026.
The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

presented them on a net basis as of March 31, 2026 and December 31, 2025:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2026:
Repurchase agreements	$21,045,457	$—	$21,045,457	$(21,045,457)	$—	$—

December 31, 2025:
Repurchase agreements	$13,904,231	$—	$13,904,231	$(13,904,231)	$—	$—
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
The table below provides detail of the Company’s gain and losses by type of derivative instrument for the periods indicated:

	Three Months Ended
	March 31,
Type of Derivative Instrument	2026	2025
($s in thousands)
U.S. Treasury futures	$35,308	$(44,347)
Interest rate swaps	86,289	(116,726)
Interest rate swaptions	(335)	811
Options on U.S. Treasury futures	(2,656)	—
TBA securities	(13,879)	42,174
Gain (loss) on derivative instruments, net	$104,727	$(118,088)

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Type of Derivative Instrument	Balance Sheet Location	Purpose	March 31, 2026	December 31, 2025
($s in thousands)
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$—	$2,657
TBA securities	Derivative assets	Investing	695	7,841
Total derivatives assets			$695	$10,498

Interest rate swaptions	Derivative liabilities	Economic hedging	$4,380	$4,045
TBA securities	Derivative liabilities	Investing	9,741	785
Total derivatives liabilities			$14,121	$4,830
The table below presents information regarding the long positions in SOFR-based interest rate swaptions and options on U.S. Treasury futures held by the Company as of the dates indicated:

	Option				Underlying Financial Instrument
($s in thousands)	Cost (1)	Fair Value	Carrying Value (1)	Notional Amount	Average Fixed Receive Rate	Type of Instrument
As of March 31, 2026:
1-2 year interest rate swaptions	$11,725	$7,345	$(4,380)	$750,000	3.25%	5 year SOFR-based swap
3-month options on U.S. Treasury futures	—	—	—	—	n/a	10-year U.S. Treasury future

As of December 31, 2025:
1-2 year interest rate swaptions	$11,725	$7,680	$(4,045)	$750,000	3.25%	5 year SOFR-based swap
3-month options on U.S. Treasury futures	3,981	2,657	2,657	500,000	n/a	10-year U.S. Treasury future
(1)The Company pays the premium for its interest rate swaptions at the end of the option period, so the carrying value on the Company's consolidated balance sheets is fair value, net of the payable for the unpaid premium as of the periods indicated. The Company pays the premium for its options on U.S. Treasury futures at inception, so the carrying value is equal to the fair value as of the periods indicated.
Because the daily margin exchanged for the Company’s U.S. Treasury futures and interest rate swaps are considered legal settlement of the derivative as opposed to a pledge of collateral, these instruments have a carrying value of $0 on the Company’s consolidated balance sheets. The Company’s U.S. Treasury futures, excluding the recognition of variation margin settlements, were in a net asset position of $58 million as of March 31, 2026 and a net asset position of $22 million as of December 31, 2025, and its interest rate swaps were in a net asset position of $39 million as of March 31, 2026 and net liability position of $(46) million as of December 31, 2025. The amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures and its interest rate swaps was $486 million as of March 31, 2026 and $392 million as of December 31, 2025, which was recorded within “cash collateral posted to counterparties.” The Company had a margin payable of $26 million as of March 31, 2026 recorded within “due to counterparties” and $17 million as of December 31, 2025 recorded within “due from counterparties.”
The table below presents information regarding the pay fixed/receive variable SOFR-based interest rate swaps the Company held as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2026		December 31, 2025
Pay Fixed Interest Rate Swaps - Years to Maturity	Notional Amount	Weighted Average Pay Fixed Rate	Notional Amount	Weighted Average Pay Fixed Rate
($s in thousands)
3-5 years	$4,400,000	3.43%	$2,450,000	3.42%
5-7 years	4,060,000	3.65%	4,070,000	3.66%
7-10 years	4,120,000	3.85%	3,090,000	3.87%
10-15 years	—	—%	75,000	3.77%
	$12,580,000	3.64%	$9,685,000	3.66%
The table below presents information regarding the notional amounts of the short positions in U.S. Treasury futures held by the Company as of the dates indicated:

U.S. Treasury Futures	March 31, 2026	December 31, 2025
($s in thousands)
5-year U.S. Treasury futures	$—	$(30,000)
10-year U.S. Treasury futures	(1,917,500)	(1,475,000)
30-year U.S. Treasury futures	(1,231,600)	(1,153,500)
	$(3,149,100)	$(2,658,500)
The following table summarizes information about the notional amounts of the Company's long positions in TBA securities as of the dates indicated:

TBA securities	March 31, 2026	December 31, 2025
($s in thousands)
Implied market value (1)	$1,822,047	$3,121,122
Implied cost basis (2)	1,831,093	3,114,066
Net carrying value (3)	$(9,046)	$7,056
(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the dates indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the dates indicated.
(3) Net carrying value represents the difference between the implied market value and the implied cost basis of the Company’s TBA securities as of the dates indicated. The total shown is the net amount included on the consolidated balance sheets as derivative assets of $695 and derivative liabilities of $9,741 as of March 31, 2026 and $7,841 and $785, respectively, as of December 31, 2025.

Volume of Activity
The table below summarizes changes in the Company’s derivative instruments for the three months ended March 31, 2026:

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(2,658,500)	$(6,489,700)	$5,999,100	$(3,149,100)
Interest rate swaps	9,685,000	2,905,000	(10,000)	12,580,000
Interest rate swaptions	750,000	—	—	750,000
Options on U.S. Treasury futures	500,000	—	(500,000)	—
TBA securities	3,189,000	12,782,000	(14,111,000)	1,860,000

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting
The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2026 and December 31, 2025:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
March 31, 2026
TBA securities	$695	$—	$695	(557)	$—	$138
Derivative assets	$695	$—	$695	$(557)	$—	$138
December 31, 2025
Options on U.S. Treasury futures	$2,657	$—	$2,657	$—	$—	$2,657
TBA securities	7,841	—	7,841	(689)	(6,333)	819
Derivative assets	$10,498	$—	$10,498	$(689)	$(6,333)	$3,476

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
March 31, 2026
Interest rate swaptions	$4,380	$—	$4,380	$—	$—	$4,380
TBA securities	9,741	—	9,741	(557)	(9,184)	—
Derivative liabilities	$14,121	$—	$14,121	$(557)	$(9,184)	$4,380

December 31, 2025
Interest rate swaptions	$4,045	$—	$4,045	$—	$—	$4,045
TBA securities	785	—	785	(689)	(96)	—
Derivative liabilities	$4,830	$—	$4,830	$(689)	$(96)	$4,045
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

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

($s in thousands)	March 31, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
MBS	$22,943,257	$—	$22,943,257	$—	$16,306,988	$—	$16,306,988	$—
TBA securities (1)	695	—	695	—	7,841	—	7,841	—
Option on U.S. Treasury futures	—	—	—	—	2,657	2,657	—	—
Mortgage loans (2)	599	—	—	599	618	—	—	618
Total	$22,944,551	$—	$22,943,952	$599	$16,318,104	$2,657	$16,314,829	$618

Liabilities:
TBA securities (1)	$9,741	$—	$9,741	$—	$785	$—	$785	$—
Interest rate swaptions (3)	4,380	—	4,380	—	4,045	—	4,045	—
Total	$14,121	$—	$14,121	$—	$4,830	$—	$4,830	$—
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

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans are considered Level 3 because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10% in measuring the fair value of its Level 3 assets as of March 31, 2026 and as of December 31, 2025.
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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of March 31, 2026. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. As of April 15, 2025, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. In addition, the Series C Preferred Stock will now pay a quarterly cumulative cash dividend at a percentage of its $25.00 liquidation value per share equal to 3-month term SOFR plus the statutorily prescribed tenor spread adjustment of 0.26161% in addition to the spread pursuant to the terms of the Series C Preferred Stock of 5.461% for a total spread of 5.723%. The Company paid a quarterly dividend of $0.58711 per share of Series C Preferred Stock on April 15, 2026 to shareholders of record as

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of April 1, 2026.
Common Stock. During the three months ended March 31, 2026, the Company issued 32,101,365 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $442 million, net of broker commissions and fees. The Company declared monthly dividends on its common stock totaling $0.51 for the three months ended March 31, 2026. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, management’s view on long-term returns, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Three Months Ended
	March 31,
	2026		2025
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	25,105	$12.34	93,595	$12.78
Granted	—	—	—	—
Vested	(16,265)	12.25	(28,792)	13.42
Awards outstanding, end of period	8,840	$12.50	64,803	$12.50

Target RSUs: (1)
Awards outstanding, beginning of period	738,223	$12.79	463,070	$12.64
Granted	428,123	13.67	152,870	14.06
Vested	(213,496)	12.66	(125,948)	12.77
Awards outstanding, end of period	952,850	$13.21	489,992	$13.05

Target PSUs: (2)
Awards outstanding, beginning of period	693,414	$12.26	482,409	$12.32
Granted	590,231	13.68	—	—
Vested	—	—	—	—
Awards outstanding, end of period	1,283,645	$12.91	482,409	$12.32
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

Restricted stock granted to employees generally vests in equal installments over a period of 3 years. RSUs generally vest in equal installments over a period of 3 years if granted to employees and one year if granted to a non-employee director. PSUs cliff vest based on performance results measured over a period of 3 years. The Company expects 130% of the remaining target PSUs outstanding as of March 31, 2026 will be settled on their vesting dates.

DYNEX CAPITAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the dividends payable to the Company’s shareholders for common and preferred stock as well as to its employees and directors for DERs related to its outstanding RSUs and PSUs as of the dates indicated:

Dividends Payable	March 31, 2026	December 31, 2025
($s in thousands)
RSU DERs	$1,343	$1,578
PSU DERs	3,158	3,423
Accrued DERs	4,501	5,001

Common stock dividends	$35,181	$29,877
Preferred stock dividends	2,211	2,293
Accrued dividends	37,392	32,170

Total dividends payable	$41,893	$37,171
Total share-based compensation expense recognized by the Company for the three months ended March 31, 2026 was $8 million compared to $2 million for the three months ended March 31, 2025. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of March 31, 2026, which will be amortized over the period disclosed:

	March 31, 2026
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$100	0.9 years
RSUs	6,733	5.0 years
PSUs	6,935	2.3 years
Total	$13,768	3.6 years

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
The Company’s revenue is derived from its investment portfolio, which currently consists of primarily Agency RMBS. The Company’s chief operating decision maker (“CODM”) is its Co-CEO and President. Segment performance is measured by and resource allocation decisions are based on “comprehensive income (loss) to common shareholders.” The segment’s significant expense categories as shown on the Company’s consolidated statement of comprehensive income are regularly provided to the CODM for review and are also used to make resource allocation decisions. Segment assets are total assets as shown on the Company’s consolidated balance sheet.

NOTE 9 - SUBSEQUENT EVENTS
Subsequent to March 31, 2026, the Company issued 8 million shares of its common stock through its ATM program, for which it received proceeds of approximately $103 million, net of commissions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW
During the first quarter of 2026, financial markets experienced increased volatility as investors reassessed the outlook for inflation, monetary policy, and global growth amid heightened geopolitical uncertainty. While the U.S. economy continued to expand at a moderate pace, uncertainty around the inflation trajectory led market participants to reduce expectations for near‑term Federal Reserve policy easing. Funding markets remained orderly, and liquidity across the mortgage and repo markets continued to function effectively. Spreads across Agency MBS widened meaningfully, particularly late in the quarter, as periodic correlation with risky assets increased amid macroeconomic and geopolitical developments.
Against this backdrop, Agency MBS continues to offer attractive long‑term return potential relative to other high‑quality fixed‑income assets, particularly given muted new mortgage origination supply and the sector’s strong liquidity profile. We continue to monitor monetary policy, inflation trends, housing market activity, supply‑and‑demand dynamics, and geopolitical developments, as we assess their potential impact on interest rates, spreads, prepayment behavior, and financing conditions. We remain focused on disciplined portfolio construction, liquidity management, and risk positioning as market conditions continue to evolve.
The charts below show the range of U.S. Treasury and Secured Overnight Funding Rate (“SOFR”)-based swap rates for the three months ended March 31, 2026 and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:		Change in Spreads YTD
Investment Type: (1)	March 31, 2026	December 31, 2025
Agency RMBS:
2.0% coupon	73	70	3
2.5% coupon	76	73	3
4.0% coupon	52	50	2
4.5% coupon	53	45	8
5.0% coupon	56	46	10
5.5% coupon	63	51	12
6.0% coupon	64	54	10
Agency CMBS(2)	84	82	2
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data is sourced from J.P. Morgan and represents the spread to swap rate on newly issued Agency securities collateralized by multifamily properties.

Summary of First Quarter 2026 Financial Performance
For the first quarter of 2026, our total economic return of $(0.34) per common share was comprised of a decrease in book value of $(0.85) per common share offset by dividends declared of $0.51 per common share. The decrease in book value per common share was driven by a net loss of $(140) million on our investment portfolio, net of hedges, which resulted primarily from widening mortgage spreads late in the quarter. We grew our capital base by $442 million, using the proceeds to opportunistically add investments of $6 billion, net of sales. Our adjusted leverage increased to 8.6 times equity primarily due to our use of repurchase agreement borrowings to partially finance these purchases.
Our interest income continued to increase as a result of our deployment of capital into Agency MBS purchases over recent quarters. In addition, the Federal Reserve's rate cuts in 2025 continued to benefit our repurchase agreement financing costs, which declined 33 basis points for the first quarter of 2026 compared to the prior quarter. Operating expenses for the first quarter of 2026 included an increase of $3.4 million in share-based compensation expense, largely due to accelerated vesting conditions for equity grants associated with the departure of the Company's former chief financial officer.

The following table summarizes the changes in the Company's financial position during the three months ended March 31, 2026:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of December 31, 2025 (1)			$2,350,644	$13.45
Net interest income		$79,254
Periodic interest from interest rate swaps		1,698
G & A and other operating expenses		(21,253)
Preferred stock dividends		(2,658)
Changes in fair value:
MBS and other	$(243,238)
TBAs	(13,879)
U.S. Treasury futures	35,308
Options on U.S. Treasury futures	(2,656)
Interest rate swaps	84,591
Interest rate swaptions	(335)
Total net change in fair value		(140,209)
Comprehensive loss to common shareholders			(83,168)
Capital transactions:
Net proceeds from stock issuance (2)			446,903
Common dividends declared			(104,609)
Balance as of March 31, 2026 (1)			$2,609,770	$12.60
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from common stock issuance include approximately $442 million from ATM issuances and approximately $5 million from amortization of share-based compensation, net of grants, during the three months ended March 31, 2026.

FINANCIAL CONDITION
Investment Portfolio
Our investment portfolio, including TBAs, as of March 31, 2026, has increased $6 billion, or 27%, since December 31, 2025, net of sales. We added over $7 billion of Agency RMBS, net of sales of $608 million, during the three months ended March 31, 2026. We reduced our TBA securities by a net notional of $1.3 billion. The following charts compare the composition of our investment portfolio as of the dates indicated:
The following tables compare our 30-year fixed-rate Agency RMBS investments, including TBA dollar roll positions, as of the dates indicated:

	March 31, 2026
Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (3)(5)	Fair Value (4)(5)	Weighted Average
				Loan Age (in months)(6)	3 Month CPR (6)(7)	Estimated Duration (8)	Market Yield (9)
($s in thousands)
2.0%	$1,275,957	$1,164,966	$1,041,759	68	2.2%	7.43	4.75%
2.5%	648,281	646,466	554,603	65	4.6%	6.97	4.76%
4.0%	286,550	286,876	272,829	60	6.4%	5.86	4.81%
4.5% (1)	1,685,062	1,636,907	1,636,567	36	6.7%	5.51	4.96%
5.0%	7,479,116	7,434,011	7,420,134	13	3.9%	5.01	5.11%
5.5%	9,038,565	9,145,191	9,152,542	12	8.4%	3.83	5.28%
6.0%	1,494,282	1,537,251	1,538,780	11	14.8%	2.72	5.40%
TBA 4.5%(2)	1,257,000	1,230,544	1,227,574	n/a	n/a	4.63	4.90%
TBA 5.0%	603,000	600,548	594,473	n/a	n/a	4.91	5.20%
Total	$23,767,813	$23,682,760	$23,439,261	19	6.8%	4.59	5.15%

	December 31, 2025
Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (3)(5)	Fair Value (4)(5)	Weighted Average
				Loan Age (in months)(6)	3 Month CPR (6)(7)	Estimated Duration (8)	Market Yield (9)
($s in thousands)
2.0%	$603,965	$613,475	$497,097	63	5.2%	7.42	4.68%
2.5%	516,325	535,039	444,904	64	5.1%	7.02	4.67%
4.0%	293,073	293,432	281,889	57	6.5%	5.89	4.63%
4.5% (1)	1,911,130	1,853,757	1,881,304	33	5.8%	5.46	4.74%
5.0%	3,974,655	3,913,622	3,997,537	21	5.9%	4.62	4.91%
5.5%	6,325,638	6,361,758	6,465,769	13	8.1%	3.39	5.10%
6.0%	1,381,567	1,419,727	1,432,860	9	8.2%	2.28	5.14%
TBA 4.0%	1,162,000	1,101,441	1,102,764	n/a	n/a	6.29	4.76%
TBA 4.5%(2)	1,447,000	1,425,945	1,430,136	n/a	n/a	4.58	4.64%
TBA 5.0%	176,000	175,287	175,670	n/a	n/a	4.51	5.03%
TBA 5.5%	183,000	185,175	185,631	n/a	n/a	3.28	5.23%
TBA 6.0%	221,000	226,218	226,922	n/a	n/a	1.99	5.24%
Total	$18,195,353	$18,104,876	$18,122,483	21	7.0%	4.29	4.94%
(1)Includes a par value of $9 million of 4.5% 15-year Agency RMBS as of March 31, 2026 and December 31, 2025.
(2)Includes a notional amount of $540 million of 4.5% 15-year TBA securities as of March 31, 2026 and $690 million as of December 31, 2025.
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

Our Agency CMBS consist of loans collateralized by multifamily properties. Though we expect our exposure to Agency CMBS to remain modest as a percentage of the total portfolio, we will add Agency CMBS from time to time whenever we believe the risk-adjusted return profile aligns with our investment strategy. In addition to offering strong relative value, Agency CMBS help diversify and stabilize the portfolio's cash flow and total return profile, given their unique prepayment characteristics and underlying asset base.
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
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	March 31, 2026
($s in thousands)	Par/Notional Value	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$1,244,753	$1,246,548	$1,244,801	5.5	4.37%
CMBS IO	5,790,816	81,484	81,242	4.6	7.21%
Total		$1,328,032	$1,326,043

	December 31, 2025
($s in thousands)	Par/Notional Value	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$1,210,953	$1,213,107	$1,218,343	5.5	4.25%
CMBS IO	6,000,525	87,557	87,285	4.7	10.40%
Total		$1,300,664	$1,305,628
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the dates indicated and assuming zero volatility.
Repurchase Agreements
Our repurchase agreement borrowings increased to $21 billion as of March 31, 2026 from $14 billion as of December 31, 2025. These borrowings were used to partially finance our purchases of Agency MBS during the three months ended March 31, 2026. We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Liquidity and Capital Resources” within Item 2 and “Quantitative and Qualitative Disclosures about Market Risk” within Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income	$79,254	$43,484	$17,133
Realized gain on sales of investments, net	8,721	—	—
Unrealized (loss) gain on investments, net	(251,811)	84,732	109,997
Gain (loss) on derivative instruments, net	104,727	73,781	(118,088)
Operating expenses, net	(21,253)	(16,639)	(12,118)
Preferred stock dividends	(2,658)	(2,760)	(1,923)
Net (loss) income to common shareholders	(83,020)	182,598	(4,999)
Other comprehensive (loss) income	(148)	7,008	19,390
Comprehensive (loss) income to common shareholders	$(83,168)	$189,606	$14,391

Net Interest Income for the Three Months Ended March 31, 2026 Compared to the Three Months Ended December 31, 2025
Net interest income and net interest spread for the three months ended March 31, 2026, increased compared to the three months ended December 31, 2025, due to our recent purchases of higher yielding Agency MBS. Though interest expense increased due to an increase in repurchase agreement borrowings used to finance these purchases, the average financing rate we paid declined 33 basis points over the comparative periods.
The impact of net periodic interest on our economic net interest income for the three months ended March 31, 2026, decreased approximately $6 million, or 20 basis points as a percentage of average repurchase agreement borrowings, compared to the three months ended December 31, 2025. Our weighted average net receive rate declined 29 basis points to almost 0% for the three months ended March 31, 2026.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31, 2026			December 31, 2025
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$236,350	$18,926,563	5.00%	$158,160	$12,712,611	4.98%
Agency CMBS	12,530	1,177,399	4.26%	9,992	915,117	4.27%
CMBS IO (5)	1,781	84,531	8.23%	1,484	90,573	6.25%
Other investments	6	461	3.98%	7	769	3.22%
Subtotal	$250,667	$20,188,954	4.97%	$169,643	$13,719,070	4.94%
Cash equivalents	6,723			7,393
Total interest income	$257,390			$177,036

Repurchase agreement financing	(178,136)	18,470,997	(3.86)%	(133,552)	12,469,902	(4.19)%
Net interest income (expense)/spread	$79,254		1.11%	$43,484		0.75%
Net periodic interest (6)	1,698		0.04%	7,598		0.24%
Economic net interest income (expense)/spread (6)	$80,952		1.15%	$51,082		0.99%
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

Net Interest Income for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net interest income and net interest spread increased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 due to the purchases of higher yielding Agency MBS over the past year. Though interest expense increased due to an increase in repurchase agreement borrowings used to finance these purchases, the average financing rate we paid declined 70 basis points over the comparative periods primarily as a result of the Federal Reserve’s rate cuts since first quarter of 2025.
The impact of net periodic interest on our economic net interest income for the three months ended March 31, 2026, decreased over $9 million, or 60 basis points as a percentage of average repurchase agreement borrowings, compared to the three months ended March 31, 2025. Our weighted average net receive rate declined 68 basis points to almost 0% for the three months ended March 31, 2026.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	March 31,
	2026			2025
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$236,350	$18,926,563	5.00%	$90,075	$7,726,081	4.66%
Agency CMBS	12,530	1,177,399	4.26%	735	86,880	3.38%
CMBS IO (5)	1,781	84,531	8.23%	2,332	113,263	8.74%
Other investments	6	461	3.98%	14	999	4.96%
Subtotal	$250,667	$20,188,954	4.97%	$93,156	$7,927,223	4.71%
Cash equivalents	6,723			1,903
Total interest income	$257,390			$95,059

Repurchase agreement financing	(178,136)	18,470,997	(3.86)%	(77,926)	6,842,485	(4.56)%
Net interest income/spread	$79,254		1.11%	$17,133		0.15%
Net periodic interest (6)	1,698		0.04%	10,851		0.64%
Economic net interest income/spread (6)	$80,952		1.15%	$27,984		0.79%
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

Gains (Losses) on Investments and Derivative Instruments
For the three months ended March 31, 2026, losses on our investment portfolio exceeded gains on our hedges by approximately $(139) million, which includes $2 million in net periodic interest we earned from interest rate swaps. The fair value of our investment portfolio declined $(257) million during the three months ended March 31, 2026 primarily due to widening of mortgage spreads to U.S. Treasuries. The impact of higher U.S. Treasury rates on our investments was offset by net gains on our interest rate hedges of $119 million, which also benefited from higher SOFR-based swap rates during the three months ended March 31, 2026.
For the three months ended December 31, 2025, we recorded net gains of $109 million on our investment portfolio due mostly to spread tightening on our assets. We also recorded net gains of $56 million on our interest rate hedging portfolio driven primarily from management of our interest rate swaps as rates increased during the fourth quarter of 2025.
For the three months ended March 31, 2025, the fair value of our investment portfolio increased $171.6 million primarily due to a decline of 36 basis points in the 10-year U.S. Treasury rate. These gains were mostly offset by net losses on our hedging portfolio of $(171.1) million (excluding $10.9 million of net periodic interest we earned from our interest rate swaps), as a result of the decline in 10-year and 30-year U.S. Treasury rates as well as SOFR rates across the curve.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	March 31, 2026
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$8,461	$(244,781)	$(224)	$(236,544)
Agency CMBS	260	(6,981)	(2)	(6,723)
CMBS IO	—	(47)	78	31
Other investments	—	(2)	—	(2)
Subtotal	8,721	(251,811)	(148)	(243,238)
TBA securities (1)	2,223	(16,102)	—	(13,879)
Net gain on investments	$10,944	$(267,913)	$(148)	$(257,117)

Interest rate hedging portfolio:
U.S. Treasury futures	$(1,098)	$36,406	$—	$35,308
Interest rate swaps (2)	1,331	84,958	—	86,289
Interest rate swaptions	—	(335)	—	(335)
Options on U.S. Treasury futures	(3,981)	1,325	—	(2,656)
Net loss on interest rate hedges	$(3,748)	$122,354	$—	$118,606

Total net gain	$7,196	$(145,559)	$(148)	$(138,511)

	Three Months Ended
	December 31, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$84,123	$6,080	$90,203
Agency CMBS	—	512	158	670
CMBS IO	—	74	770	844
Other investments	—	23	—	23
Subtotal	—	84,732	7,008	91,740
TBA securities (1)	12,486	4,806	—	17,292
Net gain on investments	$12,486	$89,538	$7,008	$109,032

Interest rate hedging portfolio:
U.S. Treasury futures	$(37,778)	$50,038	$—	$12,260
Interest rate swaps (2)	7,598	47,734	—	55,332
Interest rate swaptions	—	(3,759)	—	(3,759)
Options on U.S. Treasury futures	(6,527)	(817)	—	(7,344)
Net loss on interest rate hedges	$(36,707)	$93,196	$—	$56,489

Total net gain	$(24,221)	$182,734	$7,008	$165,521

	Three Months Ended
	March 31, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$109,260	$16,916	$126,176
Agency CMBS	—	110	1,126	1,236
CMBS IO	—	609	1,348	1,957
Other investments	—	18	—	18
Subtotal	—	109,997	19,390	129,387
TBA securities (1)	17,323	24,851	—	42,174
Net gain (loss) on investments	$17,323	$134,848	$19,390	$171,561

Interest rate hedging portfolio:
U.S. Treasury futures	$(25,801)	$(18,546)	$—	$(44,347)
Interest rate swaps	10,851	(127,577)	—	(116,726)
Interest rate swaptions	—	811	—	811
Net (loss) gain on interest rate hedges	$(14,950)	$(145,312)	$—	$(160,262)

Total net gain (loss)	$2,373	$(10,464)	$19,390	$11,299
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)Realized gain for interest rate swaps consists of net periodic interest benefit of $1.7 million for the three months ended March 31, 2026, $7.6 million for the three months ended December 31, 2025, and $10.9 million for the three months ended March 31, 2025.

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
The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Three Months Ended
	March 31, 2026			December 31, 2025
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Expense (1)	Average Balance	Implied Net Spread
TBAs	$4,764	$1,997,823	0.95%	$2,716	$2,446,336	0.44%

				Three Months Ended
				March 31, 2025
				Implied Net Interest Expense (1)	Average Balance	Implied Net Spread
TBAs				$4,785	$2,400,084	0.80%
(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”

Operating Expenses
Operating expenses for the three months ended March 31, 2026 increased $5 million compared to the three months ended December 31, 2025 and $9 million compared to the three months ended March 31, 2025. In addition to higher salary and share-based compensation expenses resulting from new employees, operating expenses also increased due to accelerated vesting of equity grants and other severance expenses associated with the departure of the Company's former chief financial officer.
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
Drop income generated by TBA dollar roll positions, which is included in "gain (loss) on derivatives instruments, net" on the Company's consolidated statements of comprehensive income, is included in EAD because management views drop income as the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from trade date to settlement date. However, drop income does not represent the total realized gain/loss from the Company’s investments in TBA securities.
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
Reconciliations of each non-GAAP measure to certain GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	March 31, 2026	December 31, 2025
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders (GAAP)	$(83,168)	$189,606
Less:
Change in fair value of investments (1)	243,238	(91,740)
Change in fair value of derivative instruments, net (2)	(98,266)	(63,467)
EAD to common shareholders (non-GAAP)	$61,804	$34,399
Average common shares outstanding	200,084,349	156,041,438
EAD per common share (non-GAAP)	$0.31	$0.22

Net interest income (GAAP)	$79,254	$43,484
Net periodic interest earned from interest rate swaps	1,698	7,598
Economic net interest income (non-GAAP)	80,952	51,082
TBA drop income (3)	4,763	2,716
Total operating expenses	(21,253)	(16,639)
Preferred stock dividends	(2,658)	(2,760)
EAD to common shareholders (non-GAAP)	$61,804	$34,399

Net interest spread (GAAP)	1.11%	0.75%
Net periodic interest from interest rate swaps as a percentage of average repurchase borrowings	0.04%	0.24%
Economic net interest spread (non-GAAP)	1.15%	0.99%

(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)The following table reconciles “change in fair value of derivative instruments, net” to the “gain (loss) on derivative instruments, net” shown on the consolidated statements of comprehensive income.

	Three Months Ended
($s in thousands)	March 31, 2026	December 31, 2025
Gain on derivative instruments, net	$104,727	$73,781
Less:
TBA drop income	(4,763)	(2,716)
Net periodic interest earned from interest rate swaps	(1,698)	(7,598)
Change in fair value of derivative instruments, net	$98,266	$63,467
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
During the three months ended March 31, 2026, we issued 32,101,365 shares of common stock through our ATM program, resulting in proceeds of $0.4 billion, net of broker commissions and fees. We deployed these proceeds into purchases of Agency RMBS.
Our liquidity fluctuates based on our investment activities, leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unpledged Agency MBS, which are recognized as assets on our consolidated balance sheet. In our measure of liquidity, we also include the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Our liquidity as of March 31, 2026, was approximately $1.3 billion, which consisted of unrestricted cash of $773 million and unpledged Agency MBS with a fair value of $478 million. Our liquidity was $1.4 billion as of December 31, 2025.
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
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 8.6 times shareholders’ equity as of March 31, 2026. We include 100% of the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
Repurchase Agreements
Leverage based solely on repurchase agreement amounts outstanding was 7.7 times shareholders’ equity as of March 31, 2026. Our repurchase agreement borrowings are uncommitted with terms renewable at the discretion of our lenders and generally have original terms to maturity of overnight to six months, though in some instances, we may enter into longer-dated maturities depending on market conditions. We seek to maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties, which helps protect us in the event of a counterparty's failure to renew existing repurchase agreements. As part of our continuous evaluation of counterparty risk, we maintain our highest counterparty exposures with broker-dealer subsidiaries of regulated financial institutions or primary dealers.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2026	$21,045,457	$18,470,997	$21,045,636
December 31, 2025	13,904,231	12,469,902	13,904,304
September 30, 2025	11,753,522	10,468,568	11,754,581
June 30, 2025	8,600,143	7,871,627	8,600,487
March 31, 2025	7,234,723	6,842,485	7,234,723
For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in the fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin or collateral. If we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of March 31, 2026, was consistent with prior periods, typically averaging less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. As of March 31, 2026, we had amounts outstanding with over 25 counterparties and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. We do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of March 31, 2026, and we are not aware of circumstances that could potentially result in our non-compliance in the near future.
Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in cash. As of March 31, 2026, we had cash collateral posted to our counterparties of $517 million under these agreements.
Collateral requirements for interest rate derivative instruments are typically governed by the central clearing exchange and the associated futures commission merchant, which may establish margin requirements in excess of the clearing exchange. Collateral requirements for our TBA contracts are governed by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation and, if applicable, by our third-party brokerage agreements, which may establish margin levels in excess of the MBSD. Our TBA contracts, which are subject to master securities forward transaction agreements published by the Securities Industry and Financial Markets Association as well as supplemental terms and conditions with each counterparty, generally provide that valuations for our TBA contracts and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA contract and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.
The following table provides details on the “net (payments) receipts on derivative instruments” shown on our consolidated statements of cash flows for the periods indicated:

	Three Months Ended
	March 31,
Cash received or paid by instrument:	2026	2025
	($s in thousands)
Interest rate swaps:
Net variation margin (paid) received	$115,912	$(109,360)
Paid upon maturity/termination	(367)	—
Net periodic interest (1)	1,225	—
	116,770	(109,360)
U.S. Treasury futures:
Net variation margin received (paid)	48,720	(11,482)
Paid upon maturity/termination	(1,098)	(25,801)
	47,622	(37,283)
TBA securities:
Received upon settlement	4,650	9,608

Net receipts (payments) on derivative instruments	$169,042	$(137,035)

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
We designate certain derivative instruments as interest rate hedges for tax purposes. Realized gains (losses) resulting from the difference in fair value and the amount of cash received or paid upon termination or maturity of designated derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are generally not recognized in REIT taxable income until future periods. Non-designated derivative instruments are included in GAAP earnings and REIT taxable income in the same period the derivative instrument matures or is terminated by the Company. The table below provides the projected amortization of the Company's net deferred tax hedge gains that may be recognized as taxable income over the periods indicated, given conditions known as of March 31, 2026; however, uncertainty inherent in the forward interest rate curve makes future realized gains and losses difficult to estimate, and as such, these projections are subject to change for any given period.

Projected Period of Recognition for Tax Hedge Gains, Net	March 31, 2026
($ in thousands)
Fiscal year 2026	$95,229
Fiscal year 2027	90,407
Fiscal year 2028	84,373
Fiscal year 2029 and thereafter	276,030
$546,039
As of March 31, 2026, we also had $487 million in capital loss carryforwards, $305 million of which will expire by December 31, 2027 and the remainder by December 31, 2028. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income, coupled with the uncertainty inherent in the forward interest rate curve, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2026 or in any given period.
We fund dividend distributions through portfolio cash flows, existing cash balances, or through the return of principal from our investments (either through repayment or sale). Please refer to "Operating and Regulatory Structure" within Part I, Item 1, "Business," as well as Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K for additional important information regarding our deferred tax hedge gains and dividends declared on our taxable income.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 of the Notes to the Unaudited Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.

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

	March 31, 2026
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.1%	29.4%	1.8%	17.2%	(2.2)%	(20.8)%	(4.6)%	(43.7)%
CMBS	0.2%	2.2%	0.1%	1.1%	(0.1)%	(1.0)%	(0.2)%	(2.1)%
CMBS IO	—%	0.1%	—%	—%	—%	—%	—%	(0.1)%
TBAs	0.3%	2.8%	0.2%	1.6%	(0.2)%	(1.9)%	(0.4)%	(4.0)%
Interest rate hedges	(4.2)%	(40.2)%	(2.1)%	(19.8)%	2.0%	19.3%	4.0%	38.4%
Total	(0.6)%	(5.7)%	—%	0.1%	(0.5)%	(4.6)%	(1.2)%	(11.5)%

	December 31, 2025
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.3%	19.1%	1.4%	11.6%	(1.8)%	(15.1)%	(3.9)%	(32.3)%
CMBS	0.3%	2.3%	0.1%	1.2%	(0.1)%	(1.1)%	(0.3)%	(2.2)%
CMBS IO	—%	0.1%	—%	—%	—%	—%	—%	(0.1)%
TBAs	0.7%	5.6%	0.4%	3.2%	(0.4)%	(3.7)%	(0.9)%	(7.6)%
Interest rate hedges	(4.4)%	(36.7)%	(2.2)%	(18.2)%	2.2%	17.8%	4.3%	35.7%
Total	(1.1)%	(9.6)%	(0.3)%	(2.2)%	(0.1)%	(2.1)%	(0.8)%	(6.5)%

				March 31, 2026		December 31, 2025
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.4)%	(3.7)%	(0.2)%	(1.4)%
		+50	+100	(1.1)%	(10.1)%	(0.6)%	(5.3)%
	Flattening	+50	+25	(0.3)%	(2.8)%	(0.2)%	(1.4)%
		+100	+50	(0.7)%	(6.4)%	(0.4)%	(3.4)%
Bullish	Steepening	-50	-25	0.2%	1.4%	—%	—%
		-100	-50	0.1%	1.2%	(0.2)%	(1.7)%
	Flattening	-25	-50	(0.1)%	(0.7)%	(0.3)%	(2.8)%
		-50	-100	(0.8)%	(7.1)%	(1.3)%	(10.6)%
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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	March 31, 2026		December 31, 2025
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.1)%	(10.1)%	(1.0)%	(8.4)%
+10	(0.5)%	(5.0)%	(0.5)%	(4.2)%
-10	0.5%	5.0%	0.5%	4.2%
-20/-50 (2)	1.1%	10.1%	1.0%	8.4%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Other Market Risks
In addition to the risks discussed above, we are also subject to prepayment risk, credit risk, liquidity risk, and reinvestment risk. We have not experienced any material changes in these risks during the three months ended March 31, 2026. Please refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks,” in our 2025 Form 10-K for further discussion.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our co-principal executive officers and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in total, could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the 2025 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a new share repurchase program (the “Program”) authorizing the repurchase of up to $300 million of its common stock and up to $50 million of its preferred stock, including any series thereof currently or hereafter authorized. Under the Program, repurchases may be made from time to time through open market transactions, privately negotiated transactions, or other means, including, without limitation, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act. The actual means and timing of any repurchases under the Program will depend on a variety of factors, including, without limitation, the market prices of its common Stock and preferred stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program is authorized through April 30, 2028, and replaces the Company’s prior repurchase program, which was set to expire on April 30, 2026. The Program does not require the Company to purchase any shares and may be modified, suspended, or terminated by the Board at any time.

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended March 31, 2026. Employees forfeited 168,758 common shares to cover payroll tax withholding on share-based compensation that vested during the three months ended March 31, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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

10.1	Separation Agreement and General Release between Dynex Capital, Inc. and Robert S. Colligan, executed as of March 22, 2026 (filed herewith).
10.2	Performance Unit Award Agreement for award granted March 4, 2026 under the Company’s 2025 Stock and Incentive Plan between Dynex Capital, Inc. and Robert S. Colligan (filed herewith).
10.3	Restricted Stock Unit Award Agreement for award granted March 4, 2026 under the Company’s 2025 Stock and Incentive Plan between Dynex Capital, Inc. and Michael A. Sartori (filed herewith).
31.1	Certification of co-principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of co-principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of co-principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	April 27, 2026	/s/ Michael A. Sartori
Michael A. Sartori
Chief Financial Officer
(Principal Financial Officer)