Form 10-Q
period 2026-06-30
DYNEX CAPITAL INC
filed 2026-07-27
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
Yes           ☐           No            ☒

On July 24, 2026, the registrant had 247,429,551 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Cash and cash equivalents	$607,562	$531,043
Cash collateral posted to counterparties	570,020	399,344
Mortgage-backed securities (including pledged of $23,669,753 and $14,593,470, respectively), at fair value	25,066,198	16,306,988
Due from counterparties	53,446	17,425
Derivative assets	8,441	10,498
Accrued interest receivable	104,272	67,940
Other assets	9,663	8,940
Total assets	$26,419,602	$17,342,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$22,644,742	$13,904,231
Due to counterparties	380,947	811,656
Derivative liabilities	9,117	4,830
Cash collateral posted by counterparties	15,500	8,373
Accrued interest payable	135,194	95,196
Dividends payable	46,943	37,171
Other liabilities	12,092	18,577
Total liabilities	23,244,535	14,880,034

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; 4,460,000 and 4,460,000 shares issued and outstanding, respectively ($111,500 and $111,500 aggregate liquidation preference, respectively)	107,843	107,843
Common stock, par value $0.01 per share, 720,000,000 and 360,000,000 shares authorized, respectively; 237,414,259 and 174,814,912 shares issued and outstanding, respectively	2,374	1,748
Additional paid-in capital	3,760,123	2,921,551
Accumulated other comprehensive loss	(128,074)	(127,061)
Accumulated deficit	(567,199)	(441,937)
Total shareholders’ equity	3,175,067	2,462,144
Total liabilities and shareholders’ equity	$26,419,602	$17,342,178
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
($s in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest income	$302,751	$111,746	$560,141	$206,805
Interest expense	(208,968)	(88,618)	(387,104)	(166,545)
Net interest income	93,783	23,128	173,037	40,260

GAINS (LOSSES)
Realized gain on sales of investments, net	—	—	8,721	—
Unrealized (loss) gain on investments, net	(25,622)	33,652	(277,433)	143,649
Gain (loss) on derivative instruments, net	128,845	(58,093)	233,572	(176,181)
Total gains (losses), net	103,223	(24,441)	(35,140)	(32,532)

EXPENSES
Compensation and benefits	(9,608)	(8,013)	(24,917)	(15,931)
Other general and administrative	(5,598)	(3,900)	(10,768)	(7,745)
Other operating expenses	(1,007)	(380)	(1,783)	(734)
Total operating expenses	(16,213)	(12,293)	(37,468)	(24,410)

Net income (loss)	$180,793	$(13,606)	$100,429	$(16,682)
Preferred stock dividends	(2,650)	(2,680)	(5,307)	(4,603)
Net income (loss) to common shareholders	$178,143	$(16,286)	$95,122	$(21,285)

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments	$(865)	$4,064	$(1,013)	$23,454
Total other comprehensive (loss) income	(865)	4,064	(1,013)	23,454
Comprehensive income (loss) to common shareholders	$177,278	$(12,222)	$94,109	$2,169

Weighted average common shares-basic	222,220,145	113,177,331	211,213,396	101,897,495
Weighted average common shares-diluted	223,603,596	113,177,331	212,479,097	101,897,495
Net income (loss) per common share-basic	$0.80	$(0.14)	$0.45	$(0.21)
Net income (loss) per common share-diluted	$0.80	$(0.14)	$0.45	$(0.21)
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($s in thousands)

	For the Three and Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	4,460,000	$107,843	207,154,465	$2,072	$3,368,130	$(127,209)	$(629,566)	$2,721,270
Stock issuance	—	—	30,048,568	300	390,964	—	—	391,264
Share-based compensation, net of amortization	—	—	347,909	3	2,823	—	—	2,826
Adjustments for tax withholding on share-based compensation	—	—	(136,683)	(1)	(1,776)	—	—	(1,777)
Stock issuance costs	—	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	180,793	180,793
Dividends on preferred stock	—	—	—	—	—	—	(2,650)	(2,650)
Dividends on common stock	—	—	—	—	—	—	(115,776)	(115,776)
Other comprehensive loss	—	—	—	—	—	(865)	—	(865)
Balance as of June 30, 2026	4,460,000	$107,843	237,414,259	$2,374	$3,760,123	$(128,074)	$(567,199)	$3,175,067

Balance as of December 31, 2025	4,460,000	$107,843	174,814,912	$1,748	$2,921,551	$(127,061)	$(441,937)	$2,462,144
Stock issuance	—	—	62,149,933	621	832,385	—	—	833,006
Share-based compensation, net of amortization	—	—	754,855	8	10,485	—	—	10,493
Adjustments for tax withholding on share-based compensation	—	—	(305,441)	(3)	(4,141)	—	—	(4,144)
Stock issuance costs	—	—	—	—	(157)	—	—	(157)
Net income	—	—	—	—	—	—	100,429	100,429
Dividends on preferred stock	—	—	—	—	—	—	(5,307)	(5,307)
Dividends on common stock	—	—	—	—	—	—	(220,384)	(220,384)
Other comprehensive loss	—	—	—	—	—	(1,013)	—	(1,013)
Balance as of June 30, 2026	4,460,000	$107,843	237,414,259	$2,374	$3,760,123	$(128,074)	$(567,199)	$3,175,067

	For the Three and Six Months Ended June 30, 2025
Balance as of March 31, 2025	4,460,000	$107,843	102,226,355	$1,022	$1,982,781	$(153,099)	$(542,632)	$1,395,915
Stock issuance	—	—	23,107,769	231	281,918	—	—	282,149
Share-based compensation, net of amortization	—	—	24,251	—	3,486	—	—	3,486
Stock issuance costs	—	—	—	—	(42)	—	—	(42)
Net loss	—	—	—	—	—	—	(13,606)	(13,606)
Dividends on preferred stock	—	—	—	—	—	—	(2,680)	(2,680)
Dividends on common stock	—	—	—	—	—	—	(59,293)	(59,293)
Other comprehensive income	—	—	—	—	—	4,064	—	4,064
Balance as of June 30, 2025	4,460,000	$107,843	125,358,375	$1,253	$2,268,143	$(149,035)	$(618,211)	$1,609,993

Balance as of December 31, 2024	4,460,000	$107,843	84,491,800	$845	$1,742,471	$(172,489)	$(493,734)	$1,184,936
Stock issuance	—	—	40,712,768	407	521,400	—	—	521,807
Share-based compensation, net of amortization	—	—	212,953	2	5,513	—	—	5,515
Adjustments for tax withholding on share-based compensation	—	—	(59,146)	(1)	(1,180)	—	—	(1,181)
Stock issuance costs	—	—	—	—	(61)	—	—	(61)
Net loss	—	—	—	—	—	—	(16,682)	(16,682)
Dividends on preferred stock	—	—	—	—	—	—	(4,603)	(4,603)
Dividends on common stock	—	—	—	—	—	—	(103,192)	(103,192)
Other comprehensive income	—	—	—	—	—	23,454	—	23,454
Balance as of June 30, 2025	4,460,000	$107,843	125,358,375	$1,253	$2,268,143	$(149,035)	$(618,211)	$1,609,993
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($s in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income (loss)	$100,429	$(16,682)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Realized gain on sales of investments, net	(8,721)	—
Unrealized loss (gain) on investments, net	277,433	(143,649)
(Gain) loss on derivative instruments, net	(233,572)	176,181
Amortization of investment premiums, net	10,538	14,362
Other amortization and depreciation	1,147	1,012
Share-based compensation expense	10,493	5,515
Increase in accrued interest receivable	(36,332)	(10,468)
Increase in accrued interest payable	39,998	16,183
Change in other assets and liabilities, net	(7,416)	(4,212)
Net cash provided by operating activities	153,997	38,242
Investing activities:
Purchases of investments	(11,208,638)	(2,629,521)
Principal payments received on trading securities	1,067,688	307,342
Principal payments received on available-for-sale investments	37,422	80,416
Proceeds from sales of trading securities	633,301	—
Principal payments received on mortgage loans held for investment	25	124
Net receipts (payments) on derivative instruments	202,939	(201,106)
Increase in cash collateral posted by counterparties	7,127	29,323
Net cash used in investing activities	(9,260,136)	(2,413,422)
Financing activities:
Borrowings under repurchase agreements	110,509,461	57,143,834
Repayments of repurchase agreement borrowings	(101,768,950)	(55,106,811)
Proceeds from issuance of common stock	833,006	521,807
Cash paid for stock issuance costs	(120)	—
Payments related to tax withholding for share-based compensation	(4,144)	(1,181)
Dividends paid	(215,919)	(98,171)
Net cash provided by financing activities	9,353,334	2,459,478

Net increase in cash, including cash posted to counterparties	247,195	84,298
Cash including cash collateral posted to counterparties at beginning of period	930,387	621,539
Cash including cash collateral posted to counterparties at end of period	$1,177,582	$705,837

Supplemental Disclosure of Cash Activity:
Cash paid for interest on repurchase agreements	$347,106	$150,362
Noncash Investing Activities:
Payable for investments pending settlement	$379,447	$937,216
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Dynex Capital, Inc. (“Dynex” or the “Company”) is a real estate investment trust (“REIT”) structured to deliver dividends to shareholders supported by long-term returns from investments in mortgage assets backed by U.S. housing and commercial real estate. The Company’s common stock and preferred stock trade on the New York Stock Exchange (“NYSE”) under the ticker symbols “DX” and “DXPRC”, respectively.
The Company is internally managed and primarily earns income from investing in residential and commercial mortgage-backed securities (“RMBS” and “CMBS”, respectively), which are backed by residential and commercial mortgage loans, and which are primarily Agency securities guaranteed by U.S. government-sponsored enterprises (“GSEs”). The Company may also invest in other mortgage-related assets consistent with its objectives. Dynex actively manages interest rate, prepayment, spread, liquidity, and counterparty risks. The Dynex approach emphasizes risk management and disciplined capital allocation designed to preserve book value and support dividends across market cycles.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries (together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2026. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimate used by management relates to the fair value measurement of its investments, including TBA securities accounted for as derivative instruments, which is discussed further below within this note to the consolidated financial statements. The Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of June 30, 2026.
Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company did not consolidate any variable interest entities (“VIEs”) as of June 30, 2026. The Company consolidates a VIE if the Company is determined to be the VIE’s primary beneficiary, which is defined as the party that has both (i) the power to control the activities that most significantly impact the VIE’s financial performance; and (ii) the right to receive benefits or absorb losses that could potentially be significant to the VIE. The Company reconsiders its evaluation of whether to consolidate a VIE on an ongoing basis, based on changes in the facts and circumstances pertaining to the VIE. Though the Company invests in Agency and non-Agency MBS which are generally considered to be interests in VIEs, the Company does not consolidate these entities because it does not meet the criteria to be deemed the primary beneficiary. The maximum exposure to loss for these VIEs is the carrying value of the MBS.

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
Because the Company’s 6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) is redeemable at the Company’s option for cash only and convertible into shares of common stock only upon a change of control of the Company (and subject to other circumstances) as described in Article IIIC of the Company’s Restated Articles of Incorporation, as amended, the effect of those shares and their related dividends is excluded from the calculation of diluted net income per common share for the periods presented.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

net amount is recorded as a liability within “cash collateral posted by counterparties” on the Company’s consolidated balance sheets.
The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the Company's consolidated balance sheet as of June 30, 2026 presented herein that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the six months ended June 30, 2026:

($s in thousands)	June 30, 2026
Cash and cash equivalents	$607,562
Cash collateral posted to counterparties	570,020
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$1,177,582
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
Repurchase Agreements
The Company’s repurchase agreements are used to finance its purchases of MBS. The Company pledges its securities as collateral to secure a loan, which is equal to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. Pursuant to Accounting

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standards Codification (“ASC”) Topic 860, the Company accounts for repurchase agreements as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. The interest rates the Company pays for these borrowings are based on a spread added to the Secured Overnight Financing Rate (“SOFR”). At the maturity of a repurchase agreement borrowing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender, or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate. A repurchase agreement lender may require the Company to pledge additional collateral in the event of a decline in the fair value of the collateral pledged. Repurchase agreement financing is recourse to the Company and the assets pledged. The repurchase facilities available to the Company are uncommitted with no guarantee of renewal.
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
The Company purchases to-be-announced (“TBA”) securities as a means of investing in non-specified

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fixed-rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its exposure to Agency RMBS. A TBA security is a forward contract (“TBA contract”) for the purchase (“long position”) or sale (“short position”) of a non-specified Agency MBS at a predetermined price with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the settlement date. The Company accounts for long and short positions in Agency RMBS TBAs as derivative instruments in accordance with ASC 815 when the Company cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS or that the individual TBA transaction will settle in the shortest time period possible.
Please refer to Note 5 for additional information regarding the Company’s derivative instruments as well as Note 6 for information on how the fair value of these instruments is calculated.
Share-Based Compensation
The Company’s 2025 Plan reserves for issuance up to 12,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, RSUs, stock appreciation rights, PSUs, and performance-based cash awards (collectively, “awards”). Awards previously granted under the 2020 Plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2020 Plan. As of June 30, 2026, there were 9,445,549 common shares remaining available for issuance under the 2025 Plan.
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
Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. In the opinion of management, the Company did not have any material pending lawsuits, claims, or other contingencies as of June 30, 2026 or December 31, 2025.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2026	2025	2026	2025
Weighted average number of common shares outstanding - basic	222,220,145	113,177,331	211,213,396	101,897,495
Incremental common shares-unvested RSUs	387,604	—	340,835	—
Incremental common shares-unvested PSUs	995,847	—	924,866	—
Weighted average number of common shares outstanding - diluted	223,603,596	113,177,331	212,479,097	101,897,495

Net income (loss) to common shareholders	$178,143	$(16,286)	$95,122	$(21,285)
Net income (loss) per common share-basic	$0.80	$(0.14)	$0.45	$(0.21)
Net income (loss) per common share-diluted	$0.80	$(0.14)	$0.45	$(0.21)
The calculation of diluted net loss per common share for the three and six months ended June 30, 2025 excludes unvested RSUs and PSUs of 687,571 and 651,200, respectively, which would have been anti-dilutive for the period.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	June 30, 2026
($s in thousands)	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$23,144,536	$1,342,853	$28,150	$24,515,539
Gross unrealized gain	118,228	1,878	2	120,108
Gross unrealized loss	(243,941)	(9,769)	(1,230)	(254,940)
Fair value through net income	$23,018,823	$1,334,962	$26,922	$24,380,707

Measured at fair value through OCI:
Amortized cost	$721,456	$44,289	$47,819	$813,564
Gross unrealized gain	—	—	2,416	2,416
Gross unrealized loss	(126,582)	(2,088)	(1,819)	(130,489)
Fair value through OCI	$594,874	$42,201	$48,416	$685,491

Total	$23,613,697	$1,377,163	$75,338	$25,066,198

	December 31, 2025
	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$14,233,682	$1,165,674	$30,680	$15,430,036
Gross unrealized gain	236,304	8,293	20	244,617
Gross unrealized loss	(99,899)	(995)	(1,147)	(102,041)
Fair value through net income	$14,370,087	$1,172,972	$29,553	$15,572,612

Measured at fair value through OCI:
Amortized cost	$757,127	$47,433	$56,877	$861,437
Gross unrealized gain	—	25	2,620	2,645
Gross unrealized loss	(125,854)	(2,087)	(1,765)	(129,706)
Fair value through OCI	$631,273	$45,371	$57,732	$734,376

Total	$15,001,360	$1,218,343	$87,285	$16,306,988

(1) The Company held a notional balance of CMBS IO of $5.5 billion as of June 30, 2026, and $6.0 billion as of December 31, 2025.

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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information regarding unrealized gains and losses on investments reported within net income (loss) on the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2026	2025	2026	2025
Agency RMBS	$(17,336)	$29,102	$(262,117)	$138,362
Agency CMBS	(8,208)	4,266	(15,189)	4,376
CMBS IO	(54)	315	(101)	924
Other investments	(24)	(31)	(26)	(13)
Unrealized (loss) gain on investments, net	$(25,622)	$33,652	$(277,433)	$143,649

The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($s in thousands)	2026	2025	2026	2025
Realized gain on sales of MBS - FVO	$—	$—	$8,721	$—
Realized loss on sale of MBS - FVO	—	—	—	—
Total realized gain on sales of investments, net	$—	$—	$8,721	$—

The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	June 30, 2026			December 31, 2025
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$4,453	$(87)	5	$730	$(1)	2
Non-Agency MBS	1	—	1	208	(22)	3

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$674,948	$(130,402)	51	$721,536	$(129,658)	56
Non-Agency MBS	—	—	—	752	(25)	3

The unrealized loss positions on the Company’s MBS designated as AFS as of June 30, 2026 and December 31, 2025 were the result of higher interest rates and wider spreads to U.S. Treasuries compared to at the time of purchase. The unrealized loss positions are not credit related; therefore, the Company did not record an allowance for credit losses as of June 30, 2026 or December 31, 2025. The Company has the ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, which are not guaranteed by a GSE, the Company reviews the credit ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – REPURCHASE AGREEMENTS
The Company’s repurchase agreements outstanding as of June 30, 2026 and December 31, 2025 are summarized in the following tables:

	June 30, 2026			December 31, 2025
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)
($s in thousands)
Agency RMBS	$21,361,037	3.78%	$22,331,019	$12,857,827	4.09%	$13,496,489
Agency CMBS	1,215,694	3.79%	1,267,413	967,024	4.07%	1,012,532
Agency CMBS IO	68,011	4.17%	71,321	77,057	4.41%	81,913
Non-Agency CMBS IO	—	—%	—	2,323	4.72%	2,536
Total	$22,644,742	3.79%	$23,669,753	$13,904,231	4.10%	$14,593,470
(1) Amounts disclosed for fair value of collateral pledged include amounts pledged to cover margin calls, which may differ in collateral type from the initial collateral type pledged.

The Company’s equity at risk did not exceed 10% with any single counterparty as of June 30, 2026.
The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	June 30, 2026			December 31, 2025
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$9,949,865	3.78%	76	$9,146,566	4.11%	75
30 to 90 days	9,852,555	3.78%	91	4,757,665	4.07%	94
91 to 180 days	2,842,322	3.79%	181	—	—%	—
Total	$22,644,742	3.79%	96	$13,904,231	4.10%	81

The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $135 million as of June 30, 2026 from $95 million as of December 31, 2025.
The Company’s counterparties, as set forth in the master repurchase agreement with each counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of June 30, 2026.
The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis. The following table presents information regarding the Company's repurchase agreements as if the Company had

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

presented them on a net basis as of June 30, 2026 and December 31, 2025:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2026:
Repurchase agreements	$22,644,742	$—	$22,644,742	$(22,644,742)	$—	$—

December 31, 2025:
Repurchase agreements	$13,904,231	$—	$13,904,231	$(13,904,231)	$—	$—
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
The table below provides detail of the Company’s gains and losses by type of derivative instrument for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Derivative Instrument	2026	2025	2026	2025
($s in thousands)
U.S. Treasury futures	$16,568	$6,320	$51,876	$(38,027)
Interest rate swaps	135,781	(72,203)	222,070	(188,930)
Interest rate swaptions	(4,275)	182	(4,610)	993
Options on U.S. Treasury futures	—	—	(2,656)	—
TBA securities	(19,229)	7,608	(33,108)	49,783
Gain (loss) on derivative instruments, net	$128,845	$(58,093)	$233,572	$(176,181)

The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Type of Derivative Instrument	Balance Sheet Location	Purpose	June 30, 2026	December 31, 2025
($s in thousands)
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$—	$2,657
TBA securities	Derivative assets	Investing	8,441	7,841
Total derivatives assets			$8,441	$10,498

Interest rate swaptions	Derivative liabilities	Economic hedging	$8,655	$4,045
TBA securities	Derivative liabilities	Investing	462	785
Total derivatives liabilities			$9,117	$4,830
The table below presents information regarding the long positions in SOFR-based interest rate swaptions and options on U.S. Treasury futures held by the Company as of the dates indicated:

	Option				Underlying Financial Instrument
($s in thousands)	Cost (1)	Fair Value	Carrying Value (1)	Notional Amount	Average Fixed Receive Rate	Type of Instrument
As of June 30, 2026:
Interest rate swaptions	$11,725	$3,070	$(8,655)	$750,000	3.25%	5 year SOFR-based swap
Options on U.S. Treasury futures	—	—	—	—	n/a	10-year U.S. Treasury future

As of December 31, 2025:
Interest rate swaptions	$11,725	$7,680	$(4,045)	$750,000	3.25%	5 year SOFR-based swap
Options on U.S. Treasury futures	3,981	2,657	2,657	500,000	n/a	10-year U.S. Treasury future
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
Because the daily margin exchanged for the Company’s U.S. Treasury futures and interest rate swaps are considered legal settlement of the derivative as opposed to a pledge of collateral, these instruments have a carrying value of $0 on the Company’s consolidated balance sheets. The Company’s U.S. Treasury futures, excluding the recognition of variation margin settlements, were in a net liability position of $(38) million as of June 30, 2026 and a net asset position of $22 million as of December 31, 2025, and its interest rate swaps were in a net asset position of $173 million as of June 30, 2026 and net liability position of $(46) million as of December 31, 2025. The amount of cash posted by the Company to cover required initial margin for its U.S. Treasury futures and its interest rate swaps was $558 million as of June 30, 2026 and $392 million as of December 31, 2025, which was recorded within “cash collateral posted to counterparties.” The Company had a margin receivable of $52 million as of June 30, 2026 and $17 million as of December 31, 2025 recorded within “due from counterparties.”
The table below presents information regarding the pay fixed/receive variable SOFR-based interest rate swaps the Company held as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2026		December 31, 2025
Pay Fixed Interest Rate Swaps - Years to Maturity	Notional Amount	Weighted Average Pay Fixed Rate	Notional Amount	Weighted Average Pay Fixed Rate
($s in thousands)
3-5 years	$4,375,000	3.45%	$2,450,000	3.42%
5-7 years	4,060,000	3.65%	4,070,000	3.66%
7-10 years	5,065,000	3.86%	3,090,000	3.87%
10-15 years	—	—%	75,000	3.77%
15-20 years	590,000	4.40%	—	—%
	$14,090,000	3.70%	$9,685,000	3.66%
The table below presents information regarding the notional amounts of the short positions in U.S. Treasury futures held by the Company as of the dates indicated:

U.S. Treasury Futures	June 30, 2026	December 31, 2025
($s in thousands)
5-year U.S. Treasury futures	$(750,000)	$(30,000)
10-year U.S. Treasury futures	(2,516,500)	(1,475,000)
30-year U.S. Treasury futures	(991,800)	(1,153,500)
	$(4,258,300)	$(2,658,500)
The following table summarizes information about the notional amounts of the Company's long positions in TBA securities as of the dates indicated:

TBA securities	June 30, 2026	December 31, 2025
($s in thousands)
Implied market value (1)	$2,517,294	$3,121,122
Implied cost basis (2)	2,509,315	3,114,066
Net carrying value (3)	$7,979	$7,056
(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the dates indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the dates indicated.
(3) Net carrying value represents the difference between the implied market value and the implied cost basis of the Company’s TBA securities as of the dates indicated. The total shown is the net amount included on the consolidated balance sheets as derivative assets of $8,441 and derivative liabilities of $462 as of June 30, 2026 and $7,841 and $785, respectively, as of December 31, 2025.

Volume of Activity
The table below summarizes changes in the Company’s derivative instruments for the six months ended June 30, 2026:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Type of Derivative Instrument	Beginning Notional Amount-Long (Short)	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount-Long (Short)
($s in thousands)
U.S. Treasury futures	$(2,658,500)	$(14,876,500)	$13,276,700	$(4,258,300)
Interest rate swaps	9,685,000	4,415,000	(10,000)	14,090,000
Interest rate swaptions	750,000	—	—	750,000
Options on U.S. Treasury futures	500,000	—	(500,000)	—
TBA securities	3,189,000	22,929,000	(23,558,000)	2,560,000

Offsetting
The Company's derivatives are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its derivative assets and liabilities subject to these arrangements on a gross basis. Please see Note 4 for information related to the Company’s repurchase agreements, which are also subject to underlying agreements with master netting or similar arrangements. The following tables present information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2026 and December 31, 2025:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
June 30, 2026
Options on U.S. Treasury futures	$—	$—	$—	$—	$—	$—
TBA securities	8,441	—	8,441	(462)	(6,581)	1,398
Derivative assets	$8,441	$—	$8,441	$(462)	$(6,581)	$1,398
December 31, 2025
Options on U.S. Treasury futures	$2,657	$—	$2,657	$—	$—	$2,657
TBA securities	7,841	—	7,841	(689)	(6,333)	819
Derivative assets	$10,498	$—	$10,498	$(689)	$(6,333)	$3,476

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
June 30, 2026
Interest rate swaptions	$8,655	$—	$8,655	$—	$—	$8,655
TBA securities	462	—	462	(462)	—	—
Derivative liabilities	$9,117	$—	$9,117	$(462)	$—	$8,655

December 31, 2025
Interest rate swaptions	$4,045	$—	$4,045	$—	$—	$4,045
TBA securities	785	—	785	(689)	(96)	—
Derivative liabilities	$4,830	$—	$4,830	$(689)	$(96)	$4,045
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

The following table presents the Company’s financial instruments that are measured at fair value on the Company’s consolidated balance sheet by their valuation hierarchy levels as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($s in thousands)	June 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
MBS	$25,066,198	$—	$25,066,198	$—	$16,306,988	$—	$16,306,988	$—
TBA securities (1)	8,441	—	8,441	—	7,841	—	7,841	—
Option on U.S. Treasury futures	—	—	—	—	2,657	2,657	—	—
Mortgage loans (2)	566	—	—	566	618	—	—	618
Total	$25,075,205	$—	$25,074,639	$566	$16,318,104	$2,657	$16,314,829	$618

Liabilities:
TBA securities (1)	$462	$—	$462	$—	$785	$—	$785	$—
Interest rate swaptions (3)	8,655	—	8,655	—	4,045	—	4,045	—
Total	$9,117	$—	$9,117	$—	$4,830	$—	$4,830	$—
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
The Company's mortgage loans held for investment are single-family mortgage loans, which were originated or purchased by the Company prior to 2000, and for which the Company has elected the fair value option. The fair value measurements for these mortgage loans are considered Level 3 because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of 10% in measuring the fair value of its Level 3 assets as of June 30, 2026 and as of December 31, 2025.
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

NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock. The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of June 30, 2026. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. As of April 15, 2025, the Series C Preferred Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. In addition, the Series C Preferred Stock will now pay a quarterly cumulative cash dividend at a percentage of its $25.00 liquidation value per share equal to 3-month term SOFR plus the statutorily prescribed tenor spread adjustment of 0.26161% in addition to the spread pursuant to the terms of the Series C Preferred Stock of 5.461% for a total spread of 5.723%. The Company paid a quarterly dividend of $0.59416 per share of Series C Preferred Stock on July 15, 2026 to shareholders of record as of July 1, 2026.
Common Stock. During the six months ended June 30, 2026, the Company issued 62,149,933 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $833 million, net of broker commissions and fees. The Company declared monthly dividends on its common stock totaling $0.51 for the three months ended June 30, 2026. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, management’s view on long-term returns, the REIT distribution requirements of the Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Six Months Ended
	June 30,
	2026		2025
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	25,105	$12.34	93,595	$12.78
Granted	—	—	—	—
Vested	(16,265)	12.25	(66,860)	12.96
Awards outstanding, end of period	8,840	$12.50	26,735	$12.34

Target RSUs: (1)
Awards outstanding, beginning of period	738,223	$12.79	463,070	$12.64
Granted	569,942	13.59	399,096	12.78
Vested	(352,477)	12.59	(150,199)	12.63
Awards outstanding, end of period	955,688	$13.34	711,967	$12.72

Target PSUs: (2)
Awards outstanding, beginning of period	693,414	$12.26	482,409	$12.32
Granted	590,231	13.68	371,282	12.05
Vested	(129,870)	12.26	—	—
Forfeited	(55,185)	13.68	—	—
Awards outstanding, end of period	1,098,590	$12.95	853,691	$12.20
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

Restricted stock granted to employees generally vests in equal installments over a period of 3 years. RSUs generally vest in equal installments over a period of 3 years if granted to employees and one year if granted to a non-employee director. PSUs cliff vest based on performance results measured over a period of 3 years. The Company expects 134% of the remaining target PSUs outstanding as of June 30, 2026 will be settled on their vesting dates.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table discloses the dividends payable to the Company’s shareholders for common and preferred stock as well as to its employees and directors for DERs related to its outstanding RSUs and PSUs as of the dates indicated:

Dividends Payable	June 30, 2026	December 31, 2025
($s in thousands)
RSU DERs	$1,598	$1,578
PSU DERs	3,064	3,423
Accrued DERs	4,662	5,001

Common stock dividends	$40,038	$29,877
Preferred stock dividends	2,243	2,293
Accrued dividends	42,281	32,170

Total dividends payable	$46,943	$37,171
Total share-based compensation expense recognized by the Company for the three and six months ended June 30, 2026 was $3 million and $10 million, respectively, compared to $3 million and $6 million for the three and six months ended June 30, 2025. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of June 30, 2026, which will be amortized over the period disclosed:

	June 30, 2026
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$73	0.7 years
RSUs	7,301	2.1 years
PSUs	6,141	2.1 years
Total	$13,515	2.1 years

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

NOTE 9 - SUBSEQUENT EVENTS
Subsequent to June 30, 2026, the Company issued 10 million shares of its common stock through its ATM program, for which it received proceeds of approximately $129 million, net of commissions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW
During the second quarter of 2026, financial markets were comparatively calmer as realized volatility moderated from the elevated levels seen earlier in the year, even as investors continued to weigh the outlook for inflation, monetary policy, and global growth against ongoing geopolitical uncertainty. The U.S. economy continued to expand at a moderate pace, with a steady labor market and only a modest increase in inflation expectations. Market participants priced for the possibility of modest Federal Reserve policy rate hikes, but forward rates curves suggested any such hikes would slowly be removed over time as new Federal Reserve Chair Kevin Warsh eventually settled into his new approach for managing the Federal Reserve. Funding markets remained orderly and were well supported by ample system liquidity, and liquidity across the mortgage and repurchase agreement markets continued to function effectively. After spread widening late in the first quarter, spreads across Agency MBS stabilized and moved modestly tighter over the course of the second quarter, supported by muted new mortgage origination supply, the sector's strong liquidity profile, and renewed demand from the GSEs, which increased their purchases of Agency MBS during the bout of widening.
Against this backdrop, Agency MBS continues to offer attractive long‑term return potential relative to other high‑quality fixed‑income assets, particularly given the supply dynamics, the sector's strong liquidity profile, and the potential for incremental GSE demand to provide support against episodes of spread widening. At the same time, fund flows into bond funds remain a steady source of demand. The long-term, demographic-led need for income will likely remain a central theme in developed financial markets. We view current spread levels as attractive and remain attentive to the evolving supply‑and‑demand balance, including the pace and composition of GSE purchases, the trajectory of the Federal Reserve's balance sheet, especially its holdings of Agency MBS and the level of banking‑system reserves. We continue to monitor monetary policy, inflation trends, housing market activity, supply‑and‑demand dynamics, and geopolitical developments, as well as operational and cybersecurity risks, as we assess their potential impact on interest rates, spreads, prepayment behavior, and financing conditions. We remain focused on disciplined portfolio construction, security selection, liquidity management, and balance‑sheet resilience as market conditions continue to evolve.

The charts below show the range of U.S. Treasury and SOFR-based swap rates for the six months ended June 30, 2026 and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:			Change in Spreads YTD
Investment Type: (1)	June 30, 2026	March 31, 2026	December 31, 2025
Agency RMBS:
2.0% coupon	72	73	70	2
2.5% coupon	72	76	73	(1)
4.0% coupon	52	52	50	2
4.5% coupon	46	53	45	1
5.0% coupon	48	56	46	2
5.5% coupon	51	63	51	—
6.0% coupon	47	64	54	(7)
Agency CMBS(2)	75	84	82	(7)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data is sourced from J.P. Morgan and represents the spread to swap rate on newly issued Agency securities collateralized by multifamily properties.

Summary of Second Quarter 2026 Financial Performance
Our total economic return for the second quarter of 2026 of $0.81 per common share was comprised of an increase in book value of $0.30 per common share and dividends declared of $0.51 per common share. The increase in book value per common share was primarily comprised of a net gain of $102 million on our investment portfolio, net of hedges. The fair value of our Agency MBS benefited from spread tightening late in the second quarter. Although higher interest rates reduced asset valuations during the second quarter, our hedging portfolio effectively mitigated much of this impact, supporting the overall increase in book value. We raised capital of $391 million, net of commissions, using the proceeds to opportunistically add Agency MBS of $2.8 billion. Leverage including TBAs at implied cost decreased to 8.1 times equity, primarily due to the favorable performance of our portfolio.
Interest income increased to $94 million for the second quarter of 2026, driven by our continued deployment of capital into Agency MBS purchases, primarily in 4-5% coupons. Operating expenses for the second quarter of 2026 decreased $5 million, due to the absence of one-time compensation and personnel-related costs recognized during the first quarter of 2026.

The following table summarizes the changes in the Company's financial position during the three months ended June 30, 2026:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of March 31, 2026 (1)			$2,609,770	$12.60
Net interest income		$93,783
Periodic interest from interest rate swaps		542
G & A and other operating expenses		(16,213)
Preferred stock dividends		(2,650)
Changes in fair value:
MBS and other	$(26,487)
TBAs	(19,229)
U.S. Treasury futures	16,568
Interest rate swaps	135,239
Interest rate swaptions	(4,275)
Total net change in fair value		101,816
Comprehensive income to common shareholders			177,278
Capital transactions:
Net proceeds from stock issuance (2)			392,295
Common dividends declared			(115,776)
Balance as of June 30, 2026 (1)			$3,063,567	$12.90
(1)Amounts represent total shareholders' equity less the aggregate liquidation preference of the Company's preferred stock of $111.5 million, in thousands and on a per common share basis.
(2)Net proceeds from common stock issuance include approximately $391 million from ATM issuances and approximately $1.0 million from amortization of share-based compensation, net of grants, during the three months ended June 30, 2026.

FINANCIAL CONDITION
Investment Portfolio
Our investment portfolio, including TBAs, as of June 30, 2026, has increased $8.2 billion, or 42%, since December 31, 2025. We added over $10 billion, net of sales, of primarily 30-year fixed rate Agency RMBS during the six months ended June 30, 2026. We reduced our TBA securities by a net notional of $0.6 billion. The following charts compare the composition of our investment portfolio as of the dates indicated:

The following charts compare the percentage distribution by coupon of our 30-year fixed rate Agency RMBS investments, including TBAs, as of the dates indicated:

The following tables compare our 30-year fixed-rate Agency RMBS investments, including TBA dollar roll positions, by coupon as of the dates indicated:

	June 30, 2026
Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (3)(5)	Fair Value (4)(5)	Weighted Average
				Loan Age (in months)(6)	3 Month CPR (6)(7)	Estimated Duration (8)	Market Yield (9)
($s in thousands)
2.0%	$1,655,060	$1,467,013	$1,341,563	70	5.1%	7.37	4.90%
2.5%	748,519	728,917	637,192	70	6.4%	6.92	4.88%
4.0%	1,122,540	1,065,039	1,057,493	51	5.6%	5.97	4.93%
4.5% (1)	2,219,150	2,147,675	2,146,620	29	6.5%	5.53	5.02%
5.0%	8,017,356	7,969,870	7,942,615	15	6.9%	4.82	5.14%
5.5%	8,921,868	9,028,071	9,027,526	15	10.5%	3.55	5.28%
6.0%	1,418,680	1,459,407	1,460,687	14	17.3%	2.35	5.31%
TBA 4.0%	12,000	11,259	11,231	n/a	n/a	6.71	4.89%
TBA 4.5%(2)	1,075,000	1,039,010	1,044,581	n/a	n/a	5.11	4.91%
TBA 5.0%	873,000	856,769	858,950	n/a	n/a	4.92	5.23%
TBA 5.5%	600,000	602,276	602,531	n/a	n/a	3.41	5.41%
Total	$26,663,173	$26,375,306	$26,130,989	23	8.7%	4.57	5.15%

	December 31, 2025
Agency RMBS by Coupon	Par/Notional	Amortized Cost/ Implied Cost Basis (3)(5)	Fair Value (4)(5)	Weighted Average
				Loan Age (in months)(6)	3 Month CPR (6)(7)	Estimated Duration (8)	Market Yield (9)
($s in thousands)
2.0%	$603,965	$613,475	$497,097	63	5.2%	7.42	4.68%
2.5%	516,325	535,039	444,904	64	5.1%	7.02	4.67%
4.0%	293,073	293,432	281,889	57	6.5%	5.89	4.63%
4.5% (1)	1,911,130	1,853,757	1,881,304	33	5.8%	5.46	4.74%
5.0%	3,974,655	3,913,622	3,997,537	21	5.9%	4.62	4.91%
5.5%	6,325,638	6,361,758	6,465,769	13	8.1%	3.39	5.10%
6.0%	1,381,567	1,419,727	1,432,860	9	8.2%	2.28	5.14%
TBA 4.0%	1,162,000	1,101,441	1,102,764	n/a	n/a	6.29	4.76%
TBA 4.5%(2)	1,447,000	1,425,945	1,430,136	n/a	n/a	4.58	4.64%
TBA 5.0%	176,000	175,287	175,670	n/a	n/a	4.51	5.03%
TBA 5.5%	183,000	185,175	185,631	n/a	n/a	3.28	5.23%
TBA 6.0%	221,000	226,218	226,922	n/a	n/a	1.99	5.24%
Total	$18,195,353	$18,104,876	$18,122,483	21	7.0%	4.29	4.94%
(1)Includes a par value of $9 million of 4.5% 15-year Agency RMBS as of June 30, 2026 and December 31, 2025.
(2)Includes a notional amount of $440 million of 4.5% 15-year TBA securities as of June 30, 2026 and $690 million as of December 31, 2025.
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
The majority of our CMBS IO are Agency-issued securities backed by loans collateralized by multifamily properties. Our Agency CMBS IO are from Freddie Mac Series K deals from which interest continues to be advanced even in the event of an underlying default up until liquidation. Our non-Agency CMBS IO were all originated prior to 2018 and are backed by loans collateralized by a number of different property types, such as multifamily, office, retail, hotels, industrial, storage, and others. Our non-Agency CMBS IO investments are nearing maturity and have very little amortized cost remaining; any changes in actual payments may result in large swings in yield as shown below.
The following table provides certain information regarding our CMBS and CMBS IO as of the dates indicated:

	June 30, 2026
($s in thousands)	Par/Notional Value	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$1,385,492	$1,387,141	$1,377,163	5.7	4.47%
CMBS IO	5,549,806	75,970	75,338	4.4	6.86%
Total		$1,463,111	$1,452,501

	December 31, 2025
($s in thousands)	Par/Notional Value	Amortized Cost	Fair Value	WAVG Life Remaining (1)	WAVG Market Yield (2)
Agency CMBS	$1,210,953	$1,213,107	$1,218,343	5.5	4.25%
CMBS IO	6,000,525	87,557	87,285	4.7	10.40%
Total		$1,300,664	$1,305,628
(1) Represents the weighted average life remaining in years based on contractual cash flows as of the dates indicated.
(2) Represents the weighted average market yield projected using cash flows generated off the forward curve based on market prices as of the dates indicated and assuming zero volatility.
Repurchase Agreements
Our repurchase agreement borrowings increased to $23 billion as of June 30, 2026 from $14 billion as of December 31, 2025. These borrowings were used to partially finance our purchases of Agency MBS during the six months ended June 30, 2026. We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this Quarterly
Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Liquidity and Capital Resources” within Item 2 and “Quantitative and Qualitative Disclosures about Market Risk” within Item 3 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to the Three Months Ended March 31, 2026
The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	June 30, 2026	March 31, 2026
Net interest income	$93,783	$79,254
Realized gain on sales of investments, net	—	8,721
Unrealized loss on investments, net	(25,622)	(251,811)
Gain on derivative instruments, net	128,845	104,727
Operating expenses, net	(16,213)	(21,253)
Preferred stock dividends	(2,650)	(2,658)
Net income (loss) to common shareholders	178,143	(83,020)
Other comprehensive loss	(865)	(148)
Comprehensive income (loss) to common shareholders	$177,278	$(83,168)

Net Interest Income
Net interest income and net interest spread for the three months ended June 30, 2026, increased compared to the three months ended March 31, 2026, as the portfolio grew. Interest expense increased due to a higher average balance of repurchase agreement borrowings used to finance the growth in our MBS portfolio. Net periodic interest earned on interest rate swaps, a component of economic net interest income, decreased by approximately $1.2 million for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, representing a decline of 3 basis points as a percentage of average repurchase agreement borrowings.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	June 30, 2026			March 31, 2026
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$280,970	$22,581,412	4.98%	$236,350	$18,926,563	5.00%
Agency CMBS	13,522	1,254,886	4.26%	12,530	1,177,399	4.26%
CMBS IO (5)	1,748	78,595	8.70%	1,781	84,531	8.23%
Other investments	6	445	3.89%	6	461	3.98%
Subtotal	$296,246	$23,915,338	4.95%	$250,667	$20,188,954	4.97%
Cash equivalents	6,505			6,723
Total interest income	$302,751			$257,390

Repurchase agreement financing	(208,968)	21,803,737	(3.79)%	(178,136)	18,470,997	(3.86)%
Net interest income (expense)/spread	$93,783		1.16%	$79,254		1.11%
Net periodic interest (6)	542		0.01%	1,698		0.04%
Economic net interest income (expense)/spread (6)	$94,325		1.17%	$80,952		1.15%
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

Gains (Losses) on Investments and Derivative Instruments
For the three months ended June 30, 2026, gains on our hedges exceeded losses on our investments by approximately $102 million. Although higher interest rates negatively impacted the fair value of our Agency MBS, our hedging portfolio effectively mitigated much of this impact, Additionally, the fair value of our Agency MBS benefited from tightening of mortgage spreads to U.S. Treasuries in the second quarter.
For the three months ended March 31, 2026, losses on our investment portfolio exceeded gains on our hedges by approximately $(139) million., which included $2 million in net periodic interest we earned from interest rate swaps. The fair value of our investment portfolio declined $(257) million during the three months ended March 31, 2026 primarily due to widening of mortgage spreads to U.S. Treasuries. The impact of higher U.S. Treasury rates on our investments was offset by net gains on our interest rate hedges of $119 million, which also benefited from higher SOFR-based swap rates during the three months ended March 31, 2026.

	Three Months Ended
	June 30, 2026
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(17,336)	$(505)	$(17,841)
Agency CMBS	—	(8,208)	(24)	(8,232)
CMBS IO	—	(54)	(336)	(390)
Other investments	—	(24)	—	(24)
Subtotal	—	(25,622)	(865)	(26,487)
TBA securities (1)	(36,253)	17,024	—	(19,229)
Net gain on investments	$(36,253)	$(8,598)	$(865)	$(45,716)

Interest rate hedging portfolio:
U.S. Treasury futures	$112,723	$(96,155)	$—	$16,568
Interest rate swaps (2)	606	135,175	—	135,781
Interest rate swaptions	—	(4,275)	—	(4,275)
Options on U.S. Treasury futures	—	—	—	—
Net loss on interest rate hedges	$113,329	$34,745	$—	$148,074

Total net gain	$77,076	$26,147	$(865)	$102,358

	Three Months Ended
	March 31, 2026
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$8,461	$(244,781)	$(224)	$(236,544)
Agency CMBS	260	(6,981)	(2)	(6,723)
CMBS IO	—	(47)	78	31
Other investments	—	(2)	—	(2)
Subtotal	8,721	(251,811)	(148)	(243,238)
TBA securities (1)	2,223	(16,102)	—	(13,879)
Net gain on investments	$10,944	$(267,913)	$(148)	$(257,117)

Interest rate hedging portfolio:
U.S. Treasury futures	$(1,098)	$36,406	$—	$35,308
Interest rate swaps (2)	1,331	84,958	—	86,289
Interest rate swaptions	—	(335)	—	(335)
Options on U.S. Treasury futures	(3,981)	1,325	—	(2,656)
Net loss on interest rate hedges	$(3,748)	$122,354	$—	$118,606

Total net gain	$7,196	$(145,559)	$(148)	$(138,511)
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)Realized gain for interest rate swaps consists of net periodic interest benefit of $0.5 million and $1.7 million for the three months ended June 30, 2026 and March 31, 2026, respectively.
We hold long and short positions in TBA securities by executing a series of transactions, commonly referred to as “dollar roll” transactions, which effectively delay the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased or sold for a forward settlement date are generally priced at a discount relative to TBA securities settling in the current month because the current month settlement will receive a coupon sooner than the TBA settling in a forward month. This price difference, often referred to as “drop income,” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from the trade date to the settlement date. We account for RMBS TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments when we cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest period possible.
The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Three Months Ended
	June 30, 2026			March 31, 2026
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Expense (1)	Average Balance	Implied Net Spread
TBAs	$5,221	$1,879,681	1.10%	$4,764	$1,997,823	0.95%
(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”

Operating Expenses
Operating expenses for the three months ended June 30, 2026 declined $5 million compared to the three months ended March 31, 2026. First quarter expenses included accelerated vesting of equity grants and other severance expenses associated with the departure of the Company's former chief financial officer. Annualized general and administrative expenses for the second quarter of 2026 as a percentage of total equity was 1.9% compared to 3.0% for the first quarter of 2026.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Net Interest Income
Net interest income and net interest spread increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 due to the purchases of higher yielding Agency MBS over the past year. Though interest expense increased due to an increase in repurchase agreement borrowings used to finance these purchases, the average financing rate we paid declined 68 basis points over the comparative periods primarily as a result of the
Federal Reserve’s rate cuts since second quarter of 2025. Net periodic interest included in our economic net interest income for the six months ended June 30, 2026, decreased $21 million, or 61 basis points as a percentage of average repurchase agreement borrowings, compared to the six months ended June 30, 2025.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Six Months Ended
	June 30,
	2026			2025
($s in thousands)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$517,320	$20,764,084	4.98%	$192,813	8,197,426	4.70%
Agency CMBS	26,052	1,216,357	4.26%	2,679	138,632	3.84%
CMBS IO (5)	3,530	81,547	8.52%	4,944	109,190	9.13%
Other investments	12	453	3.93%	26	969	4.66%
Subtotal	$546,914	$22,062,441	4.96%	$200,462	$8,446,217	4.75%
Cash equivalents	13,227			6,343
Total interest income	$560,141			$206,805

Repurchase agreement financing	(387,104)	20,146,574	(3.82)%	(166,545)	7,359,899	(4.50)%
Net interest income/spread	$173,037		1.14%	$40,260		0.25%
Net periodic interest (6)	2,240		0.02%	23,200		0.63%
Economic net interest income/spread (6)	$175,277		1.16%	$63,460		0.88%
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

Gains (Losses) on Investments and Derivative Instruments
For the six months ended June 30, 2026, losses on our investment portfolio exceeded gains on our hedges by approximately $(36) million. The fair value of our investment portfolio declined $(303) million during the six months ended June 30, 2026 primarily due to widening of mortgage spreads to U.S. Treasuries. The impact of higher U.S. Treasury rates on our investments was offset by net gains on our interest rate hedges of $267 million, which also benefited from higher SOFR-based swap rates during the six months ended June 30, 2026.
For the six months ended June 30, 2025, losses on our hedging portfolio exceeded gains on our investments by approximately $32 million (excluding $23 million in net periodic interest we earned from interest rate swaps) due primarily to the decline in SOFR-based swap rates across the curve since December 31, 2024.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Six Months Ended
	June 30, 2026
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$8,461	$(262,117)	$(728)	$(254,384)
Agency CMBS	260	(15,189)	(26)	(14,955)
CMBS IO	—	(101)	(259)	(360)
Other investments	—	(26)	—	(26)
Subtotal	8,721	(277,433)	(1,013)	(269,725)
TBA securities (1)	(34,031)	923	—	(33,108)
Net gain on investments	$(25,310)	$(276,510)	$(1,013)	$(302,833)

Interest rate hedging portfolio:
U.S. Treasury futures	$111,625	$(59,749)	$—	$51,876
Interest rate swaps (2)	1,937	220,134	—	222,071
Interest rate swaptions	—	(4,610)	—	(4,610)
Options on U.S. Treasury futures	(3,981)	1,325	—	(2,656)
Net loss on interest rate hedges	$109,581	$157,100	$—	$266,681

Total net gain	$84,271	$(119,410)	$(1,013)	$(36,152)

	Six Months Ended
	June 30, 2025
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$138,362	$20,545	$158,907
Agency CMBS	—	4,376	1,552	5,928
CMBS IO	—	924	1,357	2,281
Other investments	—	(13)	—	(13)
Subtotal	—	143,649	23,454	167,103
TBA securities (1)	(3,690)	53,473	—	49,783
Net gain (loss) on investments	$(3,690)	$197,122	$23,454	$216,886

Interest rate hedging portfolio:
U.S. Treasury futures	$32,469	$(70,496)	$—	$(38,027)
Interest rate swaps	23,200	(212,130)	—	(188,930)
Interest rate swaptions	—	993	—	993
Net (loss) gain on interest rate hedges	$55,669	$(281,633)	$—	$(225,964)

Total net gain (loss)	$51,979	$(84,511)	$23,454	$(9,078)
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)Realized gain for interest rate swaps consists of net periodic interest benefit of $2.2 million for the six months ended June 30, 2026, and $23.2 million for the six months ended June 30, 2025.

The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Six Months Ended
	June 30,
	2026			2025
	Implied Net Interest Expense (1)	Average Balance	Implied Net Spread	Implied Net Interest Expense (1)	Average Balance	Implied Net Spread
TBAs	$9,985	$1,938,425	1.02%	$9,542	$2,413,041	0.79%
(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”

Operating Expenses
Operating expenses increased 53% to $37 million for the six months ended June 30, 2026 compared to $24 million for the six months ended June 30, 2025. In addition to higher salary and share-based compensation expenses resulting from new employees, operating expenses also increased due to accelerated vesting of equity grants and other severance expenses associated with the departure of the Company's former chief financial officer. Annualized general and administrative expenses for the six months ended June 30, 2026 as a percentage of total equity was 2.2% compared to 2.9% for the six months ended June 30, 2025.

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
Reconciliations of each non-GAAP measure to certain GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	June 30, 2026	March 31, 2026
($s in thousands except per share data)
Comprehensive income to common shareholders (GAAP)	$177,278	$(83,168)
Less:
Change in fair value of investments (1)	26,487	243,238
Change in fair value of derivative instruments, net (2)	(123,082)	(98,266)
EAD to common shareholders (non-GAAP)	$80,683	$61,804
Average common shares outstanding	222,220,145	200,084,349
EAD per common share (non-GAAP)	$0.36	$0.31

Net interest income (GAAP)	$93,783	$79,254
Net periodic interest earned from interest rate swaps	542	1,698
Economic net interest income (non-GAAP)	94,325	80,952
TBA drop income (3)	5,221	4,763
Total operating expenses	(16,213)	(21,253)
Preferred stock dividends	(2,650)	(2,658)
EAD to common shareholders (non-GAAP)	$80,683	$61,804

Net interest spread (GAAP)	1.16%	1.11%
Net periodic interest from interest rate swaps as a percentage of average repurchase borrowings	0.01%	0.04%
Economic net interest spread (non-GAAP)	1.17%	1.15%

(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)The following table reconciles “change in fair value of derivative instruments, net” to the “gain (loss) on derivative instruments, net” shown on the consolidated statements of comprehensive income.

	Three Months Ended
($s in thousands)	June 30, 2026	March 31, 2026
Gain on derivative instruments, net	$128,845	$104,727
Less:
TBA drop income	(5,221)	(4,763)
Net periodic interest earned from interest rate swaps	(542)	(1,698)
Change in fair value of derivative instruments, net	$123,082	$98,266
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
During the six months ended June 30, 2026, we issued 62,149,933 shares of common stock through our ATM program, resulting in proceeds of $0.8 billion, net of broker commissions and fees. We deployed these proceeds primarily into purchases of Agency RMBS.
Our liquidity fluctuates based on our investment activities, leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unpledged Agency MBS, which are recognized as assets on our consolidated balance sheet. In our measure of liquidity, we also include the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Our liquidity as of June 30, 2026, was approximately $1.6 billion, which consisted of unrestricted cash of $608 million and unpledged Agency MBS with a fair value of $1.0 billion. Our liquidity was $1.4 billion as of December 31, 2025.
We continuously monitor our liquidity, especially with potential risk events on the horizon, such as tariff changes, potential GSE transition, uncertainty regarding Federal Reserve policy decisions, the size of the Federal Reserve’s balance sheet, quantitative tightening or easing measures, federal government shutdowns, and the impact on global markets stemming from global central bank policies. We are also monitoring geopolitical conflicts and uncertainty around the globe. We continuously assess the adequacy of our liquidity under various scenarios based on changes in the fair value of our investments and derivative instruments due to market factors such as changes in the absolute level of interest rates and the shape of the yield curve, credit spreads, lender haircuts, and prepayment speeds, which in turn have an impact on margin requirements. In performing these analyses, we also consider the current state of the fixed-income markets and the repurchase agreement markets to determine if market forces such as supply-demand imbalances or structural changes to these markets could change the liquidity of MBS or the availability of financing. We have not experienced any material changes in the terms of our repurchase agreements with our counterparties, and they have not indicated to us any concerns regarding access to liquidity.
In addition to the GSE guarantee of principal payments on our Agency investments, we expect the capital and repurchase agreement markets will remain accessible at capacities sufficient to cover our short-term and long-term liquidity needs.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 8.1 times shareholders’ equity as of June 30, 2026. We include 100% of the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
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

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2026	$22,644,742	$21,803,737	$22,645,366
March 31, 2026	21,045,457	18,470,997	21,045,636
December 31, 2025	13,904,231	12,469,902	13,904,304
September 30, 2025	11,753,522	10,468,568	11,754,581
June 30, 2025	8,600,143	7,871,627	8,600,487
March 31, 2025	7,234,723	6,842,485	7,234,723
For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in the fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin or collateral. If we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of June 30, 2026, was consistent with prior periods, typically averaging less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
The collateral we post in excess of our repurchase agreement borrowing with any counterparty is also typically referred to by us as “equity at risk,” which represents the potential loss to the Company if the counterparty is unable or unwilling to return collateral securing the repurchase agreement borrowing at its maturity. The counterparties with whom we have the greatest amounts of equity at risk may vary significantly during any given period due to the short-term and uncommitted nature of the repurchase agreement borrowings. As of June 30, 2026, we had amounts outstanding with over 25 counterparties and did not have more than 10% of equity at risk with any counterparty or group of related counterparties.
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. We do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of June 30, 2026, and we are not aware of circumstances that could potentially result in our non-compliance in the near future.
Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in cash. As of June 30, 2026, we had cash collateral posted to our counterparties of $570 million under these agreements.
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
The following table provides details on the “net (payments) receipts on derivative instruments” shown on our consolidated statements of cash flows for the periods indicated:

	Six Months Ended
	June 30,
Cash received or paid by instrument:	2026	2025
	($s in thousands)
Interest rate swaps:
Net variation margin received (paid)	$194,585	$(165,673)
Paid upon maturity/termination	(367)	—
Net periodic interest received (1)	2,642	77
	196,860	(165,596)
U.S. Treasury futures:
Net variation margin paid	(70,114)	(45,364)
Received upon maturity/termination	111,625	32,469
	41,511	(12,895)
TBA securities:
Paid upon settlement	(35,432)	(22,615)

Net receipts (payments) on derivative instruments	$202,939	$(201,106)

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
Our reported GAAP financial results will generally differ from our REIT taxable income and dividend distributions due to temporary and permanent differences. For example, we designate certain derivative instruments as interest rate hedges for tax purposes. Realized gains (losses) resulting from the difference in fair value and the amount of cash received or paid upon termination or maturity of designated derivative instruments are included in GAAP earnings in the same reporting period in which the derivative instrument matures or is terminated by the Company but are generally not recognized in REIT taxable income until future periods. Non-designated derivative instruments are included in GAAP earnings and REIT taxable income in the same period the derivative instrument matures or is terminated by the Company. The table below provides the projected amortization of the Company's net deferred tax hedge gains that may be recognized as taxable income over the periods indicated, given conditions known as of June 30, 2026; however, uncertainty inherent in the forward interest rate curve makes future realized gains and losses difficult to estimate, and as such, these projections are subject to change for any given period.

Projected Period of Recognition for Tax Hedge Gains, Net	June 30, 2026
($ in thousands)
Fiscal year 2026	$97,667
Fiscal year 2027	95,286
Fiscal year 2028	89,252
Fiscal year 2029 and thereafter	327,734
$609,939
As of June 30, 2026, we also had $475 million in capital loss carryforwards, $293 million of which will expire by December 31, 2027 and the remainder by December 31, 2028. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income, coupled with the uncertainty inherent in the forward interest rate curve, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2026 or in any given period.
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

Critical accounting estimates are defined as those that require management's most difficult, subjective, or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2026.

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

Regulation FD Disclosures
We routinely announce material information to investors and the marketplace using filings with the SEC, press releases, public conference calls, presentations, webcasts, and the investor relations page of our website at www.dynexcapital.com/investors and our LinkedIn page. We use these channels for purposes of compliance with Regulation FD and as routine channels for distribution of important information. While not all of the information that we post to the investor relations page of our website or to our LinkedIn page is of a material nature, some information could be deemed to be material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The web addresses are included in this Quarterly Report on Form 10-Q as textual references only, and the information posted on these channels is not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC.
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

	June 30, 2026
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	3.0%	27.3%	1.8%	15.8%	(2.1)%	(19.0)%	(4.4)%	(40.0)%
CMBS	0.2%	2.1%	0.1%	1.0%	(0.1)%	(1.0)%	(0.2)%	(1.9)%
CMBS IO	—%	0.1%	—%	—%	—%	—%	—%	(0.1)%
TBAs	0.3%	3.0%	0.2%	1.8%	(0.2)%	(2.2)%	(0.5)%	(4.6)%
Interest rate hedges	(4.4)%	(39.3)%	(2.2)%	(19.3)%	2.1%	18.7%	4.1%	37.2%
Total	(0.8)%	(6.9)%	(0.1)%	(0.8)%	(0.4)%	(3.5)%	(1.0)%	(9.4)%

	December 31, 2025
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.3%	19.1%	1.4%	11.6%	(1.8)%	(15.1)%	(3.9)%	(32.3)%
CMBS	0.3%	2.3%	0.1%	1.2%	(0.1)%	(1.1)%	(0.3)%	(2.2)%
CMBS IO	—%	0.1%	—%	—%	—%	—%	—%	(0.1)%
TBAs	0.7%	5.6%	0.4%	3.2%	(0.4)%	(3.7)%	(0.9)%	(7.6)%
Interest rate hedges	(4.4)%	(36.7)%	(2.2)%	(18.2)%	2.2%	17.8%	4.3%	35.7%
Total	(1.1)%	(9.6)%	(0.3)%	(2.2)%	(0.1)%	(2.1)%	(0.8)%	(6.5)%

				June 30, 2026		December 31, 2025
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	(0.3)%	(2.8)%	(0.2)%	(1.4)%
		+50	+100	(0.9)%	(8.1)%	(0.6)%	(5.3)%
	Flattening	+50	+25	(0.2)%	(2.2)%	(0.2)%	(1.4)%
		+100	+50	(0.6)%	(5.1)%	(0.4)%	(3.4)%
Bullish	Steepening	-50	-25	0.1%	0.9%	—%	—%
		-100	-50	—%	0.2%	(0.2)%	(1.7)%
	Flattening	-25	-50	(0.2)%	(1.5)%	(0.3)%	(2.8)%
		-50	-100	(0.9)%	(8.2)%	(1.3)%	(10.6)%
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
The table below shows the projected sensitivity of the market value of our investments given the indicated change in market spreads as of the dates indicated:

	June 30, 2026		December 31, 2025
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
+20/+50 (2)	(1.0)%	(9.2)%	(1.0)%	(8.4)%
+10	(0.5)%	(4.6)%	(0.5)%	(4.2)%
-10	0.5%	4.6%	0.5%	4.2%
-20/-50 (2)	1.0%	9.2%	1.0%	8.4%
(1) Includes changes in market value of our MBS investments, including TBA securities.
(2) Assumes a 20-basis point shift in Agency and non-Agency RMBS and CMBS and a 50-basis point shift in Agency and non-Agency CMBS IO.

Other Market Risks
In addition to the risks discussed above, we are also subject to prepayment risk, credit risk, liquidity risk, and reinvestment risk. We have not experienced any material changes in these risks during the three months ended June 30, 2026. Please refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks,” in our 2025 Form 10-K for further discussion.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our co-principal executive officers and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a new share repurchase program (the “Program”) authorizing the repurchase of up to $300 million of its common stock and up to $50 million of its preferred stock, including any series thereof currently or hereafter authorized. Under the Program, repurchases may be made from time to time through open market transactions, privately negotiated transactions, or other means, including, without limitation, trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act. The actual means and timing of any repurchases under the Program will depend on a variety of factors, including, without limitation, the market prices of its common stock and preferred stock, as applicable, general market and economic conditions, and applicable legal and regulatory requirements. The Program is authorized through April 30, 2028, and replaces the Company’s prior repurchase program, which expired April 30, 2026. The Program does not require the Company to purchase any shares and may be modified, suspended, or terminated by the Board at any time.

The Company did not repurchase any shares of its common stock or Series C Preferred Stock during the three months ended June 30, 2026. Employees forfeited 305,441 common shares to cover payroll tax withholding on share-based compensation that vested during the six months ended June 30, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

During the three months ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

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

3.1.2
Third Articles of Amendment to the Restated Articles of Incorporation, effective as of May 22, 2026 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed May 22, 2026).

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

10.1*	Dynex Capital, Inc. Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed May 22, 2026)
10.2
Amendment No. 9, dated April 28, 2026 to the Distribution Agreement, dated June 29, 2018, as amended on May 31, 2019, August 3, 2021, June 3, 2022, February 10, 2023, October 29, 2024, May 1, 2025, July 29, 2025, and January 27, 2026, by and among Dynex Capital, Inc., J.P. Morgan Securities LLC, Citizens JMP Securities, LLC, JonesTrading Institutional Services LLC, BTIG, LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 10.1 to Dynex’s Current Report on Form 8-K filed April 28, 2026)

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	July 27, 2026	/s/ Michael A. Sartori
Michael A. Sartori
Chief Financial Officer
(Principal Financial Officer)