Form 10-Q
period 2026-09-30
DYNEX CAPITAL INC
filed 2026-10-27
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-09819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia		52-1549373
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
140 Eastshore Drive, Suite 100
Glen Allen,	Virginia	23059-5755
(Address of principal executive offices)		(Zip Code)
	(804)	217-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DX	New York Stock Exchange
6.900% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRC	New York Stock Exchange
9.375% Series D Fixed-Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	DXPRD	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

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
Yes           ☐           No            ☒
On October 22, 2026, the registrant had 259,627,108 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	2
	Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	5
	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

SIGNATURES		51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($s in thousands except per share data)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Cash and cash equivalents	$993,008	$531,043
Cash collateral posted to counterparties	834,736	399,344
Mortgage-backed securities (including pledged assets of $25,239,341 and $14,593,470, respectively), at fair value	25,912,607	16,306,988
Due from counterparties	61,439	17,425
Derivative assets	—	10,498
Accrued interest receivable	113,913	67,940
Other assets	9,503	8,940
Total assets	$27,925,206	$17,342,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$24,190,276	$13,904,231
Due to counterparties	389,511	811,656
Derivative liabilities	89,336	4,830
Cash collateral posted by counterparties	—	8,373
Accrued interest payable	137,153	95,196
Dividends payable	50,580	37,171
Other liabilities	16,295	18,577
Total liabilities	24,873,151	14,880,034

Shareholders’ equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized; 9,260,000 and 4,460,000 shares issued and outstanding, respectively ($231,500 and $111,500 aggregate liquidation preference, respectively)	223,593	107,843
Common stock, par value $0.01 per share, 720,000,000 and 360,000,000 shares authorized, respectively; 258,430,745 and 174,814,912 shares issued and outstanding, respectively	2,584	1,748
Additional paid-in capital	4,025,147	2,921,551
Accumulated other comprehensive loss	(164,603)	(127,061)
Accumulated deficit	(1,034,666)	(441,937)
Total shareholders’ equity	3,052,055	2,462,144
Total liabilities and shareholders’ equity	$27,925,206	$17,342,178
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
($s in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest income	$332,497	$149,679	$892,637	$356,484
Interest expense	(230,935)	(119,068)	(618,039)	(285,612)
Net interest income	101,562	30,611	274,598	70,872

GAINS (LOSSES)
Realized (loss) gain on sales of investments, net	(544)	—	8,177	—
Unrealized (loss) gain on investments, net	(1,465,047)	142,469	(1,742,480)	286,118
Gain (loss) on derivative instruments, net	1,041,087	(10,694)	1,274,659	(186,875)
Total (losses) gains, net	(424,504)	131,775	(459,644)	99,243

EXPENSES
Compensation and benefits	(4,742)	(7,325)	(29,659)	(23,256)
Other general and administrative	(6,320)	(4,139)	(17,086)	(11,884)
Other operating expenses	(1,532)	(534)	(3,315)	(1,268)
Total operating expenses	(12,594)	(11,998)	(50,060)	(36,408)

Net (loss) income	$(335,536)	$150,388	$(235,106)	$133,707
Preferred stock dividends	(2,769)	(2,827)	(8,076)	(7,431)
Net (loss) income to common shareholders	$(338,305)	$147,561	$(243,182)	$126,276

Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments	$(36,529)	$14,966	$(37,542)	$38,420
Total other comprehensive (loss) income	(36,529)	14,966	(37,542)	38,420
Comprehensive (loss) income to common shareholders	$(374,834)	$162,527	$(280,724)	$164,696

Weighted average common shares-basic	251,842,414	135,952,339	224,905,226	113,373,853
Weighted average common shares-diluted	251,842,414	136,927,985	224,905,226	114,202,402
Net (loss) income per common share-basic	$(1.34)	$1.09	$(1.08)	$1.11
Net (loss) income per common share-diluted	$(1.34)	$1.08	$(1.08)	$1.11
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($s in thousands)

	For the Three and Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	4,460,000	$107,843	237,414,259	$2,374	$3,760,123	$(128,074)	$(567,199)	$3,175,067
Stock issuance	4,800,000	115,750	20,969,455	210	267,835	—	—	383,795
Share-based compensation, net of amortization	—	—	83,576	1	(2,186)	—	—	(2,185)
Adjustments for tax withholding on share- based compensation	—	—	(36,545)	(1)	(471)	—	—	(472)
Stock issuance costs	—	—	—	—	(154)	—	—	(154)
Net loss	—	—	—	—	—	—	(335,536)	(335,536)
Dividends on preferred stock	—	—	—	—	—	—	(2,769)	(2,769)
Dividends on common stock	—	—	—	—	—	—	(129,162)	(129,162)
Other comprehensive loss	—	—	—	—	—	(36,529)	—	(36,529)
Balance as of September 30, 2026	9,260,000	$223,593	258,430,745	$2,584	$4,025,147	$(164,603)	$(1,034,666)	$3,052,055

Balance as of December 31, 2025	4,460,000	$107,843	174,814,912	$1,748	$2,921,551	$(127,061)	$(441,937)	$2,462,144
Stock issuance	4,800,000	115,750	83,119,388	831	1,100,220	—	—	1,216,801
Share-based compensation, net of amortization	—	—	838,431	8	8,299	—	—	8,307
Adjustments for tax withholding on share- based compensation	—	—	(341,986)	(3)	(4,612)	—	—	(4,615)
Stock issuance costs	—	—	—	—	(311)	—	—	(311)
Net loss	—	—	—	—	—	—	(235,106)	(235,106)
Dividends on preferred stock	—	—	—	—	—	—	(8,076)	(8,076)
Dividends on common stock	—	—	—	—	—	—	(349,547)	(349,547)
Other comprehensive loss	—	—	—	—	—	(37,542)	—	(37,542)
Balance as of September 30, 2026	9,260,000	$223,593	258,430,745	$2,584	$4,025,147	$(164,603)	$(1,034,666)	$3,052,055

	For the Three and Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	4,460,000	$107,843	125,358,375	$1,253	$2,268,143	$(149,035)	$(618,211)	$1,609,993
Stock issuance	—	—	20,312,637	203	253,936	—	—	254,139
Share-based compensation, net of amortization	—	—	77,284	1	2,800	—	—	2,801
Adjustments for tax withholding on share- based compensation	—	—	(34,160)	—	(441)	—	—	(441)
Stock issuance costs	—	—	—	—	(152)	—	—	(152)
Net income	—	—	—	—	—	—	150,388	150,388
Dividends on preferred stock	—	—	—	—	—	—	(2,827)	(2,827)
Dividends on common stock	—	—	—	—	—	—	(71,319)	(71,319)
Other comprehensive income	—	—	—	—	—	14,966	—	14,966
Balance as of September 30, 2025	4,460,000	$107,843	145,714,136	$1,457	$2,524,286	$(134,069)	$(541,969)	$1,957,548

Balance as of December 31, 2024	4,460,000	$107,843	84,491,800	$845	$1,742,471	$(172,489)	$(493,734)	$1,184,936
Stock issuance	—	—	61,025,405	610	775,336	—	—	775,946
Share-based compensation, net of amortization	—	—	290,237	3	8,313	—	—	8,316
Adjustments for tax withholding on share- based compensation	—	—	(93,306)	(1)	(1,621)	—	—	(1,622)
Stock issuance costs	—	—	—	—	(213)	—	—	(213)
Net income	—	—	—	—	—	—	133,707	133,707
Dividends on preferred stock	—	—	—	—	—	—	(7,431)	(7,431)
Dividends on common stock	—	—	—	—	—	—	(174,511)	(174,511)
Other comprehensive income	—	—	—	—	—	38,420	—	38,420
Balance as of September 30, 2025	4,460,000	$107,843	145,714,136	$1,457	$2,524,286	$(134,069)	$(541,969)	$1,957,548
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($s in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net (loss) income	$(235,106)	$133,707
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Realized gain on sales of investments, net	(8,177)	—
Unrealized loss (gain) on investments, net	1,742,480	(286,118)
(Gain) loss on derivative instruments, net	(1,274,659)	186,875
Amortization of investment premiums, net	8,734	20,371
Other amortization and depreciation	1,587	1,556
Share-based compensation expense	8,307	8,316
Increase in accrued interest receivable	(45,973)	(23,090)
Increase in accrued interest payable	41,957	65,845
Change in other assets and liabilities, net	(3,727)	(945)
Net cash provided by operating activities	235,423	106,517
Investing activities:
Purchases of mortgage-backed securities	(14,383,146)	(6,130,208)
Principal payments received on mortgage-backed securities, fair value option	1,603,717	540,184
Principal payments received on mortgage-backed securities, available-for-sale	55,144	103,999
Proceeds from sales of mortgage-backed securities	910,594	—
Principal payments received on mortgage loans held for investment	85	216
Net receipts (payments) on derivative instruments	1,330,151	(233,678)
(Decrease) increase in cash collateral posted by counterparties	(8,373)	18,424
Net cash used in investing activities	(10,491,828)	(5,701,063)
Financing activities:
Borrowings under repurchase agreements	202,745,025	97,331,308
Repayments of repurchase agreement borrowings	(192,458,980)	(92,140,906)
Proceeds from issuance of preferred stock	115,750	—
Proceeds from issuance of common stock	1,101,051	775,946
Cash paid for stock issuance costs	(255)	(157)
Payments related to tax withholding for share-based compensation	(4,615)	(1,622)
Dividends paid	(344,214)	(167,755)
Net cash provided by financing activities	11,153,762	5,796,814

Net increase in cash, including cash posted to counterparties	897,357	202,268
Cash including cash collateral posted to counterparties at beginning of period	930,387	621,539
Cash including cash collateral posted to counterparties at end of period	$1,827,744	$823,807

Supplemental Disclosure of Cash Activity:
Cash paid for interest on repurchase agreements	$576,082	$219,768

Noncash Investing Activities:
Payable for investments pending settlement	$382,711	$263,179
See notes to the unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Dynex Capital, Inc. (“Dynex” or the “Company”) is a real estate investment trust (“REIT”) structured to deliver dividends to shareholders supported by long-term returns from investments in mortgage assets backed by
U.S. housing and commercial real estate. The Company’s common stock and preferred stock trade on the New York
Stock Exchange (“NYSE”). The Company’s common stock trades under the ticker symbol “DX,” and its 6.900%
Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) and
9.375% Series D Fixed-Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) trade under the ticker symbols “DXPRC” and “DXPRD,” respectively.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries
(together, “Dynex” or, as appropriate, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the
“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the interim period have been included. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2026. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the
Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The most significant estimate used by management relates to the fair value measurement of its investments, including TBA securities accounted for as derivative instruments, which is discussed further below within this note to the consolidated financial statements. The
Company believes the estimates and assumptions underlying the consolidated financial statements included herein are reasonable and supportable based on the information available as of September 30, 2026.
Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of the Company and the accounts of its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company did not consolidate any variable interest entities (“VIEs”) as of September 30, 2026. The
Company consolidates a VIE if the Company is determined to be the VIE’s primary beneficiary, which is defined as the party that has both (i) the power to control the activities that most significantly impact the VIE’s financial performance; and (ii) the right to receive benefits or absorb losses that could potentially be significant to the VIE.
The Company reconsiders its evaluation of whether to consolidate a VIE on an ongoing basis, based on changes in

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Because the Company’s Series C Preferred Stock and Series D Preferred Stock are redeemable at the
Company’s option for cash only and convertible into shares of common stock only upon a change of control of the
Company (and subject to other circumstances) as described in Articles IIIC and IIID of the Company’s Restated
Articles of Incorporation, as amended, the effect of those shares and their related dividends is excluded from the calculation of diluted net income per common share for the periods presented.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table provides a reconciliation of “cash” and “cash posted to counterparties” reported on the
Company's consolidated balance sheet as of September 30, 2026 presented herein that sum to the total of the same such amounts shown on the Company’s consolidated statement of cash flows for the nine months ended
September 30, 2026:

($s in thousands)	September 30, 2026
Cash and cash equivalents	$993,008
Cash collateral posted to counterparties	834,736
Total cash including cash posted to counterparties shown on consolidated statement of cash flows	$1,827,744
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
Allowance for Credit Losses. On at least a quarterly basis, the Company evaluates any MBS designated as
AFS with a fair value less than its amortized cost for credit losses. If the difference between the present value of cash flows expected to be collected on the MBS is less than its amortized cost, the difference is recorded as an allowance for credit loss through net income up to and not exceeding the amount that the amortized cost exceeds current fair value. Subsequent changes in credit loss estimates are recognized in earnings in the period in which they occur. Because the majority of the Company’s investments are higher credit quality and most are guaranteed by a
GSE, the Company has not recorded an allowance for credit losses related to its MBS recorded on its consolidated balance sheet.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company’s U.S. Treasury futures contracts are centrally cleared through the Chicago Mercantile
Exchange (“CME”), which requires the Company to post initial margin as determined by the CME. Daily variation margin is exchanged, typically in cash, for the changes in the fair value of the futures contracts, which is treated as legal settlement of the exposure under the related futures contracts as opposed to a pledge of collateral. The effect of these legal settlements reduces what would have otherwise been reported as the fair value of the futures contracts, generally to $0. The margin requirement varies based on the market value of the open positions and the equity retained in the account. Any margin excess or deficit outstanding is recorded as a receivable or payable within “due from/to counterparties” as of the date of the Company’s consolidated balance sheets. The Company realizes gains or losses on these contracts upon expiration at an amount equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
derivative instruments” until the swaption is exercised or the contract expires. If the swaption expires unexercised, the realized loss is limited to the premium paid. If exercised, the realized gain or loss on the swaptions is equal to the difference between the fair value of the underlying interest rate swap and the premium paid.
The Company may also use options on U.S. Treasury futures, which are initially recorded at the price of the premium paid at inception. Subsequent changes in fair value are recorded in “gain (loss) on derivative instruments”
until the option is exercised or the contract expires. If the option expires unexercised, the realized loss is limited to the premium paid at inception. If exercised, the realized gain or loss on the option is equal to the difference between the fair value of the underlying U.S. Treasury future and the premium paid at inception.
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
Share-Based Compensation
The Company’s 2025 Plan reserves for issuance up to 12,000,000 common shares for eligible employees, non-employee directors, consultants, and advisors to the Company to be granted in the form of stock options, restricted stock, RSUs, stock appreciation rights, PSUs, and performance-based cash awards (collectively,
“awards”). Awards previously granted under the 2020 Plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2020 Plan. As of September 30, 2026, there were 9,455,437 common shares remaining available for issuance under the 2025 Plan.
The Company has issued restricted stock and RSUs that remain outstanding, which are treated as equity awards and recorded at their fair value using the closing stock price on the grant date. Compensation expense is generally recognized over a service period specified within each award with a corresponding credit to shareholders’
equity using the straight-line method until the vesting date specified within each award or until the employee becomes eligible for retirement, if earlier than the vesting date. Compensation expense is recognized immediately upon the grant date for equity awards granted to an employee who is retirement eligible.
The Company also has issued PSUs that remain outstanding, which are treated  as equity awards. The fair value of PSUs that are subject to Company performance-based conditions is measured using the closing stock price on the grant date multiplied by the number of units expected to vest based on an assessment of the probability of achievement of the Company performance-based conditions as of the grant date. The grant date fair value is recognized as expense using the straight-line method until the earlier of the vesting date specified within each award or the date the employee becomes eligible for retirement. Adjustments are made, if necessary, based on any change in probability of achievement which is re-assessed as of each reporting date and on at least a quarterly basis. The
Company does not have any PSUs outstanding with market-based performance conditions.
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contingencies
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. In the opinion of management, the Company did not have any material pending lawsuits, claims, or other contingencies as of September 30, 2026 or December 31, 2025.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2026	2025	2026	2025
Weighted average number of common shares outstanding - basic	251,842,414	135,952,339	224,905,226	113,373,853
Incremental common shares-unvested RSUs	—	274,356	—	226,232
Incremental common shares-unvested PSUs	—	701,290	—	602,317
Weighted average number of common shares outstanding - diluted	251,842,414	136,927,985	224,905,226	114,202,402

Net (loss) income to common shareholders	$(338,305)	$147,561	$(243,182)	$126,276
Net (loss) income per common share-basic	$(1.34)	$1.09	$(1.08)	$1.11
Net (loss) income per common share-diluted	$(1.34)	$1.08	$(1.08)	$1.11
The calculation of diluted net loss per common share for the three and nine months ended September 30,
2026 excludes unvested RSUs and PSUs of 1,110,881 and 1,041,255, respectively, which would have been anti-
dilutive for those periods.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 – MORTGAGE-BACKED SECURITIES

The following tables provide details on the Company’s MBS by investment type as of the dates indicated:

	September 30, 2026
($s in thousands)	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$25,395,940	$1,463,036	$26,756	$26,885,732
Gross unrealized gain	1,032	—	2	1,034
Gross unrealized loss	(1,524,574)	(74,724)	(1,618)	(1,600,916)
Fair value through net income	$23,872,398	$1,388,312	$25,140	$25,285,850

Measured at fair value through OCI:
Amortized cost	$703,607	$43,738	$44,015	$791,360
Gross unrealized gain	—	—	2,117	2,117
Gross unrealized loss	(161,530)	(3,016)	(2,174)	(166,720)
Fair value through OCI	$542,077	$40,722	$43,958	$626,757

Total	$24,414,475	$1,429,034	$69,098	$25,912,607

	December 31, 2025
	Agency RMBS	Agency CMBS	CMBS IO (1)	Total
Measured at fair value through net income:
Amortized cost	$14,233,682	$1,165,674	$30,680	$15,430,036
Gross unrealized gain	236,304	8,293	20	244,617
Gross unrealized loss	(99,899)	(995)	(1,147)	(102,041)
Fair value through net income	$14,370,087	$1,172,972	$29,553	$15,572,612

Measured at fair value through OCI:
Amortized cost	$757,127	$47,433	$56,877	$861,437
Gross unrealized gain	—	25	2,620	2,645
Gross unrealized loss	(125,854)	(2,087)	(1,765)	(129,706)
Fair value through OCI	$631,273	$45,371	$57,732	$734,376

Total	$15,001,360	$1,218,343	$87,285	$16,306,988

(1) The Company held a notional balance of CMBS IO of $4.8 billion as of September 30, 2026, and $6.0 billion as of December 31, 2025.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2026	2025	2026	2025
Agency RMBS	$(1,397,829)	$139,842	$(1,659,947)	$278,204
Agency CMBS	(66,833)	2,410	(82,022)	6,785
CMBS IO	(389)	223	(489)	1,148
Other investments	4	(6)	(22)	(19)
Unrealized (loss) gain on investments, net	$(1,465,047)	$142,469	$(1,742,480)	$286,118
The following table presents information regarding realized gains and losses on sales of MBS reported in the Company’s consolidated statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($s in thousands)	2026	2025	2026	2025
Realized gain on sales of MBS - FVO	$—	$—	$8,721	$—
Realized loss on sale of MBS - FVO	(544)	—	(544)	—
Total realized (loss) gain on sales of investments, net	$(544)	$—	$8,177	$—
The following table presents certain information for MBS designated as AFS that were in an unrealized loss position as of the dates indicated:

	September 30, 2026			December 31, 2025
($s in thousands)	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Continuous unrealized loss position for less than 12 months:
Agency MBS	$4,443	$(111)	4	$730	$(1)	2
Non-Agency MBS	834	(5)	1	208	(22)	3

Continuous unrealized loss position for 12 months or longer:
Agency MBS	$618,036	$(166,604)	50	$721,536	$(129,658)	56
Non-Agency MBS	—	—	—	752	(25)	3
The unrealized loss positions on the Company’s MBS designated as AFS as of September 30, 2026 and
December 31, 2025 were the result of higher interest rates and wider spreads to U.S. Treasuries compared to at the time of purchase. The unrealized loss positions are not credit related; therefore, the Company did not record an allowance for credit losses as of September 30, 2026 or December 31, 2025. The Company has the ability and intent to hold any MBS with an unrealized loss until the recovery in its value. This assessment is based on the amount of the unrealized loss and significance of the related investment as well as the Company’s leverage and liquidity position. In addition, for its non-Agency MBS, which are not guaranteed by a GSE, the Company reviews the credit

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ratings, the credit characteristics of the mortgage loans collateralizing these securities, and the estimated future cash flows including projected collateral losses.
NOTE 4 – REPURCHASE AGREEMENTS
The Company’s repurchase agreements outstanding as of September 30, 2026 and December 31, 2025 are
summarized in the following tables:

	September 30, 2026			December 31, 2025
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)	Balance	Weighted Average Rate	Fair Value of Collateral Pledged (1)
($s in thousands)
Agency RMBS	$22,756,369	3.91%	$23,782,830	$12,857,827	4.09%	$13,496,489
Agency CMBS	1,370,224	3.92%	1,390,727	967,024	4.07%	1,012,532
Agency CMBS IO	63,683	4.24%	65,784	77,057	4.41%	81,913
Non-Agency CMBS IO	—	—%	—	2,323	4.72%	2,536
Total	$24,190,276	3.91%	$25,239,341	$13,904,231	4.10%	$14,593,470
(1)  Amounts disclosed for fair value of collateral pledged include amounts pledged to cover margin calls, which may differ in collateral type from the initial collateral type pledged.
The Company’s equity at risk did not exceed 10% with any single counterparty as of September 30, 2026.
The following table provides information on the remaining term to maturity and original term to maturity for the Company’s repurchase agreements as of the dates indicated:

	September 30, 2026			December 31, 2025
Remaining Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity	Balance	Weighted Average Rate	WAVG Original Term to Maturity
($s in thousands)
Less than 30 days	$10,662,438	3.88%	79	$9,146,566	4.11%	75
30 to 90 days	12,563,547	3.93%	88	4,757,665	4.07%	94
91 to 180 days	964,291	4.00%	179	—	—%	—
Total	$24,190,276	3.91%	87	$13,904,231	4.10%	81
The Company’s accrued interest payable related to its repurchase agreement borrowings increased to $137 million as of September 30, 2026 from $95 million as of December 31, 2025.
The Company’s counterparties, as set forth in the master repurchase agreement with each counterparty, require the Company to comply with various customary operating and financial covenants, including, but not limited to, minimum net worth, maximum declines in net worth in a given period, and maximum leverage requirements as well as maintaining the Company’s REIT status. In addition, some of the agreements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing agreements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the master repurchase agreement. The Company believes it was in full compliance with all covenants in master repurchase agreements under which there were amounts outstanding as of September 30, 2026.
The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of set off in the event of default or in the event of bankruptcy of either

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
party to the transactions. The Company reports its repurchase agreements to these arrangements on a gross basis.
The following table presents information regarding the Company's repurchase agreements as if the Company had presented them on a net basis as of September 30, 2026 and December 31, 2025:

($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2026:
Repurchase agreements	$24,190,276	$—	$24,190,276	$(24,190,276)	$—	$—

December 31, 2025:
Repurchase agreements	$13,904,231	$—	$13,904,231	$(13,904,231)	$—	$—
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
NOTE 5 – DERIVATIVES
Types and Uses of Derivative Instruments
Interest Rate Derivatives. The Company frequently changes the type of derivative instruments it uses to mitigate the impact of changing interest rates on its repurchase agreement financing costs and the fair value of its investments. Please refer to Note 1 for descriptions of these instruments and how the Company accounts for them.
TBA Transactions. The Company purchases TBA securities as a means of investing in non-specified fixed-
rate Agency RMBS and may also periodically sell TBA securities as a means of economically hedging its exposure to Agency RMBS. Please refer to Note 1 for more information about these securities.
The table below provides detail of the Company’s gains and losses by type of derivative instrument for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Derivative Instrument	2026	2025	2026	2025
($s in thousands)
U.S. Treasury futures	$377,310	$(20,423)	$429,186	$(58,451)
Interest rate swaps	790,517	(16,055)	1,012,587	(204,985)
Interest rate swaptions	(2,581)	(1,279)	(7,190)	(286)
Options on U.S. Treasury futures	743	(508)	(1,914)	(508)
TBA securities	(124,902)	27,571	(158,010)	77,355
Gain (loss) on derivative instruments, net	$1,041,087	$(10,694)	$1,274,659	$(186,875)
The table below provides the carrying amount by type of derivative instrument comprising the Company’s derivative assets and liabilities on its consolidated balance sheets as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Type of Derivative Instrument	Balance Sheet Location	Purpose	September 30, 2026	December 31, 2025
($s in thousands)
Options on U.S. Treasury futures	Derivative assets	Economic hedging	$—	$2,657
TBA securities	Derivative assets	Investing	—	7,841
Total derivatives assets			$—	$10,498

Interest rate swaptions	Derivative liabilities	Economic hedging	$11,236	$4,045
TBA securities	Derivative liabilities	Investing	78,100	785
Total derivatives liabilities			$89,336	$4,830
The Company’s U.S. Treasury futures and interest rate swaps have a carrying value of $0 on the
Company’s consolidated balance sheets because the daily margin exchanged for these instruments is considered legal settlement of the derivatives as opposed to a pledge of collateral. The Company’s U.S. Treasury futures, excluding the recognition of variation margin settlements, were in a net asset position of $240 million as of
September 30, 2026 and a net asset position of $22 million as of December 31, 2025, and its interest rate swaps were in a net asset position of $947 million as of September 30, 2026 and net liability position of $(46) million as of
December 31, 2025. The amount of cash posted by the Company to cover required initial margin for its U.S.
Treasury futures and its interest rate swaps was $737 million as of September 30, 2026 and $392 million as of
December 31, 2025, which was recorded within “cash collateral posted to counterparties.” The Company had a margin receivable of $52 million as of September 30, 2026 and $17 million as of December 31, 2025 recorded within “due from counterparties.”
The table below presents information regarding the Company’s short positions in SOFR-based interest rate swaps held as of the dates indicated:

	September 30, 2026		December 31, 2025
Pay Fixed Interest Rate Swaps - Years to Maturity	Notional Amount	Weighted Average Pay Fixed Rate	Notional Amount	Weighted Average Pay Fixed Rate
($s in thousands)
1-3 years	$1,925,000	3.63%	$—	—%
3-5 years	4,080,000	3.63%	2,450,000	3.42%
5-7 years	4,820,000	3.85%	4,070,000	3.66%
7-10 years	5,845,000	3.93%	3,090,000	3.87%
10-15 years	142,000	4.79%	75,000	3.77%
15-20 years	785,000	4.39%	—	—%
	$17,597,000	3.83%	$9,685,000	3.66%
The table below presents information regarding the short positions in U.S. Treasury futures held as of the dates indicated:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

U.S. Treasury Futures	September 30, 2026	December 31, 2025
($s in thousands)
5-year U.S. Treasury futures	$(650,000)	$(30,000)
10-year U.S. Treasury futures	(2,893,700)	(1,475,000)
30-year U.S. Treasury futures	(3,132,800)	(1,153,500)
	$(6,676,500)	$(2,658,500)
The table below presents information regarding the long positions in SOFR-based interest rate swaptions and options on U.S. Treasury futures held by the Company as of the dates indicated:

	Option				Underlying Financial Instrument
($s in thousands)	Cost (1)	Fair Value	Carrying Value (1)	Notional Amount	Average Fixed Receive Rate	Type of Instrument
As of September 30, 2026:
Interest rate swaptions	$11,725	$489	$(11,236)	$750,000	3.25%	5 year SOFR- based swap
Options on U.S. Treasury futures	—	—	—	—	n/a	10-year U.S. Treasury future

As of December 31, 2025:
Interest rate swaptions	$11,725	$7,680	$(4,045)	$750,000	3.25%	5 year SOFR- based swap
Options on U.S. Treasury futures	3,981	2,657	2,657	500,000	n/a	10-year U.S. Treasury future
(1)The Company pays the premium for its interest rate swaptions at the end of the option period, so the carrying value on the
Company's consolidated balance sheets is fair value, net of the payable for the unpaid premium as of the periods indicated.
The Company pays the premium for its options on U.S. Treasury futures at inception, so the carrying value is equal to the fair value as of the periods indicated.
The following table summarizes information about the notional amounts of the Company's long positions in
TBA securities as of the dates indicated:

TBA securities	September 30, 2026	December 31, 2025
($s in thousands)
Implied market value (1)	$2,417,275	$3,121,122
Implied cost basis (2)	2,495,375	3,114,066
Net carrying value (3)	$(78,100)	$7,056
(1) Implied market value represents the estimated fair value of the underlying Agency MBS as of the dates indicated.
(2) Implied cost basis represents the forward price to be paid for the underlying Agency MBS as of the dates indicated.
(3) Net carrying value represents the difference between the implied market value and the implied cost basis of the Company’s
TBA securities as of the dates indicated. The total shown is the net amount included on the consolidated balance sheets as derivative assets of $— and derivative liabilities of $78,100 as of September 30, 2026 and $7,841 and $785, respectively, as of December 31, 2025.
Volume of Activity
The table below summarizes changes in the Company’s derivative instruments for the nine months ended
September 30, 2026:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Type of Derivative Instrument	Beginning Notional Amount	Additions	Settlements, Terminations, or Pair-Offs	Ending Notional Amount
($s in thousands)
Short positions:
U.S. Treasury futures	$(2,658,500)	$(30,585,500)	$26,567,500	$(6,676,500)
Pay-fixed interest rate swaps	9,685,000	8,892,000	(980,000)	17,597,000
Long positions:
Interest rate swaptions	750,000	—	—	750,000
Options on U.S. Treasury futures	500,000	887,600	(1,387,600)	—
TBA securities	3,189,000	33,500,000	(34,126,000)	2,563,000
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
information regarding those derivative assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2026 and December 31, 2025:

	Offsetting of Assets
($s in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Received as Collateral	Cash Received as Collateral
September 30, 2026
Options on U.S. Treasury futures	$—	$—	$—	$—	$—	$—
TBA securities	—	—	—	—	—	—
Derivative assets	$—	$—	$—	$—	$—	$—
December 31, 2025
Options on U.S. Treasury futures	$2,657	$—	$2,657	$—	$—	$2,657
TBA securities	7,841	—	7,841	(689)	(6,333)	819
Derivative assets	$10,498	$—	$10,498	$(689)	$(6,333)	$3,476

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Offsetting of Liabilities
($s in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet (1)		Net Amount
				Financial Instruments Posted as Collateral	Cash Posted as Collateral
September 30, 2026
Interest rate swaptions	$11,236	$—	$11,236	$—	$—	$11,236
TBA securities	78,100	—	78,100	—	(75,391)	2,709
Derivative liabilities	$89,336	$—	$89,336	$—	$(75,391)	$13,945

December 31, 2025
Interest rate swaptions	$4,045	$—	$4,045	$—	$—	$4,045
TBA securities	785	—	785	(689)	(96)	—
Derivative liabilities	$4,830	$—	$4,830	$(689)	$(96)	$4,045
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

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($s in thousands)	September 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
MBS	$25,912,607	$—	$25,912,607	$—	$16,306,988	$—	$16,306,988	$—
TBA securities (1)	—	—	—	—	7,841	—	7,841	—
Option on U.S. Treasury futures	—	—	—	—	2,657	2,657	—	—
Mortgage loans (2)	510	—	—	510	618	—	—	618
Total	$25,913,117	$—	$25,912,607	$510	$16,318,104	$2,657	$16,314,829	$618

Liabilities:
TBA securities (1)	$78,100	$—	$78,100	$—	$785	$—	$785	$—
Interest rate swaptions (3)	11,236	—	11,236	—	4,045	—	4,045	—
Total	$89,336	$—	$89,336	$—	$4,830	$—	$4,830	$—
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
The fair value measurements for these mortgage loans are considered Level 3 because there has been no recent trading activity of similar instruments upon which their fair value can be measured. The fair value for these Level 3 assets is measured by discounting the estimated future cash flows derived from cash flow models using certain inputs such as the security’s credit rating, coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, and expected credit losses as well as certain other relevant information. The Company used a constant prepayment rate assumption of 10%, default rate of 2%, loss severity of 20%, and a discount rate of
10% in measuring the fair value of its Level 3 assets as of September 30, 2026 and as of December 31, 2025.
The Company’s U.S. Treasury futures contracts are valued based on exchange pricing and are classified accordingly as Level 1 measurements. Interest rate swaps are valued using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including current benchmark rates and the forward yield curve, and thus their fair values are considered Level 2

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
measurements. The carrying value of the U.S. Treasury futures contracts and interest rate swaps on the Company’s consolidated balance sheets is $0 because the instruments require daily margin exchanges, which are considered by the settlement agent to represent legal settlement of the contracts on a daily basis. Please see Note 1 and Note 5 for additional information regarding the fair value of the Company’s derivative instruments.
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
NOTE 7 – SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Preferred Stock. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock. During the three months ended September 30, 2026, the Company’s Board of Directors designated 5,520,000 shares for issuance of 9.375% Series D Fixed-Rate Cumulative Redeemable Preferred Stock
and subsequently sold 4,800,000 shares through a public offering for which it received proceeds of $116 million, net of $4 million in broker commissions and other expenses. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series D Preferred Stock. On or after
October 15, 2031, the Series D Preferred Stock may be redeemed at any time and from time to time at the
Company's option at a cash redemption price of $25.00 per share plus any accumulated and unpaid dividends. The
Series D Preferred Stock will pay a quarterly cumulative cash dividend of 9.375% of its $25.00 liquidation value per share beginning on January 15, 2027.
The Company’s Board of Directors has designated 6,600,000 shares of the Company’s preferred stock for issuance as Series C Preferred Stock, of which the Company has 4,460,000 of such shares outstanding as of
September 30, 2026. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and will remain outstanding indefinitely unless redeemed, repurchased, or converted into common stock pursuant to the terms of the Series C Preferred Stock. As of April 15, 2025, the Series C Preferred
Stock may be redeemed at any time and from time to time at the Company's option at a cash redemption price of
$25.00 per share plus any accumulated and unpaid dividends. In addition, the Series C Preferred Stock now pays a quarterly cumulative cash dividend at a percentage of its $25.00 liquidation value per share equal to 3-month term
SOFR plus the statutorily prescribed tenor spread adjustment of 0.26161% in addition to the spread pursuant to the terms of the Series C Preferred Stock of 5.461% for a total spread of 5.723%. The Company paid a quarterly dividend of $0.60793 per share of Series C Preferred Stock on October 15, 2026 to shareholders of record as of
October 1, 2026.
Common Stock. During the nine months ended September 30, 2026, the Company issued 83,119,388 shares of its common stock through its at-the-market (“ATM”) program at an aggregate value of $1.1 billion, net of broker commissions and fees. The Company declared monthly dividends on its common stock totaling $0.51 for the three months ended September 30, 2026. The Company’s timing, frequency, and amount of dividends declared on its common stock are determined by its Board of Directors. When declaring dividends, the Board of Directors considers the Company’s taxable income, management’s view on long-term returns, the REIT distribution requirements of the
Tax Code, and maintaining compliance with dividend requirements of the Series C Preferred Stock and Series D
Preferred Stock, along with other factors that the Board of Directors may deem relevant from time to time.

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share-Based Compensation. The following table presents a rollforward of share-based awards for the periods indicated:

	Nine Months Ended
	September 30,
	2026		2025
Type of Award	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock:
Awards outstanding, beginning of period	25,105	$12.34	93,595	$12.78
Granted	—	—	—	—
Vested	(16,809)	12.26	(66,860)	12.96
Awards outstanding, end of period	8,296	$12.50	26,735	$12.34

Target RSUs: (1)
Awards outstanding, beginning of period	738,223	$12.79	463,070	$12.64
Granted	569,942	13.59	399,096	12.78
Vested	(436,053)	12.63	(227,483)	12.69
Awards outstanding, end of period	872,112	$13.40	634,683	$12.71

Target PSUs: (2)
Awards outstanding, beginning of period	693,414	$12.26	482,409	$12.32
Granted	590,231	13.68	371,282	12.05
Vested	(129,870)	12.26	—	—
Forfeited	(60,129)	13.68	—	—
Awards outstanding, end of period	1,093,646	$12.95	853,691	$12.20
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
Restricted stock granted to employees generally vests in equal installments over a period of 3 years. RSUs generally vest in equal installments over a period of 3 years if granted to employees and one year if granted to a non-
employee director. PSUs cliff vest based on performance results measured over a period of 3 years. The Company expects 89% of the remaining target PSUs outstanding as of September 30, 2026 will be settled on their vesting dates compared to 134% as of June 30, 2026. As a result, the Company recorded a net credit of $(2) million  to share-based compensation expense for the three months ended September 30, 2026. Total share-based compensation expense for the three months ended September 30, 2025 was $3 million. Total share-based compensation expense was $8 million  for the nine months ended September 30, 2026 and September 30, 2025. The following table discloses the Company’s remaining compensation expense related to stock awards it has granted as of September 30,
2026, which will be amortized over the period disclosed:

DYNEX CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2026
($s in thousands)	Remaining Compensation Cost	WAVG Period of Recognition
Restricted stock	$42	0.4 years
RSUs	5,948	2.0 years
PSUs	3,361	1.9 years
Total	$9,351	1.9 years
The following table discloses the dividends payable to the Company’s shareholders for common and preferred stock as well as to its employees and directors for DERs related to its outstanding RSUs and PSUs as of the dates indicated:

Dividends Payable	September 30, 2026	December 31, 2025
($s in thousands)
RSU DERs	$1,628	$1,578
PSU DERs	2,741	3,423
Accrued DERs	4,369	5,001

Common stock dividends	$43,850	$29,877
Preferred stock dividends	2,361	2,293
Accrued dividends	46,211	32,170

Total dividends payable	$50,580	$37,171
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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
During the third quarter of 2026, financial markets experienced a significant repricing of interest rate risk, as U.S. Treasury and swap yields rose sharply, and both realized and implied interest rate volatility increased. The movement was global, reflecting heavy government borrowing and fiscal concerns, as well as substantial demand for capital tied to investment in artificial intelligence. Amid a resilient U.S. economy and persistent inflation, the
Federal Reserve raised the midpoint of its target range for the U.S. Federal Funds Rate (“Fed Funds rate”) by 25 basis points, from 3.625% to 3.875%, in September. Market participants priced for the possibility of additional rate increases and an extended period of elevated policy rates. The 10-year U.S. Treasury yield rose above 5% in late
September, while conflict in the Middle East and disruptions to global oil and gas flows kept energy prices elevated and added to inflation concerns.
Spreads on Agency MBS widened 10 to 20 basis points relative to U.S. Treasury and swap rates, particularly late in the third quarter, and specified pools underperformed TBA securities. As the rise in interest rates accelerated, speculative investors, including hedge funds, reduced risk across global rate markets and in Agency
MBS, and hedgers of mortgage servicing rights were also net sellers. Money managers remained net buyers as spreads widened, and there were indications that the GSEs resumed purchases of Agency MBS late in the quarter.
We believe the widening reflected investor positioning and other technical factors arising from macroeconomic volatility rather than a deterioration in mortgage fundamentals. New mortgage origination supply remained muted, as elevated mortgage rates continued to constrain refinancing and home sales. Funding markets remained orderly and were well supported by ample system liquidity, and liquidity across the mortgage and repurchase agreement markets continued to function effectively. Although financing costs rose with the Fed Funds rate, repurchase agreement financing remained readily available through the September quarter-end, and haircuts did not increase.
Our hedging activities help insulate the Company's book value against rising interest rates, but do not protect the
Company from widening spreads.
Against this backdrop, we believe Agency MBS continues to offer attractive long-term return potential relative to other high-quality fixed-income assets, particularly given the supply dynamics and the sector's strong liquidity profile. With nearly all Agency MBS trading at a discount to par, refinancing incentives are minimal and the convexity of the Agency MBS index is positive, which limits the variability of expected cash flows and durations. At the same time, fund flows into bond funds and annuities remain a steady source of demand, supported by the long-term, demographic-led need for income. We view current spread levels as attractive and remain attentive to the evolving supply-and-demand balance, including bond fund flows, the pace and composition of GSE purchases, potential changes in GSE policy, the trajectory of the Federal Reserve's balance sheet, especially its holdings of Agency MBS, and the level of banking-system reserves. We continue to monitor monetary policy, inflation trends, fiscal policy, Federal Housing Finance Agency policies, housing market activity, geopolitical developments, and energy prices, as well as operational and cybersecurity risks, as we assess their potential impact on interest rates, spreads, prepayment behavior, and financing conditions. We remain focused on disciplined portfolio construction, security selection, active management of interest rate risk, liquidity management, and balance-sheet resilience as market conditions continue to evolve.
The charts below show the range of U.S. Treasury and SOFR-based swap rates for the three months ended
September 30, 2026 and information regarding market spreads as of and for the periods indicated:

	Market Spreads as of:				Change in Spreads 3Q26	Change in Spreads YTD
Investment Type: (1)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
Agency RMBS:
2.0% coupon	75	72	73	70	3	5
2.5% coupon	73	72	76	73	1	—
4.0% coupon	61	52	52	50	9	11
4.5% coupon	60	46	53	45	14	15
5.0% coupon	62	48	56	46	14	16
5.5% coupon	62	51	63	51	11	11
6.0% coupon	68	47	64	54	21	14
Agency CMBS(2)	76	75	84	82	1	(6)
(1)Option adjusted spreads (“OAS”) are based on Company estimates using third-party models and market data. OAS shown for prior periods may differ from previous disclosures because the Company regularly updates the third-party model used.
(2)Data is sourced from J.P. Morgan and represents the spread to swap rate on newly issued Agency securities collateralized by multifamily properties.
Summary of Third Quarter 2026 Financial Performance
Total economic return of (11.5)% for the third quarter of 2026 reflected a decline in book value per common share to $10.91, inclusive of dividends declared of $0.51 per common share. Book value declined primarily due to wider Agency MBS spreads, which drove a net decrease in the fair value of our investment portfolio. While gains on our interest rate hedges mitigated a portion of the impact of higher interest rates and broader market volatility, spread widening remained the primary driver of pressure on asset valuations and book value during the quarter.
We grew our capital base by $384 million during the third quarter through a combination of common and preferred equity raises, using the net proceeds to add $3.2 billion of Agency MBS. As a result, our total investment portfolio grew approximately 3% to $28.3 billion as of September 30, 2026 compared to $27.6 billion as of June 30,
2026. Leverage, including the implied cost of TBAs, increased to 9.0 times shareholders' equity, primarily due to lower book value related to the investment portfolio's performance.
Interest income increased from the prior quarter, driven by the continued capital deployment into Agency
MBS. The average balance of interest-earning assets grew 10% during the third quarter of 2026. Operating expenses decreased by approximately $4 million quarter over quarter due to lower stock-based compensation.
The following table summarizes the changes in our financial position during the three months ended
September 30, 2026:

($s in thousands except per share data)	Net Change in Fair Value	Components of Comprehensive Income	Common Book Value Rollforward	Per Common Share
Balance as of June 30, 2026 (1)			$3,063,567	$12.90
Net interest income		$101,562
Periodic interest from interest rate swaps		82
G & A and other operating expenses		(12,594)
Preferred stock dividends		(2,769)
Changes in fair value:
MBS and other	$(1,502,120)
TBAs	(124,902)
U.S. Treasury futures	377,310
Options on U.S. Treasury futures	743
Interest rate swaps	790,435
Interest rate swaptions	(2,581)
Total net change in fair value		(461,115)
Comprehensive loss to common shareholders			(374,834)
Capital transactions:
Net proceeds from stock issuance (2)			260,984
Common dividends declared			(129,162)
Balance as of September 30, 2026 (3)			$2,820,555	$10.91
(1)Amount represents total shareholders' equity less the aggregate liquidation preference of the Company's Series C preferred stock of $111.5 million as of June 30, 2026.
(2)Amount includes net proceeds of approximately $268 million from common stock issuances through the ATM program, $(4)
million of stock issuance costs related to the Series D preferred stock offering, and $(3) million from reversal of previously accrued share-based compensation expenses and forfeitures.
(3)Amount represents total shareholders' equity less the aggregate liquidation preference of the Company's Series C and Series
D preferred stocks of $231.5 million as of September 30, 2026.

FINANCIAL CONDITION
Investment Portfolio
Our investment portfolio, including TBAs, as of September 30, 2026, has increased $8.9 billion, or 46%, since December 31, 2025. We added over $13 billion, net of sales, of primarily 30-year fixed rate Agency RMBS and have reduced our TBA securities by a net notional of $0.6 billion during the nine months ended September 30,
2026. The following charts compare the composition of our investment portfolio as of the dates indicated:

The following charts compare the percentage distribution by coupon of our 30-year fixed rate Agency
RMBS investments, including TBAs, as of the dates indicated:

The following tables compare our 30-year fixed-rate Agency RMBS investments, including TBA dollar roll positions, by coupon as of the dates indicated:

	September 30, 2026
Agency RMBS by Coupon	Par/ Notional	Amortized Cost/ Implied Cost Basis (3)(5)	Fair Value (4)(5)	Weighted Average
				Loan Age (in months)(6)	3 Month CPR (6)(7)	Estimated Duration (8)	Market Yield (9)
($s in thousands)
2.0%	$1,622,450	$1,439,531	$1,226,468	73	4.9%	7.12	5.84%
2.5%	837,916	801,131	664,386	72	6.5%	6.84	5.86%
4.0%	1,580,885	1,483,955	1,391,677	53	7.9%	6.44	5.93%
4.5% (1)	2,508,989	2,426,164	2,273,108	32	8.1%	6.21	6.03%
5.0%	8,021,402	7,973,568	7,468,785	18	6.1%	6.03	6.08%
5.5%	10,057,691	10,162,745	9,647,047	16	6.8%	5.39	6.16%
6.0%	1,769,036	1,812,455	1,743,004	12	8.9%	4.75	6.25%
TBA 4.0%	6,000	5,386	5,224	n/a	n/a	7.16	5.83%
TBA 4.5%	241,000	225,881	216,166	n/a	n/a	6.95	5.93%
TBA 5.0%	1,073,000	1,021,997	992,031	n/a	n/a	6.42	6.08%
TBA 5.5%	515,000	508,784	490,698	n/a	n/a	5.58	6.22%
TBA 6.0%	728,000	733,328	713,156	n/a	n/a	4.69	6.34%
Total	$28,961,369	$28,594,925	$26,831,750	25	6.8%	5.83	6.09%

	December 31, 2025
Agency RMBS by Coupon	Par/ Notional	Amortized Cost/ Implied Cost Basis (3)(5)	Fair Value (4)(5)	Weighted Average
				Loan Age (in months)(6)	3 Month CPR (6)(7)	Estimated Duration (8)	Market Yield (9)
($s in thousands)
2.0%	$603,965	$613,475	$497,097	63	5.2%	7.42	4.68%
2.5%	516,325	535,039	444,904	64	5.1%	7.02	4.67%
4.0%	293,073	293,432	281,889	57	6.5%	5.89	4.63%
4.5% (1)	1,911,130	1,853,757	1,881,304	33	5.8%	5.46	4.74%
5.0%	3,974,655	3,913,622	3,997,537	21	5.9%	4.62	4.91%
5.5%	6,325,638	6,361,758	6,465,769	13	8.1%	3.39	5.10%
6.0%	1,381,567	1,419,727	1,432,860	9	8.2%	2.28	5.14%
TBA 4.0%	1,162,000	1,101,441	1,102,764	n/a	n/a	6.29	4.76%
TBA 4.5%(2)	1,447,000	1,425,945	1,430,136	n/a	n/a	4.58	4.64%
TBA 5.0%	176,000	175,287	175,670	n/a	n/a	4.51	5.03%
TBA 5.5%	183,000	185,175	185,631	n/a	n/a	3.28	5.23%
TBA 6.0%	221,000	226,218	226,922	n/a	n/a	1.99	5.24%
Total	$18,195,353	$18,104,876	$18,122,483	21	7.0%	4.29	4.94%
(1)Includes a par value of $8.6 million and $9 million of 4.5% 15-year Agency RMBS as of September 30, 2026 and December
31, 2025, respectively.
(2)Includes a notional amount of $690 million of 4.5% 15-year TBA securities as of December 31, 2025.
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
We have purchased approximately $299 million of Agency CMBS during the nine months ended
September 30, 2026. The weighted average life remaining based on contractual cash flows for our Agency CMBS was 5.9 years as of September 30, 2026 compared to 5.5 years as of December 31, 2025. The weighted average market yield projected using cash flows generated off the forward curve and based on market prices assuming zero volatility was 5.54% as of September 30, 2026 compared to 4.25% as of December 31, 2025.
Repurchase Agreements
Our repurchase agreement borrowings increased to $24 billion as of September 30, 2026 from $14 billion as of December 31, 2025. These borrowings were used to partially finance our purchases of Agency MBS during the nine months ended September 30, 2026. We have not experienced any difficulty in securing financing with any of our counterparties, and our repurchase agreement counterparties have not indicated any concerns regarding leverage or credit. Please refer to Note 4 of the Notes to the Consolidated Financial Statements contained within this
Quarterly Report on Form 10-Q as well as “Results of Operations” and “Liquidity and Capital Resources” contained within this Item 2 for additional information relating to our repurchase agreement borrowings.
Derivative Assets and Liabilities
Please refer to Note 5 of the Notes to the Consolidated Financial Statements for details on our interest rate hedging instruments as well as “Liquidity and Capital Resources” within Item 2 and “Quantitative and Qualitative
Disclosures about Market Risk” within Item 3 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 Compared to the Three Months Ended June 30, 2026
The following table summarizes the results of operations for the periods discussed in this section:

	Three Months Ended
$s in thousands	September 30, 2026	June 30, 2026
Net interest income	$101,562	$93,783
Realized gain on sales of investments, net	(544)	—
Unrealized loss on investments, net	(1,465,047)	(25,622)
Gain on derivative instruments, net	1,041,087	128,845
Operating expenses, net	(12,594)	(16,213)

Preferred stock dividends	(2,769)	(2,650)
Net (loss) income to common shareholders	(338,305)	178,143
Other comprehensive loss	(36,529)	(865)
Comprehensive (loss) income to common shareholders	$(374,834)	$177,278
Net Interest Income
Net interest income and net interest spread for the three months ended September 30, 2026, increased compared to the three months ended June 30, 2026, due to the growth in our MBS portfolio. Interest expense increased due to a higher average balance of repurchase agreement borrowings used to finance our purchases of
MBS. Net periodic interest earned on interest rate swaps, a component of economic net interest income, decreased by approximately $0.5 million for the three months ended September 30, 2026, compared to the three months ended
June 30, 2026, representing a decline of 1 basis point as a percentage of average repurchase agreement borrowings.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Three Months Ended
	September 30, 2026			June 30, 2026
($s in thousands)	Interest Income/ Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/ Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$311,244	$24,761,556	5.03%	$280,970	$22,581,412	4.98%
Agency CMBS/ CMBS IO (5)	16,958	1,456,850	4.55%	15,270	1,333,481	4.52%
Other investments	5	431	3.71%	6	445	3.89%
Subtotal	$328,207	$26,218,837	5.00%	$296,246	$23,915,338	4.95%
Cash equivalents	4,290			6,505
Total interest income	$332,497			$302,751

Repurchase agreement financing	(230,935)	23,626,939	(3.82)%	(208,968)	21,803,737	(3.79)%
Net interest income (expense)/spread	$101,562		1.18%	$93,783		1.16%
Net periodic interest (6)	82		—%	542		0.01%
Economic net interest income (expense)/ spread (6)	$101,644		1.18%	$94,325		1.17%
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
(5)Includes Agency and non-Agency CMBS IO with an amortized cost and fair value comprising less than 0.1% of our investment portfolio and interest income from CMBS IO comprised less than 1% of our interest income for the periods indicated.
(6)Net periodic interest is the difference between the fixed interest rate we pay and the variable interest rate we receive on our interest rate swaps. It is a component of economic net interest income (expense), a non-GAAP measure. Please refer to the section below “Non-GAAP Financial Measures” for more information.
Gains (Losses) on Investments and Derivative Instruments
For the three months ended September 30, 2026, losses on our investments exceeded gains on our interest rate hedges by approximately $(461) million due primarily to widening of mortgage spreads to U.S. Treasuries.
Losses in fair value of our Agency MBS related to higher interest rates were mostly mitigated by gains on our interest rate hedges.
For the three months ended June 30, 2026, gains on our hedges exceeded losses on our investments by approximately $102 million. Although higher interest rates negatively impacted the fair value of our Agency MBS, our hedging portfolio effectively mitigated much of this impact. Additionally, the fair value of our Agency MBS benefited from tightening of mortgage spreads to U.S. Treasuries in the second quarter.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Three Months Ended
	September 30, 2026
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$(544)	$(1,397,829)	$(34,948)	$(1,433,321)
Agency CMBS	—	(66,833)	(929)	(67,762)
CMBS IO	—	(389)	(652)	(1,041)
Other investments	—	4	—	4
Subtotal	(544)	(1,465,047)	(36,529)	(1,502,120)
TBA securities (1)	(38,823)	(86,079)	—	(124,902)
Net loss on investments	$(39,367)	$(1,551,126)	$(36,529)	$(1,627,022)

Interest rate hedging portfolio:
U.S. Treasury futures	$99,035	$278,275	$—	$377,310
Interest rate swaps (2)	7,692	782,825	—	790,517
Interest rate swaptions	—	(2,581)	—	(2,581)
Options on U.S. Treasury futures	743	—	—	743
Net gain on interest rate hedges	$107,470	$1,058,519	$—	$1,165,989

Total net gain (loss)	$68,103	$(492,607)	$(36,529)	$(461,033)

	Three Months Ended
	June 30, 2026
($s in thousands)	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$(17,336)	$(505)	$(17,841)
Agency CMBS	—	(8,208)	(24)	(8,232)
CMBS IO	—	(54)	(336)	(390)
Other investments	—	(24)	—	(24)
Subtotal	—	(25,622)	(865)	(26,487)
TBA securities (1)	(36,253)	17,024	—	(19,229)
Net loss on investments	$(36,253)	$(8,598)	$(865)	$(45,716)

Interest rate hedging portfolio:
U.S. Treasury futures	$112,723	$(96,155)	$—	$16,568
Interest rate swaps (2)	606	135,175	—	135,781
Interest rate swaptions	—	(4,275)	—	(4,275)
Options on U.S. Treasury futures	—	—	—	—
Net gain on interest rate hedges	$113,329	$34,745	$—	$148,074

Total net gain (loss)	$77,076	$26,147	$(865)	$102,358
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)Realized gain for interest rate swaps includes net periodic interest benefit of $0.1 million and $0.5 million for the three months ended September 30, 2026 and June 30, 2026, respectively.
We use TBA dollar roll transactions to maintain exposure to Agency RMBS while extending settlement to a later date. In these transactions, we close out an existing forward TBA position and simultaneously enter into a substantially identical forward position for a later settlement month. Because the later settling TBA is typically priced below the current month TBA, this creates a price difference commonly referred to as drop income (loss).
Drop income (loss) represents the economic equivalent of net interest income, net of implied financing cost, on the underlying Agency RMBS between trade date and settlement date. We include drop income (loss) as a component of the realized gain (loss) on TBA dollar roll transactions within gain (loss) on derivative instruments, net. We account for these TBA positions as derivative instruments because physical delivery is not probable or the transactions are not expected to settle in the shortest period possible.
The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Three Months Ended
	September 30, 2026			June 30, 2026
($s in thousands)	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Income (1)	Average Balance	Implied Net Spread
TBAs	$8,394	$2,393,855	1.37%	$5,221	$1,879,681	1.10%
(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”

Operating Expenses
Operating expenses for the three months ended September 30, 2026 decreased $4 million compared to the three months ended June 30, 2026 due primarily to lower estimates for share-based compensation expenses.
Annualized general and administrative expenses for the third quarter of 2026 as a percentage of total equity was
1.4%  compared to 1.9% for the second quarter of 2026.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Net Interest Income
Net interest income and net interest spread increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 due to the purchases of higher yielding Agency MBS over the past year. Though interest expense increased due to an increase in repurchase agreement borrowings used to finance these purchases, the average financing rate we paid declined 66 basis points over the comparative periods primarily as a result of the Federal Reserve’s lower targeted Federal Funds rate range. Net periodic interest included in our economic net interest income for the nine months ended September 30, 2026, decreased $35 million, or 58 basis points as a percentage of average repurchase agreement borrowings, compared to the nine months ended
September 30, 2025. The decline is due to a larger short position in SOFR-based interest rate swaps with a higher weighted average pay fixed rate during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The following table presents information about our interest-earning assets and interest-bearing liabilities and their performance for the periods indicated:

	Nine Months Ended
	September 30,
	2026			2025
($s in thousands)	Interest Income/ Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)	Interest Income/ Expense	Average Balance (1)(2)	Effective Yield/ Financing Cost (3)(4)
Agency RMBS	$828,563	$22,111,217	5.00%	$329,734	9,188,117	4.78%
Agency CMBS	41,287	1,272,762	4.28%	8,059	256,516	4.14%
CMBS IO (5)	5,253	78,706	8.82%	6,685	105,316	8.48%
Other investments	17	445	3.84%	42	926	4.37%
Subtotal	$875,120	$23,463,130	4.97%	$344,520	$9,550,875	4.81%
Cash equivalents	17,517			11,964
Total interest income	$892,637			$356,484

Repurchase agreement financing	(618,039)	21,319,444	(3.82)%	(285,612)	8,407,509	(4.48)%
Net interest income/ spread	$274,598		1.15%	$70,872		0.33%
Net periodic interest (6)	2,322		0.01%	37,465		0.59%
Economic net interest income/spread (6)	$276,920		1.16%	$108,337		0.92%
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
Gains (Losses) on Investments and Derivative Instruments
For the nine months ended September 30, 2026, losses on our investment portfolio exceeded gains on our hedges by approximately $(497) million. The fair value of our investment portfolio declined $(1.9) billion during the nine months ended September 30, 2026 primarily due to the widening of mortgage spreads to U.S. Treasuries.
Although higher U.S. Treasury rates negatively impacted the fair value of our Agency MBS, our interest rate hedges effectively mitigated much of this impact. Higher U.S. Treasury rates and SOFR-based swap rates resulted in net gains on our interest rate hedges of $1.4 billion for the nine months ended September 30, 2026.
During the nine months ended September 30, 2025, gains on our investment portfolio exceeded losses on our hedges by approximately $138 million. The fair value of our investment portfolio increased during the nine months ended September 30, 2025 primarily due to the tightening of mortgage spreads to U.S. Treasuries relative to wider spreads at the time we purchased investments. Treasury rates and SOFR-based swap rates declined overall during the nine months ended September 30, 2025, which resulted in losses on our hedging portfolio.
The following tables provide details on realized and unrealized gains and losses within our investment and interest rate hedging portfolios for the periods indicated:

	Nine Months Ended
	September 30, 2026
($s in thousands)*	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$7,917	$(1,659,947)	$(35,676)	$(1,687,706)
Agency CMBS	260	(82,022)	(954)	(82,716)
CMBS IO	—	(489)	(912)	(1,401)
Other investments	—	(22)	—	(22)
Subtotal	8,177	(1,742,480)	(37,542)	(1,771,845)
TBA securities (1)	(72,854)	(85,157)	—	(158,011)
Net loss on investments	$(64,677)	$(1,827,637)	$(37,542)	$(1,929,856)

Interest rate hedging portfolio:
U.S. Treasury futures	$210,660	$218,526	$—	$429,186
Interest rate swaps (2)	9,629	1,002,959	—	1,012,587
Interest rate swaptions	—	(7,190)	—	(7,190)
Options on U.S. Treasury futures	(3,239)	1,325	—	(1,914)
Net gain on interest rate hedges	$217,050	$1,215,620	$—	$1,432,669

Total net gain (loss)	$152,373	$(612,017)	$(37,542)	$(497,187)
*Table note: Data may not foot due to rounding.

	Nine Months Ended
	September 30, 2025
($s in thousands)*	Realized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in Net Income	Unrealized Gain (Loss) Recognized in OCI	Total Change in Fair Value
Investment portfolio:
Agency RMBS	$—	$278,204	$35,313	$313,517
Agency CMBS	—	6,785	2,165	8,950
CMBS IO	—	1,148	942	2,090
Other investments	—	(19)	—	(19)
Subtotal	—	286,118	38,420	324,538
TBA securities (1)	52,422	24,932	—	77,354
Net gain on investments	$52,422	$311,050	$38,420	$401,892

Interest rate hedging portfolio:
U.S. Treasury futures	$(29,129)	$(29,322)	$—	$(58,451)
Interest rate swaps	37,465	(242,450)	—	(204,985)
Interest rate swaptions	—	(286)	—	(286)
Options on U.S. Treasury futures	—	(508)	—	(508)
Net gain (loss) on interest rate hedges	$8,336	$(272,566)	$—	$(264,230)

Total net gain	$60,758	$38,484	$38,420	$137,662
*Table note: Data may not foot due to rounding.
(1)Realized and unrealized gains (losses) on TBA securities are recorded within “gain (loss) on derivative instruments, net” on the Company’s consolidated statements of comprehensive income.
(2)Realized gain for interest rate swaps includes net periodic interest benefit of $2.3 million for the nine months ended
September 30, 2026, and $37.5 million for the nine months ended September 30, 2025.
The following table presents information regarding the performance of our TBA dollar roll transactions for the periods indicated:

	Nine Months Ended
	September 30,
	2026			2025
	Implied Net Interest Income (1)	Average Balance	Implied Net Spread	Implied Net Interest Income (1)	Average Balance	Implied Net Spread
TBAs	$18,378	$2,091,903	1.16%	$13,091	$2,496,558	0.69%
(1)Implied net interest income (expense) is also referred to as “drop income (loss)” and represents a portion of the total realized gain (loss) from our TBA dollar roll transactions recorded within “gain (loss) on derivative instruments, net.”
Operating Expenses
Operating expenses increased 38% to $50 million for the nine months ended September 30, 2026 compared to $36 million for the nine months ended September 30, 2025. In addition to higher salary and recruiting expenses resulting from our increase in employees, operating expenses also increased due to accelerated vesting of equity grants and other severance expenses associated with the departure of the Company's former chief financial officer.

Additionally, other general and administrative expenses related to technology infrastructure have increased as a result of the growth in our investment portfolio. Annualized general and administrative expenses for the nine months ended September 30, 2026 as a percentage of total equity was 2.0% compared to 2.4% for the nine months ended
September 30, 2025.
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
Management also includes net periodic interest from its interest rate swaps, which is included in "gain
(loss) on derivative instruments, net," in EAD and economic net interest income because interest rate swaps are used by the Company to economically hedge the impact of changing interest rates on its borrowing costs from repurchase agreements, and including net periodic interest from interest rate swaps is a helpful indicator of the Company’s total financing cost in addition to GAAP interest expense.
Non-GAAP financial measures are not a substitute for GAAP measures and may be different from non-
GAAP measures used by other companies. In addition, other companies, including in our industry, may calculate comparable measures differently, which reduces their usefulness as comparative measures. Investors should not rely on any single financial measure when evaluating our business. These non-GAAP measures should be considered as supplemental in nature and not as a substitute for our operating results in accordance with GAAP.
Reconciliations of each non-GAAP measure to certain GAAP financial measures are provided below.

	Three Months Ended
Reconciliations of GAAP to Non-GAAP Financial Measures:	September 30, 2026	June 30, 2026
($s in thousands except per share data)
Comprehensive (loss) income to common shareholders (GAAP)	$(374,834)	$177,278
Less:
Change in fair value of investments (1)	1,502,120	26,487
Change in fair value of derivative instruments, net (2)	(1,032,611)	(123,082)
EAD to common shareholders (non-GAAP)	$94,675	$80,683
Average common shares outstanding	251,842,414	222,220,145
EAD per common share (non-GAAP)	$0.38	$0.36

Net interest income (GAAP)	$101,562	$93,783
Net periodic interest earned from interest rate swaps	82	542
Economic net interest income (non-GAAP)	101,644	94,325
TBA drop income (3)	8,394	5,221
Total operating expenses	(12,594)	(16,213)
Preferred stock dividends	(2,769)	(2,650)
EAD to common shareholders (non-GAAP)	$94,675	$80,683

Net interest spread (GAAP)	1.18%	1.16%
Net periodic interest from interest rate swaps as a percentage of average repurchase borrowings	—%	0.01%
Economic net interest spread (non-GAAP)	1.18%	1.17%

(1)Amount includes realized and unrealized gains and losses due to changes in the fair value of the Company’s MBS.
(2)The following table reconciles “change in fair value of derivative instruments, net” to the “gain (loss) on derivative instruments, net” shown on the consolidated statements of comprehensive income.

	Three Months Ended
($s in thousands)	September 30, 2026	June 30, 2026
Gain on derivative instruments, net	$1,041,087	128,845
Less:
TBA drop income	(8,394)	(5,221)
Net periodic interest earned from interest rate swaps	(82)	(542)
Change in fair value of derivative instruments, net	$1,032,611	$123,082
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

During the nine months ended September 30, 2026, we issued 83,119,388 shares of common stock through our ATM program, resulting in proceeds of $1.1 billion, net of broker commissions and fees. We deployed these proceeds primarily into purchases of Agency RMBS. During the third quarter of 2026, we also issued 4,800,000 shares of 9.375% Series D Fixed-Rate Cumulative Redeemable Preferred Stock through a public offering for which we received proceeds of $116 million, net of $4 million in broker commissions and other expenses. We intend to use the net proceeds from this offering to finance the acquisition of Agency MBS and other investment securities and for general corporate purposes.
Our liquidity fluctuates based on our investment activities, leverage, capital raising activities, and changes in the fair value of our investments and derivative instruments. Our measurement of liquidity includes unrestricted cash and cash equivalents and unpledged Agency MBS, which are recognized as assets on our consolidated balance sheet. In our measure of liquidity, we also include the fair value of noncash collateral pledged to us by our counterparties, which we typically receive when the fair value of our pledged collateral exceeds our current margin requirement. Our liquidity as of September 30, 2026, was approximately $1.3 billion, which consisted of unrestricted cash of $1.0 billion and unpledged Agency MBS with a fair value of $0.3 billion. Our liquidity was $1.4 billion as of December 31, 2025.
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
In addition to the GSE guarantee of principal payments on our Agency investments, we expect the capital and repurchase agreement markets will remain accessible at capacities sufficient to cover our short-term and long-
term liquidity needs.
Our perception of the liquidity of our investments and market conditions significantly influences our targeted leverage. In general, our leverage will increase if we view the risk-reward opportunity of higher leverage on our capital outweighs the risk to our liquidity and book value. Our leverage, which we calculate using total liabilities plus the cost basis of TBA long positions, was 9.0 times shareholders’ equity as of September 30, 2026. We include
100% of the cost basis of our TBA securities in evaluating our leverage because it is possible under certain market conditions that it may be uneconomical for us to roll a TBA long position into future months, which may result in us having to take physical delivery of the underlying securities and use cash or other financing sources to fund our total purchase commitment.
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

the periods indicated:

	Repurchase Agreements
($s in thousands)	Balance Outstanding As of Quarter End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2026	$24,190,276	$23,626,939	$24,351,613
June 30, 2026	22,644,742	21,803,737	22,645,366
March 31, 2026	21,045,457	18,470,997	21,045,636
December 31, 2025	13,904,231	12,469,902	13,904,304
September 30, 2025	11,753,522	10,468,568	11,754,581
June 30, 2025	8,600,143	7,871,627	8,600,487
March 31, 2025	7,234,723	6,842,485	7,234,723
December 31, 2024	6,563,120	6,431,743	6,568,805
For our repurchase agreement borrowings, we are required to post and maintain margin to the lender (i.e., collateral in excess of the repurchase agreement borrowing) in order to support the amount of the financing. This excess collateral is often referred to as a “haircut” and is intended to provide the lender protection against fluctuations in the fair value of the collateral and/or the failure by us to repay the borrowing at maturity. Lenders have the right to change haircut requirements at maturity of the repurchase agreement and may change their haircuts based on market conditions and the perceived riskiness of the collateral pledged. If the fair value of the collateral falls below the amount required by the lender, the lender has the right to demand additional margin or collateral. If we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell any collateral pledged. The weighted average haircut for our borrowings as of September 30, 2026, was consistent with prior periods, typically averaging less than 5% for borrowings collateralized with Agency RMBS and CMBS and between 10-14% for borrowings collateralized with CMBS IO.
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
We have various financial and operating covenants in certain of our repurchase agreements, which we monitor and evaluate on an ongoing basis for compliance as well as for impacts these customary covenants may have on our operating and financing flexibility. We do not believe we are subject to any covenants that materially restrict our financing flexibility. We were in full compliance with our debt covenants as of September 30, 2026, and we are not aware of circumstances that could potentially result in our non-compliance in the near future.
Derivative Instruments
Derivative instruments we enter into may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral posted as margin by us is typically in cash. As of September 30,
2026, we had cash collateral posted to our counterparties of $835 million under these agreements.
Collateral requirements for interest rate derivative instruments are typically governed by the central clearing exchange and the associated futures commission merchant, which may establish margin requirements in excess of the clearing exchange. Collateral requirements for our TBA contracts are governed by the Mortgage-
Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation and, if applicable, by our third-
party brokerage agreements, which may establish margin levels in excess of the MBSD. Our TBA contracts, which are subject to master securities forward transaction agreements published by the Securities Industry and Financial
Markets Association as well as supplemental terms and conditions with each counterparty, generally provide that valuations for our TBA contracts and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA contract and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.
The following table provides details on the “net (payments) receipts on derivative instruments” shown on our consolidated statements of cash flows for the periods indicated:

	Nine Months Ended
	September 30,
Cash received or paid by instrument:	2026	2025
	($s in thousands)
Interest rate swaps:
Net variation margin received (paid)	$958,001	$(213,055)
Received upon maturity/termination	7,306	—
Net periodic interest received (1)	11,647	18,659
	976,954	(194,396)

U.S. Treasury futures:
Net variation margin received (paid)	210,032	(29,580)
Received upon maturity/termination	210,660	(29,129)
	420,692	(58,709)
Options on U.S. Treasury futures
Premium paid at inception	(2,418)	(8,008)
Received upon maturity/termination	3,161	—
	743	(8,008)
TBA securities:
(Paid) received upon settlement	(68,238)	27,435

Net receipts (payments) on derivative instruments	$1,330,151	$(233,678)

(1)Net periodic interest from our effective interest rate swaps is recognized as income or expense during the period earned or incurred, but the cash is not received or paid until the anniversary of each agreement’s effective date or upon maturity.
Dividends
We set our dividend based on many factors, including our view on long-term returns, yield on comparable investments, liquidity and market risk, and taxable income. Among these factors, we focus on economic returns and taxable income within the context of the distribution requirements. As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year after certain deductions, including the separate dividend requirements of the Series C Preferred Stock and Series D Preferred
Stock.
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

Company but are generally not recognized in REIT taxable income until future periods. Non-designated derivative instruments are included in GAAP earnings and REIT taxable income in the same period the derivative instrument matures or is terminated by the Company. The table below provides the projected amortization of the Company's net deferred tax hedge gains that may be recognized as taxable income over the periods indicated, given conditions known as of September 30, 2026; however, uncertainty inherent in the forward interest rate curve makes future realized gains and losses difficult to estimate, and as such, these projections are subject to change for any given period.

Projected Period of Recognition for Tax Hedge Gains, Net	September 30, 2026
($ in thousands)
Fiscal year 2026	$97,989
Fiscal year 2027	96,449
Fiscal year 2028	90,414
Fiscal year 2029	91,733
Fiscal year 2030 and thereafter	249,014
$625,599
As of September 30, 2026, we also had $346 million in capital loss carryforwards, $164 million of which will expire by December 31, 2027 and the remainder by December 31, 2028. Due to these amounts and other temporary and permanent differences between GAAP net income and REIT taxable income, coupled with the uncertainty inherent in the forward interest rate curve, we cannot reasonably estimate how much the deferred tax hedge gains to be recognized will impact our dividend declarations during 2026 or in any given period.
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
There have been no significant changes in our critical accounting estimates during the three months ended
September 30, 2026.

FORWARD-LOOKING STATEMENTS
Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute
“forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, considering all information currently available to us, and are applicable only as of the date of this report. Forward-
looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,”
“estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
•the risks and uncertainties referenced in this Quarterly Report on Form 10-Q;
•the factors discussed in the “Risk Factors” section in Item 1A of our 2025 Form 10-K;
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
•changes in interest rates and credit spreads, including the repricing of interest-earning assets and interest-
bearing liabilities;
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

	September 30, 2026
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	4.8%	47.9%	2.5%	24.8%	(2.6)%	(25.6)%	(5.1)%	(51.4)%
CMBS/CMBS IO	0.3%	2.6%	0.1%	1.3%	(0.1)%	(1.2)%	(0.2)%	(2.4)%
TBAs	0.5%	4.6%	0.2%	2.4%	(0.3)%	(2.6)%	(0.5)%	(5.2)%
Interest rate hedges	(5.8)%	(58.3)%	(2.9)%	(28.9)%	2.9%	28.9%	5.7%	57.3%
Total	(0.2)%	(3.2)%	(0.1)%	(0.4)%	(0.1)%	(0.5)%	(0.1)%	(1.7)%

	December 31, 2025
	Parallel Decrease in Interest Rates of				Parallel Increase in Interest Rates of
	100 Basis Points		50 Basis Points		50 Basis Points		100 Basis Points
Type of Instrument (1)	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity	% of Market Value	% of Common Equity
RMBS	2.3%	19.1%	1.4%	11.6%	(1.8)%	(15.1)%	(3.9)%	(32.3)%
CMBS/CMBS IO	0.3%	2.4%	0.1%	1.2%	(0.1)%	(1.1)%	(0.3)%	(2.3)%
TBAs	0.7%	5.6%	0.4%	3.2%	(0.4)%	(3.7)%	(0.9)%	(7.6)%
Interest rate hedges	(4.4)%	(36.7)%	(2.2)%	(18.2)%	2.2%	17.8%	4.3%	35.7%
Total	(1.1)%	(9.6)%	(0.3)%	(2.2)%	(0.1)%	(2.1)%	(0.8)%	(6.5)%

				September 30, 2026		December 31, 2025
Non-Parallel Shifts		Basis Point Change in 2-year UST	Basis Point Change in 10-year UST	% of Market Value (1)	% of Common Equity	% of Market Value (1)	% of Common Equity
Bearish	Steepening	+25	+50	—%	(0.2)%	(0.2)%	(1.4)%
		+50	+100	(0.1)%	(1.3)%	(0.6)%	(5.3)%
	Flattening	+50	+25	(0.1)%	(0.6)%	(0.2)%	(1.4)%
		+100	+50	(0.1)%	(1.2)%	(0.4)%	(3.4)%
Bullish	Steepening	-50	-25	—%	0.4%	—%	—%
		-100	-50	0.1%	0.5%	(0.2)%	(1.7)%
	Flattening	-25	-50	(0.1)%	(0.8)%	(0.3)%	(2.8)%
		-50	-100	(0.5)%	(4.5)%	(1.3)%	(10.6)%
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
differ from these assumptions.
The table below shows the projected sensitivity of the market value of our investments given the indicated
change in market spreads as of the dates indicated:

	September 30, 2026		December 31, 2025
	Percentage Change in		Percentage Change in
Basis Point Change in Market Spreads	Market Value of Investments (1)	% of Common Equity	Market Value of Investments (1)	% of Common Equity
‘+20	(1.1)%	(11.5)%	(1.0)%	(8.4)%
‘+10	(0.6)%	(5.7)%	(0.5)%	(4.2)%
‘-10	0.6%	5.7%	0.5%	4.2%
‘-20	1.1%	11.5%	1.0%	8.4%
(1)  Includes changes in market value of our MBS investments, including TBA securities.
In addition to the risks discussed above, we are also subject to prepayment risk, credit risk, liquidity risk, and reinvestment risk. We have not experienced any material changes in these risks during the nine months ended
September 30, 2026. Please refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7A, “Quantitative and
Qualitative Disclosures About Market Risks,” in our 2025 Form 10-K for further discussion.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of our co-principal executive officers and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule
13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the
SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended
September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
To the Company’s knowledge, there are no pending or threatened legal proceedings, which, in management’s opinion, individually or in total, could have a material adverse effect on the Company’s results of operations or financial condition.
ITEM 1A.RISK FACTORS
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The Company did not repurchase any shares of its common or preferred stocks during the three months ended September 30, 2026. Employees have forfeited 341,986 common shares to cover payroll tax withholding on share-based compensation that vested during the nine months ended September 30, 2026.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended September 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).
Amendments to Employment Agreements
On October 27, 2026, Dynex Capital, Inc. (the “Company”) amended its employment agreement with each of Byron L. Boston and Smriti L. Popenoe (collectively, the “Amendments”).  The Amendments modify their existing employment agreement, each dated July 19, 2024 (collectively, the “Employment Agreements”), as follows:
•Adjusting the base salary provisions to align with their current base salary of $950,000, as previously disclosed in the Company’s 2026 proxy statement, filed on April 7, 2026, and to automatically adjust the base salary for any change approved by the Board or a committee thereof following a Renewal Date; and
•Adjusting the restrictive covenants to: (i) provide for a 12-month non-competition period post-employment, other than separation in connection with a Change in Control, in which case the non-competition period remains 24 months; (ii) provide for a 12-month non-solicitation period with respect to employees and certain commercial relationships; and (iii) provide for a perpetual confidentiality and non-disclosure covenant.
Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the Employment
Agreements.  The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendments, copies of which will be filed as exhibits to the Company’s
Annual Report on Form 10-K for the year ended December 31, 2026.
ITEM 6.EXHIBITS

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

Exhibit No.	Description
3.1.3
Articles of Amendment to the Restated Articles of Incorporation, effective September 29, 2026
(incorporated herein by reference to Exhibit 3.4 to Dynex’s Registration Statement on Form 8-A12B
filed September 29, 2026).

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

4.3
Specimen of 9.375% Series D Fixed-Rate Cumulative Redeemable Preferred Stock Certificate
(incorporated herein by reference to Exhibit 4.3 Dynex’s Registration Statement on Form 8-A12B
filed September 29, 2026).

10.1
Amendment No. 10, dated July 28, 2026 to the Distribution Agreement, dated June 29, 2018, as amended on May 31, 2019, August 3, 2021, June 3, 2022, February 10, 2023, October 29, 2024, May
1, 2025, July 29, 2025, January 27, 2026, and April 28, 2026 by and among Dynex Capital, Inc.,
BTIG, LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, JonesTrading Institutional
Services LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co.
LLC, RBC Capital Markets, LLC, UBS Securities LLC, and Wells Fargo Securities, LLC
(incorporated herein by reference to Exhibit 10.1 to Dynex’ Current Report on Form 8-K filed July
28, 2026).

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
101
The following materials from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting
Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of
Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated
Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104
The cover page from Dynex Capital, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language)
(included with Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

Date:	October 27, 2026	/s/ Michael A. Sartori
Michael A. Sartori
Chief Financial Officer
(Principal Financial Officer)